Form 10-Q
period 2013-03-31
SunOpta Inc.
filed 2013-05-08
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________.

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
Yes [ x ]       No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ x ]       No[ ]

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
Yes [ ]       No[ x ]

The number of the registrant’s common shares outstanding as of May 3, 2013 was 66,165,109.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended March 30, 2013

TABLE OF CONTENTS

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at March 30, 2013, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.0160 and $1.00 = €0.7801. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to possible operational consolidation, reduction of non-core assets and operations, business strategies, plant and production capacities, revenue generation potential, anticipated construction costs, competitive strengths, goals, capital expenditure plans, business and operational growth and expansion plans, anticipated operating margins and operating income targets, gains or losses associated with business transactions, cost reductions, rationalization and improved efficiency initiatives, proposed new product offerings, and references to the future growth of the business and global markets for the Company’s products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstance.

SUNOPTA INC.	1	March 30, 2013 10-Q

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

  our ability to renew our syndicated North American credit facilities when they become due on July 27, 2016;

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

  dilution in the value of our common shares through the exercise of stock options, warrants, participation in our employee stock purchase plan and issuance of additional securities;

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

  value of our ownership position in Opta Minerals Inc.;

  our lack of management and operational control over Mascoma Corporation;

  fluctuations in exchange rates, interest rates and certain commodities;

SUNOPTA INC.	2	March 30, 2013 10-Q

  our ability to effectively manage our growth and integrate acquired companies; and

  the volatility of our operating results and share price.

Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (“Form 10-K”). For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read the risk factors under Item 1A, “Risk Factors”, of the Form 10-K.

SUNOPTA INC.	3	March 30, 2013 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarter ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
	March 30, 2013	March 31, 2012
	$	$

Revenues	282,825	259,328

Cost of goods sold	248,575	224,842

Gross profit	34,250	34,486

Selling, general and administrative expenses	22,911	20,430
Intangible asset amortization	1,248	1,193
Other expense, net (note 8)	365	364
Foreign exchange loss (gain)	(585)	82

Earnings from continuing operations before the following	10,311	12,417

Interest expense, net	1,690	2,583

Earnings from continuing operations before income taxes	8,621	9,834

Provision for income taxes	3,275	3,586

Earnings from continuing operations	5,346	6,248

Earnings (loss) from discontinued operations, net of income taxes (note 3)	(58)	191

Earnings	5,288	6,439

Earnings attributable to non-controlling interests	163	547

Earnings attributable to SunOpta Inc.	5,125	5,892

Earnings (loss) per share – basic (note 9)
- from continuing operations	0.08	0.09
- from discontinued operations	-	-
	0.08	0.09
Earnings (loss) per share – diluted (note 9)
- from continuing operations	0.08	0.09
- from discontinued operations	-	-
	0.08	0.09

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	March 30, 2013 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarter ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended
	March 30, 2013	March 31, 2012
	$	$

Earnings from continuing operations	5,346	6,248
Earnings (loss) from discontinued operations, net of income taxes	(58)	191
Earnings	5,288	6,439

Currency translation adjustment	(1,584)	1,099
Change in fair value of interest rate swap, net of taxes (note 4)	(234)	(40)
Other comprehensive earnings (loss), net of income taxes	(1,818)	1,059

Comprehensive earnings	3,470	7,498

Comprehensive earnings (loss) attributable to non-controlling interests	(25)	612

Comprehensive earnings attributable to SunOpta Inc.	3,495	6,886

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	March 30, 2013 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at March 30, 2013 and December 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

	March 30, 2013	December 29, 2012
	$	$

ASSETS
Current assets
Cash and cash equivalents (note 10)	6,709	6,840
Restricted cash (note 7)	6,397	6,595
Accounts receivable	117,763	113,314
Inventories (note 5)	258,798	255,738
Prepaid expenses and other current assets	17,309	20,538
Current income taxes recoverable	1,814	1,814
Deferred income taxes	2,664	2,653
	411,454	407,492

Investments (note 6)	33,845	33,845
Property, plant and equipment	147,600	140,579
Goodwill	56,998	57,414
Intangible assets	51,076	52,885
Deferred income taxes	12,085	12,879
Other assets	2,073	2,216

	715,131	707,310

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	150,849	131,061
Accounts payable and accrued liabilities	111,133	128,544
Customer and other deposits	8,702	4,734
Income taxes payable	3,632	4,125
Other current liabilities	2,177	2,660
Current portion of long-term debt (note 7)	6,582	6,925
Current portion of long-term liabilities	1,477	1,471
	284,552	279,520

Long-term debt (note 7)	48,799	51,273
Long-term liabilities	5,830	5,544
Deferred income taxes	27,596	27,438
	366,777	363,775

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 66,151,249 shares issued (December 29, 2012 - 66,007,236)	183,954	183,027
Additional paid-in capital	17,277	16,855
Retained earnings	129,857	124,732
Accumulated other comprehensive income (loss)	(93)	1,537
	330,995	326,151
Non-controlling interests	17,359	17,384
Total equity	348,354	343,535

	715,131	707,310

Commitments and contingencies (note 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	March 30, 2013 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarter ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income (loss)	interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2012	66,007	183,027	16,855	124,732	1,537	17,384	343,535

Employee share purchase plan and compensation grants	22	128	-	-	-	-	128
Exercise of options	122	799	(263)	-	-	-	536
Stock-based compensation	-	-	685	-	-	-	685
Earnings from continuing operations	-	-	-	5,183	-	163	5,346
Loss from discontinued operations, net of income taxes	-	-	-	(58)	-	-	(58)
Currency translation adjustment	-	-	-	-	(1,475)	(109)	(1,584)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(155)	(79)	(234)

Balance at March 30, 2013	66,151	183,954	17,277	129,857	(93)	17,359	348,354

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2011	65,796	182,108	14,134	100,508	2,382	15,816	314,948

Employee share purchase plan and compensation grants	32	144	-	-	-	-	144
Exercise of options	7	17	(4)	-	-	-	13
Stock-based compensation	-	-	588	-	-	-	588
Earnings from continuing operations	-	-	-	5,701	-	547	6,248
Earnings from discontinued operations, net of income taxes	-	-	-	191	-	-	191
Currency translation adjustment	-	-	-	-	1,020	79	1,099
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(26)	(14)	(40)

Balance at March 31, 2012	65,835	182,269	14,718	106,400	3,376	16,428	323,191

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	March 30, 2013 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarter ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended
	March 30, 2013	March 31, 2012
	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Earnings	5,288	6,439
Earnings (loss) from discontinued operations	(58)	191
Earnings from continuing operations	5,346	6,248

Items not affecting cash:
Depreciation and amortization	5,420	4,773
Deferred income taxes	941	2,086
Stock-based compensation	685	588
Unrealized loss on derivative instruments (note 4)	743	682
Other	322	443
Changes in non-cash working capital, net of businesses acquired (note 10)	(20,176)	(21,930)
Net cash flows from operations - continuing operations	(6,719)	(7,110)
Net cash flows from operations - discontinued operations	(38)	(148)
	(6,757)	(7,258)

Investing activities
Acquisitions of businesses, net of cash acquired (note 2)	(3,828)	(17,530)
Purchases of property, plant and equipment	(7,893)	(4,919)
Purchases of intangible assets	(99)	(25)
Other	(398)	(77)
Net cash flows from investing activities - continuing operations	(12,218)	(22,551)
Net cash flows from investing activities - discontinued operations	-	(13)
	(12,218)	(22,564)

Financing activities
Increase under line of credit facilities (note 7)	20,639	19,008
Borrowings under long-term debt (note 7)	232	19,088
Repayment of long-term debt (note 7)	(2,419)	(7,030)
Financing costs	(14)	(91)
Proceeds from the issuance of common shares	664	157
Other	(45)	(3)
Net cash flows from financing activities - continuing operations	19,057	31,129

Foreign exchange gain (loss) on cash held in a foreign currency	(213)	44

Increase (decrease) in cash and cash equivalents in the period	(131)	1,351

Cash and cash equivalents - beginning of the period	6,840	2,378

Cash and cash equivalents - end of the period	6,709	3,729

Supplemental cash flow information (note 10)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company has two business segments, the largest being SunOpta Foods, which consists of four operating segments that operate in the natural, organic and specialty food sectors and utilizes a number of integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66.1% of Opta Minerals Inc. (“Opta Minerals”) as at March 30, 2013 and December 29, 2012. Opta Minerals is a vertically integrated provider of custom process solutions and industrial mineral products for use primarily in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries. As at March 30, 2013 and December 29, 2012, the Company also held an 18.7% equity ownership position in Mascoma Corporation (“Mascoma”), an innovative biofuels company.

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended March 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 28, 2013 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 29, 2012. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Comparative balances

As a result of the divestiture of the Company’s interest in Purity Life Natural Health Products (“Purity”) on June 5, 2012 (see note 3), the operating results and cash flows of Purity for the quarter ended March 31, 2012 have been reclassified to discontinued operations.

2. Business Acquisition

Bulgarian Processing Operation

On December 31, 2012, the Company acquired a grains handling and processing facility located in Silistra, Bulgaria and operated as the Organic Land Corporation OOD (“OLC”). The facility is located near a protected and chemical free agricultural area, which produces organic products including sunflower, flax seed, corn, barley and soybeans. This acquisition diversifies the Company’s organic sunflower processing operations and should allow it to expand its capabilities into the other organic products grown in the region. The Company had been sourcing non-genetically modified sunflower kernel from OLC from late 2011 through to the date of acquisition. Since the acquisition date, the results of operations of OLC have been included in the International Foods Group.

This transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, as well as the total consideration transferred to effect the acquisition of OLC as of the acquisition date. The amounts related to property, plant and equipment and income taxes are provisional pending receipt of additional information regarding the valuation of these items. The Company expects to finalize these amounts no later than one year from the acquisition date.

SUNOPTA INC.	9	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

$
Cash and cash equivalents	70
Accounts receivables	378
Inventories	55
Other current assets	21
Property, plant and equipment	4,067
Accounts payable and accrued liabilities	(228)
Long-term debt(1)	(465)
Total cash consideration	3,898

(1) Subsequent to the acquisition date, the Company fully repaid OLC’s existing bank loans.

The revenue and earnings of OLC since the date of acquisition were not material to the Company’s consolidated results of operations for the quarter ended March 30, 2013. In addition, assuming the acquisition had occurred as of January 1, 2012, the results of operations of OLC would not have had a material pro forma effect on the Company’s revenues, earnings and earnings per share for the quarter ended March 31, 2012.

3. Discontinued Operations

Purity Life Natural Health Products

On June 5, 2012, the Company completed the sale of Purity, its Canadian natural health products distribution business, for consideration of $13,443 (Cdn $14,000) in cash at closing, plus up to approximately $672 (Cdn $700) if Purity achieves certain earnings targets during the one-year period following the closing date. The contingent consideration will not be recognized by the Company until realized. The divestiture of Purity completed the Company’s exit from all non-core distribution businesses. Purity was formerly part of the Company’s International Foods Group operating segment.

Colorado Sun Oil Processing LLC

On August 12, 2011, the Company disposed of its interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture to Colorado Mills, LLC (“Colorado Mills”) pursuant to the outcome of related bankruptcy proceedings. The expenses of CSOP are included in discontinued operations, including legal fees and interest costs incurred in connection with ongoing arbitration proceedings (see note 11). CSOP was formerly part of the Grains and Foods Group operating segment.

Operating Results Reported in Discontinued Operations

The following table presents the aggregate operating results of Purity and CSOP reported in earnings (loss) from discontinued operations:

	Quarter ended
	March 30,	March 31,
	2013	2012
	$	$

Revenues	-	15,214

Earnings (loss) before income taxes	(93)	301
Recovery of (provision for) income taxes	35	(110)
Earnings (loss) from discontinued operations, net of income taxes	(58)	191

SUNOPTA INC.	10	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2013 and December 29, 2012:

		March 30, 2013
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	2,829	1,074	1,755	-
	Unrealized long-term derivative asset	3	-	3	-
	Unrealized short-term derivative liability	(1,882)	-	(1,882)	-
	Unrealized long-term derivative liability	(82)	-	(82)	-
(b)	Inventories carried at market(2)	17,557	-	17,557	-
(c)	Interest rate swaps(3)	(712)	-	(712)	-
(d)	Forward foreign currency contracts(4)	287	-	287	-
(e)	Contingent consideration(5)	(4,312)	-	-	(4,312)

				December 29, 2012
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	3,184	690	2,494	-
	Unrealized long-term derivative asset	93	-	93	-
	Unrealized short-term derivative liability	(1,623)	-	(1,623)	-
	Unrealized long-term derivative liability	(43)	-	(43)	-
(b)	Inventories carried at market(2)	15,426	-	15,426	-
(c)	Interest rate swaps(3)	(396)	-	(396)	-
(d)	Forward foreign currency contracts(4)	(327)	-	(327)	-
(e)	Contingent consideration(5)	(4,398)	-	-	(4,398)

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

The Company’s derivative contracts that are measured at fair value include exchange-traded commodity futures and forward commodity purchase and sale contracts. Exchange-traded futures are valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. Local market adjustments use observable inputs or market transactions for similar assets or liabilities and, as a result, are classified as level 2. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view non-performance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.

SUNOPTA INC.	11	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the price of cocoa. These derivative instruments are not designated as hedges for accounting purposes. For the quarter ended March 30, 2013, a loss of $743 (March 31, 2012 – loss of $682) was recorded in cost of goods sold on the consolidated statement of operations related to changes in the fair value of these derivatives.

At March 30, 2013, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

		Number of bushels
		purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	1,504	649
Forward commodity sale contracts	(644)	(1,235)
Commodity futures contracts	(1,209)	(288)

In addition, as at March 30, 2013, the Company also had open forward contracts to sell 44 lots of cocoa.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at March 30, 2013, the Company had 441,135 bushels of commodity corn and 818,531 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

As at March 30, 2013, Opta Minerals held interest rate swaps with a notional value of Cdn $45,600 in the aggregate to pay fixed rates of 1.85% to 2.02%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until May 2017. The net notional value decreases in accordance with the quarterly principal repayments on Opta Minerals’ non-revolving term credit facility (see note 7).

At each period end, the Company calculates the mark-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of these derivative instruments are included on the consolidated statements of comprehensive earnings. For the quarter ended March 30, 2013, a $316 loss (March 31, 2012 – loss of $43), net of income tax benefit of $82 (March 31, 2012 – income tax benefit of $3), was recorded in other comprehensive earnings.

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at March 30, 2013, the Company had open forward foreign exchange contracts with a notional value of €4,132 and $10,983. For the quarter ended March 30, 2013, the Company recognized an unrealized gain of $287 (March 31, 2012 – unrealized gain of $331) related to changes in the fair value of these derivatives, which is included in foreign exchange loss (gain) on the consolidated statements of operations

SUNOPTA INC.	12	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. For the quarter ended March 30, 2013, the change in the fair value of the contingent consideration liability reflected (i) changes in the probability of achievement of the factors on which the contingencies are based, (ii) the accretion of interest expense, and (iii) changes in foreign currency exchange rates, which were not material individually or in the aggregate for the quarter ended March 30, 2013.

5. Inventories

	March 30, 2013	December 29, 2012
	$	$
Raw materials and work-in-process	165,243	169,269
Finished goods	69,005	63,621
Company-owned grain	29,082	27,335
Inventory reserves	(4,532)	(4,487)
	258,798	255,738

6. Investments

The Company accounts for its investment in Mascoma using the cost method. As at March 30, 2013 and December 29, 2012, the Company had not estimated the fair value of this investment, as no events or changes in circumstances were identified that may have a significant adverse effect on the investment’s fair value.

SUNOPTA INC.	13	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

7. Bank Indebtedness and Long-Term Debt

	March 30, 2013	December 29, 2012
	$	$
Bank indebtedness:
North American credit facilities(1)	86,904	75,700
European credit facilities(2)	49,977	44,611
Opta Minerals revolving term credit facility(3)	13,968	10,750
	150,849	131,061

Long-term debt:
Opta Minerals non-revolving term credit facility(3)	48,203	50,315
Lease obligations(4)	6,603	7,219
Other	575	664
	55,381	58,198
Less: current portion	6,582	6,925
	48,799	51,273

(1)	North American credit facilities

The syndicated North American credit facilities support the core North American food operations of the Company.

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

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at March 30, 2013, the weighted-average interest rate on the facilities was 2.21%.

The facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, excluding Opta Minerals and The Organic Corporation (“TOC”).

(2)	European credit facilities

The European credit facilities support the global sourcing, supply and processing capabilities of the International Foods Group.

On September 25, 2012, TOC and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. The revolving credit facility is secured by the working capital of TOC and certain of its subsidiaries. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit may be extended or adjusted upon approval of the lenders. Interest costs under the facilities accrue based on either a loan margin of 1.75% or an overdraft margin of 1.85% plus the cost of funds as set by each of the lenders on a periodic basis. The cost of funds as set by the lenders was 0.12% at March 30, 2013.

On March 26, 2012, TOC entered into a €4,990 credit facility to pre-finance the construction of equipment for a cocoa processing facility to be located in Middenmeer, the Netherlands. As of March 30, 2013, €3,844 (December 29, 2012 – €3,493) of this facility had been utilized to fund the construction in process. Interest on borrowings under this facility accrues at 3.8%. Upon completion of the assets under construction, borrowings under this facility will be repaid through a long-term lease facility (as described below under (4)).

SUNOPTA INC.	14	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(3)	Opta Minerals credit facilities

These credit facilities are specific to the operations of Opta Minerals.

On July 24, 2012, Opta Minerals amended its credit agreement dated May 18, 2012, to provide for a Cdn $15,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility matures on August 14, 2013, with the outstanding principal amount repayable in full on the maturity date. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial covenants are not met (see below). The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date.

Interest on the borrowings under these facilities accrues at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 3.50% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non- revolving term credit facility (see note 4). As at March 30, 2013, the weighted-average interest rate on the credit facilities was 5.30%, after taking into account the related interest rate hedging activities.

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals.

As at March 31, 2013, Opta Minerals was not in compliance with one of the financial covenants under its credit agreement. On April 30, 2013, the lenders waived compliance with the covenant for the quarter and amended the covenant for the periods ending June 30, 2013 and September 30, 2013. As it is not considered probable that Opta Minerals will violate the amended covenant within the next 12 months, the non-revolving term credit facility continues to be classified as non-current on the consolidated balance sheet at March 30, 2013. In addition, effective April 30, 2013, the lenders increased the Opta Minerals revolving term credit facility to Cdn $20,000 and extended the maturity date to August 14, 2014.

(4)	Lease obligations

On October 1, 2012, TOC entered into a €4,990 ($6,595) lease facility to provide for long-term financing on equipment for the cocoa processing facility in the Netherlands. Interest on this facility accrues at an effective rate of 5.9% and the facility matures on October 1, 2019. Principal and accrued interest is repayable in equal monthly installments of €73. Borrowings under this facility are recorded as restricted cash on the consolidated balance sheet at March 30, 2013 and December 29, 2012, as this amount will be applied to the repayment of the credit facility used to pre-finance the construction of the equipment (as described above under (2)).

8. Other Expense, Net

The components of other expense (income) are as follows:

			Quarter ended
		March 30,	March 31,
		2013	2012
		$	$
(a)	Severance and other rationalization costs	287	320
(b)	Acquisition-related transaction costs	127	201
	Other	(49)	(157)
		365	364

SUNOPTA INC.	15	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(a)	Severance and other rationalization costs

For the quarter ended March 30, 2013, the Company recorded employee severance and other costs in connection with the closure of the Chelmsford, Massachusetts administrative office of the Ingredients Group and the related relocation of certain back-office functions to the Company’s corporate office located in Edina, Minnesota. In addition, Opta Minerals incurred severance and other costs in connection with the rationalization and integration of WGI Heavy Metals, Incorporated, which was acquired in August 2012.

For the quarter ended March 31, 2012, the Company recorded employee severance and other costs in connection with the rationalization of a number of operations and functions within SunOpta Foods in an effort to streamline operations, which included a reduction in its salaried workforce of approximately 6%.

(b)	Acquisition-related transaction costs

For the quarter ended March 30, 2013, the Company incurred transaction costs in connection with the acquisition of OLC (see note 2). For the quarter ended March 31, 2012, Opta Minerals incurred transaction costs related to the acquisition of Babco Industrial Corp. in February 2012.

9. Earnings Per Share

Earnings (loss) per share are calculated as follows:

		Quarter ended
	March 30, 2013	March 31, 2012
Earnings from continuing operations attributable to SunOpta Inc.	$5,183	$5,701
Earnings (loss) from discontinued operations, net of income taxes	(58)	191
Earnings attributable to SunOpta Inc.	$5,125	$5,892
Basic weighted-average number of shares outstanding	66,092,504	65,809,505
Dilutive potential of the following:
Employee/director stock options	885,853	484,398
Warrants	285,485	87,657
Diluted weighted-average number of shares outstanding	67,263,842	66,381,560
Earnings (loss) per share - basic:
- from continuing operations	$0.08	$0.09
- from discontinued operations	-	-
	$0.08	$0.09
Earnings (loss) per share - diluted:
- from continuing operations	$0.08	$0.09
- from discontinued operations	-	-
	$0.08	$0.09

SUNOPTA INC.	16	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

For the quarter ended March 30, 2013, options to purchase 817,000 (March 31, 2012 - 1,485,100) common shares have been excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

10. Supplemental Cash Flow Information

		Quarter ended
	March 30,	March 31,
	2013	2012
	$	$
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(4,483)	(18,659)
Inventories	(4,016)	3,118
Income tax recoverable	(493)	839
Prepaid expenses and other current assets	2,919	231
Accounts payable and accrued liabilities	(18,069)	(12,852)
Customer and other deposits	3,966	5,393
	(20,176)	(21,930)

As at March 30, 2013, cash and cash equivalents included $3,710 (December 29, 2012 - $3,966) that was specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

11. Commitments and Contingencies

(a)	Colorado Sun Oil Processing LLC dispute

Colorado Mills and SunOpta Grains and Foods Inc. (formally Sunrich LLC, herein “Grains and Foods”), a wholly- owned subsidiary of the Company, organized a joint venture through CSOP. The purpose of the joint venture was to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record-keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under an output term of the joint venture agreement.

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

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a motion to vacate the arbitration award on March 30, 2012 in Prowers County District Court. Colorado Mills filed a response on April 20, 2012. The Company filed a reply on April 27, 2012. The Prowers County District Court denied the Company’s motion and entered judgment on the arbitration award on July 6, 2012 in the amount of $4,816. On July 13, 2012, the Company bonded the judgment in the amount of $6,875, or approximately 125% of the judgment amount, to stay execution of the judgment pending the Company’s filing of an appeal to the Colorado Court of Appeals. On August 20, 2012, the Company appealed from the judgment to the Colorado Court of Appeals. The matter is now fully briefed, and Oral Argument on the appeal has been scheduled for May 14, 2013. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error, and that vacatur of the award is warranted, management cannot predict whether the prospect of an unfavorable outcome in this matter is probable. As of March 30, 2013 and December 29, 2012, the Company accrued the full value of the award, together with accrued interest, pending the outcome of post-arbitration judicial proceedings.

SUNOPTA INC.	17	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(b)	Other claims

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

Other expense, interest expense and provision for income taxes are not allocated to operating segments.

SUNOPTA INC.	18	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

			Quarter ended
			March 30, 2013
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	191,921	20,147	-	212,068
Canada	6,278	6,654	-	12,932
Europe and other	48,401	9,424	-	57,825
Total revenues from external customers	246,600	36,225	-	282,825

Segment operating income (loss)	9,624	2,463	(1,411)	10,676

Other expense, net				365
Interest expense, net				1,690
Provision for income taxes				3,275
Earnings from continuing operations				5,346

			Quarter ended
			March 30, 2013
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	108,287	19,372	45,382	18,880	191,921
Canada	2,363	1,281	1,145	1,489	6,278
Europe and other	19,803	868	24	27,706	48,401
Total revenues from external customers	130,453	21,521	46,551	48,075	246,600

Segment operating income (loss)	7,493	1,002	(175)	1,304	9,624

SUNOPTA INC.	19	March 30, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2013 and March 31, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

			Quarter ended
			March 31, 2012
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	182,486	18,042	-	200,528
Canada	9,134	6,272	-	15,406
Europe and other	39,376	4,018	-	43,394
Total revenues from external customers	230,996	28,332	-	259,328

Segment operating income (loss)	11,553	3,081	(1,853)	12,781

Other expense, net				364
Interest expense, net				2,583
Provision for income taxes				3,586
Earnings from continuing operations				6,248

			Quarter ended
			March 31, 2012
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	104,448	19,304	43,919	14,815	182,486
Canada	4,465	1,671	678	2,320	9,134
Europe and other	12,262	674	555	25,885	39,376
Total revenues from external customers	121,175	21,649	45,152	43,020	230,996

Segment operating income (loss)	8,386	1,229	(175)	2,113	11,553

SUNOPTA INC.	20	March 30, 2013 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended March 30, 2013 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 8, 2013.

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

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect. Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect. These factors are more fully described in the “Risk Factors” section at Item 1A of the Form 10-K.

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

Business Development

Expansion of Aseptic Processing and Packaging Operations

We are expanding the Grains and Foods Group’s aseptic processing and packaging operations in Modesto, California and Alexandria, Minnesota with the installation of an additional multi-serve filler (liter/quart) at each operation, as well as a single serve (200/250ml) filler at the Modesto operation. Each of the new fillers is expected to be in production during the third quarter of 2013. The addition of further processing and packaging capabilities is in response to continued growth in the non-dairy and alternative beverage categories that we currently serve. The new fillers will provide unique capabilities and are expected to provide opportunities to bring new and innovative products in a new aseptic package format to the market, which we expect will further enhance the profitability of these operations.

Bulgarian Processing Operation

On December 31, 2012, we acquired a grains handling and processing facility located in Silistra, Bulgaria, and operated as the Organic Land Corporation OOD (“OLC”), for cash consideration of $3,898. The facility is located near a protected and chemical free agricultural area, which produces organic products including sunflower, flax seed, corn, barley and soybeans. We have been sourcing non-genetically modified (“non-GMO”) sunflower kernel from OLC since late 2011. This acquisition diversifies our non-GMO and organic sunflower processing operations and should allow us to expand our capabilities into the other organic products grown in the region. OLC’s operations are included in the International Foods Group.

SUNOPTA INC.	21	March 30, 2013 10-Q

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

Strategic Divestitures

Purity Life Natural Health Products

On June 5, 2012, we completed the sale of Purity, our Canadian natural health products distribution business, for consideration of $13,443 (Cdn $14,000) in cash at closing, plus up to approximately $672 (Cdn $700) if Purity achieves certain earnings targets during the one-year period following the closing date. We will not recognize the contingent consideration until realized. The divestiture of Purity completed our exit from all non-core distribution businesses. The operating results of Purity for the quarter ended March 31, 2012 have been reclassified to discontinued operations. Purity was formerly part of the International Foods Group.

Colorado Sun Oil Processing LLC

In August 2011, we disposed of our interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture to Colorado Mills, LLC (“Colorado Mills”) pursuant to outcome of related bankruptcy proceedings. The expenses of CSOP are included in discontinued operations, including legal fees and interest costs incurred in connection with ongoing arbitration proceedings (see note 11 to the interim consolidated financial statements). CSOP was formerly part of the Grains and Foods Group.

SUNOPTA INC.	22	March 30, 2013 10-Q

Consolidated Results of Operations

For the quarter ended	March 30, 2013	March 31, 2012	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	246,600	230,996	15,604	6.8%
Opta Minerals	36,225	28,332	7,893	27.9%
Total Revenue	282,825	259,328	23,497	9.1%

Gross Profit
SunOpta Foods	27,013	28,239	(1,226)	-4.3%
Opta Minerals	7,237	6,247	990	15.8%
Total Gross Profit	34,250	34,486	(236)	-0.7%

Segment Operating Income (Loss)(1)
SunOpta Foods	9,624	11,553	(1,929)	-16.7%
Opta Minerals	2,463	3,081	(618)	-20.1%
Corporate Services	(1,411)	(1,853)	442	23.9%
Total Segment Operating Income	10,676	12,781	(2,105)	-16.5%

Other expense, net	365	364	1	0.3%
Earnings from continuing operations before the following	10,311	12,417	(2,106)	-17.0%
Interest expense, net	1,690	2,583	(893)	-34.6%
Provision for income taxes	3,275	3,586	(311)	-8.7%
Earnings from continuing operations	5,346	6,248	(902)	-14.4%
Earnings attributable to non-controlling interests	163	547	(384)	-70.2%
Earnings (loss) from discontinued operations, net of taxes	(58)	191	(249)	n/m

Earnings attributable to SunOpta Inc.	5,125	5,892	(767)	-13.0%

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

SUNOPTA INC.	23	March 30, 2013 10-Q

	Grains		Consumer	International
	and Foods	Ingredients	Products	Foods	SunOpta	Opta	Corporate	Consol-
	Group	Group	Group	Group	Foods	Minerals	Services	idated
For the quarter ended	$	$	$	$	$	$	$	$
March 30, 2013
Segment operating income (loss)	7,493	1,002	(175)	1,304	9,624	2,463	(1,411)	10,676
Other income (expense), net	7	(127)	119	(62)	(63)	(238)	(64)	(365)
Earnings (loss) from continuing operations before the following	7,500	875	(56)	1,242	9,561	2,225	(1,475)	10,311

March 31, 2012
Segment operating income (loss)	8,386	1,229	(175)	2,113	11,553	3,081	(1,853)	12,781
Other income (expense), net	20	(40)	(39)	-	(59)	(158)	(147)	(364)
Earnings (loss) from continuing operations before the following	8,406	1,189	(214)	2,113	11,494	2,923	(2,000)	12,417

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

Revenues for the quarter ended March 30, 2013 increased by 9.1% to $282,825 from $259,328 for the quarter ended March 31, 2012. Revenues in SunOpta Foods increased by 6.8% to $246,600 and revenues in Opta Minerals increased by 27.9% to $36,225. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 3% on a consolidated basis and approximately 4% within SunOpta Foods. Excluding the impact of lower revenues due to the impact of crop quality and availability of soybeans and sunflower seeds as a result of the 2012 drought conditions in North America, and delayed agronomy sales in 2013 due to weather conditions, sales in SunOpta Foods increased 7.5% . Contributing to the increase in revenues within SunOpta Foods was strong demand and higher pricing for organic corn and organic feed products; strong sales in our U.S. organic ingredients operation within the International Foods Group; and higher sales volumes of value-added aseptic packaged goods and resealable pouch products. These factors were partially offset by lower soybean sales due to the effects on supply of the 2012 North American drought; a decrease in agronomy sales in North America due to a later planting season in 2013; and lower industrial frozen food sales due to the exit from that line of business in the first quarter of 2012. In addition, our revenues were negatively impacted by the continuing economic uncertainty in Europe and reduced volumes and pricing in our specialty coffee operation due to the effect of lower prices for commodity coffee. At Opta Minerals, the increase in revenues reflected incremental revenues from WGI (acquired August 2012) and Babco (acquired February 2012), partially offset by lower base sales due to a slowdown in the North American construction and infrastructure sectors and European steel sector.

Gross profit decreased $236, or 0.7%, to $34,250 for the quarter ended March 30, 2013, compared with $34,486 for the quarter ended March 31, 2012. As a percentage of revenues, gross profit for the quarter ended March 30, 2013 was 12.1% compared to 13.3% for the quarter ended March 31, 2012, a decrease of 1.2% . The decrease in gross profit percentage primarily reflected lower sunflower processing yields due to the effects of the 2012 North American drought, which negatively impacted seed quality and by-product values. In addition, unfavorable product mix as well as lower sales pricing and production volumes at our healthy snacks facilities had a negative impact on gross profit percentage. Lower margins were also recognized on sales of specialty coffee due to pricing pressure related to the effect of lower commodity coffee prices. All of those factors were partially offset by favorable margins on organic grains sales and the positive impact of industrial product rationalization efforts at our frozen foods operation in the first quarter of 2012.

Total segment operating income for the quarter ended March 30, 2013 decreased by $2,105, or 16.5%, to $10,676, compared with $12,781 for the quarter ended March 31, 2012. As a percentage of revenue, segment operating income was 3.8% for the quarter ended March 30, 2013, compared with 4.9% for the quarter ended March 31, 2012. The decrease in segment operating income at SunOpta Foods reflected lower overall gross profit as described above, as well as a $2,481 increase in selling, general and administrative (“SG&A”) expenses, primarily related to higher compensation and other costs within the International Foods Group and incremental SG&A related to WGI and Babco. The decline in segment operating income at Opta Minerals, despite the incremental contribution from WGI and Babco, reflected a combination of lower sales volumes to the steel industry and competitive marketplace pricing conditions. All of those factors were partially offset by the favorable impact of foreign exchange movements for the euro relative to the U.S. and Canadian dollars.

SUNOPTA INC.	24	March 30, 2013 10-Q

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended March 30, 2013 of $365 included employee severance and other costs in connection with the closure of the Chelmsford, Massachusetts administrative office of the Ingredients Group (and the related relocation of certain back-office functions to our corporate office located in Edina, Minnesota), as well as severance and other costs incurred by Opta Minerals in connection with rationalization and integration efforts underway at WGI. In addition, other expense for the quarter ended March 30, 2013 included transaction costs incurred in connection with the acquisition of OLC. Other expense for the quarter ended March 31, 2012 of $364 included employee severance and other costs in connection with the rationalization of a number of operations and functions within SunOpta Foods in an effort to streamline operations, which included a reduction in our salaried workforce of approximately 6%, as well as transaction costs incurred by Opta Minerals related to the acquisition of Babco.

The decrease in interest expense of $893 to $1,690 for the quarter ended March 30, 2013, compared with $2,583 for the quarter ended March 31, 2012, reflected lower borrowing costs associated with the renewal of our syndicated credit facilities in July 2012, partially offset by higher borrowings at Opta Minerals in connection with the WGI and Babco acquisitions.

The provision for income tax for the quarter ended March 30, 2013 was $3,275, or 38.0% of earnings before taxes, compared with $3,586, or 36.5% of earnings before taxes, for the quarter ended March 31, 2012. The annual effective income tax rate for fiscal 2013 is expected to be between 37% and 39%, excluding discrete adjustments.

Earnings from continuing operations for the quarter ended March 30, 2013 were $5,183, as compared to $5,701 for the quarter ended March 31, 2012, a decrease of $518 or 9.1% . Diluted earnings per share from continuing operations were $0.08 for the quarter ended March 30, 2013, compared with $0.09 for the quarter ended March 31, 2012.

Earnings attributable to non-controlling interests for the quarter ended March 30, 2013 were $163, compared with earnings of $547 for the quarter ended March 31, 2012. The $384 decrease reflected lower net earnings in our specialty coffee operation and at Opta Minerals.

Loss from discontinued operations of $58 for the quarter ended March 30, 2013 reflected legal fees and interest costs in connection with the ongoing arbitration proceedings related to the CSOP joint venture agreement. Earnings from discontinued operations of $191 for the quarter ended March 31, 2012 reflected the results of operations of Purity, partially offset by costs related to CSOP.

On a consolidated basis, we realized earnings of $5,125 (diluted earnings per share of $0.08) for the quarter ended March 30, 2013, compared with earnings of $5,892 (diluted earnings per share of $0.09) for the quarter ended March 31, 2012.

SUNOPTA INC.	25	March 30, 2013 10-Q

Segmented Operations Information

SunOpta Foods
For the quarter ended	March 30, 2013	March 31, 2012	Change	% Change

Revenues	$246,600	$230,996	$15,604	6.8%
Gross margin	27,013	28,239	(1,226)	-4.3%
Gross margin %	11.0%	12.2%		-1.2%

Operating income	$9,624	$11,553	$(1,929)	-16.7%
Operating income %	3.9%	5.0%		-1.1%

SunOpta Foods contributed $246,600 or 87.2% of consolidated revenue for the quarter ended March 30, 2013, compared with $230,996 or 89.1% of consolidated revenues for the quarter ended March 31, 2012, an increase of $15,604. Revenues in SunOpta Foods increased 6.8% compared to the quarter ended March 31, 2012. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 4% in SunOpta Foods. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended March 31, 2012	$ 230,996
Increase in the Grains and Foods Group	9,278
Decrease in the Ingredients Group	(128)
Increase in the Consumer Products Group	1,399
Increase in the International Foods Group	5,055
Revenues for the quarter ended March 30, 2013	$ 246,600

Gross margin in SunOpta Foods decreased by $1,226 for the quarter ended March 30, 2013 to $27,013, or 11.0% of revenues, compared with $28,239, or 12.2% of revenues for the quarter ended March 31, 2012. The table below explains the decrease in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the quarter ended March 31, 2012	$28,239
Decrease in the Grains and Foods Group	(740)
Decrease in the Ingredients Group	(148)
Increase in the Consumer Products Group	193
Decrease in the International Foods Group	(531)
Gross margin for the quarter ended March 30, 2013	$27,013

SUNOPTA INC.	26	March 30, 2013 10-Q

Operating income in SunOpta Foods decreased by $1,929 for the quarter ended March 30, 2013 to $9,624 or 3.9% of revenues, compared with $11,553 or 5.0% of revenues for the quarter ended March 31, 2012. The table below explains the decrease in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the quarter ended March 31, 2012	$11,553
Decrease in gross margin, as explained above	(1,226)
Increase in SG&A costs	(750)
Increase in corporate cost allocations	(456)
Increase in foreign exchange gains	503
Operating income for the quarter ended March 30, 2013	$9,624

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group
For the quarter ended	March 30, 2013	March 31, 2012	Change	% Change

Revenues	$130,453	$121,175	$9,278	7.7%
Gross margin	13,598	14,338	(740)	-5.2%
Gross margin %	10.4%	11.8%		-1.4%

Operating income	$7,493	$8,386	$(893)	-10.6%
Operating income %	5.7%	6.9%		-1.2%

The Grains and Foods Group contributed $130,453 in revenues for the quarter ended March 30, 2013, compared to $121,175 for the quarter ended March 31, 2012, a $9,278 or 7.7% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenues for the quarter ended March 31, 2012	$121,175
Improved pricing for organic feed, commodity corn and soy	13,453
Increased volume and higher pricing on aseptically packaged beverages	3,765
Higher raw in-shell sunflower volumes, partially offset by lower roasted sunflower sales	666
Lower soybean volumes due to the effects on supply of the 2012 drought in North America	(4,277)
Lower sunflower planting seed sales to international markets and a delay in domestic agronomy sales due to a later start to the planting season in 2013	(3,804)
Lower volumes of grain based ingredient products	(525)
Revenues for the quarter ended March 30, 2013	$130,453

SUNOPTA INC.	27	March 30, 2013 10-Q

Gross margin in the Grains and Foods Group decreased by $740 to $13,598 for the quarter ended March 30, 2013 compared to $14,338 for the quarter ended March 31, 2012, and the gross margin percentage decreased by 1.4% to 10.4% .. The decrease in gross margin as a percentage of revenue was primarily due to lower sunflower processing yields due to the effects of the 2012 North American drought, which negatively impacted seed quality and by-product values, partially offset by improved pricing on organic feed, commodity corn and soy. The table below explains the decrease in gross margin:

Grains and Foods Group Gross Margin Changes
Gross margin for the quarter ended March 31, 2012	$14,338
Lower sunflower processing yields and reduced by-product recovery values, attributed mainly to crop conditions stemming from an extraordinarily dry 2012 growing season	(1,463)
Reduced volumes of planting seeds	(633)
Lower sales of grain based ingredient products	(117)
Margin impact of improved pricing on organic feed and commodity corn, partially offset by lower soybean volumes	746
Higher volume and improved pricing on aseptically packaged beverages	727
Gross margin for the quarter ended March 30, 2013	$13,598

Operating income in the Grains and Foods Group decreased by $893, or 10.6%, to $7,493 for the quarter ended March 30, 2013, compared to $8,386 for the quarter ended March 31, 2012. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes
Operating income for the quarter ended March 31, 2012	$8,386
Decrease in gross margin, as explained above	(740)
Increase in corporate cost allocations	(276)
Decrease in foreign exchange losses	123
Operating income for the quarter ended March 30, 2013	$7,493

Looking forward, we believe the Grains and Foods business is well positioned in growing natural and organic food categories. We expect the new multi-serve fillers at our Alexandria, Minnesota and Modesto, California facilities as well as the new single-serve filler at Modesto will further enhance our ability to serve the non-dairy alternative beverage category with both new and innovative packaging format and a number of new product offerings beyond non-dairy beverages. We also intend to focus our efforts on growing our identity preserved, non-genetically modified (“non-GMO”) and organic grains business, expanding revenues from natural and organic grains based ingredients and continuing to focus on value-added ingredient and packaged product offerings. We intend to pursue internal growth and acquisition opportunities that are aligned with the Group’s core integrated grain business model. Additionally, the international expansion of our sales base via strategic relationships for procurement of product is expected to drive incremental sales volume. Our long-term target for the Grains and Foods Group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure a consistent quantity and quality of grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	28	March 30, 2013 10-Q

Ingredients Group
For the quarter ended	March 30, 2013	March 31, 2012	Change	% Change

Revenues	$21,521	$21,649	$(128)	-0.6%
Gross margin	3,652	3,800	(148)	-3.9%
Gross margin %	17.0%	17.6%		-0.6%

Operating income	$1,002	$1,229	$(227)	-18.5%
Operating income %	4.7%	5.7%		-1.0%

The Ingredients Group contributed $21,521 in revenues for the quarter ended March 30, 2013, compared to $21,649 for the quarter ended March 31, 2012, a $128 or 0.6% decrease. The table below explains the decrease in revenue:

Ingredients Group Revenue Changes
Revenues for the quarter ended March 31, 2012	$21,649
Decrease in volume and pricing for oat and soy fiber ingredients, as well as starches and bran products	(1,461)
Higher volumes and improved pricing for industrial and food service fruit ingredients	1,333
Revenues for the quarter ended March 30, 2013	$21,521

The Ingredients Group gross margin decreased by $148 to $3,652 for the quarter ended March 30, 2013 compared to $3,800 for the quarter ended March 31, 2012, and the gross margin percentage decreased by 0.6% to 17.0% . The decrease in gross margin as a percentage of revenue is due to pricing pressures and higher production costs in fiber ingredients, partially offset by favorable pricing and improved plant efficiencies in fruit ingredients due in part to higher production levels. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross margin for the quarter ended March 31, 2012	$3,800
Lower volume and pricing of fiber ingredients combined with reduced efficiencies resulting from lower production volume and higher input costs on oat and soy hulls	(542)
Higher contribution from improved pricing and volumes of fruit ingredient products	394
Gross margin for the quarter ended March 30, 2013	$3,652

Operating income in the Ingredients Group decreased by $227, or 18.5%, to $1,002 for the quarter ended March 30, 2013, compared to $1,229 for the quarter ended March 31, 2012. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating income for the quarter ended March 31, 2012	$1,229
Decrease in gross margin, as explained above	(148)
Increase in consulting spending to explore sales opportunities in international markets, partially offset by lower compensation expense primarily due to headcount rationalization that occurred in the first quarter of 2012	(79)
Operating income for the quarter ended March 30, 2013	$1,002

Looking forward, we intend to concentrate on growing the Ingredients Group’s fruit, fiber and specialty ingredients portfolio and customer base through product and process innovation and diversification. We intend to continue to introduce alternative fiber offerings of our own and have recently introduced both rice and cellulose fiber products. We also expect our new aseptic fruit ingredient line at our Southgate, California facility to increase capacity, expand our packaging capabilities, and

SUNOPTA INC.	29	March 30, 2013 10-Q

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

Consumer Products Group
For the quarter ended	March 30, 2013	March 31, 2012	Change	% Change

Revenues	$46,551	$45,152	$1,399	3.1%
Gross margin	3,972	3,779	193	5.1%
Gross margin %	8.5%	8.4%		0.1%

Operating loss	$(175)	$(175)	$-	0.0%
Operating loss %	-0.4%	-0.4%		0.0%

The Consumer Products Group contributed $46,551 in revenues for the quarter ended March 30, 2013, compared to $45,152 for the quarter ended March 31, 2012, a $1,399 or 3.1% increase. The table below explains the increase in revenue:

Consumer Products Group Revenue Changes
Revenues for the quarter ended March 31, 2012	$45,152
Increased sales of flexible pouch products, mainly in the organic baby food category	4,377
Decreased sales of industrial frozen foods due to exiting the category	(2,501)
Reduced sales of healthy fruit snacks due to increased competitive pressures offset by increased retail frozen foods volume	(477)
Revenues for the quarter ended March 30, 2013	$46,551

Gross margin in the Consumer Products Group increased by $193 to $3,972 for the quarter ended March 30, 2013 compared to $3,779 for the quarter ended March 31, 2012, and the gross margin percentage increased by 0.1% to 8.5% . The increase in gross margin as a percentage of revenue was due to a mix shift towards higher margin retail frozen food offerings, partially offset by higher production costs. The table below explains the increase in gross margin:

Consumer Products Group Gross Margin Changes
Gross margin for the quarter ended March 31, 2012	$3,779
Higher margins realized on retail format frozen food sales and decreased storage costs as a result of lower inventory levels	1,060
Lower sales volumes and increased plant costs at our healthy snacks facilities	(819)
Facility start-up costs related to the expansion of flexible pouch processing capabilities at Allentown, Pennsylvania, as well as lower extracted juice volumes, partially offset by favorable product mix shift in our consumer packaged beverage categories	(48)
Gross margin for the quarter ended March 30, 2013	$3,972

SUNOPTA INC.	30	March 30, 2013 10-Q

Operating loss in the Consumer Products Group remained at $175 for the quarter ended March 30, 2013, compared to the quarter ended March 31, 2012. The table below explains the change in operating loss:

Consumer Products Group Operating Loss Changes
Operating loss for the quarter ended March 31, 2012	$(175)
Increase in gross margin, as explained above	193
Lower professional fees, travel and office expenses	181
Increased compensation expenses	(213)
Increase in corporate cost allocations	(161)
Operating loss for the quarter ended March 30, 2013	$(175)

Looking forward, we expect improvements in margins and operating income from the Consumer Products Group through the growth of our beverage, snack, pouch and frozen food offerings. We remain customer focused and continue to explore new ways to bring new value-added packaged products and processes to market, leveraging our global raw material sourcing and supply capabilities. We intend to continue to expand our flexible re-sealable pouch capabilities with the addition of two more filling lines at Allentown, increasing our total filling capacity to approximately 150 million pouches by the third quarter of 2013. Continued new product development and innovation in healthy snacks combined with increasing demand for portable nutritious fruit offerings are expected to drive growth in this business. Long term we are targeting 8% to 10% operating margins from the Consumer Products Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

International Foods Group
For the quarter ended	March 30, 2013	March 31, 2012	Change	% Change

Revenues	$48,075	$43,020	$5,055	11.8%
Gross margin	5,791	6,322	(531)	-8.4%
Gross margin %	12.0%	14.7%		-2.7%

Operating income	$1,304	$2,113	$(809)	-38.3%
Operating income %	2.7%	4.9%		-2.2%

The International Foods Group contributed $48,075 in revenues for the quarter ended March 30, 2013, compared to $43,020 for the quarter ended March 31, 2012, a $5,055 or 11.8% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenues for the quarter ended March 31, 2012	$43,020
Higher sales volumes in the U.S. of organic fruits, nuts, and seeds	2,885
Higher sales volumes of sunflower kernel in Europe, partially offset by reduced sweetener, orange and coffee sales	1,449
Increased commodity prices for organic commodities such as sugar, seeds, and feed ingredients	547
Favorable impact on revenues due to the stronger euro relative to the U.S. dollar	174
Revenues for the quarter ended March 30, 2013	$48,075

SUNOPTA INC.	31	March 30, 2013 10-Q

Gross margin in the International Foods Group decreased by $531 to $5,791 for the quarter ended March 30, 2013 compared to $6,322 for the quarter ended March 31, 2012. Gross margin as a percentage of revenues was lower by 2.7% due to unfavorable margins realized on coffee, oranges and sweeteners. The table below explains the decrease in gross margin:

International Foods Gross Margin Changes
Gross margin for the quarter ended March 31, 2012	$6,322
Lower margins realized on coffee due to declining market prices combined with reduced margins on sugar, orange and other organic raw materials due to economic weakness in Europe	(1,282)
Increased volume and favorable product mix in the U.S. for organic fruit, nuts and seeds	751
Gross margin for the quarter ended March 30, 2013	$5,791

Operating income in the International Foods Group decreased by $809, or 38.3%, to $1,304 for the quarter ended March 30, 2013, compared to $2,113 for the quarter ended March 31, 2012. The table below explains the decrease in operating income:

International Foods Group Operating Income Changes
Operating income for the quarter ended March 31, 2012	$2,113
Decrease in gross margin, as explained above	(531)
Higher compensation costs due primarily to increased headcount, higher pension premiums, increased rent and other general office costs, and costs associated with the start-up of the new cocoa processing facility in the Netherlands	(660)
Foreign exchange gains on forward foreign exchange contracts	382
Operating income for the quarter ended March 30, 2013	$1,304

Looking forward, the International Foods Group is focused on leveraging its sourcing, supply and processing expertise to grow its portfolio of organic ingredients. Long-term group operating margins are targeted at 5% to 6% of revenues, which are expected to be achieved through a combination of strategic sourcing, pricing and product development strategies. We intend to leverage the Group’s sourcing and supply capabilities and forward and backward integrate where opportunities exist, expanding our processing expertise and increasing our value-added capabilities. In addition, we expect our new cocoa processing facility under construction in the Netherlands will increase our ability to grow our organic and specialty cocoa business, once commissioned in the third quarter of 2013. The integrated grains handling and processing facility in Bulgaria added in early fiscal 2013 is expected to diversify and expand our sourcing and processing capabilities in this region. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable fluctuations in foreign exchange, reduced demand for natural and organic ingredients, increased competition, delayed synergies, as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	32	March 30, 2013 10-Q

Opta Minerals
For the quarter ended	March 30, 2013	March 31, 2012	Change	% Change

Revenues	$36,225	$28,332	$7,893	27.9%
Gross margin	7,237	6,247	990	15.8%
Gross margin %	20.0%	22.0%		-2.0%

Operating income	$2,463	$3,081	$(618)	-20.1%
Operating income %	6.8%	10.9%		-4.1%

Opta Minerals contributed $36,225 in revenues for the quarter ended March 30, 2013, compared to $28,332 for the quarter ended March 31, 2012, a $7,893 or a 27.9% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended March 31, 2012	$28,332
Incremental revenues due to the acquisition of WGI in August 2012 and Babco in February 2012	9,782
Decreased volumes of abrasive and industrial mineral products, due to a slowdown in the North American construction and infrastructure sectors	(1,021)
Decreased volumes of steel and magnesium products, due to a slowdown in the European steel sector	(868)
Revenues for the quarter ended March 30, 2013	$36,225

Gross margin for Opta Minerals increased by $990 to $7,237 for the quarter ended March 30, 2013 compared to $6,247 for the quarter ended March 31, 2012, and the gross margin percentage decreased by 2.0% to 20.0% . The decrease in gross margin as a percentage of revenue was largely driven by changes in product mix. The acquisition of WGI has increased the relative percentage of abrasive product revenues, which have lower margins than steel and magnesium products. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the quarter ended March 31, 2012	$6,247
Incremental gross margin due to the acquisitions of WGI and Babco	2,523
Lower volumes of steel and magnesium products, combined with lower margins due to changes in product and customer mix	(810)
Lower volumes of abrasive and industrial mineral products	(723)
Gross margin for the quarter ended March 30, 2013	$7,237

SUNOPTA INC.	33	March 30, 2013 10-Q

Operating income for Opta Minerals decreased by $618, or 20.1%, to $2,463 for the quarter ended March 30, 2013, compared to $3,081 for the quarter ended March 31, 2012. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating income for the quarter ended March 31, 2012	$3,081
Increase in gross margin, as explained above	990
Incremental SG&A related to WGI and Babco	(1,374)
Increase in other SG&A	(126)
Decrease in foreign exchange gains	(108)
Operating income for the quarter ended March 30, 2013	$2,463

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

Corporate Services
For the quarter ended	March 30, 2013	March 31, 2012	Change	% Change

Operating loss	$(1,411)	$(1,853)	$442	23.9%

Operating loss at SunOpta Corporate Services decreased by $442 to $1,411 for the quarter ended March 30, 2013, from a loss of $1,853 for the quarter ended March 31, 2012. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended March 31, 2012	$(1,853)
Increase in corporate management fees that are allocated to SunOpta operating groups	456
Decrease in foreign exchange losses	251
Reduced health and benefit costs due to lower claims and corporate wellness initiatives, partially offset by increased compensation and stock-based compensation	250
Increased legal and other professional fees, as well as higher spending on information technology system support	(283)
Higher general office spending on insurance, travel and lease costs	(232)
Operating loss for the quarter ended March 30, 2013	$(1,411)

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

SUNOPTA INC.	34	March 30, 2013 10-Q

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

On July 24, 2012, Opta Minerals amended and restated its credit agreement to include a Cdn $15,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility matures on August 14, 2013, with the outstanding principal amount repayable in full on the maturity date. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial covenants are not met. The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date.

As at March 31, 2013, Opta Minerals was not in compliance with one of the financial covenants under its credit agreement. On April 30, 2013, the lenders waived compliance with the covenant for the quarter and amended the covenant for the periods ending June 30, 2013 and September 30, 2013. It is not considered probable that Opta Minerals will violate the amended covenant within the next 12 months. In addition, the lenders increased the Opta Minerals’ revolving term credit facility to Cdn $20,000 and extended the maturity date to August 14, 2014.

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

SUNOPTA INC.	35	March 30, 2013 10-Q

Cash Flows

Cash flows for the quarter ended March 30, 2013

Net cash and cash equivalents declined $131 in the first quarter of 2013 to $6,709 as at March 30, 2013, compared with $6,840 at December 29, 2012, which primarily reflected the following uses of cash:

  capital expenditures of $7,893, related to the expansion of our aseptic beverage processing and packaging capacity, our grains milling and roasting capacity, and construction of the new cocoa processing facility in the Netherlands;

  cash used in continuing operating activities of $6,719;

  cash consideration paid to acquire OLC of $3,828, net of cash acquired; and

  net repayments of long-term debt of $2,187.

All uses of cash were mostly offset by borrowings of $20,639, mainly under our syndicated credit facilities.

Cash used in operating activities of continuing operations was $6,719 in the first quarter of 2013, compared with $7,110 in the first quarter of 2012, a decrease in cash used of $391. In the first quarter of each fiscal year, cash used in continuing operations reflects the normal timing of cash payments to growers with respect to crop deliveries that are typically at their highest level in the fourth quarter of each year.

Cash used in investing activities of continuing operations declined by $10,333 to $12,218 in the first quarter of 2013, compared with $22,551 in the first quarter of 2012, reflecting net cash paid to acquire OLC of $3,828 and an increase in capital expenditures of $2,974 in the first quarter of 2013, compared with cash used by Opta Minerals of $17,530 to acquire Babco in the first quarter of 2012.

Cash provided by financing activities of continuing operations was $19,057 in the first quarter of 2013, compared with $31,129 in the first quarter of 2012, a decrease of $12,072, reflecting a net increase in long-term debt of $12,058 in the first quarter of 2012 mainly related to financing the acquisition of Babco by Opta Minerals.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

Other than the amendments to the Opta Minerals revolving term credit facility described above under “Liquidity and Capital Resources”, there have been no material changes outside the normal course of business in our contractual obligations since December 29, 2012.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes. The use of estimates is pervasive throughout our financial statements. There have been no material changes to the critical accounting estimates disclosed under the heading “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Form 10-K.

SUNOPTA INC.	36	March 30, 2013 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of the Form 10-K. There have been no material changes to our exposures to market risks since December 29, 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 30, 2013.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended March 30, 2013. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	37	March 30, 2013 10-Q

     PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Colorado Sun Oil Processing LLC dispute

Colorado Mills, LLC (“Colorado Mills”) and SunOpta Grains and Foods Inc. (formally Sunrich LLC, herein “Grains and Foods”), a wholly-owned subsidiary of the Company, organized a joint venture through CSOP. The purpose of the joint venture was to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record-keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under an output term of the joint venture agreement.

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

A separate arbitration proceeding occurred between Grains and Foods and Colorado Mills to resolve direct claims each party asserted against the other. The case was arbitrated during the week of August 8, 2011 and proposed findings were filed on September 13, 2011. On January 4, 2012 the arbitrator entered an award denying Grains and Foods’ claims and awarding Colorado Mills $4,816 for its breach of contract claim and $430 for accrued interest. The Company subsequently filed a motion to vacate the arbitration award on March 30, 2012 in Prowers County District Court. Colorado Mills filed a response on April 20, 2012. The Company filed a reply on April 27, 2012. The Prowers County District Court denied the Company’s motion and entered judgment on the arbitration award on July 6, 2012 in the amount of $4,816. On July 13, 2012, the Company bonded the judgment in the amount of $6,875, or approximately 125% of the judgment amount, to stay execution of the judgment pending the Company’s filing of an appeal to the Colorado Court of Appeals. On August 20, 2012, the Company appealed from the judgment to the Colorado Court of Appeals. The matter is now fully briefed, and Oral Argument on the appeal has been scheduled for May 14, 2013. Although management believes the claims asserted by Colorado Mills are baseless, that the arbitrator committed prejudicial error, and that vacatur of the award is warranted, management cannot predict whether the prospect of an unfavorable outcome in this matter is probable. As of March 30, 2013 and December 29, 2012, the Company accrued the full value of the award, together with accrued interest, pending the outcome of post-arbitration judicial proceedings.

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of other legal proceedings, see note 11 to the interim consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 29, 2012. There have been no material changes to the previously-reported risk factors as of the date of this quarterly report. All of such previously reported risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	38	March 30, 2013 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 8, 2013	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

SUNOPTA INC.	39	March 30, 2013 10-Q

EXHIBIT INDEX

Exhibit No.	Description
10.1	Letter Agreement, dated January 10, 2013, by and between SunOpta, Inc. and John Dietrich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2013).
10.2	Employee Stock Purchase Plan amended March 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012).
31.1	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.
32	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS†	XBRL Instance Document.
101.SCH†	XBRL Taxonomy Extension Schema Document.
101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB†	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SUNOPTA INC.	40	March 30, 2013 10-Q