Form 10-Q
period 2013-06-30
SunOpta Inc.
filed 2013-08-08
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________ .

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

Yes [ ]           No[x]

The number of the registrant’s common shares outstanding as of August 2, 2013 was 66,331,639.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended June 29, 2013

TABLE OF CONTENTS

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at June 29, 2013, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.0518 and $1.00 = €0.7682. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

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

SUNOPTA INC.	1	June 29, 2013 10-Q

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

SUNOPTA INC.	2	June 29, 2013 10-Q

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

SUNOPTA INC.	3	June 29, 2013 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarter and two quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

		Quarter ended	Two quarters ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	$	$	$	$

Revenues	311,170	282,308	593,995	541,636

Cost of goods sold	274,187	245,220	522,762	470,062

Gross profit	36,983	37,088	71,233	71,574

Selling, general and administrative expenses	22,839	22,086	45,750	42,516
Intangible asset amortization	1,200	1,235	2,448	2,428
Other expense, net (note 9)	647	1,378	1,012	1,742
Foreign exchange gain	(356)	(581)	(941)	(499)

Earnings from continuing operations before the following	12,653	12,970	22,964	25,387

Interest expense, net	2,238	2,558	3,928	5,141
Impairment loss on investment (note 6)	21,495	-	21,495	-

Earnings (loss) from continuing operations before income taxes	(11,080)	10,412	(2,459)	20,246

Provision for income taxes	3,958	2,769	7,233	6,355

Earnings (loss) from continuing operations	(15,038)	7,643	(9,692)	13,891

Discontinued operations
Earnings (loss) from discontinued operations, net of income taxes	(302)	214	(360)	405
Gain on sale of discontinued operations, net of income taxes	-	676	-	676

Earnings (loss) from discontinued operations, net of income taxes (note 3)	(302)	890	(360)	1,081

Earnings (loss)	(15,340)	8,533	(10,052)	14,972

Earnings (loss) attributable to non-controlling interests	(59)	388	104	935

Earnings (loss) attributable to SunOpta Inc.	(15,281)	8,145	(10,156)	14,037

Earnings (loss) per share – basic (note 10)
- from continuing operations	(0.23)	0.11	(0.15)	0.20
- from discontinued operations	-	0.01	(0.01)	0.02
	(0.23)	0.12	(0.15)	0.21

Earnings (loss) per share – diluted (note 10)
- from continuing operations	(0.23)	0.11	(0.15)	0.19
- from discontinued operations	-	0.01	(0.01)	0.02
	(0.23)	0.12	(0.15)	0.21

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	June 29, 2013 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarter and two quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended	Two quarters ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	$	$	$	$

Earnings (loss) from continuing operations	(15,038)	7,643	(9,692)	13,891
Earnings (loss) from discontinued operations, net of income taxes	(302)	890	(360)	1,081
Earnings (loss)	(15,340)	8,533	(10,052)	14,972

Currency translation adjustment	1,076	(1,927)	(508)	(828)
Change in fair value of interest rate swap, net of taxes (note 4)	454	(115)	220	(155)
Other comprehensive earnings (loss), net of income taxes	1,530	(2,042)	(288)	(983)

Comprehensive earnings (loss)	(13,810)	6,491	(10,340)	13,989

Comprehensive earnings attributable to non-controlling interests	321	167	296	779

Comprehensive earnings (loss) attributable to SunOpta Inc.	(14,131)	6,324	(10,636)	13,210

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	June 29, 2013 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at June 29, 2013 and December 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

	June 29, 2013	December 29, 2012
	$	$

ASSETS
Current assets
Cash and cash equivalents (note 11)	6,460	6,840
Restricted cash (note 7)	6,495	6,595
Accounts receivable	120,680	113,314
Inventories (note 5)	249,407	255,738
Prepaid expenses and other current assets	19,862	20,538
Current income taxes recoverable	676	1,814
Deferred income taxes	3,178	2,653
	406,758	407,492

Investment (note 6)	12,350	33,845
Property, plant and equipment	155,141	140,579
Goodwill	57,022	57,414
Intangible assets	49,788	52,885
Deferred income taxes	12,565	12,879
Other assets	1,234	2,216

	694,858	707,310

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	142,977	131,061
Accounts payable and accrued liabilities	113,459	128,544
Customer and other deposits	9,127	4,734
Income taxes payable	3,358	4,125
Other current liabilities	2,873	2,660
Current portion of long-term debt (note 7)	6,393	6,925
Current portion of long-term liabilities	689	1,471
	278,876	279,520

Long-term debt (note 7)	46,122	51,273
Long-term liabilities	4,949	5,544
Deferred income taxes	28,944	27,438
	358,891	363,775

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 66,305,459 shares issued (December 29, 2012 - 66,007,236)	184,742	183,027
Additional paid-in capital	17,912	16,855
Retained earnings	114,576	124,732
Accumulated other comprehensive income	1,057	1,537
	318,287	326,151
Non-controlling interests	17,680	17,384
Total equity	335,967	343,535

	694,858	707,310

Commitments and contingencies (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	June 29, 2013 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the two quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2012	66,007	183,027	16,855	124,732	1,537	17,384	343,535

Employee share purchase plan	46	289	-	-	-	-	289
Exercise of options	252	1,426	(484)	-	-	-	942
Stock-based compensation	-	-	1,541	-	-	-	1,541
Loss from continuing operations	-	-	-	(9,796)	-	104	(9,692)
Loss from discontinued operations, net of income taxes	-	-	-	(360)	-	-	(360)
Currency translation adjustment	-	-	-	-	(625)	117	(508)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	145	75	220

Balance at June 29, 2013	66,305	184,742	17,912	114,576	1,057	17,680	335,967

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2011	65,796	182,108	14,134	100,508	2,382	15,816	314,948

Employee share purchase plan	61	286	-	-	-	-	286
Exercise of options	58	210	(73)	-	-	-	137
Stock-based compensation	-	-	1,428	-	-	-	1,428
Earnings from continuing operations	-	-	-	12,956	-	935	13,891
Earnings from discontinued operations, net of income taxes	-	-	-	1,081	(1,359)	-	(278)
Currency translation adjustment	-	-	-	-	(724)	(104)	(828)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(103)	(52)	(155)
Payment to non-controlling interests	-	-	-	-	-	(115)	(115)

Balance at June 30, 2012	65,915	182,604	15,489	114,545	196	16,480	329,314

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	June 29, 2013 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarter and two quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	$	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Earnings (loss)	(15,340)	8,533	(10,052)	14,972
Earnings (loss) from discontinued operations	(302)	890	(360)	1,081
Earnings (loss) from continuing operations	(15,038)	7,643	(9,692)	13,891

Items not affecting cash:
Depreciation and amortization	5,429	5,018	10,849	9,791
Deferred income taxes	564	1,630	1,505	3,716
Stock-based compensation	856	740	1,541	1,328
Unrealized loss on derivative instruments (note 4)	199	1,215	942	1,897
Impairment loss on investment (note 6)	21,495	-	21,495	-
Other	(219)	173	103	616
Changes in non-cash working capital, net of businesses acquired (note 11)	15,191	12,547	(4,985)	(9,383)
Net cash flows from operations - continuing operations	28,477	28,966	21,758	21,856
Net cash flows from operations - discontinued operations	(4,570)	(168)	(4,608)	(316)
	23,907	28,798	17,150	21,540

Investing activities
Acquisitions of businesses, net of cash acquired (note 2)	-	-	(3,828)	(17,530)
Purchases of property, plant and equipment	(14,083)	(6,995)	(21,976)	(11,914)
Payment of contingent consideration	(1,074)	(327)	(1,074)	(327)
Other	(341)	(129)	(838)	(231)
Net cash flows from investing activities - continuing operations	(15,498)	(7,451)	(27,716)	(30,002)
Net cash flows from investing activities - discontinued operations	-	12,147	-	12,134
	(15,498)	4,696	(27,716)	(17,868)

Financing activities
Increase (decrease) under line of credit facilities (note 7)	(7,857)	(29,534)	12,782	(10,526)
Borrowings under long-term debt (note 7)	112	285	344	19,373
Repayment of long-term debt (note 7)	(1,601)	(3,793)	(4,020)	(10,823)
Financing costs	(9)	(1,084)	(23)	(1,175)
Proceeds from the issuance of common shares	567	266	1,231	423
Other	20	(26)	(25)	(29)
Net cash flows from financing activities - continuing operations	(8,768)	(33,886)	10,289	(2,757)

Foreign exchange gain (loss) on cash held in a foreign currency	110	(90)	(103)	(46)

Increase (decrease) in cash and cash equivalents in the period	(249)	(482)	(380)	869

Cash and cash equivalents - beginning of the period	6,709	3,729	6,840	2,378

Cash and cash equivalents - end of the period	6,460	3,247	6,460	3,247

Supplemental cash flow information (note 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company has two business segments, the largest being SunOpta Foods, which consists of four operating segments that operate in the natural, organic and specialty food sectors and utilizes a number of integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66.1% of Opta Minerals Inc. (“Opta Minerals”) as at June 29, 2013 and December 29, 2012. Opta Minerals is a vertically integrated provider of custom process solutions and industrial mineral products for use primarily in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries. As at June 29, 2013 and December 29, 2012, the Company also held an 18.7% equity ownership position in Mascoma Corporation (“Mascoma”), an innovative biofuels company (see note 6).

Basis of presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended June 29, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 28, 2013 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 29, 2012. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

SUNOPTA INC.	9	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

2. Business Acquisition

Bulgarian Processing Operation

On December 31, 2012, the Company acquired a grains handling and processing facility located in Silistra, Bulgaria and operated as the Organic Land Corporation OOD (“OLC”). The facility is located near a protected and chemical free agricultural area, which produces organic products including sunflower, flax seed, corn, barley and soybeans. This acquisition diversified the Company’s organic sunflower processing operations and should allow it to expand its capabilities into the other organic products grown in the region following the expansion of production capabilities. The Company had been sourcing non-genetically modified sunflower kernel from OLC from late 2011 through to the date of acquisition. Since the acquisition date, the results of operations of OLC have been included in the International Foods Group.

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

The revenue and earnings of OLC from the date of acquisition to June 29, 2013 were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2012, the results of operations of OLC would not have had a material pro forma effect on the Company’s revenues, earnings and earnings per share for the quarter and two quarters ended June 30, 2012.

SUNOPTA INC.	10	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

3. Discontinued Operations

Purity Life Natural Health Products

On June 5, 2012, the Company completed the sale of Purity Life Natural Health Products (“Purity”), its Canadian natural health products distribution business, for cash consideration of $13,443 (Cdn $14,000) at closing, plus up to $672 (Cdn $700) of contingent consideration if Purity achieved certain earnings targets during the one-year period following the closing date. The earnings targets were not met and, therefore, no contingent consideration was recognized. The divestiture of Purity completed the Company’s exit from all non-core distribution businesses. Purity was formerly part of the Company’s International Foods Group operating segment.

Colorado Sun Oil Processing LLC

On August 12, 2011, the Company disposed of its interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture to Colorado Mills, LLC (“Colorado Mills”) pursuant to the outcome of related bankruptcy proceedings. CSOP operated a vegetable oil refinery adjacent to Colorado Mills’ sunflower crush plant. CSOP was formerly part of the Grains and Foods Group operating segment.

On June 18, 2013, the Company and Colorado Mills reached an agreement to settle a separate arbitration proceeding related to the joint venture agreement (see note 12). In connection with the settlement, the Company paid Colorado Mills $5,884, consisting of cash and equipment in use at the CSOP refinery. An accrual for the settlement, including accrued interest costs, was included in accounts payable and accrued liabilities on the consolidated balance sheet as at December 29, 2012. The expenses of CSOP included in discontinued operations for the quarter and two quarters ended June 29, 2013 and June 30, 2012, related to legal fees and period interest costs incurred by the Company in connection with the arbitration proceeding.

Operating Results Reported in Discontinued Operations

The following table presents the aggregate operating results of Purity and CSOP reported in earnings (loss) from discontinued operations:

	Quarter ended		Two quarters ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	$	$	$	$

Revenues	-	11,700	-	26,914

Earnings (loss) before income taxes	(477)	188	(570)	490
Recovery of (provision for) income taxes	175	26	210	(85)
Earnings (loss) from discontinued operations, net of income taxes	(302)	214	(360)	405

SUNOPTA INC.	11	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2013 and December 29, 2012:

					June 29, 2013
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	3,518	339	3,179	-
	Unrealized long-term derivative asset	276	-	276	-
	Unrealized short-term derivative liability	(2,962)	-	(2,962)	-
	Unrealized long-term derivative liability	(163)	-	(163)	-
(b)	Inventories carried at market(2)	15,405	-	15,405	-
(c)	Interest rate swaps(3)	(98)	-	(98)	-
(d)	Forward foreign currency contracts(4)	64	-	64	-
(e)	Contingent consideration(5)	(3,245)	-	-	(3,245)

				December 29, 2012
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	3,184	690	2,494	-
	Unrealized long-term derivative asset	93	-	93	-
	Unrealized short-term derivative liability	(1,623)	-	(1,623)	-
	Unrealized long-term derivative liability	(43)	-	(43)	-
(b)	Inventories carried at market(2)	15,426	-	15,426	-
(c)	Interest rate swaps(3)	(396)	-	(396)	-
(d)	Forward foreign currency contracts(4)	(327)	-	(327)	-
(e)	Contingent consideration(5)	(4,398)	-	-	(4,398)

(1)

Unrealized short-term derivative asset is included in prepaid expenses and other current assets, unrealized long-term derivative asset is included in other assets, unrealized short-term derivative liability is included in other current liabilities and unrealized long-term derivative liability is included in long-term liabilities on the consolidated balance sheets.

(2)	Inventories carried at market are included in inventories on the consolidated balance sheets.
(3)	The interest rate swaps are included in long-term liabilities on the consolidated balance sheets.
(4)	The forward foreign currency contracts are included in accounts receivable or accounts payable and accrued liabilities on the consolidated balance sheets.
(5)	Contingent consideration obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.

(a)	Commodity futures and forward contracts

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

SUNOPTA INC.	12	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the price of cocoa. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in the fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended June 29, 2013, the Company recognized a loss of $199 (June 30, 2012 – loss of $1,215) and for the two quarters ended June 29, 2013, the Company recognized a loss of $942 (June 30, 2012 – loss of $1,897).

At June 29, 2013, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

		Number of bushels
		purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	916	597
Forward commodity sale contracts	(1,878)	(1,260)
Commodity futures contracts	627	28

In addition, as at June 29, 2013, the Company also had open forward contracts to sell 194 lots of cocoa.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at June 29, 2013, the Company had 333,699 bushels of commodity corn and 735,075 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

As at June 29, 2013, Opta Minerals held interest rate swaps with a notional value of Cdn $44,375 in the aggregate to pay fixed rates of 1.85% to 2.02%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until May 2017. The net notional value decreases in accordance with the quarterly principal repayments on Opta Minerals’ non-revolving term credit facility (see note 7).

At each period end, the Company calculates the mark-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of these derivative instruments are included on the consolidated statements of comprehensive earnings. For the quarter ended June 29, 2013, the Company recognized a gain of $614 (June 30, 2012 – loss of $147), net of income tax of $160 (June 30, 2012 – income tax benefit of $32), and for the two quarters ended June 29, 2013, the Company recognized a gain of $298 (June 30, 2012 – loss of $190), net of income tax of $78 (June 30, 2012 – income tax benefit of $35).

SUNOPTA INC.	13	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at June 29, 2013, the Company had open forward foreign exchange contracts with a notional value of €1,315 and $8,155. Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss (gain) on the consolidated statements of operations. For the quarter ended June 29, 2013, the Company recognized a loss of $223 (June 30, 2012 – loss of $11), and for the two quarters ended June 29, 2013, the Company recognized a gain of $391 (June 30, 2012 – gain of $469).

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. For the quarter and two quarters ended June 29, 2013, the change in the fair value of the contingent consideration liability reflected related payments of $1,074 in the aggregate, as well as (i) changes in the probability of achievement of the factors on which the contingencies are based, (ii) the accretion of interest expense, and (iii) changes in foreign currency exchange rates, which were not material individually or in the aggregate.

5. Inventories

	June 29, 2013	December 29, 2012
	$	$
Raw materials and work-in-process	152,611	169,269
Finished goods	76,193	63,621
Company-owned grain	25,863	27,335
Inventory reserves	(5,260)	(4,487)
	249,407	255,738

SUNOPTA INC.	14	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

6. Investments

As at June 29, 2013, the Company determined that the carrying value of its equity investment in Mascoma was impaired and an other-than-temporary impairment loss of $21,495 was recorded on the consolidated statement of operations for the quarter ended June 29, 2013.

On August 31, 2010, the Company sold 100% of its ownership interest in SunOpta BioProcess Inc. to Mascoma in exchange for an equity ownership position in Mascoma, consisting of preferred stock, common stock and warrants to purchase common stock of Mascoma. The Company accounts for its investment in Mascoma using the cost method, as the Company does not have the ability to exercise significant influence over the operating and financial policies of Mascoma.

In evaluating whether its investment in Mascoma is recoverable each reporting period, the Company considers information relevant to the estimation of Mascoma’s enterprise value and stock price, including external factors such as the stock prices of comparable publicly-traded renewable energy companies. The Company also considers the commercial viability and future earnings prospects of Mascoma’s products and technologies, as well as Mascoma’s ability to raise additional capital to fund its operational requirements.

As at June 29, 2013, the Company concluded that its investment in Mascoma was impaired and that the impairment was other-than-temporary, based on information provided by Mascoma and consideration of external factors. Consequently, the Company completed a valuation analysis based on available information and determined that the estimated fair value of its investment in Mascoma was $12,350 as at June 29, 2013.

In subsequent reporting periods, the Company will continue to evaluate whether events or changes in circumstances have occurred that may have a significant adverse effect on its ability to recover the new cost base of its investment in Mascoma.

7. Bank Indebtedness and Long-Term Debt

	June 29, 2013	December 29, 2012
	$	$
Bank indebtedness:
North American credit facilities(1)	74,623	75,700
European credit facilities(2)	51,089	44,611
Opta Minerals revolving term credit facility(3)	17,265	10,750
	142,977	131,061

Long-term debt:
Opta Minerals non-revolving term credit facility(3)	45,401	50,315
Lease obligations(4)	6,542	7,219
Other	572	664
	52,515	58,198
Less: current portion	6,393	6,925
	46,122	51,273

(1)	North American credit facilities

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

SUNOPTA INC.	15	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at June 29, 2013, the weighted-average interest rate on the facilities was 2.44%.

The facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, excluding Opta Minerals and The Organic Corporation (“TOC”).

(2)	European credit facilities

The European credit facilities support the global sourcing, supply and processing capabilities of the International Foods Group.

On September 25, 2012, TOC and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. As of June 29, 2013 and December 29, 2012, €34,454 ($44,845) and €30,262 ($39,995), respectively, of this facility had been utilized. The revolving credit facility is secured by the working capital of TOC and certain of its subsidiaries. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit may be extended or adjusted upon approval of the lenders. Interest costs under the facilities accrue based on either a loan margin of 1.75% or an overdraft margin of 1.85% plus the cost of funds as set by each of the lenders on a periodic basis. The cost of funds as set by the lenders was 0.11% at June 29, 2013.

On March 26, 2012, TOC entered into a €4,990 credit facility to pre-finance the construction of equipment for a cocoa processing facility to be located in Middenmeer, the Netherlands. As of June 29, 2013 and December 29, 2012, €4,794 ($6,244) and €3,493 ($4,616), respectively, of this facility had been utilized to fund the construction in process. Interest on borrowings under this facility accrues at 3.8%. Upon completion of the assets under construction, borrowings under this facility will be repaid through a long-term lease facility (as described below under (4)).

On May 22, 2013, a subsidiary of TOC entered into a revolving credit facility agreement to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on Euribor plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2014. As of June 29, 2013, no amount was borrowed under this facility.

(3)	Opta Minerals credit facilities

These credit facilities are specific to the operations of Opta Minerals.

On July 24, 2012, Opta Minerals amended its credit agreement dated May 18, 2012, to provide for a Cdn $15,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility matures on August 14, 2014, with the outstanding principal amount repayable in full on the maturity date. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial covenants are not met (see below). The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date.

Interest on the borrowings under these facilities accrues at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 3.50% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non-revolving term credit facility (see note 4). As at June 29, 2013, the weighted-average interest rate on the credit facilities was 5.37%, after taking into account the related interest rate hedging activities.

SUNOPTA INC.	16	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals.

On April 30, 2013, Opta Minerals amended its credit agreement with its lenders to increase the revolving term credit facility to Cdn $20,000. On the same date, certain financial covenants under the credit agreement were amended for the periods ending June 30, 2013 and September 30, 2013. On June 28, 2013, the credit agreement was further amended in respect of certain financial covenants for the periods ended June 30, 2013, September 30, 2013 and December 31, 2013. Opta Minerals was in compliance with all of its financial covenants as at June 30, 2013.

(4)	Lease obligations

On October 1, 2012, TOC entered into a €4,990 lease facility to provide for long-term financing on equipment for the cocoa processing facility in the Netherlands. Interest on this facility accrues at an effective rate of 5.9% and the facility matures on October 1, 2019. Principal and accrued interest is repayable in equal monthly installments of €73. Borrowings under this facility are recorded as restricted cash on the consolidated balance sheet at June 29, 2013 and December 29, 2012, as this amount will be applied to the repayment of the credit facility used to pre-finance the construction of the equipment (as described above under (2)).

8. Stock-Based Compensation

For the two quarters ended June 29, 2013, the Company granted 934,000 options to employees that vest ratably on each of the first through fifth anniversary of the grant date and expire on the tenth anniversary of the grant date. These options had a weighted-average grant-date fair value of $4.39 per option. The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted:

Exercise price	$7.35
Dividend yield	0%
Expected volatility	63.3%
Risk-free interest rate	1.2%
Expected life of options (in years)	6.5

SUNOPTA INC.	17	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Other Expense, Net

The components of other expense are as follows:

		Quarter ended		Two quarters ended
		June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
		$	$	$	$
(a)	Severance and other rationalization costs	581	978	868	1,295
(b)	Acquisition-related transaction costs	-	200	127	401
	Other	66	200	17	46
		647	1,378	1,012	1,742

(a)	Severance and other rationalization costs

For the quarter and two quarters ended June 29, 2013, Opta Minerals incurred severance and other costs in connection with the rationalization and integration of WGI Heavy Metals, Incorporated (“WGI”), which was acquired in August 2012. In addition, the Company recorded employee severance and other costs in connection with the closure of the Chelmsford, Massachusetts administrative office of the Ingredients Group and the related relocation of certain back- office functions to the Company’s corporate office located in Edina, Minnesota.

For the quarter and two quarters ended June 30, 2012, the Company recorded employee severance and other costs in connection with the rationalization of a number of operations and functions within SunOpta Foods in an effort to streamline operations, which included a reduction in its salaried workforce of approximately 6%, as well as severance payable to a former executive officer.

(b)	Acquisition-related transaction costs

For the two quarters ended June 29, 2013, the Company incurred transaction costs in connection with the acquisition of OLC (see note 2). For the quarter and two quarters ended June 30, 2012, Opta Minerals incurred transaction costs related to the acquisitions of WGI and Babco Industrial Corp., which was acquired in February 2012.

SUNOPTA INC.	18	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

10. Earnings (Loss) Per Share

Earnings (loss) per share are calculated as follows:

	Quarter ended		Two quarters ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Earnings (loss) from continuing operations attributable to SunOpta Inc.	$(14,979)	$7,255	$(9,796)	$12,956
Earnings (loss) from discontinued operations, net of income taxes	(302)	890	(360)	1,081
Earnings (loss) attributable to SunOpta Inc.	$(15,281)	$8,145	$(10,156)	$14,037
Basic weighted-average number of shares outstanding	66,202,211	65,854,718	66,147,358	65,832,112
Dilutive potential of the following:
Employee/director stock options	979,281	566,949	888,566	511,094
Warrants	332,025	172,598	310,504	127,488
Diluted weighted-average number of shares outstanding	67,513,517	66,594,265	67,346,428	66,470,694
Earnings (loss) per share - basic:
- from continuing operations	$(0.23)	$0.11	$(0.15)	$0.20
- from discontinued operations	-	0.01	(0.01)	0.02
	$(0.23)	$0.12	$(0.15)	$0.21
Earnings (loss) per share - diluted:
- from continuing operations	$(0.23)	$0.11	$(0.15)	$0.19
- from discontinued operations	-	0.01	(0.01)	0.02
	$(0.23)	$0.12	$(0.15)	$0.21

For the quarter ended June 29, 2013, options to purchase 330,500 (June 30, 2012 - 2,103,700) common shares have been excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect. For the two quarters ended June 29, 2013, options to purchase 1,713,400 (June 30, 2012 - 2,086,700) common shares have been excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

For the quarter and two quarters ended June 29, 2013, all potential dilutive common shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.

SUNOPTA INC.	19	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Supplemental Cash Flow Information

	Quarter ended		Two quarters ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	$	$	$	$

Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(2,958)	694	(7,441)	(17,904)
Inventories	9,520	1,946	5,504	5,208
Income tax recoverable	864	655	371	1,497
Prepaid expenses and other current assets	(1,153)	2,663	1,766	2,894
Accounts payable and accrued liabilities	8,491	8,250	(9,578)	(4,810)
Customer and other deposits	427	(1,661)	4,393	3,732
	15,191	12,547	(4,985)	(9,383)

As at June 29, 2013, cash and cash equivalents included $3,718 (December 29, 2012 - $3,966) that was specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

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

SUNOPTA INC.	20	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The Colorado Court of Appeals affirmed the judgment, and the Company petitioned for re-hearing. While the petition for re-hearing was pending, the parties settled the matter on June 18, 2013 (see note 3). The settlement was on a full and final basis, it formally concluded all extant business dealings between the parties, and ended all open litigation matters. As a result, all disputes between the parties have now been resolved.

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

	iv.	International Foods Group includes European and North American based operations that source and supply raw materials, ingredients and trade organic commodities.

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

Other expense, interest expense and provision for income taxes are not allocated to operating segments.

SUNOPTA INC.	21	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended June 29, 2013
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	215,374	21,156	-	236,530
Canada	12,559	6,801	-	19,360
Europe and other	45,775	9,505	-	55,280
Total revenues from external customers	273,708	37,462	-	311,170

Segment operating income (loss)	14,284	903	(1,887)	13,300

Other expense, net				647
Interest expense, net				2,238
Impairment loss on investment				21,495
Provision for income taxes				3,958
Loss from continuing operations				(15,038)

	Quarter ended
	June 29, 2013
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	120,880	19,829	51,665	23,000	215,374
Canada	7,342	1,162	1,665	2,390	12,559
Europe and other	16,729	984	395	27,667	45,775
Total revenues from external customers	144,951	21,975	53,725	53,057	273,708

Segment operating income	9,531	950	2,055	1,748	14,284

SUNOPTA INC.	22	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
	June 30, 2012
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	201,279	18,593	-	219,872
Canada	8,479	8,492	-	16,971
Europe and other	41,336	4,129	-	45,465
Total revenues from external customers	251,094	31,214	-	282,308

Segment operating income (loss)	14,035	1,817	(1,504)	14,348

Other expense, net				1,378
Interest expense, net				2,558
Provision for income taxes				2,769
Earnings from continuing operations				7,643

	Quarter ended
	June 30, 2012
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	118,398	18,233	48,017	16,631	201,279
Canada	4,776	732	438	2,533	8,479
Europe and other	12,830	1,521	636	26,349	41,336
Total revenues from external customers	136,004	20,486	49,091	45,513	251,094

Segment operating income	10,496	839	170	2,530	14,035

SUNOPTA INC.	23	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters ended
	June 29, 2013
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	407,316	41,303	-	448,619
Canada	18,842	13,455	-	32,297
Europe and other	94,150	18,929	-	113,079
Total revenues from external customers	520,308	73,687	-	593,995

Segment operating income (loss)	23,908	3,366	(3,298)	23,976

Other expense, net				1,012
Interest expense, net				3,928
Impairment loss on investment				21,495
Provision for income taxes				7,233
Loss from continuing operations				(9,692)

	Two quarters ended
	June 29, 2013
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	229,167	39,201	97,046	41,902	407,316
Canada	9,705	2,443	2,810	3,884	18,842
Europe and other	36,532	1,852	420	55,346	94,150
Total revenues from external customers	275,404	43,496	100,276	101,132	520,308

Segment operating income	17,024	1,952	1,880	3,052	23,908

SUNOPTA INC.	24	June 29, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended June 29, 2013 and June 30, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters ended
	June 30, 2012
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	383,764	36,635	-	420,399
Canada	18,393	14,764	-	33,157
Europe and other	79,933	8,147	-	88,080
Total revenues from external customers	482,090	59,546	-	541,636

Segment operating income (loss)	25,588	4,898	(3,357)	27,129

Other expense, net				1,742
Interest expense, net				5,141
Provision for income taxes				6,355
Earnings from continuing operations				13,891

	Two quarters ended
	June 30, 2012
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	222,846	37,536	91,936	31,446	383,764
Canada	9,241	3,193	1,116	4,843	18,393
Europe and other	25,092	1,406	1,191	52,244	79,933
Total revenues from external customers	257,179	42,135	94,243	88,533	482,090

Segment operating income (loss)	18,882	2,068	(5)	4,643	25,588

SUNOPTA INC.	25	June 29, 2013 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended June 29, 2013 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 8, 2013.

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

All dollar amounts in this MD&A are expressed in thousands of U.S. dollars, except per share amounts, unless otherwise noted.

SUNOPTA INC.	26	June 29, 2013 10-Q

Operational Realignment

We are in the process of realigning our operations with a focus on three key ‘go-to-market’ segments: sourcing and supply; value-added ingredients; and consumer-packaged products. We believe this new operational structure will better align with our integrated ‘field-to-table’ business model and product portfolio. In addition, we believe this new structure will better support our strategy of growing our value-added packaged foods and ingredients portfolios, and leveraging our sourcing and supply capabilities and production capacity. We are targeting the fourth quarter of 2013 to have our operating segments realigned accordingly, with the segmented operations information provided in our consolidated financial statements and MD&A for fiscal 2013 and comparative periods updated to reflect these realigned operating segments.

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

Pouch Filling Operation

In September 2012, we completed the commissioning of two flexible re-sealable pouch filling lines at our facility located in Allentown, Pennsylvania. As those first two lines have reached capacity through committed long-term contracts, we have installed an additional two pouch filling lines at the Allentown facility. These two additional lines were commissioned in July 2013, and will be operational in the third quarter of 2013. The flexible re-sealable pouch is applicable to a wide range of product categories including natural and organic fruit and vegetable snacks, apple sauces, tomato products, baby food, yogurts, toppings and a variety of beverages.

Bulgarian Processing Operation

On December 31, 2012, we acquired a grains handling and processing facility located in Silistra, Bulgaria and operated as the Organic Land Corporation OOD (“OLC”), for cash consideration of $3,898. The facility is located near a protected and chemical free agricultural area, which produces organic products including sunflower, flax seed, corn, barley and soybeans. We have been sourcing non-genetically modified (“non-GMO”) sunflower kernel from OLC since late 2011. This acquisition diversified our non-GMO and organic sunflower processing operations and should allow us to expand our capabilities into the other organic products grown in the region subsequent to expanding production capabilities expected to be completed in late 2013. OLC’s operations are included in the International Foods Group.

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

SUNOPTA INC.	27	June 29, 2013 10-Q

Impairment Loss on Investment

As at June 29, 2013, we determined that the $33,845 carrying value of our non-core equity investment in Mascoma Corporation (“Mascoma”) was impaired and an other-than-temporary impairment loss of $21,495 was recorded on the consolidated statement of operations for the quarter ended June 29, 2013.

On August 31, 2010, we sold 100% of our ownership interest in SunOpta BioProcess Inc. to Mascoma in exchange for an equity ownership position in Mascoma, consisting of preferred stock, common stock and warrants to purchase common stock of Mascoma. The fair value of the non-cash consideration received was estimated to be $33,345 as of the date of sale, and we recognized a non-cash gain on sale in discontinued operations in the third quarter of 2010. We account for our investment in Mascoma using the cost method, as we do not have the ability to exercise significant influence over the operating and financial policies of Mascoma.

In evaluating whether our investment in Mascoma is recoverable each reporting period, we consider information relevant to the estimation of Mascoma’s enterprise value and stock price, including external factors such as the stock prices of comparable publicly-traded renewable energy companies. We also consider the commercial viability and future earnings prospects of Mascoma’s products and technologies, as well as Mascoma’s ability to raise additional capital to fund its operational requirements.

As at June 29, 2013, we concluded that our investment in Mascoma was impaired and that the impairment was other-than-temporary, based on information provided by Mascoma and consideration of external factors. Consequently, we completed a valuation analysis based on available information and determined that the estimated fair value of our investment in Mascoma was $12,350 as at June 29, 2013.

Strategic Divestitures

Purity Life Natural Health Products

On June 5, 2012, we completed the sale of Purity Life Natural Health Products (“Purity”), our Canadian natural health products distribution business, for consideration of $13,443 (Cdn $14,000) in cash at closing, plus up to approximately $672 (Cdn $700) if Purity achieved certain earnings targets during the one-year period following the closing date. The earnings targets were not met and, therefore, no contingent consideration was recognized. The divestiture of Purity completed our exit from all non-core distribution businesses. Purity was formerly part of the International Foods Group.

Colorado Sun Oil Processing LLC

In August 2011, we disposed of our interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture to Colorado Mills, LLC (“Colorado Mills”) pursuant to the outcome of related bankruptcy proceedings. CSOP operated a vegetable oil refinery adjacent to Colorado Mills’ sunflower crush plant. CSOP was formerly part of the Grains and Foods Group.

On June 18, 2013, we reached an agreement with Colorado Mills to settle a separate arbitration proceeding related to the joint venture agreement (see note 12 to the interim consolidated financial statements). In connection with the settlement, we paid Colorado Mills $5,884, consisting of cash and equipment in use at the CSOP refinery. An accrual for the settlement, including accrued interest costs, was included in accounts payable and accrued liabilities on the consolidated balance sheet as at December 29, 2012. The expenses of CSOP included in discontinued operations for the quarter and two quarters ended June 29, 2013 and June 30, 2012, related to legal fees and period interest costs that we incurred in connection with the arbitration proceeding.

SUNOPTA INC.	28	June 29, 2013 10-Q

Consolidated Results of Operations for the quarters ended June 29, 2013 and June 30, 2012

For the quarter ended	June 29, 2013	June 30, 2012	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	273,708	251,094	22,614	9.0%
Opta Minerals	37,462	31,214	6,248	20.0%
Total Revenue	311,170	282,308	28,862	10.2%

Gross Profit
SunOpta Foods	31,415	30,237	1,178	3.9%
Opta Minerals	5,568	6,851	(1,283)	-18.7%
Total Gross Profit	36,983	37,088	(105)	-0.3%

Segment Operating Income (Loss)(1)
SunOpta Foods	14,284	14,035	249	1.8%
Opta Minerals	903	1,817	(914)	-50.3%
Corporate Services	(1,887)	(1,504)	(383)	-25.5%
Total Segment Operating Income	13,300	14,348	(1,048)	-7.3%

Other expense, net	647	1,378	(731)	-53.0%
Earnings from continuing operations before the following	12,653	12,970	(317)	-2.4%

Interest expense, net	2,238	2,558	(320)	-12.5%
Impairment loss on investment	21,495	-	21,495	n/m
Provision for income taxes	3,958	2,769	1,189	42.9%
Earnings from continuing operations	(15,038)	7,643	(22,681)	-296.8%

Earnings (loss) attributable to non-controlling interests	(59)	388	(447)	-115.2%
Earnings (loss) from discontinued operations, net of taxes	(302)	214	(516)	-241.1%
Gain on sale of discontinued operations, net of taxes	-	676	(676)	-100.0%

Earnings attributable to SunOpta Inc.(2)	(15,281)	8,145	(23,426)	-287.6%

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

SUNOPTA INC.	29	June 29, 2013 10-Q

	Grains		Consumer	International
	and Foods	Ingredients	Products	Foods	SunOpta	Opta	Corporate	Consol-
	Group	Group	Group	Group	Foods	Minerals	Services	idated
For the quarter ended	$	$	$	$	$	$	$	$
June 29, 2013
Segment operating income (loss)	9,531	950	2,055	1,748	14,284	903	(1,887)	13,300
Other income (expense), net	18	(153)	12	(2)	(125)	(524)	2	(647)
Earnings (loss) from continuing operations before the following	9,549	797	2,067	1,746	14,159	379	(1,885)	12,653

June 30, 2012
Segment operating income (loss)	10,496	839	170	2,530	14,035	1,817	(1,504)	14,348
Other income (expense), net	2	(184)	(74)	-	(256)	(281)	(841)	(1,378)
Earnings (loss) from continuing operations before the following	10,498	655	96	2,530	13,779	1,536	(2,345)	12,970

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

(2)

When assessing our financial performance, we use an internal measure that excludes specific items from earnings (loss) attributable to SunOpta Inc. determined in accordance with U.S. GAAP. We believe that the identification of these items enhances an analysis of our financial performance when comparing our operating results between periods. In the second quarter of 2013, we recognized a non-cash impairment loss on our non-core equity investment in Mascoma (as described above under “Impairment Loss on Investment”) that we do not believe is reflective of normal business operations. The following table presents a reconciliation of adjusted earnings from continuing operations from loss attributable to SunOpta Inc., which we consider to be the most directly comparable U.S. GAAP financial measure.

	Per Diluted Share
	$	$
Loss attributable to SunOpta Inc.	(15,281)	(0.23)
Loss from discontinued operations, net of income taxes	(302)	-
Loss from continuing operations attributable to SunOpta Inc.	(14,979)	(0.23)
Adjusted for:
Impairment loss on investment	21,495	0.32
Adjusted earnings from continuing operations	6,516	0.10

We believe that investors’ understanding of our financial performance is enhanced by disclosing the specific items that we exclude from earnings (loss) attributable to SunOpta Inc. to compute adjusted earnings from continuing operations. However, adjusted earnings from continuing operations is not, and should not be viewed as, a substitute for earnings prepared under U.S. GAAP. Adjusted earnings from continuing operations is presented solely to allow investors to more fully understand how we assess our financial performance.

SUNOPTA INC.	30	June 29, 2013 10-Q

Revenues for the quarter ended June 29, 2013 increased by 10.2% to $311,170 from $282,308 for the quarter ended June 30, 2012. Revenues in SunOpta Foods increased by 9.0% to $273,708 and revenues in Opta Minerals increased by 20.0% to $37,462. Excluding the impact of changes including foreign exchange rates, commodity-related pricing and timing of shipments due to weather, acquisitions and rationalized product lines, revenues increased approximately 6% on a consolidated basis and approximately 7% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods was strong demand and higher pricing for organic corn and organic feed products; strong sales in our U.S. organic ingredients operation within the International Foods Group; higher volumes and improved pricing for fruit ingredients; and higher sales volumes of value-added aseptic packaged beverages and re-sealable pouch products. These factors were partially offset by a decline in roasted sunflower volumes related to changes in our customer base; decreases in volumes and pricing for oat and soy fiber ingredients; lower volumes of healthy snacks due to competition from alternative packaging formats; and lower industrial frozen food sales due to the exit from that line of business in the first quarter of 2012. At Opta Minerals, the increase in revenues reflected incremental revenues from WGI (acquired August 2012), partially offset by lower base sales due to slowdowns in both the steel and infrastructure sectors.

Gross profit decreased $105, or 0.3%, to $36,983 for the quarter ended June 29, 2013, compared with $37,088 for the quarter ended June 30, 2012. As a percentage of revenues, gross profit for the quarter ended June 29, 2013 was 11.9% compared to 13.1% for the quarter ended June 30, 2012, a decrease of 1.3% . The decrease in gross profit percentage primarily reflected lower sunflower processing yields due to the effects of the 2012 North American drought, which negatively impacted seed quality and by-product values; lower production volumes and higher input costs for fiber ingredients and healthy snacks; and pre-production costs related to our cocoa processing facility in the Netherlands and the expansion of our aseptic beverage, resealable pouch and integrated juice production capabilities in the U.S. All of those factors were partially offset by favorable margins on organic grains sales; favorable product mix of consumer packaged beverage products; expansion of re-sealable pouch production; higher pricing and production volumes for fruit ingredients; and the positive impact of industrial product rationalization efforts at our frozen foods operation in the first quarter of 2012. The decline in gross profit percentage at Opta Minerals reflected an unfavorable product mix due to lower sales volumes of higher margin products to the steel sector.

Total segment operating income for the quarter ended June 29, 2013 decreased by $1,048, or 7.3%, to $13,300, compared with $14,348 for the quarter ended June 30, 2012. As a percentage of revenue, segment operating income was 4.3% for the quarter ended June 29, 2013, compared with 5.1% for the quarter ended June 30, 2012. The decrease in segment operating income reflected lower overall gross profit as described above, as well as a $753 increase in selling, general and administrative (“SG&A”) expenses, primarily related to higher compensation and other costs within the International Foods Group and incremental SG&A related to WGI, partially offset by lower compensation and general office expenses following the closure of the Chelmsford, Massachusetts administrative offices of the Ingredients Group in the first quarter of 2013. All of those factors were partially offset by the favorable impact of foreign exchange movements for the U.S. dollar relative to the euro and Canadian dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended June 29, 2013 of $647 included severance and other costs incurred by Opta Minerals in connection with rationalization and integration efforts at WGI, as well as employee severance and other costs in connection with the closure of the administrative offices of the Ingredients Group (and the related relocation of certain back-office functions to our corporate office located in Edina, Minnesota). Other expense for the quarter ended June 30, 2012 of $1,378 included accrued severance payable to a former executive officer and employee severance and other costs in connection with the rationalization of a number of operations and functions within SunOpta Foods in an effort to streamline operations, which included a reduction in our salaried workforce of approximately 6%, as well as transaction costs incurred by Opta Minerals related to the acquisitions of WGI and Babco.

The decrease in interest expense of $320 to $2,238 for the quarter ended June 29, 2013, compared with $2,558 for the quarter ended June 30, 2012, reflected lower borrowing costs associated with the renewal of our syndicated credit facilities in July 2012, partially offset by higher borrowings at Opta Minerals in connection with the WGI acquisition.

In the second quarter of 2013, we recognized an impairment loss of $21,495 on our equity investment in Mascoma (as described above under “Impairment Loss on Investment”). We estimated that the fair value of our investment in Mascoma was $12,350 as at June 29, 2013.

The provision for income tax for the quarter ended June 29, 2013 was $3,958, or 38.0% of earnings before taxes (excluding the impairment loss on investment, for which the related deferred income tax asset is considered more likely than not to be unrealized), compared with $2,769, or 26.6% of earnings before taxes, for the quarter ended June 30, 2012, which reflected the recognition of existing non-capital loss carryforwards at Opta Minerals following the acquisition and amalgamation of Babco. The annual effective income tax rate for fiscal 2013 is expected to be between 37% and 39%, excluding discrete adjustments.

SUNOPTA INC.	31	June 29, 2013 10-Q

Loss from continuing operations for the quarter ended June 29, 2013 was $14,979 (including the impairment loss on investment), as compared to earnings of $7,255 for the quarter ended June 30, 2012. Diluted loss per share from continuing operations was $0.23 for the quarter ended June 29, 2013, compared with diluted earnings per share of $0.11 for the quarter ended June 30, 2012.

Loss attributable to non-controlling interests for the quarter ended June 29, 2013 was $59, compared with earnings of $388 for the quarter ended June 30, 2012. The $447 decrease reflected lower net earnings at Opta Minerals.

Loss from discontinued operations of $302 for the quarter ended June 29, 2013 reflected legal fees and interest costs in connection with the arbitration proceeding related to the CSOP joint venture agreement. Earnings from discontinued operations of $214 for the quarter ended June 30, 2012 reflected the results of operations of Purity, partially offset by costs related to CSOP. In addition, in the second quarter of 2012, we recognized a gain on sale of discontinued operations, net of taxes, of $676 related to the divestiture of Purity.

On a consolidated basis, the loss attributable to SunOpta Inc. was $15,281 (diluted loss per share of $0.23) for the quarter ended June 29, 2013, compared with earnings of $8,145 (diluted earnings per share of $0.12) for the quarter ended June 30, 2012.

Adjusting for the impairment loss on investment, adjusted earnings from continuing operations for the quarter ended June 29, 2013 were $6,516 or $0.10 per diluted share.

SUNOPTA INC.	32	June 29, 2013 10-Q

Segmented Operations Information
SunOpta Foods
For the quarter ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$273,708	$251,094	$22,614	9.0%
Gross margin	31,415	30,237	1,178	3.9%
Gross margin %	11.5%	12.0%		-0.5%

Operating income	$14,284	$14,035	$249	1.8%
Operating income %	5.2%	5.6%		-0.4%

SunOpta Foods contributed $273,708 or 88.0% of consolidated revenue for the quarter ended June 29, 2013 compared to $251,094 or 88.9% of consolidated revenues for the quarter ended June 30, 2012, an increase of $22,614. Revenues in SunOpta Foods increased 9.0% compared to the quarter ended June 30, 2012. Excluding the impact of changes including foreign exchange rates, commodity-related pricing and timing of shipments due to weather, acquisitions and rationalized product lines, revenues increased approximately 7% in SunOpta Foods. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended June 30, 2012	$251,094
Increase in the Grains and Foods Group	8,947
Increase in the Ingredients Group	1,489
Increase in the Consumer Products Group	4,634
Increase in the International Foods Group	7,544
Revenues for the quarter ended June 29, 2013	$273,708

Gross margin in SunOpta Foods increased by $1,178 for the quarter ended June 29, 2013 to $31,415, or 11.5% of revenues, compared to $30,237, or 12.0% of revenues for the quarter ended June 30, 2012. The table below explains the increase in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross Margin for the quarter ended June 30, 2012	$30,237
Decrease in the Grains and Foods Group	(591)
Decrease in the Ingredients Group	(318)
Increase in the Consumer Products Group	1,611
Increase in the International Foods Group	476
Gross Margin for the quarter ended June 29, 2013	$31,415

SUNOPTA INC.	33	June 29, 2013 10-Q

Operating income in SunOpta Foods increased by $249 for the quarter ended June 29, 2013 to $14,284 or 5.2% of revenues, compared to $14,035 or 5.6% of revenues for the quarter ended June 30, 2012. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating Income for the quarter ended June 30, 2012	$14,035
Increase in gross margin, as noted above	1,178
Increase in corporate cost allocations	(456)
Decrease in foreign exchange loss	(387)
Increase in SG&A costs	(86)
Operating Income for the quarter ended June 29, 2013	$14,284

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group
For the quarter ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$144,951	$136,004	$8,947	6.6%
Gross margin	15,815	16,406	(591)	-3.6%
Gross margin %	10.9%	12.1%		-1.2%

Operating income	$9,531	$10,496	$(965)	-9.2%
Operating income %	6.6%	7.7%		-1.1%

The Grains and Foods Group contributed $144,951 in revenues for the quarter ended June 29, 2013, compared to $136,004 for the quarter ended June 30, 2012, an $8,947 or 6.6% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenues for the quarter ended June 30, 2012	$136,004
Improved pricing for organic feed, commodity corn and soy	5,261
Higher soybean volumes due to increased market demand	2,838
Increased volume and higher pricing on aseptically packaged beverages	1,798
Higher volumes of grain based ingredient products	1,496
Higher agronomy sales in the second quarter of 2013 due to delayed planting season	905
Lower roasted sunflower sales partially offset by increased raw in-shell sales	(3,351)
Revenues for the quarter ended June 29, 2013	$144,951

SUNOPTA INC.	34	June 29, 2013 10-Q

Gross margin in the Grains and Foods Group decreased by $591 to $15,815 for the quarter ended June 29, 2013 compared to $16,406 for the quarter ended June 30, 2012, and the gross margin percentage decreased by 1.2% to 10.9% .. The decrease in gross margin as a percentage of revenue was primarily due to lower sunflower processing yields due to the effects of the 2012 North American drought, which negatively impacted seed quality and by-product values, partially offset by improved pricing on organic feed, commodity corn and soy. The table below explains the decrease in gross margin:

Grains and Foods Group Gross Margin Changes
Gross Margin for the quarter ended June 30, 2012	$16,406
Lower sunflower processing yields and reduced by-product recovery values, attributed mainly to crop conditions stemming from an extraordinarily dry 2012 growing season	(3,305)
Margin impact of improved pricing on organic feed, commodity corn and soy	1,534
Higher volume and improved pricing on aseptically packaged beverages	593
Higher sales of grain-based ingredient products	392
Margin impact on higher volumes of planting seeds and agronomy	195
Gross Margin for the quarter ended June 29, 2013	$15,815

Operating income in the Grains and Foods Group decreased by $965 or 9.2% to $9,531 for the quarter ended June 29, 2013, compared to $10,496 for the quarter ended June 30, 2012. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the quarter ended June 30, 2012	$10,496
Decrease in gross margin, as explained above	(591)
Increase in corporate cost allocations	(276)
Higher compensation expenses, partially offset by lower bad debt expenses and other SG&A	(98)
Operating Income for the quarter ended June 29, 2013	$9,531

SUNOPTA INC.	35	June 29, 2013 10-Q

Ingredients Group
For the quarter ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$21,975	$20,486	$1,489	7.3%
Gross margin	3,023	3,341	(318)	-9.5%
Gross margin %	13.8%	16.3%		-2.5%

Operating income	$950	$839	$111	13.2%
Operating income %	4.3%	4.1%		0.2%

The Ingredients Group contributed $21,975 in revenues for the quarter ended June 29, 2013, compared to $20,486 for the quarter ended June 30, 2012, a $1,489 or 7.3% increase. The table below explains the increase in revenue:

Ingredients Group Revenue Changes
Revenues for the quarter ended June 30, 2012	$20,486
Higher volumes and improved pricing for industrial and food service fruit ingredients	4,352
Decrease in volume and pricing for oat and soy fiber ingredients, as well as starches and bran products	(2,863)
Revenues for the quarter ended June 29, 2013	$21,975

Gross margin in the Ingredients Group decreased by $318 to $3,023 for the quarter ended June 29, 2013 compared to $3,341 for the quarter ended June 30, 2012, and the gross margin percentage decreased by 2.5% to 13.8% .. The decrease in gross margin as a percentage of revenue is due to pricing pressures and higher production costs in fiber ingredients, partially offset by favorable pricing and improved plant efficiencies in fruit ingredients due in part to higher production levels. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the quarter ended June 30, 2012	$3,341
Lower volume and pricing of fiber ingredients combined with reduced efficiencies resulting from lower production volume and higher input costs	(1,368)
Higher contribution from improved pricing and production volumes of fruit ingredient products	1,050
Gross Margin for the quarter ended June 29, 2013	$3,023

Operating income in the Ingredients Group increased by $111, or 13.2%, to $950 for the quarter ended June 29, 2013, compared to $839 for the quarter ended June 30, 2012. The table below explains the increase in operating income:

Ingredients Group Operating Income Changes
Operating Income for the quarter ended June 30, 2012	$839
Decrease in gross margin, as explained above	(318)
Lower compensation expenses and reduced general office expenses due mainly to the closure and consolidation of an office and functions	429
Operating Income for the quarter ended June 29, 2013	$950

SUNOPTA INC.	36	June 29, 2013 10-Q

Consumer Products Group
For the quarter ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$53,725	$49,091	$4,634	9.4%
Gross margin	5,982	4,371	1,611	36.9%
Gross margin %	11.1%	8.9%		2.2%

Operating income	$2,055	$170	$1,885	1108.8%
Operating income %	3.8%	0.3%		3.5%

The Consumer Products Group contributed $53,725 in revenues for the quarter ended June 29, 2013, compared to $49,091 for the quarter ended June 30, 2012, a $4,634 or 9.4% increase. The table below explains the increase in revenue:

Consumer Products Group Revenue Changes
Revenues for the quarter ended June 30, 2012	$49,091
Increased sales of re-sealable pouch products	4,096
Higher private label retail frozen foods and beverage volume	3,041
Lower sales of healthy fruit and nutritional snacks due to increased competitive pressures	(1,639)
Decreased sales of industrial frozen foods due to exiting the category	(864)
Revenues for the quarter ended June 29, 2013	$53,725

Gross margin in the Consumer Products Group increased by $1,611 to $5,982 for the quarter ended June 29, 2013 compared to $4,371 for the quarter ended June 30, 2012, and the gross margin percentage increased by 2.2% to 11.1% .. The increase in gross margin as a percentage of revenue is due to a favorable mix shift towards higher margin retail frozen food, beverage and pouch offerings, partially offset by start-up and higher production costs in our pouch and healthy snacks facilities. The table below explains the increase in gross margin:

Consumer Products Group Gross Margin Changes
Gross Margin for the quarter ended June 30, 2012	$4,371
Favorable product mix shift in our consumer packaged beverage categories, net of start- up costs related to our integrated juice production expansion	1,022
Higher margins realized on retail format frozen food sales and decreased storage costs as a result of lower inventory levels	656
Increased margin on re-sealable pouch sales, net of start-up costs at our Allentown facility	309
Lower sales volumes and increased plant costs at our healthy snacks facilities	(376)
Gross Margin for the quarter ended June 29, 2013	$5,982

SUNOPTA INC.	37	June 29, 2013 10-Q

Operating income in the Consumer Products Group increased by $1,885, or 1108.8%, to $2,055 for the quarter ended June 29, 2013, compared to $170 for the quarter ended June 30, 2012. The table below explains the increase in operating income:

Consumer Products Group Operating Income Changes
Operating Income for the quarter ended June 30, 2012	$170
Increase in gross margin, as explained above	1,611
Lower professional fees, travel, recruitment, and office expenses	441
Increase in corporate cost allocations	(167)
Operating Income for the quarter ended June 29, 2013	$2,055

International Foods Group
For the quarter ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$53,057	$45,513	$7,544	16.6%
Gross margin	6,595	6,119	476	7.8%
Gross margin %	12.4%	13.4%		-1.0%

Operating income	$1,748	$2,530	$(782)	-30.9%
Operating income %	3.3%	5.6%		-2.3%

The International Foods Group contributed $53,057 in revenues for the quarter ended June 29, 2013, compared to $45,513 for the quarter ended June 30, 2012, a $7,544 or 16.6% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenues for the quarter ended June 30, 2012	$45,513
Higher sales volumes in the U.S. of organic fruits, nuts and seeds	5,490
Increased commodity prices for organic commodities such as sweeteners, nuts and feed ingredients	1,162
Favorable impact on revenues due to the stronger euro relative to the U.S. dollar	468
Higher sales volumes of organic feed, nuts and sunflower kernels in Europe, partially offset by lower coffee sales	424
Revenues for the quarter ended June 29, 2013	$53,057

Gross margins in the International Foods Group increased by $476 to $6,595 for the quarter ended June 29, 2013 compared to $6,119 for the quarter ended June 30, 2012, and the gross margin percentage decreased by 1.0% to 12.4% . The decrease in margin rate was due to unfavorable margins realized on specialty coffee due to a decline in market prices, as well as start-up costs related to our new cocoa processing facility. The table below explains the increase in gross margin:

International Foods Group Gross Margin Changes
Gross Margin for the quarter ended June 30, 2012	$6,119
Increased volume and favorable product mix in the U.S. for organic fruit, nuts and seeds	1,289
Lower margins realized on coffee due to declining market prices and lower margins on sweeteners due to increased supply costs, combined with start-up costs related to our cocoa processing facility	(813)
Gross Margin for the quarter ended June 29, 2013	$6,595

SUNOPTA INC.	38	June 29, 2013 10-Q

Operating income in the International Foods Group decreased by $782, or 30.9%, to $1,748 for the quarter ended June 29, 2013, compared to $2,530 for the quarter ended June 30, 2012. The table below explains the decrease in operating income:

International Foods Group Operating Income Changes
Operating Income for the quarter ended June 30, 2012	$2,530
Increase in gross margin, as explained above	476
Higher compensation costs due primarily to increased headcount and higher pension expenses	(628)
Foreign exchange losses on forward foreign exchange contracts	(399)
Increase in other SG&A expenses including rent and professional fees	(231)
Operating Income for the quarter ended June 29, 2013	$1,748

Opta Minerals
For the quarter ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$37,462	$31,214	$6,248	20.0%
Gross margin	5,568	6,851	(1,283)	-18.7%
Gross margin %	14.9%	21.9%		-7.0%

Operating income	$903	$1,817	$(914)	-50.3%
Operating income %	2.4%	5.8%		-3.4%

Opta Minerals contributed $37,462 in revenues for the quarter ended June 29, 2013, compared to $31,214 for the quarter ended June 30, 2012, a $6,248 or a 20.0% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended June 30, 2012	$31,214
Incremental revenues due to the acquisition of WGI in August 2012	8,137
Increased volumes of abrasive and industrial mineral products	780
Decreased volumes of steel and magnesium products, due to a slowdown in the steel sector	(2,669)
Revenues for the quarter ended June 29, 2013	$37,462

SUNOPTA INC.	39	June 29, 2013 10-Q

Gross margin for Opta Minerals decreased by $1,283 to $5,568 for the quarter ended June 29, 2013 compared to $6,851 for the quarter ended June 30, 2012, and the gross margin percentage decreased by 7.0% to 14.9% . The decrease in gross margin as a percentage of revenue was largely driven by changes in product mix. The acquisition of WGI has increased the relative percentage of abrasive product revenues, which have lower margins than steel and magnesium products. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the quarter ended June 30, 2012	$6,851
Lower volumes of steel and magnesium products, combined with lower margins due to changes in product and customer mix	(1,066)
Impact of higher plant costs and unfavorable pricing of abrasive and industrial mineral products	(563)
Incremental gross margin due to the acquisition of WGI	346
Gross Margin for the quarter ended June 29, 2013	$5,568

Operating income for Opta Minerals decreased by $914, or 50.3%, to $903 for the quarter ended June 29, 2013, compared to $1,817 for the quarter ended June 30, 2012. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating Income for the quarter ended June 30, 2012	$1,817
Decrease in gross margin, as explained above	(1,283)
Incremental SG&A related to WGI	(1,073)
Increase in foreign exchange gains	734
Lower bad debt expenses due to the bankruptcy of a customer in 2012, partially offset by increase in professional fees and other SG&A expenses	708
Operating Income for the quarter ended June 29, 2013	$903

SUNOPTA INC.	40	June 29, 2013 10-Q

Corporate Services
For the quarter ended	June 29, 2013	June 30, 2012	Change	% Change

Operating loss	$(1,887)	$(1,504)	$(383)	-25.5%

Operating loss at Corporate Services increased by $383 to $1,887 for the quarter ended June 29, 2013, from a loss of $1,504 for the quarter ended June 30, 2012. The table below explains the increase in operating loss:

Corporate Services Operating Income Changes
Operating Loss for the quarter ended June 30, 2012	$(1,504)
Decrease in foreign exchange gains	(553)
Higher general office spending on investor relations, travel and lease costs	(361)
Increase in professional fees and higher spending on information technology system support	(84)
Increase in corporate management fees that are allocated to SunOpta operating groups	456
Reduced health and benefits costs due to lower claims and corporate wellness initiatives, partially offset by increased compensation and stock based compensation	159
Operating Loss for the quarter ended June 29, 2013	$(1,887)

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

SUNOPTA INC.	41	June 29, 2013 10-Q

Consolidated Results of Operations for the two quarters ended June 29, 2013 and June 30, 2012

For the two quarters ended	June 29, 2013	June 30, 2012	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	520,308	482,090	38,218	7.9%
Opta Minerals	73,687	59,546	14,141	23.7%
Total revenues	593,995	541,636	52,359	9.7%

Gross profit
SunOpta Foods	58,428	58,476	(48)	-0.1%
Opta Minerals	12,805	13,098	(293)	-2.2%
Total gross profit	71,233	71,574	(341)	-0.5%

Segment operating income (loss)(1)
SunOpta Foods	23,908	25,588	(1,680)	-6.6%
Opta Minerals	3,366	4,898	(1,532)	-31.3%
Corporate Services	(3,298)	(3,357)	59	1.8%
Total segment operating income	23,976	27,129	(3,153)	-11.6%

Other expense (income), net	1,012	1,742	(730)	-41.9%
Earnings from continuing operations before the following	22,964	25,387	(2,423)	-9.5%

Interest expense, net	3,928	5,141	(1,213)	-23.6%
Impairment loss on investment	21,495	-	21,495	n/m
Provision for income taxes	7,233	6,355	878	13.8%
Earnings from continuing operations	(9,692)	13,891	(23,583)	-169.8%

Earnings attributable to non-controlling interests	104	935	(831)	-88.9%
Earnings (loss) from discontinued operations, net of taxes	(360)	405	(765)	-188.9%
Gain on sale of discontinued operations, net of taxes	-	676	(676)	-100.0%

Earnings attributable to SunOpta Inc.(2)	(10,156)	14,037	(24,193)	-172.4%

(1)

The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to note (1) to the “Consolidated Results of Operations for the quarters ended June 29, 2013 and June 30, 2012” table regarding the use of non-GAAP measures).

SUNOPTA INC.	42	June 29, 2013 10-Q

	Grains		Consumer	International
	and Foods	Ingredients	Products	Foods	SunOpta	Opta	Corporate	Consol-
	Group	Group	Group	Group	Foods	Minerals	Services	idated
For the two quarters ended	$	$	$	$	$	$	$	$
June 29, 2013
Segment operating income (loss)	17,024	1,952	1,880	3,052	23,908	3,366	(3,298)	23,976
Other income (expense), net	25	(280)	131	(64)	(188)	(762)	(62)	(1,012)
Earnings (loss) from continuing operations before the following	17,049	1,672	2,011	2,988	23,720	2,604	(3,360)	22,964

June 30, 2012
Segment operating income (loss)	18,882	2,068	(5)	4,643	25,588	4,898	(3,357)	27,129
Other income (expense), net	22	(224)	(113)	-	(315)	(439)	(988)	(1,742)
Earnings (loss) from continuing operations before the following	18,904	1,844	(118)	4,643	25,273	4,459	(4,345)	25,387

(2)

The following table presents a reconciliation of adjusted earnings from continuing operations from loss attributable to SunOpta Inc., which we consider to be the most directly comparable U.S. GAAP financial measure (refer to note (1) to the “Consolidated Results of Operations for the quarters ended June 29, 2013 and June 30, 2012” table regarding the use of non-GAAP measures).

	Per Diluted Share
	$	$
Loss attributable to SunOpta Inc.	(10,156)	(0.15)
Loss from discontinued operations, net of income taxes	(360)	(0.01)
Loss from continuing operations attributable to SunOpta Inc.	(9,796)	(0.15)
Adjusted for:
Impairment loss on investment	21,495	0.32
Adjusted earnings from continuing operations	11,699	0.17

Revenues for the two quarters ended June 29, 2013 increased by 9.7% to $593,995 from $541,636 for the two quarters ended June 30, 2012. Revenues in SunOpta Foods increased by 7.9% to $520,308 and revenues in Opta Minerals increased by 23.7% to $73,687. Excluding the impact of changes including foreign exchange rates, commodity-related pricing and timing of shipments due to weather, acquisitions and rationalized product lines, revenues increased approximately 6% on a consolidated basis and approximately 7% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods was strong demand and higher pricing for organic corn and organic feed products; strong sales in our U.S. organic ingredients operation within the International Foods Group; higher volumes and improved pricing for fruit ingredients; and higher sales volumes of value-added aseptic packaged beverages and re-sealable pouch products. These factors were partially offset by a decline in roasted sunflower volumes related to changes in our customer base; decreases in volumes and pricing for oat and soy fiber ingredients; lower volumes of healthy snacks due to competition from alternative packaging formats; lower industrial frozen food sales due to the exit from that line of business in the first quarter of 2012; and lower planting seed sales in North America due to wet weather conditions in parts of the U.S. Midwest. At Opta Minerals, the increase in revenues reflected incremental revenues from WGI (acquired August 2012), partially offset by lower base sales due to slowdowns in both the steel and infrastructure sectors.

Gross profit decreased $341, or 0.5%, to $71,233 for the two quarters ended June 29, 2013, compared with $71,574 for the two quarters ended June 30, 2012. As a percentage of revenues, gross profit for the two quarters ended June 29, 2013 was 12.0% compared to 13.2% for the two quarters ended June 30, 2012, a decrease of 1.2% . The decrease in gross profit percentage primarily reflected lower sunflower processing yields due to the effects of the 2012 North American drought, which negatively impacted seed quality and by-product values; lower production volumes and higher input costs for fiber ingredients and healthy snacks; pre-production costs related to our cocoa processing facility in the Netherlands and the expansion of our aseptic beverage, re-sealable pouch and integrated juice production capabilities in the U.S; and reduced sales of higher-margin planting seeds. All of those factors were partially offset by favorable margins on organic grains sales; favorable product mix of consumer packaged beverage products; expansion of re-sealable pouch production; higher pricing and production volumes for fruit ingredients; and the positive impact of industrial product rationalization efforts at our frozen foods operation in the first quarter of 2012. The decline in gross profit percentage at Opta Minerals reflected an unfavorable product mix due to lower sales volumes of higher margin products to the steel sector.

SUNOPTA INC.	43	June 29, 2013 10-Q

Total segment operating income for the two quarters ended June 29, 2013 decreased by $3,153, or 11.6%, to $23,976, compared with $27,129 for the two quarters ended June 30, 2012. As a percentage of revenue, segment operating income was 4.0% for the two quarters ended June 29, 2013, compared with 5.0% for the two quarters ended June 30, 2012. The decrease in segment operating income reflected lower overall gross profit as described above, as well as a $3,234 increase in selling, general and administrative (“SG&A”) expenses, primarily related to higher compensation and other costs within the International Foods Group and incremental SG&A related to WGI, partially offset by lower compensation and general office expenses following the closure of the Chelmsford, Massachusetts administrative offices of the Ingredients Group in the first quarter of 2013. All of those factors were partially offset by the favorable impact of foreign exchange movements for the U.S. dollar relative to the euro and Canadian dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the two quarters ended June 29, 2013 of $1,012 included severance and other costs incurred by Opta Minerals in connection with rationalization and integration efforts at WGI; employee severance and other costs in connection with the closure of the administrative offices of the Ingredients Group (and the related relocation of certain back-office functions to our corporate office located in Edina, Minnesota); and transaction costs in connection with the acquisition of OLC. Other income for the two quarters ended June 30, 2012 included accrued severance payable to a former executive officer and employee severance and other costs in connection with the rationalization of a number of operations and functions within SunOpta Foods in an effort to streamline operations, which included a reduction in our salaried workforce of approximately 6%, as well as transaction costs incurred by Opta Minerals related to the acquisitions of WGI and Babco.

The decrease in interest expense of $1,213 to $3,928 for the two quarters ended June 29, 2013, compared with $5,141 for the two quarters ended June 30, 2012, reflected lower borrowing costs associated with the renewal of our syndicated credit facilities in July 2012, partially offset by higher borrowings at Opta Minerals in connection with the WGI acquisition.

In the second quarter of 2013, we recognized an impairment loss of $21,495 on our equity investment in Mascoma (as described above under “Impairment Loss on Investment”). We estimated that the fair value of our investment in Mascoma was $12,350 as at June 29, 2013.

The provision for income tax for the two quarters ended June 29, 2013 was $7,233, or 38.0% of earnings before taxes (excluding the impairment loss on investment, for which the related deferred income tax asset is considered more likely than not to be unrealized), compared with $6,355, or 31.4% of earnings before taxes, for the two quarters ended June 30, 2012, which reflected the recognition of existing non-capital loss carryforwards at Opta Minerals following the acquisition and amalgamation of Babco in the second quarter of 2012. The annual effective income tax rate for fiscal 2013 is expected to be between 37% and 39%, excluding discrete adjustments.

Loss from continuing operations for the two quarters ended June 29, 2013 was $9,796 (including the impairment loss on investment), as compared to earnings of $12,956 for the two quarters ended June 30, 2012. Diluted loss per share from continuing operations was $0.15 for the two quarters ended June 29, 2013, compared with diluted earnings per share of $0.19 for the two quarters ended June 30, 2012.

Earnings attributable to non-controlling interests for the two quarters ended June 29, 2013 were $104, compared with earnings of $935 for the two quarters ended June 30, 2012. The $831 decrease reflected lower net earnings at Opta Minerals.

Loss from discontinued operations of $360 for the two quarters ended June 29, 2013 reflected legal fees and interest costs in connection with the arbitration proceeding related to the CSOP joint venture agreement. Earnings from discontinued operations of $405 for the two quarters ended June 30, 2012 reflected the results of operations of Purity, partially offset by costs related to CSOP. In addition, in the second quarter of 2012, we recognized a gain on sale of discontinued operations, net of taxes, of $676 related to the divestiture of Purity.

On a consolidated basis, the loss attributable to SunOpta Inc. was $9,692 (diluted loss per share of $0.15) for the two quarters ended June 29, 2013, compared with earnings of $13,891 (diluted earnings per share of $0.21) for the two quarters ended June 30, 2012.

SUNOPTA INC.	44	June 29, 2013 10-Q

Adjusting for the impairment loss on investment, adjusted earnings from continuing operations for the two quarters ended June 29, 2013 were $11,699 or $0.17 per diluted share.

Segmented Operations Information

SunOpta Foods
For the two quarters ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$520,308	$482,090	$38,218	7.9%
Gross margin	58,428	58,476	(48)	-0.1%
Gross margin %	11.2%	12.1%		-0.9%

Operating income	$23,908	$25,588	$(1,680)	-6.6%
Operating income %	4.6%	5.3%		-0.7%

SunOpta Foods contributed $520,308 or 87.6% of consolidated revenue for the two quarters ended June 29, 2013, compared with $482,090 or 89.0% of consolidated revenues for the two quarters ended June 30, 2012, an increase of $38,218. Revenues in SunOpta Foods increased 7.9% compared to the quarter ended June 30, 2012. Excluding the impact of changes including foreign exchange rates, commodity-related pricing and timing of shipments due to weather, acquisitions and rationalized product lines, revenues increased approximately 7% in SunOpta Foods. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the two quarters ended June 30, 2012	$482,090
Increase in the Grains and Foods Group	18,225
Increase in the Ingredients Group	1,361
Increase in the Consumer Products Group	6,033
Increase in the International Foods Group	12,599
Revenues for the two quarters ended June 29, 2013	$520,308

Gross margin in SunOpta Foods decreased by $48 for the two quarters ended June 29, 2013 to $58,428, or 11.2% of revenues, compared with $58,476, or 12.1% of revenues for the two quarters ended June 30, 2012. The table below explains the decrease in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the two quarters ended June 30, 2012	$58,476
Decrease in the Grains and Foods Group	(1,331)
Decrease in the Ingredients Group	(466)
Increase in the Consumer Products Group	1,804
Decrease in the International Foods Group	(55)
Gross margin for the two quarters ended June 29, 2013	$58,428

SUNOPTA INC.	45	June 29, 2013 10-Q

Operating income in SunOpta Foods decreased by $1,680 for the two quarters ended June 29, 2013 to $23,908 or 4.6% of revenues, compared with $25,588 or 5.3% of revenues for the two quarters ended June 30, 2012. The table below explains the decrease in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the two quarters ended June 30, 2012	$25,588
Decrease in gross margin, as explained above	(48)
Increase in corporate cost allocations	(912)
Increase in SG&A costs	(838)
Increase in foreign exchange gains	118
Operating income for the two quarters ended June 29, 2013	$23,908

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group
For the two quarters ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$275,404	$257,179	$18,225	7.1%
Gross margin	29,413	30,744	(1,331)	-4.3%
Gross margin %	10.7%	12.0%		-1.3%

Operating income	$17,024	$18,882	$(1,858)	-9.8%
Operating income %	6.2%	7.3%		-1.1%

The Grains and Foods Group contributed $275,404 in revenues for the two quarters ended June 29, 2013, compared to $257,179 for the two quarters ended June 30, 2012, an $18,225 or 7.1% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenues for the two quarters ended June 30, 2012	$257,179
Improved pricing for organic feed, commodity corn and soy	18,714
Increased volume and higher pricing on aseptically packaged beverages	5,563
Higher volumes of grain based ingredient products	971
Lower agronomy sales domestically due in part to a late planting season, and to the international market	(2,899)
Lower roasted sunflower sales partially offset by increased raw in-shell sales	(2,685)
Lower soybean volumes due in part to the effects on supply of the 2012 drought in
North America	(1,439)
Revenues for the two quarters ended June 29, 2013	$275,404

SUNOPTA INC.	46	June 29, 2013 10-Q

Gross margin in the Grains and Foods Group decreased by $1,331 to $29,413 for the two quarters ended June 29, 2013 compared to $30,744 for the two quarters ended June 30, 2012, and the gross margin percentage decreased by 1.3% to 10.7% . The decrease in gross margin as a percentage of revenue was primarily due to lower sunflower processing yields due to the effects of the 2012 North American drought, which negatively impacted seed quality and by-product values, partially offset by improved pricing on organic feed, commodity corn and soy. The table below explains the decrease in gross margin:

Grains and Foods Group Gross Margin Changes
Gross margin for the two quarters ended June 30, 2012	$30,744
Lower sunflower processing yields and reduced by-product recovery values, attributed mainly to crop conditions stemming from an extraordinarily dry 2012 growing season	(4,768)
Reduced volumes of planting seeds and agronomy due to late planting season	(444)
Margin impact of improved pricing on organic feed and commodity corn, partially offset by lower soybean volumes	2,287
Higher volume and improved pricing on aseptically packaged beverages	1,320
Higher sales of grain based ingredient products	274
Gross margin for the two quarters ended June 29, 2013	$29,413

Operating income in the Grains and Foods Group decreased by $1,858, or 9.8%, to $17,024 for the two quarters ended June 29, 2013, compared to $18,882 for the two quarters ended June 30, 2012. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes
Operating income for the two quarters ended June 30, 2012	$18,882
Decrease in gross margin, as explained above	(1,330)
Increase in corporate cost allocations	(552)
Higher compensation expenses, partially offset by lower bad debt expenses and other SG&A	(134)
Decrease in foreign exchange losses	158
Operating income for the two quarters ended June 29, 2013	$17,024

Looking forward, we believe the Grains and Foods business is well positioned in growing natural and organic food categories. We expect the new multi-serve fillers at our Alexandria, Minnesota and Modesto, California facilities as well as the new single-serve filler at Modesto will further enhance our ability to serve the non-dairy alternative beverage category with both new and innovative packaging formats and a number of new product offerings beyond non-dairy beverages including organic dairy and nutritional beverages. We also intend to focus our efforts on growing our identity preserved, non-GMO and organic grains business, expanding revenues from natural and organic grains based ingredients and continuing to focus on value-added ingredient and packaged product offerings. We intend to pursue internal growth and acquisition opportunities that are aligned with the Group’s core integrated grain business model. Additionally, the international expansion of our sales base via strategic relationships for procurement of product is expected to drive incremental sales volume. Our long-term target for the Grains and Foods Group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure a consistent quantity and quality of grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	47	June 29, 2013 10-Q

Ingredients Group
For the two quarters ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$43,496	$42,135	$1,361	3.2%
Gross margin	6,675	7,141	(466)	-6.5%
Gross margin %	15.3%	16.9%		-1.6%

Operating income	$1,952	$2,068	$(116)	-5.6%
Operating income %	4.5%	4.9%		-0.4%

The Ingredients Group contributed $43,496 in revenues for the two quarters ended June 29, 2013, compared to $42,135 for the two quarters ended June 30, 2012, a $1,361 or 3.2% increase. The table below explains the increase in revenue:

Ingredients Group Revenue Changes
Revenues for the two quarters ended June 30, 2012	$42,135
Higher volumes and improved pricing for industrial and food service fruit ingredients	5,685
Decrease in volume and pricing for oat and soy fiber ingredients, as well as starches and bran products	(4,324)
Revenues for the two quarters ended June 29, 2013	$43,496

The Ingredients Group gross margin decreased by $466 to $6,675 for the two quarters ended June 29, 2013 compared to $7,141 for the two quarters ended June 30, 2012, and the gross margin percentage decreased by 1.6% to 15.3% .. The decrease in gross margin as a percentage of revenue is due to pricing pressures and higher production costs in fiber ingredients, partially offset by favorable pricing and improved plant efficiencies in fruit ingredients due in part to higher production levels. The table below explains the decrease in gross margin:

Ingredients Group Gross Margin Changes
Gross margin for the two quarters ended June 30, 2012	$7,141
Lower volume and pricing of fiber ingredients combined with reduced efficiencies resulting from lower production volume and higher input costs	(1,910)
Higher contribution from improved pricing and production volumes of fruit ingredient products	1,444
Gross margin for the two quarters ended June 29, 2013	$6,675

Operating income in the Ingredients Group decreased by $116, or 5.6%, to $1,952 for the two quarters ended June 29, 2013, compared to $2,068 for the two quarters ended June 30, 2012. The table below explains the decrease in operating income:

Ingredients Group Operating Income Changes
Operating income for the two quarters ended June 30, 2012	$2,068
Decrease in gross margin, as explained above	(466)
Lower compensation expenses and reduced general office expenses due mainly to the closure and consolidation of an office and functions	350
Operating income for the two quarters ended June 29, 2013	$1,952

Looking forward, we intend to concentrate on growing the Ingredients Group’s fruit, fiber and specialty ingredients portfolio and customer base through product and process innovation and diversification. We intend to continue to introduce alternative fiber offerings of our own and last year introduced both rice and cellulose fiber products. We also expect to leverage our

SUNOPTA INC.	48	June 29, 2013 10-Q

expanded fruit ingredient line at our Southgate, California facility to drive incremental volumes and cost savings. The focus of the Ingredients Group continues to revolve around a culture of innovation and continuous improvement, to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for the Ingredients Group is to realize segment operating margins of 12% to 15%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, increased competition, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

Consumer Products Group
For the two quarters ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$100,276	$94,243	$6,033	6.4%
Gross margin	9,954	8,150	1,804	22.1%
Gross margin %	9.9%	8.6%		1.3%

Operating income (loss)	$1,880	$(5)	$1,885	nm
Operating income%	1.9%	0.0%		1.9%

The Consumer Products Group contributed $100,276 in revenues for the two quarters ended June 29, 2013, compared to $94,243 for the two quarters ended June 30, 2012, a $6,033 or 6.4% increase. The table below explains the increase in revenue:

Consumer Products Group Revenue Changes
Revenues for the two quarters ended June 30, 2012	$94,243
Increased sales of re-sealable pouch products	9,174
Higher private label retail frozen foods and beverage volume	4,229
Lower sales of healthy fruit and nutritional snacks due to increased competitive pressures	(4,005)
Decreased sales of industrial frozen foods due to exiting the category	(3,365)
Revenues for the two quarters ended June 29, 2013	$100,276

Gross margin in the Consumer Products Group increased by $1,804 to $9,954 for the two quarters ended June 29, 2013 compared to $8,150 for the two quarters ended June 30, 2012, and the gross margin percentage increased by 1.3% to 9.9% . The increase in gross margin as a percentage of revenue was due to a favorable mix shift towards higher margin retail frozen food, beverage and pouch offerings, partially offset by start-up and higher production costs in our pouch and healthy snacks facilities. The table below explains the increase in gross margin:

Consumer Products Group Gross Margin Changes
Gross margin for the two quarters ended June 30, 2012	$8,150
Higher margins realized on retail format frozen food sales and decreased storage costs as a result of lower inventory levels	1,716
Favorable product mix shift in our consumer packaged beverage categories and positive margins realized on roll out of our re-sealable pouch products net of start-up costs at our Allentown pouch facility and related to our integrated juice production expansion	1,283
Lower sales volumes and increased plant costs at our healthy snacks facilities	(1,195)
Gross margin for the two quarters ended June 29, 2013	$9,954

SUNOPTA INC.	49	June 29, 2013 10-Q

Operating income in the Consumer Products Group was $1,880 for the two quarters ended June 29, 2013, compared to a loss of $5 for the two quarters ended June 30, 2012. The table below explains the increase in operating income:

Consumer Products Group Operating Loss Changes
Operating loss for the two quarters ended June 30, 2012	$(5)
Increase in gross margin, as explained above	1,804
Lower professional fees, travel and office expenses	409
Increase in corporate cost allocations	(328)
Operating income for the two quarters ended June 29, 2013	$1,880

Looking forward, we expect improvements in margins and operating income from the Consumer Products Group through the growth of our beverage, snack, pouch and frozen food offerings. We remain customer focused and continue to explore new ways to bring new value-added packaged products and processes to market, leveraging our global raw material sourcing and supply capabilities. We recently commissioned two new flexible re-sealable pouch filling lines at our Allentown facility, increasing our total filling capacity to approximately 140 million pouches. Continued new product development, innovation in healthy snacks and the expansion of our integrated juice operations, combined with increasing demand for portable nutritious fruit offerings are expected to drive growth in this business. Long term we are targeting 8% to 10% operating margins from the Consumer Products Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

International Foods Group
For the two quarters ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$101,132	$88,533	$12,599	14.2%
Gross margin	12,386	12,441	(55)	-0.4%
Gross margin %	12.2%	14.1%		-1.9%

Operating income	$3,052	$4,643	$(1,591)	-34.3%
Operating income %	3.0%	5.2%		-2.2%

The International Foods Group contributed $101,132 in revenues for the two quarters ended June 29, 2013, compared to $88,533 for the two quarters ended June 30, 2012, a $12,599 or 14.2% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenues for the two quarters ended June 30, 2012	$88,533
Higher sales volumes in the U.S. of organic fruits, nuts, and seeds	8,374
Higher sales volumes of organic feed, nuts and sunflower kernels in Europe, partially offset by lower coffee sales	1,874
Increased commodity prices for organic commodities such as sugar, seeds, and feed ingredients	1,709
Favorable impact on revenues due to the stronger euro relative to the U.S. dollar	642
Revenues for the two quarters ended June 29, 2013	$101,132

SUNOPTA INC.	50	June 29, 2013 10-Q

Gross margin in the International Foods Group decreased by $55 to $12,386 for the two quarters ended June 29, 2013 compared to $12,441 for the two quarters ended June 30, 2012. Gross margin as a percentage of revenues was lower by 1.9% due to unfavorable margins realized on specialty coffee due to a decline in market prices, as well as start-up costs related to our new cocoa processing facility. The table below explains the decrease in gross margin:

International Foods Gross Margin Changes
Gross margin for the two quarters ended June 30, 2012	$12,441
Lower margins realized on coffee due to declining market prices and lower margins on sweeteners due to increased supply costs, combined with start-up costs related to our cocoa processing facility	(2,095)
Increased volume and favorable product mix in the U.S. for organic fruit, nuts and seeds	2,040
Gross margin for the two quarters ended June 29, 2013	$12,386

Operating income in the International Foods Group decreased by $1,591, or 34.3%, to $3,052 for the two quarters ended June 29, 2013, compared to $4,643 for the two quarters ended June 30, 2012. The table below explains the decrease in operating income:

International Foods Group Operating Income Changes
Operating income for the two quarters ended June 30, 2012	$4,643
Decrease in gross margin, as explained above	(55)
Higher compensation costs due primarily to increased headcount and higher pension expenses	(950)
Increase in other SG&A expenses including rent and professional fees	(586)
Operating income for the two quarters ended June 29, 2013	$3,052

Looking forward, the International Foods Group is focused on leveraging its sourcing, supply and processing expertise to grow its portfolio of organic ingredients. Long-term group operating margins are targeted at 5% to 6% of revenues, which are expected to be achieved through a combination of strategic sourcing, pricing and product development strategies. We intend to leverage the Group’s sourcing and supply capabilities and forward and backward integrate where opportunities exist, expanding our processing expertise and increasing our value-added capabilities. In addition, we expect our new cocoa processing facility under construction in the Netherlands will increase our ability to grow our organic and specialty cocoa business, once commissioned in the third quarter of 2013. The integrated grains handling and processing facility in Bulgaria added in early fiscal 2013 is expected to diversify and expand our sourcing and processing capabilities in this region, after expansion of capabilities combined with the new growing season. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable fluctuations in foreign exchange, reduced demand for natural and organic ingredients, increased competition, delayed synergies, as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	51	June 29, 2013 10-Q

Opta Minerals
For the two quarters ended	June 29, 2013	June 30, 2012	Change	% Change

Revenues	$73,687	$59,546	$14,141	23.7%
Gross margin	12,805	13,098	(293)	-2.2%
Gross margin %	17.4%	22.0%		-4.6%

Operating income	$3,366	$4,898	$(1,532)	-31.3%
Operating income %	4.6%	8.2%		-3.6%

Opta Minerals contributed $73,687 in revenues for the two quarters ended June 29, 2013, compared to $59,546 for the two quarters ended June 30, 2012, a $14,141 or a 23.7% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenues for the two quarters ended June 30, 2012	$59,546
Incremental revenues due to the acquisition of WGI in August 2012	16,661
Decreased volumes of steel and magnesium products, due to a slowdown in the steel sector	(2,279)
Decreased volumes of abrasive and industrial mineral products, due to a slowdown in the North American construction and infrastructure sectors	(241)
Revenues for the two quarters ended June 29, 2013	$73,687

Gross margin for Opta Minerals decreased by $293 to $12,805 for the two quarters ended June 29, 2013 compared to $13,098 for the two quarters ended June 30, 2012, and the gross margin percentage decreased by 4.6% to 17.4% .. The decrease in gross margin as a percentage of revenue was largely driven by changes in product mix. The acquisition of WGI has increased the relative percentage of abrasive product revenues, which have lower margins than steel and magnesium products. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the two quarters ended June 30, 2012	$13,098
Impact of higher plant costs and unfavorable pricing of abrasive and industrial mineral products	(1,286)
Lower volumes of steel and magnesium products, combined with lower margins due to changes in product and customer mix	(1,238)
Incremental gross margin due to the acquisition of WGI	2,231
Gross margin for the two quarters ended June 29, 2013	$12,805

SUNOPTA INC.	52	June 29, 2013 10-Q

Operating income for Opta Minerals decreased by $1,532, or 31.3%, to $3,366 for the two quarters ended June 29, 2013, compared to $4,898 for the two quarters ended June 30, 2012. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating income for the two quarters ended June 30, 2012	$4,898
Decrease in gross margin, as explained above	(293)
Incremental SG&A related to WGI	(2,447)
Increase in foreign exchange gains	626
Lower bad debt expenses due to the bankruptcy of a customer in 2012, partially offset by increase in professional fees and other SG&A expenses	582
Operating income for the two quarters ended June 29, 2013	$3,366

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place both to drive these new products and to improve efficiencies. Opta Minerals continues to expand in core North American and European markets through a combination of internal growth and integrating strategic acquisitions. We own 66.1% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

Corporate Services
For the two quarters ended	June 29, 2013	June 30, 2012	Change	% Change

Operating loss	$(3,298)	$(3,357)	$59	1.8%

Operating loss at SunOpta Corporate Services decreased by $59 to $3,298 for the two quarters ended June 29, 2013, from a loss of $3,357 for the two quarters ended June 30, 2012. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended June 30, 2012	$(3,357)
Increase in corporate management fees that are allocated to SunOpta operating groups	912
Reduced health and benefit costs due to lower claims and corporate wellness initiatives, partially offset by increased compensation and stock-based compensation	410
Higher general office spending on investor relations, travel and lease costs	(594)
Increased professional fees and higher spending on information technology system support	(367)
Decrease in foreign exchange gains	(302)
Operating loss for the two quarters ended June 29, 2013	$(3,298)

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

SUNOPTA INC.	53	June 29, 2013 10-Q

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

  Existing cash and cash equivalents;

  Available operating lines of credit;

  Cash flows generated from operating activities;

  Cash flows generated from the exercise, if any, of stock options or warrants during the year;

  Additional long-term financing; and

  Sale of non-core divisions, or assets.

On September 25, 2012, The Organic Corporation (“TOC”) and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit can be extended or adjusted based on the needs of the business and upon approval of the lenders. These facilities support the global sourcing, supply and processing capabilities of the International Foods Group. In addition, on May 22, 2013, a subsidiary of TOC entered into a separate revolving credit facility agreement to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations.

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

On July 24, 2012, Opta Minerals amended and restated its credit agreement to include a Cdn $15,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility matures on August 14, 2014, with the outstanding principal amount repayable in full on the maturity date. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial covenants are not met. The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date.

On April 30, 2013, Opta Minerals amended its credit agreement with its lenders to increase the revolving term credit facility to Cdn $20,000. On the same date, certain financial covenants under the credit agreement were amended for the periods ending June 30, 2013 and September 30, 2013. On June 28, 2013, the credit agreement was further amended in respect of certain financial covenants for the periods ended June 30, 2013, September 30, 2013 and December 31, 2013. Opta Minerals was in compliance with all its financial covenants as at June 30, 2013.

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

SUNOPTA INC.	54	June 29, 2013 10-Q

Cash Flows

Cash flows for the quarter ended June 29, 2013

Net cash and cash equivalents declined $249 in the second quarter of 2013 to $6,460 as at June 29, 2013, compared with $6,709 at March 30, 2013, which primarily reflected the following uses of cash:

  capital expenditures of $14,083, related to the expansion of our aseptic beverage processing and packaging capacity; construction of the new cocoa processing facility in the Netherlands; and expansion of production capabilities at OLC;

  net repayments under our credit facilities of $7,857

  cash component of the CSOP arbitration settlement of $4,360; and

  net repayments of long-term debt of $1,489.

All those uses of cash were mostly offset by cash provided by continuing operating activities of $28,477.

Cash provided by operating activities of continuing operations was $28,477 in the second quarter of 2013, which was comparable to cash provided of $28,966 in the second quarter of 2012. Cash used in operating activities related to discontinued operations of $4,570 included the $4,360 of cash paid in connection with the CSOP arbitration settlement.

Cash used in investing activities of continuing operations increased by $8,047 to $15,498 in the second quarter of 2013, compared with $7,451 in the second quarter of 2012, reflecting an increase in capital expenditures of $7,088 in the second quarter of 2013. Cash provided by investing activities related to discontinued operations of $12,147 in the second quarter of 2012, primarily reflected net proceeds on the sale of Purity of $12,189.

Cash used in financing activities of continuing operations was $8,768 in the second quarter of 2013, compared with $33,886 in the second quarter of 2012, a decrease in cash used of $25,118, reflecting lower net repayments under our credit facilities in the second quarter of 2013, due to the increase in capital expenditures and the cash component of the CSOP arbitration settlement in the second quarter of 2013. In addition, the proceeds from the sale of Purity were used to repay a portion of the credit facilities in the second quarter of 2012.

Cash flows for the two quarters ended June 29, 2013

Net cash and cash equivalents declined $380 in the first two quarters of 2013 to $6,460 as at June 29, 2013, compared with $6,840 at December 29, 2012, which primarily reflected the following uses of cash:

  capital expenditures of $21,976, related to the expansion of our aseptic beverage processing and packaging capacity; construction of the new cocoa processing facility in the Netherlands; expansion of production capabilities at OLC; and expansion of our grains milling and roasting capacity;

  cash component of the CSOP arbitration settlement of $4,360;

  cash consideration paid to acquire OLC of $3,828, net of cash acquired; and

  net repayments of long-term debt of $3,676.

Those uses of cash were mostly offset by the following sources of cash:

  cash provided by continuing operating activities of $21,758; and

  net borrowings under our credit facilities of $12,782.

SUNOPTA INC.	55	June 29, 2013 10-Q

Cash provided by operating activities of continuing operations was $21,758 in the first two quarters of 2013, which was comparable to cash provided of $21,856 in the first two quarters of 2012. Cash used in operating activities related to discontinued operations of $4,608 included the $4,360 of cash paid in connection with the CSOP arbitration settlement in the second quarter of 2013.

Cash used in investing activities of continuing operations decreased by $2,286 to $27,716 in the first two quarters of 2013, compared with $30,002 in the first two quarters of 2012, reflecting net cash paid to acquire OLC of $3,828 in the first two quarters of 2013, compared with cash paid by Opta Minerals of $17,530 to acquire Babco in the first two quarters of 2012, partially offset by an increase in capital expenditures of $10,062 in the first two quarters of 2013. Cash provided by investing activities relating to discontinued operations of $12,134 in the first two quarters of 2012 primarily reflected the net proceeds on the sale of Purity of $12,189.

Cash provided by financing activities of continuing operations was $10,289 in the first two quarters of 2013, compared with cash used of $2,757 in the first two quarters of 2012, an increase in cash provided of $13,046, reflecting net borrowings under our credit facilities of $12,782 in the first two quarters of 2013, which were used to fund higher capital expenditures and the cash component of the CSOP arbitration settlement; compared with net repayments under our credit facilities of $10,526 and repayment of long-term debt of $10,823 in the first two quarters of 2012, reflecting the use of proceeds from the sale of Purity, partially offset by a $19,373 increase in long-term debt in the first two quarters of 2012, mainly related to the Babco acquisition by Opta Minerals.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

Other than the new revolving credit facility of the subsidiary of TOC and the amendments to the Opta Minerals revolving term credit facility, as described above under “Liquidity and Capital Resources”, there have been no material changes outside the normal course of business in our contractual obligations since December 29, 2012.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes. The use of estimates is pervasive throughout our financial statements. Except as described below, there have been no material changes to the critical accounting estimates disclosed under the heading “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Form 10-K.

Investment

We account for our equity investment in Mascoma using the cost method. For reporting periods in which events or changes in circumstances have occurred that may have a significant adverse effect on our ability to recover the carrying value of our investment in Mascoma, we are required to estimate the fair value of our investment in order to evaluate whether the investment is impaired. In the event that the carrying value of our investment in Mascoma exceeds its fair value, we determine whether the decline in fair value is other-than-temporary. In doing so, we consider information relevant to the estimation of Mascoma’s enterprise value and stock price, including external factors such as the stock prices of comparable publicly-traded renewable energy companies. We also consider the commercial viability and future earnings prospects of Mascoma’s products and technologies, as well as Mascoma’s ability to raise additional capital to fund its operational requirements.

In order to estimate the fair value of our investment in Mascoma, we assess the expected value of future liquidity events on a probability-weighted basis. Some of the more significant estimates and assumptions inherent in our valuation analysis include: the identification of likely future liquidity events based on available information; the amount and timing of the potential cash flows from the future liquidity events; and the weighting assigned to each future liquidity event based on the probability of each occurring. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations.

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

SUNOPTA INC.	56	June 29, 2013 10-Q

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 29, 2013.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended June 29, 2013. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	57	June 29, 2013 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Colorado Sun Oil Processing LLC dispute

Colorado Mills, LLC (“Colorado Mills”) and SunOpta Grains and Foods Inc. (formally Sunrich LLC, herein “Grains and Foods”), a wholly-owned subsidiary of the Company, organized a joint venture through Colorado Sun Oil Processing LLC (“CSOP”). The purpose of the joint venture was to construct and operate a vegetable oil refinery adjacent to Colorado Mills’ sunflower seed crush plant located in Lamar, Colorado. During the relationship, disputes arose between the parties concerning management of the joint venture, record-keeping practices, certain unauthorized expenses incurred on behalf of the joint venture by Colorado Mills, procurement of crude oil by Sunrich from Colorado Mills for processing at the joint venture refinery, and the contract price of crude oil offered for sale under an output term of the joint venture agreement.

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

On May 23, 2013, the Colorado Court of Appeals affirmed the judgment, and the Company petitioned for re-hearing. While the petition for re-hearing was pending, the parties settled the matter. In connection with the settlement, the Company paid Colorado Mills $5,884 consisting of cash and equipment in use at CSOP. The Settlement was on a full and final basis, it formally concluded all extant business dealings between the parties, and ended all open litigation matters. As a result, all disputes between the parties have now been resolved.

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

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	58	June 29, 2013 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 8, 2013	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

SUNOPTA INC.	59	June 29, 2013 10-Q

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SUNOPTA INC.	60	June 29, 2013 10-Q