Form 10-Q
period 2013-09-28
SunOpta Inc.
filed 2013-11-06
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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
Yes [ ]     No[x]

The number of the registrant’s common shares outstanding as of November 1, 2013 was 66,475,106.

SUNOPTA INC.
FORM 10-Q

For the quarterly period ended September 28, 2013

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at September 28, 2013, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.0303 and $1.00 = €0.7395. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

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

SUNOPTA INC.	1	September 28, 2013 10-Q

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

SUNOPTA INC.	2	September 28, 2013 10-Q

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

SUNOPTA INC.	3	September 28, 2013 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarter and three quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

		Quarter ended	Three quarters ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	$	$	$	$

Revenues	302,723	279,339	896,718	820,975

Cost of goods sold	271,240	246,158	794,002	716,220

Gross profit	31,483	33,181	102,716	104,755

Selling, general and administrative expenses	20,678	19,395	66,428	61,911
Intangible asset amortization	1,180	1,225	3,628	3,653
Other expense, net (note 10)	787	264	1,799	2,006
Goodwill impairment (note 7)	3,552	-	3,552	-
Foreign exchange gain	(211)	(130)	(1,152)	(629)

Earnings from continuing operations before the following	5,497	12,427	28,461	37,814

Interest expense, net	1,957	2,339	5,885	7,480
Impairment loss on investment (note 6)	-	-	21,495	-

Earnings from continuing operations before income taxes	3,540	10,088	1,081	30,334

Provision for income taxes	1,343	3,947	8,576	10,302

Earnings (loss) from continuing operations	2,197	6,141	(7,495)	20,032

Discontinued operations
Earnings (loss) from discontinued operations, net of income taxes	-	112	(360)	517
Gain on sale of discontinued operations, net of income taxes	-	-	-	676

Earnings (loss) from discontinued operations, net of income taxes (note 3)	-	112	(360)	1,193

Earnings (loss)	2,197	6,253	(7,855)	21,225

Earnings (loss) attributable to non-controlling interests	(716)	449	(612)	1,384

Earnings (loss) attributable to SunOpta Inc.	2,913	5,804	(7,243)	19,841

Earnings (loss) per share – basic (note 11)
- from continuing operations	0.04	0.09	(0.10)	0.28
- from discontinued operations	-	-	(0.01)	0.02
	0.04	0.09	(0.11)	0.30

Earnings (loss) per share – diluted (note 11)
- from continuing operations	0.04	0.09	(0.10)	0.28
- from discontinued operations	-	-	(0.01)	0.02
	0.04	0.09	(0.11)	0.30

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	September 28, 2013 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarter and three quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended	Three quarters ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	$	$	$	$

Earnings (loss) from continuing operations	2,197	6,141	(7,495)	20,032
Earnings (loss) from discontinued operations, net of income taxes	-	112	(360)	1,193
Earnings (loss)	2,197	6,253	(7,855)	21,225

Currency translation adjustment	1,616	590	1,108	(238)
Change in fair value of interest rate swap, net of taxes (note 4)	(66)	(7)	154	(162)
Other comprehensive earnings (loss), net of income taxes	1,550	583	1,262	(400)

Comprehensive earnings (loss)	3,747	6,836	(6,593)	20,825

Comprehensive earnings (loss) attributable to non-controlling interests	(637)	433	(341)	1,212

Comprehensive earnings (loss) attributable to SunOpta Inc.	4,384	6,403	(6,252)	19,613

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	September 28, 2013 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at September 28, 2013 and December 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

	September 28, 2013	December 29, 2012
	$	$

ASSETS
Current assets
Cash and cash equivalents (note 12)	6,819	6,840
Restricted cash (note 8)	-	6,595
Accounts receivable	120,630	113,314
Inventories (note 5)	248,887	255,738
Prepaid expenses and other current assets	16,075	20,538
Current income taxes recoverable	676	1,814
Deferred income taxes	2,377	2,653
	395,464	407,492

Investment (note 6)	12,350	33,845
Property, plant and equipment	161,919	140,579
Goodwill (note 7)	54,184	57,414
Intangible assets	49,139	52,885
Deferred income taxes	14,408	12,879
Other assets	1,616	2,216

	689,080	707,310

LIABILITIES
Current liabilities
Bank indebtedness (note 8)	139,371	131,061
Accounts payable and accrued liabilities	110,138	128,544
Customer and other deposits	5,856	4,734
Income taxes payable	4,300	4,125
Other current liabilities	3,028	2,660
Current portion of long-term debt (note 8)	46,466	6,925
Current portion of long-term liabilities	609	1,471
	309,768	279,520

Long-term debt (note 8)	5,565	51,273
Long-term liabilities	4,109	5,544
Deferred income taxes	28,239	27,438
	347,681	363,775

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 66,460,206 shares issued (December 29, 2012 - 66,007,236)	185,901	183,027
Additional paid-in capital	18,438	16,855
Retained earnings	117,489	124,732
Accumulated other comprehensive income	2,528	1,537
	324,356	326,151
Non-controlling interests	17,043	17,384
Total equity	341,399	343,535

	689,080	707,310

Commitments and contingencies (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	September 28, 2013 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the three quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2012	66,007	183,027	16,855	124,732	1,537	17,384	343,535

Employee share purchase plan	64	419	-	-	-	-	419
Exercise of options	389	2,455	(839)	-	-	-	1,616
Stock-based compensation	-	-	2,422	-	-	-	2,422
Loss from continuing operations	-	-	-	(6,883)	-	(612)	(7,495)
Loss from discontinued operations, net of income taxes	-	-	-	(360)	-	-	(360)
Currency translation adjustment	-	-	-	-	889	219	1,108
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	102	52	154

Balance at September 28, 2013	66,460	185,901	18,438	117,489	2,528	17,043	341,399

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2011	65,796	182,108	14,134	100,508	2,382	15,816	314,948

Employee share purchase plan	85	446	-	-	-	-	446
Exercise of options	97	362	(128)	-	-	-	234
Stock-based compensation	-	-	2,141	-	-	-	2,141
Earnings from continuing operations	-	-	-	18,648	-	1,384	20,032
Earnings from discontinued operations, net of income taxes	-	-	-	1,193	(1,359)	-	(166)
Currency translation adjustment	-	-	-	-	(121)	(117)	(238)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(107)	(55)	(162)
Payment to non-controlling interests	-	-	-	-	-	(115)	(115)

Balance at September 29, 2012	65,978	182,916	16,147	120,349	795	16,913	337,120

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	September 28, 2013 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarter and three quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended	Three quarters ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	$	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Earnings (loss)	2,197	6,253	(7,855)	21,225
Earnings (loss) from discontinued operations	-	112	(360)	1,193
Earnings (loss) from continuing operations	2,197	6,141	(7,495)	20,032

Items not affecting cash:
Depreciation and amortization	5,494	5,155	16,343	14,946
Deferred income taxes	(1,747)	(639)	(242)	3,077
Stock-based compensation	881	713	2,422	2,041
Goodwill impairment (note 7)	3,552	-	3,552	-
Impairment of long-lived assets (note 10)	310	-	310	-
Unrealized loss (gain) on derivative instruments (note 4)	1,950	(3,075)	2,892	(1,178)
Impairment loss on investment (note 6)	-	-	21,495	-
Other	(766)	432	(663)	1,048
Changes in non-cash working capital, net of businesses acquired (note 12)	(1,862)	7,462	(6,847)	(1,921)
Net cash flows from operations - continuing operations	10,009	16,189	31,767	38,045
Net cash flows from operations - discontinued operations	-	313	(4,608)	(3)
	10,009	16,502	27,159	38,042

Investing activities
Acquisitions of businesses, net of cash acquired (note 2)	-	(11,644)	(3,828)	(29,174)
Purchases of property, plant and equipment	(10,797)	(5,709)	(32,773)	(17,623)
Decrease in restricted cash (note 8)	6,495	-	6,495	-
Payment of contingent consideration	-	(61)	(1,074)	(388)
Other	342	66	(496)	(165)
Net cash flows from investing activities - continuing operations	(3,960)	(17,348)	(31,676)	(47,350)
Net cash flows from investing activities - discontinued operations	-	-	-	12,134
	(3,960)	(17,348)	(31,676)	(35,216)

Financing activities
Increase (decrease) under line of credit facilities (note 8)	(4,928)	11,664	7,854	1,138
Borrowings under long-term debt (note 8)	142	15,234	486	34,607
Repayment of long-term debt (note 8)	(1,677)	(24,136)	(5,697)	(34,959)
Financing costs	(5)	(1,315)	(28)	(2,490)
Proceeds from the issuance of common shares	804	257	2,035	680
Other	(72)	53	(97)	24
Net cash flows from financing activities - continuing operations	(5,736)	1,757	4,553	(1,000)

Foreign exchange gain (loss) on cash held in a foreign currency	46	29	(57)	(17)

Increase (decrease) in cash and cash equivalents in the period	359	940	(21)	1,809

Cash and cash equivalents - beginning of the period	6,460	3,247	6,840	2,378

Cash and cash equivalents - end of the period	6,819	4,187	6,819	4,187

Supplemental cash flow information (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company has two business segments, the largest being SunOpta Foods, which consists of four operating segments that operate in the natural, organic and specialty food sectors and utilizes a number of integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66.1% of Opta Minerals Inc. (“Opta Minerals”) as at September 28, 2013 and December 29, 2012. Opta Minerals is a vertically integrated provider of custom process solutions and industrial mineral products for use primarily in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries. As at September 28, 2013 and December 29, 2012, the Company also held an 18.7% equity ownership position in Mascoma Corporation (“Mascoma”), an innovative biofuels company (see note 6).

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended September 28, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 28, 2013 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 29, 2012. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2012.

Recent Accounting Pronouncement

In July 2013, the Financial Accounting Standards Board issued guidance requiring a liability related to an unrecognized tax benefit to be offset against a deferred tax asset for a net operating loss carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The Company will apply the new guidance prospectively effective December 28, 2013. The Company does not expect that the application of this guidance will have a material effect on its financial statements.

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

SUNOPTA INC.	9	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
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

The revenue and earnings of OLC from the date of acquisition to September 28, 2013 were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2012, the results of operations of OLC would not have had a material pro forma effect on the Company’s revenues, earnings and earnings per share for the quarter and three quarters ended September 29, 2012.

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

On June 18, 2013, the Company and Colorado Mills reached an agreement to settle a separate arbitration proceeding related to the joint venture agreement (see note 13). In connection with the settlement, the Company paid Colorado Mills $5,884, consisting of cash and equipment in use at the CSOP refinery. An accrual for the settlement, including accrued interest costs, was included in accounts payable and accrued liabilities on the consolidated balance sheet as at December 29, 2012. The expenses of CSOP included in discontinued operations for the three quarters ended September 28, 2013 and for the quarter and three quarters ended September 29, 2012, related to legal fees and period interest costs incurred by the Company in connection with the arbitration proceeding.

SUNOPTA INC.	10	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

Operating Results Reported in Discontinued Operations

The following table presents the aggregate operating results of Purity and CSOP reported in earnings (loss) from discontinued operations:

		Quarter ended	Three quarters ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	$	$	$	$

Revenues	-	-	-	26,914

Earnings (loss) before income taxes	-	188	(570)	678
Recovery of (provision for) income taxes	-	(76)	210	(161)
Earnings (loss) from discontinued operations, net of income taxes	-	112	(360)	517

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of September 28, 2013 and December 29, 2012:

				September 28, 2013
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	2,077	270	1,807	-
	Unrealized long-term derivative asset	12	-	12	-
	Unrealized short-term derivative liability	(3,209)	-	(3,209)	-
	Unrealized long-term derivative liability	(161)	-	(161)	-
(b)	Inventories carried at market(2)	11,521	-	11,521	-
(c)	Interest rate swaps(3)	(188)	-	(188)	-
(d)	Forward foreign currency contracts(4)	(365)	-	(365)	-
(e)	Contingent consideration(5)	(3,161)	-	-	(3,161)

SUNOPTA INC.	11	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the price of cocoa. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in the fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended September 28, 2013, the Company recognized a loss of $1,950 (September 29, 2012 – gain of $3,075) and for the three quarters ended September 28, 2013, the Company recognized a loss of $2,892 (September 29, 2012 – gain of $1,178).

SUNOPTA INC.	12	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

As at September 28, 2013, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

		Number of bushels
		purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	684	479
Forward commodity sale contracts	(689)	(1,347)
Commodity futures contracts	(95)	330

In addition, as at September 28, 2013, the Company also had open forward contracts to sell 215 lots of cocoa.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at September 28, 2013, the Company had 81,180 bushels of commodity corn and 529,338 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

As at September 28, 2013, Opta Minerals held interest rate swaps with a notional value of Cdn $43,150 in the aggregate to pay fixed rates of 1.85% to 2.02%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until May 2017. The net notional value decreases in accordance with the quarterly principal repayments on Opta Minerals’ non-revolving term credit facility (see note 8).

At each period end, the Company calculates the mark-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of these derivative instruments are included on the consolidated statements of comprehensive earnings. For the quarter ended September 28, 2013, the Company recognized a loss of $90 (September 29, 2012 – loss of $51), net of income tax benefit of $24 (September 29, 2012 – income tax benefit of $44), and for the three quarters ended September 28, 2013, the Company recognized a gain of $208 (September 29, 2012 – loss of $241), net of income tax of $54 (September 29, 2012 – income tax benefit of $79).

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at September 28, 2013, the Company had open forward foreign exchange contracts with a notional value of €13,061 ($17,324). Gains and losses on changes in the fair value of these derivative instruments are included in foreign

SUNOPTA INC.	13	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

exchange loss (gain) on the consolidated statements of operations. For the quarter ended September 28, 2013, the Company recognized a loss of $429 (September 29, 2012 – loss of $16), and for the three quarters ended September 28, 2013, the Company recognized a loss of $38 (September 29, 2012 – gain of $453).

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. For the quarter and three quarters ended September 28, 2013, the change in the fair value of the contingent consideration liability reflected related payments of $1,074 in the aggregate, as well as (i) changes in the probability of achievement of the factors on which the contingencies are based, (ii) the accretion of interest expense, and (iii) changes in foreign currency exchange rates, which were not material individually or in the aggregate.

5. Inventories

	September 28, 2013	December 29, 2012
	$	$
Raw materials and work-in-process	153,347	169,269
Finished goods	79,080	63,621
Company-owned grain	20,703	27,335
Inventory reserves	(4,243)	(4,487)
	248,887	255,738

6. Investments

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

As at June 29, 2013, the Company concluded that the $33,845 carrying value of its investment in Mascoma was impaired and that the impairment was other-than-temporary, based on information provided by Mascoma and consideration of external factors. The Company completed a valuation analysis based on available information and determined that the estimated fair value of its investment in Mascoma was $12,350 at June 29, 2013. As a result, the Company recorded an other-than-temporary impairment loss of $21,495 on the consolidated statement of operations for the quarter ended June 29, 2013.

As at September 28, 2013, the Company did not estimate the fair value of its investment in Mascoma, as no events or changes in circumstances were identified that may have a significant adverse effect on the Company’s ability to recover the new cost base of its investment.

SUNOPTA INC.	14	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

7. Goodwill

Opta Minerals performed its annual impairment test for goodwill as at September 30, 2013, and recognized a non-cash goodwill impairment loss of $3,552 related to one of its reporting units in the third quarter of 2013. Due to increased competition and reduced demand for industrial minerals in markets along the U.S. east coast, the operating profits and cash flows of the reporting unit were lower than expected in the fourth quarter of 2012 and first three quarters of 2013, reflecting reduced sales volumes, price concessions causing lower gross margins, and lower utilization of plant capacity. The fair value of the reporting unit was estimated based on the expected present value of future cash flows using unobservable (level 3) inputs, which included the following assumptions: (i) an estimated cumulative average operating income growth rate from 2014 to 2017 of 25.7%; (ii) a projected long-term annual operating income growth rate of 2.5%; and (iii) a risk-adjusted discount rate of 14.0% . The goodwill associated with the reporting unit was fully deductible for tax purposes. There was no indication of goodwill impairment related to the other reporting units of Opta Minerals based on the testing done as at September 30, 2013.

8. Bank Indebtedness and Long-Term Debt

	September 28, 2013	December 29, 2012
	$	$
Bank indebtedness:
North American credit facilities(1)	69,131	75,700
European credit facilities(2)	54,734	44,611
Opta Minerals revolving term credit facility(3)	15,506	10,750
	139,371	131,061

Long-term debt:
Opta Minerals non-revolving term credit facility(3)	44,982	50,315
Lease obligations(4)	6,651	7,219
Other	398	664
	52,031	58,198
Less: current portion	46,466	6,925
	5,565	51,273

(1)	North American credit facilities

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

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at September 28, 2013, the weighted-average interest rate on the facilities was 2.18% .

The facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, excluding Opta Minerals and The Organic Corporation (“TOC”).

SUNOPTA INC.	15	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(2)	European credit facilities

The European credit facilities support the global sourcing, supply and processing capabilities of the International Foods Group.

On September 25, 2012, TOC and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. As of September 28, 2013 and December 29, 2012, €39,700 ($53,683) and €30,262 ($39,995), respectively, of this facility had been utilized. The revolving credit facility is secured by the working capital of TOC and certain of its subsidiaries. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit may be extended or adjusted upon approval of the lenders. Interest costs under the facilities accrue based on either a loan margin of 1.75% or an overdraft margin of 1.85% plus the cost of funds as set by each of the lenders on a periodic basis. The cost of funds as set by the lenders was 0.13% at September 28, 2013.

On March 26, 2012, TOC entered into a €4,990 credit facility to pre-finance the construction of equipment for a cocoa processing facility located in Middenmeer, the Netherlands. As at July 18, 2013 and December 29, 2012, €4,990 ($6,495) and €3,493 ($4,616), respectively, of this facility had been utilized to fund the construction in process. Interest on borrowings under this facility accrued at 3.8% . On July 18, 2013, this facility was repaid through borrowings under a long-term lease facility (as described below under (4)).

On May 22, 2013, a subsidiary of TOC entered into a revolving credit facility agreement to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on Euribor plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2014. As of September 28, 2013, €777 ($1,051) was borrowed under this facility.

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

Interest on the borrowings under these facilities accrues at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 3.50% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non-revolving term credit facility (see note 4). As at September 28, 2013, the weighted-average interest rate on the credit facilities was 5.36%, after taking into account the related interest rate hedging activities.

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals.

On April 30, 2013, Opta Minerals amended its credit agreement with its lenders to increase the revolving term credit facility to Cdn $20,000. On the same date, certain financial covenants under the credit agreement were amended for the

SUNOPTA INC.	16	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

periods ending June 30, 2013 and September 30, 2013. On June 28, 2013, the credit agreement was further amended in respect of certain financial covenants for the periods ended June 30, 2013, September 30, 2013 and December 31, 2013. As at June 30, 2013, Opta Minerals was in compliance with these financial covenants; however, Opta Minerals was not able to achieve the covenant requirements for the quarter ended September 30, 2013, which constitutes an event of default under the credit agreement. On October 31, 2013, Opta Minerals obtained a waiver from its lenders in respect of these financial covenants. On the same date, the credit agreement was amended to increase the applicable margin on borrowings up to 5.00% based on certain financial ratios of Opta Minerals. As it is not considered probable that Opta Minerals will meet the existing financial covenant requirements under the credit agreement as at the next compliance date of December 31, 2013, the non-revolving term credit facility has been classified as current on the consolidated balance sheet as at September 28, 2013.

(4)	Lease obligations

On October 1, 2012, TOC entered into a €4,990 lease facility to provide for long-term financing on equipment for the cocoa processing facility in the Netherlands. Interest on this facility accrues at an effective rate of 5.9% and the facility matures on October 1, 2019. Principal and accrued interest is repayable in equal monthly installments of €73. As at September 28, 2013 and December 29, 2012, €4,396 ($5,944) and €4,845 ($6,403), respectively, remained outstanding under this facility. On July 18, 2013, borrowings under this facility were applied to the repayment of the credit facility used to pre-finance the construction of the cocoa processing equipment (as described above under (2)). These borrowings had been previously recorded as restricted cash on the consolidated balance sheet as at December 29, 2012.

9. Stock-Based Compensation

For the three quarters ended September 28, 2013, the Company granted 1,054,000 options to employees that vest ratably on each of the first through fifth anniversary of the grant date and expire on the tenth anniversary of the grant date. These options had a weighted-average grant-date fair value of $4.44 per option. The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted:

Exercise price	$7.45
Dividend yield	0%
Expected volatility	63.1%
Risk-free interest rate	1.3%
Expected life of options (in years)	6.5

SUNOPTA INC.	17	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

10. Other Expense, Net

The components of other expense (income) are as follows:

			Quarter ended	Three quarters ended
		September 28,	September 29,	September 28,	September 29,
		2013	2012	2013	2012
		$	$	$	$
(a)	Severance and other rationalization costs	522	-	1,390	1,295
(b)	Long-lived asset impairment charge	310	-	310	-
(c)	Acquisition-related transaction costs	-	139	127	540
	Other	(45)	125	(28)	171
		787	264	1,799	2,006

(a)	Severance and other rationalization costs

For the quarter and three quarters ended September 28, 2013, Opta Minerals incurred severance and other costs in connection with the rationalization and integration of WGI Heavy Metals, Incorporated (“WGI”), which was acquired in August 2012. In addition, the Company recorded employee severance and other costs in connection with the closure of the Chelmsford, Massachusetts administrative office of the Ingredients Group and the idling of the Fargo, North Dakota grains processing facility of the Grains and Foods Group.

For the three quarters ended September 29, 2012, the Company recorded employee severance and other costs in connection with the rationalization of a number of operations and functions within SunOpta Foods in an effort to streamline operations, which included a reduction in its salaried workforce of approximately 6%, as well as severance payable to a former executive officer.

(b)	Long-lived asset impairment charge

For the three quarters ended September 28, 2013, Opta Minerals determined that the carrying amounts of certain intangible assets related to long-term licensing agreements were not recoverable, due to a decline in the cash flows generated under these arrangements. As a result, Opta Minerals recorded an impairment charge of $310 to write down these intangible assets to their estimated fair value.

(c)	Acquisition-related transaction costs

For the three quarters ended September 28, 2013, the Company incurred transaction costs in connection with the acquisition of OLC (see note 2). For the quarter and three quarters ended September 29, 2012, Opta Minerals incurred transaction costs related to the acquisitions of WGI and Babco Industrial Corp., which was acquired in February 2012.

SUNOPTA INC.	18	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Earnings (Loss) Per Share

Earnings (loss) per share are calculated as follows:

		Quarter ended	Three quarters ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Earnings (loss) from continuing operations attributable to SunOpta Inc.	$2,913	$5,692	$(6,883)	$18,648
Earnings (loss) from discontinued operations, net of income taxes	-	112	(360)	1,193
Earnings (loss) attributable to SunOpta Inc.	$2,913	$5,804	$(7,243)	$19,841
Basic weighted-average number of shares outstanding	66,369,141	65,949,415	66,221,286	65,871,213
Dilutive potential of the following:
Employee/director stock options	1,389,346	571,131	1,017,574	525,840
Warrants	411,705	171,829	349,820	143,054
Diluted weighted-average number of shares outstanding	68,170,192	66,692,375	67,588,680	66,540,107
Earnings (loss) per share - basic:
- from continuing operations	$0.04	$0.09	$(0.10)	$0.28
- from discontinued operations	-	-	(0.01)	0.02
	$0.04	$0.09	$(0.11)	$0.30
Earnings (loss) per share - diluted:
- from continuing operations	$0.04	$0.09	$(0.10)	$0.28
- from discontinued operations	-	-	(0.01)	0.02
	$0.04	$0.09	$(0.11)	$0.30

For the quarter ended September 28, 2013, options to purchase 24,000 (September 29, 2012 - 2,048,700) common shares have been excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect. For the three quarters ended September 28, 2013, options to purchase 144,000 (September 29, 2012 - 2,065,700) common shares have been excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

For the three quarters ended September 28, 2013, all potential dilutive common shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.

SUNOPTA INC.	19	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

12. Supplemental Cash Flow Information

		Quarter ended	Three quarters ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
	$	$	$	$

Changes in non-cash working capital, net of
businesses acquired:
Accounts receivable	572	(3,319)	(6,869)	(21,223)
Inventories	1,847	6,623	7,351	11,831
Income tax recoverable	942	1,682	1,313	3,179
Prepaid expenses and other current assets	1,649	(57)	3,415	2,837
Accounts payable and accrued liabilities	(3,605)	3,619	(13,183)	(1,191)
Customer and other deposits	(3,267)	(1,086)	1,126	2,646
	(1,862)	7,462	(6,847)	(1,921)

As at September 28, 2013, cash and cash equivalents included $3,226 (December 29, 2012 - $3,966) that was specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

13. Commitments and Contingencies

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

SUNOPTA INC.	20	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

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

14. Segmented Information

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

Other expense, interest expense and provision for income taxes are not allocated to operating segments.

SUNOPTA INC.	21	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
			September 28, 2013
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	215,314	20,236	-	235,550
Canada	9,167	6,648	-	15,815
Europe and other	43,315	8,043	-	51,358
Total revenues from external customers	267,796	34,927	-	302,723

Segment operating income (loss)	10,430	1,704	(2,298)	9,836

Other expense, net				787
Goodwill impairment				3,552
Interest expense, net				1,957
Provision for income taxes				1,343
Earnings from continuing operations				2,197

	Quarter ended
				September 28, 2013
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	124,968	22,042	46,945	21,359	215,314
Canada	4,611	1,198	1,811	1,547	9,167
Europe and other	13,472	722	562	28,559	43,315
Total revenues from external customers	143,051	23,962	49,318	51,465	267,796

Segment operating income	7,227	1,649	628	926	10,430

SUNOPTA INC.	22	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
			September 29, 2012
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	201,878	20,003	-	221,881
Canada	6,294	7,999	-	14,293
Europe and other	38,187	4,978	-	43,165
Total revenues from external customers	246,359	32,980	-	279,339

Segment operating income (loss)	10,835	3,280	(1,424)	12,691

Other expense, net				264
Interest expense, net				2,339
Provision for income taxes				3,947
Earnings from continuing operations				6,141

	Quarter ended
				September 29, 2012
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	123,661	18,268	41,310	18,639	201,878
Canada	2,997	1,149	195	1,953	6,294
Europe and other	13,259	856	131	23,941	38,187
Total revenues from external customers	139,917	20,273	41,636	44,533	246,359

Segment operating income (loss)	8,780	878	(544)	1,721	10,835

SUNOPTA INC.	23	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

			Three quarters ended
			September 28, 2013
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	622,629	61,538	-	684,167
Canada	28,013	20,103	-	48,116
Europe and other	137,462	26,973	-	164,435
Total revenues from external customers	788,104	108,614	-	896,718

Segment operating income (loss)	34,338	5,070	(5,596)	33,812

Other expense, net				1,799
Goodwill impairment				3,552
Interest expense, net				5,885
Impairment loss on investment				21,495
Provision for income taxes				8,576
Loss from continuing operations				(7,495)

				Three quarters ended
				September 28, 2013
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	354,135	61,243	143,991	63,260	622,629
Canada	14,316	3,641	4,622	5,434	28,013
Europe and other	50,004	2,574	981	83,903	137,462
Total revenues from external customers	418,455	67,458	149,594	152,597	788,104

Segment operating income	24,251	3,601	2,508	3,978	34,338

SUNOPTA INC.	24	September 28, 2013 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended September 28, 2013 and September 29, 2012
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

			Three quarters ended
			September 29, 2012
	SunOpta	Opta	Corporate
	Foods	Minerals	Services	Consolidated
	$	$	$	$
External revenues by market:
U.S.	585,642	56,637	-	642,279
Canada	24,393	22,764	-	47,157
Europe and other	118,414	13,125	-	131,539
Total revenues from external customers	728,449	92,526	-	820,975

Segment operating income (loss)	36,423	8,178	(4,781)	39,820

Other expense, net				2,006
Interest expense, net				7,480
Provision for income taxes				10,302
Earnings from continuing operations				20,032

				Three quarters ended
				September 29, 2012
	Grains and		Consumer	International
	Foods	Ingredients	Products	Foods	SunOpta
	Group	Group	Group	Group	Foods
	$	$	$	$	$
External revenues by market:
U.S.	346,507	55,804	133,246	50,085	585,642
Canada	12,238	4,049	1,311	6,795	24,393
Europe and other	38,351	2,555	1,322	76,186	118,414
Total revenues from external customers	397,096	62,408	135,879	133,066	728,449

Segment operating income (loss)	27,662	2,946	(549)	6,364	36,423

SUNOPTA INC.	25	September 28, 2013 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2012 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 6, 2013.

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

Business Development

Cocoa Processing Facility

In the third quarter of 2013, we completed the construction and commissioning of our cocoa processing facility in Middenmeer, the Netherlands, which will specialize in the processing of organic and fair trade certified cocoa beans into derivatives, such as organic cocoa powder, butter and liquor. Operating as “Crown of Holland”, the facility provides needed capacity to accommodate our organic and specialty cocoa business that was previously processed by third parties. All cocoa beans processed at this facility are expected to be sourced internally through our international sourcing and supply operation.

SUNOPTA INC.	26	September 28, 2013 10-Q

The facility is expected to ramp-up production capabilities and volume during the fourth quarter of 2013. Once fully operational, the facility will have an annual processing capacity of approximately 9,000 metric tons of raw cocoa.

Expansion of Aseptic Processing and Packaging Operations

We have expanded the Grains and Foods Group’s aseptic processing and packaging operations in Modesto, California and Alexandria, Minnesota with the installation of an additional multi-serve filler (liter/quart) at each operation, as well as a single-serve (200/250ml) filler at the Modesto operation. Each of these fillers was in production during the third quarter of 2013. A second single-serve filler for the Modesto operation is expected to be operational late in the fourth quarter of 2013. The addition of further processing and packaging capabilities is in response to continued growth in the non-dairy and alternative beverage categories that we currently serve, as well as adjacent categories such as organic dairy and nutritional beverages. The new fillers also provide unique capabilities and are expected to provide opportunities to bring new and innovative products in a new aseptic package format to the market, which we expect will further enhance the profitability of these operations.

Pouch Filling Operation

In September 2012, we completed the commissioning of two flexible re-sealable pouch filling lines at our facility located in Allentown, Pennsylvania. As these first two lines have reached capacity through committed long-term contracts, we have installed two additional pouch filling lines at the Allentown facility. These two additional lines were commissioned in July 2013 and were operational in the third quarter of 2013. The flexible re-sealable pouch is applicable to a wide range of product categories including natural and organic fruit and vegetable snacks, apple sauces, tomato products, baby food, yogurts, toppings and a variety of beverages.

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

Impairment Loss on Investment

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

SUNOPTA INC.	27	September 28, 2013 10-Q

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

As at June 29, 2013, we concluded that the $33,845 carrying value of our investment in Mascoma was impaired and that the impairment was other-than-temporary, based on information provided by Mascoma and consideration of external factors. We completed a valuation analysis based on information available to us and determined that the estimated fair value of our investment in Mascoma was $12,350 at June 29, 2013. As a result, we recorded an other-than-temporary impairment loss of $21,495 in the second quarter of 2013.

Goodwill Impairment

Opta Minerals performed its annual impairment test for goodwill as at September 30, 2013, and recognized a non-cash goodwill impairment loss of $3,552 related to one of its reporting units in the third quarter of 2013. Due to increased competition and reduced demand for industrial minerals in markets along the U.S. east coast, the operating profits and cash flows of the reporting unit were lower than expected in the fourth quarter of 2012 and first three quarters of 2013, reflecting reduced sales volumes, price concessions causing lower gross margins, and lower utilization of plant capacity. The goodwill associated with the reporting unit was fully deductible for tax purposes.

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

On June 18, 2013, we reached an agreement with Colorado Mills to settle a separate arbitration proceeding related to the joint venture agreement (see note 13 to the interim consolidated financial statements). In connection with the settlement, we paid Colorado Mills $5,884, consisting of cash and equipment in use at the CSOP refinery. An accrual for the settlement, including accrued interest costs, was included in accounts payable and accrued liabilities on the consolidated balance sheet as at December 29, 2012. The expenses of CSOP included in discontinued operations for the three quarters ended September 28, 2013 and for the quarter and three quarters ended September 29, 2012, related to legal fees and period interest costs incurred by the Company in connection with the arbitration proceeding.

SUNOPTA INC.	28	September 28, 2013 10-Q

Consolidated Results of Operations for the quarters ended September 28, 2013 and September 29, 2012

	September 28,	September 29,
For the quarter ended	2013	2012	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	267,796	246,359	21,437	8.7%
Opta Minerals	34,927	32,980	1,947	5.9%
Total Revenue	302,723	279,339	23,384	8.4%

Gross Profit
SunOpta Foods	25,758	26,205	(447)	-1.7%
Opta Minerals	5,725	6,976	(1,251)	-17.9%
Total Gross Profit	31,483	33,181	(1,698)	-5.1%

Segment Operating Income (Loss)(1)
SunOpta Foods	10,430	10,835	(405)	-3.7%
Opta Minerals	1,704	3,280	(1,576)	-48.0%
Corporate Services	(2,298)	(1,424)	(874)	-61.4%
Total Segment Operating Income	9,836	12,691	(2,855)	-22.5%

Other expense, net	787	264	523	198.1%
Goodwill impairment	3,552	-	3,552	n/m
Earnings from continuing operations
before the following	5,497	12,427	(6,930)	-55.8%
Interest expense, net	1,957	2,339	(382)	-16.3%
Provision for income taxes	1,343	3,947	(2,604)	-66.0%
Earnings from continuing operations	2,197	6,141	(3,944)	-64.2%
Earnings (loss) attributable to
non-controlling interests	(716)	449	(1,165)	-259.5%
Earnings from discontinued operations,
net of taxes	-	112	(112)	-100.0%

Earnings attributable to SunOpta Inc.(2)	2,913	5,804	(2,891)	-49.8%

SUNOPTA INC.	29	September 28, 2013 10-Q

(1)

When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items and goodwill impairment losses determined in accordance with U.S. generally accepted accounting principles (“GAAP”). This measure is the basis on which management, including the Chief Executive Officer, assesses the underlying performance of our operating segments. We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our core operating performance. However, the non-GAAP measure of operating income should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Grains		Consumer	International
	and Foods	Ingredients	Products	Foods	SunOpta	Opta	Corporate	Consol-
	Group	Group	Group	Group	Foods	Minerals	Services	idated
For the quarter ended	$	$	$	$	$	$	$	$
September 28, 2013
Segment operating income (loss)	7,227	1,649	628	926	10,430	1,704	(2,298)	9,836
Other income (expense), net	(163)	(192)	(10)	(14)	(379)	(409)	1	(787)
Goodwill impairment	-	-	-	-	-	(3,552)	-	(3,552)
Earnings (loss) from continuing operations before the following	7,064	1,457	618	912	10,051	(2,257)	(2,297)	5,497

September 29, 2012
Segment operating income (loss)	8,780	878	(544)	1,721	10,835	3,280	(1,424)	12,691
Other income (expense), net	6	-	(46)	-	(40)	(208)	(16)	(264)
Earnings (loss) from continuing operations before the following	8,786	878	(590)	1,721	10,795	3,072	(1,440)	12,427

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

(2)

When assessing our financial performance, we use an internal measure that excludes other income/expense items and impairment losses from earnings (loss) attributable to SunOpta Inc. determined in accordance with U.S. GAAP. We believe that the identification of these items enhances an analysis of our financial performance when comparing our operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings from continuing operations from earnings attributable to SunOpta Inc., which we consider to be the most directly comparable U.S. GAAP financial measure.

		Per Diluted Share
	$	$
Earnings attributable to SunOpta Inc.	2,913	0.04
Adjusted for:
Goodwill impairment (net of taxes of $1,252 and non-controlling interest of $780)	1,520	0.02
Other expense, net (net of taxes of $272 and non-controlling interest of $109)	406	0.01
Adjusted earnings from continuing operations	4,839	0.07

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

SUNOPTA INC.	30	September 28, 2013 10-Q

Total revenues for the quarter ended September 28, 2013 increased by 8.4% to $302,723 from $279,339 for the quarter ended September 29, 2012. Revenues in SunOpta Foods increased by 8.7% to $267,796 and revenues in Opta Minerals increased by 5.9% to $34,927. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 8.0% on a consolidated basis and approximately 10.4% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods were higher sales volumes of value-added aseptically packaged beverage and re-sealable pouch products; strong sales of organic ingredients in Europe and the U.S.; and higher volumes and improved pricing for fruit ingredients. These factors were partially offset by declines in volumes and pricing for roasted sunflower and related by-product sales; and lower volumes and pricing for fiber ingredients. At Opta Minerals, the increase in revenues reflected incremental revenues from WGI (acquired August 2012), partially offset by lower sales of steel and magnesium products due to cyclical slowdowns in the steel and infrastructure sectors.

Gross profit decreased $1,698, or 5.1%, to $31,483 for the quarter ended September 28, 2013, compared with $33,181 for the quarter ended September 29, 2012. As a percentage of revenues, gross profit for the quarter ended September 28, 2013 was 10.4% compared to 11.9% for the quarter ended September 29, 2012, a decrease of 1.5% . The decrease in gross profit percentage primarily reflected reduced sunflower roasting volumes and pricing, as well as lower processing efficiencies and yields; start-up costs related to our cocoa processing facility in the Netherlands as well as commodity hedging losses related to cocoa futures; lower production volumes and higher input costs for fiber ingredients; expansion and retrofit costs at our integrated juice production facility in San Bernardino, California; and declining market prices for organic feed. All of these factors were partially offset by the strong growth in higher margin consumer packaged aseptic beverage and re-sealable pouch products; and higher pricing and production volumes for fruit ingredients. The decline in gross profit percentage at Opta Minerals reflected an unfavorable product mix due to lower sales volumes of higher margin steel and magnesium products.

Total segment operating income for the quarter ended September 28, 2013 decreased by $2,855, or 22.5%, to $9,836, compared with $12,691 for the quarter ended September 29, 2012. As a percentage of revenue, segment operating income was 3.2% for the quarter ended September 28, 2013, compared with 4.5% for the quarter ended September 29, 2012. The decrease in segment operating income reflected lower overall gross profit as described above, as well as a $1,283 increase in selling, general and administrative (“SG&A”) expenses, primarily related to higher compensation and other costs related to increased headcount within the International Foods Group and the acquisition of WGI by Opta Minerals. These factors were partially offset by the favorable impact of foreign exchange movements for the U.S. dollar relative to the euro and Canadian dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended September 28, 2013 of $787 included severance and other costs incurred by Opta Minerals in connection with rationalization and integration efforts at WGI; employee severance and other costs in connection with the closure of the Chelmsford, Massachusetts administrative offices of the Ingredients Group and the idling of the Fargo, North Dakota grains processing facility of the Grains and Foods Group; and an impairment charge of $310 to write down certain intangible assets of Opta Minerals. Other expense for the quarter ended September 29, 2012 of $264 included transaction costs incurred by Opta Minerals related to the acquisitions of WGI and Babco.

In the third quarter of 2013, Opta Minerals recognized a goodwill impairment loss of $3,552 (as described above under “Goodwill Impairment”).

The decrease in interest expense of $382 to $1,957 for the quarter ended September 28, 2013, compared with $2,339 for the quarter ended September 29, 2012, reflected lower borrowing costs associated with the renewal of our syndicated credit facilities in July 2012, partially offset by higher borrowings at SunOpta Foods to fund working capital.

The provision for income tax for the quarter ended September 28, 2013 was $1,343, or 38.0% of earnings before taxes, compared with $3,947, or 39.1% of earnings before taxes, for the quarter ended September 29, 2012. Our annual effective income tax rate for fiscal 2013 is expected to be between 37% and 39%, excluding discrete adjustments.

Loss attributable to non-controlling interests for the quarter ended September 28, 2013 was $716, compared with earnings of $449 for the quarter ended September 29, 2012. The $1,165 decrease reflected lower net earnings at Opta Minerals, including the impact of the goodwill impairment loss, net of taxes.

SUNOPTA INC.	31	September 28, 2013 10-Q

Earnings from continuing operations attributable to SunOpta Inc. for the quarter ended September 28, 2013 were $2,913, as compared to earnings of $5,692 for the quarter ended September 29, 2012. Diluted earnings per share from continuing operations attributable to SunOpta Inc. were $0.04 for the quarter ended September 28, 2013, compared with diluted earnings per share of $0.09 for the quarter ended September 29, 2012.

Earnings from discontinued operations of $112 for the quarter ended September 29, 2012 reflected proceeds received on the settlement of the CSOP bankruptcy proceedings, partially offset by legal fees and interest costs related to the CSOP arbitration.

On a consolidated basis, earnings attributable to SunOpta Inc. were $2,913 (diluted loss per share of $0.04) for the quarter ended September 28, 2013, compared with earnings of $5,804 (diluted earnings per share of $0.09) for the quarter ended September 29, 2012.

Adjusting for the goodwill impairment loss and other expense, net, adjusted earnings from continuing operations for the quarter ended September 28, 2013 were $4,839 or $0.07 per diluted share.

Segmented Operations Information

SunOpta Foods
	September 28,	September 29,
For the quarter ended	2013	2012	Change	% Change

Revenues	$267,796	$246,359	$21,437	8.7%
Gross margin	25,758	26,205	(447)	-1.7%
Gross margin %	9.6%	10.6%		-1.0%

Operating income	$10,430	$10,835	$(405)	-3.7%
Operating income %	3.9%	4.4%		-0.5%

SunOpta Foods contributed $267,796 or 88.5% of consolidated revenue for the quarter ended September 28, 2013 compared to $246,359 or 88.2% of consolidated revenues for the quarter ended September 29, 2012, an increase of $21,437. Revenues in SunOpta Foods increased 8.7% compared to the quarter ended September 29, 2012. Excluding the impact of changes including foreign exchange rates, commodity-related pricing and acquisitions and rationalized product lines, revenues increased approximately 10.4% in SunOpta Foods. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended September 29, 2012	$246,359
Increase in the Grains and Foods Group	3,134
Increase in the Ingredients Group	3,689
Increase in the Consumer Products Group	7,682
Increase in the International Foods Group	6,932
Revenues for the quarter ended September 28, 2013	$267,796

SUNOPTA INC.	32	September 28, 2013 10-Q

Gross margin in SunOpta Foods decreased by $447 for the quarter ended September 28, 2013 to $25,758, or 9.6% of revenues, compared to $26,205, or 10.6% of revenues for the quarter ended September 29, 2012. The table below explains the increase in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross Margin for the quarter ended September 29, 2012	$26,205
Decrease in the Grains and Foods Group	(1,865)
Increase in the Ingredients Group	513
Increase in the Consumer Products Group	1,386
Decrease in the International Foods Group	(481)
Gross Margin for the quarter ended September 28, 2013	$25,758

Operating income in SunOpta Foods decreased by $405 for the quarter ended September 28, 2013 to $10,430 or 3.9% of revenues, compared to $10,835 or 4.4% of revenues for the quarter ended September 29, 2012. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating Income for the quarter ended September 29, 2012	$10,835
Decrease in gross margin, as noted above	(447)
Increase in corporate cost allocations	(268)
Decrease in SG&A costs	247
Decrease in foreign exchange loss	63
Operating Income for the quarter ended September 28, 2013	$10,430

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

SUNOPTA INC.	33	September 28, 2013 10-Q

Grains and Foods Group

	September 28,	September 29,
For the quarter ended	2013	2012	Change	% Change

Revenues	$143,051	$139,917	$3,134	2.2%
Gross margin	12,815	14,680	(1,865)	-12.7%
Gross margin %	9.0%	10.5%		-1.5%

Operating income	$7,227	$8,780	$(1,553)	-17.7%
Operating income %	5.1%	6.3%		-1.2%

The Grains and Foods Group contributed $143,051 in revenues for the quarter ended September 28, 2013, compared to $139,917 for the quarter ended September 29, 2012, a $3,134 or 2.2% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenues for the quarter ended September 29, 2012	$139,917
Increased volume and higher pricing on aseptically packaged beverages	8,180
Improved pricing for commodity corn and soy, partially offset by lower pricing for organic feed	681
Higher volumes of grain based ingredient products	544
Higher agronomy sales due to the delayed planting season in 2013	267
Lower roasted sunflower volumes and sales of sunflower by-products	(5,037)
Lower volumes of commodity corn, partially offset by higher volumes of organic feed	(1,501)
Revenues for the quarter ended September 28, 2013	$143,051

SUNOPTA INC.	34	September 28, 2013 10-Q

Gross margin in the Grains and Foods Group decreased by $1,865 to $12,815 for the quarter ended September 28, 2013 compared to $14,680 for the quarter ended September 29, 2012, and the gross margin percentage decreased by 1.5% to 9.0% . The decrease in gross margin as a percentage of revenue was primarily due to lower sunflower processing yields and decreased by-product values, due in part to smaller and lighter weight seeds, smaller margin spread in organic feed and lower plant efficiency in aseptic beverages partly due to the commissioning of three new filling lines. The table below explains the decrease in gross margin:

Grains and Foods Group Gross Margin Changes
Gross Margin for the quarter ended September 29, 2012	$14,680
Lower sunflower processing yields and reduced by-product recovery values due mainly to smaller and lighter weight seeds	(1,575)
Lower margins on organic feed due to reduced pricing, partially offset by higher volumes of planting seeds and agronomy	(858)
Higher volume and improved pricing on aseptically packaged beverages, partially offset by increased plant costs due in part to the commissioning of three new filling lines	568
Gross Margin for the quarter ended September 28, 2013	$12,815

Operating income in the Grains and Foods Group decreased by $1,553 or 17.7% to $7,227 for the quarter ended September 28, 2013, compared to $8,780 for the quarter ended September 29, 2012. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes
Operating Income for the quarter ended September 29, 2012	$8,780
Decrease in gross margin, as explained above	(1,865)
Increase in corporate cost allocations	(276)
Lower SG&A expenses primarily due to reduced compensation costs	588
Operating Income for the quarter ended September 28, 2013	$7,227

SUNOPTA INC.	35	September 28, 2013 10-Q

Ingredients Group

	September 28,	September 29,
For the quarter ended	2013	2012	Change	% Change

Revenues	$23,962	$20,273	$3,689	18.2%
Gross margin	3,736	3,223	513	15.9%
Gross margin %	15.6%	15.9%		-0.3%

Operating income	$1,649	$878	$771	87.8%
Operating income %	6.9%	4.3%		2.6%

The Ingredients Group contributed $23,962 in revenues for the quarter ended September 28, 2013, compared to $20,273 for the quarter ended September 29, 2012, a $3,689 or 18.2% increase. The table below explains the increase in revenue:

Ingredients Group Revenue Changes
Revenues for the quarter ended September 29, 2012	$20,273
Higher volumes and improved pricing for industrial and food service fruit ingredients	4,416
Decrease in volume and pricing for fiber ingredients, as well as starches and bran products	(727)
Revenues for the quarter ended September 28, 2013	$23,962

Gross margin in the Ingredients Group increased by $513 to $3,736 for the quarter ended September 28, 2013 compared to $3,223 for the quarter ended September 29, 2012, and the gross margin percentage decreased by 0.3% to 15.6% . The decrease in gross margin as a percentage of revenue is due to pricing pressures, higher production costs and higher input costs in fiber ingredients, partially offset by favorable pricing and improved plant efficiencies in fruit ingredients due in part to higher production levels. The table below explains the increase in gross margin:

Ingredients Group Gross Margin Changes
Gross Margin for the quarter ended September 29, 2012	$3,223
Higher contribution from improved pricing and production volumes of fruit ingredient products	1,536
Lower volume and pricing of fiber ingredients combined with reduced efficiencies resulting from lower production volume and higher input costs	(1,023)
Gross Margin for the quarter ended September 28, 2013	$3,736

Operating income in the Ingredients Group increased by $771, or 87.8%, to $1,649 for the quarter ended September 28, 2013, compared to $878 for the quarter ended September 29, 2012. The table below explains the increase in operating income:

Ingredients Group Operating Income Changes
Operating Income for the quarter ended September 29, 2012	$878
Increase in gross margin, as explained above	513
Lower compensation expenses and reduced general office expenses due mainly to the closure and consolidation of an office and functions	258
Operating Income for the quarter ended September 28, 2013	$1,649

SUNOPTA INC.	36	September 28, 2013 10-Q

Consumer Products Group

	September 28,	September 29,
For the quarter ended	2013	2012	Change	% Change

Revenues	$49,318	$41,636	$7,682	18.5%
Gross margin	4,184	2,798	1,386	49.5%
Gross margin %	8.5%	6.7%		1.8%

Operating income (loss)	$628	$(544)	$1,172	215.4%
Operating income %	1.3%	-1.3%		2.6%

The Consumer Products Group contributed $49,318 in revenues for the quarter ended September 28, 2013, compared to $41,636 for the quarter ended September 29, 2012, a $7,682 or 18.5% increase. The table below explains the increase in revenue:

Consumer Products Group Revenue Changes
Revenues for the quarter ended September 29, 2012	$41,636
Increased sales of re-sealable pouch products	6,591
Increased sales of nutritional bars and fruit snacks due to new customers and product offerings	2,958
Higher private label retail frozen foods volume	1,505
Lower private label retail beverage volume	(1,868)
Decrease in brokerage sales as certain revenues were reported on a gross basis rather than net in the same period in the prior year	(1,504)
Revenues for the quarter ended September 28, 2013	$49,318

Gross margin in the Consumer Products Group increased by $1,386 to $4,184 for the quarter ended September 28, 2013 compared to $2,798 for the quarter ended September 29, 2012, and the gross margin percentage increased by 1.8% to 8.5% . The increase in gross margin as a percentage of revenue is due to a favorable shift in product mix towards higher margin retail frozen food, beverage and pouch offerings, partially offset by expansion, start-up and higher production costs in our premium juice, pouch and healthy snacks facilities. The table below explains the increase in gross margin:

Consumer Products Group Gross Margin Changes
Gross Margin for the quarter ended September 29, 2012	$2,798
Higher sales volumes, favorable absorption of plant overhead costs, and improved sales mix at our healthy snacks facilities	1,331
Increased margin on re-sealable pouch sales, net of start-up costs at our Allentown facility	1,021
Lower sales volumes in our consumer packaged beverage categories combined with costs associated with our integrated juice production expansion	(966)
Gross Margin for the quarter ended September 28, 2013	$4,184

SUNOPTA INC.	37	September 28, 2013 10-Q

Operating income in the Consumer Products Group increased by $1,172, or 215.4%, to $628 for the quarter ended September 28, 2013, compared to a loss of $544 for the quarter ended September 29, 2012. The table below explains the increase in operating income:

Consumer Products Group Operating Income Changes
Operating loss for the quarter ended September 29, 2012	$(544)
Increase in gross margin, as explained above	1,386
Higher marketing and travel costs, partially offset by lower general administrative costs	(214)
Operating Income for the quarter ended September 28, 2013	$628

International Foods Group
	September 28,	September 29,
For the quarter ended	2013	2012	Change	% Change

Revenues	$51,465	$44,533	$6,932	15.6%
Gross margin	5,023	5,504	(481)	-8.7%
Gross margin %	9.8%	12.4%		-2.6%

Operating income	$926	$1,721	$(795)	-46.2%
Operating income %	1.8%	3.9%		-2.1%

The International Foods Group contributed $51,465 in revenues for the quarter ended September 28, 2013, compared to $44,533 for the quarter ended September 29, 2012, a $6,932 or 15.6% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenues for the quarter ended September 29, 2012	$44,533
Higher sales volumes of organic feed, nuts and sunflower kernels in Europe, partially offset by lower coffee volumes	2,705
Higher sales volumes in the U.S. of organic fruits, nuts, sweeteners, and seeds	2,403
Favorable impact on revenues due to the stronger euro relative to the U.S. dollar	1,328
Increased commodity prices for organic commodities such as sweeteners, nuts and grains, partially offset by lower coffee prices	496
Revenues for the quarter ended September 28, 2013	$51,465

SUNOPTA INC.	38	September 28, 2013 10-Q

Gross margins in the International Foods Group decreased by $481 to $5,023 for the quarter ended September 28, 2013 compared to $5,504 for the quarter ended September 29, 2012, and the gross margin percentage decreased by 2.6% to 9.8% . The decrease in margin rate was due mainly to costs related to the start-up of our new cocoa processing facility, including mark-to-market losses recorded on commodity cocoa future contracts. The table below explains the decrease in gross margin:

International Foods Group Gross Margin Changes
Gross Margin for the quarter ended September 29, 2012	$5,504
Lower margins due to start-up costs related to our cocoa processing facility and losses recorded on commodity futures contracts for cocoa	(1,243)
Increased volume and favorable product mix in the U.S. for organic fruit, nuts and seeds	762
Gross Margin for the quarter ended September 28, 2013	$5,023

Operating income in the International Foods Group decreased by $795, or 46.2%, to $926 for the quarter ended September 28, 2013, compared to $1,721 for the quarter ended September 29, 2012. The table below explains the decrease in operating income:

International Foods Group Operating Income Changes
Operating Income for the quarter ended September 29, 2012	$1,721
Decrease in gross margin, as explained above	(481)
Higher compensation costs due primarily to increased headcount and short term incentives, partially offset by lower pension related expenses	(347)
Decrease in other SG&A expenses	33
Operating Income for the quarter ended September 28, 2013	$926

Opta Minerals
	September 28,	September 29,
For the quarter ended	2013	2012	Change	% Change

Revenues	$34,927	$32,980	$1,947	5.9%
Gross margin	5,725	6,976	(1,251)	-17.9%
Gross margin %	16.4%	21.2%		-4.8%

Operating income	$1,704	$3,280	$(1,576)	-48.0%
Operating income %	4.9%	9.9%		-5.0%

Opta Minerals contributed $34,927 in revenues for the quarter ended September 28, 2013, compared to $32,980 for the quarter ended September 29, 2012, a $1,947 or a 5.9% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended September 29, 2012	$32,980
Incremental revenues due to the acquisition of WGI in August 2012	5,282
Decreased volumes of steel and magnesium products due to a slowdown in the steel industry	(2,409)
Decreased volumes of abrasive and industrial mineral products due to a slowdown in the North American construction and infrastructure sectors	(926)
Revenues for the quarter ended September 28, 2013	$34,927

SUNOPTA INC.	39	September 28, 2013 10-Q

Gross margin for Opta Minerals decreased by $1,251 to $5,725 for the quarter ended September 28, 2013 compared to $6,976 for the quarter ended September 29, 2012, and the gross margin percentage decreased by 4.8% to 16.4% . The decrease in gross margin as a percentage of revenue was driven by reduced pricing and a change in product mix. The acquisition of WGI has increased the relative percentage of abrasive product revenues, which have lower margins than steel and magnesium products. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the quarter ended September 29, 2012	$6,976
Lower volumes of steel and magnesium products, combined with lower margins due to changes in product and customer mix	(1,013)
Lower volumes, higher plant costs and unfavorable pricing of abrasive and industrial mineral products	(534)
Incremental gross margin due to the acquisition of WGI	296
Gross Margin for the quarter ended September 28, 2013	$5,725

Operating income for Opta Minerals decreased by $1,576, or 48.0%, to $1,704 for the quarter ended September 28, 2013, compared to $3,280 for the quarter ended September 29, 2012. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating Income for the quarter ended September 29, 2012	$3,280
Decrease in gross margin, as explained above	(1,251)
Incremental SG&A related to WGI	(370)
Higher general office costs and other SG&A expenses	(124)
Increase in foreign exchange gains	169
Operating Income for the quarter ended September 28, 2013	$1,704

SUNOPTA INC.	40	September 28, 2013 10-Q

Corporate Services
	September 28,	September 29,
For the quarter ended	2013	2012	Change	% Change

Operating loss	$(2,298)	$(1,424)	$(874)	-61.4%

Operating loss at Corporate Services increased by $874 to $2,298 for the quarter ended September 28, 2013, from a loss of $1,424 for the quarter ended September 29, 2012. The table below explains the increase in operating loss:

Corporate Services Operating Income Changes
Operating Loss for the quarter ended September 29, 2012	$(1,424)
Higher compensation costs, general office spending on investor relations, travel and lease costs	(640)
Increase in professional fees, consulting costs and higher spending on information technology system support	(346)
Decrease in foreign exchange gains	(156)
Increase in corporate management fees that are allocated to SunOpta operating groups	268
Operating Loss for the quarter ended September 28, 2013	$(2,298)

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

SUNOPTA INC.	41	September 28, 2013 10-Q

Consolidated Results of Operations for the three quarters ended September 28, 2013 and September 29, 2012

	September 28,	September 29,
For the three quarters ended	2013	2012	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	788,104	728,449	59,655	8.2%
Opta Minerals	108,614	92,526	16,088	17.4%
Total revenues	896,718	820,975	75,743	9.2%

Gross profit
SunOpta Foods	84,186	84,681	(495)	-0.6%
Opta Minerals	18,530	20,074	(1,544)	-7.7%
Total gross profit	102,716	104,755	(2,039)	-1.9%

Segment operating income (loss)(1)
SunOpta Foods	34,338	36,423	(2,085)	-5.7%
Opta Minerals	5,070	8,178	(3,108)	-38.0%
Corporate Services	(5,596)	(4,781)	(815)	-17.0%
Total segment operating income	33,812	39,820	(6,008)	-15.1%

Other expense (income), net	1,799	2,006	(207)	-10.3%
Goodwill impairment	3,552	-	3,552	n/m
Earnings from continuing operations before the following	28,461	37,814	(9,353)	-24.7%
Interest expense, net	5,885	7,480	(1,595)	-21.3%
Impairment loss on investment	21,495	-	21,495	n/m
Provision for income taxes	8,576	10,302	(1,726)	-16.8%
Earnings (loss) from continuing operations	(7,495)	20,032	(27,527)	-137.4%

Earnings (loss) attributable to non-controlling interests	(612)	1,384	(1,996)	-144.2%
Earnings (loss) from discontinued operations, net of taxes	(360)	517	(877)	-169.6%
Gain on sale of discontinued operations, net of taxes	-	676	(676)	-100.0%

Earnings (loss) attributable to SunOpta Inc.(2)	(7,243)	19,841	(27,084)	-136.5%

SUNOPTA INC.	42	September 28, 2013 10-Q

(1)

The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to note (1) to the “Consolidated Results of Operations for the quarters ended September 28, 2013 and September 29, 2012” table regarding the use of non-GAAP measures).

	Grains		Consumer	International
	and Foods	Ingredients	Products	Foods	SunOpta	Opta	Corporate	Consol-
	Group	Group	Group	Group	Foods	Minerals	Services	idated
For the three quarters ended	$	$	$	$	$	$	$	$
September 28, 2013
Segment operating income (loss)	24,251	3,601	2,508	3,978	34,338	5,070	(5,596)	33,812
Other income (expense), net	(138)	(472)	121	(78)	(567)	(1,171)	(61)	(1,799)
Goodwill impairment	-	-	-	-	-	(3,552)	-	(3,552)
Earnings (loss) from continuing operations before the following	24,113	3,129	2,629	3,900	33,771	347	(5,657)	28,461

September 29, 2012
Segment operating income (loss)	27,662	2,946	(549)	6,364	36,423	8,178	(4,781)	39,820
Other income (expense), net	28	(224)	(159)	-	(355)	(647)	(1,004)	(2,006)
Earnings (loss) from continuing operations before the following	27,690	2,722	(708)	6,364	36,068	7,531	(5,785)	37,814

(2)

The following table presents a reconciliation of adjusted earnings from continuing operations from loss attributable to SunOpta Inc., which we consider to be the most directly comparable U.S. GAAP financial measure (refer to note (1) to the “Consolidated Results of Operations for the quarters ended September 28, 2013 and September 29, 2012” table regarding the use of non-GAAP measures).

		Per Diluted Share
	$	$
Loss attributable to SunOpta Inc.	(7,243)	(0.11)
Loss from discontinued operations, net of income taxes	(360)	(0.01)
Loss from continuing operations attributable to SunOpta Inc.	(6,883)	(0.10)
Adjusted for:
Impairment loss on investment (net of taxes of $nil)	21,495	0.32
Goodwill impairment (net of taxes of $1,252 and non-controlling interest of $780)	1,520	0.02
Other expense, net (net of taxes of $557 and non-controlling interest of $292)	950	0.01
Adjusted earnings from continuing operations	17,082	0.25

SUNOPTA INC.	43	September 28, 2013 10-Q

Total revenues for the three quarters ended September 28, 2013 increased by 9.2% to $896,718 from $820,975 for the three quarters ended September 29, 2012. Revenues in SunOpta Foods increased by 8.2% to $788,104 and revenues in Opta Minerals increased by 17.4% to $108,614. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 6.5% on a consolidated basis and approximately 8.2% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods was strong demand and pricing for organic feed in the first half of 2013; higher sales volumes of value-added aseptically packaged beverage and re-sealable pouch products; strong sales of organic ingredients in the U.S. and Europe; and higher volumes and improved pricing for fruit ingredients and retail frozen foods. These factors were partially offset by declines in volumes and pricing for roasted sunflower and related by-product sales; and lower volumes and pricing for fiber ingredients. At Opta Minerals, the increase in revenues reflected incremental revenues from WGI (acquired August 2012), partially offset by lower base sales of steel and magnesium products due to cyclical slowdowns in the steel and infrastructure sectors.

Gross profit decreased $2,039, or 1.9%, to $102,716 for the three quarters ended September 28, 2013, compared with $104,755 for the three quarters ended September 29, 2012. As a percentage of revenues, gross profit for the three quarters ended September 28, 2013 was 11.5% compared to 12.8% for the three quarters ended September 29, 2012, a decrease of 1.3% . The decrease in gross profit percentage primarily reflected reduced sunflower roasting volumes and pricing, as well as lower processing efficiencies and yields; start-up costs related to our cocoa processing facility in the Netherlands as well as commodity hedging losses related to cocoa futures; lower production volumes and higher input costs for fiber ingredients; and expansion and retrofit costs at our integrated juice production facility in San Bernardino, California;. All of these factors were partially offset by the strong growth in higher margin consumer packaged aseptic beverage and re-sealable pouch products; higher pricing and production volumes for fruit ingredients and retail frozen foods; and favorable margins on organic feed sales in the first half of 2013. The decline in gross profit percentage at Opta Minerals reflected an unfavorable product mix due to lower sales volumes of higher margin steel and magnesium products.

Total segment operating income for the three quarters ended September 28, 2013 decreased by $6,008, or 15.1%, to $33,812, compared with $39,820 for the three quarters ended September 29, 2012. As a percentage of revenue, segment operating income was 3.8% for the three quarters ended September 28, 2013, compared with 4.9% for the three quarters ended September 29, 2012. The decrease in segment operating income reflected lower overall gross profit as described above, as well as a $4,517 increase in SG&A expenses, primarily related to higher compensation and other costs related to increased headcount within the International Foods Group and the acquisition of WGI by Opta Minerals. These factors were partially offset by the favorable impact of foreign exchange movements for the U.S. dollar relative to the euro and Canadian dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the three quarters ended September 28, 2013 of $1,799 included severance and other costs incurred by Opta Minerals in connection with rationalization and integration efforts at WGI; employee severance and other costs in connection with the closure of the Chelmsford, Massachusetts administrative offices of the Ingredients Group and the idling of the Fargo, North Dakota grains processing facility of the Grains and Foods Group; an impairment charge of $310 to write down certain intangible assets of Opta Minerals; and transaction costs in connection with the acquisition of OLC. Other expense for the three quarters ended September 29, 2012 included accrued severance payable to a former executive officer and employee severance and other costs in connection with the rationalization of a number of operations and functions within SunOpta Foods in an effort to streamline operations, which included a reduction in our salaried workforce of approximately 6%, as well as transaction costs incurred by Opta Minerals related to the acquisitions of WGI and Babco.

In the third quarter of 2013, Opta Minerals recognized a goodwill impairment loss of $3,552 (as described above under “Goodwill Impairment”).

The decrease in interest expense of $1,595 to $5,885 for the three quarters ended September 28, 2013, compared with $7,480 for the three quarters ended September 29, 2012, reflected lower borrowing costs associated with the renewal of our syndicated credit facilities in July 2012, partially offset by higher borrowings at SunOpta Foods to fund working capital and at Opta Minerals in connection with the WGI acquisition.

In the second quarter of 2013, we recognized an impairment loss of $21,495 on our equity investment in Mascoma (as described above under “Impairment Loss on Investment”).

The provision for income tax for the three quarters ended September 28, 2013 was $8,576, or 38.0% of earnings before taxes (excluding the impairment loss on investment, for which the related deferred income tax asset is considered more likely than

SUNOPTA INC.	44	September 28, 2013 10-Q

not to be unrealized), compared with $10,302, or 34.0% of earnings before taxes, for the three quarters ended September 29, 2012, which reflected the recognition of existing non-capital loss carryforwards at Opta Minerals following the acquisition and amalgamation of Babco in the second quarter of 2012. Our annual effective income tax rate for fiscal 2013 is expected to be between 37% and 39%, excluding discrete adjustments.

Loss attributable to non-controlling interests for the three quarters ended September 28, 2013 was $612, compared with earnings of $1,384 for the three quarters ended September 29, 2012. The $1,996 decrease reflected lower net earnings at Opta Minerals, including the impact of the goodwill impairment loss, net of taxes.

Loss from continuing operations attributable to SunOpta Inc. for the three quarters ended September 28, 2013 was $6,883 (including the impairment loss on investment), as compared to earnings of $18,648 for the three quarters ended September 29, 2012. Diluted loss per share from continuing operations attributable to SunOpta Inc. was $0.10 for the three quarters ended September 28, 2013, compared with diluted earnings per share of $0.28 for the three quarters ended September 29, 2012.

Loss from discontinued operations of $360 for the three quarters ended September 28, 2013 reflected legal fees and interest costs in connection with the arbitration proceeding related to the CSOP joint venture agreement. Earnings from discontinued operations of $517 for the three quarters ended September 29, 2012 reflected the results of Purity, as well as proceeds received on the settlement of the CSOP bankruptcy proceedings, partially offset by legal fees and interest costs related to the CSOP arbitration proceedings. In addition, we recognized a gain on sale of discontinued operations, net of taxes, of $676 related to the divestiture of Purity in the second quarter of 2012.

On a consolidated basis, the loss attributable to SunOpta Inc. was $7,243 (diluted loss per share of $0.11) for the three quarters ended September 28, 2013, compared with earnings of $19,841 (diluted earnings per share of $0.30) for the three quarters ended September 29, 2012.

Adjusting for the impairment loss on investment, goodwill impairment and other expense, net, adjusted earnings from continuing operations for the three quarters ended September 28, 2013 were $17,082 or $0.25 per diluted share.

SUNOPTA INC.	45	September 28, 2013 10-Q

Segmented Operations Information

SunOpta Foods

For the three quarters ended	September 28,	September 29,
	2013	2012	Change	% Change

Revenues	$788,104	$728,449	$59,655	8.2%
Gross margin	84,186	84,681	(495)	-0.6%
Gross margin %	10.7%	11.6%		-0.9%

Operating income	$34,338	$36,423	$(2,085)	-5.7%
Operating income %	4.4%	5.0%		-0.6%

SunOpta Foods contributed $788,104 or 87.9% of consolidated revenue for the three quarters ended September 28, 2013, compared with $728,449 or 88.7% of consolidated revenues for the three quarters ended September 29, 2012, an increase of $59,655. Revenues in SunOpta Foods increased 8.2% compared to the quarter ended September 29, 2012. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 8.2% in SunOpta Foods. The table below explains the increase in revenue by group for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the three quarters ended September 29, 2012	$728,449
Increase in the Grains and Foods Group	21,359
Increase in the Ingredients Group	5,050
Increase in the Consumer Products Group	13,715
Increase in the International Foods Group	19,531
Revenues for the three quarters ended September 28, 2013	$788,104

Gross margin in SunOpta Foods decreased by $495 for the three quarters ended September 28, 2013 to $84,186, or 10.7% of revenues, compared with $84,681, or 11.6% of revenues for the three quarters ended September 29, 2012. The table below explains the decrease in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the three quarters ended September 29, 2012	$84,681
Decrease in the Grains and Foods Group	(3,196)
Increase in the Ingredients Group	47
Increase in the Consumer Products Group	3,190
Decrease in the International Foods Group	(536)
Gross margin for the three quarters ended September 28, 2013	$84,186

SUNOPTA INC.	46	September 28, 2013 10-Q

Operating income in SunOpta Foods decreased by $2,085 for the three quarters ended September 28, 2013 to $34,338 or 4.4% of revenues, compared with $36,423 or 5.0% of revenues for the three quarters ended September 29, 2012. The table below explains the decrease in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the three quarters ended September 29, 2012	$36,423
Decrease in gross margin, as explained above	(495)
Increase in corporate cost allocations	(1,180)
Increase in SG&A costs	(591)
Increase in foreign exchange gains	181
Operating income for the three quarters ended September 28, 2013	$34,338

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Grains and Foods Group
	September 28,	September 29,
For the three quarters ended	2013	2012	Change	% Change

Revenues	$418,455	$397,096	$21,359	5.4%
Gross margin	42,228	45,424	(3,196)	-7.0%
Gross margin %	10.1%	11.4%		-1.3%

Operating income	$24,251	$27,662	$(3,411)	-12.3%
Operating income %	5.8%	7.0%		-1.2%

The Grains and Foods Group contributed $418,455 in revenues for the three quarters ended September 28, 2013, compared to $397,096 for the three quarters ended September 29, 2012, a $21,359 or 5.4% increase. The table below explains the increase in revenue:

Grains and Foods Group Revenue Changes
Revenues for the three quarters ended September 29, 2012	$397,096
Improved pricing for commodity corn, soy and organic feed	19,395
Increased volume and higher pricing on aseptically packaged beverages	13,743
Higher volumes of non-GMO corn ingredient products, partially offset by lower soy ingredients	1,515
Lower roasted sunflower sales partially offset by increased raw sunflower sales	(7,722)
Lower agronomy sales domestically due in part to a poor planting season, and to the international market	(2,929)
Lower commodity corn and soy volumes due in part to the effects on supply of the 2012 drought in North America	(2,643)
Revenues for the three quarters ended September 28, 2013	$418,455

SUNOPTA INC.	47	September 28, 2013 10-Q

Gross margin in the Grains and Foods Group decreased by $3,196 to $42,228 for the three quarters ended September 28, 2013 compared to $45,424 for the three quarters ended September 29, 2012, and the gross margin percentage decreased by 1.3% to 10.1% . The decrease in gross margin as a percentage of revenue was primarily due to lower sunflower processing yields and decreased by-product values, due in part to smaller and lighter weight seeds. The table below explains the decrease in gross margin:

Grains and Foods Group Gross Margin Changes
Gross margin for the three quarters ended September 29, 2012	$45,424
Lower sunflower processing yields and reduced by-product recovery values due mainly to smaller and lighter weight seeds	(6,344)
Reduced volumes of planting seeds and agronomy due to poor planting season	(381)
Margin impact of improved pricing on organic feed and commodity corn, partially offset by lower soybean volumes	1,366
Higher volume and improved pricing on aseptically packaged beverages	2,135
Higher volume of non-GMO corn ingredients, partially offset by lower soy ingredient volume and increased plant costs	28
Gross margin for the three quarters ended September 28, 2013	$42,228

Operating income in the Grains and Foods Group decreased by $3,411, or 12.3%, to $24,251 for the three quarters ended September 28, 2013, compared to $27,662 for the three quarters ended September 29, 2012. The table below explains the decrease in operating income:

Grains and Foods Group Operating Income Changes
Operating income for the three quarters ended September 29, 2012	$27,662
Decrease in gross margin, as explained above	(3,196)
Increase in corporate cost allocations	(828)
Lower SG&A expenses primarily due to reduced compensation costs	442
Decrease in foreign exchange losses	171
Operating income for the three quarters ended September 28, 2013	$24,251

Looking forward, we believe the Grains and Foods business is well positioned in growing natural and organic food categories. We expect the new multi-serve fillers at our Alexandria, Minnesota and Modesto, California facilities as well as the new single-serve fillers at Modesto will further enhance our ability to serve the non-dairy alternative beverage category with both new and innovative packaging formats and a number of new product offerings beyond non-dairy beverages including organic dairy and nutritional beverages. We also intend to focus our efforts on growing our identity preserved, non-GMO and organic grains business, expanding revenues from natural and organic grains based ingredients and continuing to focus on value-added ingredient and packaged product offerings. We intend to pursue internal growth and acquisition opportunities that are aligned with the Group’s core integrated grain business model. Our long-term target for the Grains and Foods Group is to achieve a segment operating margin of 6% to 8% which assumes we are able to secure a consistent quantity and quality of grains and sunflower stocks, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	48	September 28, 2013 10-Q

Ingredients Group
	September 28,	September 29,
For the three quarters ended	2013	2012	Change	% Change

Revenues	$67,458	$62,408	$5,050	8.1%
Gross margin	10,411	10,364	47	0.5%
Gross margin %	15.4%	16.6%		-1.2%

Operating income	$3,601	$2,946	$655	22.2%
Operating income %	5.3%	4.7%		0.6%

The Ingredients Group contributed $67,458 in revenues for the three quarters ended September 28, 2013, compared to $62,408 for the three quarters ended September 29, 2012, a $5,050 or 8.1% increase. The table below explains the increase in revenue:

Ingredients Group Revenue Changes
Revenues for the three quarters ended September 29, 2012	$62,408
Higher volumes and improved pricing for industrial and food service fruit ingredients	10,101
Decrease in volume and pricing for fiber ingredients, as well as starches and bran products	(5,051)
Revenues for the three quarters ended September 28, 2013	$67,458

The Ingredients Group gross margin increased by $47 to $10,411 for the three quarters ended September 28, 2013 compared to $10,364 for the three quarters ended September 29, 2012, and the gross margin percentage decreased by 1.2% to 15.4% . The decrease in gross margin as a percentage of revenue is due to pricing pressures, higher production costs and higher input costs in fiber ingredients, partially offset by favorable pricing and improved plant efficiencies in fruit ingredients due in part to higher production levels. The table below explains the increase in gross margin:

Ingredients Group Gross Margin Changes
Gross margin for the three quarters ended September 29, 2012	$10,364
Higher contribution from improved pricing and production volumes of fruit ingredient products	2,980
Lower volume and pricing of fiber ingredients combined with reduced efficiencies resulting from lower production volume and higher input costs	(2,933)
Gross margin for the three quarters ended September 28, 2013	$10,411

Operating income in the Ingredients Group increased by $655, or 22.2%, to $3,601 for the three quarters ended September 28, 2013, compared to $2,946 for the three quarters ended September 29, 2012. The table below explains the increase in operating income:

Ingredients Group Operating Income Changes
Operating income for the three quarters ended September 29, 2012	$2,946
Increase in gross margin, as explained above	47
Lower compensation expenses and reduced general office expenses due mainly to the closure and consolidation of an office and functions	608
Operating income for the three quarters ended September 28, 2013	$3,601

SUNOPTA INC.	49	September 28, 2013 10-Q

Looking forward, we intend to concentrate on growing the Ingredients Group’s fruit, fiber and specialty ingredients portfolio and customer base through product and process innovation and diversification. We intend to continue to introduce alternative fiber offerings of our own and last year introduced both rice and cellulose fiber products. We also expect to leverage our expanded fruit ingredient line at our Southgate, California facility to drive incremental volumes and cost savings. The focus of the Ingredients Group continues to revolve around a culture of innovation and continuous improvement, to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for the Ingredients Group is to realize segment operating margins of 12% to 15%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, increased competition, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

Consumer Products Group
	September 28,	September 29,
For the three quarters ended	2013	2012	Change	% Change

Revenues	$149,594	$135,879	$13,715	10.1%
Gross margin	14,138	10,948	3,190	29.1%
Gross margin %	9.5%	8.1%		1.4%

Operating income (loss)	$2,508	$(549)	$3,057	n/m
Operating income%	1.7%	-0.4%		2.1%

The Consumer Products Group contributed $149,594 in revenues for the three quarters ended September 28, 2013, compared to $135,879 for the three quarters ended September 29, 2012, a $13,715 or 10.1% increase. The table below explains the increase in revenue:

Consumer Products Group Revenue Changes
Revenues for the three quarters ended September 29, 2012	$135,879
Increased sales of re-sealable pouch products	15,765
Higher private label retail frozen foods volume	6,227
Decreased sales of industrial frozen foods due to exiting the category	(3,407)
Decrease in brokerage sales as certain revenues were reported on a gross basis rather than net in the same period in the prior year	(3,239)
Lower sales of healthy fruit and nutritional snacks due to increased competitive pressures	(1,047)
Lower private label retail beverage volume	(584)
Revenues for the three quarters ended September 28, 2013	$149,594

SUNOPTA INC.	50	September 28, 2013 10-Q

Gross margin in the Consumer Products Group increased by $3,190 to $14,138 for the three quarters ended September 28, 2013 compared to $10,948 for the three quarters ended September 29, 2012, and the gross margin percentage increased by 1.4% to 9.5% . The increase in gross margin as a percentage of revenue was due to a favorable shift in product mix towards higher margin retail frozen food, beverage and pouch offerings, partially offset by expansion, start-up and higher production costs in our premium juice, pouch and healthy snacks facilities. The table below explains the increase in gross margin:

Consumer Products Group Gross Margin Changes
Gross margin for the three quarters ended September 29, 2012	$10,948
Higher margins realized on retail format frozen food sales and decreased storage costs as a result of lower inventory levels	1,643
Favorable product mix shift in our consumer packaged beverage categories and positive margins realized on roll out of our re-sealable pouch products net of start-up costs at our Allentown pouch facility and related to our integrated juice production expansion	1,411
Favorable product mix, partially offset by lower margins realized on reduced volumes at our healthy snacks facilities	136
Gross margin for the three quarters ended September 28, 2013	$14,138

Operating income in the Consumer Products Group was $2,508 for the three quarters ended September 28, 2013, compared to a loss of $549 for the three quarters ended September 29, 2012. The table below explains the increase in operating income:

Consumer Products Group Operating Loss Changes
Operating loss for the three quarters ended September 29, 2012	$(549)
Increase in gross margin, as explained above	3,190
Lower compensation costs, short term incentives, professional fees, and office expenses	169
Increase in corporate cost allocations	(302)
Operating income for the three quarters ended September 28, 2013	$2,508

Looking forward, we expect improvements in margins and operating income from the Consumer Products Group through the growth of our beverage, snack, pouch and frozen food offerings. We remain customer focused and continue to explore new ways to bring new value-added packaged products and processes to market, leveraging our global raw material sourcing and supply capabilities. We recently commissioned two new flexible re-sealable pouch filling lines at our Allentown facility, increasing our total annual filling capacity to approximately 140 million pouches. Continued new product development, innovation in healthy snacks and the expansion of our integrated juice operations, combined with increasing demand for portable nutritious fruit offerings are expected to drive growth in this business. Long term we are targeting 8% to 10% operating margins from the Consumer Products Group. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unexpected declines in volumes, shifts in consumer preferences, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	51	September 28, 2013 10-Q

International Foods Group
	September 28,	September 29,
For the three quarters ended	2013	2012	Change	% Change

Revenues	$152,597	$133,066	$19,531	14.7%
Gross margin	17,409	17,945	(536)	-3.0%
Gross margin %	11.4%	13.5%		-2.1%

Operating income	$3,978	$6,364	$(2,386)	-37.5%
Operating income %	2.6%	4.8%		-2.2%

The International Foods Group contributed $152,597 in revenues for the three quarters ended September 28, 2013, compared to $133,066 for the three quarters ended September 29, 2012, a $19,531 or 14.7% increase. The table below explains the increase in revenue:

International Foods Group Revenue Changes
Revenues for the three quarters ended September 29, 2012	$133,066
Higher sales volumes in the U.S. of organic fruits, nuts, sweeteners, and seeds	10,778
Higher sales volumes of organic feed, nuts and sunflower kernels in Europe, partially offset by lower coffee volumes	4,578
Increased commodity prices for organic commodities such as sweeteners, nuts and grains, partially offset by lower coffee prices	2,205
Favorable impact on revenues due to the stronger euro relative to the U.S. dollar	1,970
Revenues for the three quarters ended September 28, 2013	$152,597

Gross margin in the International Foods Group decreased by $536 to $17,409 for the three quarters ended September 28, 2013 compared to $17,945 for the three quarters ended September 29, 2012. Gross margin as a percentage of revenues was lower by 2.1% due to costs related to the start-up of our new cocoa processing facility, including mark-to-market losses recorded on commodity cocoa futures contracts, and unfavorable margins realized on specialty coffee due to a decline in market prices. The table below explains the decrease in gross margin:

International Foods Gross Margin Changes
Gross margin for the three quarters ended September 29, 2012	$17,945
Lower margins due to start-up costs related to our cocoa processing facility, losses recorded on commodity futures contracts for cocoa, and losses on coffee due to declining market prices	(3,337)
Increased volume and favorable product mix in the U.S. for organic fruit, nuts and seeds	2,801
Gross margin for the three quarters ended September 28, 2013	$17,409

SUNOPTA INC.	52	September 28, 2013 10-Q

Operating income in the International Foods Group decreased by $2,386, or 37.5%, to $3,978 for the three quarters ended September 28, 2013, compared to $6,364 for the three quarters ended September 29, 2012. The table below explains the decrease in operating income:

International Foods Group Operating Income Changes
Operating income for the three quarters ended September 29, 2012	$6,364
Decrease in gross margin, as explained above	(536)
Higher compensation costs due primarily to increased headcount and short term incentives, partially offset by lower pension related expenses	(1,297)
Increase in other SG&A expenses including rent and professional fees	(553)
Operating income for the three quarters ended September 28, 2013	$3,978

Looking forward, the International Foods Group is focused on leveraging its sourcing, supply and processing expertise to grow its portfolio of organic ingredients. Long-term group operating margins are targeted at 5% to 6% of revenues, which are expected to be achieved through a combination of strategic sourcing, pricing and product development strategies. We intend to leverage the Group’s sourcing and supply capabilities and forward and backward integrate where opportunities exist, expanding our processing expertise and increasing our value-added capabilities. In addition, we expect our new cocoa processing facility in the Netherlands will increase our ability to grow our organic and specialty cocoa business, once commissioned in the third quarter of 2013. The integrated grains handling and processing facility in Bulgaria added in early fiscal 2013 is expected to diversify and expand our sourcing and processing capabilities in this region, after expansion of capabilities combined with the new growing season. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable fluctuations in foreign exchange, reduced demand for natural and organic ingredients, increased competition, delayed synergies, as well as our inability to realize our particular strategic expansion goals, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	53	September 28, 2013 10-Q

Opta Minerals
	September 28,	September 29,
For the three quarters ended	2013	2012	Change	% Change

Revenues	$108,614	$92,526	$16,088	17.4%
Gross margin	18,530	20,074	(1,544)	-7.7%
Gross margin %	17.1%	21.7%		-4.6%

Operating income	$5,070	$8,178	$(3,108)	-38.0%
Operating income %	4.7%	8.8%		-4.1%

Opta Minerals contributed $108,614 in revenues for the three quarters ended September 28, 2013, compared to $92,526 for the three quarters ended September 29, 2012, a $16,088 or a 17.4% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenues for the three quarters ended September 29, 2012	$92,526
Incremental revenues due to the acquisition of WGI in August 2012	21,943
Decreased volumes of steel and magnesium products due to a slowdown in the steel industry	(3,205)
Decreased volumes of abrasive and industrial mineral products due to a slowdown in the North American construction and infrastructure sectors	(2,650)
Revenues for the three quarters ended September 28, 2013	$108,614

Gross margin for Opta Minerals decreased by $1,544 to $18,530 for the three quarters ended September 28, 2013 compared to $20,074 for the three quarters ended September 29, 2012, and the gross margin percentage decreased by 4.6% to 17.1% . The decrease in gross margin as a percentage of revenue was driven by reduced pricing and a shift in product mix. The acquisition of WGI has increased the relative percentage of abrasive product revenues, which have lower margins than steel and magnesium products. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the three quarters ended September 29, 2012	$20,074
Lower volumes of steel and magnesium products, combined with lower margins due to changes in product and customer mix	(2,299)
Lower volumes, higher plant costs and unfavorable pricing of abrasive and industrial mineral products	(1,772)
Incremental gross margin due to the acquisition of WGI	2,527
Gross margin for the three quarters ended September 28, 2013	$18,530

SUNOPTA INC.	54	September 28, 2013 10-Q

Operating income for Opta Minerals decreased by $3,108, or 38.0%, to $5,070 for the three quarters ended September 28, 2013, compared to $8,178 for the three quarters ended September 29, 2012. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating income for the three quarters ended September 29, 2012	$8,178
Decrease in gross margin, as explained above	(1,544)
Incremental SG&A related to WGI	(2,817)
Increase in foreign exchange gains	795
Lower bad debt expenses, which were higher in 2012 due to the bankruptcy of a customer, partially offset by increase in professional fees and other SG&A expenses	458
Operating income for the three quarters ended September 28, 2013	$5,070

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place both to drive these new products and to improve efficiencies. Opta Minerals continues to target expansion in core North American and European markets through a combination of internal growth and integrating strategic acquisitions. We own 66.1% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

Corporate Services
	September 28,	September 29,
For the three quarters ended	2013	2012	Change	% Change

Operating loss	$(5,596)	$(4,781)	$(815)	-17.0%

Operating loss at SunOpta Corporate Services increased by $815 to $5,596 for the three quarters ended September 28, 2013, from a loss of $4,781 for the three quarters ended September 29, 2012. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the three quarters ended September 29, 2012	$(4,781)
Higher general office spending on investor relations, travel and lease costs	(824)
Increased professional fees, consulting costs and higher spending on information technology system support	(713)
Decrease in foreign exchange gains	(458)
Increase in corporate management fees that are allocated to SunOpta operating groups	1,180
Operating loss for the three quarters ended September 28, 2013	$(5,596)

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

SUNOPTA INC.	55	September 28, 2013 10-Q

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

On July 24, 2012, Opta Minerals amended and restated its credit agreement to include a Cdn $15,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility matures on August 14, 2014, with the outstanding principal amount repayable in full on the maturity date. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial covenants are not met. The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date. These credit facilities are specific to the operations of Opta Minerals; are standalone and separate from facilities used to finance our core food operations; and carry no cross default or other provisions.

On April 30, 2013, Opta Minerals amended its credit agreement with its lenders to increase the revolving term credit facility to Cdn $20,000. On the same date, certain financial covenants under the credit agreement were amended for the periods ending June 30, 2013 and September 30, 2013. On June 28, 2013, the credit agreement was further amended in respect of certain financial covenants for the periods ended June 30, 2013, September 30, 2013 and December 31, 2013. As at June 30, 2013, Opta Minerals was in compliance with these financial covenants; however, Opta Minerals was not able to achieve the covenant requirements for the quarter ended September 30, 2013, which constitutes an event of default under the credit agreement. On October 31, 2013, Opta Minerals obtained a waiver from its lenders in respect of these financial covenants. On the same date, the credit agreement was amended to increase the applicable margin on borrowings up to 5.00% based on certain financial ratios of Opta Minerals. As it is not considered probable that Opta Minerals will meet the existing financial covenant requirements under the credit agreement as at the next compliance date of December 31, 2013, the non-revolving term credit facility has been classified as current on the consolidated balance sheet as at September 28, 2013. However, Opta Minerals is in the process of amending the credit agreement to reset the financial covenants for the quarterly periods ending December 31, 2013 through March 31, 2015.

In order to finance significant acquisitions that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock as consideration in an acquisition. There can be no assurance that these types of financing would be available or, if so, on terms that are acceptable to us.

SUNOPTA INC.	56	September 28, 2013 10-Q

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be limited.

Cash Flows

Cash flows for the quarter ended September 28, 2013

Net cash and cash equivalents increased $359 in the third quarter of 2013 to $6,819 as at September 28, 2013, compared with $6,460 at June 29, 2013, which primarily reflected the following uses of cash:

  capital expenditures of $10,797, related to the expansion of our aseptic beverage processing and packaging capacity; installation of new extraction equipment at our San Bernardino juice production facility; construction of our cocoa processing facility in the Netherlands; and expansion of production capabilities and storage capacity at OLC;

  net repayments under our credit facilities of $4,928; and

  net repayments of long-term debt of $1,535.

These uses of cash were mostly offset by the following sources of cash:

  cash provided by continuing operating activities of $10,009; and

  restricted cash of $6,495 applied to the repayment of a credit facility used to pre-finance construction of the cocoa processing equipment.

Cash provided by operating activities of continuing operations declined by $6,180 to $10,009 in the third quarter of 2013, compared with $16,189 in the third quarter of 2012, which mainly reflected higher working capital levels to support the new organic cocoa and sunflower processing operations of the International Foods Group.

Cash used in investing activities of continuing operations declined by $13,388 to $3,960 in the third quarter of 2013, compared with $17,348 in the third quarter of 2012, reflecting net cash of $11,644 paid by Opta Minerals to acquire WGI in the third quarter of 2012, and the decrease in restricted cash of $6,495 in the third quarter of 2013; partially offset by an increase in capital expenditures of $5,088 in the third quarter of 2013.

Cash used in financing activities of continuing operations was $5,736 in the third quarter of 2013, compared with cash provided of $1,757 in the third quarter of 2012, an increase in cash used of $7,493, reflecting net repayments of borrowings of $6,463 in the third quarter of 2013; compared with a $15,234 increase in long-term debt in the third quarter of 2012, mainly related to the WGI acquisition by Opta Minerals, partially offset by net repayments of other borrowings of $12,472 and the payment of financing fees of $1,315.

Cash flows for the three quarters ended September 28, 2013

Net cash and cash equivalents declined $21 in the first three quarters of 2013 to $6,819 as at September 28, 2013, compared with $6,840 at December 29, 2012, which primarily reflected the following uses of cash:

  capital expenditures of $32,773, related to the expansion of our aseptic beverage processing and packaging capacity; installation of new extraction equipment at our San Bernardino juice production facility; construction of our cocoa processing facility in the Netherlands; expansion of production capabilities and storage capacity at OLC; and additions to our grains milling and roasting capacity;

  net repayments of long-term debt of $5,211;

  cash component of the CSOP arbitration settlement of $4,360; and

  cash consideration paid to acquire OLC of $3,828, net of cash acquired.

SUNOPTA INC.	57	September 28, 2013 10-Q

These uses of cash were mostly offset by the following sources of cash:

  cash provided by continuing operating activities of $31,767;

  net borrowings under our credit facilities of $7,854; and

  restricted cash of $6,495 applied to the repayment of the credit facility used to pre-finance construction of the cocoa processing equipment.

Cash provided by operating activities of continuing operations declined by $6,278 to $31,767 in the first three quarters of 2013, compared with $38,045 in the first three quarters of 2012, which mainly reflected increased working capital levels to support the new organic cocoa and sunflower processing operations of the International Foods Group, as well as our expanded aseptic beverage and re-sealable pouch operations. Cash used in operating activities related to discontinued operations of $4,608 included the $4,360 of cash paid in connection with the CSOP arbitration settlement in the second quarter of 2013.

Cash used in investing activities of continuing operations decreased by $15,674 to $31,676 in the first three quarters of 2013, compared with $47,350 in the first three quarters of 2012, reflecting net cash paid to acquire OLC of $3,828 in the first quarter of 2013, compared with cash paid by Opta Minerals of $29,174 to acquire WGI in the third quarter of 2012 and Babco in the first quarter of 2012, and the decrease in restricted cash of $6,495 in the third quarter of 2013; partially offset by an increase in capital expenditures of $15,150 in the first three quarters of 2013. Cash provided by investing activities relating to discontinued operations of $12,134 in the first three quarters of 2012 primarily reflected the net proceeds on the sale of Purity of $12,189.

Cash provided by financing activities of continuing operations was $4,553 in the first three quarters of 2013, compared with cash used of $1,000 in the first three quarters of 2012, an increase in cash provided of $5,553, reflecting net borrowings $2,643 in the first three quarters of 2013; compared with net repayments of borrowings of $33,821 and payment of financing fees of $2,490 in the first three quarters of 2012, partially offset by a $34,607 increase in long-term debt mainly related to the WGI and Babco acquisitions by Opta Minerals.

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

SUNOPTA INC.	58	September 28, 2013 10-Q

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

Goodwill

Goodwill is not amortized but is tested for impairment at the reporting unit level at least annually, or whenever events or changes in circumstances between the annual impairment tests indicate that the carrying amount of goodwill may be impaired. We perform our annual quantitative test for goodwill impairment related to the reporting units of SunOpta Foods as of the beginning of the fourth quarter. Goodwill related to the reporting units of Opta Minerals is tested at the end of the third quarter. Based on the quantitative testing performed at Opta Minerals as at September 30, 2013, we recorded a goodwill impairment loss of $3,552 related to one of Opta Minerals’ reporting units in the third quarter of 2013 (as described above under “Goodwill Impairment”). The fair value of the reporting unit was estimated based on the expected present value of future cash flows, which included the following assumptions: (i) an estimated cumulative average operating income growth rate from 2014 to 2017 of 25.7%; (ii) a projected long-term annual operating income growth rate of 2.5%; and (iii) a risk-adjusted discount rate of 14.0% . There was no indication of goodwill impairment related to the other reporting units of Opta Minerals based on the testing done as at September 30, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 28, 2013.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended September 28, 2013. Based on that evaluation, management concluded

SUNOPTA INC.	59	September 28, 2013 10-Q

that there were no changes in our internal control over financial reporting during the quarter ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	60	September 28, 2013 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of other legal proceedings, see note 13 to the interim consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	61	September 28, 2013 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 6, 2013	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	62	September 28, 2013 10-Q

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.
32	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SUNOPTA INC.	63	September 28, 2013 10-Q