Form 10-K
period 2013-12-28
SunOpta Inc.
filed 2014-03-06
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]     No [X]

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant’s common shares on June 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was $432,415,476. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of February 28, 2014 was 66,558,091.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.	December 28, 2013 10-K

SUNOPTA INC.
FORM 10-K
For the year ended December 28, 2013
TABLE OF CONTENTS

SUNOPTA INC.	1	December 28, 2013 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

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

Year	Closing	Average
2013	1.0704	1.0303
2012	0.9965	1.0000
2011	1.0170	0.9900

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

SUNOPTA INC.	2	December 28, 2013 10-K

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

SUNOPTA INC.	3	December 28, 2013 10-K

PART I

Item 1. Business

INTRODUCTION

SunOpta, a corporation organized under the laws of Canada in 1973, is a leading global company operating businesses focused on a healthy products portfolio that promotes sustainable well-being. With expertise in “field-to-table” integration, we specialize in the sourcing, processing and packaging of natural, organic and specialty food products. Our core natural and organic food operations focus on value-added grain-, fiber- and fruit-based product offerings, supported by a global sourcing and supply infrastructure. Using our integrated business models, we source organic and non-genetically modified (“non-GMO”) crops from growers and suppliers; we process these inputs into raw materials; we convert raw materials into food ingredients; and we process food ingredients into consumer-packaged products. As a general principle, we do not own or operate our own farms, retail stores, or extensively market our own consumer brands. Our assets, operations and employees are principally located in North America and Europe. We have two non-core holdings, an approximate 66% ownership position in Opta Minerals Inc. and its subsidiaries (“Opta Minerals”), a producer, distributor and recycler of industrial materials, and an approximate 19% ownership position in Mascoma Corporation (“Mascoma”), an innovative biofuels company, both on a non-dilutive basis.

Business Objectives, Goals and Strategies

Our vision is to be a recognized global leader in natural and organic food products that drive sustainable well-being. The objective of our business strategy is to maximize stakeholder value through 10% internal revenue growth and 20% earnings growth annually through:

  Creating a customer centric organization focused on strategically supplying our entire portfolio to retailers, food service and food manufacturers.

  Leveraging our global, integrated field-to-table supply chain capabilities and sustainability framework.

  Fostering passionate, accountable and talented employees who make effective decisions every day with a “One SunOpta” mindset.

To reach our objective, we have established the following financial goals, among others:

  70% of sales mix to comprise core ‘‘multi-touch” products, utilizing our field-to-table production expertise—for example, internally sourced organic soybeans are processed and converted into liquid concentrated soy base for blending and packaging as aseptic soymilk.

  60% of strategic capital spending allocated to core products.

  10% internal revenue growth annually.

  8% operating income as a percentage of revenues in three years.

  15% return on net assets in three years.

In order to deliver on these goals we have developed the following core strategies:

  To become a pure play natural and organic foods company. This includes (i) focusing resources on our core products; (ii) divesting non-core assets to focus on key market categories and geographies; and (iii) identifying strategically-aligned acquisitions.

  To aggressively grow our value-added consumer packaged foods and ingredients portfolios. This includes (i) identifying key product categories, customers and competitors; (ii) enhancing innovation through shared research and development capabilities; and (iii) instituting key account management to better service customers.

SUNOPTA INC.	4	December 28, 2013 10-K

  To leverage the integrated platform we have built. This includes (i) standardizing and sharing expertise across operations to lower costs per unit; (ii) optimizing our supply chain capabilities to achieve increased margins; and (iii) filling available production capacity to improve revenue and margin generated per employee.

In summary, our intention is to divest non-core assets to become a pure-play company operating in the natural and organic foods industry; growing the business through multiple touches from raw materials through consumer-packaged products; and leveraging our current asset base to produce our products effectively to increase profit margins.

Segment Information

We divide our operations into two industry segments:

  SunOpta Foods, which accounted for approximately 88% of our fiscal 2013 consolidated revenues; and

  Opta Minerals, which represented approximately 12% of our fiscal 2013 consolidated revenues.

In the fourth quarter of 2013, we implemented changes to our organizational structure to align and focus the operations of SunOpta Foods on three key “go-to-market” categories: raw material sourcing and supply; value-added ingredients; and consumer-packaged products. Consequently, we realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to our Chief Executive Officer. We believe this new operational structure better aligns with SunOpta Foods’ integrated field-to-table business model and product portfolio. The Opta Minerals operating segment remained unchanged.

Effective with the realignment, we operate in the following four reportable segments:

  Global Sourcing and Supply aggregates the Company’s North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, and organic commodities.

  Value Added Ingredients manufactures and supplies fiber, grain and fruit ingredients focusing on cereal, bakery, dairy, snack and food service market categories.

  Consumer Products manufactures and supplies branded and private label aseptic beverages; re-sealable pouch products; individually quick frozen (“IQF”) fruits and vegetables; premium juices; shelf stable juices and waters; and fruit- and grain-based snacks.

  Opta Minerals processes, distributes and recycles industrial minerals, silica-free abrasives, and specialty sands for use in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries.

In addition, Corporate Services provides a variety of management, financial, information technology, treasury and administration services to each of the operating segments from our head office in Brampton, Ontario, and information technology and shared services from our office in Edina, Minnesota.

Financial information for each reportable segment describing revenues from external customers, a measure of profit or loss, and total assets for the last three fiscal years, as well as financial information about geographic areas for the last three fiscal years, is presented in note 20 of the Consolidated Financial Statements, and has been restated to reflect the realigned operating segments of SunOpta Foods.

Business Development

We have invested in a number of internal growth projects to diversify our sources of supply, as well as to add capacity, improve profitability, and expand our value-added processing capabilities at a number of our facilities, as follows:

  In the second half of 2013, we expanded our aseptic processing and packaging operations in Modesto, California and Alexandria, Minnesota with the installation of an additional multi-serve filler (liter/quart) at each operation, as well as two single-serve (200/250ml) fillers at the Modesto operation. The addition of further processing and packaging capabilities was in response to continued growth in the non-dairy and alternative beverage categories that we currently serve, as well as adjacent categories such as organic dairy and nutritional beverages. The new fillers also provide unique capabilities and are expected to provide opportunities to bring new and innovative products in a new aseptic package format to the market, which we expect will further enhance the profitability of these operations.
SUNOPTA INC.	5	December 28, 2013 10-K

  In the third quarter of 2013, we completed the construction of our cocoa processing facility in Middenmeer, the Netherlands, which will specialize in the processing of organic and fair trade certified cocoa beans into derivatives, such as organic cocoa powder, butter, and liquor. Operating as “Crown of Holland”, the facility provides needed capacity to accommodate our organic and specialty cocoa business that was previously processed by third parties. All cocoa beans processed at this facility are expected to be sourced internally through Global Sourcing and Supply. The facility will have an annual processing capacity of approximately 9,000 metric tons of raw cocoa when fully operational late in the first half of 2014.

  Also in the third quarter of 2013, we completed the commissioning of the third and fourth flexible re-sealable pouch filling lines at our facility located in Allentown, Pennsylvania. As the first two filling lines at the Allentown facility had reached capacity through committed long-term contracts, we installed these two additional lines to create additional capacity to meet demand. We entered the flexible, re-sealable pouch business in 2011 with the installation of two pouch filling lines at a third-party production facility in California. The flexible re-sealable pouch is applicable to a wide range of product categories including natural and organic fruit and vegetable snacks, apple sauces, tomato products, baby food, yogurts, toppings, and a variety of beverages.

  In December 2011, we completed the installation of a new aseptic processing line at our South Gate, California facility with a processing capacity of approximately 30 million pounds of value-added fruit ingredients. Applications for this processing line include fruit bases for yogurts, smoothies, fruit toppings and food service products.

In addition, we completed the following selective acquisitions over the preceding three fiscal years:

  On December 31, 2012, we acquired a grains handling and processing facility located in Silistra, Bulgaria and operated as the Organic Land Corporation OOD (“OLC”), for cash consideration of $3,898. The facility is located near a protected and chemical free agricultural area, which produces organic products including sunflower, flax seed, corn, barley and soybeans. We had been sourcing non-GMO sunflower kernel from OLC since late 2011. This acquisition diversified our non-GMO and organic sunflower processing operations and should allow us to expand our capabilities into the other organic products grown in the region. OLC’s operations are included in Global Sourcing and Supply.

  In August 2011, we completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) for cash consideration of $2,500. Located in San Bernardino, California, Lorton’s is an integrated producer of a variety of citrus based products in both industrial and packaged formats. This acquisition expanded our integrated operations into the extracting, processing and packaging of citrus-based ingredients through consumer packaged products, and provided increased capacity for future growth and expansion. In 2013, we initiated a retrofit and expansion of the San Bernardino facility, with an increased focus on its filling and extraction capabilities, which is expected to be completed in the second quarter of 2014. The San Bernardino operation is included in Consumer Products.

We have also completed the following strategic divestitures of non-core assets in order to focus our platform on our core natural and organic foods business:

  In June 2012, we completed the sale of Purity Life Natural Health Products (“Purity”), our Canadian natural health products distribution business, for cash consideration of $13,443. The divestiture of Purity completed our exit from all non-core distribution businesses. Purity was formerly part of the former International Foods Group operating segment.

  In June 2011, we completed the sale of land and buildings in Irapuato, Mexico to parties related to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”). In addition, in April 2011, we sold our frozen fruit processing assets in Rosarito and Irapuato, Mexico to Fruvemex. As part of this transaction we entered into a strategic raw material supply agreement with Fruvemex. These assets were included in the former Fruit Group operating segment. Aggregate consideration related to these transactions amounted to $5,650. In May 2011, the former Fruit Group also completed the sale of frozen fruit processing equipment located in Salinas, California for cash consideration of $1,773.

SUNOPTA INC.	6	December 28, 2013 10-K

For more information regarding acquisitions and divestitures, see Notes 2 and 3 of the Consolidated Financial Statements.

Other Developments

Senior Management Changes

Effective January 31, 2014, Allan Routh retired from his management position as Senior Vice President, Business Development. Mr. Routh will continue to serve as a member of SunOpta’s Board of Directors and has entered into a three-year consulting agreement with the Company. Mr. Routh was formerly President of our former Grains and Foods Group and, prior to March 2003, was President and Chief Executive Officer of the SunRich Food Group, Inc., a wholly-owned subsidiary of the Company.

In July 2013, Dan Turney was appointed Senior Vice President Operations. Mr. Turney brings over 25 years of food experience with large consumer-packaged goods companies including Campbell Soup Company.

In June 2013, Michelle Coleman was appointed Chief Human Resources Officer. Ms. Coleman brings 25 years of progressive human resources and organizational development experience to SunOpta.

Also in June 2013, Joe Davidson was appointed Senior Vice President and General Manager, Consumer Products. Mr. Davidson brings more than 20 years of experience in the food industry and was previously Vice President Sales for Tetra Pak North America.

Finally in June 2013, Mike Thyken was appointed Chief Information Officer. Mr. Thyken brings nearly 30 years of business and information technology leadership to the role.

Corporate Social Responsibility Report

In September 2013, we released Corporate Social Responsibility Progress Report, which provided an update on progress towards our 2013 goals covering social, environmental and economic objectives and further reinforces SunOpta’s commitment to becoming an increasingly sustainable organization. This report covers all of our operations, excluding Opta Minerals, and is available on our website. In an effort to improve the timeliness of sustainability reporting and standardize the timing of the report in the future, we are transitioning to annual reporting in June instead of December of each year. As a result, our next Corporate Social Responsibility Report will be published in June 2014.

The Corporate Social Responsibility Progress Report and the other information included on our website is not included in, or incorporated by reference into, this Form 10-K.

SUNOPTA INC.	7	December 28, 2013 10-K

SUNOPTA FOODS

Introduction

SunOpta Foods has been built through business acquisitions and significant internal growth. The following is a summary listing of acquisitions and significant facilities that we have acquired since the inception of SunOpta Foods. This summary does not include any acquisitions that were subsequently divested.

Date of Acquisition	Business Operations Acquired	Reportable Segment
August 3, 1999	Sunrich Inc.	Global Sourcing and Supply
August 15, 2000	Certain assets of Hoffman Aseptic	Consumer Products
September 18, 2000	Northern Food and Dairy, Inc.	Consumer Products and Value Added Ingredients
March 14, 2001	First Light Foods Inc.	Consumer Products
December 4, 2002	Opta Food Ingredients, Inc.	Value Added Ingredients
May 8, 2003	Kettle Valley Dried Fruit Ltd.	Consumer Products
November 1, 2003	SIGCO Sun Products, Inc.	Global Sourcing and Supply
December 1, 2003	Sonne Labs, Inc.	Global Sourcing and Supply
April 19, 2004	Purchase of the assets of General Mills Bakeries & Foodservice oat fiber processing facility	Value Added Ingredients
September 13, 2004	51% of the outstanding shares of Organic Ingredients, Inc. (The remaining 49% of the outstanding shares were acquired on April 5, 2005)	Consumer Products
June 2, 2005	Earthwise Processors, LLC	Global Sourcing and Supply
June 20, 2005	Cleugh’s Frozen Foods, Inc.	Consumer Products
July 13, 2005	Pacific Fruit Processors, Inc.	Value Added Ingredients
November 7, 2006	Hess Food Group LLC	Consumer Products
August 7, 2007	Operating assets of a soymilk manufacturing facility in Heuvelton, New York	Consumer Products
April 2, 2008	The Organic Corporation	Global Sourcing and Supply
November 8, 2010	Dahlgren & Company, Inc.	Global Sourcing and Supply
December 14, 2010	Assets of Edner of Nevada, Inc.	Consumer Products
August 5, 2011	Assets of Lorton’s Fresh Squeezed Juices, Inc.	Consumer Products
December 31, 2012	Organic Land Corporation OOD	Global Sourcing and Supply

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

Specific strategies of SunOpta Foods in the last several years have included the following:

  Invest in value-added processing assets, including expanded aseptic beverage and re-sealable pouch processing and packaging capabilities and capacities, which add further value to sourced raw materials and processed food ingredients.

  Invest in healthy convenience and nutritious portable (“on-the-go”) foods via both internal growth opportunities and acquisitions, driven by our belief that these categories will continue to be a strong area of growth for natural and organic food products.

  Expand the number of customer private label natural and organic programs including alternative beverages, frozen fruit, fruit beverages, re-sealable pouch and healthy convenience food categories.

  Develop value-added natural and organic fiber and food ingredient solutions to meet the demands of food manufacturers wanting to improve the healthfulness of their products or expand into the natural and organic markets.

SUNOPTA INC.	8	December 28, 2013 10-K

  Diversify the range of organic and non-GMO grain-, fiber- and fruit-based products that we market, including via the acquisition of businesses that are integrated from sourcing through ingredients and packaged products.

  Expand our ability to source and supply natural and organic food products worldwide.

  Develop and expand our operations outside of North America via acquisitions or by entering into partnerships and strategic alliances with food producers internationally.

Global Sourcing and Supply

Operations and Product offerings—Global Sourcing and Supply

Global Sourcing and Supply aggregates our North American and International raw material sourcing and supply operating segments focused on the procurement, processing and sale of specialty and organic grains, fruits and other commodities. Its operations are centered in Edina, Minnesota, Santa Cruz, California and Amsterdam, the Netherlands.

Global Sourcing and Supply sources products from approximately 60 countries around the world, which include:

  Identity preserved (“IP”), non-GMO and organic seeds and grains including soy, corn and sunflower for food applications, with control maintained at every stage of production, from seed selection and growing through storage, processing and transportation.

  Grain-based animal feed and pet food products that originate from select organic and non-GMO soy, corn, sunflower and other grains.

  Organic fruit- and vegetable-based raw materials and ingredients, sweeteners, cocoa, coffees, ancient grains, nuts, seeds and pulses and other organic food products.

Global Sourcing and Supply also engages in processing and contract manufacturing services that include:

  Grain conditioning services for soy, corn and sunflower.

  Grain milling for corn, oat and grain processing, with various granulations and batch sizing.

  Cocoa, coffee and sesame seed processing.

  Dry and oil roasting and packaging, including in-shell sunflower and sunflower kernels, corn and soy snacks.

Competition—Global Sourcing and Supply

Global Sourcing and Supply competes with large seed, grain and raw material suppliers for customers and competes with other companies active on the international commercial seed, grain and raw material procurement market for supply. Its non-GMO and organic specialty products compete in the smaller niche commercial non-GMO and organic seed, grain and raw material markets. Key to competing in these markets is access to transportation, supply and relationships with producers.

The international organic food industry is very competitive due primarily to the limited worldwide supply of organic raw materials. Global Sourcing and Supply competes with worldwide brokers, traders and food processors for the limited supply of organic raw material ingredients. In many cases, it will enter into exclusive arrangements with growers and/or processors of key strategic commodities to control the reliability of its supply chain.

Distribution, Marketing, and Sales—Global Sourcing and Supply

As a leading provider of IP, non-GMO and organic seed, grain and other raw materials, Global Sourcing and Supply has well established sales and marketing capabilities, including technically oriented sales teams strategically located close to specific geographic sourcing and/or sales regions. Its specialty seeds, grains and other raw materials are sold to food manufacturers and producers worldwide, with approximately 50% of the customer base being international. In addition, in our estimation, it maintains one of the largest organic raw material ingredient sourcing and supply networks in the world, working closely to develop and manage global organic supply and link these supplies with diverse customer needs. It also provides procurement support to Value Added Ingredients and Consumer Products.

SUNOPTA INC.	9	December 28, 2013 10-K

Suppliers—Global Sourcing and Supply

Global Sourcing and Supply has an extensive established IP, organic soy, corn and sunflower grower network in North America, with many relationships existing for over 25 years. It also has a network of growers in Europe, South America, Africa and Asia. Because weather conditions and other factors can limit the availability of raw materials in a specific geography, it continues to focus on expanding production and sourcing capabilities to other parts of the world to ensure supply in years when local production is below normal levels. By diversifying supply, it also has the ability to divert available product based on market demand and customer requirements in order to maximize return.

Organic raw material ingredient suppliers include growers, processors and traders of non-GMO and organic fruit and vegetable based ingredients, sweeteners and other food products. The diversity of our supplier base helps to ensure continual supply by providing contra-seasonal solutions to mitigate crop and quality risks. Organic food suppliers are required to meet stringent organic certification requirements equivalent to the U.S. Department of Agriculture (“USDA”) National Organic Program, European Union (“EU”) standards, or others.

Value Added Ingredients

Operations and Product Offerings—Value Added Ingredients

Value Added Ingredients is focused primarily on fiber-, grain- and fruit-based ingredients. It works closely with its customers to identify product formulation, cost, and productivity opportunities aimed at transforming raw materials into value-added food ingredient solutions.

Value Added Ingredients’ products include:

  Fibers and brans, including Canadian Harvest® Oat Fiber, SunOpta® Soy Fiber, SunOpta® Rice Fiber, SunOpta® Cellulose Fiber and SunOpta® Pea Fiber brands of insoluble organic and conventional fiber products derived from oat, soy, pea and rice hulls, as well as two gluten-free cellulose fibers, which are highly concentrated sources of insoluble dietary fiber. It also offers Barley Balance™ soluble fiber, MultiFiber™ blends, value-added starch-based texturizers, and a number of custom processed ingredients, as well as Canadian Harvest® Stabilized Brans derived from oat, wheat, corn and wheat germ, which are heat-treated to extend shelf life and ground to meet customer needs for appropriate particle size.

  Specialty Starch products, including OptaGrade®, a natural, starch-based texturizing agent that is used commercially in a variety of dairy products including natural, imitation, and processed cheeses, sour cream, cream cheese, cottage cheese, and yogurt; and OptaMist®, a starch-based texturizing agent that improves the taste, texture and appearance of dairy products, yogurt, cheese products, and salad dressings.

  Grain-based ingredients in both liquid and dried formats utilizing non-GMO and organic soy, corn, sunflower and rice; specialty organic functional ingredients, including maltodextrins, tack blends, flavor enhancing products, including snack coatings, cheese powders and flavor systems; an innovative line of organic dairy ingredients; and organic soy and sunflower oils.

  Specialty fruit-based ingredients in aseptic and conventional formats, which are custom formulated to provide unique flavor and texture profiles for a wide range of specialized applications. Applications include fruit for yogurts, ice creams, cheeses, smoothies, shakes, frozen desserts, bakery fillings, health bars, various beverages, dressings, marinades, dips and sauces.

  Custom ingredients and contract manufacturing services. It produces a number of unique functional food ingredients, and offer services to customers on a contract basis utilizing proprietary technologies.

Value Added Ingredients’ portfolio of insoluble fibers, stabilized brans and fiber blends are used in numerous products such as fiber-enriched breads and other baked goods, breakfast cereals and snack bars. These products can be used to increase total dietary fiber content of foods, including dairy and meat products, while minimizing negative effects on taste, texture and appearance. Stabilized oat brans can be used as a source of soluble fiber, which is beneficial to cardiovascular health. Value Added Ingredients has the processing expertise and equipment needed for extraction, separation and concentration of a wide variety of non-GMO and organic grain-based and dairy ingredients to meet the needs of food manufacturers. Its fruit-based applications are formulated to improve the nutritional content of its customers’ products through the use of natural and organic ingredients, including strawberries, blueberries, peaches, and other fruits. In addition to helping food manufacturers improve the healthfulness of their food products, its ingredient offerings can be used to improve the overall quality of food products, reduce formulation costs, and meet specific processing requirements. We believe that all of our ingredient products are Generally Regarded As Safe (“GRAS”) under current U.S. Food and Drug Administration (“FDA”) regulations (see “Regulation – SunOpta Foods”, below).

SUNOPTA INC.	10	December 28, 2013 10-K

Competition—Value Added Ingredients

Food ingredients are considered unique niche items usually developed or processed for specific customers or industry segments. Value Added Ingredients competes with other product developers and specialty processors for the specialty ingredient business. Competitors include major food companies with food ingredient divisions, other food ingredient and sourcing companies, and consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have financial and technical resources, as well as production and marketing capabilities that are greater than our own.

Distribution, Marketing, and Sales—Value Added Ingredients

Value Added Ingredients utilizes a technically-oriented customer account team. It works closely with customers to identify product formulation, cost and productivity opportunities, and develops solutions for customers based on proprietary, highly functional food ingredients that use its technical knowledge and manufacturing base. It takes a multidisciplinary approach to achieve this level of customer understanding and service. Members of its direct sales force are teamed up with the appropriate technical personnel to work as “consultants” in defining and developing a range of potential solutions to its customers’ formulation and product development needs. Its food ingredients are used by customers worldwide, including some of the largest U.S. consumer-packaged food companies. Its product offerings are sold through distributors around the world, including Global Sourcing and Supply.

Suppliers—Value Added Ingredients

The availability of food ingredient raw materials is subject to world market conditions; however, there are a number of alternative sources of supply for most raw materials. Oat and soy hulls are primarily sourced from major food companies or their brokers and we believe there is adequate supply to meet current production requirements. Supply shortfalls would have an effect on availability and price and would be reflected in finished product pricing. Certain other raw materials are supplied by processing customers. In addition, grain- and fruit-based ingredient raw materials are sourced through Global Sourcing and Supply’s established grower network. Fruit-based ingredient raw materials are also sourced from processors and traders of frozen fruits, major sweetener producers, and a number of regional and national flavor companies. Availability of supplies is subject to world market conditions, including quantity and quality of supply.

Consumer Products

Operations and Product Offerings—Consumer Products

Consumer Products provides natural and organic consumer-packaged food products to major global food manufacturers, food service distributors and retailers with a variety of branded and private label products.

Consumer Products’ packaged food products include:

  Aseptic beverages including soy, rice, almond, sunflower and other non-dairy and alternative beverages, as well as adjacent categories such as organic dairy and nutritional beverages, including milk, broths and teas. Specializing in aseptic product offerings, it produces a variety of pack sizes, including multi-serve and single-serve formats, all shelf stable with long shelf lives.

  Organic and conventional re-sealable pouch products, in a variety of pack sizes and shapes, containing a variety of products including baby food, soups, sauces, healthy fruit, vegetable and protein based snacks and beverages serving the adult nutrition category.

SUNOPTA INC.	11	December 28, 2013 10-K

  Organic and conventional beverage products, including shelf stable and refrigerated juices; specialty beverages; vitamin and electrolyte waters; and energy drinks. It also partners with third-party fillers to provide extended shelf life refrigerated packaging formats to its customers.

  Nutritious snacks including natural and organic fruit-based snacks in bar, twist, rope and bite size shapes, with the ability to add a variety of ingredients including fiber; and baked and extruded nutrition (protein, energy and meal replacement) bars using a wide variety of ingredients including grains, proteins and other ingredients.

  IQF natural and organic frozen fruits and vegetables, including strawberries, blueberries, raspberries, peppers, broccoli and many other items.

Competition—Consumer Products

Consumer Products faces competition when securing grain, fruit, vegetable and dairy raw materials; however, due to the location of its processing facilities, it is able to source these raw materials from a number of growing regions and suppliers. In particular, it sources from a number of domestic and worldwide growers, processors and traders, including Global Sourcing and Supply.

Consumer Products’ aseptic and refrigerated beverages, pouch and snack products compete with the offerings of major food manufacturing companies, as well as a number of other regional manufacturers. Its frozen fruit and vegetable products compete with processors primarily in California and Mexico, and frozen fruit imports from Mexico, South America, Europe and Asia. In many cases, Mexican, South American, European and Asian competitors are able to achieve greater cost efficiencies due to lower relative costs of living and costs of supply in these regions.

Distribution, Marketing and Sales—Consumer Products

Consumer Products supplies the private-label retail market, including large retailers and club stores, branded food companies, food manufacturers, food service distributors, quick service and casual dining restaurants located principally in North America. In addition, it markets branded food products under SunOpta-controlled brands, including Sunrich® Naturals, Pure Nature™ and Nature’s Finest™.

Suppliers—Consumer Products

Consumer Products’ raw materials are subject to the availability of grain, fruit, vegetable and dairy supply, which is based on conditions that are beyond our control. Grains are sourced through Global Sourcing and Supply’s established grower network. Frozen fruits, berries, and vegetables are sourced directly from a large number of suppliers throughout the U.S., Mexico and globally, or through Global Sourcing and Supply. Organic dairy ingredients are sourced from two independent distributors, with a third supplier expected to be added in the near-term.

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

SUNOPTA INC.	12	December 28, 2013 10-K

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

SUNOPTA INC.	13	December 28, 2013 10-K

Some of the key food safety and food labeling regulations in the U.S. include, but are not limited to, the following:

1.	Food Safety Regulations

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

The FDA has proposed several new rules for public comment, including: (1) Standards for Produce Safety; (2) Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Human Food; (3) Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Food for Animals; (4) Foreign Supplier Verification Programs (FSVP) for Importers of Food for Humans and Animals; (5) Accreditation of Third-Party Auditors/Certification Bodies to Conduct Food Safety Audits and to Issue Certifications; (6) Focused Mitigation Strategies to Protect Food Against Intentional Adulteration; and (7) Sanitary Transportation of Human and Animal Food. Many of the FDA’s proposed rules are not expected to become final until sometime in 2015-16. Once finalized, we will need to develop regulatory compliance programs related to these new regulations.

The proposed rules on preventive controls relating to human food for human consumption would apply to SunOpta Foods as we manufacture, process, pack and hold food for human consumption. The rule proposes a requirement that firms have written plans in place to identify potential hazards, put in place steps to address them, verify that the steps are working, and outline how to correct any problems that arise. The rule also proposes a requirement that each covered facility prepare and implement a written food safety plan, which would include the following: hazard analysis; risk based preventive controls; monitoring procedures; corrective actions; verification; and recordkeeping. Many of the FDA’s proposed rules are not expected to become final until sometime in 2015. If adopted, we will need to develop regulatory compliance programs related to these new regulations.

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

SUNOPTA INC.	14	December 28, 2013 10-K

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

  Storm water – all facilities are inspected annually and must comply with an approved storm water plan to protect water supplies.

SUNOPTA INC.	15	December 28, 2013 10-K

Employee Safety Regulations

We are subject to certain safety regulations, including OHSA regulations. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in material compliance with all employee safety regulations applicable to our business.

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

SUNOPTA INC.	16	December 28, 2013 10-K

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

SunOpta Food’s extensive applications and research and development expertise is organized around the following product categories:

  Integrated consumer product applications focused on aseptic, pouch, various healthy snack options, frozen IQF, and refrigerated beverage formats;

  Value-added food ingredients focused on fiber-, grain- and fruit-based applications; and

  Raw material applications including grains, fruits, vegetables, sweeteners, and others for use in ingredients and consumer products.

Our product development teams include highly trained and experienced food scientists and technologists that are dedicated to both the development of unique new product offerings plus addressing product development opportunities for our customers including new and custom formulations, innovations in packaging formats, and new production processes and applications. Applications and technical support provided to our customers include all aspects of product development from concept to commercial launch, as well as ongoing manufacturing and processing support.

SunOpta Foods continues to develop new products to maximize the capabilities of our aseptic packaging facilities in Modesto, California and Alexandria, Minnesota, including the development of non-dairy based beverages that address the growing consumer demand for beverages that address allergy concerns and provide a unique nutritional portfolio, as well as organic dairy and nutritional beverages. The expanding interest to incorporate grain-based foods in consumers’ diets also creates numerous opportunities to develop ingredients that can be incorporated into food developers’ menu items.

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

SunOpta Foods also continues to develop new fruit-based beverages, fruit- and grain-based snacks, nutrition bars and fruit-based re-sealable pouch products, as well as innovative fruit ingredient systems for the dairy, food service and beverage industries. We are continually looking to develop new value-added products for our customers that leverage our global sourcing and supply capabilities.

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

SUNOPTA INC.	17	December 28, 2013 10-K

Properties—SunOpta Foods

As at December 28, 2013, SunOpta Foods operated 30 processing facilities in 11 U.S. states, as well as China, Ethiopia, Bulgaria and the Netherlands. SunOpta Foods also owns and leases a number of office and distribution locations in the U.S., Canada, the Netherlands, Ethiopia and China, and leases and utilizes public warehouses to satisfy its storage needs. For more details see Item 2. Properties, elsewhere in this report.

OPTA MINERALS

Introduction

Opta Minerals, a majority-owned subsidiary, is a vertically integrated provider of custom process solutions and industrial minerals products. We acquired Opta Minerals (formerly known as Barnes Environmental and Industrial) in 1995. Since then, Opta Minerals has grown steadily through a combination of internal growth and strategic acquisitions in Canada, the U.S., and Europe. In February 2005, we sold approximately 29% of the outstanding common shares of Opta Minerals as part of an initial public offering. As at December 28, 2013, our ownership position in Opta Minerals was approximately 66%. The common shares of Opta Minerals are traded on the Toronto Stock Exchange (“TSX”), under the symbol “OPM”.

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

Operations and Product Offerings—Opta Minerals

Opta Minerals competes primarily in the industrial minerals and silica-free abrasives markets, focusing to date on select markets in North America and in Europe. Opta Minerals currently has offices and production and distribution facilities in Ontario, Quebec, Saskatchewan, Florida, Idaho, Indiana, Louisiana, Maryland, Michigan, New York, Ohio, South Carolina, Texas, Virginia and production locations in Europe in Kosice, Slovakia; Romans, France; and Ermsleben and Rodermark, Germany. Opta Minerals integration of its business acquisitions into its existing operations and financial management systems has created synergies and it has invested in improving plant equipment and infrastructure and has been able to reduce costs while growing production capabilities. We believe that Opta Minerals is currently well-positioned to expand current operations with modest capital expenditures.

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

SUNOPTA INC.	18	December 28, 2013 10-K

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

Properties—Opta Minerals

Opta Minerals’ operations in the U.S. and Canada service much of North America. Opta Minerals has built or acquired facilities at locations along the east and southern coasts of the U.S. where major shipbuilding, ship repair, bridge cleaning and roofing shingle production activities are concentrated. Multiple facilities allow for fast and economic service and have enabled Opta Minerals to broaden its product lines to supply wider markets and applications from these facilities.

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

Silica-Free Abrasives

The silica-free abrasives industry is characterized by a number of regionally-based operators with product lines tending to focus on geographically adjacent markets. Their competition varies by product line, customer classification and geographic market. Opta Minerals conducts business throughout North America with a focus on key regions including the Quebec-Detroit corridor, New York, Maryland, Virginia, Georgia, Florida, Louisiana and Texas, all of which are areas of high volume ship repairs and bridge cleaning activities.

SUNOPTA INC.	19	December 28, 2013 10-K

Specialty Sands and Other Products and Services

Competition within the specialty sand and other niche markets serviced by Opta Minerals is characterized by a number of small, regionally-based competitors. Competition varies by product line, customer classification and geographic market.

Distribution, Marketing and Sales—Opta Minerals

Opta Minerals has an active program to develop and acquire new products and services that expand their target markets while leveraging their existing infrastructure and expertise. Opta Minerals offers one of the broadest ranges of industrial minerals and abrasives in the industry and can provide customer product configuration solutions for almost every type of application. Opta Minerals conducts business globally with a focus on North America and key areas of Europe, via a direct sales force supported by strong technical and operational resources, with a focus on high volume industrial mineral consumption regions. Opta Minerals’ facilities are strategically located near customers or raw material supplies to economically and efficiently distribute products.

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

Opta Minerals obtains key raw materials such as magnesium, lime, coal slag, copper slag, nickel slag, petroleum coke and garnet from a wide variety of global sources. Copper slag is supplied by both domestic and foreign mining and refining companies. Coal slag is supplied on an exclusive basis from U.S. power plants and other suppliers. Petroleum coke is supplied primarily by a Canadian petroleum refiner. Opta Minerals produces industrial garnet derived from a waste mining stream at its Keeseville, New York facility, and from a company-operated garnet processing operations in Idaho. In addition, it has agreements with multiple mines in China and suppliers in India to market their garnet in North America, South America and Europe. Opta Minerals also purchases significant quantities of magnesium for its mill and foundry services operations from manufacturers located primarily in China, Eastern Europe and the Middle East.

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

CORPORATE SERVICES GROUP

The corporate office of SunOpta is located in Brampton, Ontario. In addition, centralized information technology and financial shared services groups are located in Edina, Minnesota. Employees of the Corporate Services Group provide support services across the organization including management, finance, operations, business development, information technology, human resources and administrative functions.

SUNOPTA INC.	20	December 28, 2013 10-K

ENVIRONMENTAL HAZARDS

We believe that, with respect to both our operations and real property, we are in material compliance with environmental laws at all of our locations.

EMPLOYEES

As of December 28, 2013, we had a total of 1,828 (December 29, 2012 – 1,830) employees as follows:

Segment	Employees
SunOpta Foods	1,409
Opta Minerals	335
Corporate Services	84
Total	1,828

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

Our business may be materially and adversely affected if we are unable to renew our North American syndicated credit facilities when they become due on July 27, 2016

Our North American syndicated credit facilities mature on July 27, 2016. We may not be able to renew these facilities to the same level, or on terms as favorable as in previous years. A reduced facility may impact our ability to finance our business, requiring us to scale back our operations and our use of working capital. Alternatively, obtaining credit on less favorable terms would have a direct impact on our profitability and operating flexibility.

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

SUNOPTA INC.	21	December 28, 2013 10-K

Our business could be materially and adversely affected if we are unable to meet the covenants of our credit facilities

We are currently in compliance with the financial covenants under our credit agreements. Our ability to comply with these financial covenants in the future will depend on the success of our businesses, our operating results, and our ability to achieve our financial forecasts. Various risks uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of our various credit agreements. Failure to comply with our financial covenants and other terms could result in an event of default and the acceleration of amounts owing under the credit agreements, unless we were able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the credit agreements on terms that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our credit agreements on favorable terms or at all, our business will be adversely impacted.

We may require additional capital to maintain current growth rates, which may not be available on favorable terms or at all

We have grown via a combination of internal growth and acquisitions requiring available financial resources. Our ability to raise capital, through equity or debt financing, is directly related to our ability to both continue to grow and improve returns from our operations. Debt or equity financing may not be available to us on favorable terms or at all. In addition, an equity financing would dilute our current shareholders and may result in a decrease in our share price if we are unable to realize returns equal to or above our current rate of return. We will not be able to maintain our growth rate and acquire complimentary businesses within the natural and organic food industries without continued access to capital resources.

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

Loss of a key customer could materially reduce revenues and earnings

Although we had no customers that represented over 10% of revenues for the year ended December 28, 2013, the loss or cancellation of business with any of our larger customers could materially and adversely affect our business, financial condition or results of operations.

Consumer preferences for natural and organic food products are difficult to predict and may change

Approximately 88% of our fiscal 2013 revenues were derived from SunOpta Foods. Our success depends, in part, on our ability and our customers' ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated foods platform, or our failure to maintain our current market position, could reduce our sales and harm our business. Consumer trends change based on a number of possible factors, including nutritional values, a change in consumer preferences or general economic conditions. Additionally, there is a growing focus among some consumers to buy local food products in an attempt to reduce the carbon footprint associated with transporting food products from longer distances, which could result in a decrease in the demand for food products and ingredients that we import from other countries or transport from remote processing locations or growing regions. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business.

We operate in a highly competitive industry

We operate businesses in highly competitive product and geographic markets in the U.S., Canada, Europe and various international markets. SunOpta Foods competes with various U.S. and international commercial grain procurement marketers, major companies with food ingredient divisions, other food ingredient companies, stabilizer companies, trading companies, and consumer-packaged food companies that also engage in the development and sale of food ingredients and other food companies involved in natural and organic foods. These competitors may have financial resources and staff larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, results of operations and financial condition may be materially impacted.

SUNOPTA INC.	22	December 28, 2013 10-K

An interruption at one or more of our manufacturing facilities could negatively affect our business

We own or lease, manage and operate a number of manufacturing, processing, packaging, storage and office facilities (see Item 2. Properties, elsewhere in this report). An interruption in or the loss of operations at one or more of these facilities, or the failure to maintain our labor force at one or more of these facilities, could delay or postpone production of our products or our ability to deliver such products, which could have a material adverse effect on our business, results of operations and financial condition until we secure an alternate source of supply.

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

SUNOPTA INC.	23	December 28, 2013 10-K

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

The exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities could dilute the value of our common shares

As at December 28, 2013, there were outstanding stock options to purchase 4,024,460 of our common shares, with exercise prices ranging from $0.91 to $13.35 per common share. The exercise of these stock options could result in dilution in the value of our common shares and the voting power represented thereby. Furthermore, to the extent common shares are issued pursuant to the exercise of stock options, the employee stock purchase plan or other issuances of common shares, our share price may decrease due to the additional amount of common shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others, which could place further downward pressure on our share price. Moreover, the holders of our stock options may hedge their positions in our common shares by short selling our common shares, which could further adversely affect our stock price.

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

SUNOPTA INC.	24	December 28, 2013 10-K

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

SUNOPTA INC.	25	December 28, 2013 10-K

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

Product liability suits, recalls and threatened market withdrawals, could have a material adverse effect on our business

The sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties, faulty packaging materials, product contamination, or spoilage. Under certain circumstances, we or our customers may be required to recall or withdraw products, which may lead to a material adverse effect on our business. A product recall or withdrawal could result in significant losses due to the costs of the recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image. Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material adverse effect on our business, consolidated financial condition, results of operations or liquidity.

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

SUNOPTA INC.	26	December 28, 2013 10-K

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

Our lack of management and operational control over Mascoma may limit our ability to protect or increase the value of our interest in Mascoma

As at December 28, 2013, we had an approximate 19% ownership interest in Mascoma, through a combination of preferred and common shares. We do not have the ability to exercise day-to-day control over Mascoma. The management team of Mascoma could make business decisions that could impair the economic value of our interest in Mascoma. In addition, we have no ability to cause Mascoma to take actions that might be to our benefit, including but not limited to actions relating to a change of control of Mascoma and declarations of dividends to Mascoma’s stockholders. For the foregoing reasons, we may be unable to prevent actions that could have an adverse impact on our investment in Mascoma.

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

SUNOPTA INC.	27	December 28, 2013 10-K

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

  personnel changes;

  interruption in operations at our facilities;

  product recalls or market withdrawals

  legal and administrative cases (whether civil, such as environmental or product related, or criminal), settlements, judgments and investigations;

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

SUNOPTA INC.	28	December 28, 2013 10-K

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our primary facilities in each of our segments are as follows:

SunOpta Foods

SunOpta Foods operates from the following locations, which are owned unless otherwise noted.

Location	State/Province/ Country	Reportable Segment	Facility Description
Brampton	Ontario	Corporate Services	Corporate head office
Edina (Lease)(1)	Minnesota	Corporate Services	Corporate, IT, Shared Services, Value Added Ingredients and Consumer Products head offices
Hope	Minnesota	Global Sourcing and Supply	Grain processing and Raw Material Sourcing and Supply head office
Breckenridge	Minnesota	Global Sourcing and Supply	Grain processing and distribution
Breckenridge (Lease)(2)	Minnesota	Global Sourcing and Supply	Grain sales office
Goodland	Kansas	Global Sourcing and Supply	Grain processing and distribution
Edson (Land Lease)(3)	Kansas	Global Sourcing and Supply	Grain processing and distribution
Moorhead	Minnesota	Global Sourcing and Supply	Grain processing and distribution
Crookston	Minnesota	Global Sourcing and Supply	Grain processing, warehouse and distribution
Fargo	North Dakota	Global Sourcing and Supply	Grain processing, warehouse and distribution
Grace City	North Dakota	Global Sourcing and Supply	Grain processing, warehouse and distribution
Ipswich (Lease)(4)	South Dakota	Global Sourcing and Supply	Grain storage
Wahpeton	North Dakota	Global Sourcing and Supply	Grain processing, warehouse and distribution
Wahpeton	North Dakota	Global Sourcing and Supply	Grain storage
Blooming Prairie	Minnesota	Global Sourcing and Supply	Grain storage
Ellendale	Minnesota	Global Sourcing and Supply	Grain storage
Sandusky (Monthly Rent)	Michigan	Global Sourcing and Supply	Grain sales office
Santa Cruz (Lease)(5)	California	Global Sourcing and Supply/ Consumer Products	Sales and administrative office

SUNOPTA INC.	29	December 28, 2013 10-K

Location	State/Province/ Country	Reportable Segment	Facility Description
Amsterdam (Lease)(6)	The Netherlands	Global Sourcing and Supply	Sales and International Sourcing and Supply head office
Dalian (Lease)(7)	China	Global Sourcing and Supply	Grain processing
Shanghai (Lease)(8)	China	Global Sourcing and Supply	Sales office
Addis Ababa (Monthly)	Ethiopia	Global Sourcing and Supply	Coffee processing and warehouse
Humera (Lease)(9)	Ethiopia	Global Sourcing and Supply	Grain processing, warehouse and storage
Middenmeer (Lease)(10)	The Netherlands	Global Sourcing and Supply	Cocoa processing
Silistra	Bulgaria	Global Sourcing and Supply	Grain processing
Sofia (Lease)(11)	Bulgaria	Global Sourcing and Supply	Sales and administrative office
Heuvelton	New York	Value Added Ingredients	Ingredient processing
Cresco	Iowa	Value Added Ingredients	Grain milling
Louisville (Lease)(12)	Kentucky	Value Added Ingredients	Fiber processing
Cedar Rapids	Iowa	Value Added Ingredients	Fiber processing
Cambridge	Minnesota	Value Added Ingredients	Fiber processing
Cambridge (Lease)(13)	Minnesota	Value Added Ingredients	Storage
Fosston	Minnesota	Value Added Ingredients	Ingredient processing
Galesburg	Illinois	Value Added Ingredients	Ingredient processing
South Gate (Lease)(14)	California	Value Added Ingredients	Fruit ingredient processing, warehouse and distribution
Alexandria	Minnesota	Consumer Products	Aseptic packaging
Alexandria	Minnesota	Consumer Products	Ingredient processing
Alexandria	Minnesota	Consumer Products	Storage
Modesto (Lease)(15)	California	Consumer Products	Aseptic processing and packaging
San Bernardino (Lease)(16)	California	Consumer Products	Beverage processing, warehouse and distribution
Allentown (Lease)(17)	Pennsylvania	Consumer Products	Flexible re-sealable pouch processing and distribution
Brampton (Lease)(18)	Ontario	Consumer Products	Fruit snack sales and administrative office
Omak (Lease)(19)	Washington	Consumer Products	Fruit snack processing, warehouse and distribution
Carson City (Lease)(20)	Nevada	Consumer Products	Nutrition bar processing, warehouse and distribution
Summerland (Lease)(21)	British Columbia	Consumer Products	Administrative office
Buena Park (Lease)(22)	California	Consumer Products	Frozen fruit processing, warehouse and distribution
Cerritos (lease)(23)	California	Consumer Products	Sales and administration office

1	Leases have an expiry date of November 2019.	2	Lease has an expiry date of October 2017.
3	Lease has an expiry date of November 2023.	4	Lease has an expiry date of October 2015.
5	Lease has an expiry date of December 2016.	6	Lease has an expiry date of October 2022.
7	Lease has an expiry date of December 2014.	8	Lease has an expiry date of December 2014.
9	Lease has an expiry date of June 2014.	10	Lease has an expiry date of December 2017.
11	Lease has an expiry date of January 2014.	12	Lease has an expiry date of July 2020.
13	Lease has expiry date of December 2014.	14	Lease has an expiry date of June 2015.
15	Lease has an expiry date of May 2019.	16	Lease has an expiry date of February 2015.
17	Lease has an expiry date of April 2016.	18	Lease has an expiry date of November 2017.
19	Lease has an expiry date of May 2017.	20	Lease has an expiry date of December 2020.
21	Lease has an expiry date of September 2016.	22	Lease has an expiry date of May 2015.
23	Lease has an expiry date of August 2015.

SUNOPTA INC.	30	December 28, 2013 10-K

Opta Minerals

Opta Minerals operates from the following major locations, which are owned unless otherwise noted.

Location	State/Province/ Country	Reportable Segment	Facility Description
Waterdown	Ontario	Opta Minerals	Group head office, processing and distribution
Brantford (Lease)(1)	Ontario	Opta Minerals	Distribution and packing center
Bruno de Guigues	Quebec	Opta Minerals	Specialty sands processing
New Orleans (Lease)(2)	Louisiana	Opta Minerals	Abrasives processing and distribution
Norfolk	Virginia	Opta Minerals	Abrasives processing and distribution
Keeseville	New York	Opta Minerals	Garnet processing and distribution
Baltimore (Lease)(3)	Maryland	Opta Minerals	Abrasives processing
Hardeeville	South Carolina	Opta Minerals	Abrasives processing
Laval (Lease)(4)	Quebec	Opta Minerals	Minerals processing
Walkerton	Indiana	Opta Minerals	Minerals processing
Kosice (Lease)(5)	Slovakia	Opta Minerals	Minerals processing
Milan	Michigan	Opta Minerals	Minerals processing
Freeport (Lease)(6)	Texas	Opta Minerals	Abrasives processing
Tampa (Lease)(7)	Florida	Opta Minerals	Abrasives processing
Romans-sur-Isere	France	Opta Minerals	Minerals processing
Elyria (Lease)(8)	Ohio	Opta Minerals	Minerals processing
Regina	Saskatchewan	Opta Minerals	Minerals processing
Fernwood	Idaho	Opta Minerals	Mining and abrasives processing
Coeur d’Alene (Lease)(9)	Idaho	Opta Minerals	Manufacturing, assembly, distribution and offices
Ermsleben	Germany	Opta Minerals	Abrasives processing

1	Lease has an expiry date of April 2015.	2	Lease has an expiry date of May 2018.
3	Lease is month to month.	4	Lease has an expiry date of February 2017.
5	Lease is month to month.	6	Lease has an expiry date of March 2014.
7	Lease has an expiry date of January 2019.	8	Lease has an expiry date of January 2014.
9	Lease has an expiry date of September 2018.

Executive Offices

Our executive head office is located at 2838 Bovaird Drive West, Brampton, Ontario, a property we own.

Item 3. Legal Proceedings

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of certain legal proceedings, see note 19 of the Consolidated Financial Statements included elsewhere in this report.

Item 4. Mine Safety Disclosures

None.

SUNOPTA INC.	31	December 28, 2013 10-K

Executive Officers of the Registrant

The following is information concerning our executive officers and other significant officers as of the date of this report:

Name	Position with Company
Steven Bromley	Director and Chief Executive Officer
Robert McKeracher	Vice President and Chief Financial Officer
Hendrik Jacobs	President and Chief Operating Officer
John Ruelle	Chief Administrative Officer and Senior Vice President of Corporate Development and Secretary
Allan Routh	Director and former Senior Vice President, Business Development

Steven Bromley (Age 54) serves as Chief Executive Officer and a Director of the Company. Mr. Bromley joined the Company in June 2001, was appointed President in January 2005, and subsequently Chief Executive Officer in February 2007. Mr. Bromley was appointed to the Board of Directors of SunOpta on January 26, 2007. From June 2001 through September 2003, Mr. Bromley served as the Company’s Executive Vice President and Chief Financial Officer. Mr. Bromley was subsequently appointed as Chief Operating Officer and held this role until his appointment as Chief Executive Officer. In August 2012, Mr. Bromley relinquished the Presidency to Hendrik Jacobs, who joined SunOpta as President and Chief Operating Officer. Prior to joining the Company, Mr. Bromley spent over 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1997 to 1999 he served on the Board of Directors of Natrel Inc. Mr. Bromley is a Director of most of the Company’s subsidiaries, and since July 2004 has served on the Board of Directors of Opta Minerals which is approximately 66% owned by SunOpta.

Robert McKeracher (Age 37) serves as Vice President and Chief Financial Officer of the Company overseeing all financial reporting, compliance and corporate treasury activities. He previously served as Vice President of Financial Reporting for SunOpta from June 2008 until October 2011, and as Director of Financial Reporting from August 2007 to June 2008. Prior to joining the Company, Mr. McKeracher was the Manager of Business Planning and Treasury at Magna Entertainment Corp. from May 2003 to August 2007, after spending four years in public accounting in the assurance and business advisory practice at PriceWaterhouseCoopers LLP. Mr. McKeracher is a Chartered Professional Accountant, Chartered Accountant and holds a Bachelor of Commerce degree from The University of Toronto. In the past five years, Mr. McKeracher has not served on any reporting issuer’s Board of Directors.

Hendrik Jacobs (Age 53) joined the Company in August 2012 as President and Chief Operating Officer. Mr. Jacobs brings over 20 years of international sales, marketing, innovation, strategic development and general management experience to this role. Over the previous 11 years Mr. Jacobs held a number of progressively responsible positions with Tetra Pak, the world’s leading supplier of equipment and materials for the processing and packaging of liquid food products, with revenues of approximately $12 billion in 165 markets worldwide. In his last position with Tetra Pak, Mr. Jacobs served as Cluster Vice President for North Europe with responsibility for the United Kingdom, Ireland, Scandinavia and the Baltic States. Prior to this role, he served as Managing Director Benelux with responsibility for the Netherlands, Belgium and Luxemburg, as Vice President of Strategy and Planning with responsibility for setting long term technology and product development strategies, and as Vice President of Sales for TetraPak USA. Prior to joining Tetra Pak Mr. Jacobs held a number of international sales, marketing and general management positions with PepsiCo, Royal Dutch Ahold and the Coca-Cola Company. Mr. Jacobs holds a Masters of Business Administration degree from the American Graduate School of International Management and a Bachelor of Business Administration from Oregon State University. In the past five years, Mr. Jacobs has not served on any reporting issuer’s Board of Directors.

John Ruelle (Age 44) serves as Chief Administrative Officer and Senior Vice President of Corporate Development and Secretary. Mr. Ruelle was appointed to this position in January 2013. From October 2011 to January 2013, Mr. Ruelle served as Vice President and Chief Administrative Officer. Mr. Ruelle joined SunOpta in November 2007 as Vice President of Finance and Administration and Chief Financial Officer of the SunOpta Grains and Foods Group, the largest operating division of SunOpta at the time. Mr. Ruelle brought over 15 years of progressive food industry senior leadership experience with a focus on building foundational structures to achieve aggressive revenue and profitably growth through driving talent management, business processes and strategy linkage. Prior to joining SunOpta, Mr. Ruelle was Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Corporate Secretary for Restaurant Technologies, Inc. where he was co-founder and managed over 30 Greenfield start-ups. Earlier in his career he held various financial and operational roles with LaserMaster Technologies and was a Certified Public Accountant with Larson Allen, LLP. Mr. Ruelle has a Bachelor of Science degree from St. John’s University. In the past five years, Mr. Ruelle has not served on any reporting issuer’s Board of Directors.

SUNOPTA INC.	32	December 28, 2013 10-K

Allan Routh (Age 63) was elected to the Board of Directors in September 1999. Effective January 31, 2014, Mr. Routh retired from his management position of Senior Vice President, Business Development. Mr. Routh will continue to serve as a member of SunOpta’s Board of Directors and has entered into a three-year consulting agreement with the Company. Mr. Routh was formerly President of the Company’s former Grains and Foods Group and, prior to March 2003, was President and Chief Executive Officer of the SunRich Food Group, Inc., a wholly-owned subsidiary of the Company. Mr. Routh has been involved in the natural and organic food industry and soy industry organizations since 1984. In the past five years, Mr. Routh has not served on any other reporting issuer’s Board of Directors.

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

	NASDAQ		TSX
	High	Low	High	Low
	($)	($)	(Cdn $)	(Cdn $)
Fiscal 2013
First Quarter	7.57	5.58	7.57	5.57
Second Quarter	8.25	6.90	8.53	6.99
Third Quarter	10.40	7.62	10.67	7.99
Fourth Quarter	11.19	8.27	11.73	8.82
Fiscal 2012
First Quarter	5.56	4.13	5.52	4.21
Second Quarter	6.20	5.32	6.30	5.32
Third Quarter	6.71	4.86	6.55	4.92
Fourth Quarter	6.60	5.27	6.50	5.35

As of December 28, 2013, we had approximately 563 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financial agreements to which we are then a party and other factors considered relevant by our Board of Directors. Additionally, the terms of our existing credit facilities restrict our ability to pay dividends to shareholders. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

SUNOPTA INC.	33	December 28, 2013 10-K

Equity Compensation Plan Information

The following table provides information as of December 28, 2013 with respect to our common shares that may be issued under existing equity compensation plans.

Number of
Securities
Remaining
	Number of		Available for
	Securities to be	Weighted-	Future Issuance
	Issued Upon	Average Exercise	Under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plan (Excluding
	Options,	Options,	Securities
	Warrants, and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock incentive plans(1)	4,024,460	$5.85	2,172,811
Employee share purchase plan	N/A	N/A	1,363,771
Warrants	850,000	4.56	-
Total	4,874,460	$5.63	3,536,582

(1)

On May 28, 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”). On October 17, 2013, the Company registered 2,117,031 shares of its common stock for issuance under the 2013 Plan. The 2013 Plan reserves 1,250,000 common shares plus 867,031 additional common shares previously reserved and available for grant under the Company’s 2002 Stock Option Plan as Amended and Restated, May 2011 (the “2002 Plan”). The Company had previously reserved a total of 7,500,000 common shares under the 2002 Plan. As of May 28, 2013, the Company combined the 2002 Plan into the 2013 Plan and all subsequent equity awards under the 2002 Plan will be made under the 2013 Plan.

SUNOPTA INC.	34	December 28, 2013 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 31, 2008.

	2008	2009	2010	2011	2012	2013
SunOpta Inc.	100.00	214.01	498.09	307.01	356.05	612.74
Nasdaq Industrial Index	100.00	146.84	183.52	182.19	213.65	310.62
S&P/TSX Composite	100.00	130.69	149.57	133.02	137.03	151.18

Assumes that $100.00 was invested in our common shares and in each Index on December 31, 2008.

SUNOPTA INC.	35	December 28, 2013 10-K

Item 6. Selected Financial Data

We have completed a number of acquisitions and divestitures over the five fiscal periods presented below. For a listing of the acquisitions completed by SunOpta Foods and Opta Minerals, refer to Part I, Item 1 of this report entitled “Business”. In addition, for more information regarding acquisitions completed in fiscal years 2013, 2012 and 2011, see note 2 of the Consolidated Financial Statements contained in Item 8 of this report.

The following information for fiscal years 2013, 2012 and 2011 has been summarized from the Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes to fully understand the factors that may affect the comparability of the information presented below.

	2013 (1)		2012 (2)	2011 (3)		2010 (4)		2009
	$		$	$		$		$

Revenues	1,181,929		1,091,064	1,019,871		831,677		753,224
Earnings (loss) from continuing operations	(8,164	)(5)	22,968	16,230	(6)	16,635	(7)	(4,308	)(8)
Basic earnings (loss) per share from continuing operations	(0.12)		0.35	0.25		0.26		(0.07)
Diluted earnings (loss) per share from continuing operations	(0.12)		0.34	0.24		0.25		(0.07)

Total assets	705,935		707,310	631,503		609,300		551,290
Bank indebtedness	141,853		131,061	109,718		75,910		63,481
Long-term debt (including current portion)	49,008		58,198	52,264		64,732		87,189
Long-term liabilities (including current portion)	4,106		7,015	6,581		7,089		3,443

Exchange rates(9)
Closing	1.0704		0.9965	1.0170		0.9946		1.0510
Average	1.0303		1.0000	0.9900		1.0300		1.1415

(1)	Includes the results of operations of Organic Land Corporation OOD (acquired December 31, 2012) from the date of acquisition.

(2)	Includes the results of operations of WGI Heavy Metals, Incorporated (acquired August 29, 2012) and Babco Industrial Corp. (acquired February 10, 2012) from the respective dates of acquisition.

(3)	Includes the results of operations of Inland RC, LLC (acquired November 10, 2011) and Lorton’s Fresh Squeezed Juices, Inc. (acquired August 5, 2011) from the respective dates of acquisition.

(4)	Includes the results of operations of Edner of Nevada, Inc. (acquired December 14, 2010) and Dahlgren & Company, Inc. (acquired November 8, 2010) from the respective dates of acquisition.

(5)	Includes charges for the impairments of goodwill of $3,552, long-lived assets of $310 and investment of $21,495.

(6)	Includes a charge for the impairment of long-lived assets of $358 and a gain on sale of assets of $2,872.

(7)	Includes a charge for the impairment of long-lived assets of $7,549.

(8)	Includes a charge for the impairment of goodwill of $8,841.

(9)	Represents the rate of exchange for the U.S. dollar, expressed in Canadian dollars, based on the Bank of Canada exchange rates.

SUNOPTA INC.	36	December 28, 2013 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal period ended December 28, 2013 and includes information available to March 6, 2014, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

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

Overview

We operate in two industry segments:

  SunOpta Foods, which accounted for approximately 88% of fiscal 2013 revenues, sources, processes, packages and markets a wide range of natural, organic and specialty raw materials, ingredients and packaged food products, with a focus on value-added grain-, fiber- and fruit-based product offerings; and

  Opta Minerals, which accounted for approximately 12% of fiscal 2013 revenues, processes, distributes and recycles industrial minerals, silica-free abrasives, and specialty sands for use in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries.

For a more detailed description of our operating groups and their businesses, please see the “Business” section at Item 1 of the Form 10-K.

Operational Realignment

In the fourth quarter of 2013, we realigned the operating segments of SunOpta Foods to focus on three key “go-to-market” categories: raw material sourcing and supply; value-added ingredients; and consumer-packaged products. We believe this new operational structure better aligns with our integrated “field-to-table” business model and product portfolio. In addition, we believe this new structure better supports our strategy of growing our value-added packaged foods and ingredients portfolios, and leveraging our sourcing and supply capabilities and production capacity. Effective with the realignment, SunOpta Foods operates in the following three reportable segments: Global Sourcing and Supply (which aggregates our North American-based Raw Material Sourcing and Supply and European-based International Souring and Supply operating segments); Value Added Ingredients; and Consumer Products. The Opta Minerals operating segment remained unchanged. The segmented operations information provided in the Consolidated Financial Statements and this MD&A for the current and comparative periods has been restated to reflect these realigned reportable segments.

SUNOPTA INC.	37	December 28, 2013 10-K

Business Development

Expansion of Aseptic Processing and Packaging Operations

In the second half of 2013, we expanded our aseptic processing and packaging operations in Modesto, California and Alexandria, Minnesota with the installation of an additional multi-serve filler (liter/quart) at each operation, as well as two single-serve (200/250ml) fillers at the Modesto operation. The addition of further processing and packaging capabilities was in response to continued growth in the non-dairy and alternative beverage categories that we currently serve, as well as adjacent categories such as organic dairy and nutritional beverages. The new fillers also provide unique capabilities and are expected to provide opportunities to bring new and innovative products in a new aseptic package format to the market, which we expect will further enhance the profitability of these operations.

Cocoa Processing Facility

In the third quarter of 2013, we completed the construction of our cocoa processing facility in Middenmeer, the Netherlands, which will specialize in the processing of organic and fair trade certified cocoa beans into derivatives, such as organic cocoa powder, butter, and liquor. Operating as “Crown of Holland”, the facility provides needed capacity to accommodate our organic and specialty cocoa business that was previously processed by third parties. All cocoa beans processed at this facility are expected to be sourced internally through Global Sourcing and Supply. The facility will have an annual processing capacity of approximately 9,000 metric tons of raw cocoa when fully operational late in the first half of 2014.

Pouch Filling Operation

In the third quarter of 2013, we completed the commissioning of the third and fourth flexible re-sealable pouch filling lines at our facility located in Allentown, Pennsylvania. As the first two filling lines at the Allentown facility had reached capacity through committed long-term contracts, we installed these two additional lines to create additional capacity to meet demand. The flexible re-sealable pouch is applicable to a wide range of product categories including natural and organic fruit and vegetable snacks, apple sauces, tomato products, baby food, yogurts, toppings, and a variety of beverages.

Bulgarian Processing Operation

On December 31, 2012, we acquired a grains handling and processing facility located in Silistra, Bulgaria and operated as the Organic Land Corporation OOD (“OLC”), for cash consideration of $3,898. The facility is located near a protected and chemical free agricultural area, which produces organic products including sunflower, flax seed, corn, barley and soybeans. We had been sourcing non-genetically modified (“non-GMO”) sunflower kernel from OLC since late 2011. This acquisition diversified our non-GMO and organic sunflower processing operations and should allow us to expand our capabilities into the other organic products grown in the region. OLC’s operations are included in Global Sourcing and Supply.

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

SUNOPTA INC.	38	December 28, 2013 10-K

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

Lorton’s Fresh Squeezed Juices, Inc.

In August 2011, we completed the acquisition of the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”) for cash consideration of $2,500. Located in San Bernardino, California, Lorton’s is an integrated producer of a variety of citrus based products in both industrial and packaged formats. This acquisition expanded our integrated operations into the extracting, processing and packaging of citrus-based ingredients through consumer packaged products, and provided increased capacity for future growth and expansion. In 2013, we initiated a retrofit and expansion of the San Bernardino facility, with an increased focus on its filling and extraction capabilities, which is expected to be completed in the second quarter of 2014. The San Bernardino operation is included in Consumer Products.

Impairment Loss on Investment

On August 31, 2010, we sold 100% of our ownership interest in SunOpta BioProcess Inc. to Mascoma Corporation (“Mascoma”) in exchange for an equity ownership position in Mascoma, consisting of preferred stock, common stock and warrants to purchase common stock of Mascoma. The fair value of the non-cash consideration received was estimated to be $33,345 as of the date of sale, and we recognized a non-cash gain on sale in discontinued operations in the third quarter of 2010. We account for our investment in Mascoma using the cost method, as we do not have the ability to exercise significant influence over the operating and financial policies of Mascoma.

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

As at June 29, 2013, we concluded that the $33,845 carrying value of our investment in Mascoma was impaired and that the impairment was other-than-temporary, based on information provided by Mascoma and consideration of external factors. We completed a valuation analysis based on information available to us and determined that the fair value of our investment in Mascoma was $12,350 at June 29, 2013. As a result, we recorded an other-than-temporary impairment loss of $21,495 in the second quarter of 2013.

Goodwill Impairment

Opta Minerals performed its annual impairment test for goodwill as at September 30, 2013, and recognized a non-cash goodwill impairment loss of $3,552 related to one of its reporting units in the third quarter of 2013. Due to increased competition and reduced demand for industrial minerals in markets along the U.S. east coast, the operating profits and cash flows of the reporting unit were lower than expected in the fourth quarter of 2012 and first three quarters of 2013, reflecting reduced sales volumes, price concessions causing lower gross margins, and lower utilization of plant capacity. The goodwill associated with the reporting unit was fully deductible for tax purposes

Strategic Divestitures

Purity Life Natural Health Products

On June 5, 2012, we completed the sale of Purity Life Natural Health Products (“Purity”), our Canadian natural health products distribution business, for consideration of $13,443 (Cdn $14,000) in cash at closing. The divestiture of Purity completed our exit from all non-core distribution businesses. Purity was formerly part of the former International Foods Group operating segment.

SUNOPTA INC.	39	December 28, 2013 10-K

Colorado Sun Oil Processing LLC

In August 2011, we disposed of our interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture to Colorado Mills, LLC (“Colorado Mills”) pursuant to the outcome of related bankruptcy proceedings. CSOP operated a vegetable oil refinery adjacent to Colorado Mills’ sunflower crush plant and was formerly part of the former Grains and Foods Group operating segment. The operating results of CSOP were reclassified to discontinued operations, which included a pre-tax charge of $5,246 in the fourth quarter of 2011 related to a separate arbitration ruling in favor of Colorado Mills in respect of the joint venture agreement. On June 18, 2013, we reached an agreement with Colorado Mills to settle the arbitration proceeding. In connection with the settlement, we paid Colorado Mills $5,884, consisting of cash and equipment in use at the CSOP refinery. The expenses of CSOP included in discontinued operations for the years ended December 28, 2013 and December 29, 2012, related to legal fees and period interest costs we incurred in connection with the arbitration proceeding.

Frozen Fruit Processing Assets

In June 2011, we completed the sale of land and buildings in Irapuato, Mexico to parties related to Fruvemex Mexicali, S.A. de C.V. (“Fruvemex”). In addition, in April 2011, we sold our frozen fruit processing assets in Rosarito and Irapuato, Mexico to Fruvemex. As part of this transaction we entered into a strategic raw material supply agreement with Fruvemex. These assets were included in the former Fruit Group operating segment. Aggregate consideration related to these transactions amounted to $5,650. In May 2011, the former Fruit Group also completed the sale of frozen fruit processing equipment located in Salinas, California for cash consideration of $1,773.

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

Inventory

Inventory is our largest current asset and consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost, measured on a weighted-average cost basis, or estimated net realizable value except for certain grain inventories that are carried at market value. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory. These factors include the age of inventory, the amount of inventory held by type, future demand for products, and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from our estimated value of inventory. We perform a review of our inventory by reporting unit and product line on a quarterly basis. Note 6 of the Consolidated Financial Statements provides an analysis of the movements in the inventory reserve.

SUNOPTA INC.	40	December 28, 2013 10-K

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

As at June 29, 2013, we concluded that our investment in Mascoma was impaired and, as a result, we recorded an other-than-temporary impairment loss in the second quarter of 2013 (as described above under “Impairment Loss on Investment”).

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

In the third quarter of 2013, Opta Minerals recorded an impairment charge of $310 to write down certain long-term licensing arrangements that were not recoverable due to a decline in the cash flows generated under these arrangements. There was no indication of impairment of intangible assets based on the evaluation done for fiscal 2012. In fiscal 2011, we recorded an impairment charge of $6,025 related to write-down of intangible assets of Purity, which amount has been reclassified to discontinued operations as a result of the divestiture of Purity, and $270 related to intangible assets of our frozen foods operation.

SUNOPTA INC.	41	December 28, 2013 10-K

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

We measure the fair value of reporting units using discounted cash flows. Because the business is assumed to continue in perpetuity, the discounted cash flows include a terminal value. Cash flows to perpetuity are forecasted based on projected revenue growth and our planned business strategies in future periods. Examples of planned strategies would include a plant or line expansion at an existing facility; a reduction of working capital at a specific location; and price increases or cost reductions within a reporting unit. The discount rate is based on a reporting unit’s targeted weighted-average cost of capital, which is not necessarily the same as our weighted-average cost of capital. These assumptions are subject to change and are impacted by our ability to achieve our forecasts and by economic conditions that may impact future results and result in projections not being attained. Each year we re-evaluate the assumptions used to reflect changes in the business environment.

We perform our annual quantitative test for goodwill impairment related to the reporting units of SunOpta Foods as of the beginning of the fourth quarter. Based on the quantitative testing performed as at September 29, 2013 (the first day of the fourth quarter), we determined that none of the goodwill associated with the SunOpta Foods reporting units was impaired. In addition, a hypothetical 10% decrease in the fair value of each reporting unit would not have triggered additional impairment testing.

Goodwill related to the reporting units of Opta Minerals was tested at the end of the third quarter. Based on the quantitative testing performed at Opta Minerals as at September 30, 2013, we recorded a goodwill impairment loss of $3,552 related to one of Opta Minerals’ reporting units in the third quarter of 2013 (as described above under “Goodwill Impairment”). The fair value of the reporting unit was estimated based on the expected present value of future cash flows, which included the following assumptions: (i) an estimated cumulative average operating income growth rate from 2014 to 2017 of 25.7%; (ii) a projected long-term annual operating income growth rate of 2.5%; and (iii) a risk-adjusted discount rate of 14.0% . There was no indication of goodwill impairment related to the other reporting units of Opta Minerals based on the testing done as at September 30, 2013. As at November 30, 2013, Opta Minerals identified certain additional impairment indicators upon approval of its budget for fiscal 2014, which resulted in additional impairment tests being performed. These tests did not, however, result in any additional goodwill impairment losses. Given the timing of the budget approval process, Opta Minerals will now perform its annual impairment tests as at November 30.

There was no indication of goodwill impairment associated with the reporting units of either SunOpta Foods or Opta Minerals based on the testing done for fiscal years 2012 and 2011.

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

SUNOPTA INC.	42	December 28, 2013 10-K

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

Contingencies

We make estimates for payments that are contingent on the outcome of uncertain future events. These contingencies include accrued but unpaid bonuses; tax-related matters; and claims or litigation. In establishing our estimates, we consider historical experience with similar contingencies and the progress of each contingency, as well as the recommendations of internal and external advisors and legal counsel. We re-evaluate all contingencies as additional information becomes available; however, given the inherent uncertainties, the ultimate amount paid could differ from our estimates.

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

In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet. We also estimate the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and as a result actual results may differ from forecasts. We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances. If different judgments had been used, our income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with our assessment. Note 14 of the Consolidated Financial Statements provides an analysis of the changes in the valuation allowance and the components of our deferred tax assets.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could differ from our accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Stock-Based Compensation

We maintain a stock incentive plan under which stock options and other stock-based awards may be granted to selected employees and directors. For grants of stock options, we are required to estimate a number of inputs at each grant date, such as the estimated life of the option, future stock price volatility, and the forfeiture rate used in the Black-Scholes option-pricing model to determine a fair value for the options granted to employees or non-employee directors. Prior to fiscal 2012, the expected life and forfeiture rate of a stock option was based on historical exercise and forfeiture patterns; however, commencing in fiscal 2012, expected life of a stock option was determined using the simplified method, as we changed the term of our stock option grants from six years to 10 years and, as a result, our historical exercise data no longer provided a reasonable basis upon which to estimate expected life. Future stock price volatility is based on historical volatility of our common shares over the expected life of the stock option. Once determined at the grant date, the fair value of the stock option award is recorded over the vesting period of the options granted. Refer to note 12 of the Consolidated Financial Statements for disclosure of the inputs used to determine the fair value of stock-based compensation.

SUNOPTA INC.	43	December 28, 2013 10-K

Results of Fiscal 2013 Operations Compared With Results of Fiscal 2012 Operations

	December 28, 2013	December 29, 2012	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	1,040,494	964,413	76,081	7.9%
Opta Minerals	141,435	126,651	14,784	11.7%
Total Revenue	1,181,929	1,091,064	90,865	8.3%

Gross Profit
SunOpta Foods	107,444	107,032	412	0.4%
Opta Minerals	23,804	26,705	(2,901)	-10.9%
Total Gross Profit	131,248	133,737	(2,489)	-1.9%

Segment Operating Income (Loss)(1)
SunOpta Foods	40,741	42,911	(2,170)	-5.1%
Opta Minerals	6,731	10,062	(3,331)	-33.1%
Corporate Services	(8,390)	(6,001)	(2,389)	-39.8%
Total Segment Operating Income	39,082	46,972	(7,890)	-16.8%

Other expense, net	7,049	2,194	4,855	221.3%
Goodwill impairment	3,552	-	3,552	n/m
Earnings from continuing operations before the following	28,481	44,778	(16,297)	-36.4%
Interest expense, net	7,860	9,333	(1,473)	-15.8%
Impairment loss on investment	21,495	-	21,495	n/m
Provision for income taxes	7,780	10,934	(3,154)	-28.8%
Earnings (loss) from continuing operations	(8,654)	24,511	(33,165)	-135.3%
Earnings (loss) attributable to non-controlling interests	(490)	1,543	(2,033)	-131.8%
Earnings (loss) from discontinued operations, net of taxes	(360)	448	(808)	-180.4%
Gain on sale of discontinued operations, net of taxes	-	808	(808)	-100.0%

Earnings (loss) attributable to SunOpta Inc.	(8,524)	24,224	(32,748)	-135.2%

(1)

When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items and goodwill impairment losses determined in accordance with U.S. GAAP. This measure is the basis on which management, including the Chief Executive Officer, assesses the underlying performance of our operating segments. We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our core operating performance. However, the non-GAAP measure of operating income should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of “segment operating income (loss)” to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	44	December 28, 2013 10-K

	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Corporate	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	Services	idated
	$	$	$	$	$	$	$
December 28, 2013
Segment operating income (loss)	7,622	7,895	25,224	40,741	6,731	(8,390)	39,082
Other expense, net	(281)	(472)	(5,164)	(5,917)	(1,122)	(10)	(7,049)
Goodwill impairment	-	-	-	-	(3,552)	-	(3,552)
Earnings (loss) from continuing operations before the following	7,341	7,423	20,060	34,824	2,057	(8,400)	28,481

December 29, 2012
Segment operating income (loss)	14,137	7,975	20,799	42,911	10,062	(6,001)	46,972
Other income (expense), net	(81)	(246)	296	(31)	(1,175)	(988)	(2,194)
Earnings (loss) from continuing operations before the following	14,056	7,729	21,095	42,880	8,887	(6,989)	44,778

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

(2)

When assessing our financial performance, we use an internal measure that excludes other income/expense items and impairment losses from earnings (loss) attributable to SunOpta Inc. determined in accordance with U.S. GAAP. We believe that the identification of these items enhances an analysis of our financial performance when comparing our operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of “adjusted earnings from continuing operations” from “earnings (loss) attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

		Per Diluted Share
	$	$
Loss attributable to SunOpta Inc.	(8,524)	(0.13)
Loss from discontinued operations, net of income taxes	(360)	(0.01)
Loss from continuing operations attributable to SunOpta Inc.	(8,164)	(0.12)
Adjusted for:
Impairment loss on investment (net of taxes of $nil)	21,495	0.32
Goodwill impairment (net of taxes of $1,252 and non-controlling interest of $780)	1,520	0.02
Other expense, net (net of taxes of $2,644 and non-controlling interest of $266)	4,139	0.06
Adjusted earnings from continuing operations	18,990	0.28

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

Revenues for the year ended December 28, 2013 increased by 8.3% to $1,181,929 from $1,091,064 for the year ended December 29, 2012. Revenues in SunOpta Foods increased by 7.9% to $1,040,494 and revenues in Opta Minerals increased by 11.7% to $141,435. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 7% on a consolidated basis and approximately 9% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods was strong demand and pricing for organic feed in the first half of 2013; higher sales volumes of value-added aseptically packaged beverage and re-sealable pouch products; strong sales of organic ingredients in the U.S. and Europe; and higher volumes and improved pricing for fruit ingredients and retail frozen foods. These factors were partially offset by declines in volumes and pricing for roasted sunflower and related by-product sales; and lower volumes and pricing for fiber ingredients. At Opta Minerals, the increase in revenues reflected incremental revenues from WGI (acquired August 2012), partially offset by lower base sales of steel and magnesium products due to cyclical slowdowns in the steel and infrastructure sectors.

SUNOPTA INC.	45	December 28, 2013 10-K

Gross profit decreased $2,489, or 1.9%, to $131,248 for the year ended December 28, 2013, compared with $133,737 for the year ended December 29, 2012. As a percentage of revenues, gross profit for the year ended December 28, 2013 was 11.1% compared to 12.3% for the year ended December 29, 2012, a decrease of 1.2% . The decrease in gross profit percentage primarily reflected reduced sunflower roasting volumes and pricing, as well as lower processing efficiencies and yields; startup costs related to our cocoa processing facility in the Netherlands, as well as commodity hedging losses related to cocoa futures; lower production volumes and higher input costs for fiber ingredients; expansion and retrofit costs at our integrated juice production facility in San Bernardino, California; and costs related to the rationalization of certain consumer-packaged product lines. In addition, our Allentown, Pennsylvania re-sealable pouch processing facility experienced down time and delays in shipments of finished product in the fourth quarter of 2013, as a result of a voluntary recall of pouch products initiated by a customer in November 2013. The Allentown facility resumed regular operations in December 2013, and shipments of finished pouch products to this customer recommenced in January 2014. All of these factors were partially offset by the strong growth in higher margin consumer packaged aseptic beverage and re-sealable pouch products (notwithstanding the negative impact of the customer’s voluntary recall); higher pricing and production volumes for fruit ingredients and retail frozen foods; and favorable margins on organic feed sales mainly in the first half of 2013. The decline in gross profit percentage at Opta Minerals reflected an unfavorable product mix due to lower sales volumes of higher margin steel and magnesium products.

Total segment operating income for the year ended December 28, 2013 decreased by $7,890, or 16.8%, to $39,082, compared with $46,972 for the year ended December 29, 2012. As a percentage of revenue, segment operating income was 3.3% for the year ended December 28, 2013, compared with 4.3% for the year ended December 29, 2012. The decrease in segment operating income reflected lower overall gross profit as described above, as well as a $6,162 increase in selling, general and administrative (“SG&A”) expenses, primarily related to higher compensation and other costs related to increased headcount within the European operations of Global Sourcing and Supply, and the acquisition of WGI by Opta Minerals, as well as costs related to segment realignment efforts within SunOpta Foods. These factors were partially offset by the favorable impact of foreign exchange movements for the U.S. dollar relative to the euro and Canadian dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the year ended December 28, 2013 of $7,049 included a provision for expected costs associated with the customer’s voluntary recall of pouch products; severance and other costs incurred by Opta Minerals in connection with rationalization and integration efforts at WGI; employee severance and other costs in connection with the closure of the Chelmsford, Massachusetts administrative offices of the former Ingredients Group and the idling of the Fargo, North Dakota grains processing facility of Global Sourcing and Supply; an impairment charge of $310 to write down certain intangible assets of Opta Minerals; and transaction costs in connection with the acquisition of OLC. Other expense of $2,194 for the year ended December 29, 2012 included accrued severance payable to a former executive officer and employee severance and other costs in connection with the rationalization of a number of operations and functions within SunOpta Foods in an effort to streamline operations, which included a reduction in our salaried workforce of approximately 6%, as well as transaction costs incurred by Opta Minerals related to the acquisitions of WGI and Babco.

In the third quarter of 2013, Opta Minerals recognized a goodwill impairment loss of $3,552 (as described above under “Goodwill Impairment”).

The decrease in interest expense of $1,473 to $7,860 for the year ended December 28, 2013, compared with $9,333 for the year ended December 29, 2012, reflected lower borrowing costs associated with the renewal of our syndicated credit facilities in July 2012, partially offset by higher borrowings at Opta Minerals to fund working capital and the acquisition of WGI.

In the second quarter of 2013, we recognized an impairment loss of $21,495 on our equity investment in Mascoma (as described above under “Impairment Loss on Investment”).

The provision for income tax for the year ended December 28, 2013 was $7,780, or 37.7% of earnings before taxes (excluding the impairment loss on investment, for which the related deferred income tax asset is considered more likely than not to be unrealized), compared with $10,934, or 30.8% of earnings before taxes, for the year ended December 29, 2012, which reflected an increase in the effective tax rate in 2013 related to pre-tax losses in jurisdictions where a full valuation allowance is recorded against tax loss carryforwards, and a decrease in the effective tax rate in 2012 related to the impacts of changes in enacted tax rates and realizability of non-capital loss carryforwards.

Loss from continuing operations for the year ended December 28, 2013 was $8,654, which includes the goodwill impairment loss and impairment loss on investment, as compared to earnings of $24,511 for the year ended December 29, 2012, a decrease of $33,165 or 135.3% . Diluted loss per share from continuing operations was $0.12 for the year ended December 28, 2013, compared with diluted earnings per share of $0.34 for the year ended December 29, 2012.

SUNOPTA INC.	46	December 28, 2013 10-K

Loss attributable to non-controlling interests for the year ended December 28, 2013 was $490, compared with earnings of $1,543 for the year ended December 29, 2012. The $2,033 decrease reflected lower earnings at Opta Minerals, including the impact of the goodwill impairment loss, net of taxes.

Loss from discontinued operations, net of income taxes, of $360 for the year ended December 28, 2013, reflected legal fees and interest costs in connection with the arbitration proceeding related to the CSOP joint venture agreement. Earnings from discontinued operations of $448 for the year ended December 29, 2012 reflected the results of Purity, as well as proceeds received on the settlement of the CSOP bankruptcy proceedings, partially offset by legal fees and interest costs related to the CSOP arbitration proceedings. In addition, we recognized a gain on sale of discontinued operations, net of taxes, of $808 related to the divestiture of Purity in 2012.

On a consolidated basis, we recorded a loss of $8,524 (diluted loss per share of $0.13) for the year ended December 28, 2013, compared with earnings of $24,224 (diluted earnings per share of $0.36) for the year ended December 29, 2012.

Adjusting for the impairment loss on investment, goodwill impairment and other expense, net, adjusted earnings from continuing operations for the year ended December 28, 2013 were $18,990 or $0.28 per diluted share.

SUNOPTA INC.	47	December 28, 2013 10-K

Segmented Operations Information

SunOpta Foods
For the year ended	December 28, 2013	December 29, 2012	Change	% Change

Revenue	1,040,494	964,413	76,081	7.9%
Gross Margin	107,444	107,032	412	0.4%
Gross Margin %	10.3%	11.1%		-0.8%

Operating Income	40,741	42,911	(2,170)	-5.1%
Operating Income %	3.9%	4.4%		-0.5%

SunOpta Foods contributed $1,040,494 or 88.0% of consolidated revenue for the year ended December 28, 2013, compared to $964,413 or 88.4% of consolidated revenues for the year ended December 29, 2012, an increase of $76,081. Revenues in SunOpta Foods increased 7.9% compared to the year ended December 28, 2013. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 9% in SunOpta Foods. The table below explains the increase in revenue by segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenue for the year ended December 29, 2012	$964,413
Increase in Global Sourcing and Supply	30,434
Increase in Value Added Ingredients	7,606
Increase in Consumer Products	38,041
Revenue for the year ended December 28, 2013	$1,040,494

Gross margin in SunOpta Foods increased by $412 for the year ended December 28, 2013 to $107,444, or 10.3% of revenues, compared to $107,032, or 11.1% of revenues for the year ended December 29, 2012. The table below explains the increase in gross margin by segment:

SunOpta Foods Gross Margin Changes
Gross Margin for the year ended December 29, 2012	$107,032
Decrease in Global Sourcing and Supply	(4,273)
Decrease in Value Added Ingredients	(504)
Increase in Consumer Products	5,189
Gross Margin for the year ended December 28, 2013	$107,444

SUNOPTA INC.	48	December 28, 2013 10-K

Operating income in SunOpta Foods decreased by $2,170 for the year ended December 28, 2013 to $40,741 or 3.9% of revenues, compared to $42,911 or 4.4% of revenues for the year ended December 29, 2012. The table below explains the decrease in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the year ended December 29, 2012	$42,911
Increase in gross margin, as noted above	412
Increase in foreign exchange gains	242
Increase in SG&A costs	(2,824)
Operating Income for the year ended December 28, 2013	$40,741

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Sourcing and Supply	December 28, 2013	December 29, 2012	Change	% Change

Revenue	529,888	499,454	30,434	6.1%
Gross Margin	40,071	44,344	(4,273)	-9.6%
Gross Margin %	7.6%	8.9%		-1.3%

Operating Income	7,622	14,137	(6,515)	-46.1%
Operating Income %	1.4%	2.8%		-1.4%

Global Sourcing and Supply contributed $529,888 in revenues for the year ended December 28, 2013, compared to $499,454 for the year ended December 29, 2012, a $30,434 or 6.1% increase. The table below explains the increase in revenue:

Global Sourcing and Supply Revenue Changes
Revenue for the year ended December 29, 2012	$499,454
Increased volumes in the North American market for feed ingredients, seeds, nuts and fruits	24,555
Increased prices for organic commodities including feed ingredients, sweeteners, fruits, nuts and seeds, partially offset by lower coffee prices	8,066
Improved pricing for commodity corn and commodity soy	4,255
Favorable impact on revenues in our European operations due to the stronger euro relative to the U.S. dollar	3,403
Increased volumes of fruits, feed ingredients and other organic commodities in our European operations	3,171
Lower volumes of commodity corn and commodity soy	(7,527)
Lower agronomy sales domestically, due in part to a poor planting season, and internationally	(3,521)
Lower domestic roasted sunflower sales partially offset by increased raw sunflower sales in our European operations	(1,968)
Revenue for the year ended December 28, 2013	$529,888

SUNOPTA INC.	49	December 28, 2013 10-K

Gross margin in Global Sourcing and Supply decreased by $4,273 to $40,071 for the year ended December 28, 2013, compared to $44,344 for the year ended December 29, 2012, and the gross margin percentage decreased by 1.3% to 7.6% . The decrease in gross margin as a percentage of revenue was due to lower sunflower processing yields and decreased by-product values, due in part to smaller and lighter weight seeds; start-up costs related to our new cocoa processing facility, including mark-to-market losses recorded on commodity cocoa futures contracts; and unfavorable margins realized on specialty coffee due to a decline in market prices. The table below explains the decrease in gross margin:

Global Sourcing and Supply Gross Margin Changes
Gross Margin for the year ended December 29, 2012	$44,344
Lower sunflower volumes combined with unfavorable processing yields and reduced by-product recovery values	(5,383)
Start-up and product testing costs related to our cocoa processing facility and loss on commodity futures contracts for cocoa	(2,380)
Increased volume and favorable product mix for organic fruit, nuts and seeds, partially offset by losses on coffee due to declining market prices	2,662
Margin impact on improved pricing on commodity corn and soy, partially offset by lower volumes	599
Favorable impact on gross margin in our European operations due to the stronger euro relative to the U.S. dollar	229
Gross Margin for the year ended December 28, 2013	$40,071

Operating income in Global Sourcing and Supply decreased by $6,515 or 46.1% to $7,622 for the year ended December 28, 2013, compared to $14,137 for the year ended December 29, 2012. The table below explains the decrease in operating income:

Global Sourcing and Supply Operating Income Changes
Operating Income for the year ended December 29, 2012	$14,137
Decrease in gross margin, as explained above	(4,273)
Higher compensation expenses primarily due to expansion in our European operations	(1,337)
Increase in corporate cost allocations	(491)
Increased professional fees, IT, travel, marketing, rent and other office expenses	(416)
Unfavorable impact on euro borne SG&A spending in our European operations due to the stronger euro relative to the U.S. dollar	(237)
Decrease in foreign exchange losses	239
Operating Income for the year ended December 28, 2013	$7,622

Looking forward, we believe Global Sourcing and Supply is well positioned in the growing natural and organic food categories. We intend to focus our efforts on (i) growing our identity preserved, non-GMO and organic grains business; (ii) leveraging our international sourcing and supply capabilities, and forward and backward integrating where opportunities exist; (iii) expanding our processing expertise and increasing our value-added capabilities (including our new cocoa processing facility in the Netherlands and integrated grains handling and processing facility in Bulgaria); and (iv) expanding our international sales base via strategic relationships for procurement of product to drive incremental sales volume. Our long-term target for Global Sourcing and Supply is to achieve a segment operating margin of 4% to 5%, which assumes we are able to secure a consistent quantity and quality of natural and organic raw materials, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	50	December 28, 2013 10-K

Value Added Ingredients	December 28, 2013	December 29, 2012	Change	% Change

Revenue	131,157	123,551	7,606	6.2%
Gross Margin	17,965	18,469	(504)	-2.7%
Gross Margin %	13.7%	14.9%		-1.2%

Operating Income	7,895	7,975	(80)	-1.0%
Operating Income %	6.0%	6.5%		-0.5%

Value Added Ingredients contributed $131,157 in revenues for the year ended December 28, 2013, compared to $123,551 for the year ended December 29, 2012, a $7,606 or 6.2% increase. The table below explains the increase in revenue:

Value Added Ingredients Revenue Changes
Revenue for the year ended December 29, 2012	$123,551
Higher volumes and improved pricing for industrial and food service fruit ingredients	12,841
Decrease in volume and pricing for fiber ingredients, partially offset by higher grain-based ingredient sales	(5,235)
Revenue for the year ended December 28, 2013	$131,157

Gross margin in Value Added Ingredients decreased by $504 to $17,965 for the year ended December 28, 2013, compared to $18,469 for the year ended December 29, 2012, and the gross margin percentage decreased by 1.2% to 13.7% . The decrease in gross margin as a percentage of revenue was due to pricing pressures, higher production costs and higher input costs in fiber products and grains-based ingredients, partially offset by favorable pricing and improved plant efficiencies in fruit ingredients due in part to higher production levels. The table below explains the decrease in gross margin:

Value Added Ingredients Gross Margin Changes
Gross Margin for the year ended December 29, 2012	$18,469
Lower volume and pricing of fiber products and grain-based ingredients combined with reduced efficiencies resulting from lower production volume and higher input costs	(4,452)
Higher contribution from improved pricing and production volumes of fruit ingredients	3,948
Gross Margin for the year ended December 28, 2013	$17,965

Operating income in Value Added Ingredients decreased by $80, or 1.0%, to $7,895 for the year ended December 28, 2013, compared to $7,975 for the year ended December 29, 2012. The table below explains the decrease in operating income:

Value Added Ingredients Operating Income Changes
Operating Income for the year ended December 29, 2012	$7,975
Decrease in gross margin, as explained above	(504)
Decrease in corporate cost allocations	(112)
Decrease in compensation costs and reduced general office expenses due mainly to closure and consolidation of the former administrative office and functions	536
Operating Income for the year ended December 28, 2013	$7,895

SUNOPTA INC.	51	December 28, 2013 10-K

Looking forward, we intend to concentrate on growing Value Added Ingredient’s fiber products and fruit- and grains-based ingredients portfolios and customer base through product and process innovation and diversification. We intend to continue to introduce alternative fiber offerings of our own and have recently introduced both rice and cellulose fibers. We also expect to leverage our grain-based ingredient capabilities, as demand for grain in diet continues to grow, and also leverage our expanded aseptic fruit ingredient line at our South Gate, California facility to drive incremental volumes and cost savings. The focus of Value Added Ingredients continues to revolve around a culture of innovation and continuous improvement, to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for Value Added Ingredients is to realize segment operating margins of 8% to 10%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, increased competition, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

Consumer Products	December 28, 2013	December 29, 2012	Change	% Change

Revenue	379,449	341,408	38,041	11.1%
Gross Margin	49,408	44,219	5,189	11.7%
Gross Margin %	13.0%	13.0%		0.0%

Operating Income	25,224	20,799	4,425	21.3%
Operating Income %	6.6%	6.1%		0.5%

Consumer Products contributed $379,449 in revenues for the year ended December 28, 2013, compared to $341,408 for the year ended December 29, 2012, a $38,041 or 11.1% increase. The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenue for the year ended December 29, 2012	$341,408
Increased volume and pricing on aseptically packaged beverages	22,155
Increased sales of re-sealable pouch products	16,362
Higher private label retail frozen foods volume	8,116
Decreased sales of industrial frozen foods due to exiting the category	(3,748)
Decrease in brokerage sales as certain revenues were reported on a gross basis rather than net in the same period in the prior year	(3,090)
Lower private label retail beverage volume	(1,400)
Lower sales of healthy fruit and nutritional snacks due to increased competitive pressures	(354)
Revenue for the year ended December 28, 2013	$379,449

SUNOPTA INC.	52	December 28, 2013 10-K

Gross margins in Consumer Products increased by $5,189 to $49,408 for the year ended December 28, 2013, compared to $44,219 for the year ended December 29, 2012, and the gross margin percentage did not change at 13.0% .. Gross margin as a percentage of revenue was favorably impacted by improved pricing and product mix in our aseptic beverage and frozen foods categories, offset by costs associated with re-positioned and rationalized product lines at healthy snacks; costs associated with the expansion and retrofit of our premium juice facility and unfavorable absorption associated with the retrofit of our San Bernardino juice production facility; and production downtime due to the voluntary recall of re-sealable pouch products by a customer. The table below explains the increase in gross margin:

Consumer Products Gross Margin Changes
Gross Margin for the year ended December 29, 2012	$44,219
Higher volume and improved pricing on aseptically packaged beverages	4,816
Higher margin realized on retail format frozen food sales and decreased storage costs as a result of lower inventory levels, partially offset by inventory write-downs related to discontinued product lines	1,016
Margin impact on increased volume of re-sealable pouch products, partially offset by the product recall in the fourth quarter of 2013 leading to production down time and extra costs	381
Lower margins realized on reduced sales and production volumes of healthy snacks, as well as rationalized product lines	(545)
Decreased margin due to lower private label retail beverage volume and higher costs due the expansion and retrofit of our premium juice facility	(479)
Gross Margin for the year ended December 28, 2013	$49,408

Operating income in Consumer Products increased by $4,425, or 21.3%, to $25,224 for the year ended December 28, 2013, compared to $20,799 for the year ended December 29, 2012. The table below explains the increase in operating income:

Consumer Products Operating Income Changes
Operating Income for the year ended December 29, 2012	$20,799
Increase in gross margin, as explained above	5,189
Lower professional fees and bad debt	280
Increase in corporate cost allocations	(1,044)
Operating Income for the year ended December 28, 2013	$25,224

Looking forward, we expect improvements in margins and operating income from Consumer Products through the growth of our aseptic and non-aseptic beverage, pouch, snack and frozen food offerings. We remain customer focused and continue to explore new ways to bring new value-added packaged products and processes to market, leveraging our global raw material sourcing and supply capabilities. We expect the new multi-serve fillers at our Alexandria, Minnesota and Modesto, California facilities as well as the new single-serve fillers at Modesto will further enhance our ability to serve the non-dairy alternative beverage category with both new and innovative packaging formats and a number of new product offerings beyond non-dairy beverages including organic dairy and nutritional beverages. We commissioned two additional flexible resealable pouch filling lines at our Allentown facility during 2013, increasing our total annual filling capacity to approximately 140 million pouches. Continued new product development, innovation in healthy snacks and the expansion of our integrated juice operations, combined with increasing demand for portable nutritious fruit offerings are expected to drive growth in this business. Long term we are targeting 12% to 14% operating margins from Consumer Products. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	53	December 28, 2013 10-K

Opta Minerals	December 28, 2013	December 29, 2012	Change	% Change

Revenue	141,435	126,651	14,784	11.7%
Gross Margin	23,804	26,705	(2,901)	-10.9%
Gross Margin %	16.8%	21.1%		-4.3%

Operating Income	6,731	10,062	(3,331)	-33.1%
Operating Income %	4.8%	7.9%		-3.1%

Opta Minerals contributed $141,435 in revenues for the year ended December 28, 2013, compared to $126,651 for the year ended December 29, 2012, a $14,784 or 11.7% increase. The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenue for the year ended December 29, 2012	$126,651
Incremental revenue due to the acquisition of WGI on August 29, 2012	21,385
Decreased volumes of steel and magnesium products due to a slowdown in the steel Industry	(3,647)
Decreased volumes of abrasive and industrial mineral products due to a slowdown in the construction and infrastructure sectors	(2,954)
Revenue for the year ended December 28, 2013	$141,435

Gross margin for Opta Minerals decreased by $2,901 to $23,804 for the year ended December 28, 2013, compared to $26,705 for the year ended December 29, 2012, and the gross margin percentage decreased by 4.3% to 16.8% . The decrease in gross margin as a percentage of revenue was driven by reduced pricing, higher plant costs and a shift in product mix. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the year ended December 29, 2012	$26,705
Lower volumes, higher plant costs and unfavorable pricing of abrasive and industrial mineral products	(2,724)
Lower volumes of steel and magnesium products, combined with lower margins due to changes in product and customer mix	(2,708)
Incremental gross margin due to the acquisition of WGI	2,531
Gross Margin for the year ended December 28, 2013	$23,804

SUNOPTA INC.	54	December 28, 2013 10-K

Operating income for Opta Minerals decreased by $3,331, or 33.1%, to $6,731 for the year ended December 28, 2013, compared to $10,062 for the year ended December 29, 2012. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating Income for the year ended December 29, 2012	$10,062
Decrease in gross margin, as explained above	(2,901)
Incremental SG&A due to the acquisition of WGI	(2,483)
Lower compensation including short term incentives and stock compensation	794
Lower bad debt expense due mainly to the bankruptcy of a customer in the prior year	785
Increase in foreign exchange gains	474
Operating Income for the year ended December 28, 2013	$6,731

Opta Minerals continues to develop and introduce new products into the marketplace, and is focused on leveraging the global platform that has been put in place both to drive these new products and to improve efficiencies. Opta Minerals continues to expand in core North American and European markets through a combination of internal growth and successfully integrating strategic acquisitions. We own approximately 66% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

Corporate Services	December 28, 2013	December 29, 2012	Change	% Change

Operating Loss	(8,390)	(6,001)	(2,389)	-39.8%

Operating loss at Corporate Services increased by $2,389 to $8,390 for the year ended December 28, 2013, from a loss of $6,001 for the year ended December 29, 2012. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating Loss for the year ended December 29, 2012	($6,001)
Increased professional fees, consulting costs and higher spending on information technology system support	(1,545)
Increase in compensation costs due to incremental headcount as part of the internal realignment and higher recruitment and relocation costs, partially offset by lower short-term incentives and reduced benefits costs	(1,162)
Higher general office spending on investor relations, travel and lease costs	(1,099)
Decrease in foreign exchange gains	(626)
Increase in corporate management fees that are allocated to SunOpta operating groups	1,637
Decrease in SG&A costs due to the weakened Canadian dollar causing Canadian borne expenses to be less costly when translated into U.S. dollars	406
Operating Loss for the year ended December 28, 2013	($8,390)

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

SUNOPTA INC.	55	December 28, 2013 10-K

Results of Fiscal 2012 Operations Compared With Results of Fiscal 2011 Operations

	December 29, 2012	December 31, 2011	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	964,413	926,751	37,662	4.1%
Opta Minerals	126,651	93,120	33,531	36.0%
Total Revenue	1,091,064	1,019,871	71,193	7.0%

Gross Profit
SunOpta Foods	107,032	100,498	6,534	6.5%
Opta Minerals	26,705	20,746	5,959	28.7%
Total Gross Profit	133,737	121,244	12,493	10.3%

Segment Operating Income (Loss) (1)
SunOpta Foods	42,911	34,958	7,953	22.8%
Opta Minerals	10,062	7,577	2,485	32.8%
Corporate Services	(6,001)	(8,766)	2,765	31.5%
Total Segment Operating Income	46,972	33,769	13,203	39.1%

Other expense (income), net	2,194	(2,832)	5,026	177.5%
Earnings from continuing operations before the following	44,778	36,601	8,177	22.3%
Interest expense, net	9,333	8,839	494	5.6%
Provision for income taxes	10,934	9,896	1,038	10.5%
Earnings from continuing operations	24,511	17,866	6,645	37.2%
Earnings attributable to non-controlling interests	1,543	1,636	(93)	-5.7%
Earnings (loss) from discontinued operations, net of taxes	448	(11,005)	11,453	104.1%
Gain on sale of discontinued operations, net of taxes	808	71	737	1038.0%

Earnings attributable to SunOpta Inc.	24,224	5,296	18,928	357.4%

(1)

The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to note (1) to the “Results of Fiscal 2013 Operations Compared With Results of Fiscal 2012 Operations” table regarding the use of non-GAAP measures).

SUNOPTA INC.	56	December 28, 2013 10-K

	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Corporate
	and Supply	Ingredients	Products	Foods	Minerals	Services	Consolidated
December 29, 2012	$	$	$	$	$	$	$
Segment operating income (loss)	14,137	7,975	20,799	42,911	10,062	(6,001)	46,972
Other income (expense), net	(81)	(246)	296	(31)	(1,175)	(988)	(2,194)
Earnings (loss) from continuing operations before the following	14,056	7,729	21,095	42,880	8,887	(6,989)	44,778

December 31, 2011
Segment operating income (loss)	11,480	10,205	13,273	34,958	7,577	(8,766)	33,769
Other income (expense), net	(89)	(54)	3,090	2,947	-	(115)	2,832
Earnings (loss) from continuing operations before the following	11,391	10,151	16,363	37,905	7,577	(8,881)	36,601

Revenues for the year ended December 29, 2012 increased by 7.0% to $1,091,064 from $1,019,871 for the year ended December 31, 2011. Revenues in SunOpta Foods increased by 4.1% to $964,413 and revenues in Opta Minerals increased by 36.0% to $126,651. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 6% on a consolidated basis and approximately 5% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods were higher sales volumes of value-added aseptic beverages and other consumer-packaged goods, and strong demand and higher pricing for corn and organic feed products due to the effects of the 2012 North American drought. Those factors were partially offset by lower revenues in the European operations of Global Sourcing and Supply due to economic uncertainty and a weaker euro relative to the U.S. dollar, as well as lower volumes and pricing for fiber and fruit ingredient products. At Opta Minerals, the increase in revenues primarily reflected the incremental revenues of Babco and WGI, which were acquired in 2012.

Gross profit increased $12,493, or 10.3%, to $133,737 for the year ended December 29, 2012, compared with $121,244 for the year ended December 31, 2011. As a percentage of revenues, gross profit for the year ended December 29, 2012 was 12.3% compared to 11.9% for the year ended December 31, 2011, an increase of 0.4% . The increase in gross profit percentage reflected the strong growth in higher-margin aseptic and consumer packaged goods categories and reduced losses on export sales of sunflower kernels, as well as the positive impact of product rationalization efforts at our frozen foods operation. In addition, we generated stronger margins on sales of corn and organic feedstuffs as a result of higher pricing and favorable costing relating to inventory carried over from 2011. Negatively impacting gross profit percentage for the year ended December 29, 2012 were reduced efficiencies in our fiber and fruit ingredients operations due to lower production volumes; unfavorable product mix and higher production costs at our healthy snacks operation; and operating losses at our San Bernardino juice production facility. In addition, we incurred pre-production costs of $1,270 in fiscal 2012, related to the Allentown facility that was fully commissioned in September 2012.

Total segment operating income for the year ended December 29, 2012 increased by $13,203, or 39.1%, to $46,972, compared with $33,769 for the year ended December 31, 2011. As a percentage of revenue, segment operating income was 4.3% for the year ended December 29, 2012, compared with 3.3% for the year ended December 31, 2011. The increase in segment operating income at SunOpta Foods reflected the improved performance of the aseptic beverage and grains-based businesses, including sunflower, and gross margin and cost structure improvements at our frozen foods operation, partially offset by declines in the fiber and fruit ingredients operations, and healthy snacks operation. The increase in segment operating income at Opta Minerals primarily reflected the incremental contribution from Babco and WGI, partially offset by a $945 bad debt provision recorded in the second quarter of 2012, related to the bankruptcy filing of a large steel products customer. Also contributing to the increase in segment operating income were lower employee compensation-related costs, as a result of rationalization efforts undertaken in the first quarter of 2012 to streamline operations and improve efficiencies within SunOpta Foods, and the favorable impact of foreign exchange movements for the Canadian dollar and euro relative to the U.S. dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

SUNOPTA INC.	57	December 28, 2013 10-K

Other expense for the year ended December 29, 2012 of $2,194 included accrued severance payable to a former executive officer and other employee severances related to our rationalization efforts, as well as transaction and rationalization costs incurred by Opta Minerals in connection with the acquisitions of WGI and Babco. Other income of $2,832 for the year ended December 31, 2011 included a $2,872 gain on the sale of frozen food assets located in Mexico.

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

Earnings from discontinued operations, net of income taxes, of $448 for the year ended December 29, 2012 reflected the results of operations of Purity and the proceeds on final settlement of the CSOP bankruptcy proceedings with Colorado Mills, partially offset by legal fees and interest costs incurred relating to the CSOP arbitration proceedings. In addition, we recognized a gain on sale of Purity of $808 in 2012. Loss from discontinued operations, net of income taxes, of $11,005 for the year ended December 31, 2011 reflected losses from the operations of Purity and CSOP, including the $5,246 pre-tax charge related to the arbitration ruling in favor of Colorado Mills.

On a consolidated basis, we realized earnings of $24,224 (diluted earnings per share of $0.36) for the year ended December 29, 2012, compared with earnings of $5,296 (diluted earnings per share of $0.08) for the year ended December 31, 2011.

SUNOPTA INC.	58	December 28, 2013 10-K

Segmented Operations Information

SunOpta Foods
For the year ended	December 29, 2012	December 31, 2011	Change	% Change

Revenue	964,413	926,751	37,662	4.1%
Gross Margin	107,032	100,498	6,534	6.5%
Gross Margin %	11.1%	10.8%		0.3%

Operating Income	42,911	34,958	7,953	22.8%
Operating Income %	4.4%	3.8%		0.6%

SunOpta Foods contributed $964,413 or 88.4% of consolidated revenue for the year ended December 29, 2012, compared to $926,751 or 90.9% of consolidated revenues for the year ended December 31, 2011, an increase of $37,662. Revenues in SunOpta Foods increased 4.1% compared to the year ended December 29, 2012. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased approximately 5% in SunOpta Foods. The table below explains the increase in revenue by segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenue for the year ended December 31, 2011	$926,751
Increase in Global Sourcing and Supply	8,843
Decrease in Value Added Ingredients	(9,878)
Increase in Consumer Products	38,697
Revenue for the year ended December 29, 2012	$964,413

Gross margin in SunOpta Foods increased by $6,534 for the year ended December 29, 2012 to $107,032, or 11.1% of revenues, compared to $100,498, or 10.8% of revenues for the year ended December 31, 2011. The table below explains the increase in gross margin by segment:

SunOpta Foods Gross Margin Changes
Gross Margin for the year ended December 31, 2011	$100,498
Increase in Global Sourcing and Supply	1,778
Decrease in Value Added Ingredients	(3,126)
Increase in Consumer Products	7,882
Gross Margin for the year ended December 29, 2012	$107,032

SUNOPTA INC.	59	December 28, 2013 10-K

Operating income in SunOpta Foods increased by $7,953 for the year ended December 29, 2012 to $42,911 or 4.4% of revenues, compared to $34,958 or 3.8% of revenues for the year ended December 31, 2011. The table below explains the increase in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the year ended December 31, 2011	$34,958
Increase in gross margin, as noted above	6,534
Decrease in SG&A costs	1,411
Increase in foreign exchange gains	8
Operating Income for the year ended December 29, 2012	$42,911

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Sourcing and Supply	December 29, 2012	December 31, 2011	Change	% Change

Revenue	499,454	490,611	8,843	1.8%
Gross Margin	44,344	42,566	1,778	4.2%
Gross Margin %	8.9%	8.7%		0.2%

Operating Income	14,137	11,480	2,657	23.1%
Operating Income %	2.8%	2.3%		0.5%

Global Sourcing and Supply contributed $499,454 in revenues for the year ended December 29, 2012, compared to $490,611 for the year ended December 31, 2011, an $8,843 or 1.8% increase. The table below explains the increase in revenue:

Global Sourcing and Supply Revenue Changes
Revenue for the year ended December 31, 2011	$490,611
Increased volume and improved pricing for organic grains and commodity corn, as well as improved pricing on commodity soy, partially offset by lower volume of commodity soy	24,240
Increased prices for organic commodities including sweeteners, nuts and fruits	5,603
Increased volume for sunflower kernel products, partially offset by lower pricing	4,594
Increased pricing of sunflower planting seeds sold into international markets, partially offset by lower volume	1,120
Unfavorable impact on revenues in our European operations due to the weaker euro relative to the U.S. dollar	(15,015)
Lower volume of in-shell sunflower products due to softness in international markets, as well as reduced pricing on bird feed, partially offset by improved in-shell pricing and an increase in bird feed volume	(6,056)
Lower volumes of organic commodities including coffee, cocoa, fruits, seeds, sesame and feed ingredients, primarily due to a weaker European economy	(5,643)
Revenue for the year ended December 29, 2012	$499,454

SUNOPTA INC.	60	December 28, 2013 10-K

Gross margin in Global Sourcing and Supply increased by $1,778 to $44,344 for the year ended December 29, 2012, compared to $42,566 for the year ended December 31, 2011, and the gross margin percentage increased by 0.2% to 8.9% . The increase in gross margin as a percentage of revenue was primarily due to improved pricing on commodity corn and soy, organic grains, sunflower kernel, and sweeteners, partially offset by unfavorable margins realized on coffee. The table below explains the increase in gross margin:

Global Sourcing and Supply Gross Margin Changes
Gross Margin for the year ended December 31, 2011	$42,566
Higher volume and improved pricing on organic grains and commodity corn, partially offset by lower volume and compressed margins due to higher cost commodity soy	3,358
Improved pricing on sunflower kernel and lower volume of export bakery kernel products that were sold at a loss in the prior year, partially offset by lower by-product contribution due to lower pricing and higher costs	1,124
Unfavorable impact on gross margin in our European operations due to the weaker euro relative to the U.S. dollar	(1,951)
Lower margins realized on coffee due to declining market prices combined with reduced sales volumes of other organic ingredients, partially offset by favorable margins on sweeteners due to a carryover of inventory from 2011 at favorable prices	(753)
Gross Margin for the year ended December 29, 2012	$44,344

Operating income in Global Sourcing and Supply increased by $2,657 or 23.1% to $14,137 for the year ended December 29, 2012, compared to $11,480 for the year ended December 31, 2011. The table below explains the increase in operating income:

Global Sourcing and Supply Operating Income Changes
Operating Income for the year ended December 31, 2011	$11,480
Increase in gross margin, as explained above	1,778
Favorable impact on euro borne SG&A spending in our European operations due to the weaker euro relative to the U.S. dollar	1,156
Lower spending on professional fees, and consulting, utility and insurance costs, partially offset by increased compensation costs	939
Increase in corporate cost allocations	(1,109)
Decrease in foreign exchange gains	(107)
Operating Income for the year ended December 29, 2012	$14,137

SUNOPTA INC.	61	December 28, 2013 10-K

Value Added Ingredients	December 29, 2012	December 31, 2011	Change	% Change

Revenue	123,551	133,429	(9,878)	-7.4%
Gross Margin	18,469	21,595	(3,126)	-14.5%
Gross Margin %	14.9%	16.2%		-1.3%

Operating Income	7,975	10,205	(2,230)	-21.9%
Operating Income %	6.5%	7.6%		-1.1%

Value Added Ingredients contributed $123,551 in revenues for the year ended December 29, 2012, compared to $133,429 for the year ended December 31, 2011, a $9,878 or 7.4% decrease. The table below explains the decrease in revenue:

Value Added Ingredients Revenue Changes
Revenue for the year ended December 31, 2011	$133,429
Lower volume of grain-based food ingredients, partially offset by improved pricing	(6,384)
Decrease in customer demand for oat and soy fiber ingredients, as well as fruit ingredient products to the food service and industrial channels	(5,528)
Decrease in fiber volumes due to a loss of a significant customer in the first quarter of 2011	(1,160)
Improved pricing for industrial and food service fruit ingredients, partially offset by reduced fiber pricing due to competitive pressures	1,777
Increase in customer demand for starches and other blended food ingredients	1,417
Revenue for the year ended December 29, 2012	$123,551

Gross margin in Value Added Ingredients decreased by $3,126 to $18,469 for the year ended December 29, 2012, compared to $21,595 for the year ended December 31, 2011, and the gross margin percentage decreased by 1.3% to 14.9% . The decrease in gross margin as a percentage of revenue was due to higher raw material input costs, pricing pressures, and fiber plant inefficiencies due to lower utilization. Partially offsetting these margin rate decreases were higher pricing for specialty oils and grain-based ingredients, improved efficiencies on higher production levels of starches and other blended food ingredients, as certain facilities were idled in the prior year. The table below explains the decrease in gross margin:

Value Added Ingredients Gross Margin Changes
Gross Margin for the year ended December 31, 2011	$21,595
Lower volume of fiber and fruit ingredient offerings and reduced efficiencies resulting from lower production volumes, combined with an increase in input costs including organic sugar and oat and soy hulls	(4,357)
Loss of a significant customer in the first quarter of 2011 and reduced fiber pricing	(700)
Lower volume of specialty oils that were sold at a loss in the prior year, combined with improved pricing on other grain-based ingredients, partially offset by lower grain-based ingredient volumes	1,227
Increased customer demand for starches and improved efficiencies on higher production of starches and other blended food ingredients, partially offset by lower pricing on other blended food ingredients	704
Gross Margin for the year ended December 29, 2012	$18,469

SUNOPTA INC.	62	December 28, 2013 10-K

Operating income in Value Added Ingredients decreased by $2,230, or 21.9%, to $7,975 for the year ended December 29, 2012, compared to $10,205 for the year ended December 31, 2011. The table below explains the decrease in operating income:

Value Added Ingredients Operating Income Changes
Operating Income for the year ended December 31, 2011	$10,205
Decrease in gross margin, as explained above	(3,126)
Increase in selling costs related to the exploration of sales opportunities in international markets, partially offset by a decrease in research and development costs related to new product offerings combined with a decrease in general office spending	(110)
Decrease in compensation costs, primarily due to headcount rationalization that occurred in the first quarter of 2012	627
Decrease in corporate cost allocations	379
Operating Income for the year ended December 29, 2012	$7,975

Consumer Products	December 29, 2012	December 31, 2011	Change	% Change

Revenue	341,408	302,711	38,697	12.8%
Gross Margin	44,219	36,337	7,882	21.7%
Gross Margin %	13.0%	12.0%		1.0%

Operating Income	20,799	13,273	7,526	56.7%
Operating Income %	6.1%	4.4%		1.7%

Consumer Products contributed $341,408 in revenues for the year ended December 29, 2012, compared to $302,711 for the year ended December 31, 2011, a $38,697 or 12.8% increase. The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenue for the year ended December 31, 2011	$302,711
Increased volume and higher pricing on aseptically packaged beverages	22,914
Increased sales primarily from the launch of our flexible pouch filling lines on the U.S. west coast in the fourth quarter of 2011, as well as on the U.S. east coast in the third quarter of 2012	17,529
Higher sales of healthy snacks led by increased demand for nutrition bar offerings	7,162
Incremental revenue due to the acquisition of Lorton’s on August 8, 2011	2,675
Decreased volume due to rationalization of industrial and food service product lines in our frozen foods operation, partially offset by higher volumes on retail offerings	(11,583)
Revenue for the year ended December 29, 2012	$341,408

SUNOPTA INC.	63	December 28, 2013 10-K

Gross margins in Consumer Products increased by $7,882 to $44,219 for the year ended December 29, 2012, compared to $36,337 for the year ended December 31, 2011, and the gross margin percentage increased by 1.0% to 13.0% . The increase in gross margin as a percentage of revenue was due to increased production efficiencies at our aseptic processing and packaging facilities, decreased storage and inventory rationalization costs at our frozen foods operation, offset by negative contributions from Lorton’s, pre-production costs related to our Allentown pouch filling operation, and higher production costs at our healthy snacks facilities. The table below explains the increase in gross margin:

Consumer Products Gross Margin Changes
Gross Margin for the year ended December 31, 2011	$36,337
Higher volume and margin realized on retail format frozen food sales and decreased inventory rationalization and storage costs as a result of lower inventory levels	8,509
Higher volume and improved pricing on aseptically packaged beverages combined with plant efficiencies due to increased volumes	4,934
Increased margin due primarily to sales of flexible pouch offerings, offset partially by margin declines in other consumer packaged categories	1,047
Higher production costs as a result of plant inefficiencies and increased raw material costs for healthy snacks	(3,182)
Incremental gross margin loss at Lorton’s due to plant inefficiencies at the San Bernardino juice production facility, transition costs and a product withdrawal	(2,156)
Facility start-up costs related to the expansion of consumer packaged processing capabilities on the U.S. east coast	(1,270)
Gross Margin for the year ended December 29, 2012	$44,219

Operating income in Consumer Products increased by $7,526, or 56.7%, to $20,799 for the year ended December 29, 2012, compared to $13,273 for the year ended December 31, 2011. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating Income for the year ended December 31, 2011	$13,273
Increase in gross margin, as explained above	7,882
SG&A savings primarily due to reduced headcount at our frozen foods operation and lower short-term incentives	828
Incremental SG&A expenses from the acquisition of Lorton’s	(674)
Increase in corporate cost allocations	(474)
Higher marketing and other office expenses	(36)
Operating Income for the year ended December 29, 2012	$20,799

SUNOPTA INC.	64	December 28, 2013 10-K

Opta Minerals	December 29, 2012	December 31, 2011	Change	% Change

Revenue	126,651	93,120	33,531	36.0%
Gross Margin	26,705	20,746	5,959	28.7%
Gross Margin %	21.1%	22.3%		-1.2%

Operating Income	10,062	7,577	2,485	32.8%
Operating Income %	7.9%	8.1%		-0.2%

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

Gross margin for Opta Minerals increased by $5,959 to $26,705 for the year ended December 29, 2012, compared to $20,746 for the year ended December 31, 2011, and the gross margin percentage decreased by 1.2% to 21.1% . The decrease in gross margin as a percentage of revenue was driven by changes to product mix, an increase in plant costs and higher labor costs related to higher sales volume. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the year ended December 31, 2011	$20,746
Incremental gross margin due to the acquisitions of WGI, Babco and Inland	6,400
Margin impact of higher sales volume of abrasive and other industrial mineral products combined with lower plant costs	632
Unfavourable gross margin impact due to the sales mix of mill and foundry products	(1,073)
Gross Margin for the year ended December 29, 2012	$26,705

SUNOPTA INC.	65	December 28, 2013 10-K

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

Operating loss at Corporate Services decreased by $2,765 to $6,001 for the year ended December 29, 2012, from a loss of $8,766 for the year ended December 31, 2011. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating Loss for the year ended December 31, 2011	($8,766)
Increase in foreign exchange gains	1,798
Increase in corporate management fees that are allocated to SunOpta operating groups	1,214
Decrease in SG&A costs due to the weakened Canadian dollar causing Canadian borne expenses to be less costly when translated to U.S. dollars, as well as lower general office spending	161
Increase in stock based compensation, partially offset by headcount rationalizations that occurred in the first quarter of 2012 and lower short-term incentive accruals	(408)
Operating Loss for the year ended December 29, 2012	($6,001)

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

SUNOPTA INC.	66	December 28, 2013 10-K

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

  Existing cash and cash equivalents;

  Available operating lines of credit;

  Cash flows generated from operating activities;

  Cash flows generated from the exercise, if any, of stock options or warrants during the year;

  Additional long-term financing, including the issuance of additional equity; and

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

On September 25, 2012, The Organic Corporation (“TOC”) and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. On January 6, 2014, the lenders increased the amount available under the revolving credit facility to €51,000 until April 30, 2014. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit can be extended or adjusted based on the needs of the business and upon approval of the lenders. These facilities support the global sourcing, supply and processing capabilities of International Sourcing and Supply. In addition, on May 22, 2013, a subsidiary of TOC entered into a separate revolving credit facility agreement to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations.

On July 24, 2012, Opta Minerals amended and restated its credit agreement to include a Cdn $15,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. On April 30, 2013, Opta Minerals amended the credit agreement again to increase the revolving term credit facility to Cdn $20,000. The revolving term credit facility matures on August 14, 2014, with the outstanding principal amount repayable in full on the maturity date. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial covenants are not met. The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date. These credit facilities are specific to the operations of Opta Minerals; are standalone and separate from facilities used to finance our core food operations; and are without recourse to SunOpta Inc.

As at September 30, 2013, Opta Minerals was not in compliance with the financial covenants under its credit agreement, which constituted an event of default under the credit agreement. On October 31, 2013, Opta Minerals obtained a waiver from its lenders in respect of these financial covenants and the credit agreement was amended to increase the applicable margin on borrowings up to 5.00% based on certain financial ratios of Opta Minerals. On November 22, 2013, the credit agreement was again amended to reset the financial covenants for the quarterly periods ending December 31, 2013 through March 31, 2015. As it is not considered probable that Opta Minerals will violate the amended financial covenants within the next 12 months, the non-revolving term credit facility has been classified as non-current on the consolidated balance sheet as at December 28, 2013.

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

SUNOPTA INC.	67	December 28, 2013 10-K

Our preference is to maintain a total debt to equity ratio of 0.50 - 0.70 to 1.00. As at December 28, 2013, our total debt to equity ratio was 0.59 to 1.00 (December 29, 2012 – 0.58 to 1.00) .

Cash Flows

Fiscal 2013 Compared to Fiscal 2012

Net cash and cash equivalents increased $1,697 to $8,537 as at December 28, 2013, compared with $6,840 at December 29, 2012, which primarily reflected the following sources of cash:

  cash provided by continuing operating activities of $34,660;

  net borrowings under our credit facilities of $9,151; and

  restricted cash of $6,495 applied to the repayment of the credit facility used to pre-finance construction of cocoa processing equipment at our facility in the Netherlands.

These sources of cash were mostly offset by the following uses of cash:

  capital expenditures of $33,928, related to the expansion of our aseptic beverage processing and packaging capacity; installation of new filling and extraction equipment at our San Bernardino juice production facility; construction of our cocoa processing facility; expansion of production capabilities and storage capacity at OLC; and additions to our grains milling and roasting capacity;

  net repayments of long-term debt of $6,842;

  cash component of the CSOP arbitration settlement of $4,360; and

  cash consideration paid to acquire OLC of $3,828, net of cash acquired.

Despite the decline in year-over-year earnings from continuing operations, cash provided by operating activities increased by $3,625 to $34,660 for the year ended December 28, 2013, compared with $31,035 for the year ended December 29, 2012, which mainly reflected lower inventories of grains and seeds due to a late North American harvest that has pushed deliveries into the first quarter of 2014. This factor was partially offset by higher working capital levels to support our expanded aseptic beverage and re-sealable pouch operations, as well as our new European organic cocoa and sunflower processing operations. Cash used in operating activities related to discontinued operations of $4,608 included the $4,360 of cash paid in connection with the CSOP arbitration settlement in the second quarter of 2013.

Cash used in investing activities of continuing operations decreased by $28,880 to $33,001 for the year ended December 28, 2013, compared with $61,881 for the year ended December 29, 2012, reflecting net cash paid to acquire OLC of $3,828 in the first quarter of 2013, compared with $30,044 of net cash paid by Opta Minerals to acquire WGI in the third quarter of 2012 and Babco in the first quarter of 2012; and the use of the restricted cash of $6,495 to repay the cocoa equipment pre-finance facility in the third quarter of 2013, which was deposited in the fourth quarter of 2012. These factors were partially offset by an increase in capital expenditures of $9,677 in 2013. Cash provided by investing activities relating to discontinued operations of $12,134 for the year ended December 29, 2012, primarily reflected the net proceeds on the sale of Purity of $12,189 in the second quarter.

Cash provided by financing activities of continuing operations decreased by $18,672 to $4,495 for the year ended December 28, 2013, compared with $23,167 for the year ended December 29, 2012, reflecting net borrowings of $2,309 and proceeds from the exercise of stock options of $2,562 in 2013; compared with net borrowings of $25,025 in 2012, mainly related to the WGI and Babco acquisitions by Opta Minerals, partially offset by financing fees of $2,564 paid in connection with the amendments to our credit facilities completed in 2012.

Fiscal 2012 Compared to Fiscal 2011

Net cash and cash equivalents increased $4,462 to $6,840 as at December 29, 2012, compared with $2,378 at December 31, 2011, which primarily reflected the following sources of cash:

SUNOPTA INC.	68	December 28, 2013 10-K

  long-term debt borrowings of $41,180, mainly relating to the acquisitions of WGI and Babco by Opta Minerals, and financing on equipment for our cocoa processing facility;

  cash provided by continuing operating activities of $31,035; and

  net proceeds from the sale of Purity of $12,189.

Mostly offset by the following uses of cash:

  net cash consideration paid by Opta Minerals to acquire WGI and Babco of $30,044 in the aggregate;

  capital expenditures of $24,251, with significant spending related to the expansion of our aseptic beverage processing and packaging capacity and other manufacturing capabilities, including construction of our cocoa processing facility; and

  net reduction of borrowings under our credit facilities of $16,155.

Cash provided by operating activities from continuing operations was $31,035 for the year ended December 29, 2012, compared with cash used of $3,990 for the year ended December 31, 2011, an increase of $35,025, reflecting the improved year-over-year operating performance within SunOpta Foods, and a decrease in inventories due to a decision to carry over greater quantities of certain grains from 2011 into 2012, and contract less acres in 2012 in order to realize the benefit from rising commodity prices. In addition, the reduction in inventories reflected reduced purchases of fruit-based commodities due to product rationalization efforts at our frozen foods operation. Those increases were partially offset by a decrease related to changes in accounts receivable reflecting higher sales in the fourth quarter of 2012, compared with the corresponding period of 2011.

Cash used in investing activities of continuing operations was $61,881 for the year ended December 29, 2012, compared with $19,393 for the year ended December 31, 2011, an increase of $42,488, reflecting net cash paid by Opta Minerals to acquire WGI and Babco of $30,044, an increase in capital expenditures of $7,031, and an increase in restricted cash of $6,595 in 2012; compared with cash paid of $5,461 related to the purchase of businesses and proceeds of $4,528 from the sale of frozen food assets in Mexico in 2011. Cash provided by investing activities relating to discontinued operations of $12,134 for the year ended December 29, 2012, primarily reflected the net proceeds from the sale of Purity of $12,189.

Cash provided by financing activities of continuing operations was $23,167 for the year ended December 29, 2012, compared with $25,245 for the year ended December 31, 2011, a decrease of $2,078, primarily due to a $41,180 increase in long-term debt in 2012 mainly related to the WGI and Babco acquisitions by Opta Minerals, and financing fees paid of $2,564 related to the amendments to our credit facilities, partially offset by net repayments of borrowings under our credit facilities of $16,155 in 2012, reflecting higher operating cash flows and proceeds from the sale of Purity; compared with net borrowings of $23,360 in 2011, mainly to fund working capital, capital expenditures and business acquisitions.

Business and Financial Outlook

The purpose of this Business and Financial Outlook section is to provide shareholders, prospective investors and other readers of the Form 10-K with information regarding management's current plans and expectations including expectations regarding future revenues and earnings. This Outlook has been prepared for this purpose only and readers are cautioned that it may not be appropriate for any other purpose. Readers are also cautioned that this Outlook is subject to the assumptions, risks and uncertainties discussed below and elsewhere in the Form 10-K, that actual results may vary from those presented and therefore they should not place undue reliance on it. This Outlook reflects our current expectations and judgments based on circumstances existing as of March 6, 2014. We disclaim any intention or obligation to update or revise this Business and Financial Outlook, whether as a result of new information, future events or otherwise, except as required by law. The statements in this Outlook are forward-looking statements. See “Forward-Looking Statements”.

Management believes that consumer demand for high quality natural, organic and specialty foods has grown rapidly over the past decade as global awareness of the benefits of healthy eating continues to proliferate. The global market for organic products reached almost $64 billion in 2012 according to the Organic Monitor, a specialist research firm focusing on the organic industry, with historical growth rates between 10% and 20% depending on product line and country. We believe long-term trends for growth remain in place. While a large number of companies compete within specific segments of the market, we believe there are relatively few companies as well positioned as SunOpta to take advantage of this growing market. We believe that our integrated “field-to-table” business model built over the past 14 years has positioned SunOpta as a global leader in the natural and organic food market.

SUNOPTA INC.	69	December 28, 2013 10-K

During 2013, we realigned the operating segments of SunOpta Foods to focus on three key go-to-market categories: raw material sourcing and supply; value-added ingredients; and consumer-packaged products. We believe this new operational structure better aligns with our integrated product portfolio and positions SunOpta to become a much more customer centric organization focused on strategically supplying our entire portfolio to retailers, food service and food manufacturers. In addition, we believe this new structure better supports our strategy of growing our value-added packaged foods and ingredients portfolios, and leveraging our sourcing and supply capabilities and production capacity.

For 2014, we believe we will realize revenue and unit growth compared to 2013, resulting from new and expanding customer relationships and contracts that utilize additional capacity added during 2013, new product offerings in aseptic beverages, continued growth via product development in flexible re-sealable pouches, new innovative nutritious snack and other on-the-go offerings delivered in portable convenient consumer packaging, incremental sales of value-added grain and fruit based ingredients, and continued growth in demand for natural and organic raw materials. We believe that consumer demand for natural, organic and specialty foods will continue to grow as consumers continue to elect to make healthy lifestyle changes and as concerns over disease, obesity and well-being remain center of mind. We feel SunOpta is well positioned to meet the needs of these growing markets.

We believe that our net earnings for 2014 should improve versus 2013 as a result of improved volumes, pricing and product mix; increased capacity utilization, cost reduction and streamlining initiatives; and lower rationalization costs. Our primary focus for 2014 remains the improvement of operating margins and returns on assets employed towards our established goals of 8% operating income as a percentage of revenues and 15% return on net assets. As a matter of policy, we generally do not provide specific revenue or earning guidance for future periods.

We have defined a three-pronged strategic framework from which key initiatives and near-term action plans are developed, helping to create focus and a high degree of accountability for our businesses and employees. The framework is as follows:

  Become a pure play natural and organic foods company. This includes (i) focusing resources on our core products; (ii) divesting non-core assets to focus on key market categories and geographies; and (iii) identifying strategically- aligned acquisitions.

  Aggressively grow our value-added packaged foods and ingredients portfolios. This includes (i) identifying key product categories, customers and competitors; (ii) enhancing innovation through shared research and development capabilities; and (iii) instituting key account management to better serve our customers.

  Leverage the integrated platform we have built. This includes (i) standardizing and sharing expertise across operations to lower costs per unit; (ii) optimizing our supply chain capabilities to achieve increased margins; and (iii) filling available production capacity to improve revenue and margin generated per employee.

Maintaining liquidity and having available sources of cash will be imperative to continue our growth. As at December 28, 2013, we had $8,537 in cash, of which $4,084 may only be used by the operations of Opta Minerals. We also had approximately $73,000 in unused bank lines available. Our remaining cash and unused lines plus cash generated from operations are expected to be sufficient to finance 2014 capital spending estimated to be $35,000 to $40,000. We believe additional sources of cash could be obtained through a combination of additional bank or subordinated financing, a private or public offering, the issuance of shares or through a divestiture. However, there can be no assurance that such financing or transactions would be available or, if so, on terms that are acceptable to us.

Off – Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

SUNOPTA INC.	70	December 28, 2013 10-K

Contractual Obligations

The table(a) below sets out our contractual obligations as at December 28, 2013:

		Payments due by Period
	Total	2014	2015-2016	2017-2018	Thereafter
	$	$	$	$	$
Bank indebtedness	141,853	141,853	-	-	-
Long-term debt obligations	49,008	6,354	12,152	11,890	18,612
Interest on bank indebtedness and long-term debt(a)	13,729	6,249	5,296	1,881	303
Grain purchase commitments	66,527	66,527	-	-	-
Other purchase commitments	17,466	17,466	-	-	-
Operating leases	70,587	15,606	24,255	20,021	10,705
Long-term liabilities	4,106	1,034	3,072	-	-
Commodity and foreign exchange contracts	2,224	2,212	12	-	-
Interest rate swaps	311	311	-	-	-
	365,811	257,612	44,787	33,792	29,620

(a)

Interest is calculated based on scheduled repayments over the periods as indicated, using existing interest rates at December 28, 2013, as disclosed in note 11 to the Consolidated Financial Statements.

The preceding table does not include certain contingent consideration related to acquisitions completed prior to December 31, 2008 that may become payable if predetermined financial targets are achieved. The estimated fair value of contingent consideration liabilities related to acquisitions completed after January 1, 2009 is reflected in long-term liabilities in the table above. In addition, this table excludes a liability for uncertain tax benefits totaling $2,910, as we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

All financial numbers presented in this “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” are expressed in thousands of U.S. dollars, unless otherwise noted.

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at December 28, 2013, we had $184,106 and $6,755 principal amount of variable and fixed rate debt, respectively, with weighted-average interest rates of 3.2% and 6.0%, respectively. Opta Minerals utilizes interest rate swaps to manage its exposure to changes in interest rates on a portion of its variable rate debt. As at December 28, 2013, it held interest rate swaps with a notional amount of Cdn $41,925 to fix its effective interest rate on this amount at 1.85% to 2.02% plus a margin based on certain financial ratios, until February 2017. A 100 basis-point change in interest rates would have an after-tax effect of $867 on our earnings and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt, taking into account interest rate hedging activities. A 100 basis-point change in interest rates would not have material effect on the fair value of our fixed rate debt, based on the amount currently borrowed.

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional currency of the Canadian corporate office is the U.S. dollar. The functional currency of our operations located in Europe is principally the euro. For these operations, gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive income within shareholders’ equity. We are exposed to foreign exchange rate fluctuations as the financial results of our European subsidiaries are translated into U.S. dollars on consolidation. A 10% change in the exchange rates for the euro would affect the fair value of our net assets by $2,639, with a corresponding impact to accumulated other comprehensive income.

SUNOPTA INC.	71	December 28, 2013 10-K

The reporting currency of Opta Minerals is the U.S. dollar. Opta Minerals operates on an international basis. The functional currencies of its Canadian and European subsidiaries are the Canadian dollar and euro, respectively. For these operations, all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the consolidated statements of operations, while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive income within shareholders’ equity. A 10% movement in foreign currency exchange rates would affect the fair value of our net assets by $4,100, with a corresponding impact to accumulated other comprehensive income.

The euro appreciated against the U.S. dollar during 2013, with closing rates moving from $1.3216 at December 29, 2012 to $1.3740 at December 28, 2013. The Canadian dollar depreciated relative to the U.S. dollar in 2012, with closing rates moving from Cdn $0.9965 at December 29, 2012 to Cdn $1.0704 at December 28, 2013 for each U.S. dollar.

SunOpta Foods’ operations based in the U.S. have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The European operations are exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market. It is our intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose us to exchange rate fluctuations when converted into U.S. dollars. In addition, we enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at December 28, 2013, resulting in a loss of $44 (December 29, 2012 - loss of $327), which is included in foreign exchange on the consolidated statements of operations. We attempt to reduce exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions are recorded in foreign exchange on our consolidated statements of operations. For the year ended December 28, 2013, we recorded a gain of $1,607 (December 29, 2012 - a gain of $1,046).

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

We have a risk of loss from hedging activities if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at December 28, 2013, we owned 212,026 (December 29, 2012 - 290,028) bushels of corn with a weighted-average price of $4.33 (December 29, 2012 - $6.85) and 623,739 (December 29, 2012 - 502,256) bushels of soy beans with a weighted-average price of $15.57 (December 29, 2012 - $17.36) . As at December 28, 2013, we had a net long position on corn of 1,447 (December 29, 2012 - short position of 14,340) bushels and a net short position on soybeans of 16,729 (December 29, 2012 - long position of 18,677). An increase or decrease in commodity prices of either soy or corn of 10% would result in an increase or decrease in the carrying value of these commodities by $25 (December 29, 2012 - $23).

In addition, we enter into forward contracts to hedge our cocoa position in an effort to minimize price fluctuations. As at December 28, 2013, we had open forward contracts to sell 168 lots of cocoa (December 29, 2012 - 64 lots). A 10% change in the commodity price of cocoa would impact the fair value of these derivative instruments by $468 (December 29, 2012 - $144). For the year ended December 28, 2013, we incurred hedging losses related to cocoa futures of $1,045 (December 29, 2012 - $nil).

SUNOPTA INC.	72	December 28, 2013 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2013.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2013. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (1992).

Based on its assessment, our management concluded that, as of December 28, 2013, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 28, 2013 has been audited by Deloitte LLP, Independent Registered Public Accounting Firm that also audited the Company’s Consolidated Financial Statements for the year ended December 28, 2013, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	73	December 28, 2013 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the internal control over financial reporting of SunOpta Inc. and subsidiaries (the “Company”) as of December 28, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended December 28, 2013 of the Company and our report dated March 6, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 6, 2014

Item 9B. Other Information

None.

SUNOPTA INC.	74	December 28, 2013 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2013 (the “2014 Proxy Statement”).

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2014 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the 2014 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2014 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2014 Proxy Statement.

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

SUNOPTA INC.	75	December 28, 2013 10-K

Exhibits	Description

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

3.8	Amended and Restated By-law No. 14, dated May 27, 2010 (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 29, 2010).

4.1	Form of Certificate representing Common Shares, no par value (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form 5-8 filed on September 2, 2011).

SUNOPTA INC.	76	December 28, 2013 10-K

Exhibits	Description

10.1†	Employee Stock Purchase Plan amended March 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2012).

10.2†

Retiring Allowance Agreement, dated March 8, 2011, between the Company and Jeremy Kendall which terminates and supercedes the Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.3†

Employment Agreement, dated February 1, 2007, between the Company and Mr. Steven Bromley (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.4†	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2011).

10.5†

Letter Agreement, dated October 10, 2011, by and between SunOpta Inc. and Robert McKeracher (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

10.6†

Amendment to Employment Agreement, dated May 6, 2012, between SunOpta Inc. and Steven R. Bromley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012).

10.7†

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

10.10†

Letter Agreement, dated January 10, 2013, by and between SunOpta Inc. and John Dietrich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2013).

10.11†

Retirement and Consulting Agreement, dated January 10, 2014, between SunOpta Grains and Foods, Inc. and Allan G. Routh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2014).

21*	List of subsidiaries.

SUNOPTA INC.	77	December 28, 2013 10-K

Exhibits	Description

23.1*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+

Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	78	December 28, 2013 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

Date: March 6, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven R. Bromley Steven R. Bromley	Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2014
/s/ Robert McKeracher Robert McKeracher	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2014
/s/ Jeremy N. Kendall Jeremy N. Kendall	Chairman and Director	March 6, 2014
/s/ Jay Amato Jay Amato	Director	March 6, 2014
/s/ Michael Detlefsen Michael Detlefsen	Director	March 6, 2014
/s/ Peter Fraser Peter Fraser	Director	March 6, 2014
/s/ Douglas Greene Douglas Greene	Director	March 6, 2014
/s/ Victor Hepburn Victor Hepburn	Director	March 6, 2014
/s/ Katrina Houde Katrina Houde	Director	March 6, 2014
/s/ Alan Murray Alan Murray	Director	March 6, 2014
/s/ Allan Routh Allan Routh	Director	March 6, 2014

SUNOPTA INC.	79	December 28, 2013 10-K

SunOpta Inc.

Index to Consolidated Financial Statements

(expressed in thousands of U.S. dollars, unless otherwise noted)

Page

Report of Independent Registered Public Accounting Firm	F2
Consolidated Statements of Operations For the Years ended December 28, 2013, December 29, 2012 and December 31, 2011	F3
Consolidated Statements of Comprehensive Earnings For the Years ended December 28, 2013, December 29, 2012 and December 31, 2011	F4
Consolidated Balance Sheets As at December 28, 2013 and December 29, 2012	F5
Consolidated Statements of Shareholders’ Equity For the Years ended December 28, 2013, December 29, 2012 and December 31, 2011	F6
Consolidated Statements of Cash Flows For the Years ended December 28, 2013, December 29, 2012 and December 31, 2011	F7
Notes to Consolidated Financial Statements For the Years ended December 28, 2013, December 29, 2012 and December 31, 2011	F8

SUNOPTA INC.	-F1-	December 28, 2013 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the accompanying consolidated balance sheets of SunOpta Inc. and subsidiaries (the “Company”) as of December 28, 2013 and December 29, 2012, and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SunOpta Inc. and subsidiaries as of December 28, 2013 and December 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 28, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 6, 2014

SUNOPTA INC.	-F2-	December 28, 2013 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$

Revenues	1,181,929	1,091,064	1,019,871

Cost of goods sold	1,050,681	957,327	898,627

Gross profit	131,248	133,737	121,244

Selling, general and administrative expenses	89,040	82,878	82,176
Intangible asset amortization	4,733	4,933	4,061
Other expense (income), net (note 13)	7,049	2,194	(2,832)
Goodwill impairment (note 9)	3,552	-	-
Foreign exchange loss (gain)	(1,607)	(1,046)	1,238

Earnings from continuing operations before the following	28,481	44,778	36,601

Interest expense, net (note 11)	7,860	9,333	8,839
Impairment loss on investment (note 7)	21,495	-	-

Earnings (loss) from continuing operations before income taxes	(874)	35,445	27,762

Provision for income taxes (note 14)	7,780	10,934	9,896

Earnings (loss) from continuing operations	(8,654)	24,511	17,866

Discontinued operations (note 3)
Earnings (loss) from discontinued operations, net of income taxes	(360)	448	(11,005)
Gain on sale of discontinued operations, net of income taxes	-	808	71

Earnings (loss) from discontinued operations, net of income taxes	(360)	1,256	(10,934)

Earnings (loss)	(9,014)	25,767	6,932

Earnings (loss) attributable to non-controlling interests	(490)	1,543	1,636

Earnings (loss) attributable to SunOpta Inc.	(8,524)	24,224	5,296

Earnings (loss) per share – basic (note 15)
-from continuing operations	(0.12)	0.35	0.25
-from discontinued operations	(0.01)	0.02	(0.17)
	(0.13)	0.37	0.08

Earnings (loss) per share – diluted (note 15)
-from continuing operations	(0.12)	0.34	0.24
-from discontinued operations	(0.01)	0.02	(0.16)
	(0.13)	0.36	0.08

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F3-	December 28, 2013 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$

Earnings (loss) from continuing operations	(8,654)	24,511	17,866
Earnings (loss) from discontinued operations, net of income taxes	(360)	1,256	(10,934)
Earnings (loss)	(9,014)	25,767	6,932

Currency translation adjustment	2,209	741	(796)
Change in fair value of interest rate swaps, net of income taxes (note 4)	65	(87)	440
Other comprehensive earnings (loss), net of income taxes	2,274	654	(356)

Comprehensive earnings (loss)	(6,740)	26,421	6,576

Comprehensive earnings (loss) attributable to non-controlling interests	(76)	1,683	1,731

Comprehensive earnings (loss) attributable to SunOpta Inc.	(6,664)	24,738	4,845

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F4-	December 28, 2013 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 28, 2013	December 29, 2012
	$	$

Current assets
Cash and cash equivalents (note 16)	8,537	6,840
Restricted cash (note 11)	-	6,595
Accounts receivable (note 5)	109,917	113,314
Inventories (note 6)	274,286	255,738
Prepaid expenses and other current assets (note 4)	16,067	20,538
Current income taxes recoverable	6,116	1,814
Deferred income taxes (note 14)	4,806	2,653
	419,729	407,492

Investment (note 7)	12,350	33,845
Property, plant and equipment (note 8)	158,073	140,579
Goodwill (note 9)	53,673	57,414
Intangible assets (note 9)	47,991	52,885
Deferred income taxes (note 14)	12,565	12,879
Other assets (note 4)	1,554	2,216

	705,935	707,310

LIABILITIES
Current liabilities
Bank indebtedness (note 11)	141,853	131,061
Accounts payable and accrued liabilities (note 10)	129,829	128,544
Customer and other deposits	3,408	4,734
Income taxes payable	2,564	4,125
Other current liabilities (note 4)	2,114	2,660
Current portion of long-term debt (note 11)	6,354	6,925
Current portion of long-term liabilities	1,034	1,471
	287,156	279,520

Long-term debt (note 11)	42,654	51,273
Long-term liabilities (note 4)	3,072	5,544
Deferred income taxes (note 14)	30,441	27,438
	363,323	363,775

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized,
66,527,691 shares issued (December 29, 2012 - 66,007,236) (note 12)	186,376	183,027
Additional paid-in capital (note 12)	19,323	16,855
Retained earnings	116,208	124,732
Accumulated other comprehensive income	3,397	1,537
	325,304	326,151
Non-controlling interests	17,308	17,384
Total equity	342,612	343,535

	705,935	707,310

Commitments and contingencies (note 19)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	December 28, 2013 10-K

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at January 1, 2011	65,500	180,661	12,336	95,212	2,833	14,085	305,127

Employee share purchase plan	119	626	-	-	-	-	626
Exercise of options	177	821	(292)	-	-	-	529
Stock-based compensation	-	-	2,090	-	-	-	2,090
Earnings from continuing operations	-	-	-	16,230	-	1,636	17,866
Loss from discontinued operations net of income taxes	-	-	-	(10,934)	-	-	(10,934)
Currency translation adjustment	-	-	-	-	(743)	(53)	(796)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	292	148	440

Balance at December 31, 2011	65,796	182,108	14,134	100,508	2,382	15,816	314,948

Employee share purchase plan	111	546	-	-	-	-	546
Exercise of options	100	373	(132)	-	-	-	241
Stock-based compensation	-	-	2,853	-	-	-	2,853
Earnings from continuing operations	-	-	-	22,968	-	1,543	24,511
Earnings from discontinued operations, net of income taxes	-	-	-	1,256	(1,359)	-	(103)
Currency translation adjustment	-	-	-	-	572	169	741
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(58)	(29)	(87)
Payment to non-controlling interests	-	-	-	-	-	(115)	(115)

Balance at December 29, 2012	66,007	183,027	16,855	124,732	1,537	17,384	343,535

Employee share purchase plan	80	549	-	-	-	-	549
Exercise of options	441	2,800	(787)	-	-	-	2,013
Stock-based compensation	-	-	3,255	-	-	-	3,255
Loss from continuing operations	-	-	-	(8,164)	-	(490)	(8,654)
Loss from discontinued operations, net of income taxes	-	-	-	(360)	-	-	(360)
Currency translation adjustment	-	-	-	-	1,817	392	2,209
Change in fair value of interest rate swaps, net of income taxes (note 4)	-	-	-	-	43	22	65

Balance at December 28, 2013	66,528	186,376	19,323	116,208	3,397	17,308	342,612

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	December 28, 2013 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$

CASH PROVIDED BY (USED IN)
Operating activities
Earnings (loss)	(9,014)	25,767	6,932
Earnings (loss) from discontinued operations	(360)	1,256	(10,934)
Earnings (loss) from continuing operations	(8,654)	24,511	17,866

Items not affecting cash:
Depreciation and amortization	22,399	20,226	17,809
Deferred income taxes	1,164	1,981	3,993
Stock-based compensation	3,255	2,753	2,090
Unrealized loss (gain) on derivative instruments (note 4)	1,976	(695)	839
Goodwill impairment (note 9)	3,552	-	-
Loss (gain) on sale of property, plant and equipment	223	51	(3,201)
Impairment of long-lived assets (note 13)	310	-	358
Impairment loss on investment (note 7)	21,495	-	-
Other	(632)	1,046	425
Changes in non-cash working capital, net of businesses acquired (note 16)	(10,428)	(18,838)	(44,169)
Net cash flows from operating activities - continuing operations	34,660	31,035	(3,990)
Net cash flows from operating activities - discontinued operations	(4,608)	(58)	(1,602)
	30,052	30,977	(5,592)
Investing activities
Purchases of property, plant and equipment	(33,928)	(24,251)	(17,220)
Acquisitions of businesses, net of cash acquired (note 2)	(3,828)	(30,044)	(5,461)
Payment of contingent consideration (note 4)	(1,267)	(477)	(233)
Purchases of intangible assets	(182)	(128)	(58)
Decrease (increase) in restricted cash (note 11)	6,495	(6,595)	-
Proceeds from the sale of property, plant and equipment	125	50	4,528
Other	(416)	(436)	(949)
Net cash flows from investing activities - continuing operations	(33,001)	(61,881)	(19,393)
Net cash flows from investing activities - discontinued operations	-	12,134	(423)
	(33,001)	(49,747)	(19,816)
Financing activities
Increase under line of credit facilities (note 11)	9,151	65,813	36,503
Repayment of line of credit facilities (note 11)	-	(45,296)	-
Borrowings under long-term debt (note 11)	486	59,992	4,825
Repayment of long-term debt (note 11)	(7,328)	(55,484)	(17,968)
Financing costs	(36)	(2,564)	(186)
Proceeds from the issuance of common shares	2,562	787	1,155
Other	(340)	(81)	916
Net cash flows from financing activities - continuing operations	4,495	23,167	25,245

Foreign exchange gain (loss) on cash held in a foreign currency	151	65	(102)

Increase in cash and cash equivalents during the year	1,697	4,462	(265)

Discontinued operations cash activity included above:
Add: Balance included at beginning of year	-	-	308

Cash and cash equivalents - beginning of the year	6,840	2,378	2,335

Cash and cash equivalents - end of the year	8,537	6,840	2,378

Supplemental cash flow information (notes 16)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F7-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company operates in two industry segments, the largest being SunOpta Foods, which consists of three reportable segments—Global Sourcing and Supply, Value Added Ingredients, and Consumer Products—that operate in the natural, organic and specialty food sectors and utilizes a number of integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66% of Opta Minerals Inc. (“Opta Minerals”) as at December 28, 2013 and December 29, 2012, on a non-dilutive basis. Opta Minerals is a vertically integrated provider of custom process solutions and industrial mineral products for use primarily in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries. As at December 28, 2013 and December 29, 2012, the Company also had an approximate 19% equity ownership position in Mascoma Corporation (“Mascoma”), on a non-dilutive basis. Mascoma is an innovative biofuels company.

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

Fiscal Year-End

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2013, 2012 and 2011 were each 52-week periods ending on December 28, 2013, December 29, 2012 and December 31, 2011, respectively. Fiscal year 2014 will be a 53-week period ending on January 3, 2015, with quarterly periods ending on April 5, July 5 and October 4, 2014.

The fiscal year of Opta Minerals ends on December 31, with its quarterly periods ending on March 31, June 30 and September 30.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Areas involving significant estimates and assumptions include: inventory valuation reserves; income tax liabilities and assets, and related valuation allowances; provisions for loss contingencies related to claims and litigation; allocation of the purchase price of acquired businesses; fair value of contingent consideration liabilities; useful lives of property, plant and equipment and intangible assets; expected future cash flows used in evaluating intangible assets for impairment; evaluating recoverability of investments; and reporting unit fair values in testing goodwill for impairment. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the general business environment changes.

SUNOPTA INC.	-F8-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
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

Financial Instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, inventories carried at market, derivative instruments, accounts payable and accrued liabilities, and customer and other deposits. The fair values of these instruments approximate their carrying values due to their short-term maturities. The fair values of long-term debt and long-term liabilities as at December 28, 2013 are considered not to be materially different from the carrying amounts.

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

SUNOPTA INC.	-F9-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less. Certain cash and cash equivalents can only be used by subsidiaries and are consolidated for financial reporting purposes due to the Company’s ownership (see note 16).

Accounts Receivable

Accounts receivable comprise trade receivables that are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. As at December 28, 2013 and December 29, 2012, no customer’s balance represented 10% or more of the Company’s consolidated trade receivables balance.

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

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include amounts paid in cash and recorded by the Company as a current asset prior to consumption.

SUNOPTA INC.	-F10-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performed its annual test for goodwill impairment related to the reporting units of SunOpta Foods as of the beginning of the fourth quarter. Goodwill related to the reporting units of Opta Minerals was tested at the end of the third quarter. The Company performs a quantitative test for goodwill impairment by comparing the carrying amount of each reporting unit to its estimated fair value. If the carrying amount exceeds the reporting unit’s fair value, there is a potential impairment in goodwill. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill.

Intangible Assets

The Company’s finite-lived intangible assets consist of customer and other relationships, patents and trademarks, and other intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

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

SUNOPTA INC.	-F11-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in earnings or other comprehensive earnings, based on whether the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As at December 28, 2013, the Company utilized the following derivative instruments:

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

Customer and Other Deposits

Customer and other deposits include prepayments by customers for merchandise inventory to be purchased at a future date.

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

SUNOPTA INC.	-F12-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
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

Defined Benefit Pension Plan

The Company has a defined benefit pension plan covering certain of its European employees. The specified pension benefits are provided by an insurance entity in the Netherlands, in exchange for a fixed premium paid by the Company. The premium payments determine the periodic pension cost, which is included in selling, general and administrative expenses on the consolidated statements of operations.

Stock Incentive Plan

The Company maintains a stock incentive plan under which stock options and other stock-based awards may be granted to selected employees and directors. The Company recognizes stock-based compensation at fair value. For grants of stock options, the grant-date fair value is estimated using the Black-Scholes option-pricing model. Compensation expense is recognized on a straight-line basis over the stock option vesting period of the entire award based on the estimated number of stock options that are expected to vest. When exercised, stock options are settled through the issuance of shares and are therefore treated as equity awards.

Revenue Recognition

The Company recognizes revenue at the time of delivery of the product or service and when all of the following have occurred: a sales agreement is in place, the price is fixed or determinable, and collection is reasonably assured, as follows:

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

SUNOPTA INC.	-F13-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as accrued but unpaid bonuses; tax-related matters; and claims or litigation. Accruals for loss contingencies are recorded when the Company determines that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the estimate of the amount of the loss is a range and some amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued as a liability. If no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued as a liability.

2. Business Acquisitions

Acquisition in Fiscal 2013

Bulgarian Processing Operation

On December 31, 2012, the Company acquired a grains handling and processing facility located in Silistra, Bulgaria and operated as the Organic Land Corporation OOD (“OLC”). The facility is located near a protected and chemical free agricultural area, which produces organic products including sunflower, flax seed, corn, barley and soybeans. This acquisition diversified the Company’s organic sunflower processing operations and should allow it to expand its capabilities into the other organic products grown in the region following the expansion of production capabilities. The Company had been sourcing non-genetically modified sunflower kernel from OLC from late 2011 through to the date of acquisition. Since the acquisition date, the results of operations of OLC have been included in Global Sourcing and Supply.

This transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the fair values of the assets acquired and liabilities assumed, as well as the total consideration transferred to effect the acquisition of OLC as of the acquisition date.

$
Cash and cash equivalents	70
Accounts receivables	378
Inventories	55
Other current assets	21
Property, plant and equipment	4,067
Accounts payable and accrued liabilities	(228)
Long-term debt(1)	(465)
Total cash consideration	3,898

(1)	Subsequent to the acquisition date, the Company fully repaid OLC’s existing bank loans.

The revenue and earnings of OLC from the date of acquisition to December 28, 2013 were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2012, the results of operations of OLC would not have had a material pro forma effect on the Company’s revenues, earnings and earnings per share for the year ended December 29, 2012.

SUNOPTA INC.	-F14-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
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

The acquisition of WGI has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

	Provisional(1)	Final(2)
	$	$
Cash and cash equivalents	2,454	2,454
Accounts and other receivables(3)	4,922	4,922
Inventories	7,329	7,329
Other current assets	111	111
Property, plant and equipment	5,386	5,386
Goodwill(4)	217	623
Deferred income tax	383	383
Accounts payable and accrued liabilities	(5,056)	(5,462)
Bank indebtedness and long-term debt	(551)	(551)
Other long-term liabilities	(227)	(227)
Total consideration	14,968	14,968

(1)	Reflects the provisional amounts previously reported by the Company as at December 29, 2012.

(2)

Adjustments reflect additional information obtained in connection with the valuation of liabilities assumed as of the acquisition date. These adjustments were not considered material to the Company’s previously reported consolidated financial statements.

(3)	Includes trade accounts receivable with a fair value of $4,365. The gross contractual amount of trade accounts receivable was $5,097, of which $732 was expected to be uncollectible.

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

SUNOPTA INC.	-F15-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
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

This transaction has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the fair values of the assets acquired and liabilities assumed, as well as the consideration transferred to effect the acquisition of Babco as of the acquisition date.

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

(5)

Represents the fair value of contingent consideration payments of up to approximately $1,300 if Babco achieves certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets over the next five years. The fair value of the contingent consideration was measured at the acquisition date using a discounted cash flow analysis based on level 3 inputs, which included a forecasted EBITDA growth rate of 2.5% and a risk-adjusted discount rate of 18.0%.

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

SUNOPTA INC.	-F16-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The acquired assets (including goodwill), assumed liabilities and results of operations of Babco have been included in the Opta Minerals operating segment since the date of acquisition.

Acquisitions in Fiscal 2011

Inland RC, LLC

On November 10, 2011, Opta Minerals acquired the outstanding members’ interest of Inland RC, LLC (“Inland”), a manufacturer of pre-cast refractory shapes, injection lances, stirring lances and electric furnace deltas. Inland’s results of operations have been included in the Opta Minerals operating segment since the date of acquisition.

Lorton’s Fresh Squeezed Juices, Inc.

On August 5, 2011, the Company acquired the assets and business of Lorton’s Fresh Squeezed Juices, Inc. (“Lorton’s”), an integrated producer of a variety of citrus-based products in both industrial and packaged formats. Lorton’s results of operations have been included in Consumer Products since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed, as well as the consideration transferred to effect the acquisitions of Inland and Lorton’s, as of the respective acquisition dates.

	Inland	Lorton’s
	$	$
Net assets acquired:
Current assets	470	1,672
Property, plant and equipment	508	1,221
Goodwill(1)	410	572
Intangible assets(2)	249	469
Current liabilities	(635)	(923)
	1,002	3,011

Consideration:
Cash consideration	658	2,500
Contingent consideration	344	511
	1,002	3,011

(1)	The goodwill recognized is attributable primarily to expected synergies and assembled workforces of Inland and Lorton’s.

(2)

Intangible assets consist of acquired customer relationships of Inland and Lorton’s, which are being amortized over their estimated useful lives of approximately 15 years and seven years, respectively.

SUNOPTA INC.	-F17-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

3. Discontinued Operations

Divestiture in Fiscal 2012

Purity Life Natural Health Products

On June 5, 2012, the Company completed the sale of Purity Life Natural Health Products (“Purity”), its Canadian natural health products distribution business, for cash consideration of $13,443 (Cdn $14,000) at closing, plus up to $672 (Cdn $700) of contingent consideration if Purity achieved certain earnings targets during the one-year period following the closing date. The earnings targets were not met and, therefore, no contingent consideration was recognized. The divestiture of Purity completed the Company’s exit from all non-core distribution businesses. Purity was formerly part of the Company’s former International Foods Group operating segment.

For the year ended December 29, 2012, the company recognized the following gain on sale of Purity in discontinued operations:

$
Cash consideration	13,443
Transaction and related costs	(1,254)
Net proceeds	12,189

Net assets sold	12,939
Accumulated currency translation adjustment related to net assets sold	(1,359)
Pre-tax gain on sale	609
Recovery of income taxes(1)	199
Gain on sale of discontinued operations, net of income taxes	808

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

Divestiture in Fiscal 2011

Colorado Sun Oil Processing LLC

On August 12, 2011, the Company disposed of its interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture to Colorado Mills, LLC (“Colorado Mills”) pursuant to the outcome of related bankruptcy proceedings. CSOP operated a vegetable oil refinery adjacent to Colorado Mills’ sunflower crush plant and was formerly part of the former Grains and Foods Group operating segment. The operating results of CSOP were reclassified to discontinued operations, which included a pre-tax charge of $5,246 recorded in the year ended December 31, 2011, which was related to a separate arbitration ruling in favor of Colorado Mills in respect of the joint venture agreement. On June 18, 2013, the Company reached an agreement with Colorado Mills to settle the arbitration proceeding (see note 19). In connection with the settlement, the Company paid Colorado Mills $5,884, consisting of cash and equipment in use at the CSOP refinery. The expenses of CSOP included in discontinued operations for the years ended December 28, 2013 and December 29, 2012, related to legal fees and period interest costs the Company incurred in connection with the arbitration proceeding.

SUNOPTA INC.	-F18-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Operating Results Reported in Discontinued Operations

The following table presents the aggregate operating results of Purity and CSOP reported in earnings (loss) from discontinued operations:

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$
Revenues	-	26,914	62,205

Earnings (loss) before income taxes	(570)	528	(15,724)
Recovery of (provision for) income taxes	210	(80)	4,465
Loss allocated to non-controlling interests	-	-	254
Earnings (loss) from discontinued operations, net of income taxes	(360)	448	(11,005)

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of December 28, 2013 and December 29, 2012:

		December 28, 2013
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	1,459	284	1,175	-
	Unrealized long-term derivative asset	29	-	29	-
	Unrealized short-term derivative liability	(1,841)	-	(1,841)	-
	Unrealized long-term derivative liability	(12)	-	(12)	-
(b)	Inventories carried at market(2)	11,836	-	11,836	-
(c)	Interest rate swaps(3)	(311)	-	(311)	-
(d)	Forward foreign currency contracts(4)	(371)	-	(371)	-
(e)	Contingent consideration(5)	(2,671)	-	-	(2,671)

		December 29, 2012
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	3,184	690	2,494	-
	Unrealized long-term derivative asset	93	-	93	-
	Unrealized short-term derivative liability	(1,623)	-	(1,623)	-
	Unrealized long-term derivative liability	(43)	-	(43)	-
(b)	Inventories carried at market(2)	15,426	-	15,426	-
(c)	Interest rate swap(3)	(396)	-	(396)	-
(d)	Forward foreign currency contracts(4)	(327)	-	(327)	-
(e)	Contingent consideration(5)	(4,398)	-	-	(4,398)

(1)

Unrealized short-term derivative asset is included in prepaid expenses and other current assets, unrealized long-term derivative asset is included in other assets, unrealized short-term derivative liability is included in other current liabilities and unrealized long-term derivative liability is included in long-term liabilities on the consolidated balance sheets.

(2)	Inventories carried at market are included in inventories on the consolidated balance sheets.
(3)	The interest rate swaps are included in long-term liabilities on the consolidated balance sheets.
(4)	The forward foreign currency contracts are included in accounts receivable on the consolidated balance sheets.
(5)	Contingent consideration obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.

SUNOPTA INC.	-F19-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the price of cocoa. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the year ended December 28, 2013, the Company recognized a loss of $1,976 (December 29, 2012 – gain of $695; December 31, 2011 – loss of $839).

As at December 28, 2013, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

		Number of bushels
		purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	924	1,030
Forward commodity sale contracts	(639)	(1,625)
Commodity futures contracts	(495)	(45)

In addition, as at December 28, 2013, the Company had open forward contracts to sell 168 lots of cocoa.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the CBoT. Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of sales on the consolidated statements of operations. At December 28, 2013, the Company had 212,026 bushels of commodity corn and 623,739 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

As at December 28, 2013, Opta Minerals held interest rate swaps with a notional value of Cdn $41,925 to pay a fixed rate of 1.85% to 2.02%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until May 2017. The net notional value decreases in accordance with the quarterly principal repayments on the Opta Minerals’ non-revolving term credit facility (see note 11).

SUNOPTA INC.	-F20-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

At each period end, the Company calculates the marked-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of this derivative instrument are included on the consolidated statements of comprehensive earnings. For the year ended December 28, 2013, a $85 gain (December 29, 2012 – loss of $140; December 31, 2011 – gain of $635), net of income tax expense of $20 (December 29, 2012 – income tax benefit of $53; December 31, 2011 – income tax expense of $195), was recorded in other comprehensive earnings.

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. At December 28, 2013 the Company had open forward foreign exchange contracts with a notional value of €14,144 ($19,434). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss (gain) on the consolidated statement of operations. For the year ended December 28, 2013, the Company recognized a loss of $44 (December 29, 2012 – loss of $327; December 31, 2011 – loss of $149).

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows.

For the year ended December 28, 2013, the change in the fair value of the contingent consideration liability reflected (i) payments of $1,267 related to the acquisitions of Babco (see note 2) and Edner of Nevada, Inc. (“Edner”) (acquired December 14, 2010); (ii) changes in the probability of achieving the factors on which the contingencies are based; (iii) accretion of interest expense; and (iv) changes in foreign currency exchange rates.

SUNOPTA INC.	-F21-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

5. Accounts Receivable

	December 28, 2013	December 29, 2012
	$	$
Trade receivables	111,593	115,737
Allowance for doubtful accounts	(1,676)	(2,423)
	109,917	113,314

The change in the allowance for doubtful accounts provision for the years ended December 28, 2013 and December 29, 2012 is comprised as follows:

	December 28, 2013	December 29, 2012
	$	$
Balance, beginning of year	2,423	1,596
Net additions to provision	1,247	1,639
Accounts receivable written off, net of recoveries	(1,996)	(844)
Effects of foreign exchange rate differences	2	32
Balance, end of year	1,676	2,423

6. Inventories

	December 28, 2013	December 29, 2012
	$	$
Raw materials and work-in-process	177,407	169,269
Finished goods	77,984	63,621
Company-owned grain	23,773	27,335
Inventory reserve	(4,878)	(4,487)
	274,286	255,738

The change in the inventory reserve for the years ended December 28, 2013 and December 29, 2012 is comprised as follows:

	December 28, 2013	December 29, 2012
	$	$
Balance, beginning of year	4,487	6,305
Additions to reserve during the year	3,030	3,458
Reserves applied and inventories written off during the year	(2,645)	(5,268)
Effect of foreign exchange rate differences	6	(8)
Balance, end of year	4,878	4,487

SUNOPTA INC.	-F22-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

7. Investments

Mascoma Corporation

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

As at June 29, 2013, the Company concluded that the $33,845 carrying value of its investment in Mascoma was impaired and that the impairment was other-than-temporary, based on information provided by Mascoma and consideration of external factors. The Company completed a valuation analysis based on available information and determined that the fair value of its investment in Mascoma was $12,350 at June 29, 2013. As a result, the Company recorded an other-than-temporary impairment loss of $21,495 on the consolidated statement of operations for the quarter ended June 29, 2013.

As at December 28, 2013, the Company did not estimate the fair value of its investment in Mascoma, as no events or changes in circumstances were identified that may have a significant adverse effect on the Company’s ability to recover the new cost base of its investment.

SUNOPTA INC.	-F23-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

8. Property, Plant and Equipment

	December 28, 2013
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,486	-	7,486
Buildings	67,612	18,507	49,105
Machinery and equipment	174,454	80,505	93,949
Enterprise software	6,850	5,535	1,315
Office furniture and equipment	10,041	6,033	4,008
Vehicles	6,730	4,520	2,210
	273,173	115,100	158,073

	December 29, 2012
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,659	-	7,659
Buildings	59,388	15,793	43,595
Machinery and equipment	153,204	69,841	83,363
Enterprise software	7,164	5,878	1,286
Office furniture and equipment	7,581	4,897	2,684
Vehicles	6,028	4,036	1,992
	241,024	100,445	140,579

Included in machinery and equipment as at December 28, 2013 was $10,263 (December 29, 2012 – $13,475) representing construction in process assets which were not being depreciated as they had not yet reached the stage of commercial viability. Also included in machinery and equipment as at December 28, 2013 was equipment under capital leases with a cost of $7,807 (December 29, 2012 – $1,132) and a net book value of $7,517 (December 29, 2012 – $994). In addition, machinery and equipment includes $3,577 (December 29, 2012 – $2,913) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expense on the consolidated statements of operations related to property, plant and equipment for the year ended December 28, 2013 was $17,666 (December 29, 2012 – $15,293; December 31, 2011 – $13,935).

SUNOPTA INC.	-F24-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Goodwill and Intangible Assets

	December 28, 2013	December 29, 2012
	$	$
Goodwill	53,673	57,414
Intangible assets with a finite life at cost, less accumulated amortization of $29,033 (December 29, 2012 - $24,300)	47,991	52,885

The following is a summary of changes in goodwill:

$
Balance at December 31, 2011	49,387
Acquisitions during the year	7,892
Impact of foreign exchange and other	135
Balance at December 29, 2012	57,414
Goodwill impairment	(3,552)
Impact of foreign exchange and other	(189)
Balance at December 28, 2013	53,673

Opta Minerals performed its annual impairment test for goodwill as at September 30, 2013, and recognized a non-cash goodwill impairment loss of $3,552 related to one of its reporting units in the third quarter of 2013. Due to increased competition and reduced demand for industrial minerals in markets along the U.S. east coast, the operating profits and cash flows of the reporting unit were lower than expected in the fourth quarter of 2012 and first three quarters of 2013, reflecting reduced sales volumes, price concessions causing lower gross margins, and lower utilization of plant capacity. The fair value of the reporting unit was estimated based on the expected present value of future cash flows using unobservable (level 3) inputs, which included the following assumptions: (i) an estimated cumulative average operating income growth rate from 2014 to 2017 of 25.7%; (ii) a projected long-term annual operating income growth rate of 2.5%; and (iii) a risk-adjusted discount rate of 14.0% . The goodwill associated with the reporting unit was fully deductible for tax purposes. There was no indication of goodwill impairment related to the other reporting units of Opta Minerals based on the testing done as at September 30, 2013. As at November 30, 2013, Opta Minerals identified certain additional impairment indicators upon approval of its budget for fiscal 2014, which resulted in additional impairment tests being performed. These tests did not, however, result in any additional goodwill impairment losses. Given the timing of the budget approval process, Opta Minerals will now perform its annual impairment tests as at November 30.

The Company performed its annual test for goodwill impairment related to the reporting units of SunOpta Foods as of the beginning of the fourth quarter. Based on the quantitative testing performed as at September 29, 2013 (the first day of the fourth quarter), the Company determined that none of the goodwill associated with the SunOpta Foods reporting units was impaired.

There was no indication of goodwill impairment associated with the reporting units of either SunOpta Foods or Opta Minerals based on the testing done for the years ended December 29, 2012 and December 31, 2011.

SUNOPTA INC.	-F25-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The following is a summary of changes in intangible assets:

	Customer and other	Patents and
	relationships	trademarks	Other	Total
	$	$	$	$
Balance at December 31, 2011	45,369	546	2,120	48,035
Acquisitions (see note 2)	9,347	-	-	9,347
Additions	-	-	128	128
Amortization	(4,163)	(101)	(669)	(4,933)
Impact of foreign exchange	295	-	13	308
Balance at December 29, 2012	50,848	445	1,592	52,885
Additions	-	12	170	182
Impairment (see note 13)	(310)	-	-	(310)
Amortization	(4,206)	(91)	(436)	(4,733)
Impact of foreign exchange	246	-	(279)	(33)
Balance at December 28, 2013	46,578	366	1,047	47,991

The Company estimates that the aggregate future amortization expense associated with finite-life intangible assets in each of the next five fiscal years and thereafter will be as follows:

$
2014	4,718
2015	4,551
2016	4,359
2017	4,359
2018	4,324
Thereafter	25,680
47,991

10. Accounts Payable and Accrued Liabilities

	December 28, 2013	December 29, 2012
	$	$
Accounts payable	92,372	86,297
Payroll and commissions	9,340	10,389
Accrued grain liabilities	16,902	20,931
Other accruals	11,215	10,927
	129,829	128,544

SUNOPTA INC.	-F26-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Bank Indebtedness and Long-Term Debt

	December 28, 2013	December 29, 2012
	$	$
Bank indebtedness:
North American credit facilities(1)	64,382	75,700
European credit facilities(2)	61,892	44,611
Opta Minerals revolving term credit facility(3)	15,579	10,750
	141,853	131,061

Long-term debt:
Opta Minerals non-revolving term credit facility(3)	42,253	50,315
Lease obligations(4)	6,444	7,219
Other	311	664
	49,008	58,198
Less: current portion	6,354	6,925
	42,654	51,273

(1)	North American credit facilities

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

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at December 28, 2013, the weighted-average interest rate on the facilities was 2.17%.

The facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, excluding Opta Minerals and The Organic Corporation (“TOC”)

(2)	European credit facilities

The European credit facilities support the global sourcing, supply and processing capabilities of the International Sourcing and Supply operating segment.

On September 25, 2012, TOC and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. As of December 28, 2013 and December 29, 2012, €42,661 ($58,616) and €30,262 ($39,995), respectively, of this facility had been utilized. On January 6, 2014, the lenders increased the amount available under the revolving credit facility to €51,000 until April 30, 2014. The revolving credit facility is secured by the working capital of TOC and certain of its subsidiaries. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit may be extended or adjusted upon approval of the lenders. Interest costs under the facilities accrue based on either a loan margin of 1.75% or an overdraft margin of 1.85% plus the cost of funds as set by each of the lenders on a periodic basis. The cost of funds as set by the lenders was 0.17% at December 28, 2013.

On March 26, 2012, TOC entered into a €4,990 credit facility to pre-finance the construction of equipment for a cocoa processing facility located in Middenmeer, the Netherlands. As at July 18, 2013 and December 29, 2012, €4,990 ($6,495) and €3,493 ($4,616), respectively, of this facility had been utilized to fund the construction in process. Interest on borrowings under this facility accrued at 3.8%. On July 18, 2013, this facility was repaid through borrowings under a long-term lease facility (as described below under (4)).

SUNOPTA INC.	-F27-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

On May 22, 2013, a subsidiary of TOC entered into a revolving credit facility agreement to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on Euribor plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2014. As of December 28, 2013, €2,385 ($3,276) was borrowed under this facility.

(3)	Opta Minerals credit facilities

These credit facilities are specific to the operations of Opta Minerals.

On July 24, 2012, Opta Minerals amended its credit agreement dated May 18, 2012, to provide for a Cdn $15,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. On April 30, 2013, Opta Minerals amended the credit agreement again to increase the revolving term credit facility to Cdn $20,000. The revolving term credit facility matures on August 14, 2014, with the outstanding principal amount repayable in full on the maturity date. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial covenants are not met (see below). The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date.

Interest on the borrowings under these facilities accrues at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 3.50% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non- revolving term credit facility (see note 4). As at December 28, 2013, the weighted-average interest rate on the credit facilities was 5.52%, after taking into account the related interest rate hedging activities.

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals, and are without recourse to SunOpta Inc.

As at September 30, 2013, Opta Minerals was not in compliance with the financial covenants under its credit agreement, which constituted an event of default under the credit agreement. On October 31, 2013, Opta Minerals obtained a waiver from its lenders in respect of these financial covenants, and the credit agreement was amended to increase the applicable margin on borrowings up to 5.00% based on certain financial ratios of Opta Minerals. On November 22, 2013, the credit agreement was again amended to reset the financial covenants for the quarterly periods ending December 31, 2013 through March 31, 2015. As it is not considered probable that Opta Minerals will violate the amended financial covenants within the next 12 months, the non-revolving term credit facility has been classified as non-current on the consolidated balance sheet as at December 28, 2013.

(4)	Lease obligations

On October 1, 2012, TOC entered into a €4,990 lease facility to provide for long-term financing on equipment for the cocoa processing facility in the Netherlands. Interest on this facility accrues at an effective rate of 5.90% and the facility matures on October 1, 2019. Principal and accrued interest is repayable in equal monthly installments of €73. As at December 28, 2013 and December 29, 2012, €4,242 ($5,829) and €4,845 ($6,403), respectively, remained outstanding under this facility. On July 18, 2013, borrowings under this facility were applied to the repayment of the credit facility used to pre-finance the construction of the cocoa processing equipment (as described above under (2)). These borrowings had been previously recorded as restricted cash on the consolidated balance sheet as at December 29, 2012.

SUNOPTA INC.	-F28-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Principal repayments of long-term debt are as follows:

$
2014	6,354
2015	6,098
2016	6,054
2017	5,996
2018	5,894
Thereafter	18,612
49,008

Interest expense (including standby fees and the amortization of deferred financing costs) and interest income are as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$
Interest expense	8,046	9,602	9,086
Interest income	(186)	(269)	(247)
Interest expense, net	7,860	9,333	8,839

12. Capital Stock

The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value (of which none are outstanding).

Stock Incentive Plans

On May 28, 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”), which permits the grant of a variety of stock-based awards, including restricted stock, restricted stock units, performance-based awards, stock options, and stock appreciation rights to selected employees and directors of the Company. The Company reserved 1,250,000 common shares for issuance under the 2013 Plan plus 867,031 additional shares previously reserved and available for grants under the Company’s 2002 Amended and Restated Stock Option Plan (the “2002 Plan”). The Company had previously reserved a total of 7,500,000 common shares under the 2002 Plan for issuance on the exercise of stock options granted to employees and directors. As of May 28, 2013, the Company combined the 2002 Plan into the 2013 Plan, such that all equity awards thereafter are made under the 2013 Plan. As at December 28, 2013, 2,172,811 securities remained available for issuance under the 2013 Plan.

Stock options granted in the years ended December 28, 2013 and December 29, 2012, vest ratably on each of the first through fifth anniversaries of the grant date and expire on the tenth anniversary of the grant date. Options granted prior to January 1, 2012 generally vest ratably on each of the first through fifth anniversaries from the date of grant and expire on the sixth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees or directors on exercise of stock options or purchase of stock is credited to capital stock.

SUNOPTA INC.	-F29-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Details of stock option activity for the year ended December 28, 2013 are as follows:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at beginning of year	3,687,500	$5.46
Granted	1,054,000	7.45
Exercised	(440,240)	4.19
Forfeited or expired	(276,800)	6.51
Outstanding at end of year	4,024,460	$5.85	6.7	$16,747
Exercisable at end of year	1,119,680	$4.80	3.7	$5,839

The weighted-average grant-date fair values of all stock options granted in the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were $4.44, $3.41 and $4.36, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted in those years were as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
Dividend yield(1)	0%	0%	0%
Expected volatility(2)	63.1%	65.8%	68.0%
Risk-free interest rate(3)	1.3%	1.2%	1.8%
Expected life of options (years)(4)	6.5	6.5	6.0

(1)	Determined based on expected annual dividend yield at the time of grant.
(2)	Determined based on historical volatility of the Company’s common shares over the expected life of the option.
(3)	Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.
(4)

For the years ended December 28, 2013 and December 29, 2012, determined using simplified method, as the Company changed the term of its stock option grants from six years to 10 years and, as a result, historical exercise data may no longer provide a reasonable basis upon which to estimate expected life. For the year ended January 1, 2011, determined based on historical exercise and forfeiture patterns.

The fair value of the options is based on estimates of the number of options that management expects to vest, which is estimated to be 85% of the granted amounts.

Details of stock options outstanding as at December 28, 2013 are as follows:

			Vested	Weighted-	Total	Weighted-
	Exercise price range		outstanding	average price	outstanding	average price
Expiry date	Low	High	options	(vested)	options	(total)
2014	$4.06	$13.35	170,500	$5.69	170,500	$5.69
2015	0.91	1.92	277,080	1.64	402,860	1.64
2016	4.45	5.62	211,300	4.50	403,300	4.50
2017	4.88	7.72	266,800	7.11	725,200	7.12
2022	5.14	5.73	194,000	5.66	1,269,600	5.57
2023	7.09	8.23	-	-	1,053,000	7.45
			1,119,680	$4.80	4,024,460	$5.85

SUNOPTA INC.	-F30-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Earnings from continuing operations for the year ended December 28, 2013 included $3,255 (December 29, 2012 – $2,753; December 31, 2011 – $2,090) of stock compensation expense related to the Company’s stock-based compensation arrangements, including $485 (December 29, 2012 – $501; December 31, 2011 – $354) in stock-based compensation for the options issued by Opta Minerals to its employees. In addition, the Company realized a cash tax benefit of $170 (December 29, 2012 – $12; December 31, 2011 – $86) relating to options granted in prior years and exercised in the current year, which was recorded as an increase in additional paid-in capital. Total compensation costs related to non-vested awards not yet recognized as an expense is $8,032 as at December 28, 2013, which will be amortized over a weighted-average remaining vesting period of 2.2 years.

Employee Share Purchase Plan

The Company maintains an employee share purchase plan whereby employees can purchase common shares through payroll deductions. In the year ended December 28, 2013, the Company’s employees purchased 80,215 common shares (December 29, 2012 – 111,078; December 31, 2011 – 119,028) for total proceeds of $549 (December 29, 2012 – $546; December 31, 2011 – $626). As at December 28, 2013, 1,363,771 common shares are remaining to be granted under this plan.

Warrants

On February 5, 2010, the Company issued warrants exercisable for up to 250,000 common shares at an exercise price of $3.25 per share as partial payment for general investment banking financial advisory services. On June 11, 2010, the Company issued warrants exercisable for up to 600,000 common shares at an exercise price of $5.11 per share as partial payment for advisory services in connection with the sale of the Canadian Food Distribution assets. A fair value of $2,163 in the aggregate was assigned to these warrants, determined using the Black-Scholes option pricing model. The fair value of the warrants was expensed in full as of the dates of issuance, with the offset recorded as an increase to additional paid-in capital. The warrants expire on the fifth anniversary of the respective dates of issuance. As at December 28, 2013, none of the warrants had been exercised.

13. Other Expense (Income), Net

The components of other expense (income) are as follows:

		December 28, 2013	December 29, 2012	December 31, 2011
		$	$	$

(a)	Product recall	5,214	-	-
(b)	Severance and other rationalization costs	1,286	1,705	505
(c)	Impairment of long-lived assets	310	-	358
(d)	Acquisition-related transaction costs	181	671	467
(e)	Loss (gain) on sale of assets	180	(376)	(2,872)
	Other	(122)	194	(1,290)
		7,049	2,194	(2,832)

(a)	Product recall

For the year ended December 28, 2013, the Company recorded a provision for the expected loss associated with a voluntary product recall initiated by a customer in November 2013, which related to certain pouch products processed and packaged at the Company’s Allentown, Pennsylvania facility.

SUNOPTA INC.	-F31-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

(b)	Severance and other rationalization costs

For the year ended December 28, 2013, Opta Minerals incurred severance and other costs in connection with the rationalization and integration of WGI. In addition, the Company recorded employee severance and other costs in connection with the closure of the Chelmsford, Massachusetts administrative office of the former Ingredients Group and the idling of the Fargo, North Dakota grains processing facility of Global Sourcing and Supply.

For the year ended December 29, 2012, the Company recorded employee severance and other costs in connection with the rationalization of a number of operations and functions within SunOpta Foods in an effort to streamline operations, which included a reduction in its salaried workforce of approximately 6%, as well as severance payable to a former executive officer. In addition, Opta Minerals incurred severance costs in connection with the acquisition of WGI.

For the year ended December 31, 2011, the Company recorded employee severance and other rationalization costs mainly in connection with the divestiture of its fruit processing operations in Mexico and California.

(c)	Impairment of long-lived assets

For the year ended December 28, 2013, Opta Minerals wrote off the carrying amounts of certain intangible assets related to long-term licensing agreements that were determined not to be recoverable, due to a decline in the cash flows generated under these arrangements. For the year ended December 31, 2011, the Company wrote off certain long-lived tangible and intangible assets of the frozen food operation of the former Fruit Group in the amounts of $88 and $270, respectively.

(d)	Acquisition-related transaction costs

Represents transaction costs incurred in connection with the fiscal 2013 acquisition of OLC, the fiscal 2012 acquisitions of WGI and Babco by Opta Minerals, and the fiscal 2011 acquisitions of Inland by Opta Minerals and Lorton’s (see note 2).

(e)	Gain on sale of assets

For the year ended December 29, 2012, the gain on sale of assets comprised an insurance recovery that was in excess of the carrying amount of the insured assets. For the year ended December 31, 2011, the Company completed the sale of land, buildings and processing equipment located in Mexico for proceeds of $5,650. The Company recorded a gain on sale of $2,872, after deducting the carrying value of the assets and related transaction costs.

SUNOPTA INC.	-F32-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

14. Income Taxes

The provision for income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rate to earnings before income taxes due to the following:

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$
Income tax provision (recovery) at combined statutory rate	(232)	9,392	7,773

Income (decrease) by the effects of:
Change in valuation allowance	3,434	(1,354)	(1,054)
Impairment loss on investments	2,799	-	-
Foreign tax rate differential	2,535	2,820	824
Change in unrecognized tax benefits	153	180	-
Impact of substantively enacted tax rates	29	(406)	1,036
Benefits of intercompany financing structures	(626)	(210)	(1,231)
Impact of foreign exchange	(224)	18	194
Expiring non-capital losses and R&D credits plus a change in Canadian capital losses	-	-	2,002
Other	(88)	494	352
Provision for income taxes	7,780	10,934	9,896

The components of earnings (loss) from continuing operations before income taxes are shown below:

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$
Canada	(15,945)	9,070	(1,559)
U.S.	13,462	15,416	17,136
Other	1,609	10,959	12,185
	(874)	35,445	27,762

SUNOPTA INC.	-F33-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The components of the provision for (recovery of) income taxes are shown below:

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$
Current income tax provision (recovery):
Canada	402	250	(468)
U.S.	5,434	3,123	3,534
Other	806	3,041	2,724
	6,642	6,414	5,790

Deferred income tax provision (recovery):
Canada	1,766	889	613
U.S.	(728)	3,648	3,121
Other	100	(17)	372
	1,138	4,520	4,106
Provision for income taxes	7,780	10,934	9,896

Deferred income taxes of the Company are comprised of the following:

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$
Differences in property, plant and equipment and intangible assets	(32,654)	(33,476)	(29,088)
Capital and non-capital losses	14,822	16,076	16,240
Tax benefit of scientific research expenditures	4,974	5,086	4,908
Tax benefit of costs incurred during share issuances	354	368	191
Inventory basis differences	2,106	1,944	2,423
Other accrued reserves	3,863	1,241	2,124
	(6,535)	(8,761)	(3,202)
Less: valuation allowance	6,535	3,145	4,547
Net deferred income tax liability	(13,070)	(11,906)	(7,749)

The components of the deferred income tax asset (liability) are shown below:

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$
Canada	6,053	7,848	11,278
U.S.	(15,475)	(16,721)	(16,009)
Other	(3,648)	(3,033)	(3,018)
	(13,070)	(11,906)	(7,749)

SUNOPTA INC.	-F34-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

The components of the deferred income tax valuation allowance are as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$
Balance, beginning of year	3,145	4,547	5,880
Increase (decrease) in valuation allowance	3,434	(1,354)	(1,054)
Adjustments to valuation allowance as a result of acquisitions and foreign exchange	(44)	(48)	(279)
Balance, end of year	6,535	3,145	4,547

The Company has approximately $10,098 (December 29, 2012 - $10,847) in Canadian scientific expenditures, which can be carried forward indefinitely to reduce future years’ taxable income. The Company also has approximately $953 and $71 (December 29, 2012 – $958 and $71) in Canadian and U.S. scientific research investment tax credits and $166 (December 29, 2012 - $166) in Massachusetts research and development tax credits, which will expire in varying amounts up to 2029.

The Company has Canadian and U.S. federal non-capital loss carry-forwards of approximately $21,581 and $5,108, respectively, as at December 28, 2013 (December 29, 2012 - $28,821 and $11,517, respectively). The Company also has state loss carry-forwards of approximately $6,576 as at December 28, 2013 (December 29, 2012 - $11,311). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to Canada and the U.S. expire in varying amounts over the next 20 years.

The Company has Canadian capital losses of approximately $394 as at December 28, 2013 (December 29, 2012 - $845) for which a full valuation allowance exists. These amounts are available to reduce future capital gains and do not expire.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, a valuation allowance of $6,535 (December 29, 2012 - $3,145) has been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

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

	December 28, 2013	December 29, 2012
	$	$
Balance, beginning of year	2,757	2,568
Additions based on tax positions related to the current year	153	189
Balance, end of year	2,910	2,757

The Company’s unrecognized tax benefits largely include a possible reduction to prior year losses for U.S. exposures relating to the deductibility of certain interest amount accrued. The Company believes that it is reasonably possible that a decrease in unrecognized tax benefits related to tax exposures in the U.S. may be necessary as statute limitations lapse beginning in 2015.

SUNOPTA INC.	-F35-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations. The Company recognized $85 in potential interest and penalties associated with unrecognized tax benefits for the year ended December 28, 2013 (December 29, 2012 - $nil). The unrecognized tax benefits have been recorded in income taxes payable or as a reduction of long-term deferred tax assets. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada (including Ontario) the U.S. (including multiple states), and the Netherlands. The Company’s 2006 through 2012 tax years (and any tax year for which available non-capital loss carry-forwards were generated up to the amount of non-capital loss carry-forward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and the 2006 through 2012 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company’s consolidated financial statements.

15. Earnings (Loss) Per Share

Earnings (loss) per share were calculated as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
Earnings (loss) from continuing operations attributable to SunOpta Inc.	$(8,164)	$22,968	$16,230
Earnings (loss) from discontinued operations, net of taxes	(360)	1,256	(10,934)
Earnings (loss) attributable to SunOpta Inc.	$(8,524)	$24,224	$5,296

Basic weighted-average number of shares outstanding	66,288,147	65,897,969	65,644,372
Dilutive potential of the following:
Employee/director stock options	1,165,133	551,723	705,332
Warrants	378,845	161,705	233,445
Diluted weighted-average number of shares outstanding	67,832,125	66,611,397	66,583,149

Earnings (loss) per share - basic:
- from continuing operations	$(0.12)	$0.35	$0.25
- from discontinued operations	(0.01)	0.02	(0.17)
	$(0.13)	$0.37	$0.08

Earnings (loss) per share - diluted:
- from continuing operations	$(0.12)	$0.34	$0.24
- from discontinued operations	(0.01)	0.02	(0.16)
	$(0.13)	$0.36	$0.08

For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, options to purchase nil, 2,045,200 and 1,355,700 common shares, respectively, have been excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

For the year ended December 28, 2013, all potential dilutive common shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.

SUNOPTA INC.	-F36-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

16. Supplemental Cash Flow Information

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	4,029	(18,904)	4,632
Inventories	(17,414)	(19,180)	(39,687)
Income tax recoverable	(5,693)	2,395	(1,249)
Prepaid expenses and other current assets	2,907	3,409	4,532
Accounts payable and accrued liabilities	7,070	9,541	(10,254)
Customer and other deposits	(1,327)	3,901	(2,143)
	(10,428)	(18,838)	(44,169)

Cash paid for:
Interest	7,125	8,541	7,632
Income taxes	10,715	6,304	7,256

As at December 28, 2013, cash and cash equivalents included $4,084 (December 29, 2012 – $3,966) that is specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

17. Related Party Transactions and Balance

The following table summarizes related party transactions and balance not disclosed elsewhere in these consolidated financial statements:

		December 28, 2013	December 29, 2012	December 31, 2011
		$	$	$
Transactions:
(a)	Sales of agronomy products	412	537	509
(a)	Purchases of grains and seeds	4,447	1,486	1,821
(b)	Sales of coffee beans	879	871	700
(c)	Rent paid	475	498	512
(d)	Interest paid on promissory notes	-	112	225

Balance:
(e)	Amount due under retiring allowance agreement	163	215	248

(a)

Represents sales of agronomy products to employees and directors at market prices and purchases of grains and seeds at market prices from employees and directors, which are included in revenues and cost of goods sold, respectively, on the consolidated statements of operations.

(b)

Represents the sale of coffee beans at market prices from TOC to a company that is owned by the non-controlling shareholder of Trabocca B.V., a less-than-wholly-owned subsidiary of TOC. These sales are included in revenues on the consolidated statement of operations.

SUNOPTA INC.	-F37-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

(c)

Represents rental payments at market rates for the lease of production, warehouse and/or office facilities from former owners or shareholders of acquired businesses who remain employed by the Company. These payments are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of operations.

(d)

Represents interest payments on promissory notes issued to former shareholders of TOC, who remained in senior management positions with TOC. These payments are included in interest expense, net on the consolidated statements of operations.

(e)

Represents the amount owed under a retiring allowance agreement with the Company’s former Chief Executive Officer (“CEO”), who remains Chairman of the Board. This contract provides for annual consulting fees to be paid until 2020, regardless of whether the former CEO continues to provide services to the Company. The remaining amount due is included in long-term liabilities on the consolidated balance sheets.

18. Variable Interest Entity

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

The liabilities of the VIE consolidated by the Company represent claims against the specific assets of the VIE, and not additional claims on the Company’s general assets. There is no recourse available to the creditors of the VIE against the Company. The impact of consolidating the investment in the joint venture on the consolidated balance sheet is as follows:

	December 28, 2013	December 29, 2012
	$	$
Current assets	1,780	1,330
Property, plant and equipment	1,163	1,320
Current liabilities	(462)	(482)
Long-term debt	(311)	(664)
Long-term liabilities	(223)	(271)
Non-controlling interest	429	429
Net investment by the Company	2,376	1,662

SUNOPTA INC.	-F38-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

19. Commitments and contingencies

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

SUNOPTA INC.	-F39-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

(d)	Grain, sunflower and other commitments

As at December 28, 2013, the Company held grain for the benefit of others in the amount of $3,112 (December 29, 2012 – $6,879). The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain. As at December 28, 2013, the Company also has commitments to purchase $66,527 (December 29, 2012 – $70,295) of grains and sunflowers in the normal course of business. In addition, the Company has other supplier and purchase commitments in the amount of $17,466 as at December 28, 2013 (December 29, 2012 – $12,384).

(e)	Letters of credit

The Company has outstanding letters of credit at December 28, 2013 totaling $3,944 (December 29, 2012 – $4,998).

(f)	Real property lease commitments

The Company has entered into various leasing arrangements, which have fixed monthly rents that are adjusted annually each year for inflation.

Minimum commitments under operating leases, principally for processing facilities, warehouse and distribution facilities, and equipment for the next five fiscal years and thereafter are as follows:

$
2013	15,606
2014	13,189
2015	11,066
2016	9,953
2017	10,068
Thereafter	10,705
70,587

In the years ended December 28, 2013, December 29, 2012 and December 31, 2011, net minimum rents, including contingent rents and sublease rental income, were $12,091, $10,704 and $10,211, respectively

SUNOPTA INC.	-F40-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

20. Segmented Information

In the fourth quarter of 2013, the Company implemented changes to its organizational structure to align and focus the operations of SunOpta Foods on three key “go-to-market” categories: raw material sourcing and supply; value-added ingredients; and consumer-packaged products. Consequently, the Company realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to the Company’s Chief Executive Officer. The Company believes this new operational structure better aligns with SunOpta Foods’ integrated “field-to-table” business model and product portfolio. The segment information presented below for fiscal 2013 and comparative periods has been restated to reflect the realigned operating segments of SunOpta Foods. The Opta Minerals operating segment remained unchanged.

Effective with the realignment, the Company operates in the following four reportable segments:

  Global Sourcing and Supply aggregates the Company’s North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, and organic commodities.

  Value Added Ingredients manufactures and supplies fiber, grain and fruit ingredients focusing on cereal, bakery, dairy, snack and food service market categories.

  Consumer Products manufactures and supplies branded and private label aseptic beverages; re-sealable pouch products; individually quick frozen fruits and vegetables; premium juices; shelf stable juices and waters; and fruit- and grain-based snacks.

  Opta Minerals processes, distributes and recycles industrial minerals, silica-free abrasives, and specialty sands for use in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries.

In addition, Corporate Services provides a variety of management, financial, information technology, treasury and administration services to each of the operating segments from the Company’s head office in Brampton, Ontario, and information technology and shared services from its office in Edina, Minnesota.

When reviewing the operating results of the Company’s operating segments, management uses segment revenues from external customers and segment operating income to assess performance and allocate resources. Segment operating income excludes other income or expense items and goodwill impairment losses. In addition, interest expense and income amounts, and provisions for income taxes are not allocated to operating segments.

SUNOPTA INC.	-F41-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Segment Revenues and Operating Income

Reportable segment operating results for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were as follows:

	December 28, 2013
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$

Segment revenues from external customers	529,888	131,157	379,449	1,040,494	141,435	1,181,929
Segment operating income	7,622	7,895	25,224	40,741	6,731	47,472
Corporate Services						(8,390)
Other expense, net(1)						(7,049)
Goodwill impairment(2)						(3,552)
Interest expense, net						(7,860)
Impairment loss on investment						(21,495)
Loss from continuing operations before income taxes						(874)

	December 29, 2012
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$

Segment revenues from external customers	499,454	123,551	341,408	964,413	126,651	1,091,064
Segment operating income	14,137	7,975	20,799	42,911	10,062	52,973
Corporate Services						(6,001)
Other expense, net						(2,194)
Interest expense, net						(9,333)
Earnings from continuing operations before income taxes						35,445

	December 31, 2011
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$

Segment revenues from external customers	490,611	133,429	302,711	926,751	93,120	1,019,871
Segment operating income	11,480	10,205	13,273	34,958	7,577	42,535
Corporate Services						(8,766)
Other income, net(3)						2,832
Interest expense, net						(8,839)
Earnings from continuing operations before income taxes						27,762

(1)	Other expense, net for the year ended December 29, 2013 includes an impairment of intangible assets in Opta Minerals of $310 (see note 13).
(2)	Goodwill impairment loss of $3,552 for the year ended December 28, 2013 relates to Opta Minerals (see note 9).
(3)	Other income, net for the year ended December 31, 2011 includes an impairment of long-lived assets in Consumer Products of $358 (see note 13).

SUNOPTA INC.	-F42-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Segment Assets

Total assets and goodwill by reportable segment as at December 28, 2013 and December 29, 2012 were as follows:

	December 28, 2013	December 29, 2012
	$	$
Segment assets:
Global Sourcing and Supply	304,826	307,372
Value Added Ingredients	64,855	61,098
Consumer Products	167,590	146,705
SunOpta Foods	537,271	515,175
Opta Minerals	137,106	141,418
Total segment assets	674,377	656,593
Corporate Services	31,558	50,717
Total assets	705,935	707,310

Segment goodwill:
Global Sourcing and Supply	27,822	27,533
Value Added Ingredients	12,030	12,030
Consumer Products	2,362	2,934
SunOpta Foods	42,214	42,497
Opta Minerals	11,459	14,917
Total segment goodwill	53,673	57,414

SUNOPTA INC.	-F43-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Segment Capital Expenditures, Depreciation and Amortization

Capital expenditures, depreciation and amortization by reportable segment for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$
Segment capital expenditures:
Global Sourcing and Supply	13,362	10,227	3,105
Value Added Ingredients	3,666	2,114	1,985
Consumer Products	11,389	8,891	9,287
SunOpta Foods	28,417	21,232	14,377
Opta Minerals	3,100	2,504	4,901
Total segment capital expenditures	31,517	23,736	19,278
Corporate Services	574	812	636
Total capital expenditures	32,091	24,548	19,914

Segment depreciation and amortization:
Global Sourcing and Supply	6,091	5,115	4,867
Value Added Ingredients	2,775	2,613	2,454
Consumer Products	6,475	5,949	5,506
SunOpta Foods	15,341	13,677	12,827
Opta Minerals	6,257	5,731	4,207
Total segment depreciation and amortization	21,598	19,408	17,034
Corporate Services	801	818	775
Total depreciation and amortization	22,399	20,226	17,809

SUNOPTA INC.	-F44-	December 28, 2013 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2013, December 29, 2012 and December 31, 2011
(Expressed in thousands of U.S. dollars, except per share amounts)

Geographic Information

The Company’s assets, operations and employees are principally located in the U.S., Canada, Europe, China and Ethiopia. Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were as follows:

	December 28, 2013	December 29, 2012	December 31, 2011
	$	$	$
Revenues from external customers:
U.S.	903,349	851,172	767,887
Canada	61,264	59,613	48,771
Europe and other	217,316	180,279	203,213
Total revenues from external customers	1,181,929	1,091,064	1,019,871

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at December 28, 2013 and December 29, 2012 were as follows:

	December 28, 2013	December 29, 2012
	$	$
Long-lived assets:
U.S.	121,083	114,614
Canada	11,896	13,326
Europe and other	25,094	12,639
Total long-lived assets	158,073	140,579

Major Customers

For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, the Company did not have any customers that exceeded 10% of total revenues.

SUNOPTA INC.	-F45-	December 28, 2013 10-K

Supplemental financial information (unaudited)

Summarized below is the Consolidated Statement of Operations for the quarters ended December 28, 2013, September 28, 2013, June 29, 2013 and March 30, 2013, as well as the fiscal 2012 quarterly comparatives.

	Quarter ended
	December 28, 2013(1)	December 29, 2012(2)
	$	$

Revenues	285,211	270,089
Cost of goods sold	256,679	241,107
Gross profit	28,532	28,982

Selling, general and administrative expenses	22,612	20,967
Intangible asset amortization	1,105	1,280
Other expense, net	5,250	188
Foreign exchange gain	(455)	(417)

Earnings from continuing operations before the following	20	6,964

Interest expense, net	1,975	1,853

Earnings (loss) from continuing operations before income taxes	(1,955)	5,111

Provision for income taxes	(796)	632

Earnings (loss) from continuing operations	(1,159)	4,479

Discontinued operations
Loss from discontinued operations, net of income taxes	-	(69)
Gain on sale of discontinued operations, net of income taxes(3)	-	132

Earnings from discontinued operations, net of income taxes	-	63

Earnings (loss)	(1,159)	4,542

Earnings attributable to non-controlling interests	122	159

Earnings (loss) attributable to SunOpta Inc.	(1,281)	4,383

Earnings (loss) per share - basic
-from continuing operations	(0.02)	0.07
-from discontinued operations	-	-
	(0.02)	0.07

Earnings (loss) per share - diluted
-from continuing operations	(0.02)	0.06
-from discontinued operations	-	-
	(0.02)	0.07

(1)	Includes the results of operations of OLC, acquired December 31, 2012 (see note 2 to the Consolidated Financial Statements).
(2)	Includes the results of operations of Babco, acquired February 2012, and WGI, acquired August 2012 (see note 2 to the Consolidated Financial Statements).
(3)	Fourth quarter of 2012 reflects the finalization of the gain on the sale of Purity, disposed June 2012 (see note 3 to the Consolidated Financial Statements).

SUNOPTA INC.	-F46-	December 28, 2013 10-K

Supplemental financial information (unaudited) continued

	Quarter ended
	September 28, 2013(1)	September 29, 2012(2)
	$	$

Revenues	302,723	279,339
Cost of goods sold	271,240	246,158
Gross profit	31,483	33,181

Selling, general and administrative expenses	20,678	19,395
Intangible asset amortization	1,180	1,225
Other expense, net(3)	787	264
Goodwill impairment(3)	3,552	-
Foreign exchange gain	(211)	(130)

Earnings from continuing operations before the following	5,497	12,427

Interest expense, net	1,957	2,339

Earnings from continuing operations before income taxes	3,540	10,088

Provision for income taxes	1,343	3,947

Earnings from continuing operations	2,197	6,141

Discontinued operations
Earnings from discontinued operations, net of taxes	-	112

Earnings from discontinued operations, net of taxes	-	112

Earnings	2,197	6,253

Earnings (loss) attributable to non-controlling interests	(716)	449

Earnings attributable to SunOpta Inc.	2,913	5,804

Earnings per share - basic
-from continuing operations	0.04	0.09
-from discontinued operations	-	-
	0.04	0.09

Earnings per share - diluted
-from continuing operations	0.04	0.09
-from discontinued operations	-	-
	0.04	0.09

(1)	Includes the results of operations of OLC, acquired December 31, 2012.
(2)	Includes the results of operations of Babco, acquired February 2012, and WGI from August 2012 date of acquisition.
(3)	Second quarter of 2013 reflects impairment of intangible assets and goodwill of Opta Minerals (see notes 13 and 9 to the Consolidated Financial Statements).

SUNOPTA INC.	-F47-	December 28, 2013 10-K

Supplemental financial information (unaudited) continued

	Quarter ended
	June 29, 2013(1)	June 30, 2012(2)
	$	$

Revenues	311,170	282,308
Cost of goods sold	274,187	245,220
Gross profit	36,983	37,088

Selling, general and administrative expenses	22,839	22,086
Intangible asset amortization	1,200	1,235
Other expense, net	647	1,378
Foreign exchange gain	(356)	(581)

Earnings from continuing operations before the following	12,653	12,970

Interest expense, net	2,238	2,558
Impairment loss on investment(3)	21,495	-

Earnings (loss) from continuing operations before income taxes	(11,080)	10,412

Provision for income taxes	3,958	2,769

Earnings (loss) from continuing operations	(15,038)	7,643

Discontinued operations
Earnings (loss) from discontinued operations, net of taxes	(302)	214
Gain on sale of discontinued operations, net of taxes(4)	-	676

Earnings (loss) from discontinued operations, net of taxes	(302)	890

Earnings (loss)	(15,340)	8,533

Earnings (loss) attributable to non-controlling interests	(59)	388

Earnings (loss) attributable to SunOpta Inc.	(15,281)	8,145

Earnings (loss) per share - basic
-from continuing operations	(0.23)	0.11
-from discontinued operations	-	0.01
	(0.23)	0.12

Earnings (loss) per share - diluted
-from continuing operations	(0.23)	0.11
-from discontinued operations	-	0.01
	(0.23)	0.12

(1)	Includes the results of operations of OLC, acquired December 31, 2012.
(2)	Includes the results of operations of Babco, acquired February 2012.
(3)	Second quarter of 2013 reflects impairment of investment in Mascoma (see note 7 to the Consolidated Financial Statements).
(4)	Second quarter of 2012 reflects recognition of preliminary gain on the sale of Purity, disposed June 2012.

SUNOPTA INC.	-F48-	December 28, 2013 10-K

Supplemental financial information (unaudited) continued

	Quarter ended
	March 30, 2013(1)	March 31, 2012(2)
	$	$

Revenues	282,825	259,328
Cost of goods sold	248,575	224,842
Gross profit	34,250	34,486

Selling, general and administrative expenses	22,911	20,430
Intangible asset amortization	1,248	1,193
Other expense, net	365	364
Foreign exchange loss (gain)	(585)	82

Earnings from continuing operations before the following	10,311	12,417

Interest expense, net	1,690	2,583

Earnings from continuing operations before income taxes	8,621	9,834

Provision for income taxes	3,275	3,586

Earnings from continuing operations	5,346	6,248

Earnings (loss) from discontinued operations, net of taxes	(58)	191

Earnings	5,288	6,439

Earnings attributable to non-controlling interests	163	547

Earnings attributable to SunOpta Inc.	5,125	5,892

Earnings per share - basic
-from continuing operations	0.08	0.09
-from discontinued operations	-	-
	0.08	0.09

Earnings per share - diluted
-from continuing operations	0.08	0.09
-from discontinued operations	-	-
	0.08	0.09

(1)	Includes the results of operations of OLC, acquired December 31, 2012.
(2)	Includes the results of operations of Babco from February 2012 date of acquisition.

SUNOPTA INC.	-F49-	December 28, 2013 10-K