Form 10-Q
period 2014-04-05
SunOpta Inc.
filed 2014-05-15
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 5, 2014

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

Yes [_]      No [X]

The number of the registrant’s common shares outstanding as of May 9, 2014 was 66,688,500.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended April 5, 2014

TABLE OF CONTENTS

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at April 5, 2014, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.0981 and $1.00 = €0.7297. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

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

SUNOPTA INC.	1	April 5, 2014 10-Q

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

  unfavorable growing and operating conditions due to adverse weather conditions;

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

SUNOPTA INC.	2	April 5, 2014 10-Q

  our lack of management and operational control over Mascoma Corporation and our ability to realize the value of our investment;

  fluctuations in exchange rates, interest rates and certain commodities;

  our ability to effectively manage our growth and integrate acquired companies; and

  the volatility of our operating results and share price.

Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (“Form 10-K”). For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read the risk factors under Item 1A, “Risk Factors”, of the Form 10-K.

SUNOPTA INC.	3	April 5, 2014 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

		Quarter ended
	April 5, 2014	March 30, 2013
	$	$

Revenues	333,527	282,825

Cost of goods sold	296,100	248,575

Gross profit	37,427	34,250

Selling, general and administrative expenses	24,538	22,911
Intangible asset amortization	1,128	1,248
Other expense (income), net (note 8)	(1,141)	365
Foreign exchange gain	(323)	(585)

Earnings from continuing operations before the following	13,225	10,311

Interest expense, net	2,148	1,690

Earnings from continuing operations before income taxes	11,077	8,621

Provision for income taxes	4,457	3,275

Earnings from continuing operations	6,620	5,346

Loss from discontinued operations, net of income taxes (note 3)	-	(58)

Earnings	6,620	5,288

Earnings (loss) attributable to non-controlling interests	(20)	163

Earnings attributable to SunOpta Inc.	6,640	5,125

Earnings per share – basic (note 9)
- from continuing operations	0.10	0.08
- from discontinued operations	-	-
	0.10	0.08

Earnings per share – diluted (note 9)
- from continuing operations	0.10	0.08
- from discontinued operations	-	-
	0.10	0.08

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	4	April 5, 2014 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended
	April 5, 2014	March 30, 2013
	$	$

Earnings from continuing operations	6,620	5,346
Loss from discontinued operations, net of income taxes	-	(58)
Earnings	6,620	5,288

Currency translation adjustment	(132)	(1,584)
Change in fair value of interest rate swap, net of taxes (note 4)	(60)	(234)
Other comprehensive loss, net of income taxes	(192)	(1,818)

Comprehensive earnings	6,428	3,470

Comprehensive earnings (loss) attributable to non-controlling interests	39	(25)

Comprehensive earnings attributable to SunOpta Inc.	6,389	3,495

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	April 5, 2014 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at April 5, 2014 and December 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

	April 5, 2014	December 28, 2013
	$	$

ASSETS
Current assets
Cash and cash equivalents (note 10)	6,637	8,537
Accounts receivable	137,035	109,917
Inventories (note 5)	268,687	274,286
Prepaid expenses and other current assets	18,812	16,067
Current income taxes recoverable	3,541	6,116
Deferred income taxes	3,889	4,806
	438,601	419,729

Investment (note 6)	12,350	12,350
Property, plant and equipment	155,526	158,073
Goodwill	53,420	53,673
Intangible assets	46,114	47,991
Deferred income taxes	12,412	12,565
Other assets	1,690	1,554

	720,113	705,935

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	157,039	141,853
Accounts payable and accrued liabilities	119,189	129,829
Customer and other deposits	7,786	3,408
Income taxes payable	3,332	2,564
Other current liabilities	4,118	2,114
Current portion of long-term debt (note 7)	6,013	6,354
Current portion of long-term liabilities	468	1,034
	297,945	287,156

Long-term debt (note 7)	40,215	42,654
Long-term liabilities	1,642	3,072
Deferred income taxes	29,775	30,441
	369,577	363,323

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 66,666,920 shares issued (December 28, 2013 - 66,527,691)	187,316	186,376
Additional paid-in capital	19,879	19,323
Retained earnings	122,848	116,208
Accumulated other comprehensive income	3,146	3,397
	333,189	325,304
Non-controlling interests	17,347	17,308
Total equity	350,536	342,612

	720,113	705,935

Commitments and contingencies (note 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	April 5, 2014 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2013	66,528	186,376	19,323	116,208	3,397	17,308	342,612

Employee stock purchase plan	15	122	-	-	-	-	122
Exercise of options	124	818	(275)	-	-	-	543
Stock-based compensation	-	-	831	-	-	-	831
Earnings from continuing operations	-	-	-	6,640	-	(20)	6,620
Currency translation adjustment	-	-	-	-	(211)	79	(132)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(40)	(20)	(60)

Balance at April 5, 2014	66,667	187,316	19,879	122,848	3,146	17,347	350,536

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2012	66,007	183,027	16,855	124,732	1,537	17,384	343,535

Employee stock purchase plan	22	128	-	-	-	-	128
Exercise of options	122	799	(263)	-	-	-	536
Stock-based compensation	-	-	685	-	-	-	685
Earnings from continuing operations	-	-	-	5,183	-	163	5,346
Loss from discontinued operations, net of income taxes	-	-	-	(58)	-	-	(58)
Currency translation adjustment	-	-	-	-	(1,475)	(109)	(1,584)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(155)	(79)	(234)

Balance at March 30, 2013	66,151	183,954	17,277	129,857	(93)	17,359	348,354

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	April 5, 2014 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended
	April 5, 2014	March 30, 2013
	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Earnings	6,620	5,288
Loss from discontinued operations	-	(58)
Earnings from continuing operations	6,620	5,346

Items not affecting cash:
Depreciation and amortization	5,836	5,420
Stock-based compensation	831	685
Unrealized loss on derivative instruments (note 4)	625	743
Deferred income taxes	404	941
Fair value of contingent consideration (note 8)	(1,373)	-
Other	351	322
Changes in non-cash working capital, net of businesses acquired (note 10)	(25,890)	(20,176)
Net cash flows from operations - continuing operations	(12,596)	(6,719)
Net cash flows from operations - discontinued operations	-	(38)
	(12,596)	(6,757)

Investing activities
Purchases of property, plant and equipment	(3,224)	(7,893)
Acquisitions of businesses, net of cash acquired (note 2)	-	(3,828)
Payment of contingent consideration (note 4)	(800)	-
Purchases of intangible assets	-	(99)
Other	79	(398)
Net cash flows from investing activities - continuing operations	(3,945)	(12,218)

Financing activities
Increase under line of credit facilities (note 7)	15,529	20,639
Borrowings under long-term debt (note 7)	60	232
Repayment of long-term debt (note 7)	(1,571)	(2,419)
Proceeds from the issuance of common shares	665	664
Other	(98)	(59)
Net cash flows from financing activities - continuing operations	14,585	19,057

Foreign exchange gain (loss) on cash held in a foreign currency	56	(213)

Decrease in cash and cash equivalents in the period	(1,900)	(131)

Cash and cash equivalents - beginning of the period	8,537	6,840

Cash and cash equivalents - end of the period	6,637	6,709

Supplemental cash flow information (note 10)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	April 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company operates in two industry segments, the largest being SunOpta Foods, which consists of three reportable segments—Global Sourcing and Supply, Value Added Ingredients, and Consumer Products—that operate in the natural, organic and specialty food sectors and utilize a number of integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66% of Opta Minerals Inc. (“Opta Minerals”) as at April 5, 2014 and December 28, 2013, on a non-dilutive basis. Opta Minerals is a vertically integrated provider of custom process solutions and industrial mineral products for use primarily in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries. As at April 5, 2014 and December 28, 2013, the Company also had an approximate 19% equity ownership position in Mascoma Corporation (“Mascoma”), on a non-dilutive basis. Mascoma is an innovative company leveraging internally developed technologies to drive bioconversion of biomass for petroleum replacements.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended April 5, 2014 are not necessarily indicative of the results that may be expected for the full year ending January 3, 2015 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 28, 2013. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

SUNOPTA INC.	9	April 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 5, 2014 and March 30, 2013
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

3. Discontinued Operations

On August 12, 2011, the Company disposed of its interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture to Colorado Mills, LLC (“Colorado Mills”) pursuant to the outcome of related bankruptcy proceedings. CSOP operated a vegetable oil refinery adjacent to Colorado Mills’ sunflower crush plant and was formerly part of the former Grains and Foods Group operating segment. The operating results of CSOP were reclassified to discontinued operations, including legal fees and interest costs incurred in connection with a separate arbitration proceeding related to the joint venture agreement. The arbitration proceeding was settled on June 18, 2013.

SUNOPTA INC.	10	April 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of April 5, 2014 and December 28, 2013:

		April 5, 2014
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	2,679	-	2,679	-
	Unrealized long-term derivative asset	178	-	178	-
	Unrealized short-term derivative liability	(3,805)	(412)	(3,393)	-
	Unrealized long-term derivative liability	(42)	-	(42)	-
(b)	Inventories carried at market(2)	14,331	-	14,331	-
(c)	Interest rate swaps(3)	(389)	-	(389)	-
(d)	Forward foreign currency contracts(4)	(87)	-	(87)	-
(e)	Contingent consideration(5)	(545)	-	-	(545)

		December 28, 2013
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	1,459	284	1,175	-
	Unrealized long-term derivative asset	29	-	29	-
	Unrealized short-term derivative liability	(1,841)	-	(1,841)	-
	Unrealized long-term derivative liability	(12)	-	(12)	-
(b)	Inventories carried at market(2)	11,836	-	11,836	-
(c)	Interest rate swaps(3)	(311)	-	(311)	-
(d)	Forward foreign currency contracts(4)	(371)	-	(371)	-
(e)	Contingent consideration(5)	(2,671)	-	-	(2,671)

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

SUNOPTA INC.	11	April 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the price of cocoa. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended April 5, 2014, the Company recognized a loss of $625 (March 30, 2013 – loss of $743) related to changes in the fair value of these derivatives.

At April 5, 2014, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

		Number of bushels
		purchase (sale)
	Corn	Soybeans
Forward commodity purchase contracts	1,778	1,814
Forward commodity sale contracts	(789)	(2,138)
Commodity futures contracts	(1,355)	(265)

In addition, as at April 5, 2014, the Company also had open forward contracts to sell 60 lots of cocoa.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at April 5, 2014, the Company had 367,389 bushels of commodity corn and 605,566 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

As at April 5, 2014, Opta Minerals held interest rate swaps with a notional value of Cdn $40,700 to pay fixed rates of 1.85% to 2.02%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until May 2017. The net notional value decreases in accordance with the quarterly principal repayments on Opta Minerals’ non- revolving term credit facility (see note 7).

At each period end, the Company calculates the marked-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of these derivative instruments are included on the consolidated statements of comprehensive earnings. For the quarter ended April 5, 2014, a $78 loss (March 30, 2013 – loss of $316), net of income tax benefit of $18 (March 30, 2013 – income tax benefit of $82), was recorded in other comprehensive earnings.

SUNOPTA INC.	12	April 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at April 5, 2014, the Company had open forward foreign exchange contracts with a notional value of €14,966 ($20,511). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss (gain) on the consolidated statement of operations. For the quarter ended April 5, 2014, the Company recognized a gain of $284 (March 30, 2013 – gain of $654).

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. For the quarter ended April 5, 2014, the change in the fair value of the contingent consideration liability reflected a payment of $800 and a fair value adjustment of $1,373 (see note 8) in connection with the settlement of remaining earn-out related to the acquisition Edner of Nevada, Inc. (“Edner”) on December 14, 2010.

5. Inventories

	April 5, 2014	December 28, 2013
	$	$
Raw materials and work-in-process	182,467	177,407
Finished goods	69,144	77,984
Company-owned grain	22,333	23,773
Inventory reserves	(5,257)	(4,878)
	268,687	274,286

6. Investment

The Company accounts for its investment in Mascoma using the cost method. As at April 5, 2014 and December 28, 2013, the Company did not estimate the fair value of its investment in Mascoma, as no events or changes in circumstances were identified that may have had a significant adverse effect on the Company’s ability to recover the carrying value of its investment.

SUNOPTA INC.	13	April 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

7. Bank Indebtedness and Long-Term Debt

	April 5, 2014	December 28, 2013
	$	$
Bank indebtedness:
North American credit facilities(1)	79,067	64,382
European credit facilities(2)	63,541	61,892
Opta Minerals revolving term credit facility(3)	14,431	15,579
	157,039	141,853

Long-term debt:
Opta Minerals non-revolving term credit facility(3)	39,809	42,253
Lease obligations	6,184	6,444
Other	235	311
	46,228	49,008
Less: current portion	6,013	6,354
	40,215	42,654

(1)	North American credit facilities

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

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at April 5, 2014, the weighted-average interest rate on the facilities was 2.15%.

The facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, excluding Opta Minerals and The Organic Corporation (“TOC”).

(2)	European credit facilities

The European credit facilities support the global sourcing, supply and processing capabilities of the international sourcing and supply operations of Global Sourcing and Supply.

On September 25, 2012, TOC and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. On April 25, 2014, the lenders increased the amount available under the revolving credit facility to €51,000 until May 31, 2014. As of April 5, 2014 and December 28, 2013, €44,489 ($60,972) and €42,661 ($58,616), respectively, of this facility had been utilized. The revolving credit facility is secured by the working capital of TOC and certain of its subsidiaries. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date. Interest costs under the facilities accrue based on either a loan margin of 1.75% or an overdraft margin of 1.85% plus the cost of funds as set by each of the lenders on a periodic basis. The cost of funds as set by the lenders was 0.22% at April 5, 2014.

SUNOPTA INC.	14	April 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

On April 29, 2014, a subsidiary of TOC amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on Euribor plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2015. As of April 5, 2014 and December 28, 2013, €1,875 ($2,569) and €2,385 ($3,276), respectively, was borrowed under this facility.

(3)	Opta Minerals credit facilities

These credit facilities are specific to the operations of Opta Minerals.

On April 30, 2013, Opta Minerals amended its credit agreement dated May 18, 2012, to provide for a Cdn $20,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility matures on August 14, 2014, with the outstanding principal amount repayable in full on the maturity date. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial covenants are not met (see below). The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date.

Interest on the borrowings under these facilities accrues at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 5.00% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non- revolving term credit facility (see note 4). As at April 5, 2014, the weighted-average interest rate on the credit facilities was 6.36%, after taking into account the related interest rate hedging activities.

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals, and are without recourse to SunOpta Inc.

As at March 31, 2014, Opta Minerals was not in compliance with certain financial covenants under its credit agreement, which constitutes an event of default under the credit agreement. On May 8, 2014, the lenders waived compliance with these covenants for the first quarter of 2014, and amended the credit agreement to reset the covenants for the quarterly periods ending June 30, 2014 through September 30, 2015. As it is not considered probable that Opta Minerals will violate the amended covenant requirements within the next 12 months, the non-revolving term credit facility continues to be classified as non-current on the consolidated balance sheet as at April 5, 2014. Also effective May 8, 2014, the credit agreement was further amended to extend the maturity date of the revolving term credit facility to August 14, 2015, and to increase the applicable margin on borrowings up to 5.50% based on certain financial ratios of Opta Minerals.

SUNOPTA INC.	15	April 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

8. Other Expense (Income), Net

The components of other expense (income) are as follows:

	Quarter ended
	April 5, 2014	March 30, 2013
	$	$
Fair value of contingent consideration(1)	(1,373)	-
Severance and other rationalization costs	159	287
Acquisition-related transaction costs	-	127
Other	73	(49)
	(1,141)	365

(1)	Fair value of contingent consideration

For the quarter ended April 5, 2014, the Company recorded a gain of $1,373 in connection with the settlement of the remaining earn-out related to the acquisition of Edner.

9. Earnings Per Share

Earnings (loss) per share are calculated as follows:

	Quarter ended
	April 5, 2014	March 30, 2013
Earnings from continuing operations attributable to SunOpta Inc.	$6,640	$5,183
Loss from discontinued operations, net of income taxes	-	(58)
Earnings attributable to SunOpta Inc.	$6,640	$5,125

Basic weighted-average number of shares outstanding	66,572,936	66,092,504
Dilutive potential of the following:
Employee/director stock options	1,544,245	885,853
Warrants	467,826	285,485
Diluted weighted-average number of shares outstanding	68,585,007	67,263,842

Earnings per share - basic:
- from continuing operations	$0.10	$0.08
- from discontinued operations	-	-
	$0.10	$0.08

Earnings per share - diluted:
- from continuing operations	$0.10	$0.08
- from discontinued operations	-	-
	$0.10	$0.08

SUNOPTA INC.	16	April 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

For the quarter ended March 30, 2013, options to purchase 817,000 common shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

10. Supplemental Cash Flow Information

	Quarter ended
	April 5, 2014	March 30, 2013
	$	$
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(27,277)	(4,483)
Inventories	5,214	(4,016)
Income tax recoverable	3,343	(493)
Prepaid expenses and other current assets	(1,541)	2,919
Accounts payable and accrued liabilities	(10,009)	(18,069)
Customer and other deposits	4,380	3,966
	(25,890)	(20,176)

As at April 5, 2014, cash and cash equivalents included $2,565 (December 28, 2013 - $4,084) that was specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

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

12. Segmented Information

In the fourth quarter of 2013, the Company implemented changes to its organizational structure to align and focus the operations of SunOpta Foods on three key “go-to-market” categories: raw material sourcing and supply; value-added ingredients; and consumer-packaged products. Consequently, the Company realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to the Company’s Chief Executive Officer. The Company believes this operational structure better aligns with SunOpta Foods’ integrated “field-to-table” business model and product portfolio. The segment information presented below for the quarter ended March 30, 2013 has been restated to reflect the realigned operating segments of SunOpta Foods. The Opta Minerals operating segment remained unchanged.

Effective with the realignment, the Company operates in the following four reportable segments:

  Global Sourcing and Supply aggregates the Company’s North American raw grain and sunflower operating segment and its international organic ingredient operating segment, which are focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, and organic commodities.
SUNOPTA INC.	17	April 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 5, 2014 and March 30, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

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

	Quarter ended
	April 5, 2014
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$
Segment revenues from external customers	143,358	37,748	117,876	298,982	34,545	333,527
Segment operating income	3,058	2,347	7,936	13,341	1,025	14,366
Corporate Services						(2,282)
Other income, net						1,141
Interest expense, net						(2,148)
Earnings from continuing operations before income taxes						11,077

	Quarter ended
	March 30, 2013
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$
Segment revenues from external customers	124,909	31,505	90,186	246,600	36,225	282,825
Segment operating income	1,673	2,000	5,951	9,624	2,463	12,087
Corporate Services						(1,411)
Other expense, net						(365)
Interest expense, net						(1,690)
Earnings from continuing operations before income taxes						8,621

SUNOPTA INC.	18	April 5, 2014 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended April 5, 2014 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 14, 2014.

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

Calendar Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2014 will be a 53-week period ending on January 3, 2015, with quarterly periods ending on April 5, July 5 and October 4, 2014, whereas fiscal year 2013 was a 52-week period ending on December 28, 2013, with quarterly periods ending on March 30, June 29 and September 28, 2013. As a result, the first quarter of 2014 consisted of a 14-week period, compared with a 13-week period for the first quarter of 2013. Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for the first quarter of 2014 was insignificant relative to the first quarter of 2013.

Operational Realignment

In the fourth quarter of 2013, we realigned the operating segments of SunOpta Foods to focus on three key “go-to-market” categories: raw material sourcing and supply; value-added ingredients; and consumer-packaged products. We believe this operational structure better aligns with our integrated “field to table” business model and product portfolio. In addition, we believe this structure better supports our strategy of growing our value-added packaged foods and ingredients portfolios, and leveraging our sourcing and supply capabilities and production capacity. Effective with the realignment, SunOpta Foods operates in the following three reportable segments: Global Sourcing and Supply (with incorporates our North American raw grain and sunflower operating segment and our international organic ingredient operating segment); Value Added Ingredients; and Consumer Products. The Opta Minerals operating segment remained unchanged. The segmented operations information provided in the Consolidated Financial Statements and this MD&A for the quarter ended March 30, 2013 has been restated to reflect these realigned reportable segments.

SUNOPTA INC.	19	April 5, 2014 10-Q

Business Development during the First Quarter of 2014

In the first quarter of 2014, we initiated a further expansion to our aseptic processing and packaging operations in Modesto, California, in order to meet committed customer demand and enable new growth opportunities. In connection with this expansion, we are adding a third processor at the Modesto facility, which is expected to be commissioned during the third quarter of 2014. We also expect to add additional aseptic filling lines at the Modesto plant over the course of 2014 in order to meet increased product demand from new and existing customers across a broad array of categories including non-dairy, nutritional beverages and dairy. The continued investment in our aseptic platform is directly aligned with our core strategies to aggressively grow our value-added ingredients and packaged foods portfolio, and to leverage our integrated platform to become a pure play natural and organic foods company.

Consolidated Results of Operations

For the quarter ended	April 5, 2014	March 30, 2013	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	298,982	246,600	52,382	21.2%
Opta Minerals	34,545	36,225	(1,680)	-4.6%
Total Revenue	333,527	282,825	50,702	17.9%

Gross Profit
SunOpta Foods	32,528	27,013	5,515	20.4%
Opta Minerals	4,899	7,237	(2,338)	-32.3%
Total Gross Profit	37,427	34,250	3,177	9.3%

Segment Operating Income (Loss)(1)
SunOpta Foods	13,341	9,624	3,717	38.6%
Opta Minerals	1,025	2,463	(1,438)	-58.4%
Corporate Services	(2,282)	(1,411)	(871)	-61.7%
Total Segment Operating Income	12,084	10,676	1,408	13.2%

Other expense (income), net	(1,141)	365	(1,506)	-412.6%
Earnings from continuing operations before the following	13,225	10,311	2,914	28.3%
Interest expense, net	2,148	1,690	458	27.1%
Provision for income taxes	4,457	3,275	1,182	36.1%
Earnings from continuing operations	6,620	5,346	1,274	23.8%
Earnings (loss) attributable to non- controlling interests	(20)	163	(183)	-112.3%
Loss from discontinued operations, net of taxes	-	(58)	58	n/m

Earnings attributable to SunOpta Inc.	6,640	5,125	1,515	29.6%

(1)

When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items and any goodwill impairment losses determined in accordance with U.S. GAAP. This measure is the basis on which management, including the Chief Executive Officer, assesses the underlying performance of our operating segments. We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our core operating performance. However, the non-GAAP measure of operating income should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of “segment operating income (loss)” to “earnings from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	20	April 5, 2014 10-Q

	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Corporate	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	Services	idated
For the quarter ended	$	$	$	$	$	$	$
April 5, 2014
Segment operating income (loss)	3,058	2,347	7,936	13,341	1,025	(2,282)	12,084
Other income (expense), net	(6)	-	1,287	1,281	(119)	(21)	1,141
Earnings (loss) from continuing operations before the following	3,052	2,347	9,223	14,622	906	(2,303)	13,225

March 30, 2013
Segment operating income (loss)	1,673	2,000	5,951	9,624	2,463	(1,411)	10,676
Other income (expense), net	(55)	(127)	119	(63)	(238)	(64)	(365)
Earnings (loss) from continuing operations before the following	1,618	1,873	6,070	9,561	2,225	(1,475)	10,311

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

Revenues for the quarter ended April 5, 2014 increased by 17.9% to $333,527 from $282,825 for the quarter ended March 30, 2013. Revenues in SunOpta Foods increased by 21.2% to $298,982 and revenues in Opta Minerals decreased by 4.6% to $34,545. Excluding the impact of changes including foreign exchange rates and commodity-related pricing, revenues increased approximately 22% on a consolidated basis and approximately 25% within SunOpta Foods. Also excluding the impact of the additional week of sales in the first quarter of 2014, revenues increased approximately 14% on a consolidated basis and approximately 16% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods was higher sales volumes of value-added aseptically packaged beverage products; stronger sales of organic ingredients in the U.S. and Europe; and higher volumes of fruit ingredients and retail frozen foods. At Opta Minerals, the decrease in revenues reflected lower volumes of industrial mineral products due to weather-related slowdowns in North America, as well as lower pricing on certain steel products due to competitive pressures.

Gross profit increased $3,177, or 9.3%, to $37,427 for the quarter ended April 5, 2014, compared with $34,250 for the quarter ended March 30, 2013. As a percentage of revenues, gross profit for the quarter ended April 5, 2014 was 11.2% compared to 12.1% for the quarter ended March 30, 2013, a decrease of 0.9% . Within SunOpta Foods, the gross profit percentage of 10.9% for the first quarter of 2014 was virtually unchanged from 11.0% for the first quarter of 2013, which reflected the net effect of higher margins on organic ingredient sales in the U.S. and Europe, and an increased contribution from higher margin aseptic beverage products; offset by weaker margins on organic feed sales that are expected to continue into the second half of 2014, and higher operating costs due in part to adverse weather conditions in North America. The gross profit percentage at Opta Minerals declined to 14.2% in the first quarter of 2014, compared with 20.0% in the first quarter of 2013, primarily due to pricing pressure on steel products and weather-related higher operating costs.

Total segment operating income for the quarter ended April 5, 2014 increased by $1,408, or 13.2%, to $12,084, compared with $10,676 for the quarter ended March 30, 2013. As a percentage of revenue, segment operating income was 3.6% for the quarter ended April 5, 2014, compared with 3.8% for the quarter ended March 30, 2013. The increase in segment operating income reflected higher overall gross profit as described above, partially offset by a $1,627 increase in selling, general and administrative (“SG&A”) expenses, primarily related to the addition of a number of senior leadership resources in 2013 in connection with the operational realignment within SunOpta Foods, as well as increased headcount to support the growth of our international sourcing and supply operations.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other income for the quarter ended April 5, 2014 of $1,141 included a gain of $1,373 on the settlement of the earn-out related to the acquisition of Edner of Nevada, Inc. in December 2010, net of employee severance and other related costs. Other expense for the quarter ended March 30, 2013 of $365 included employee severance and other costs in connection with the operational realignment within SunOpta Foods and the rationalization and integration of acquired businesses by Opta Minerals, as well as acquisition-related transaction costs.

SUNOPTA INC.	21	April 5, 2014 10-Q

The increase in interest expense of $458 to $2,148 for the quarter ended April 5, 2014, compared with $1,690 for the quarter ended March 30, 2013, reflected an increased margin on borrowings under Opta Minerals’ credit facilities effective October 31, 2013, as well as higher borrowings under our European credit facilities to fund the increased working capital levels of our growing international sourcing and supply operations.

The provision for income tax for the quarter ended April 5, 2014 was $4,457, or 40.2% of earnings before taxes, compared with $3,275, or 38.0% of earnings before taxes, for the quarter ended March 30, 2013. The increase reflected a discrete provision for an unrealized foreign exchange gain on certain intercompany balances for Canadian income tax purposes. Excluding discrete items, the annual effective income tax rate for fiscal 2014 is expected to be between 37% and 39%.

Loss attributable to non-controlling interests for the quarter ended April 5, 2014 was $20, compared with earnings of $163 for the quarter ended March 30, 2013. The $183 decrease reflected lower net earnings at Opta Minerals.

Earnings from continuing operations attributable to SunOpta Inc. for the quarter ended April 5, 2014 were $6,640, as compared to $5,183 for the quarter ended March 30, 2013, an increase of $1,457 or 28.1% . Diluted earnings per share from continuing operations were $0.10 for the quarter ended April 5, 2014, compared with $0.08 for the quarter ended March 30, 2013.

Loss from discontinued operations of $58 for the quarter ended March 30, 2013 reflected legal fees and interest costs in connection with arbitration proceedings related to Colorado Sun Oil Processing LLC, which was disposed of in August 2011. The arbitration proceedings were settled in June 2013.

On a consolidated basis, we realized earnings of $6,640 (diluted earnings per share of $0.10) for the quarter ended April 5, 2014, compared with earnings of $5,125 (diluted earnings per share of $0.08) for the quarter ended March 30, 2013.

SUNOPTA INC.	22	April 5, 2014 10-Q

Segmented Operations Information

SunOpta Foods
For the quarter ended	April 5, 2014	March 30, 2013	Change	% Change

Revenues	$298,982	$246,600	$52,382	21.2%
Gross margin	32,528	27,013	5,515	20.4%
Gross margin %	10.9%	11.0%		-0.1%

Operating income	$13,341	$9,624	$3,717	38.6%
Operating income %	4.5%	3.9%		0.6%

SunOpta Foods contributed $298,982 or 89.6% of consolidated revenue for the quarter ended April 5, 2014, compared with $246,600 or 87.2% of consolidated revenues for the quarter ended March 30, 2013, an increase of $52,382 or 21.2% . Excluding the impact of changes including foreign exchange rates and commodity-related pricing, revenues increased approximately 25% in SunOpta Foods. Also excluding the additional week of sales in the first quarter of 2014, SunOpta Foods’ revenues increased approximately 16%. The table below explains the increase in revenue by reportable segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended March 30, 2013	$246,600
Increase in Global Sourcing and Supply	18,449
Increase in Value Added Ingredients	6,243
Increase in Consumer Products	27,690
Revenues for the quarter ended April 5, 2014	$298,982

Gross margin in SunOpta Foods increased by $5,515 for the quarter ended April 5, 2014 to $32,528, or 10.9% of revenues, compared with $27,013, or 11.0% of revenues for the quarter ended March 30, 2013. The table below explains the increase in gross margin by reportable segment for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the quarter ended March 30, 2013	$27,013
Increase in Global Sourcing and Supply	2,148
Increase in Value Added Ingredients	669
Increase in Consumer Products	2,698
Gross margin for the quarter ended April 5, 2014	$32,528

SUNOPTA INC.	23	April 5, 2014 10-Q

Operating income in SunOpta Foods increased by $3,717 for the quarter ended April 5, 2014 to $13,341 or 4.5% of revenues, compared with $9,624 or 3.9% of revenues for the quarter ended March 30, 2013. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the quarter ended March 30, 2013	$9,624
Increase in gross margin, as explained above	5,515
Increase in corporate cost allocations	(1,324)
Decrease in foreign exchange gains	(286)
Increase in SG&A costs	(188)
Operating income for the quarter ended April 5, 2014	$13,341

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Sourcing and Supply
For the quarter ended	April 5, 2014	March 30, 2013	Change	% Change

Revenues	$143,358	$124,909	$18,449	14.8%
Gross margin	11,959	9,811	2,148	21.9%
Gross margin %	8.3%	7.9%		0.4%

Operating income	$3,058	$1,673	$1,385	82.8%
Operating income %	2.1%	1.3%		0.8%

Global Sourcing and Supply contributed $143,358 in revenues for the quarter ended April 5, 2014, compared to $124,909 for the quarter ended March 30, 2013, an increase of $18,449 or 14.8% . Excluding the impact of changes including foreign exchange rates and commodity-related pricing, revenues increased approximately 23% in Global Sourcing and Supply. Also excluding the additional week of sales in the first quarter of 2014, Global Sourcing and Supply’s revenues increased approximately 14%. The table below explains the increase in revenue:

Global Sourcing and Supply Revenue Changes
Revenues for the quarter ended March 30, 2013	$124,909
Higher volumes of organic raw materials including alternative sweeteners, chia, quinoa, fruit and vegetables	26,183
Higher volumes of non-GMO soy, partially offset by lower corn volumes, due in part to lower acreage from the 2013 harvest	1,954
Favorable impact on euro denominated sales due to the stronger euro relative to the U.S. dollar	1,270
Higher volumes of planting seeds and agronomy products	413
Reduced pricing for organic food and feed products	(7,467)
Reduced pricing for non-GMO corn and soy	(3,904)
Revenues for the quarter ended April 5, 2014	$143,358

SUNOPTA INC.	24	April 5, 2014 10-Q

Gross margin in Global Sourcing and Supply increased by $2,148 to $11,959 for the quarter ended April 5, 2014 compared to $9,811 for the quarter ended March 30, 2013, and the gross margin percentage increased by 0.4% to 8.3% . The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix on organic ingredients, improved sunflower processing yields, partially offset by lower pricing on organic feed products, lower pricing on commodity soy and corn as well as start-up costs related to our cocoa processing facility in the Netherlands. The table below explains the increase in gross margin:

Global Sourcing and Supply Gross Margin Changes
Gross margin for the quarter ended March 30, 2013	$9,811
Margin impact on increased volumes of organic raw materials, partially offset by lower pricing on organic feed products	1,921
Margin impact of higher volumes of non-GMO soy and planting seeds, as well as improved sunflower processing yields and operating efficiencies, partially offset by lower volumes of non-GMO and specialty corn	753
Decreased margin due to start-up costs and plant inefficiencies related to our cocoa processing facility	(526)
Gross margin for the quarter ended April 5, 2014	$11,959

Operating income in Global Sourcing and Supply increased by $1,385, or 82.8%, to $3,058 for the quarter ended April 5, 2014, compared to $1,673 for the quarter ended March 30, 2013. The table below explains the increase in operating income:

Global Sourcing and Supply Operating Income Changes
Operating income for the quarter ended March 30, 2013	$1,673
Increase in gross margin, as explained above	2,148
Increase in corporate cost allocations	(314)
Lower foreign exchange gains	(286)
Increased SG&A, due primarily to higher compensation costs from increased headcount and the unfavorable impact of a more costly euro, offset by decreased travel, marketing and general office spending	(163)
Operating income for the quarter ended April 5, 2014	$3,058

Looking forward, we believe Global Sourcing and Supply is well positioned in growing natural and organic food categories. We intend to focus our efforts on (i) growing our identity preserved, non-GMO and organic grains business; (ii) leveraging our international sourcing and supply capabilities, and forward and backward integrating where opportunities exist; (iii) expanding our processing expertise and increasing our value-added capabilities (including our new cocoa processing facility in the Netherlands and integrated grains handling and processing facility in Bulgaria); and (iv) expanding our international sales base via strategic relationships for procurement of product to drive incremental sales volume. Our long-term target for Global Sourcing and Supply is to achieve a segment operating margin of 4% to 5%, which assumes we are able to secure a consistent quantity and quality of natural and organic raw materials, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	25	April 5, 2014 10-Q

Value Added Ingredients
For the quarter ended	April 5, 2014	March 30, 2013	Change	% Change

Revenues	$37,748	$31,505	$6,243	19.8%
Gross margin	5,629	4,960	669	13.5%
Gross margin %	14.9%	15.7%		-0.8%

Operating income	$2,347	$2,000	$347	17.4%
Operating income %	6.2%	6.3%		-0.1%

Value Added Ingredients contributed $37,748 in revenues for the quarter ended April 5, 2014, compared to $31,505 for the quarter ended March 30, 2013, an increase of $6,243 or 19.8% . Excluding the additional week of sales in the first quarter of 2014, revenues increased approximately 11% in Value Added Ingredients. The table below explains the increase in revenue:

Value Added Ingredients Revenue Changes
Revenues for the quarter ended March 30, 2013	$31,505
Higher volumes for fruit ingredients	5,861
Increase in customer demand for fiber products, partially offset by lower grain-based ingredient sales	382
Revenues for the quarter ended April 5, 2014	$37,748

Value Added Ingredients gross margin increased by $669 to $5,629 for the quarter ended April 5, 2014 compared to $4,960 for the quarter ended March 30, 2013, and the gross margin percentage decreased by 0.8% to 14.9% .. The decrease in gross margin as a percentage of revenue is due to higher operating costs and lower production volumes for fiber products and grain-based ingredients, partially offset by improved efficiencies from higher production volumes of fruit ingredients. The table below explains the increase in gross margin:

Value Added Ingredients Gross Margin Changes
Gross margin for the quarter ended March 30, 2013	$4,960
Higher sales volume combined with improved production efficiencies for fruit ingredients, partially offset by higher operating costs for fiber products and grain-based ingredients	669
Gross margin for the quarter ended April 5, 2014	$5,629

Operating income in Value Added Ingredients increased by $347, or 17.4%, to $2,347 for the quarter ended April 5, 2014, compared to $2,000 for the quarter ended March 30, 2013. The table below explains the increase in operating income:

Value Added Ingredients Operating Income Changes
Operating income for the quarter ended March 30, 2013	$2,000
Increase in gross margin, as explained above	669
Increase in corporate cost allocations	(210)
Increase in SG&A, primarily due to higher compensation costs	(112)
Operating income for the quarter ended April 5, 2014	$2,347

Looking forward, we intend to concentrate on growing Value Added Ingredient’s fiber products and fruit- and grains-based ingredients portfolios and customer base through product and process innovation and diversification. We intend to continue to introduce alternative fiber offerings of our own and have recently introduced both rice and cellulose fibers. We also expect to leverage our expanded aseptic fruit ingredient line at our South Gate, California facility to drive incremental volumes and cost savings. The focus of Value Added Ingredients continues to revolve around a culture of innovation and continuous improvement, to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for Value Added Ingredients is to realize segment operating margins of 8% to 10%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, increased competition, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	26	April 5, 2014 10-Q

Consumer Products
For the quarter ended	April 5, 2014	March 30, 2013	Change	% Change

Revenues	$117,876	$90,186	$27,690	30.7%
Gross margin	14,940	12,242	2,698	22.0%
Gross margin %	12.7%	13.6%		-0.9%

Operating income	$7,936	$5,951	$1,985	33.4%
Operating income %	6.7%	6.6%		0.1%

Consumer Products contributed $117,876 in revenues for the quarter ended April 5, 2014, compared to $90,186 for the quarter ended March 30, 2013, an increase of $27,690 or 30.7% . Excluding the additional week of sales in the first quarter of 2014, revenues increased approximately 21% in Consumer Products. The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenues for the quarter ended March 30, 2013	$90,186
Increased volume on aseptically packaged beverages, in particular almond beverage, private label and foodservice soymilk, as well as broths	17,004
Higher volumes of private label retail frozen food and beverage offerings	5,169
Increased sales of re-sealable pouch products in both the baby food and snack categories	4,079
Higher sales of private label fruit snacks and nutritional bars	1,438
Revenues for the quarter ended April 5, 2014	$117,876

Gross margin in Consumer Products increased by $2,698 to $14,940 for the quarter ended April 5, 2014 compared to $12,242 for the quarter ended March 30, 2013, and the gross margin percentage decreased by 0.9% to 12.7% .. The decrease in gross margin as a percentage of revenue was due to additional plant and operating costs associated with the significant growth and expansion of the aseptic business. The table below explains the increase in gross margin:

Consumer Products Gross Margin Changes
Gross margin for the quarter ended March 30, 2013	$12,242
Higher volume and improved pricing for aseptically packaged beverages; private retail frozen foods and beverages; and healthy snacks	3,070
Margin impact of outsourcing extraction activities during the retrofit of our premium juice facility	(372)
Gross margin for the quarter ended April 5, 2014	$14,940

SUNOPTA INC.	27	April 5, 2014 10-Q

Operating income in Consumer Products increased by $1,985, or 33.4%, to $7,936 for the quarter ended April 5, 2014, compared to $5,951 for the quarter ended March 30, 2013. The table below explains the increase in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended March 30, 2013	$5,951
Increase in gross margin, as explained above	2,698
Decrease in SG&A, primarily due to lower compensation related costs	87
Increase in corporate cost allocations	(800)
Operating income for the quarter ended April 5, 2014	$7,936

Looking forward, we expect improvements in margins and operating income from Consumer Products through the growth of our aseptic and non-aseptic beverage, pouch, snack and frozen food offerings. We remain customer focused and continue to develop new ways to bring new value-added packaged products and processes to market, leveraging our global raw material sourcing and supply capabilities. We expect the multi-serve and single-serve fillers installed in 2013 at our Alexandria, Minnesota and Modesto, California facilities will continue to enhance our ability to serve the non-dairy alternative beverage category, with both new and innovative packaging formats and a number of new product offerings beyond non-dairy beverages including organic dairy and nutritional beverages. We also commissioned two additional flexible re-sealable pouch filling lines at our Allentown facility during 2013, increasing our total annual filling capacity to approximately 140 million pouches. Continued new product development, innovation in healthy snacks and the expansion of our integrated juice operations, combined with increasing demand for portable nutritious fruit and grain snack offerings are expected to drive growth in this business. Long term we are targeting 12% to 14% operating margins from Consumer Products. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Opta Minerals
For the quarter ended	April 5, 2014	March 30, 2013	Change	% Change

Revenues	$34,545	$36,225	$(1,680)	-4.6%
Gross margin	4,899	7,237	(2,338)	-32.3%
Gross margin %	14.2%	20.0%		-5.8%

Operating income	$1,025	$2,463	$(1,438)	-58.4%
Operating income %	3.0%	6.8%		-3.8%

Opta Minerals contributed $34,545 in revenues for the quarter ended April 5, 2014, compared to $36,225 for the quarter ended March 30, 2013, a $1,680 or a 4.6% decrease. The table below explains the decrease in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended March 30, 2013	$36,225
Decreased volumes of abrasive and industrial mineral products due to competitive pressures and weather-related slowdown in North America	(1,451)
Reduced pricing for steel and magnesium products, partially offset by higher volumes	(229)
Revenues for the quarter ended April 5, 2014	$34,545

Gross margin for Opta Minerals decreased by $2,338 to $4,899 for the quarter ended April 5, 2014 compared to $7,237 for the quarter ended March 30, 2013, and the gross margin percentage decreased by 5.8% to 14.2% . The decrease in gross margin as a percentage of revenue was due to competitive pricing in a number of core product categories and higher operating costs due in part to adverse weather conditions in North America. The table below explains the decrease in gross margin:

SUNOPTA INC.	28	April 5, 2014 10-Q

Opta Minerals Gross Margin Changes
Gross margin for the quarter ended March 30, 2013	$7,237
Impact of lower pricing for steel and magnesium products	(1,277)
Lower volumes of abrasive and industrial mineral products combined with weather- related higher operating costs	(1,061)
Gross margin for the quarter ended April 5, 2014	$4,899

Operating income for Opta Minerals decreased by $1,438, or 58.4%, to $1,025 for the quarter ended April 5, 2014, compared to $2,463 for the quarter ended March 30, 2013. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating income for the quarter ended March 30, 2013	$2,463
Decrease in gross margin, as explained above	(2,338)
Decrease in other SG&A, primarily due to lower compensation costs through the rationalization and integration of acquired businesses	753
Increase in foreign exchange gains	147
Operating income for the quarter ended April 5, 2014	$1,025

Opta Minerals is focused on leveraging its global platform to drive expansion of existing product offerings to a wider customer base and new geographies. In addition, it continues to focus on maximizing operating efficiencies and introducing new and innovative products to the markets it serves. We own approximately 66% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	29	April 5, 2014 10-Q

Corporate Services
For the quarter ended	April 5, 2014	March 30, 2013	Change	% Change

Operating loss	$(2,282)	$(1,411)	$(871)	-61.7%

Operating loss at Corporate Services increased by $871 to $2,282 for the quarter ended April 5, 2014, from a loss of $1,411 for the quarter ended March 30, 2013. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended March 30, 2013	$(1,411)
Higher compensation-related costs due to increased headcount, short-term incentives, stock-based compensation and health benefits	(1,461)
Increased IT consulting, professional fees and other general office spending	(592)
Decrease in foreign exchange gains	(142)
Increase in corporate management fees that are allocated to SunOpta operating groups	1,324
Operating loss for the quarter ended April 5, 2014	$(2,282)

Corporate Services provides leadership and support services across the organization including management, finance, operations, business development, information technology, human resources and administrative functions. The salaries of Corporate Services personnel and other costs of providing these services are allocated to the SunOpta operating groups based on (1) specific identification of allocable costs that represent a service provided to each group; and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of employees within each group.

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

On September 25, 2012, The Organic Corporation (“TOC”) and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit can be extended or adjusted based on the needs of the business and upon approval of the lenders. On April 25, 2014, the lenders increased the amount available under the revolving credit facility to €51,000 until May 31, 2014. These facilities support the global sourcing, supply and processing capabilities of TOC. In addition, on April 29, 2014, a subsidiary of TOC entered into an amended revolving credit facility agreement to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. Borrowings under this facility are repayable in full on April 30, 2015.

SUNOPTA INC.	30	April 5, 2014 10-Q

On April 30, 2013, Opta Minerals amended and restated its credit agreement to include a Cdn $20,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility matures on August 14, 2014, with the outstanding principal amount repayable in full on the maturity date. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial covenants are not met. The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date. These credit facilities are specific to the operations of Opta Minerals; are standalone and separate from facilities used to finance our core food operations; and are without recourse to SunOpta Inc.

As at March 31, 2014, Opta Minerals was not in compliance with certain financial covenants under its credit agreement, which constitutes an event of default under the credit agreement. On May 8, 2014, the lenders waived compliance with these covenants for the first quarter of 2014, and amended the credit agreement to reset the covenants for the quarterly periods ending June 30, 2014 through September 30, 2015. As it is not considered probable that Opta Minerals will violate the amended covenant requirements within the next 12 months, the non-revolving term credit facility continues to be classified as non-current on the consolidated balance sheet as at April 5, 2014. Also effective May 8, 2014, the credit agreement was further amended to extend the maturity date of the revolving term credit facility to August 14, 2015, and to increase the applicable margin on borrowings up to 5.50% based on certain financial ratios of Opta Minerals.

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

Cash Flows

Cash flows for the quarter ended April 5, 2014

Net cash and cash equivalents declined $1,900 in the first quarter of 2014 to $6,637 as at April 5, 2014, compared with $8,537 at December 28, 2013, which primarily reflected the following uses of cash:

  cash used in continuing operating activities of $12,596;

  capital expenditures of $3,224, related to expansion of our premium juice production facility; expansion of storage capacity at our Bulgarian grains handling and processing facility, operated as the Organic Land Corporation (“OLC”); and completion of our cocoa processing facility in the Netherlands;

  net repayments of long-term debt of $1,511.

All uses of cash were mostly offset by net borrowings under our credit facilities of $15,529.

Cash used in operating activities of continuing operations was $12,596 in the first quarter of 2014, compared with $6,719 in the first quarter of 2013, an increase in cash used of $5,877. In the first quarter of each fiscal year, cash used in continuing operations reflects the normal timing of cash payments to growers for crop deliveries during the fourth quarter of the prior year, which is typically the quarter with the highest level of deliveries. In addition, working capital levels increased in the first quarter of 2014 to support the growth in our international sourcing and supply operations.

Cash used in investing activities of continuing operations declined by $8,273 to $3,945 in the first quarter of 2014, compared with $12,218 in the first quarter of 2013, mainly due to a decrease in capital expenditures of $4,669, reflecting higher spending in the first quarter of 2013 related to our cocoa processing facility and an expansion of our aseptic processing and packaging operations, as well as net cash paid to acquire OLC of $3,828 in the first quarter of 2013.

SUNOPTA INC.	31	April 5, 2014 10-Q

Cash provided by financing activities of continuing operations was $14,585 in the first quarter of 2014, compared with $19,057 in the first quarter of 2013, a decrease of $4,472, which reflected a $5,110 decrease in borrowings under our credit facilities, due primarily to reduced capital spending in the first quarter of 2014, compared with the first quarter of 2013.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

Other than the amendments to the Opta Minerals credit agreement described above under “Liquidity and Capital Resources”, there have been no material changes outside the normal course of business in our contractual obligations since December 28, 2013.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of the Form 10-K. There have been no material changes to our exposures to market risks since December 28, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 5, 2014.

SUNOPTA INC.	32	April 5, 2014 10-Q

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended April 5, 2014. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended April 5, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	33	April 5, 2014 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of legal proceedings, see note 11 to the interim consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 28, 2013. There have been no material changes to the previously-reported risk factors as of the date of this quarterly report. All of such previously reported risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	34	April 5, 2014 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 14, 2014	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	35	April 5, 2014 10-Q

EXHIBIT INDEX

Exhibit No.	Description

10.1

Retirement and Consulting Agreement, dated January 10, 2014, between SunOpta Grains and Foods, Inc. and Allan G. Routh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2014).

31.1	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SUNOPTA INC.	36	April 5, 2014 10-Q