Form 10-Q
period 2014-07-05
SunOpta Inc.
filed 2014-08-13
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 5, 2014

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

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

Yes [_]           No [X]

The number of the registrant’s common shares outstanding as of August 6, 2014 was 66,936,317.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended July 5, 2014

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at July 5, 2014, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.0657 and $1.00 = €0.7356. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

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

SUNOPTA INC.	2	July 5, 2014 10-Q

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

  our intention not to pay any cash dividends in the foreseeable future;

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

SUNOPTA INC.	3	July 5, 2014 10-Q

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

SUNOPTA INC.	4	July 5, 2014 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the two quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Two quarters ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
	$	$	$	$

Revenues	338,288	311,170	671,815	593,995

Cost of goods sold	294,219	274,187	590,319	522,762

Gross profit	44,069	36,983	81,496	71,233

Selling, general and administrative expenses	25,680	22,839	50,218	45,750
Intangible asset amortization	1,092	1,200	2,220	2,448
Other expense (income), net (note 9)	137	647	(1,004)	1,012
Foreign exchange loss (gain)	546	(356)	223	(941)

Earnings from continuing operations before the following	16,614	12,653	29,839	22,964

Interest expense, net	2,010	2,238	4,158	3,928
Impairment loss on investment (note 6)	-	21,495	-	21,495

Earnings (loss) from continuing operations before income taxes	14,604	(11,080)	25,681	(2,459)

Provision for income taxes	5,607	3,958	10,064	7,233

Earnings (loss) from continuing operations	8,997	(15,038)	15,617	(9,692)

Loss from discontinued operations, net of income taxes (note 3)	-	(302)	-	(360)

Earnings (loss)	8,997	(15,340)	15,617	(10,052)

Earnings (loss) attributable to non-controlling interests	289	(59)	269	104

Earnings (loss) attributable to SunOpta Inc.	8,708	(15,281)	15,348	(10,156)

Earnings (loss) per share – basic (note 10)
- from continuing operations	0.13	(0.23)	0.23	(0.15)
- from discontinued operations	-	-	-	(0.01)
	0.13	(0.23)	0.23	(0.15)
Earnings (loss) per share – diluted (note 10)
- from continuing operations	0.13	(0.23)	0.23	(0.15)
- from discontinued operations	-	-	-	(0.01)
	0.13	(0.23)	0.23	(0.15)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	July 5, 2014 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the two quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
	$	$	$	$

Earnings (loss) from continuing operations	8,997	(15,038)	15,617	(9,692)
Loss from discontinued operations, net of income taxes	-	(302)	-	(360)
Earnings (loss)	8,997	(15,340)	15,617	(10,052)

Currency translation adjustment	(338)	1,076	(470)	(508)
Change in fair value of interest rate swap, net of taxes (note 4)	24	454	(36)	220
Other comprehensive income (loss), net of income taxes	(314)	1,530	(506)	(288)

Comprehensive earnings (loss)	8,683	(13,810)	15,111	(10,340)

Comprehensive earnings (loss) attributable to non-controlling interests	309	321	348	296

Comprehensive earnings (loss) attributable to SunOpta Inc.	8,374	(14,131)	14,763	(10,636)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	July 5, 2014 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at July 5, 2014 and December 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

	July 5, 2014	December 28, 2013
	$	$

ASSETS
Current assets
Cash and cash equivalents (note 11)	6,727	8,537
Accounts receivable	133,022	109,917
Inventories (note 5)	255,883	274,286
Prepaid expenses and other current assets	20,266	16,067
Current income taxes recoverable	3,541	6,116
Deferred income taxes	3,950	4,806
	423,389	419,729

Investment (note 6)	12,350	12,350
Property, plant and equipment	154,797	158,073
Goodwill	53,600	53,673
Intangible assets	45,178	47,991
Deferred income taxes	12,117	12,565
Other assets	1,563	1,554

	702,994	705,935

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	127,967	141,853
Accounts payable and accrued liabilities	125,196	129,829
Customer and other deposits	3,894	3,408
Income taxes payable	1,162	2,564
Other current liabilities	4,000	2,114
Current portion of long-term debt (note 7)	6,190	6,354
Current portion of long-term liabilities	249	1,034
	268,658	287,156

Long-term debt (note 7)	39,843	42,654
Long-term liabilities	1,703	3,072
Deferred income taxes	31,015	30,441
	341,219	363,323

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 66,918,863 shares issued (December 28, 2013 - 66,527,691)	189,280	186,376
Additional paid-in capital	20,471	19,323
Retained earnings	131,556	116,208
Accumulated other comprehensive income	2,812	3,397
	344,119	325,304
Non-controlling interests	17,656	17,308
Total equity	361,775	342,612

	702,994	705,935

Commitments and contingencies (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	July 5, 2014 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the two quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-
			paid-in	Retained	prehensive	Non-controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2013	66,528	186,376	19,323	116,208	3,397	17,308	342,612

Employee stock purchase plan	30	299	-	-	-	-	299
Exercise of options	361	2,605	(657)	-	-	-	1,948
Stock-based compensation	-	-	1,805	-	-	-	1,805
Earnings from continuing operations	-	-	-	15,348	-	269	15,617
Currency translation adjustment	-	-	-	-	(561)	91	(470)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(24)	(12)	(36)

Balance at July 5, 2014	66,919	189,280	20,471	131,556	2,812	17,656	361,775

					Accumulated
			Additional		other com-
			paid-in	Retained	prehensive	Non-controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2012	66,007	183,027	16,855	124,732	1,537	17,384	343,535

Employee stock purchase plan	46	289	-	-	-	-	289
Exercise of options	252	1,426	(484)	-	-	-	942
Stock-based compensation	-	-	1,541	-	-	-	1,541
Earnings from continuing operations	-	-	-	(9,796)	-	104	(9,692)
Loss from discontinued operations, net of income taxes	-	-	-	(360)	-	-	(360)
Currency translation adjustment	-	-	-	-	(625)	117	(508)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	145	75	220

Balance at June 29, 2013	66,305	184,742	17,912	114,576	1,057	17,680	335,967

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	July 5, 2014 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the two quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
	$	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Earnings (loss)	8,997	(15,340)	15,617	(10,052)
Loss from discontinued operations	-	(302)	-	(360)
Earnings (loss) from continuing operations	8,997	(15,038)	15,617	(9,692)

Items not affecting cash:
Depreciation and amortization	5,950	5,429	11,786	10,849
Stock-based compensation	974	856	1,805	1,541
Unrealized loss (gain) on derivative instruments (note 4)	(406)	199	219	942
Deferred income taxes	1,474	564	1,878	1,505
Fair value of contingent consideration (note 9)	-	-	(1,373)	-
Impairment loss on investment (note 6)	-	21,495	-	21,495
Other	(535)	(219)	(184)	103
Changes in non-cash working capital, net of businesses acquired (note 11)	16,728	15,191	(9,162)	(4,985)
Net cash flows from operations - continuing operations	33,182	28,477	20,586	21,758
Net cash flows from operations - discontinued operations	-	(4,570)	-	(4,608)
	33,182	23,907	20,586	17,150
Investing activities
Purchases of property, plant and equipment	(4,063)	(14,083)	(7,287)	(21,976)
Acquisitions of businesses, net of cash acquired (note 2)	-	-	-	(3,828)
Payment of contingent consideration (note 4)	-	(1,074)	(800)	(1,074)
Other	(35)	(341)	44	(838)
Net cash flows from investing activities - continuing operations	(4,098)	(15,498)	(8,043)	(27,716)

Financing activities
Increase (decrease) under line of credit facilities (note 7)	(29,094)	(7,857)	(13,565)	12,782
Borrowings under long-term debt (note 7)	150	112	210	344
Repayment of long-term debt (note 7)	(1,585)	(1,601)	(3,156)	(4,020)
Proceeds from the issuance of common shares	1,582	567	2,247	1,231
Other	19	11	(79)	(48)
Net cash flows from financing activities - continuing operations	(28,928)	(8,768)	(14,343)	10,289

Foreign exchange gain (loss) on cash held in a foreign currency	(66)	110	(10)	(103)

Increase (decrease) in cash and cash equivalents in the period	90	(249)	(1,810)	(380)

Cash and cash equivalents - beginning of the period	6,637	6,709	8,537	6,840

Cash and cash equivalents - end of the period	6,727	6,460	6,727	6,460

Supplemental cash flow information (note 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company operates in two industry segments, the largest being SunOpta Foods, which consists of three reportable segments—Global Sourcing and Supply, Value Added Ingredients, and Consumer Products—that operate in the natural, organic and specialty food sectors and utilize a number of integrated business models to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66% of Opta Minerals Inc. (“Opta Minerals”) as at July 5, 2014 and December 28, 2013, on a non-dilutive basis. Opta Minerals is a vertically integrated provider of custom process solutions and industrial mineral products for use primarily in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries. As at July 5, 2014 and December 28, 2013, the Company also had an approximate 19% equity ownership position in Mascoma Corporation (“Mascoma”), on a non-dilutive basis. Mascoma is an innovative company leveraging internally developed technologies to drive bioconversion of biomass for petroleum replacements.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended July 5, 2014 are not necessarily indicative of the results that may be expected for the full year ending January 3, 2015 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 28, 2013. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning on or after December 15, 2016, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which raises the threshold for disposals to qualify as discontinued operations by focusing on strategic shift that have or will have a major effect on a company’s operations and financial results. The guidance allows companies to have significant continuing involvement and continuing cash flows with the disposed component. The guidance is effective for annual and interim periods beginning on or after December 15, 2014, and is to be applied on a prospective basis. The Company will apply the new standard to any divestitures occurring after January 3, 2015.

SUNOPTA INC.	10	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
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

SUNOPTA INC.	11	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of July 5, 2014 and December 28, 2013:

		July 5, 2014
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	2,870	1,105	1,765	-
	Unrealized long-term derivative asset	32	-	32	-
	Unrealized short-term derivative liability	(3,303)	-	(3,303)	-
	Unrealized long-term derivative liability	(183)	-	(183)	-
(b)	Inventories carried at market(2)	11,532	-	11,532	-
(c)	Interest rate swaps(3)	(358)	-	(358)	-
(d)	Forward foreign currency contracts(4)	188	-	188	-
(e)	Contingent consideration(5)	(328)	-	-	(328)

		December 28, 2013
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	1,459	284	1,175	-
	Unrealized long-term derivative asset	29	-	29	-
	Unrealized short-term derivative liability	(1,841)	-	(1,841)	-
	Unrealized long-term derivative liability	(12)	-	(12)	-
(b)	Inventories carried at market(2)	11,836	-	11,836	-
(c)	Interest rate swaps(3)	(311)	-	(311)	-
(d)	Forward foreign currency contracts(4)	(371)	-	(371)	-
(e)	Contingent consideration(5)	(2,671)	-	-	(2,671)

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

SUNOPTA INC.	12	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended July 5, 2014, the Company recognized a gain of $406 (June 29, 2013 – loss of $199) and for the two quarters ended July 5, 2014, the Company recognized a loss of $219 (June 29, 2013 – loss of $942) related to changes in the fair value of these derivatives.

At July 5, 2014, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	1,930	1,855
Forward commodity sale contracts	(1,007)	(1,880)
Commodity futures contracts	(1,110)	(590)

In addition, as at July 5, 2014, the Company also had open forward contracts to sell 115 lots of cocoa and 19 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at July 5, 2014, the Company had 257,398 bushels of commodity corn and 579,391 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

As at July 5, 2014, Opta Minerals held interest rate swaps with a notional value of Cdn $39,475 to pay fixed rates of 1.85% to 2.02%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until May 2017. The net notional value decreases in accordance with the quarterly principal repayments on Opta Minerals’ non-revolving term credit facility (see note 7).

At each period end, the Company calculates the marked-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of these derivative instruments are included on the consolidated statements of comprehensive earnings. For the quarter ended July 5, 2014, the Company recognized a $31 gain (June 29, 2013 – gain of $614), net of income tax expense of $7 (June 29, 2013 – income tax expense of $160) and for the two quarters ended July 5, 2014, the Company recognized a $47 loss (June 29, 2013 – gain of $298), net of income tax benefit of $11 (June 29, 2013 – income tax expense of $78) related to changes in the fair value of these derivatives.

SUNOPTA INC.	13	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at July 5, 2014, the Company had open forward foreign exchange contracts with a notional value of €16,303 ($22,162). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss (gain) on the consolidated statement of operations. For the quarter ended July 5, 2014, the Company recognized a gain of $275 (June 29, 2013 – loss of $223) and for the two quarters ended July 5, 2014, the Company recognized a gain of $559 (June 29, 2013 – gain of $391) related to changes in the fair value of these derivatives.

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. For the two quarters ended July 5, 2014, the change in the fair value of the contingent consideration liability reflected a payment of $800 and a fair value adjustment of $1,373 (see note 9) in connection with the settlement of remaining earn-out related to the acquisition Edner of Nevada, Inc. (“Edner”) on December 14, 2010.

5. Inventories

	July 5, 2014	December 28, 2013
	$	$
Raw materials and work-in-process	171,081	177,407
Finished goods	70,803	77,984
Company-owned grain	19,796	23,773
Inventory reserves	(5,797)	(4,878)
	255,883	274,286

6. Investment

The Company accounts for its investment in Mascoma using the cost method. During the second quarter of 2013, the Company recorded an other-than-temporary impairment loss of $21,495 to write down the carrying value of its investment in Mascoma to an estimated fair value of $12,350. As at July 5, 2014 and December 28, 2013, the Company did not estimate the fair value of its investment in Mascoma, as no events or changes in circumstances were identified that may have had a significant adverse effect on the Company’s ability to recover the remaining carrying value of its investment.

SUNOPTA INC.	14	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

7. Bank Indebtedness and Long-Term Debt

	July 5, 2014	December 28, 2013
	$	$
Bank indebtedness:
North American credit facilities(1)	51,682	64,382
European credit facilities(2)	60,863	61,892
Opta Minerals revolving term credit facility(3)	15,422	15,579
	127,967	141,853

Long-term debt:
Opta Minerals non-revolving term credit facility(3)	39,877	42,253
Lease obligations	5,995	6,444
Other	161	311
	46,033	49,008
Less: current portion	6,190	6,354
	39,843	42,654

(1)	North American credit facilities

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

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at July 5, 2014, the weighted-average interest rate on the facilities was 2.15%.

The facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, excluding Opta Minerals and The Organic Corporation (“TOC”).

(2)	European credit facilities

The European credit facilities support the global sourcing, supply and processing capabilities of the international sourcing and supply operations of Global Sourcing and Supply.

On September 25, 2012, TOC and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. On May 23, 2014, the lenders increased the amount available under the revolving credit facility to €51,000 until July 31, 2014. On July 24, 2014, the lenders further increased the amount available under the revolving credit facility to €54,000 until September 30, 2014. As of July 5, 2014 and December 28, 2013, €44,033 ($59,859) and €42,661 ($58,616), respectively, of this facility had been utilized. The revolving credit facility is secured by the working capital of TOC and certain of its subsidiaries. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date. Interest costs under the facilities accrue based on either a loan margin of 1.75% or an overdraft margin of 1.85% plus the cost of funds as set by each of the lenders on a periodic basis. The cost of funds as set by the lenders was 0.10% at July 5, 2014.

SUNOPTA INC.	15	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

On April 29, 2014, a subsidiary of TOC amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on Euribor plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2015. As of July 5, 2014 and December 28, 2013, €739 ($1,004) and €2,385 ($3,276), respectively, was borrowed under this facility.

(3)	Opta Minerals credit facilities

These credit facilities are specific to the operations of Opta Minerals.

On May 8, 2014, Opta Minerals amended and extended its credit agreement dated May 18, 2012, which provides for a Cdn $20,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility now matures on August 14, 2015, with the outstanding principal amount repayable in full on the maturity date. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial covenants are not met. The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date.

Interest on the borrowings under these facilities accrues at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 5.50% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non-revolving term credit facility (see note 4). As at July 5, 2014, the weighted-average interest rate on the credit facilities was 6.64%, after taking into account the related interest rate hedging activities.

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals, and are without recourse to SunOpta Inc.

Also on May 8, 2014, certain financial covenants under the Opta Minerals credit agreement were amended for the quarterly periods ending June 30, 2014 through September 30, 2015. Opta Minerals was in compliance with all its financial covenants as at June 30, 2014.

SUNOPTA INC.	16	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

8. Stock-Based Compensation

Under the Company’s 2013 Stock Incentive Plan, the Company may grant a variety of stock-based awards including stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) to selected employees and directors of the Company.

Stock Options

For the two quarters ended July 5, 2014, the Company granted 373,279 options to employees that vest ratably on each of the first through fifth anniversaries of the grant date and expire on the tenth anniversary of the grant date. The weighted-average grant-date fair value of these options was $6.77, which is recognized on a straight-line basis over the five-year vesting period based on the number of stock options expected to vest.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of the stock options granted:

Exercise price	$11.34
Dividend yield	0%
Expected volatility	61.4%
Risk-free interest rate	2.2%
Expected life of options (in years)	6.5

Restricted Stock Units and Performance Share Units

For the two quarters ended July 5, 2014, the Company granted 72,173 RSUs and 102,167 PSUs to certain employees and directors of the Company.

Time-based RSUs vest ratably on each of the first through third anniversaries of the grant date. The fair value of each RSU granted was estimated to be $11.30 based on the fair market value of a share of the Company’s common stock on the date of grant. The grant-date fair value is recognized on a straight-line basis over the three-year vesting period based on the number of RSUs expected to vest.

Performance-based PSUs vest three years following the grant date. The number of PSUs that ultimately vest (up to a specified maximum) will be determined based on performance relative to predetermined performance measures of the Company. If the Company’s performance is below a specified performance level, no PSUs will vest. The fair value of each PSU granted was estimated to be $11.30 based on the fair market value of a share of the Company’s common stock on the date of grant. Each reporting period, the number of PSUs that are expected to vest is re-determined and the grant-date fair value of these PSUs is amortized on a straight-line basis over the remaining vesting period less amounts previously recognized.

Each vested RSU and PSU will be settled through the issuance of common shares of the Company and are therefore treated as equity awards.

SUNOPTA INC.	17	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Other Expense (Income), Net

The components of other expense (income) are as follows:

	Quarter ended		Two quarters ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
	$	$	$	$
Fair value of contingent consideration(1)	-	-	(1,373)	-
Severance and other rationalization costs	27	581	186	868
Acquisition-related transaction costs	-	-	-	127
Other	110	66	183	17
	137	647	(1,004)	1,012

(1)	Fair value of contingent consideration

For the two quarters ended July 5, 2014, the Company recorded a gain of $1,373 in connection with the settlement of the remaining earn-out related to the acquisition of Edner.

10. Earnings Per Share

Earnings (loss) per share are calculated as follows:

	Quarter ended		Two quarters ended
	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
Earnings (loss) from continuing operations attributable to SunOpta Inc.	$8,708	$(14,979)	$15,348	$(9,796)
Loss from discontinued operations, net of income taxes	-	(302)	-	(360)
Earnings (loss) attributable to SunOpta Inc.	$8,708	$(15,281)	$15,348	$(10,156)

Basic weighted-average number of shares outstanding	66,715,349	66,202,211	66,666,617	66,147,358
Dilutive potential of the following:
Employee/director stock options and RSUs	1,202,657	979,281	885,433	888,566
Warrants	540,128	332,025	506,362	310,504
Diluted weighted-average number of shares outstanding	68,458,134	67,513,517	68,058,412	67,346,428

Earnings (loss) per share - basic:
- from continuing operations	$0.13	$(0.23)	$0.23	$(0.15)
- from discontinued operations	-	-	-	(0.01)
	$0.13	$(0.23)	$0.23	$(0.15)

Earnings (loss) per share - diluted:
- from continuing operations	$0.13	$(0.23)	$0.23	$(0.15)
- from discontinued operations	-	-	-	(0.01)
	$0.13	$(0.23)	$0.23	$(0.15)

SUNOPTA INC.	18	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

For the quarter ended July 5, 2014, stock options to purchase nil (June 29, 2013 - 330,500) common shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect. For the two quarters ended July 5, 2014, stock options to purchase 340,966 (June 29, 2013 - 1,713,400) common shares were excluded from the calculation of diluted earnings per share due to their anti-dilutive effect.

For the quarter and two quarters ended June 29, 2013, all potential dilutive common shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.

11. Supplemental Cash Flow Information

	July 5, 2014	June 29, 2013	July 5, 2014	June 29, 2013
	$	$	$	$

Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	4,299	(2,958)	(22,978)	(7,441)
Inventories	13,233	9,520	18,447	5,504
Income tax recoverable	(1,946)	864	1,397	371
Prepaid expenses and other current assets	(1,241)	(1,153)	(2,782)	1,766
Accounts payable and accrued liabilities	6,285	8,491	(3,724)	(9,578)
Customer and other deposits	(3,902)	427	478	4,393
	16,728	15,191	(9,162)	(4,985)

As at July 5, 2014, cash and cash equivalents included $3,008 (December 28, 2013 - $4,084) that was specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

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

13. Segmented Information

In the fourth quarter of 2013, the Company implemented changes to its organizational structure to align and focus the operations of SunOpta Foods on three key “go-to-market” categories: raw material sourcing and supply; value-added ingredients; and consumer-packaged products. Consequently, the Company realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to the Company’s Chief Executive Officer. The Company believes this operational structure better aligns with SunOpta Foods’ integrated “field-to-table” business model and product portfolio. The segment information presented below for the quarter and two quarters ended June 29, 2013 has been restated to reflect the realigned operating segments of SunOpta Foods. The Opta Minerals operating segment remained unchanged.

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
SUNOPTA INC.	19	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

  Value Added Ingredients manufactures and supplies fiber-, grain- and fruit-based ingredients focusing on cereal, bakery, dairy, snack and food service market categories.

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

In addition, Corporate Services provides a variety of management, financial, information technology, treasury and administration services to each of the SunOpta Foods operating segments from the Company’s offices in Brampton, Ontario and Edina, Minnesota.

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

	Quarter ended
	July 5, 2014
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$
Segment revenues from external customers	157,466	33,562	112,017	303,045	35,243	338,288
Segment operating income	8,360	1,290	8,164	17,814	1,571	19,385
Corporate Services						(2,634)
Other expense, net						(137)
Interest expense, net						(2,010)
Earnings from continuing operations before income taxes						14,604

	Quarter ended
	June 29, 2013
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$
Segment revenues from external customers	144,900	33,043	95,765	273,708	37,462	311,170
Segment operating income	4,052	1,953	8,279	14,284	903	15,187
Corporate Services						(1,887)
Other expense, net						(647)
Interest expense, net						(2,238)
Impairment loss on investment						(21,495)
Loss from continuing operations before income taxes						(11,080)

SUNOPTA INC.	20	July 5, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended July 5, 2014 and June 29, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters ended
	July 5, 2014
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$
Segment revenues from external customers	300,824	71,310	229,893	602,027	69,788	671,815
Segment operating income	11,418	3,637	16,100	31,155	2,596	33,751
Corporate Services						(4,916)
Other income, net						1,004
Interest expense, net						(4,158)
Earnings from continuing operations before income taxes						25,681

	Two quarters ended
	June 29, 2013
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$
Segment revenues from external customers	269,809	64,548	185,951	520,308	73,687	593,995
Segment operating income	5,725	3,953	14,230	23,908	3,366	27,274
Corporate Services						(3,298)
Other expense, net						(1,012)
Interest expense, net						(3,928)
Impairment loss on investment						(21,495)
Loss from continuing operations before income taxes						(2,459)

SUNOPTA INC.	21	July 5, 2014 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended July 5, 2014 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 13, 2014.

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

Forward-looking statements contained in this commentary are based on our current estimates, expectations and projections, which we believe are reasonable as of the date of this report. You should not place undue importance on forward-looking statements and should not rely upon this information as of any other date. Other than as required under securities laws, we do not undertake to update any forward-looking information at any particular time.

All dollar amounts in this MD&A are expressed in thousands of U.S. dollars, except per share amounts, unless otherwise noted.

Calendar Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2014 will be a 53-week period ending on January 3, 2015, with quarterly periods ending on April 5, July 5 and October 4, 2014, whereas fiscal year 2013 was a 52-week period ending on December 28, 2013, with quarterly periods ending on March 30, June 29 and September 28, 2013. As a result, the first two quarters of 2014 consisted of 27 weeks, compared with 26 weeks for the first two quarters of 2013. Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for the first half of 2014 was insignificant relative to the first half of 2013.

SUNOPTA INC.	22	July 5, 2014 10-Q

Operational Realignment

In the fourth quarter of 2013, we realigned the operating segments of SunOpta Foods to focus on three key “go-to-market” categories: raw material sourcing and supply; value-added ingredients; and consumer-packaged products. We believe this operational structure better aligns with our integrated “field to table” business model and product portfolio. In addition, we believe this structure better supports our strategy of growing our value-added packaged foods and ingredients portfolios, and leveraging our sourcing and supply capabilities and production capacity. Effective with the realignment, SunOpta Foods operates in the following three reportable segments: Global Sourcing and Supply (with incorporates our North American raw grain and sunflower operating segment and our international organic ingredient operating segment); Value Added Ingredients; and Consumer Products. The Opta Minerals operating segment remained unchanged. The segmented operations information provided in the Consolidated Financial Statements and this MD&A for the quarter and two quarters ended June 29, 2013 has been restated to reflect these realigned reportable segments.

Business Developments during the First Two Quarters of 2014

Opta Minerals

On June 19, 2014, we announced that the Board of Directors of Opta Minerals Inc. (“Opta Minerals”) had established a special committee of independent directors (the “Special Committee”) to conduct a review of strategic alternatives available to Opta Minerals with a view to enhancing value for all shareholders. The Special Committee will review and evaluate all proposals received as part of the strategic review process, and will make recommendations to the Board thereon. There is no defined timeline for the strategic alternatives review and there can be no assurance that the review of strategic alternatives will result in any specific action. We currently own approximately 66% of Opta Minerals on a non-dilutive basis. We have identified Opta Minerals as a non-core holding.

Expansion of Aseptic Processing and Packaging Operations

In the first quarter of 2014, we initiated a further expansion to our aseptic processing and packaging operations in Modesto, California, in order to meet committed customer demand and enable new growth opportunities. In connection with this expansion, we are adding a third processor at the Modesto facility, which is expected to be commissioned in the first quarter of 2015. We also expect to add additional aseptic filling lines at the Modesto plant in order to meet increased product demand from new and existing customers across a broad array of categories including non-dairy, nutritional beverages and dairy. The continued investment in our aseptic platform is directly aligned with our core strategies to aggressively grow our value-added ingredients and packaged foods portfolio, and to leverage our integrated platform to become a pure play natural and organic foods company.

Other Developments

Chair of the Board of Directors

On July 24, 2014, we announced the appointment of Alan Murray as Chair of the Board of Directors of SunOpta. Mr. Murray replaced Jeremy Kendall who retired after serving as Chair of the Board for 31 years. Mr. Kendall will remain active on the Board as a Director and Past Chair. Mr. Kendall also served as Chief Executive Officer until February 2007. Mr. Murray was appointed a director of SunOpta in July 2010, Vice Chair in March 2011, and served as Chair of the Compensation Committee and as a member of the Corporate Governance and Audit Committees at various times.

Corporate Social Responsibility Report

On June 23, 2014, we released our 2013 Corporate Social Responsibility Report, which provides an update on progress towards our 2013 sustainability goals covering social, environmental and economic objectives, and further reinforces our commitment to becoming an increasingly sustainable organization. This report covers the operations of SunOpta, including wholly-owned subsidiaries and joint venture operations, excluding Opta Minerals, and is available on our website.

The 2013 Corporate Social Responsibility Progress Report and the other information included on our website is not included in, or incorporated by reference into, this Form 10-Q.

SUNOPTA INC.	23	July 5, 2014 10-Q

Consolidated Results of Operations for the quarters ended July 5, 2014 and June 29, 2013

For the quarter ended	July 5, 2014	June 29, 2013	Change	Change
	$	$	$	%
Revenue
SunOpta Foods	303,045	273,708	29,337	10.7%
Opta Minerals	35,243	37,462	(2,219)	-5.9%
Total Revenue	338,288	311,170	27,118	8.7%

Gross Profit
SunOpta Foods	37,556	31,415	6,141	19.5%
Opta Minerals	6,513	5,568	945	17.0%
Total Gross Profit	44,069	36,983	7,086	19.2%

Segment Operating Income (Loss)(1)
SunOpta Foods	17,814	14,284	3,530	24.7%
Opta Minerals	1,571	903	668	74.0%
Corporate Services	(2,634)	(1,887)	(747)	-39.6%
Total Segment Operating Income	16,751	13,300	3,451	25.9%

Other expense, net	137	647	(510)	-78.8%
Earnings from continuing operations before the following	16,614	12,653	3,961	31.3%
Interest expense, net	2,010	2,238	(228)	-10.2%
Impairment loss on investment	-	21,495	(21,495)	-100.0%
Provision for income taxes	5,607	3,958	1,649	41.7%
Earnings (loss) from continuing operations	8,997	(15,038)	24,035	159.8%
Earnings (loss) attributable to non-controlling interests	289	(59)	348	589.8%
Loss from discontinued operations, net of taxes	-	(302)	302	100.0%

Earnings (loss) attributable to SunOpta Inc.(2)	8,708	(15,281)	23,989	157.0%

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

	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Corporate	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	Services	idated
For the quarter ended	$	$	$	$	$	$	$
July 5, 2014
Segment operating income (loss)	8,360	1,290	8,164	17,814	1,571	(2,634)	16,751
Other income (expense), net	76	-	20	96	(162)	(71)	(137)
Earnings (loss) from continuing operations before the following	8,436	1,290	8,184	17,910	1,409	(2,705)	16,614

June 29, 2013
Segment operating income (loss)	4,052	1,953	8,279	14,284	903	(1,887)	13,300
Other income (expense), net	16	(153)	12	(125)	(524)	2	(647)
Earnings (loss) from continuing operations before the following	4,068	1,800	8,291	14,159	379	(1,885)	12,653

SUNOPTA INC.	24	July 5, 2014 10-Q

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

Revenues for the quarter ended July 5, 2014 increased by 8.7% to $338,288 from $311,170 for the quarter ended June 29, 2013. Revenues in SunOpta Foods increased by 10.7% to $303,045 and revenues in Opta Minerals decreased by 5.9% to $35,243. Excluding the impact of changes including foreign exchange rates and commodity-related pricing, revenues increased 10.5% on a consolidated basis and approximately 12.6% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods was stronger demand for organic ingredients in the U.S. and Europe; and growth in consumer packaged categories including aseptic beverage products, re-sealable pouch products and retail frozen foods. At Opta Minerals, the decrease in revenues reflected lower volumes and pricing for industrial mineral products due to competitive pressures; and reduced pricing on certain steel products, though offset through higher volumes.

Gross profit increased $7,086, or 19.2%, to $44,069 for the quarter ended July 5, 2014, compared with $36,983 for the quarter ended June 29, 2013. As a percentage of revenues, gross profit for the quarter ended July 5, 2014 was 13.0% compared to 11.9% for the quarter ended June 29, 2013, an increase of 1.1%. Within SunOpta Foods, the gross profit percentage was 12.4% for the second quarter of 2014, compared with 11.5% for the second quarter of 2013, which reflected the net effect of higher margins on organic ingredient sales in the U.S. and Europe; improved performance in our sunflower operations; and an increased contribution from higher margin aseptic beverage products. These positive factors were offset by lower margins on organic feed and specialty corn sales; and weaker performance in our premium juice operations. The gross profit percentage at Opta Minerals increased to 18.5% in the second quarter of 2014, compared with 14.9% in the second quarter of 2013, primarily due to a favorable product mix of higher margin steel products relative to lower margin industrial mineral products, as well as the favorable impact of plant cost rationalizations.

Total segment operating income for the quarter ended July 5, 2014 increased by $3,451, or 25.9%, to $16,751, compared with $13,300 for the quarter ended June 29, 2013. As a percentage of revenues, segment operating income was 5.0% for the quarter ended July 5, 2014, compared with 4.3% for the quarter ended June 29, 2013. The increase in segment operating income reflected higher overall gross profit as described above, partially offset by a $2,841 increase in selling, general and administrative (“SG&A”) expenses, primarily due to the addition of a number of senior leadership resources in 2013 in connection with the operational realignment within SunOpta Foods, as well as increased headcount to support the growth of our international sourcing and supply operations. A foreign exchange loss of $546 was recorded for the quarter ended July 5, 2014, compared with a gain of $356 for the quarter ended June 29, 2013, mainly related to the impact of exchange rate movements on intercompany and third-party loan balances at Opta Minerals.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended July 5, 2014 of $137 included employee severance and other related costs. Other expense for the quarter ended June 29, 2013 of $647 included employee severance and other costs in connection with the operational realignment within SunOpta Foods and the rationalization and integration of acquired businesses by Opta Minerals.

The decrease in interest expense of $228 to $2,010 for the quarter ended July 5, 2014, compared with $2,238 for the quarter ended June 29, 2013, reflected financing costs incurred in the second quarter of 2013 related to amendments to the Opta Minerals credit agreement.

In the second quarter of 2013, we recognized an impairment loss of $21,495 on our non-core equity investment in Mascoma Corporation (“Mascoma”).

The provision for income tax for the quarter ended July 5, 2014 was $5,607, or 38.4% of earnings before taxes, compared with $3,958, or 38.0% of earnings before taxes, for the quarter ended June 29, 2013 (excluding the impairment loss on investment, for which the related deferred tax asset is considered more likely than not to be unrealized). Excluding discrete items, the annual effective income tax rate for fiscal 2014 is expected to be between 37% and 39%.

Earnings attributable to non-controlling interests for the quarter ended July 5, 2014 were $289, compared with losses of $59 for the quarter ended June 29, 2013. The $348 increase reflected higher net earnings at Opta Minerals and an improved contribution from the specialty coffee operations of a less-than-wholly-owned subsidiary.

SUNOPTA INC.	25	July 5, 2014 10-Q

Earnings from continuing operations attributable to SunOpta Inc. for the quarter ended July 5, 2014 were $8,708, compared with a loss from continuing operations of $14,979 for the quarter ended June 29, 2013 (including the $21,495 impairment loss on investment), an increase of $23,687. Diluted earnings per share from continuing operations were $0.13 for the quarter ended July 5, 2014, compared with diluted loss per share of $0.23 for the quarter ended June 29, 2013.

Loss from discontinued operations of $302 for the quarter ended June 29, 2013 reflected legal fees and interest costs in connection with arbitration proceedings related to Colorado Sun Oil Processing LLC (“CSOP”), which were settled in June 2013. CSOP was disposed of in August 2011.

On a consolidated basis, we realized earnings of $8,708 (diluted earnings per share of $0.13) for the quarter ended July 5, 2014, compared with a loss of $15,281 (diluted loss per share of $0.23) for the quarter ended June 29, 2013.

Segmented Operations Information

SunOpta Foods
For the quarter ended	July 5, 2014	June 29, 2013	Change	% Change

Revenues	$303,045	$273,708	$29,337	10.7%
Gross Margin	37,556	31,415	6,141	19.5%
Gross Margin %	12.4%	11.5%		0.9%

Operating Income	$17,814	$14,284	$3,530	24.7%
Operating Income %	5.9%	5.2%		0.7%

SunOpta Foods contributed $303,045 or 89.6% of consolidated revenue for the quarter ended July 5, 2014, compared with $273,708 or 88.0% of consolidated revenues for the quarter ended June 29, 2013, an increase of $29,337 or 10.7%. The table below explains the increase in revenue by reportable segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended June 29, 2013	$273,708
Increase in Global Sourcing and Supply	12,566
Increase in Value Added Ingredients	519
Increase in Consumer Products	16,252
Revenues for the quarter ended July 5, 2014	$303,045

Gross margin in SunOpta Foods increased by $6,141, or 19.5%, for the quarter ended July 5, 2014 to $37,556, or 12.4% of revenues, compared to $31,415, or 11.5% of revenues for the quarter ended June 29, 2013. The table below explains the increase in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the quarter ended June 29, 2013	$31,415
Increase in Global Sourcing and Supply	5,026
Increase in Value Added Ingredients	315
Increase in Consumer Products	800
Gross margin for the quarter ended July 5, 2014	$37,556

SUNOPTA INC.	26	July 5, 2014 10-Q

Operating income in SunOpta Foods increased by $3,530, or 24.7%, for the quarter ended July 5, 2014 to $17,814 or 5.9% of revenues, compared to $14,284 or 5.2% of revenues for the quarter ended June 29, 2013. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating Income for the quarter ended June 29, 2013	$14,284
Increase in gross margin, as noted above	6,141
Increase in SG&A costs	(1,465)
Increase in corporate cost allocations	(1,330)
Increase in foreign exchange gains	184
Operating Income for the quarter ended July 5, 2014	$17,814

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Sourcing and Supply
For the quarter ended	July 5, 2014	June 29, 2013	Change	% Change

Revenues	$157,466	$144,900	$12,566	8.7%
Gross Margin	17,654	12,628	5,026	39.8%
Gross Margin %	11.2%	8.7%		2.5%

Operating Income	$8,360	$4,052	$4,308	106.3%
Operating Income %	5.3%	2.8%		2.5%

Global Sourcing and Supply contributed $157,466 in revenues for the quarter ended July 5, 2014, compared to $144,900 for the quarter ended June 29, 2013, an increase of $12,566 or 8.7%. Excluding the impact of changes including foreign exchange rates and commodity-related pricing, revenues increased approximately 12.3% in Global Sourcing and Supply. The table below explains the increase in revenue:

Global Sourcing and Supply Revenue Changes
Revenues for the quarter ended June 29, 2013	$144,900
Higher volumes of organic raw materials including alternative sweeteners, chia, quinoa, fruits and vegetables	25,192
Favorable impact on euro denominated sales due to the stronger euro relative to the U.S. dollar	1,698
Lower volumes of non-GMO corn and soy	(6,508)
Reduced pricing for organic food and feed products	(5,259)
Reduced pricing for non-GMO corn, partially offset by increased pricing for non-GMO soy	(1,687)
Lower in-shell sunflower sales due to reduced exports, partially offset by higher volumes of planting seeds and agronomy products	(870)
Revenues for the quarter ended July 5, 2014	$157,466

Gross margin in Global Sourcing and Supply increased by $5,026 to $17,654 for the quarter ended July 5, 2014 compared to $12,628 for the quarter ended June 29, 2013, and the gross margin percentage increased by 2.5% to 11.2%. The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix on organic raw materials and improved sunflower processing yields, partially offset by lower pricing spread on organic feed products and specialty corn. The table below explains the increase in gross margin:

SUNOPTA INC.	27	July 5, 2014 10-Q

Global Sourcing and Supply Gross Margin Changes
Gross margin for the quarter ended June 29, 2013	$12,628
Margin impact on increased volumes of organic raw materials, partially offset by lower pricing spread on organic feed and specialty corn products	3,067
Improved sunflower processing yields and operating efficiencies, partially offset by lower contribution from sales of planting seeds	2,845
Lower volumes of non-GMO and specialty soy and corn	(886)
Gross margin for the quarter ended July 5, 2014	$17,654

Operating income in Global Sourcing and Supply increased by $4,308, or 106.3%, to $8,360 for the quarter ended July 5, 2014, compared to $4,052 for the quarter ended June 29, 2013. The table below explains the increase in operating income:

Global Sourcing and Supply Operating Income Changes
Operating income for the quarter ended June 29, 2013	$4,052
Increase in gross margin, as explained above	5,026
Increased foreign exchange gains	184
Increased SG&A, due primarily to higher compensation costs from increased headcount and short-term incentives, partially offset by decreased travel, marketing and general office spending	(443)
Increase in corporate cost allocations	(318)
Unfavorable impact on expenses due to the stronger euro relative to the U.S. dollar	(141)
Operating income for the quarter ended July 5, 2014	$8,360

Looking forward, we believe Global Sourcing and Supply is well positioned in growing natural and organic food categories. We intend to focus our efforts on (i) growing our identity preserved, non-GMO and organic sourcing and supply capabilities; (ii) leveraging our international sourcing and supply capabilities internally, and forward and backward integrating where opportunities exist; (iii) expanding our processing expertise and increasing our value-added capabilities; and (iv) expanding our international sales base via strategic relationships for procurement of product to drive incremental sales volume. Our long-term target for Global Sourcing and Supply is to achieve a segment operating margin of 4% to 5%, which assumes we are able to secure a consistent quantity and quality of natural and organic raw materials, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	28	July 5, 2014 10-Q

Value Added Ingredients
For the quarter ended	July 5, 2014	June 29, 2013	Change	% Change

Revenues	$33,562	$33,043	$519	1.6%
Gross Margin	4,631	4,316	315	7.3%
Gross Margin %	13.8%	13.1%		0.7%

Operating Income	$1,290	$1,953	$(663)	-33.9%
Operating Income %	3.8%	5.9%		-2.1%

Value Added Ingredients contributed $33,562 in revenues for the quarter ended July 5, 2014, compared to $33,043 for the quarter ended June 29, 2013, an increase of $519 or 1.6%. The table below explains the increase in revenue:

Value Added Ingredients Revenue Changes
Revenues for the quarter ended June 29, 2013	$33,043
Higher volumes of fruit ingredients	604
Lower volumes of fiber and grain-based ingredient products, partially offset by higher contract manufacturing sales	(85)
Revenues for the quarter ended July 5, 2014	$33,562

Value Added Ingredients gross margin increased by $315 to $4,631 for the quarter ended July 5, 2014 compared to $4,316 for the quarter ended June 29, 2013, and the gross margin percentage increased by 0.7% to 13.8%. The increase in gross margin as a percentage of revenue is due to improved efficiencies from higher production volumes of fruit ingredients, partially offset by higher operating costs and lower production volumes for fiber products and grain-based ingredients. The table below explains the increase in gross margin:

Value Added Ingredients Gross Margin Changes
Gross margin for the quarter ended June 29, 2013	$4,316
Higher sales volume combined with improved production efficiencies for fruit ingredients, partially offset by higher operating costs and lower production volumes for fiber products and grain-based ingredients	315
Gross margin for the quarter ended July 5, 2014	$4,631

Operating income in Value Added Ingredients decreased by $663, or 33.9%, to $1,290 for the quarter ended July 5, 2014, compared to $1,953 for the quarter ended June 29, 2013. The table below explains the decrease in operating income:

Value Added Ingredients Operating Income Changes
Operating income for the quarter ended June 29, 2013	$1,953
Increase in gross margin, as explained above	315
Increase in SG&A, primarily due to higher compensation costs including short-term incentives	(767)
Increase in corporate cost allocations	(211)
Operating income for the quarter ended July 5, 2014	$1,290

SUNOPTA INC.	29	July 5, 2014 10-Q

Looking forward, we intend to concentrate on growing Value Added Ingredient’s fiber products and fruit- and grains-based ingredients portfolios and customer base through product and process innovation and diversification. We intend to continue to introduce alternative ingredients offerings of our own and have introduced rice and cellulose fibers; a novel fiber for beverage applications; and a new specialty starch among others. We also expect to leverage our expanded aseptic fruit ingredient line at our South Gate, California facility to drive incremental volumes and cost savings. The focus of Value Added Ingredients continues to revolve around a culture of innovation and continuous improvement, to further increase capacity utilization, reduce costs, and sustain margins. Our long-term target for Value Added Ingredients is to realize segment operating margins of 8% to 10%. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An unexpected increase in input costs, increased competition, loss of key customers, an inability to introduce new products to the market, or implement our strategies and goals relating to pricing, capacity utilization or cost reductions, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

Consumer Products
For the quarter ended	July 5, 2014	June 29, 2013	Change	% Change

Revenues	$112,017	$95,765	$16,252	17.0%
Gross Margin	15,271	14,471	800	5.5%
Gross Margin %	13.6%	15.1%		-1.5%

Operating income	$8,164	$8,279	$(115)	-1.4%
Operating Income %	7.3%	8.6%		-1.3%

Consumer Products contributed $112,017 in revenues for the quarter ended July 5, 2014, compared to $95,765 for the quarter ended June 29, 2013, a $16,252 or 17.0% increase. The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenues for the quarter ended June 29, 2013	$95,765
Increased volume of aseptically packaged beverages, in particular almond beverage, private label and foodservice soymilk, dairy, as well as teas and broths	12,519
Increased sales of re-sealable pouch products	3,132
Higher volumes of private label retail frozen food offerings	1,112
Higher sales of private label snack products	665
Lower volumes of private label beverage and premium juice products	(1,176)
Revenues for the quarter ended July 5, 2014	$112,017

SUNOPTA INC.	30	July 5, 2014 10-Q

Gross margin in Consumer Products increased by $800 to $15,271 for the quarter ended July 5, 2014 compared to $14,471 for the quarter ended June 29, 2013, and the gross margin percentage decreased by 1.5% to 13.6%. The decrease in gross margin as a percentage of revenue was due to additional plant and operating costs associated with the significant growth and expansion of the aseptic and pouch businesses, as well as increased costs associated with the retrofit of our premium juice facility. The table below explains the increase in gross margin:

Consumer Products Gross Margin Changes
Gross Margin for the quarter ended June 29, 2013	$14,471
Higher volume and improved pricing for aseptically packaged beverages, private retail frozen foods and healthy snacks, partially offset by higher costs from plant expansions and lower private label beverage sales	1,675
Margin impact of outsourcing extraction activities and low production volume during the retrofit of our premium juice facility	(875)
Gross Margin for the quarter ended July 5, 2014	$15,271

Operating income in Consumer Products decreased by $115, or 1.4%, to $8,164 for the quarter ended July 5, 2014, compared to $8,279 for the quarter ended June 29, 2013. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating Income for the quarter ended June 29, 2013	$8,279
Increase in gross margin, as explained above	800
Increase in corporate cost allocations	(801)
Higher compensation related SG&A expenses	(114)
Operating Income for the quarter ended July 5, 2014	$8,164

Looking forward, we expect improvements in margins and operating income from Consumer Products through the growth of our aseptic and non-aseptic beverage, pouch, snack and frozen food offerings. We remain customer focused and continue to develop new ways to bring new value-added packaged products and processes to market, leveraging our global raw material sourcing and supply, and value-added ingredient capabilities. We expect the multi-serve and single-serve fillers installed in 2013 at our Alexandria, Minnesota and Modesto, California facilities will continue to enhance our ability to serve the non-dairy alternative beverage category, with both new and innovative packaging formats and a number of new product offerings beyond non-dairy beverages including organic dairy and nutritional beverages, and we recently announced further expansion of our Modesto operation (as described above under “Business Developments in the First Two Quarters of 2014”). We also commissioned two additional flexible re-sealable pouch filling lines at our Allentown facility during 2013, increasing our total annual filling capacity to approximately 140 million pouches. Continued new product development, innovation in healthy snacks and the expansion of our integrated juice operations, combined with increasing demand for portable nutritious fruit and grain snack offerings are expected to drive growth in this business. Long term we are targeting 12% to 14% operating margins from Consumer Products. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	31	July 5, 2014 10-Q

Opta Minerals
For the quarter ended	July 5, 2014	June 29, 2013	Change	% Change

Revenues	$35,243	$37,462	$(2,219)	-5.9%
Gross Margin	6,513	5,568	945	17.0%
Gross Margin %	18.5%	14.9%		3.6%

Operating Income	$1,571	$903	$668	74.0%
Operating Income %	4.5%	2.4%		2.1%

Opta Minerals contributed $35,243 in revenues for the quarter ended July 5, 2014, compared to $37,462 for the quarter ended June 29, 2013, a decrease of $2,219 or 5.9%. The table below explains the decrease in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended June 29, 2013	$37,462
Decreased volumes of abrasive and industrial mineral products	(3,298)
Higher volumes, partially offset by reduced pricing for steel and magnesium products	1,079
Revenues for the quarter ended July 5, 2014	$35,243

Gross margin for Opta Minerals increased by $945 to $6,513 for the quarter ended July 5, 2014 compared to $5,568 for the quarter ended June 29, 2013, and the gross margin percentage increased by 3.6% to 18.5%. The increase in gross margin as a percentage of revenue was due primarily to improved pricing along with higher plant utilization and cost reductions for industrial mineral products. The table below explains the increase in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the quarter ended June 29, 2013	$5,568
Impact of improved pricing along with higher plant utilization and cost reductions for industrial mineral products	884
Margin impact from higher volumes of steel and magnesium products, partially offset by lower pricing	61
Gross Margin for the quarter ended July 5, 2014	$6,513

Operating income for Opta Minerals increased by $668, or 74.0%, to $1,571 for the quarter ended July 5, 2014, compared to $903 for the quarter ended June 29, 2013. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating Income for the quarter ended June 29, 2013	$903
Increase in gross margin, as explained above	945
Decrease in SG&A, primarily due to lower compensation costs through the rationalization and integration of acquired businesses	594
Increase in foreign exchange losses	(871)
Operating Income for the quarter ended July 5, 2014	$1,571

SUNOPTA INC.	32	July 5, 2014 10-Q

We have identified Opta Minerals as a non-core holding. As described above under “Business Developments during the First Two Quarters of 2014”, Opta Minerals is reviewing strategic alternatives. Opta Minerals is focused on leveraging its global platform to drive expansion of existing product offerings to a wider customer base and new geographies. In addition, it continues to focus on maximizing operating efficiencies and introducing new and innovative products to the markets it serves. We own approximately 66% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

Corporate Services
For the quarter ended	July 5, 2014	June 29, 2013	Change	% Change

Operating Loss	$(2,634)	$(1,887)	$(747)	-39.6%

Operating loss at Corporate Services increased by $747 to $2,634 for the quarter ended July 5, 2014, from a loss of $1,887 for the quarter ended June 29, 2013. The table below explains the increase in operating loss:

Corporate Services Operating Income Changes
Operating Loss for the quarter ended June 29, 2013	$(1,887)
Higher compensation-related costs due to increased headcount, short-term incentives, stock-based compensation and health benefits	(1,188)
Increased IT consulting, professional fees and other general office spending	(687)
Decrease in foreign exchange gains	(202)
Increase in corporate management fees that are allocated to SunOpta operating groups	1,330
Operating Loss for the quarter ended July 5, 2014	$(2,634)

Management fees mainly consist of salaries of corporate personnel who perform back office functions for divisions, as well as costs related to the enterprise resource management system. These expenses are allocated to the groups based on (1) specific identification of allocable costs that represent a service provided to each segment and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each segment.

SUNOPTA INC.	33	July 5, 2014 10-Q

Consolidated Results of Operations for the two quarters ended July 5, 2014 and June 29, 2013

For the two quarters ended	July 5, 2014	June 29, 2013	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	602,027	520,308	81,719	15.7%
Opta Minerals	69,788	73,687	(3,899)	-5.3%
Total revenues	671,815	593,995	77,820	13.1%

Gross profit
SunOpta Foods	70,084	58,428	11,656	19.9%
Opta Minerals	11,412	12,805	(1,393)	-10.9%
Total gross profit	81,496	71,233	10,263	14.4%

Segment operating income (loss)(1)
SunOpta Foods	31,155	23,908	7,247	30.3%
Opta Minerals	2,596	3,366	(770)	-22.9%
Corporate Services	(4,916)	(3,298)	(1,618)	-49.1%
Total segment operating income	28,835	23,976	4,859	20.3%

Other expense (income), net	(1,004)	1,012	(2,016)	-199.2%
Earnings from continuing operations before the following	29,839	22,964	6,875	29.9%
Interest expense, net	4,158	3,928	230	5.9%
Impairment loss on investment	-	21,495	(21,495)	-100.0%
Provision for income taxes	10,064	7,233	2,831	39.1%
Earnings (loss) from continuing operations	15,617	(9,692)	25,309	261.1%

Earnings attributable to non-controlling interests	269	104	165	158.7%
Loss from discontinued operations, net of taxes	-	(360)	360	100.0%

Earnings (loss) attributable to SunOpta Inc.	15,348	(10,156)	25,504	251.1%

(1)

The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to note (1) to the “Consolidated Results of Operations for the quarters ended July 5, 2014 and June 29, 2013” table regarding the use of non-GAAP measures).

	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Corporate	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	Services	idated
For the two quarters ended	$	$	$	$	$	$	$
July 5, 2014
Segment operating income (loss)	11,418	3,637	16,100	31,155	2,596	(4,916)	28,835
Other income (expense), net	70	-	1,307	1,377	(281)	(92)	1,004
Earnings (loss) from continuing operations before the following	11,488	3,637	17,407	32,532	2,315	(5,008)	29,839

June 29, 2013
Segment operating income (loss)	5,725	3,953	14,230	23,908	3,366	(3,298)	23,976
Other income (expense), net	(39)	(280)	131	(188)	(762)	(62)	(1,012)
Earnings (loss) from continuing operations before the following	5,686	3,673	14,361	23,720	2,604	(3,360)	22,964

SUNOPTA INC.	34	July 5, 2014 10-Q

Revenues for the two quarters ended July 5, 2014 increased by 13.1% to $671,815 from $593,995 for the two quarters ended June 29, 2013. Revenues in SunOpta Foods increased by 15.7% to $602,027 and revenues in Opta Minerals decreased by 5.3% to $69,788. Excluding the impact of changes including foreign exchange rates and commodity-related pricing, as well as the impact of the additional week of sales in the first half of 2014, revenues increased 12.1% on a consolidated basis and 14.4% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods was stronger demand for organic ingredients in the U.S. and Europe; growth in consumer packaged categories including aseptic beverage products, resealable pouch products, and retail frozen foods; and increased value-added fruit ingredient volumes. At Opta Minerals, the decrease in revenues reflected lower volumes and pricing for industrial mineral products due to competitive pressures; reduced pricing on certain steel products, though offset through higher volumes; and weather-related slowdowns in North America in the first quarter of 2014.

Gross profit increased $10,263, or 14.4%, to $81,496 for the two quarters ended July 5, 2014, compared with $71,233 for the two quarters ended June 29, 2013. As a percentage of revenues, gross profit for the two quarters ended July 5, 2014 was 12.1% compared to 12.0% for the two quarters ended June 29, 2013, an increase of 0.1%. Within SunOpta Foods, the gross profit percentage was 11.6% for the first half of 2014, compared with 11.2% for the first half of 2013, which reflected the net effect of higher margins on organic ingredient sales in the U.S. and Europe; improved performance in our sunflower operations; and an increased contribution from higher margin aseptic beverage products. These positive factors were offset by lower margins on organic feed and specialty corn sales; weaker performance in our premium juice operations; and higher operating costs in the first quarter of 2014 due in part to adverse weather conditions in North America. The gross profit percentage at Opta Minerals declined to 16.4% in the first half of 2014, compared with 17.4% in the first half of 2013, primarily due to pricing pressures on certain steel and industrial mineral products, as well as weather-related higher operating costs in the first quarter of 2014, partially offset by the favorable impact of plant cost rationalizations.

Total segment operating income for the two quarters ended July 5, 2014 increased by $4,859, or 20.3%, to $28,835, compared with $23,976 for the two quarters ended June 29, 2013. As a percentage of revenues, segment operating income was 4.3% for the two quarters ended July 5, 2014, compared with 4.0% for the two quarters ended June 29, 2013. The increase in segment operating income reflected higher overall gross profit as described above, partially offset by a $4,468 increase in SG&A expenses, primarily due to the addition of a number of senior leadership resources in 2013 in connection with the operational realignment within SunOpta Foods, as well as increased headcount to support the growth of our international sourcing and supply operations. A foreign exchange loss of $223 was recorded for the two quarters ended July 5, 2014, compared with a gain of $941 for the quarter ended June 29, 2013, mainly related to the impact of exchange rate movements on intercompany and third-party loan balances at Opta Minerals.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other income for the two quarters ended July 5, 2014 of $1,004 included a gain of $1,373 on the settlement in the first quarter of 2014 of the earn-out related to the acquisition of Edner of Nevada, Inc. in December 2010, net of employee severance and other related costs. Other expense for the two quarters ended June 29, 2013 of $1,012 included employee severance and other costs in connection with the operational realignment within SunOpta Foods and the rationalization and integration of acquired businesses by Opta Minerals, as well as acquisition-related transaction costs.

The increase in interest expense of $230 to $4,158 for the two quarters ended July 5, 2014, compared with $3,928 for the two quarters ended June 29, 2013, reflected higher borrowings under our European credit facilities to fund the increased working capital levels of our growing international sourcing and supply operations and higher applicable interest rates on borrowings under Opta Minerals’ credit facilities, partially offset by reduced borrowings under our North American credit facilities as a result of improved operating cash flows.

In the second quarter of 2013, we recognized an impairment loss of $21,495 on our non-core equity investment in Mascoma.

The provision for income tax for the two quarters ended July 5, 2014 was $10,064, or 39.2% of earnings before taxes, compared with $7,233, or 38.0% of earnings before taxes, for the two quarters ended June 29, 2013 (excluding the impairment loss on investment, for which the related deferred tax asset is considered more likely than not to be unrealized). The increase in the effective tax rate reflected a change in the jurisdictional mix of earnings.

Earnings attributable to non-controlling interests for the two quarters ended July 5, 2014 were $269, compared with earnings of $104 for the two quarters ended June 29, 2013. The $165 increase reflected higher net earnings at Opta Minerals and an improved contribution from the specialty coffee operations of a less-than-wholly-owned subsidiary.

SUNOPTA INC.	35	July 5, 2014 10-Q

Earnings from continuing operations for the two quarters ended July 5, 2014 were $15,348, compared with a loss from continuing operations of $9,796 for the two quarters ended June 29, 2013 (including the $21,495 impairment loss on investment), an increase of $25,144. Diluted earnings per share from continuing operations were $0.23 for the two quarters ended July 5, 2014, compared with diluted loss per share of $0.15 for the two quarters ended June 29, 2013.

Loss from discontinued operations of $360 for the quarter ended June 29, 2013 reflected legal fees and interest costs in connection with arbitration proceedings related to CSOP, which were settled in June 2013. CSOP was disposed of in August 2011.

On a consolidated basis, we realized earnings of $15,348 (diluted earnings per share of $0.23) for the two quarters ended July 5, 2014, compared with a loss of $10,156 (diluted loss per share of $0.15) for the two quarters ended June 29, 2013.

Segmented Operations Information

SunOpta Foods
For the two quarters ended	July 5, 2014	June 29, 2013	Change	% Change

Revenues	$602,027	$520,308	$81,719	15.7%
Gross margin	70,084	58,428	11,656	19.9%
Gross margin %	11.6%	11.2%		0.4%

Operating income	$31,155	$23,908	$7,247	30.3%
Operating income %	5.2%	4.6%		0.6%

SunOpta Foods contributed $602,027 or 89.6% of consolidated revenue for the two quarters ended July 5, 2014, compared with $520,308 or 87.6% of consolidated revenues for the two quarters ended June 29, 2013, an increase of $81,719 or 15.7%. The table below explains the increase in revenue by reportable segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the two quarters ended June 29, 2013	$520,308
Increase in Global Sourcing and Supply	31,015
Increase in Value Added Ingredients	6,762
Increase in Consumer Products	43,942
Revenues for the two quarters ended July 5, 2014	$602,027

Gross margin in SunOpta Foods increased by $11,656, or 19.9%, for the two quarters ended July 5, 2014 to $70,084, or 11.6% of revenues, compared with $58,428, or 11.2% of revenues for the two quarters ended June 29, 2013. The table below explains the increase in gross margin by reportable segment for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the two quarters ended June 29, 2013	$58,428
Increase in Global Sourcing and Supply	7,174
Increase in Value Added Ingredients	984
Increase in Consumer Products	3,498
Gross margin for the two quarters ended July 5, 2014	$70,084

SUNOPTA INC.	36	July 5, 2014 10-Q

Operating income in SunOpta Foods increased by $7,247, or 30.3%, for the two quarters ended July 5, 2014 to $31,155 or 5.2% of revenues, compared with $23,908 or 4.6% of revenues for the two quarters ended June 29, 2013. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the two quarters ended June 29, 2013	$23,908
Increase in gross margin, as explained above	11,656
Increase in corporate cost allocations	(2,654)
Increase in SG&A costs	(1,653)
Decrease in foreign exchange gains	(102)
Operating income for the two quarters ended July 5, 2014	$31,155

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Sourcing and Supply
For the two quarters ended	July 5, 2014	June 29, 2013	Change	% Change

Revenues	$300,824	$269,809	$31,015	11.5%
Gross margin	29,613	22,439	7,174	32.0%
Gross margin %	9.8%	8.3%		1.5%

Operating income	$11,418	$5,725	$5,693	99.4%
Operating income %	3.8%	2.1%		1.7%

Global Sourcing and Supply contributed $300,824 in revenues for the two quarters ended July 5, 2014, compared to $269,809 for the two quarters ended June 29, 2013, an increase of $31,015 or 11.5%. Excluding the impact of changes including foreign exchange rates, commodity-related pricing and the additional week of sales in the first quarter of 2014, Global Sourcing and Supply’s revenues increased approximately 13.1%. The table below explains the increase in revenue:

Global Sourcing and Supply Revenue Changes
Revenues for the two quarters ended June 29, 2013	$269,809
Higher volumes of organic raw materials including alternative sweeteners, chia, quinoa, fruits and vegetables	51,375
Favorable impact on euro denominated sales due to the stronger euro relative to the U.S. dollar	2,968
Reduced pricing for organic food and feed products	(12,726)
Reduced pricing for non-GMO corn and soy	(5,591)
Lower volumes of non-GMO corn and soy	(4,554)
Lower in-shell sunflower sales due to reduced exports, partially offset by higher volumes of planting seeds and agronomy products	(457)
Revenues for the two quarters ended July 5, 2014	$300,824

SUNOPTA INC.	37	July 5, 2014 10-Q

Gross margin in Global Sourcing and Supply increased by $7,174 to $29,613 for the two quarters ended July 5, 2014 compared to $22,439 for the two quarters ended June 29, 2013, and the gross margin percentage increased by 1.5% to 9.8%. The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix on organic raw materials and improved sunflower processing yields, partially offset by lower pricing spread on organic feed products and specialty corn, as well as start-up costs related to our cocoa processing facility in the Netherlands. The table below explains the increase in gross margin:

Global Sourcing and Supply Gross Margin Changes
Gross margin for the two quarters ended June 29, 2013	$22,439
Margin impact on increased volumes of organic raw materials, partially offset by lower pricing spread on organic feed and specialty corn products	5,128
Improved sunflower processing yields and operating efficiencies, partially offset by lower contribution from sales of planting seeds	3,415
Lower volumes of non-GMO and specialty corn	(703)
Decreased margin due to start-up costs and plant inefficiencies related to our cocoa processing facility	(666)
Gross margin for the two quarters ended July 5, 2014	$29,613

Operating income in Global Sourcing and Supply increased by $5,693, or 99.4%, to $11,418 for the two quarters ended July 5, 2014, compared to $5,725 for the two quarters ended June 29, 2013. The table below explains the increase in operating income:

Global Sourcing and Supply Operating Income Changes
Operating income for the two quarters ended June 29, 2013	$5,725
Increase in gross margin, as explained above	7,174
Increased SG&A, due primarily to higher compensation costs from increased headcount and short-term incentives, partially offset by decreased travel, marketing and general office spending	(505)
Increase in corporate cost allocations	(632)
Unfavorable impact on expenses due to the stronger euro relative to the U.S. dollar	(242)
Lower foreign exchange gains	(102)
Operating income for the two quarters ended July 5, 2014	$11,418

SUNOPTA INC.	38	July 5, 2014 10-Q

Value Added Ingredients
For the two quarters ended	July 5, 2014	June 29, 2013	Change	% Change

Revenues	$71,310	$64,548	$6,762	10.5%
Gross margin	10,260	9,276	984	10.6%
Gross margin %	14.4%	14.4%		0.0%

Operating income	$3,637	$3,953	$(316)	-8.0%
Operating income %	5.1%	6.1%		-1.0%

Value Added Ingredients contributed $71,310 in revenues for the two quarters ended July 5, 2014, compared to $64,548 for the two quarters ended June 29, 2013, an increase of $6,762 or 10.5%. Excluding the additional week of sales in the first quarter of 2014, revenues increased approximately 6.3% in Value Added Ingredients. The table below explains the increase in revenue:

Value Added Ingredients Revenue Changes
Revenues for the two quarters ended June 29, 2013	$64,548
Higher volumes of fruit ingredients	6,465
Increase in contract manufacturing and fiber sales, partially offset by lower grain-based ingredient sales	297
Revenues for the two quarters ended July 5, 2014	$71,310

Value Added Ingredients gross margin increased by $984 to $10,260 for the two quarters ended July 5, 2014 compared to $9,276 for the two quarters ended June 29, 2013, and the gross margin percentage remain unchanged at 14.4%. Gross margin as a percentage of revenue was unchanged as improved efficiencies from higher production volumes of fruit ingredients were offset by higher operating costs and lower production volumes for fiber products and grain-based ingredients. The table below explains the increase in gross margin:

Value Added Ingredients Gross Margin Changes
Gross margin for the two quarters ended June 29, 2013	$9,276
Higher sales volume combined with improved production efficiencies for fruit ingredients, partially offset by higher operating costs and lower production volumes for fiber products and grain-based ingredients	984
Gross margin for the two quarters ended July 5, 2014	$10,260

Operating income in Value Added Ingredients decreased by $316, or 8.0%, to $3,637 for the two quarters ended July 5, 2014, compared to $3,953 for the two quarters ended June 29, 2013. The table below explains the decrease in operating income:

Value Added Ingredients Operating Income Changes
Operating income for the two quarters ended June 29, 2013	$3,953
Increase in gross margin, as explained above	984
Increase in SG&A, primarily due to higher compensation costs including short-term incentives	(879)
Increase in corporate cost allocations	(421)
Operating income for the two quarters ended July 5, 2014	$3,637

SUNOPTA INC.	39	July 5, 2014 10-Q

Consumer Products
For the two quarters ended	July 5, 2014	June 29, 2013	Change	% Change

Revenues	$229,893	$185,951	$43,942	23.6%
Gross margin	30,211	26,713	3,498	13.1%
Gross margin %	13.1%	14.4%		-1.3%

Operating income	$16,100	$14,230	$1,870	13.1%
Operating income %	7.0%	7.7%		-0.7%

Consumer Products contributed $229,893 in revenues for the two quarters ended July 5, 2014, compared to $185,951 for the two quarters ended June 29, 2013, an increase of $43,942 or 23.6%. Excluding the additional week of sales in the first quarter of 2014, revenues increased approximately 19.1% in Consumer Products. The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenues for the two quarters ended June 29, 2013	$185,951
Increased volume of aseptically packaged beverages, in particular almond beverage, private label and foodservice soymilk, dairy, as well as teas and broths	29,523
Increased sales of re-sealable pouch products	7,111
Higher volumes of private label retail frozen food offerings	5,205
Higher sales of private label snack products	2,103
Revenues for the two quarters ended July 5, 2014	$229,893

Gross margin in Consumer Products increased by $3,498 to $30,211 for the two quarters ended July 5, 2014 compared to $26,713 for the two quarters ended June 29, 2013, and the gross margin percentage decreased by 1.3% to 13.1%. The decrease in gross margin as a percentage of revenue was due to additional plant and operating costs associated with the significant growth and expansion of the aseptic and pouch businesses as well as increased costs associated with the retrofit of our premium juice facility. The table below explains the increase in gross margin:

Consumer Products Gross Margin Changes
Gross margin for the two quarters ended June 29, 2013	$26,713
Higher volume and improved pricing for aseptically packaged beverages, private retail frozen foods and healthy snacks, partially offset by higher costs from plant expansions	4,745
Margin impact of outsourcing extraction activities and low production volume during the retrofit of our premium juice facility	(1,247)
Gross margin for the two quarters ended July 5, 2014	$30,211

SUNOPTA INC.	40	July 5, 2014 10-Q

Operating income in Consumer Products increased by $1,870, or 13.1%, to $16,100 for the two quarters ended July 5, 2014, compared to $14,230 for the two quarters ended June 29, 2013. The table below explains the increase in operating income:

Consumer Products Operating Income Changes
Operating income for the two quarters ended June 29, 2013	$14,230
Increase in gross margin, as explained above	3,498
Increase in corporate cost allocations	(1,601)
Higher other SG&A expenses	(27)
Operating income for the two quarters ended July 5, 2014	$16,100

Opta Minerals
For the two quarters ended	July 5, 2014	June 29, 2013	Change	% Change

Revenues	$69,788	$73,687	$(3,899)	-5.3%
Gross margin	11,412	12,805	(1,393)	-10.9%
Gross margin %	16.4%	17.4%		-1.0%

Operating income	$2,596	$3,366	$(770)	-22.9%
Operating income %	3.7%	4.6%		-0.9%

Opta Minerals contributed $69,788 in revenues for the two quarters ended July 5, 2014, compared to $73,687 for the two quarters ended June 29, 2013, a decrease of $3,899 or 5.3%. The table below explains the decrease in revenue:

Opta Minerals Revenue Changes
Revenues for the two quarters ended June 29, 2013	$73,687
Decreased volumes of abrasive and industrial mineral products	(4,749)
Higher volumes, partially offset by reduced pricing for steel and magnesium products	850
Revenues for the two quarters ended July 5, 2014	$69,788

Gross margin for Opta Minerals decreased by $1,393 to $11,412 for the two quarters ended July 5, 2014 compared to $12,805 for the two quarters ended June 29, 2013, and the gross margin percentage decreased by 1.0% to 16.4%. The decrease in gross margin as a percentage of revenue was due to competitive pricing on steel and magnesium products and higher operating costs due in part to adverse weather conditions in North America during the first quarter of 2014. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the two quarters ended June 29, 2013	$12,805
Impact of lower pricing for steel and magnesium products, partially offset by increased volumes	(1,216)
Impact of lower volumes of abrasive and industrial mineral products due in part to adverse weather conditions in North America, partially offset by improved plant utilization and cost reductions	(177)
Gross margin for the two quarters ended July 5, 2014	$11,412

SUNOPTA INC.	41	July 5, 2014 10-Q

Operating income for Opta Minerals decreased by $770, or 22.9%, to $2,596 for the two quarters ended July 5, 2014, compared to $3,366 for the two quarters ended June 29, 2013. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating income for the two quarters ended June 29, 2013	$3,366
Decrease in gross margin, as explained above	(1,393)
Decrease in SG&A, primarily due to lower compensation costs through the rationalization and integration of acquired businesses	1,347
Increase in foreign exchange losses	(724)
Operating income for the two quarters ended July 5, 2014	$2,596

Corporate Services
For the two quarters ended	July 5, 2014	June 29, 2013	Change	% Change

Operating loss	$(4,916)	$(3,298)	$(1,618)	-49.1%

Operating loss at Corporate Services increased by $1,618 to $4,916 for the two quarters ended July 5, 2014, from a loss of $3,298 for the two quarters ended June 29, 2013. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended June 29, 2013	$(3,298)
Higher compensation-related costs due to increased headcount, short-term incentives, stock-based compensation and health benefits	(2,649)
Increased IT consulting, professional fees and other general office spending	(1,279)
Decrease in foreign exchange gains	(344)
Increase in corporate management fees that are allocated to SunOpta operating groups	2,654
Operating loss for the two quarters ended July 5, 2014	$(4,916)

SUNOPTA INC.	42	July 5, 2014 10-Q

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

  Existing cash and cash equivalents;

  Available operating lines of credit;

  Cash flows generated from operating activities;

  Cash flows generated from the exercise, if any, of stock options or warrants during the year;

  Potential additional long-term financing, including the offer and sale of debt and/or equity securities; and

  Potential sales of non-core divisions, or assets.

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

On September 25, 2012, The Organic Corporation (“TOC”) and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provides for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. The revolving credit facility and pre-settlement facility are due on demand with no set maturity date, and the credit limit can be extended or adjusted based on the needs of the business and upon approval of the lenders. On May 23, 2014, the lenders increased the amount available under the revolving credit facility to €51,000 until July 31, 2014. On July 24, 2014, the lenders further increased the amount available under the revolving credit facility to €54,000 until September 30, 2014. These facilities support the global sourcing, supply and processing capabilities of TOC. In addition, on April 29, 2014, a subsidiary of TOC entered into an amended revolving credit facility agreement to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. Borrowings under this facility are repayable in full on April 30, 2015.

On May 8, 2014, Opta Minerals amended and extended its credit agreement dated May 18, 2012, which provides for a Cdn $20,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility now matures on August 14, 2015, with the outstanding principal amount repayable in full on the maturity date. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312. Opta Minerals may be required to make additional repayments on the non-revolving term credit facility if certain financial covenants are not met. The non-revolving term credit facility matures on May 18, 2017, with the remaining outstanding principal amount repayable in full on the maturity date. These credit facilities are specific to the operations of Opta Minerals; are standalone and separate from facilities used to finance our core food operations; and are without recourse to SunOpta Inc. Also on May 8, 2014, certain financial covenants under the Opta Minerals credit agreement were amended for the quarterly periods ending June 30, 2014 through September 30, 2015. Opta Minerals was in compliance with all its financial covenants as at June 30, 2014.

We have an effective registration statement on file with the U.S. Securities and Exchange Commission, pursuant to which we may offer up to $200,000 of debt, equity and other securities. We also have a prospectus on file with Canadian securities regulators covering the offer and sale of up to $200,000 of debt, equity and other securities. While the U.S. registration statement and the Canadian prospectus could be used by us for a public offering of debt, equity or other securities to raise additional capital, our ability to conduct any such future offerings will be subject to market conditions.

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

SUNOPTA INC.	43	July 5, 2014 10-Q

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be limited.

Cash Flows

Cash flows for the quarter ended July 5, 2014

Net cash and cash equivalents increased $90 in the second quarter of 2014 to $6,727 as at July 5, 2014, compared with $6,637 at April 5, 2014, which primarily reflected operating cash flows of $33,182 and cash proceeds on the exercise of employee stock options of $1,582, mostly offset by the following uses of cash:

  net repayments under our credit facilities of $29,094;

  capital expenditures of $4,063, primarily related to expansion of our premium juice and aseptic production facilities and expansion of storage capacity at our Bulgarian grains handling and processing facility, operated as the Organic Land Corporation (“OLC”); and

  net repayments of long-term debt of $1,435.

Cash provided by operating activities of continuing operations was $33,182 in the second quarter of 2014, compared with $28,477 in the second quarter of 2013, an increase of $4,705, reflecting the improved year-over-year operating performance within SunOpta Foods. Cash used in operating activities related to discontinued operation of $4,570 in the second quarter of 2013 mainly related to cash paid in connection with the CSOP arbitration settlement.

Cash used in investing activities of continuing operations declined by $11,400 to $4,098 in the second quarter of 2014, compared with $15,498 in the second quarter of 2013, mainly due to a decrease in capital expenditures of $10,020, reflecting higher spending in the second quarter of 2013 related to an expansion of our aseptic processing and packaging operations, construction of our cocoa processing facility and expansion of production capabilities at OLC.

Cash used in financing activities of continuing operations was $28,928 in the second quarter of 2014, compared with $8,768 in the second quarter of 2013, an increase of $20,160, which mainly reflected a $21,237 increase in net repayments under our credit facilities, due primarily to reduced capital spending and higher operating cash flows in the second quarter of 2014, compared with the second quarter of 2013.

Cash flows for the two quarters ended July 5, 2014

Net cash and cash equivalents decreased $1,810 in the first half of 2014 to $6,727 as at July 5, 2014, compared with $8,537 at December 28, 2013, which primarily reflected the following uses of cash:

  net repayments under our credit facilities of $13,565;

  capital expenditures of $7,287, primarily related to expansion of our premium juice and aseptic production facilities, expansion of storage capacity at our Bulgarian grains handling and processing facility and completion of our cocoa processing facility in the Netherlands; and

  net repayments of long-term debt of $2,946.

These uses of cash were mostly offset by operating cash flows of $20,586 and cash proceeds on the exercise of employee stock options of $2,247.

Cash provided by operating activities of continuing operations was $20,586 in the first half of 2014, compared with $21,758 in the first half of 2013, a decrease of $1,172, reflecting an increase in working capital levels in the first half of 2014 to support the operating growth within SunOpta Foods. Cash used in operating activities related to discontinued operations in the first half of 2013 of $4,608 mainly related to cash paid in connection with the CSOP arbitration settlement.

Cash used in investing activities of continuing operations declined by $19,673 to $8,043 in the first half of 2014, compared with $27,716 in the first half of 2013, mainly due to a decrease in capital expenditures of $14,689, reflecting higher spending in the second quarter of 2013 related to an expansion of our aseptic processing and packaging operations, construction of our cocoa processing facility, expansion of production capabilities at OLC and expansion of our grains milling and roasting capacity. Also contributing to the year-over-year decline in cash used in investing activities was net cash paid of $3,828 to acquire OLC in the first half of 2013.

SUNOPTA INC.	44	July 5, 2014 10-Q

Cash used in financing activities of continuing operations was $14,343 in the first half of 2014, compared with cash provided of $10,289 in the first half of 2013, an increase in cash used of $24,632, which mainly reflected net repayments under our credit facilities of $13,565 in the first half of 2014, compared with net borrowings of $12,782 in the first half of 2013, reflecting reduced capital and business acquisition spending in the first half of 2014, compared with the first half of 2013, as well as higher year-over-year operating cash flows.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

Other than the amendments to the European and Opta Minerals credit agreements described above under “Liquidity and Capital Resources”, there have been no material changes outside the normal course of business in our contractual obligations since December 28, 2013.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 5, 2014.

SUNOPTA INC.	45	July 5, 2014 10-Q

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended July 5, 2014. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended July 5, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	46	July 5, 2014 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of legal proceedings, see note 12 to the interim consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 28, 2013. Other than described below, there have been no material changes to the previously-reported risk factors as of the date of this quarterly report. All of such previously reported risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company. The following disclosures are in addition to previously reported risk factors.

The Company Does Not Currently Intend to Pay any Cash Dividends on its Common Shares in the Foreseeable Future; Therefore, the Company’s Shareholders May Not be Able to Receive a Return on their Common Shares Until They Sell Them

The Company has never paid or declared any cash dividends on its common shares. The Company does not anticipate paying any cash dividends on its common shares in the foreseeable future because, among other reasons, the Company currently intends to retain any future earnings to finance its business. The future payment of dividends will be dependent on factors such as cash on hand and achieving profitability, the financial requirements to fund growth, the Company’s general financial condition and other factors the board of directors of the Company may consider appropriate in the circumstances. Until the Company pays dividends, which it may never do, its shareholders will not be able to receive a return on their common shares unless they sell them.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	47	July 5, 2014 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 13, 2014	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	48	July 5, 2014 10-Q

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014.

31.1	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SUNOPTA INC.	49	July 5, 2014 10-Q