Form 10-Q
period 2014-10-04
SunOpta Inc.
filed 2014-11-12
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 4, 2014

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

Yes [_]      No [X]

The number of the registrant’s common shares outstanding as of November 7, 2014 was 67,037,866.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended October 4, 2014

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at October 4, 2014, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.1259 and $1.00 = €0.7992. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

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

SUNOPTA INC.	2	October 4, 2014 10-Q

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

SUNOPTA INC.	3	October 4, 2014 10-Q

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

Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (“Form 10-K”). For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read the “Risk Factors” section at Item 1A of the Form 10-K and Item 1A of this report.

SUNOPTA INC.	4	October 4, 2014 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	October 4, 2014	September 28, 2013	October 4, 2014	September 28, 2013
	$	$	$	$

Revenues	318,545	302,723	990,360	896,718

Cost of goods sold	280,811	271,240	871,130	794,002

Gross profit	37,734	31,483	119,230	102,716

Selling, general and administrative expenses	24,608	20,678	74,826	66,428
Intangible asset amortization	1,028	1,180	3,248	3,628
Other expense (income), net (note 9)	98	787	(906)	1,799
Goodwill impairment	-	3,552	-	3,552
Foreign exchange gain	(600)	(211)	(377)	(1,152)

Earnings from continuing operations before the following	12,600	5,497	42,439	28,461

Interest expense, net	1,970	1,957	6,128	5,885
Impairment loss on investment (note 6)	8,441	-	8,441	21,495

Earnings from continuing operations before income taxes	2,189	3,540	27,870	1,081

Provision for income taxes	2,416	1,343	12,480	8,576

Earnings (loss) from continuing operations	(227)	2,197	15,390	(7,495)

Loss from discontinued operations, net of income taxes (note 3)	-	-	-	(360)

Earnings (loss)	(227)	2,197	15,390	(7,855)

Earnings (loss) attributable to non-controlling interests	157	(716)	426	(612)

Earnings (loss) attributable to SunOpta Inc.	(384)	2,913	14,964	(7,243)

Earnings (loss) per share – basic (note 10)
- from continuing operations	(0.01)	0.04	0.22	(0.10)
- from discontinued operations	-	-	-	(0.01)
	(0.01)	0.04	0.22	(0.11)

Earnings (loss) per share – diluted (note 10)
- from continuing operations	(0.01)	0.04	0.22	(0.10)
- from discontinued operations	-	-	-	(0.01)
	(0.01)	0.04	0.22	(0.11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	October 4, 2014 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	October 4, 2014	September 28, 2013	October 4, 2014	September 28, 2013
	$	$	$	$

Earnings (loss) from continuing operations	(227)	2,197	15,390	(7,495)
Loss from discontinued operations, net of income taxes	-	-	-	(360)
Earnings (loss)	(227)	2,197	15,390	(7,855)

Currency translation adjustment	(3,656)	1,616	(4,126)	1,108
Change in fair value of interest rate swap, net of taxes (note 4)	46	(66)	10	154
Other comprehensive income (loss), net of income taxes	(3,610)	1,550	(4,116)	1,262

Comprehensive earnings (loss)	(3,837)	3,747	11,274	(6,593)

Comprehensive earnings (loss) attributable to non-controlling interests	20	(637)	368	(341)

Comprehensive earnings (loss) attributable to SunOpta Inc.	(3,857)	4,384	10,906	(6,252)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	October 4, 2014 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at October 4, 2014 and December 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

	October 4, 2014	December 28, 2013
	$	$

ASSETS
Current assets
Cash and cash equivalents (note 11)	7,429	8,537
Accounts receivable	136,662	109,917
Inventories (note 5)	240,122	274,286
Prepaid expenses and other current assets	21,458	16,067
Current income taxes recoverable	3,541	6,116
Deferred income taxes	3,809	4,806
	413,021	419,729

Investment (note 6)	4,780	12,350
Property, plant and equipment	150,677	158,073
Goodwill	52,566	53,673
Intangible assets	42,744	47,991
Deferred income taxes	11,835	12,565
Other assets	1,896	1,554

	677,519	705,935

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	108,186	141,853
Accounts payable and accrued liabilities	122,462	129,829
Customer and other deposits	4,249	3,408
Income taxes payable	999	2,564
Other current liabilities	7,760	2,114
Current portion of long-term debt (note 7)	5,916	6,354
Current portion of long-term liabilities	257	1,034
	249,829	287,156

Long-term debt (note 7)	36,671	42,654
Long-term liabilities	1,649	3,072
Deferred income taxes	29,604	30,441
	317,753	363,323

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized,
67,040,176 shares issued (December 28, 2013 - 66,527,691)	190,318	186,376
Additional paid-in capital	21,261	19,323
Retained earnings	131,172	116,208
Accumulated other comprehensive income (loss)	(661)	3,397
	342,090	325,304
Non-controlling interests	17,676	17,308
Total equity	359,766	342,612

	677,519	705,935

Commitments and contingencies (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	October 4, 2014 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-
			paid-in	Retained	prehensive	Non-controlling
	Common shares		capital	earnings	income (loss)	interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2013	66,528	186,376	19,323	116,208	3,397	17,308	342,612

Employee stock purchase plan	44	470	-	-	-	-	470
Exercise of options	468	3,472	(946)	-	-	-	2,526
Stock-based compensation	-	-	2,884	-	-	-	2,884
Earnings from continuing operations	-	-	-	14,964	-	426	15,390
Currency translation adjustment	-	-	-	-	(4,065)	(61)	(4,126)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	7	3	10

Balance at October 4, 2014	67,040	190,318	21,261	131,172	(661)	17,676	359,766

					Accumulated
			Additional		other com-
			paid-in	Retained	prehensive	Non-controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2012	66,007	183,027	16,855	124,732	1,537	17,384	343,535

Employee stock purchase plan	64	419	-	-	-	-	419
Exercise of options	389	2,455	(839)	-	-	-	1,616
Stock-based compensation	-	-	2,422	-	-	-	2,422
Earnings from continuing operations	-	-	-	(6,883)	-	(612)	(7,495)
Loss from discontinued operations, net of income taxes	-	-	-	(360)	-	-	(360)
Currency translation adjustment	-	-	-	-	889	219	1,108
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	102	52	154

Balance at September 28, 2013	66,460	185,901	18,438	117,489	2,528	17,043	341,399

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	October 4, 2014 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	October 4, 2014	September 28, 2013	October 4, 2014	September 28, 2013
	$	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Earnings (loss)	(227)	2,197	15,390	(7,855)
Loss from discontinued operations	-	-	-	(360)
Earnings (loss) from continuing operations	(227)	2,197	15,390	(7,495)

Items not affecting cash:
Depreciation and amortization	5,962	5,494	17,748	16,343
Stock-based compensation	1,079	881	2,884	2,422
Unrealized loss on derivative instruments (note 4)	1,802	1,950	2,021	2,892
Deferred income taxes	(988)	(1,747)	890	(242)
Impairment loss on investment (note 6)	8,441	-	8,441	21,495
Gain on sale of assets (note 9)	(1,018)	-	(1,018)	-
Fair value of contingent consideration (note 9)	-	-	(1,373)	-
Impairment of long-lived assets	505	310	505	310
Goodwill impairment	-	3,552	-	3,552
Other	191	(766)	7	(663)
Changes in non-cash working capital, net of businesses acquired (note 11)	2,253	(1,862)	(6,909)	(6,847)
Net cash flows from operations - continuing operations	18,000	10,009	38,586	31,767
Net cash flows from operations - discontinued operations	-	-	-	(4,608)
	18,000	10,009	38,586	27,159

Investing activities
Purchases of property, plant and equipment	(5,258)	(10,797)	(12,545)	(32,773)
Increase in long-term investment (note 6)	(871)	-	(871)	-
Payment of contingent consideration (note 4)	-	-	(800)	(1,074)
Proceeds from sale of assets (note 9)	5,688	-	5,688	-
Acquisitions of businesses, net of cash acquired (note 2)	-	-	-	(3,828)
Decrease in restricted cash	-	6,495	-	6,495
Other	41	342	85	(496)
Net cash flows from investing activities - continuing operations	(400)	(3,960)	(8,443)	(31,676)

Financing activities
Increase (decrease) under line of credit facilities (note 7)	(15,973)	(4,928)	(29,538)	7,854
Borrowings under long-term debt (note 7)	-	142	210	486
Repayment of long-term debt (note 7)	(1,502)	(1,677)	(4,658)	(5,697)
Proceeds from the issuance of common shares	749	804	2,996	2,035
Other	(75)	(77)	(154)	(125)
Net cash flows from financing activities - continuing operations	(16,801)	(5,736)	(31,144)	4,553

Foreign exchange gain (loss) on cash held in a foreign currency	(97)	46	(107)	(57)

Increase (decrease) in cash and cash equivalents in the period	702	359	(1,108)	(21)

Cash and cash equivalents - beginning of the period	6,727	6,460	8,537	6,840

Cash and cash equivalents - end of the period	7,429	6,819	7,429	6,819

Supplemental cash flow information (note 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company operates in two industry segments, the largest being SunOpta Foods, which consists of three reportable segments—Global Sourcing and Supply, Value Added Ingredients, and Consumer Products—that operate in the natural, organic and specialty food sectors and utilize an integrated business model to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66% of Opta Minerals Inc. (“Opta Minerals”) as at October 4, 2014 and December 28, 2013, on a non-dilutive basis. Opta Minerals is a vertically integrated provider of custom process solutions and industrial mineral products for use primarily in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries. As at October 4, 2014 and December 28, 2013, the Company also had an approximate 19% equity ownership position in Mascoma Corporation (“Mascoma”), on a non-dilutive basis. Mascoma is an innovative company leveraging internally developed technologies to drive bioconversion of biomass for petroleum replacements.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended October 4, 2014 are not necessarily indicative of the results that may be expected for the full year ending January 3, 2015 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 28, 2013. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013.

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

SUNOPTA INC.	10	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
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

SUNOPTA INC.	11	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of October 4, 2014 and December 28, 2013:

		October 4, 2014
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	5,077	309	4,768	-
	Unrealized long-term derivative asset	31	-	31	-
	Unrealized short-term derivative liability	(7,307)	-	(7,307)	-
	Unrealized long-term derivative liability	(187)	-	(187)	-
(b)	Inventories carried at market(2)	2,468	-	2,468	-
(c)	Interest rate swaps(3)	(296)	-	(296)	-
(d)	Forward foreign currency contracts(4)	1,226	-	1,226	-
(e)	Contingent consideration(5)	(318)	-	-	(318)

		December 28, 2013
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	1,459	284	1,175	-
	Unrealized long-term derivative asset	29	-	29	-
	Unrealized short-term derivative liability	(1,841)	-	(1,841)	-
	Unrealized long-term derivative liability	(12)	-	(12)	-
(b)	Inventories carried at market(2)	11,836	-	11,836	-
(c)	Interest rate swaps(3)	(311)	-	(311)	-
(d)	Forward foreign currency contracts(4)	(371)	-	(371)	-
(e)	Contingent consideration(5)	(2,671)	-	-	(2,671)

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

SUNOPTA INC.	12	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended October 4, 2014, the Company recognized a gain of $1,802 (September 28, 2013 – loss of $1,950) and for the three quarters ended October 4, 2014, the Company recognized a loss of $2,021 (September 28, 2013 – loss of $2,892) related to changes in the fair value of these derivatives.

At October 4, 2014, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	1,714	1,804
Forward commodity sale contracts	(1,419)	(1,709)
Commodity futures contracts	(375)	(245)

In addition, as at October 4, 2014, the Company also had open forward contracts to sell 167 lots of cocoa and 26 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at October 4, 2014, the Company had 78,549 bushels of commodity corn and 137,715 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

As at October 4, 2014, Opta Minerals held interest rate swaps with a notional value of Cdn $38,250 to pay fixed rates of 1.85% to 2.02%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until May 2017. The net notional value decreases in accordance with the quarterly principal repayments on Opta Minerals’ non-revolving term credit facility (see note 7).

At each period end, the Company calculates the marked-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of these derivative instruments are included on the consolidated statements of comprehensive earnings. For the quarter ended October 4, 2014, the Company recognized a $62 gain (September 28, 2013 – loss of $90), net of income tax expense of $16 (September 28, 2013 – income tax benefit of $24) and for the three quarters ended October 4, 2014, the Company recognized a $15 gain (September 28, 2013 – gain of $208), net of income tax expense of $5 (September 28, 2013 – income tax expense of $54) related to changes in the fair value of these derivatives.

SUNOPTA INC.	13	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at October 4, 2014, the Company had open forward foreign exchange contracts with a notional value of €15,387 ($20,520). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended October 4, 2014, the Company recognized a gain of $1,038 (September 28, 2013 – loss of $429) and for the three quarters ended October 4, 2014, the Company recognized a gain of $1,597 (September 28, 2013 – loss of $38) related to changes in the fair value of these derivatives.

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. For the three quarters ended October 4, 2014, the change in the fair value of the contingent consideration liability reflected a payment of $800 and a fair value adjustment of $1,373 (see note 9) in connection with the settlement of remaining earn- out related to the acquisition Edner of Nevada, Inc. (“Edner”) on December 14, 2010.

5. Inventories

	October 4, 2014	December 28, 2013
	$	$
Raw materials and work-in-process	164,826	177,407
Finished goods	70,431	77,984
Company-owned grain	10,121	23,773
Inventory reserves	(5,256)	(4,878)
	240,122	274,286

6. Investment

During the second quarter of 2013, the Company recorded an other-than-temporary impairment loss of $21,495 to write down the carrying value of its investment in equity and debt securities of Mascoma to an estimated fair value of $12,350, attributable to shares of preferred stock fair valued at $11,850 and a convertible subordinated note fair valued at $500. On August 29, 2014, the Company invested an additional $871 in a convertible subordinated note issued by Mascoma, which increased the carrying value of the Company’s total investment in Mascoma to $13,221.

On October 31, 2014, Mascoma completed the sale of its yeast business in exchange for cash and certain royalty rights based on future sales of the yeast products by the purchaser. The Company estimated that the carrying value of its investment in shares of preferred stock and other equity securities of Mascoma was fully impaired and that the impairment was other-than-temporary. The Company also estimated that the fair value of its investment in the convertible subordinated notes of Mascoma was $4,780, including the value ascribed to certain accelerated payment features embedded in the notes that would result in a maximum payout to the Company of approximately $5,100 plus accrued interest thereon. As a result, the Company recorded an other-than-temporary impairment loss of $8,441 on the consolidated statement of operations for the quarter ended October 4, 2014, to write down the carrying value of its investment in equity and debt securities of Mascoma from $13,221 to $4,780.

SUNOPTA INC.	14	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

7. Bank Indebtedness and Long-Term Debt

	October 4, 2014	December 28, 2013
	$	$
Bank indebtedness:
North American credit facilities(1)	35,169	64,382
European credit facilities(2)	57,706	61,892
Opta Minerals revolving term credit facility(3)	15,311	15,579
	108,186	141,853

Long-term debt:
Opta Minerals non-revolving term credit facility(3)	37,117	42,253
Lease obligations	5,331	6,444
Other	139	311
	42,587	49,008
Less: current portion	5,916	6,354
	36,671	42,654

(1)	North American credit facilities

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

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at October 4, 2014, the weighted-average interest rate on the facilities was 2.15%.

The facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, excluding Opta Minerals and The Organic Corporation (“TOC”).

(2)	European credit facilities

The European credit facilities support the global sourcing, supply and processing capabilities of the international operations of Global Sourcing and Supply.

On September 25, 2012, TOC and certain of its subsidiaries entered into a credit facilities agreement with two lenders, which provided for a €45,000 revolving credit facility covering working capital needs and a €3,000 pre-settlement facility covering currency hedging requirements. On May 23, 2014, the lenders increased the amount available under the revolving credit facility to €51,000 until July 31, 2014. On July 24, 2014, the lenders further increased the amount available under the revolving credit facility to €54,000 until September 30, 2014. As of October 4, 2014 and December 28, 2013, €45,098 ($56,427) and €42,661 ($58,616), respectively, of this facility had been utilized. The revolving credit facility was secured by the working capital of TOC and certain of its subsidiaries. The revolving credit facility and pre- settlement facility were due on demand with no set maturity date. Interest costs under the facilities accrued based on either a loan margin of 1.75% or an overdraft margin of 1.85% plus the cost of funds as set by each of the lenders on a periodic basis.

SUNOPTA INC.	15	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

On October 14, 2014, TOC and certain of the Company’s other subsidiaries entered into a new multipurpose facilities agreement (see note 14), which replaced the existing credit facilities described above.

On April 29, 2014, a subsidiary of TOC amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2015. As of October 4, 2014 and December 28, 2013, €1,023 ($1,279) and €2,385 ($3,276), respectively, was borrowed under this facility.

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

Interest on the borrowings under these facilities accrues at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 5.50% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non- revolving term credit facility (see note 4). As at September 30, 2014, the weighted-average interest rate on the credit facilities was 6.51%, after taking into account the related interest rate hedging activities.

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals, and are without recourse to SunOpta Inc.

On May 8, 2014, certain financial covenants under the Opta Minerals credit agreement were amended for the quarterly periods ending June 30, 2014 through September 30, 2015. Opta Minerals was in compliance with all its financial covenants as at September 30, 2014.

SUNOPTA INC.	16	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

8. Stock-Based Compensation

Under the Company’s 2013 Stock Incentive Plan, the Company may grant a variety of stock-based awards including stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) to selected employees and directors of the Company.

Stock Options

For the three quarters ended October 4, 2014, the Company granted 423,778 options to employees that vest ratably on each of the first through fifth anniversaries of the grant date and expire on the tenth anniversary of the grant date. The weighted-average grant-date fair value of these options was $6.91, which is recognized on a straight-line basis over the five-year vesting period based on the number of stock options expected to vest.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of the stock options granted:

Exercise price	$11.65
Dividend yield	0%
Expected volatility	61.0%
Risk-free interest rate	2.2%
Expected life of options (in years)	6.5

Restricted Stock Units and Performance Share Units

For the three quarters ended October 4, 2014, the Company granted 72,173 RSUs and 102,167 PSUs to certain employees and directors of the Company.

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

Each vested RSU and PSU will be settled through the issuance of common shares of the Company and are therefore treated as equity awards.

SUNOPTA INC.	17	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Other Expense (Income), Net

The components of other expense (income) are as follows:

	Quarter ended		Three quarters ended
	October 4, 2014	September 28, 2013	October 4, 2014	September 28, 2013
	$	$	$	$
Gain on sale of assets(1)	(1,018)	-	(1,018)	-
Fair value of contingent consideration(2)	-	-	(1,373)	-
Severance and other rationalization costs(3)	330	522	516	1,390
Impairment of long-lived assets(4)	505	310	505	310
Acquisition-related transaction costs	-	-	-	127
Other	281	(45)	464	(28)
	98	787	(906)	1,799

(1)	Gain on sale of assets

During the quarter ended October 4, 2014, the Company completed the sales of its Fargo, North Dakota, and Goodland/Edson, Kansas, sunflower production and storage facilities as part of a rationalization of its North American sunflower operations. These rationalization efforts are intended to lower the overall cost structure of the sunflower operations and improve production capacity utilization. The Company received total cash consideration of $5,688 and recognized a gain on sale of these facilities of $1,018 in the aggregate. These facilities were included in Global Sourcing and Supply.

(2)	Fair value of contingent consideration

For the three quarters ended October 4, 2014, the Company recorded a gain of $1,373 in connection with the settlement of the remaining earn-out related to the acquisition of Edner.

(3)	Severance and other rationalization costs

For the quarter and three quarters ended October 4, 2014, employee severance and other costs included costs incurred by the Company in connection with the closure and sale of the Goodland and Edson sunflower facilities.

For the quarter and three quarters ended September 28, 2013, employee severance and other costs included costs incurred by the Company in connection with the operational realignment within SunOpta Foods (see note 13), as well as the idling of the Fargo sunflower facility. In addition, Opta Minerals incurred severance and other costs in connection with the rationalization and integration of WGI Heavy Metals, Incorporated, which was acquired in August 2012.

(4)	Impairment of long-lived assets

For the quarter and three quarters ended October 4, 2014, Opta Minerals wrote down the carrying value of certain property, plant and equipment in connection with the closure of one its abrasive minerals plants. The impairment loss was determined based on the estimated proceeds from the sale of the assets less related dismantling and disposal costs.

For the quarter and three quarters ended September 28, 2013, Opta Minerals wrote off the carrying amounts of certain intangible assets related to long-term licensing agreements that were determined not to be recoverable, due to a decline in the cash flows generated under these arrangements.

SUNOPTA INC.	18	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

10. Earnings Per Share

Earnings (loss) per share are calculated as follows:

	Quarter ended		Three quarters ended
	October 4, 2014	September 28, 2013	October 4, 2014	September 28, 2013
Earnings (loss) from continuing operations attributable to SunOpta Inc.	$(384)	$2,913	$14,964	$(6,883)
Loss from discontinued operations, net of income taxes	-	-	-	(360)
Earnings (loss) attributable to SunOpta Inc.	$(384)	$2,913	$14,964	$(7,243)

Basic weighted-average number of shares outstanding	66,918,863	66,369,141	66,763,931	66,221,286
Dilutive potential of the following:
Employee/director stock options and RSUs	1,213,279	1,389,346	985,768	1,017,574
Warrants	554,245	411,705	523,871	349,820
Diluted weighted-average number of shares outstanding	68,686,387	68,170,192	68,273,570	67,588,680

Earnings (loss) per share - basic:
- from continuing operations	$(0.01)	$0.04	$0.22	$(0.10)
- from discontinued operations	-	-	-	(0.01)
	$(0.01)	$0.04	$0.22	$(0.11)
Earnings (loss) per share - diluted:
- from continuing operations	$(0.01)	$0.04	$0.22	$(0.10)
- from discontinued operations	-	-	-	(0.01)
	$(0.01)	$0.04	$0.22	$(0.11)

For the quarter ended October 4, 2014, stock options to purchase 50,500 (September 28, 2013 - 24,000) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect. For the three quarters ended October 4, 2014, stock options to purchase 50,500 (September 28, 2013 - 144,000) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

For the quarter ended October 4, 2014 and for the three quarters ended September 28, 2013, all potential dilutive common shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.

SUNOPTA INC.	19	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Supplemental Cash Flow Information

	Quarter ended		Three quarters ended
	October 4, 2014	September 28, 2013	October 4, 2014	September 28, 2013
	$	$	$	$

Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(5,011)	572	(27,989)	(6,869)
Inventories	9,368	1,847	27,815	7,351
Income tax recoverable	(387)	942	1,010	1,313
Prepaid expenses and other current assets	574	1,649	(2,208)	3,415
Accounts payable and accrued liabilities	(2,644)	(3,605)	(6,368)	(13,183)
Customer and other deposits	353	(3,267)	831	1,126
	2,253	(1,862)	(6,909)	(6,847)

As at October 4, 2014, cash and cash equivalents included $3,907 (December 28, 2013 - $4,084) that was specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

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

13. Segmented Information

In the fourth quarter of 2013, the Company implemented changes to its organizational structure to align and focus the operations of SunOpta Foods on three key “go-to-market” categories: raw material sourcing and supply; value-added ingredients; and consumer-packaged products. Consequently, the Company realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to the Company’s Chief Executive Officer. The Company believes this operational structure better aligns with SunOpta Foods’ integrated “field-to-table” business model and product portfolio. The segment information presented below for the quarter and three quarters ended September 28, 2013 has been restated to reflect the realigned operating segments of SunOpta Foods. The Opta Minerals operating segment remained unchanged.

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

SUNOPTA INC.	20	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

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

	Quarter ended
	October 4, 2014
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$
Segment revenues from external customers	146,089	35,410	101,167	282,666	35,879	318,545
Segment operating income	6,381	2,581	6,090	15,052	898	15,950
Corporate Services						(3,252)
Other expense, net						(98)
Interest expense, net						(1,970)
Impairment loss on investment						(8,441)
Earnings from continuing operations before income taxes						2,189

	Quarter ended
	September 28, 2013
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$
Segment revenues from external customers	136,083	34,083	97,630	267,796	34,927	302,723
Segment operating income	1,149	2,026	7,255	10,430	1,704	12,134
Corporate Services						(2,298)
Other expense, net						(787)
Goodwill impairment						(3,552)
Interest expense, net						(1,957)
Earnings from continuing operations before income taxes						3,540

SUNOPTA INC.	21	October 4, 2014 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarter and three quarters ended October 4, 2014 and September 28, 2013
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Three quarters ended
	October 4, 2014
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$
Segment revenues from external customers	446,913	106,720	331,060	884,693	105,667	990,360
Segment operating income	17,799	6,218	22,190	46,207	3,494	49,701
Corporate Services						(8,168)
Other income, net						906
Interest expense, net						(6,128)
Impairment loss on investment						(8,441)
Earnings from continuing operations before income taxes						27,870

	Three quarters ended
	September 28, 2013
	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$
Segment revenues from external customers	405,892	98,631	283,581	788,104	108,614	896,718
Segment operating income	6,874	5,979	21,485	34,338	5,070	39,408
Corporate Services						(5,596)
Other expense, net						(1,799)
Goodwill impairment						(3,552)
Interest expense, net						(5,885)
Impairment loss on investment						(21,495)
Earnings from continuing operations before income taxes						1,081

14. Subsequent Event

Multipurpose Facilities Agreement

On October 14, 2014, TOC and certain of the Company’s other subsidiaries (collectively, the “Borrowers”) entered into a multipurpose facilities agreement with a syndicate of lenders (collectively, the “Lenders”), which provides for a total of €92,500 in financing via four main facilities: (i) an €80,000 revolving credit facility covering working capital needs; (ii) a €5,000 facility covering commodity hedging requirements; (iii) a €5,000 facility designated for letters of credit; and (iv) a €2,500 pre-settlement facility covering currency hedging requirements (collectively, the “Club Facility”).

The €80,000 revolving credit facility is secured by the working capital of the Borrowers and replaces the existing credit facilities of TOC and certain of its subsidiaries (see note 7). The Club Facility is due on demand with no set maturity date. Interest costs under the Club Facility accrue based on the aggregate of: (i) a fixed loan margin of 1.75%; and (ii) a variable rate based on LIBOR or EURIBOR plus an applicable spread as set by the Lenders on a periodic basis.

SUNOPTA INC.	22	October 4, 2014 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended October 4, 2014 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 12, 2014.

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

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect. Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect. These factors are more fully described in the “Risk Factors” section at Item 1A of the Form 10-K and Item 1A of this report.

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

Calendar Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2014 will be a 53-week period ending on January 3, 2015, with quarterly periods ending on April 5, July 5 and October 4, 2014, whereas fiscal year 2013 was a 52-week period ending on December 28, 2013, with quarterly periods ending on March 30, June 29 and September 28, 2013. As a result, the first three quarters of 2014 consisted of 40 weeks, compared with 39 weeks for the first three quarters of 2013. Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for the first three quarters of 2014 was insignificant relative to the first three quarters of 2013.

SUNOPTA INC.	23	October 4, 2014 10-Q

Operational Realignment

In the fourth quarter of 2013, we realigned the operating segments of SunOpta Foods to focus on three key “go-to-market” categories: raw material sourcing and supply; value-added ingredients; and consumer-packaged products. We believe this operational structure better aligns with our integrated “field to table” business model and product portfolio. In addition, we believe this structure better supports our strategy of growing our value-added packaged foods and ingredients portfolios, and leveraging our sourcing and supply capabilities and production capacity. Effective with the realignment, SunOpta Foods operates in the following three reportable segments: Global Sourcing and Supply (which incorporates our North American raw grain and sunflower operating segment and our international organic ingredient operating segment); Value Added Ingredients; and Consumer Products. The Opta Minerals operating segment remained unchanged. The segmented operations information provided in the Consolidated Financial Statements and this MD&A for the quarter and three quarters ended September 28, 2013 has been restated to reflect these realigned reportable segments.

Business Developments during the First Three Quarters of 2014

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

Expansion of Aseptic Processing and Packaging Operations

In the first quarter of 2014, we initiated a further expansion to our aseptic processing and packaging operations in Modesto, California, in order to meet committed customer demand and enable new growth opportunities. In connection with this expansion, we are adding a third processor at the Modesto facility, which is expected to be commissioned in the first quarter of 2015, as well as two additional multi-serve (liter/quart) fillers. The first of these new fillers is expected to be in production by the end of fiscal 2014, with the second expected to be commissioned in the second quarter of 2015. This expansion is necessary in order to meet increased product demand from new and existing customers across a broad array of categories including non-dairy, nutritional beverages and dairy. The continued investment in our aseptic platform is directly aligned with our core strategies to aggressively grow our value-added ingredients and packaged foods portfolio, and to leverage our integrated platform to become a pure play natural and organic foods company.

Other Developments

Appointment of New Director

On October 28, 2014, we announced the appointment of M. Shan Atkins to the Board of Directors of SunOpta. Ms. Atkins joins the board as an independent director and brings more than three decades of broad business experience to SunOpta, as well as extensive experience as a director of other publicly traded companies in both the U.S. and Canada.

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

Corporate Social Responsibility Report

On June 23, 2014, we released our 2013 Corporate Social Responsibility Report, which provides an update on progress towards our sustainability goals covering social, environmental and economic objectives, and further reinforces our commitment to becoming an increasingly sustainable organization. This report covers the operations of SunOpta, including wholly-owned subsidiaries and joint venture operations, excluding Opta Minerals, and is available on our website.

SUNOPTA INC.	24	October 4, 2014 10-Q

The 2013 Corporate Social Responsibility Report and the other information included on our website is not included in, or incorporated by reference into, this Form 10-Q.

Impairment Loss on Investment in Mascoma

On August 31, 2010, we sold 100% of our ownership interest in SunOpta BioProcess Inc. to Mascoma Corporation (“Mascoma”) in exchange for an equity ownership position in Mascoma, consisting of preferred stock, common stock and warrants to purchase common stock of Mascoma. The fair value of the non-cash consideration received was estimated to be $33,345 as of the date of sale, and we recognized a non-cash gain on sale in discontinued operations in the third quarter of 2010. We account for our equity investment in Mascoma using the cost method, as we do not have the ability to exercise significant influence over the operating and financial policies of Mascoma. We have identified our investment in Mascoma as a non-core holding.

On August 5, 2011, we invested $500 in a subordinated convertible note issued by Mascoma. As at June 29, 2013, we concluded that the $33,845 carrying value of our investment equity and debt securities of Mascoma was impaired and that the impairment was other-than-temporary. We determined that the fair value of our investment in Mascoma was $12,350 as at June 29, 2013. As a result, we recorded an other-than-temporary impairment loss of $21,495 in the second quarter of 2013. On August 29, 2014, we invested an additional $871 in a convertible subordinated note of Mascoma, which increased the carrying value of our total investment in Mascoma to $13,221.

On October 31, 2014, Mascoma completed the sale of its yeast business in exchange for cash and certain royalty rights based on future sales of the yeast products by the purchaser. We estimated that the carrying value of our investment in shares of preferred stock and other equity securities of Mascoma was fully impaired and that the impairment was other-than-temporary. We also estimated that the fair value of our investment in the convertible subordinated notes of Mascoma was $4,780, including the value ascribed to certain accelerated payment features embedded in the notes that would result in a maximum payout to us of approximately $5,100 plus accrued interest thereon. As a result, we recorded an other-than-temporary impairment loss of $8,441 in the third quarter of 2014, to write down the carrying value of our investment in equity and debt securities of Mascoma from $13,221 to $4,780.

SUNOPTA INC.	25	October 4, 2014 10-Q

Consolidated Results of Operations for the quarters ended October 4, 2014 and September 28, 2013

For the quarter ended	October 4, 2014	September 28, 2013	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	282,666	267,796	14,870	5.6%
Opta Minerals	35,879	34,927	952	2.7%
Total revenues	318,545	302,723	15,822	5.2%

Gross profit
SunOpta Foods	32,458	25,758	6,700	26.0%
Opta Minerals	5,276	5,725	(449)	-7.8%
Total gross profit	37,734	31,483	6,251	19.9%

Segment operating income (loss)(1)
SunOpta Foods	15,052	10,430	4,622	44.3%
Opta Minerals	898	1,704	(806)	-47.3%
Corporate Services	(3,252)	(2,298)	(954)	-41.5%
Total segment operating income	12,698	9,836	2,862	29.1%

Other expense, net	98	787	(689)	-87.5%
Goodwill impairment	-	3,552	(3,552)	-100.0%
Earnings from continuing operations before the following	12,600	5,497	7,103	129.2%
Interest expense, net	1,970	1,957	13	0.7%
Impairment loss on investment	8,441	-	8,441	n/m
Provision for income taxes	2,416	1,343	1,073	79.9%
Earnings from continuing operations	(227)	2,197	(2,424)	-110.3%
Earnings (loss) attributable to non-controlling interests	157	(716)	873	121.9%

Earnings (loss) attributable to SunOpta Inc.(2)	(384)	2,913	(3,297)	-113.2%

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

SUNOPTA INC.	26	October 4, 2014 10-Q

	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Corporate	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	Services	idated
For the quarter ended	$	$	$	$	$	$	$
October 4, 2014
Segment operating income (loss)	6,381	2,581	6,090	15,052	898	(3,252)	12,698
Other income (expense), net	687	(86)	29	630	(782)	54	(98)
Earnings (loss) from continuing operations before the following	7,068	2,495	6,119	15,682	116	(3,198)	12,600

September 28, 2013
Segment operating income (loss)	1,149	2,026	7,255	10,430	1,704	(2,298)	9,836
Other income (expense), net	(177)	(192)	(10)	(379)	(409)	1	(787)
Goodwill impairment	-	-	-	-	(3,552)	-	(3,552)
Earnings (loss) from continuing operations before the following	972	1,834	7,245	10,051	(2,257)	(2,297)	5,497

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

(2)

When assessing our financial performance, we use an internal measure that excludes other income/expense items and any impairment losses from earnings attributable to SunOpta Inc. determined in accordance with U.S. GAAP. We believe that the identification of these items enhances an analysis of our financial performance when comparing our operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of “adjusted earnings” from “earnings/loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Per Diluted Share
For the quarter ended	$	$
October 4, 2014
Loss attributable to SunOpta Inc.	(384)	(0.01)
Adjusted for:
Impairment loss on investment (net of taxes of $nil)	8,441	0.12
Other expense, net (net of taxes and non-controlling interest of $125)	(27)	-
Adjusted earnings	8,030	0.12

September 28, 2013
Earnings attributable to SunOpta Inc.	2,913	0.04
Adjusted for:
Goodwill impairment (net of taxes and non-controlling interest of $2,032)	1,520	0.02
Other expense, net (net of taxes and non-controlling interest of $381)	406	0.01
Adjusted earnings	4,839	0.07

We believe that investors’ understanding of our financial performance is enhanced by disclosing the specific items that we exclude from earnings/loss attributable to SunOpta Inc. to compute adjusted earnings. However, adjusted earnings is not, and should not be viewed as, a substitute for earnings prepared under U.S. GAAP. Adjusted earnings is presented solely to allow investors to more fully understand how we assess our financial performance.

Revenues for the quarter ended October 4, 2014 increased by 5.2% to $318,545 from $302,723 for the quarter ended September 28, 2013. Revenues in SunOpta Foods increased by 5.6% to $282,666 and revenues in Opta Minerals increased by 2.7% to $35,879. Excluding the impact of changes including foreign exchange rates and commodity-related pricing, revenues increased 10.1% on a consolidated basis and 11.0% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods was stronger demand for organic ingredients in the U.S. and Europe; growth in consumer packaged categories including aseptic beverage products and retail frozen foods; and increased value-added fruit ingredient volumes. These positive factors within SunOpta Foods were partially offset by lower volumes and pricing for non-GMO corn. At Opta Minerals, the increase in revenues reflected higher volumes of steel products, mostly offset by lower volumes and pricing for industrial mineral products.

SUNOPTA INC.	27	October 4, 2014 10-Q

Gross profit increased $6,251, or 19.9%, to $37,734 for the quarter ended October 4, 2014, compared with $31,483 for the quarter ended September 28, 2013. As a percentage of revenues, gross profit for the quarter ended October 4, 2014 was 11.8% compared to 10.4% for the quarter ended September 28, 2013, an increase of 1.4% . Within SunOpta Foods, the gross profit percentage was 11.5% for the third quarter of 2014, compared with 9.6% for the third quarter of 2013, which reflected the effect of higher margins on organic ingredient sales in the U.S. and Europe; improved performance in our sunflower operations; and an increased contribution from higher margin aseptic beverage products. These positive factors were offset by lower margins on non-GMO corn sales; increased competitive pressures in the re-sealable pouch market; and lower plant utilization in our premium juice operation during the retrofit of this facility. The gross profit percentage at Opta Minerals declined to 14.7% in the third quarter of 2014, compared with 16.4% in the third quarter of 2013, primarily due to pricing pressures on certain steel and industrial mineral products, partially offset by the favorable impact of plant cost rationalizations.

Total segment operating income for the quarter ended October 4, 2014 increased by $2,862, or 29.1%, to $12,698, compared with $9,836 for the quarter ended September 28, 2013. As a percentage of revenues, segment operating income was 4.0% for the quarter ended October 4, 2014, compared with 3.2% for the quarter ended September 28, 2013. The increase in segment operating income reflected higher overall gross profit as described above, partially offset by a $3,930 increase in selling, general and administrative (“SG&A”) expenses, primarily due to increased headcount to support the growth of our international sourcing and supply operations; higher short-term incentive accruals reflecting the improved year-over-year operating performance within SunOpta Foods; and the addition of a number of senior leadership resources in 2013 in connection with the operational realignment within SunOpta Foods. A foreign exchange gain of $600 was recorded for the quarter ended October 4, 2014, mainly related to the positive impact of a strengthening of the U.S. dollar relative to the euro on open foreign exchange contracts within our international sourcing and supply operations, partially offset by the negative impact of the same exchange rate movement on intercompany and third-party loan balances at Opta Minerals. For the quarter ended September 28, 2013, we recorded a foreign exchange gain of $211, which mainly reflected the positive impact on Opta Minerals’ loan balances of a strengthening of the euro in that period relative to the U.S. dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended October 4, 2014 of $98 included a gain on sale of assets of $1,018, related to the disposal of certain of our sunflower production and storage facilities in order to reduce the cost structure and improve the production capacity utilization within our North American sunflower operations, which was more than offset by employee severance costs (including employees affected by the closure and sale of the sunflower facilities) and an asset impairment charge of $505 at Opta Minerals related to the closure of one of its industrial minerals plants. Other expense for the quarter ended September 28, 2013 of $787 included employee severance and other costs in connection with the operational realignment within SunOpta Foods and the rationalization and integration of acquired businesses by Opta Minerals, as well as an asset impairment charge of $310 to write down certain intangible assets at Opta Minerals.

In the third quarter of 2013, Opta Minerals recognized a non-cash goodwill impairment loss of $3,552 relating to one of its reporting units due to increased competition and reduced demand for industrial mineral products.

The increase in interest expense of $13 to $1,970 for the quarter ended October 4, 2014, compared with $1,957 for the quarter ended September 28, 2013, primarily reflected higher applicable interest rates on borrowings under Opta Minerals’ credit facilities.

In the third quarter of 2014, we recognized an impairment loss of $8,441 on our non-core investment in Mascoma (as described above under “Impairment Loss on Investment in Mascoma”). We estimated that the fair value of our investment in Mascoma was $4,780 as at October 4, 2014.

The provision for income tax for the quarter ended October 4, 2014 was $2,416, or 22.7% of earnings before taxes (excluding the impairment loss on investment, for which the related deferred tax asset is considered more likely than not to be unrealized), compared with $1,343, or 37.9% of earnings before taxes, for the quarter ended September 28, 2013. The decrease in the effective tax rate reflected a change in the jurisdictional mix of earnings, as a result of growth in the profitability of our international sourcing and supply operations; the application of available tax credits; and a deferred tax recovery recorded by Opta Minerals.

SUNOPTA INC.	28	October 4, 2014 10-Q

Earnings attributable to non-controlling interests for the quarter ended October 4, 2014 were $157, compared with losses of $716 for the quarter ended September 28, 2013. The $873 increase reflected lower operating losses at Opta Minerals and an improved contribution from the specialty coffee operations of a less-than-wholly-owned subsidiary.

On a consolidated basis, we recognized a loss of $384 (diluted loss per share of $0.01) for the quarter ended October 4, 2014, compared with earnings of $2,913 (diluted earnings per share of $0.04) for the quarter ended September 28, 2013.

Adjusting for the impairment loss on investment, goodwill impairment and other expense, net, adjusted earnings were $8,030 or $0.12 per diluted share for the quarter ended October 4, 2014, compared with $4,839 or $0.07 per diluted share for the quarter ended September 28, 2013. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings/loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	29	October 4, 2014 10-Q

Segmented Operations Information

SunOpta Foods
For the quarter ended	October 4, 2014	September 28, 2013	Change	% Change

Revenues	$282,666	$267,796	$14,870	5.6%
Gross Margin	32,458	25,758	6,700	26.0%
Gross Margin %	11.5%	9.6%		1.9%

Operating Income	$15,052	$10,430	$4,622	44.3%
Operating Income %	5.3%	3.9%		1.4%

SunOpta Foods contributed $282,666 or 88.7% of consolidated revenue for the quarter ended October 4, 2014, compared with $267,796 or 88.5% of consolidated revenues for the quarter ended September 28, 2013, an increase of $14,870 or 5.6% . The table below explains the increase in revenue by reportable segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended September 28, 2013	$267,796
Increase in Global Sourcing and Supply	10,006
Increase in Value Added Ingredients	1,327
Increase in Consumer Products	3,537
Revenues for the quarter ended October 4, 2014	$282,666

Gross margin in SunOpta Foods increased by $6,700, or 26.0%, for the quarter ended October 4, 2014 to $32,458, or 11.5% of revenues, compared to $25,758, or 9.6% of revenues for the quarter ended September 28, 2013. The table below explains the increase in gross margin by group for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the quarter ended September 28, 2013	$25,758
Increase in Global Sourcing and Supply	5,906
Increase in Value Added Ingredients	1,203
Decrease in Consumer Products	(409)
Gross margin for the quarter ended October 4, 2014	$32,458

SUNOPTA INC.	30	October 4, 2014 10-Q

Operating income in SunOpta Foods increased by $4,622, or 44.3%, for the quarter ended October 4, 2014 to $15,052 or 5.3% of revenues, compared to $10,430 or 3.9% of revenues for the quarter ended September 28, 2013. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating Income for the quarter ended September 28, 2013	$10,430
Increase in gross margin, as noted above	6,700
Increase in foreign exchange gains	1,120
Increase in SG&A costs	(1,948)
Increase in corporate cost allocations	(1,250)
Operating Income for the quarter ended October 4, 2014	$15,052

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Sourcing and Supply
For the quarter ended	October 4, 2014	September 28, 2013	Change	% Change

Revenues	$146,089	$136,083	$10,006	7.4%
Gross Margin	14,436	8,530	5,906	69.2%
Gross Margin %	9.9%	6.3%		3.6%

Operating Income	$6,381	$1,149	$5,232	455.4%
Operating Income %	4.4%	0.8%		3.6%

Global Sourcing and Supply contributed $146,089 in revenues for the quarter ended October 4, 2014, compared to $136,083 for the quarter ended September 28, 2013, an increase of $10,006 or 7.4% . Excluding the impact of changes including foreign exchange rates, commodity-related pricing and the additional week of sales in the first quarter of 2014, Global Sourcing and Supply’s revenues increased approximately 14.6% . The table below explains the increase in revenue:

Global Sourcing and Supply Revenue Changes
Revenues for the quarter ended September 28, 2013	$136,083
Higher volumes of organic raw materials including alternative sweeteners, chia, quinoa, agave, fruits, vegetables and feed products	27,498
Lower volumes of non-GMO corn and soy	(9,540)
Reduced pricing for non-GMO corn	(4,954)
Reduced corn and soy pricing for organic food and feed products offset by increased prices on specialty organic products including agave, chia and quinoa	(2,596)
Lower volumes of agronomy sales, offset by higher in-shell sunflower sales	(269)
Unfavorable impact on euro denominated sales due to the stronger U.S. dollar relative to euro	(133)
Revenues for the quarter ended October 4, 2014	$146,089

SUNOPTA INC.	31	October 4, 2014 10-Q

Gross margin in Global Sourcing and Supply increased by $5,906 to $14,436 for the quarter ended October 4, 2014 compared to $8,530 for the quarter ended September 28, 2013, and the gross margin percentage increased by 3.6% to 9.9% . The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix of organic raw materials and improved sunflower processing yields, partially offset by lower pricing spreads on non-GMO and specialty soy and corn products. The table below explains the increase in gross margin:

Global Sourcing and Supply Gross Margin Changes
Gross margin for the quarter ended September 28, 2013	$8,530
Margin impact on increased volumes of organic raw materials, including organic feed products, as well as improved plant efficiencies at our cocoa processing facility	6,151
Decreased losses on commodity futures contracts for cocoa and other commodities	1,060
Improved sunflower processing yields and operating efficiencies, as well as improved contribution from planting seeds	949
Lower pricing spreads on non-GMO and specialty soy and corn products	(2,254)
Gross margin for the quarter ended October 4, 2014	$14,436

Operating income in Global Sourcing and Supply increased by $5,232, or 455.4%, to $6,381 for the quarter ended October 4, 2014, compared to $1,149 for the quarter ended September 28, 2013. The table below explains the increase in operating income:

Global Sourcing and Supply Operating Income Changes
Operating income for the quarter ended September 28, 2013	$1,149
Increase in gross margin, as explained above	5,906
Increased foreign exchange gains on forward contracts	1,120
Favorable impact on expenses due to the stronger U.S. dollar relative to the euro	141
Increased SG&A, due primarily to higher compensation costs from increased headcount and short-term incentives, as well as increased professional fees, bad debts, travel, and general office spending	(1,631)
Increase in corporate cost allocations	(304)
Operating income for the quarter ended October 4, 2014	$6,381

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

SUNOPTA INC.	32	October 4, 2014 10-Q

Value Added Ingredients
For the quarter ended	October 4, 2014	September 28, 2013	Change	% Change

Revenues	$35,410	$34,083	$1,327	3.9%
Gross Margin	5,586	4,383	1,203	27.4%
Gross Margin %	15.8%	12.9%		2.9%

Operating Income	$2,581	$2,026	$555	27.4%
Operating Income %	7.3%	5.9%		1.4%

Value Added Ingredients contributed $35,410 in revenues for the quarter ended October 4, 2014, compared to $34,083 for the quarter ended September 28, 2013, an increase of $1,327 or 3.9% . The table below explains the increase in revenue:

Value Added Ingredients Revenue Changes
Revenues for the quarter ended September 28, 2013	$34,083
Higher volumes of fruit ingredients	1,248
Increased volumes of oils and flour ingredients offset by lower sweetener and starch ingredients, as well as lower contract manufacturing sales	79
Revenues for the quarter ended October 4, 2014	$35,410

Value Added Ingredients gross margin increased by $1,203 to $5,586 for the quarter ended October 4, 2014 compared to $4,383 for the quarter ended September 28, 2013, and the gross margin percentage increased by 2.9% to 15.8% . The increase in gross margin as a percentage of revenue is due to price increases for fiber products combined with increased production volumes of fruit- and grain-based ingredients. The table below explains the increase in gross margin:

Value Added Ingredients Gross Margin Changes
Gross margin for the quarter ended September 28, 2013	$4,383
Increased volumes and prices for fiber products along with increased volume for fruit- and grain-based ingredients	1,203
Gross margin for the quarter ended October 4, 2014	$5,586

Operating income in Value Added Ingredients increased by $555, or 27.4%, to $2,581 for the quarter ended October 4, 2014, compared to $2,026 for the quarter ended September 28, 2013. The table below explains the increase in operating income:

Value Added Ingredients Operating Income Changes
Operating income for the quarter ended September 28, 2013	$2,026
Increase in gross margin, as explained above	1,203
Increase in SG&A, primarily due to higher compensation costs including short-term incentives	(438)
Increase in corporate cost allocations	(210)
Operating income for the quarter ended October 4, 2014	$2,581

SUNOPTA INC.	33	October 4, 2014 10-Q

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

Consumer Products
For the quarter ended	October 4, 2014	September 28, 2013	Change	% Change

Revenues	$101,167	$97,630	$3,537	3.6%
Gross Margin	12,436	12,845	(409)	-3.2%
Gross Margin %	12.3%	13.2%		-0.9%

Operating income	$6,090	$7,255	$(1,165)	-16.1%
Operating Income %	6.0%	7.4%		-1.4%

Consumer Products contributed $101,167 in revenues for the quarter ended October 4, 2014, compared to $97,630 for the quarter ended September 28, 2013, a $3,537 or 3.6% increase. The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenues for the quarter ended September 28, 2013	$97,630
Increased volume of aseptically packaged beverages, in particular almond beverage, private label and foodservice soymilk, dairy, as well as teas and broths	4,088
Higher volumes of private label retail frozen food offerings, partially offset by lower volumes of private label beverages	3,485
Decreased sales of re-sealable pouch products	(2,746)
Lower sales of fruit and protein snack products	(1,290)
Revenues for the quarter ended October 4, 2014	$101,167

SUNOPTA INC.	34	October 4, 2014 10-Q

Gross margin in Consumer Products decreased by $409 to $12,436 for the quarter ended October 4, 2014 compared to $12,845 for the quarter ended September 28, 2013, and the gross margin percentage decreased by 0.9% to 12.3% . The decrease in gross margin as a percentage of revenue was due to increased operating costs and lower production volumes in our re-sealable pouch facility, as well as increased costs associated with the retrofit of our premium juice facility. The table below explains the decrease in gross margin:

Consumer Products Gross Margin Changes
Gross Margin for the quarter ended September 28, 2013	$12,845
Increased operating costs and decreased contribution from re-sealable pouch products	(1,175)
Margin impact of outsourcing extraction activities and low production volume during the retrofit of our premium juice facility	(105)
Higher volume of aseptically packaged beverages as a result of new product lines, offset by costs from filling line expansions, capability enhancements, and product development costs, combined with lower volume and pricing for healthy snack products	871
Gross Margin for the quarter ended October 4, 2014	$12,436

Operating income in Consumer Products decreased by $1,165, or 16.1%, to $6,090 for the quarter ended October 4, 2014, compared to $7,255 for the quarter ended September 28, 2013. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating Income for the quarter ended September 28, 2013	$7,255
Decrease in gross margin, as explained above	(409)
Increase in corporate cost allocations	(736)
Higher general SG&A expenses including travel and bad debts	(20)
Operating Income for the quarter ended October 4, 2014	$6,090

Looking forward, we expect improvements in margins and operating income from Consumer Products through the growth of our aseptic and non-aseptic beverage, snack and frozen food offerings. We remain customer focused and continue to develop new ways to bring new value-added packaged products and processes to market, leveraging our global raw material sourcing and supply, and value-added ingredient capabilities. We expect the multi-serve and single-serve fillers installed in 2013 at our Alexandria, Minnesota and Modesto, California facilities will continue to enhance our ability to serve the non-dairy alternative beverage category with both new and innovative packaging formats and a number of new product offerings beyond non-dairy beverages, including organic dairy and nutritional beverages. We recently announced further expansion of our Modesto operation (as described above under “Business Developments in the First Three Quarters of 2014”). Continued new product development, innovation in healthy snacks and the expansion of our integrated juice operations, combined with increasing demand for portable nutritious fruit and grain snack offerings are expected to drive growth in this business. Long term we are targeting 12% to 14% operating margins from Consumer Products. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	35	October 4, 2014 10-Q

Opta Minerals
For the quarter ended	October 4, 2014	September 28, 2013	Change	% Change

Revenues	$35,879	$34,927	$952	2.7%
Gross Margin	5,276	5,725	(449)	-7.8%
Gross Margin %	14.7%	16.4%		-1.7%

Operating Income	$898	$1,704	$(806)	-47.3%
Operating Income %	2.5%	4.9%		-2.4%

Opta Minerals contributed $35,879 in revenues for the quarter ended October 4, 2014, compared to $34,927 for the quarter ended September 28, 2013, an increase of $952 or 2.7% . The table below explains the increase in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended September 28, 2013	$34,927
Decreased volumes of abrasive and industrial mineral products	(2,194)
Higher volumes of steel and magnesium products, partially offset by reduced pricing	3,146
Revenues for the quarter ended October 4, 2014	$35,879

Gross margin for Opta Minerals decreased by $449 to $5,276 for the quarter ended October 4, 2014 compared to $5,725 for the quarter ended September 28, 2013, and the gross margin percentage decreased by 1.7% to 14.7% . The decrease in gross margin as a percentage of revenue was due primarily to unfavorable changes in product mix, increased raw material costs and select pricing reductions within the steel and magnesium market. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the quarter ended September 28, 2013	$5,725
Select pricing reductions for steel and magnesium products, mostly offset by margin impact on higher volumes	(48)
Margin impact of lower volumes of abrasive and industrial mineral products and increased raw material costs	(401)
Gross Margin for the quarter ended October 4, 2014	$5,276

Operating income for Opta Minerals decreased by $806, or 47.3%, to $898 for the quarter ended October 4, 2014, compared to $1,704 for the quarter ended September 28, 2013. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating Income for the quarter ended September 28, 2013	$1,704
Decrease in gross margin, as explained above	(449)
Decrease in SG&A, primarily due to lower compensation costs through the rationalization and integration of acquired businesses	402
Increase in foreign exchange losses	(759)
Operating Income for the quarter ended October 4, 2014	$898

SUNOPTA INC.	36	October 4, 2014 10-Q

We have identified Opta Minerals as a non-core holding. As described above under “Business Developments during the First Three Quarters of 2014”, Opta Minerals is reviewing strategic alternatives. Opta Minerals is focused on leveraging its global platform to drive expansion of existing product offerings to a wider customer base and new geographies. In addition, it continues to focus on maximizing operating efficiencies and introducing new and innovative products to the markets it serves. We own approximately 66% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

Corporate Services
For the quarter ended	October 4, 2014	September 28, 2013	Change	% Change

Operating Loss	$(3,252)	$(2,298)	$(954)	-41.5%

Operating loss at Corporate Services increased by $954 to $3,252 for the quarter ended October 4, 2014, from a loss of $2,298 for the quarter ended September 28, 2013. The table below explains the increase in operating loss:

Corporate Services Operating Income Changes
Operating Loss for the quarter ended September 28, 2013	$(2,298)
Higher compensation-related costs due to increased headcount, short-term incentives, stock-based compensation and health benefits	(1,876)
Increased IT consulting, professional fees and other general office spending	(357)
Increase in corporate management fees that are allocated to SunOpta operating groups	1,250
Decrease in foreign exchange losses	29
Operating Loss for the quarter ended October 4, 2014	$(3,252)

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

SUNOPTA INC.	37	October 4, 2014 10-Q

Consolidated Results of Operations for the three quarters ended October 4, 2014 and September 28, 2013

For the three quarters ended	October 4, 2014	September 28, 2013	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	884,693	788,104	96,589	12.3%
Opta Minerals	105,667	108,614	(2,947)	-2.7%
Total revenues	990,360	896,718	93,642	10.4%

Gross profit
SunOpta Foods	102,542	84,186	18,356	21.8%
Opta Minerals	16,688	18,530	(1,842)	-9.9%
Total gross profit	119,230	102,716	16,514	16.1%

Segment operating income (loss)(1)
SunOpta Foods	46,207	34,338	11,869	34.6%
Opta Minerals	3,494	5,070	(1,576)	-31.1%
Corporate Services	(8,168)	(5,596)	(2,572)	-46.0%
Total segment operating income	41,533	33,812	7,721	22.8%

Other expense (income), net	(906)	1,799	(2,705)	-150.4%
Goodwill impairment	-	3,552	(3,552)	-100.0%
Earnings from continuing operations before the following	42,439	28,461	13,978	49.1%
Interest expense, net	6,128	5,885	243	4.1%
Impairment loss on investment	8,441	21,495	(13,054)	-60.7%
Provision for income taxes	12,480	8,576	3,904	45.5%
Earnings (loss) from continuing operations	15,390	(7,495)	22,885	305.3%

Earnings (loss) attributable to non-controlling interests	426	(612)	1,038	169.6%
Loss from discontinued operations, net of taxes	-	(360)	360	100.0%

Earnings (loss) attributable to SunOpta Inc.(2)	14,964	(7,243)	22,207	306.6%

(1)

The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the “Consolidated Results of Operations for the quarters ended October 4, 2014 and September 28, 2013” table regarding the use of non-GAAP measures).

	Global	Value
	Sourcing	Added	Consumer	SunOpta	Opta	Corporate	Consol-
	and Supply	Ingredients	Products	Foods	Minerals	Services	idated
For the three quarters ended	$	$	$	$	$	$	$
October 4, 2014
Segment operating income (loss)	17,799	6,218	22,190	46,207	3,494	(8,168)	41,533
Other income (expense), net	757	(86)	1,336	2,007	(1,063)	(38)	906
Earnings (loss) from continuing operations before the following	18,556	6,132	23,526	48,214	2,431	(8,206)	42,439

September 28, 2013
Segment operating income (loss)	6,874	5,979	21,485	34,338	5,070	(5,596)	33,812
Other income (expense), net	(216)	(472)	121	(567)	(1,171)	(61)	(1,799)
Goodwill impairment	-	-	-	-	(3,552)	-	(3,552)
Earnings (loss) from continuing operations before the following	6,658	5,507	21,606	33,771	347	(5,657)	28,461

SUNOPTA INC.	38	October 4, 2014 10-Q

(2)

The following table presents a reconciliation of “adjusted earnings” from “earnings/loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the “Consolidated Results of Operations for the quarters ended October 4, 2014 and September 28, 2013”.

	Per Diluted Share
For the three quarters ended	$	$
October 4, 2014
Earnings attributable to SunOpta Inc.	14,964	0.22
Adjusted for:
Impairment loss on investment (net of taxes of $nil)	8,441	0.12
Other income, net (net of taxes and non-controlling interest of $331)	(575)	(0.01)
Adjusted earnings	22,830	0.33

September 28, 2013
Loss attributable to SunOpta Inc.	(7,243)	(0.11)
Loss from discontinued operations, net of income taxes	(360)	(0.01)
Loss from continuing operations attributable to SunOpta Inc.	(6,883)	(0.10)
Adjusted for:
Impairment loss on investment (net of taxes of $nil)	21,495	0.32
Goodwill impairment (net of taxes and non-controlling interest of $2,032)	1,520	0.02
Other expense, net (net of taxes and non-controlling interest of $849)	950	0.01
Adjusted earnings	17,082	0.25

Revenues for the three quarters ended October 4, 2014 increased by 10.4% to $990,360 from $896,718 for the three quarters ended September 28, 2013. Revenues in SunOpta Foods increased by 12.3% to $884,693 and revenues in Opta Minerals decreased by 2.7% to $105,667. Excluding the impact of changes including foreign exchange rates and commodity-related pricing, as well as the impact of the additional week of sales in the first three quarters of 2014, revenues increased 11.4% on a consolidated basis and 13.3% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods was stronger demand for organic ingredients in the U.S. and Europe; growth in consumer packaged categories including aseptic beverage products and retail frozen foods; and increased value-added fruit ingredient volumes. These positive factors within SunOpta Foods were partially offset by lower volumes and pricing for non-GMO corn. At Opta Minerals, the decrease in revenues reflected lower volumes and pricing for industrial mineral products and weather-related slowdowns in North America in the first quarter of 2014, partially offset by higher volumes of steel products.

Gross profit increased $16,514, or 16.1%, to $119,230 for the three quarters ended October 4, 2014, compared with $102,716 for the three quarters ended September 28, 2013. As a percentage of revenues, gross profit for the three quarters ended October 4, 2014 was 12.0% compared to 11.5% for the three quarters ended September 28, 2013, an increase of 0.5% . Within SunOpta Foods, the gross profit percentage was 11.6% for the first three quarters of 2014, compared with 10.7% for the first three quarters of 2013, which reflected the effect of higher margins on organic ingredient sales in the U.S. and Europe; improved performance in our sunflower operations; and an increased contribution from higher margin aseptic beverage products. These positive factors were offset by lower margins on non-GMO corn and organic feed sales; increased competitive pressures in the re-sealable pouch market; lower plant utilization in our premium juice operation during the retrofit of this facility; and higher operating costs in the first quarter of 2014 due in part to adverse weather conditions in North America. The gross profit percentage at Opta Minerals declined to 15.8% in the first three quarters of 2014, compared with 17.1% in the first three quarters of 2013, primarily due to pricing pressures on certain steel and industrial mineral products, as well as weather-related higher operating costs in the first quarter of 2014, partially offset by the favorable impact of plant cost rationalizations.

Total segment operating income for the three quarters ended October 4, 2014 increased by $7,721, or 22.8%, to $41,533, compared with $33,812 for the three quarters ended September 28, 2013. As a percentage of revenues, segment operating income was 4.2% for the three quarters ended October 4, 2014, compared with 3.8% for the three quarters ended September 28, 2013. The increase in segment operating income reflected higher overall gross profit as described above, partially offset by a $8,398 increase in SG&A expenses, primarily due to increased headcount to support the growth of our international sourcing and supply operations; higher short-term incentive accruals reflecting the improved year-over-year operating performance within SunOpta Foods; and the addition of a number of senior leadership resources in 2013 in connection with the operational realignment within SunOpta Foods. A foreign exchange gain of $377 was recorded for the three quarters ended October 4, 2014, mainly related to the positive impact of a strengthening of the U.S. dollar relative to the euro on open foreign exchange contracts within our international sourcing and supply operations, partially offset by the negative impact of the same exchange rate movement on intercompany and third-party loan balances at Opta Minerals. For the quarter ended September 28, 2013, we recorded a gain of $1,152, which mainly reflected the positive impact on Opta Minerals’ loan balances of a strengthening of the euro in that period relative to the U.S. dollar.

SUNOPTA INC.	39	October 4, 2014 10-Q

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other income for the three quarters ended October 4, 2014 of $906 included a gain on sale of assets of $1,018, related to the disposal of certain of our sunflower production and storage facilities in order to reduce the cost structure and improve the production capacity utilization within our North American sunflower operations, and a gain of $1,373 on the settlement of the earn-out related to the acquisition of Edner of Nevada, Inc. in December 2010. These gains were partially offset by employee severance costs (including employees affected by the closure and sale of our sunflower facilities) and an asset impairment charge of $505 at Opta Minerals related to the closure of one of its industrial minerals plants. Other expense for the three quarters ended September 28, 2013 of $1,799 included employee severance and other costs in connection with the operational realignment within SunOpta Foods and the rationalization and integration of acquired businesses by Opta Minerals, as well as an asset impairment charge of $310 to write down certain intangible assets at Opta Minerals.

In the third quarter of 2013, Opta Minerals recognized a non-cash goodwill impairment loss of $3,552 relating to one of its reporting units due to increased competition and reduced demand for industrial mineral products.

The increase in interest expense of $243 to $6,128 for the three quarters ended October 4, 2014, compared with $5,885 for the three quarters ended September 28, 2013, primarily reflected higher applicable interest rates on borrowings under Opta Minerals’ credit facilities.

In the third quarter of 2014 and second quarter of 2013, we recognized impairment losses of $8,441 and $21,495, respectively, on our non-core investment in Mascoma (as described above under “Impairment Loss on Investment in Mascoma”). We estimated that the fair value of our investment in Mascoma was $4,780 as at October 4, 2014.

The provision for income tax for the three quarters ended October 4, 2014 was $12,480, or 34.4% of earnings before taxes, compared with $8,576, or 38.0% of earnings before taxes, for the three quarters ended September 28, 2013 (in each case excluding the impairment losses on investment, for which the related deferred tax asset is considered more likely than not to be unrealized). The decrease in the effective tax rate reflected a change in the jurisdictional mix of earnings, as a result of growth in the profitability of our international sourcing and supply operations; the application of available tax credits; and a deferred tax recovery recorded by Opta Minerals.

Earnings attributable to non-controlling interests for the three quarters ended October 4, 2014 were $426, compared with losses of $612 for the three quarters ended September 28, 2013. The $1,038 increase reflected higher net earnings at Opta Minerals and an improved contribution from the specialty coffee operations of a less-than-wholly-owned subsidiary.

Earnings from continuing operations attributable to SunOpta Inc. for the three quarters ended October 4, 2014 were $14,964 (including the $8,441 impairment loss on investment), compared with a loss from continuing operations of $6,883 for the three quarters ended September 28, 2013 (including the $3,552 goodwill impairment loss and $21,495 impairment loss on investment), an increase of $21,847. Diluted earnings per share from continuing operations were $0.22 for the three quarters ended October 4, 2014, compared with a diluted loss per share from continuing operations of $0.10 for the three quarters ended September 28, 2013.

Loss from discontinued operations of $360 for the three quarters ended September 28, 2013 reflected legal fees and interest costs in connection with arbitration proceedings related to Colorado Sun Oil Processing LLC (“CSOP”), which were settled in June 2013. CSOP was disposed of in August 2011.

On a consolidated basis, we realized earnings of $14,964 (diluted earnings per share of $0.22) for the three quarters ended October 4, 2014, compared with a loss of $7,243 (diluted loss per share of $0.11) for the three quarters ended September 28, 2013.

Adjusting for the impairment loss on investment, goodwill impairment and other income/expense, net, adjusted earnings were $22,830 or $0.33 per diluted share for the three quarters ended October 4, 2014, compared with $17,082 or $0.25 per diluted share for the three quarters ended September 28, 2013. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings/loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	40	October 4, 2014 10-Q

Segmented Operations Information

SunOpta Foods
For the three quarters ended	October 4, 2014	September 28, 2013	Change	% Change

Revenues	$884,693	$788,104	$96,589	12.3%
Gross margin	102,542	84,186	18,356	21.8%
Gross margin %	11.6%	10.7%		0.9%

Operating income	$46,207	$34,338	$11,869	34.6%
Operating income %	5.2%	4.4%		0.8%

SunOpta Foods contributed $884,693 or 89.3% of consolidated revenue for the three quarters ended October 4, 2014, compared with $788,104 or 87.9% of consolidated revenues for the three quarters ended September 28, 2013, an increase of $96,589 or 12.3% . The table below explains the increase in revenue by reportable segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the three quarters ended September 28, 2013	$788,104
Increase in Global Sourcing and Supply	41,021
Increase in Value Added Ingredients	8,089
Increase in Consumer Products	47,479
Revenues for the three quarters ended October 4, 2014	$884,693

Gross margin in SunOpta Foods increased by $18,356, or 21.8%, for the three quarters ended October 4, 2014 to $102,542, or 11.6% of revenues, compared with $84,186, or 10.7% of revenues for the three quarters ended September 28, 2013. The table below explains the increase in gross margin by reportable segment for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the three quarters ended September 28, 2013	$84,186
Increase in Global Sourcing and Supply	13,080
Increase in Value Added Ingredients	2,187
Increase in Consumer Products	3,089
Gross margin for the three quarters ended October 4, 2014	$102,542

SUNOPTA INC.	41	October 4, 2014 10-Q

Operating income in SunOpta Foods increased by $11,869, or 34.6%, for the three quarters ended October 4, 2014 to $46,207 or 5.2% of revenues, compared with $34,338 or 4.4% of revenues for the three quarters ended September 28, 2013. The table below explains the increase in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the three quarters ended September 28, 2013	$34,338
Increase in gross margin, as explained above	18,356
Increase in foreign exchange gains	1,018
Increase in corporate cost allocations	(3,904)
Increase in SG&A costs	(3,601)
Operating income for the three quarters ended October 4, 2014	$46,207

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Sourcing and Supply
For the three quarters ended	October 4, 2014	September 28, 2013	Change	% Change

Revenues	$446,913	$405,892	$41,021	10.1%
Gross margin	44,049	30,969	13,080	42.2%
Gross margin %	9.9%	7.6%		2.3%

Operating income	$17,799	$6,874	$10,925	158.9%
Operating income %	4.0%	1.7%		2.3%

Global Sourcing and Supply contributed $446,913 in revenues for the three quarters ended October 4, 2014, compared to $405,892 for the three quarters ended September 28, 2013, an increase of $41,021 or 10.1% . Excluding the impact of changes including foreign exchange rates, commodity-related pricing and the additional week of sales in the first quarter of 2014, Global Sourcing and Supply’s revenues increased approximately 13.6% . The table below explains the increase in revenue:

Global Sourcing and Supply Revenue Changes
Revenues for the three quarters ended September 28, 2013	$405,892
Higher volumes of organic raw materials including alternative sweeteners, chia, quinoa, agave, fruits, vegetables and feed products	78,873
Favourable impact on euro denominated sales due to the weaker U.S. dollar relative to euro	2,835
Reduced pricing for organic food and feed products	(15,322)
Lower volumes of non-GMO corn and soy	(14,094)
Reduced pricing for non-GMO corn and soy	(10,545)
Lower in-shell sunflower sales due to reduced exports, and lower by-product values, partially offset by higher volumes of planting seeds and agronomy products	(726)
Revenues for the three quarters ended October 4, 2014	$446,913

SUNOPTA INC.	42	October 4, 2014 10-Q

Gross margin in Global Sourcing and Supply increased by $13,080 to $44,049 for the three quarters ended October 4, 2014 compared to $30,969 for the three quarters ended September 28, 2013, and the gross margin percentage increased by 2.3% to 9.9% . The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix of organic raw materials and improved sunflower processing yields, partially offset by lower pricing spreads on non-GMO and specialty soy and corn products. The table below explains the increase in gross margin:

Global Sourcing and Supply Gross Margin Changes
Gross margin for the three quarters ended September 28, 2013	$30,969
Margin impact on increased volumes of organic raw materials, offset by lower pricing spread on organic feed and start-up costs and plant inefficiencies related to our cocoa processing facility	11,013
Improved sunflower processing yields and operating efficiencies, offset by lower contribution from planting seeds	4,364
Decreased losses on commodity futures contracts for cocoa and other commodities	660
Lower pricing spreads on non-GMO and specialty soy and corn products, and lower volumes of non-GMO corn	(2,957)
Gross margin for the three quarters ended October 4, 2014	$44,049

Operating income in Global Sourcing and Supply increased by $10,925, or 158.9%, to $17,799 for the three quarters ended October 4, 2014, compared to $6,874 for the three quarters ended September 28, 2013. The table below explains the increase in operating income:

Global Sourcing and Supply Operating Income Changes
Operating income for the three quarters ended September 28, 2013	$6,874
Increase in gross margin, as explained above	13,080
Increased foreign exchange gains on forward contracts	1,018
Increased SG&A, due primarily to higher compensation costs from increased headcount and short-term incentives, as well as increased professional fees, bad debts, travel, and general office spending	(2,136)
Increase in corporate cost allocations	(936)
Unfavorable impact on expenses due to stronger euro in the current year against the U.S. dollar	(101)
Operating income for the three quarters ended October 4, 2014	$17,799

SUNOPTA INC.	43	October 4, 2014 10-Q

Value Added Ingredients
For the three quarters ended	October 4, 2014	September 28, 2013	Change	% Change

Revenues	$106,720	$98,631	$8,089	8.2%
Gross margin	15,846	13,659	2,187	16.0%
Gross margin %	14.8%	13.8%		1.0%

Operating income	$6,218	$5,979	$239	4.0%
Operating income %	5.8%	6.1%		-0.3%

Value Added Ingredients contributed $106,720 in revenues for the three quarters ended October 4, 2014, compared to $98,631 for the three quarters ended September 28, 2013, an increase of $8,089 or 8.2% . Excluding the additional week of sales in the first quarter of 2014, revenues increased approximately 5.5% in Value Added Ingredients. The table below explains the increase in revenue:

Value Added Ingredients Revenue Changes
Revenues for the three quarters ended September 28, 2013	$98,631
Higher volumes of fruit ingredients	7,713
Increase in pricing implemented on contract manufacturing and fiber sales partially offset by decreased sales of starches and other grain-based ingredients	376
Revenues for the three quarters ended October 4, 2014	$106,720

Value Added Ingredients gross margin increased by $2,187 to $15,846 for the three quarters ended October 4, 2014 compared to $13,659 for the three quarters ended September 28, 2013, and the gross margin percentage increased by 1.0% to 14.8% . The increase in gross margin as a percentage of revenue is due to improved efficiencies from higher production volumes of fruit ingredients. The table below explains the increase in gross margin:

Value Added Ingredients Gross Margin Changes
Gross margin for the three quarters ended September 28, 2013	$13,659
Higher fruit ingredient margins due to increased volumes and pricing	2,187
Gross margin for the three quarters ended October 4, 2014	$15,846

Operating income in Value Added Ingredients increased by $239, or 4.0%, to $6,218 for the three quarters ended October 4, 2014, compared to $5,979 for the three quarters ended September 28, 2013. The table below explains the increase in operating income:

Value Added Ingredients Operating Income Changes
Operating income for the three quarters ended September 28, 2013	$5,979
Increase in gross margin, as explained above	2,187
Increase in SG&A, primarily due to higher compensation costs including short-term incentives	(1,317)
Increase in corporate cost allocations	(631)
Operating income for the three quarters ended October 4, 2014	$6,218

SUNOPTA INC.	44	October 4, 2014 10-Q

Consumer Products
For the three quarters ended	October 4, 2014	September 28, 2013	Change	% Change

Revenues	$331,060	$283,581	$47,479	16.7%
Gross margin	42,647	39,558	3,089	7.8%
Gross margin %	12.9%	13.9%		-1.0%

Operating income	$22,190	$21,485	$705	3.3%
Operating income %	6.7%	7.6%		-0.9%

Consumer Products contributed $331,060 in revenues for the three quarters ended October 4, 2014, compared to $283,581 for the three quarters ended September 28, 2013, an increase of $47,479 or 16.7% . Excluding the additional week of sales in the first quarter of 2014, revenues increased approximately 15.6% in Consumer Products. The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenues for the three quarters ended September 28, 2013	$283,581
Increased volume of aseptically packaged beverages, in particular almond beverage, private label and foodservice soymilk, dairy, as well as teas and broths	33,611
Higher volumes of private label retail frozen food offerings, partially offset by lower volumes of private label beverages	8,690
Increased sales of re-sealable pouch products	4,365
Higher sales of fruit and protein snack products	813
Revenues for the three quarters ended October 4, 2014	$331,060

Gross margin in Consumer Products increased by $3,089 to $42,647 for the three quarters ended October 4, 2014 compared to $39,558 for the three quarters ended September 28, 2013, and the gross margin percentage decreased by 1.0% to 12.9% . The decrease in gross margin as a percentage of revenue was due to additional plant and operating costs associated with the significant growth and expansion of our aseptic business, increased operating costs and lower production volumes in our resealable pouch facility, as well as increased costs associated with the retrofit of our premium juice facility. The table below explains the increase in gross margin:

Consumer Products Gross Margin Changes
Gross margin for the three quarters ended September 28, 2013	$39,558
Higher volume of aseptically packaged beverages as a result of new product lines offset by costs from plant expansions and lower volumes and pricing in fruit and protein snacks	5,916
Increased operating costs and decreased contribution from re-sealable pouch products	(1,475)
Margin impact of outsourcing extraction activities and low production volume during the retrofit of our premium juice facility	(1,352)
Gross margin for the three quarters ended October 4, 2014	$42,647

SUNOPTA INC.	45	October 4, 2014 10-Q

Operating income in Consumer Products increased by $705, or 3.3%, to $22,190 for the three quarters ended October 4, 2014, compared to $21,485 for the three quarters ended September 28, 2013. The table below explains the increase in operating income:

Consumer Products Operating Income Changes
Operating income for the three quarters ended September 28, 2013	$21,485
Increase in gross margin, as explained above	3,089
Increase in corporate cost allocations	(2,337)
Higher general SG&A expenses	(47)
Operating income for the three quarters ended October 4, 2014	$22,190

Opta Minerals
For the three quarters ended	October 4, 2014	September 28, 2013	Change	% Change

Revenues	$105,667	$108,614	$(2,947)	-2.7%
Gross margin	16,688	18,530	(1,842)	-9.9%
Gross margin %	15.8%	17.1%		-1.3%

Operating income	$3,494	$5,070	$(1,576)	-31.1%
Operating income %	3.3%	4.7%		-1.4%

Opta Minerals contributed $105,667 in revenues for the three quarters ended October 4, 2014, compared to $108,614 for the three quarters ended September 28, 2013, a decrease of $2,947 or 2.7% . The table below explains the decrease in revenue:

Opta Minerals Revenue Changes
Revenues for the three quarters ended September 28, 2013	$108,614
Decreased volumes of abrasive and industrial mineral products	(6,943)
Higher volumes of steel and magnesium products, partially offset by reduced pricing	3,996
Revenues for the three quarters ended October 4, 2014	$105,667

Gross margin for Opta Minerals decreased by $1,842 to $16,688 for the three quarters ended October 4, 2014 compared to $18,530 for the three quarters ended September 28, 2013, and the gross margin percentage decreased by 1.3% to 15.8% . The decrease in gross margin as a percentage of revenue was due primarily to unfavorable changes in product mix, increased raw material costs and select pricing reductions within the steel and magnesium market. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the three quarters ended September 28, 2013	$18,530
Select pricing reductions for steel and magnesium products, partially offset by margin impact of increased volumes	(1,264)
Margin impact of lower volumes of abrasive and industrial mineral products, as well as increased raw material costs and decreased plant utilization	(578)
Gross margin for the three quarters ended October 4, 2014	$16,688

SUNOPTA INC.	46	October 4, 2014 10-Q

Operating income for Opta Minerals decreased by $1,576, or 31.1%, to $3,494 for the three quarters ended October 4, 2014, compared to $5,070 for the three quarters ended September 28, 2013. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating income for the three quarters ended September 28, 2013	$5,070
Decrease in gross margin, as explained above	(1,842)
Decrease in SG&A, primarily due to lower compensation costs through the rationalization and integration of acquired businesses	1,749
Increase in foreign exchange losses	(1,483)
Operating income for the three quarters ended October 4, 2014	$3,494

Corporate Services
For the three quarters ended	October 4, 2014	September 28, 2013	Change	% Change

Operating loss	$(8,168)	$(5,596)	$(2,572)	-46.0%

Operating loss at Corporate Services increased by $2,572 to $8,168 for the three quarters ended October 4, 2014, from a loss of $5,596 for the three quarters ended September 28, 2013. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the three quarters ended September 28, 2013	$(5,596)
Higher compensation-related costs due to increased headcount, short-term incentives, stock-based compensation and health benefits	(4,525)
Increased IT consulting, professional fees and other general office spending, including rent, utilities, supplies and travel	(1,636)
Decrease in foreign exchange gains	(315)
Increase in corporate management fees that are allocated to SunOpta operating groups	3,904
Operating loss for the three quarters ended October 4, 2014	$(8,168)

SUNOPTA INC.	47	October 4, 2014 10-Q

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

On October 14, 2014, The Organic Corporation (“TOC”) and certain of our other subsidiaries entered into a multipurpose facilities agreement with a syndicate of lenders (collectively, the “Lenders”), which provides for a total of €92,500 in financing via four main facilities: (i) an €80,000 revolving credit facility covering working capital needs; (ii) a €5,000 facility covering commodity hedging requirements; (iii) a €5,000 facility designated for letters of credit; and (iv) a €2,500 pre-settlement facility covering currency hedging requirements (collectively, the “Club Facility”). The €80,000 revolving credit facility replaces the previous €45,000 revolving credit facility of TOC and certain of its subsidiaries. The increased facility size will be used to support growth within our international sourcing and supply operations. There is no set maturity to the Club Facility and the Club Facility’s credit limit can be extended or adjusted based on the needs of the business and upon approval of the Lenders.

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

Also on May 8, 2014, certain financial covenants under the Opta Minerals credit agreement were amended for the quarterly periods ending June 30, 2014 through September 30, 2015. Opta Minerals was in compliance with all its financial covenants as at September 30, 2014.

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

SUNOPTA INC.	48	October 4, 2014 10-Q

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be limited.

Cash Flows

Cash flows for the quarter ended October 4, 2014

Net cash and cash equivalents increased $702 in the third quarter of 2014 to $7,429 as at October 4, 2014, compared with $6,727 at July 5, 2014, which primarily reflected operating cash flows of $18,000 and cash proceeds from the sales of assets of $5,688, mostly offset by the following uses of cash:

  net repayments under our line of credit facilities of $15,973;

  capital expenditures of $5,258, primarily related to expansion of our premium juice and aseptic production facilities and expansion of storage capacity at our Bulgarian grains handling and processing facility, operated as the Organic Land Corporation (“OLC”); and

  repayments of long-term debt of $1,502.

Cash provided by operating activities of continuing operations was $18,000 in the third quarter of 2014, compared with $10,009 in the third quarter of 2013, an increase of $7,991, reflecting the improved year-over-year operating performance within SunOpta Foods and a lower carryover of end-of-season inventories of raw grains and seeds, partially offset by increased working capital requirements to support the operating growth within SunOpta Foods.

Cash used in investing activities of continuing operations declined by $3,560 to $400 in the third quarter of 2014, compared with $3,960 in the third quarter of 2013, mainly due to a decrease in capital expenditures of $5,539, reflecting higher spending in the third quarter of 2013 related to an expansion of our aseptic processing and packaging operations, construction of our cocoa processing facility in the Netherlands, and expansion of production capabilities at OLC. We generated cash proceeds of $5,688 from the sale of certain of our sunflower production and storage facilities in the third quarter of 2014. In the third quarter of 2013, restricted cash of $6,495 was applied to the repayment of a credit facility used to pre-finance construction of equipment for our Dutch cocoa facility.

Cash used in financing activities of continuing operations was $16,801 in the third quarter of 2014, compared with $5,736 in the third quarter of 2013, an increase of $11,065, which mainly reflected a $11,045 increase in net repayments under our line of credit facilities, due primarily to higher operating cash flows and proceeds from the sale of assets, as well as reduced capital spending in the third quarter of 2014, compared with the third quarter of 2013.

Cash flows for the three quarters ended October 4, 2014

Net cash and cash equivalents decreased $1,108 in the first three quarters of 2014 to $7,429 as at October 4, 2014, compared with $8,537 at December 28, 2013, which primarily reflected the following uses of cash:

  net repayments under our line of credit facilities of $29,538;

  capital expenditures of $12,545, primarily related to expansion of our premium juice and aseptic production facilities, expansion of storage capacity at our Bulgarian grains handling and processing facility and completion of our cocoa processing facility in the Netherlands; and

  net repayments of long-term debt of $4,448.

These uses of cash were mostly offset by operating cash flows of $38,586; cash proceeds from the sales of assets of $5,688; and cash proceeds on the exercise of employee stock options of $2,996.

Cash provided by operating activities of continuing operations was $38,586 in the first three quarters of 2014, compared with $31,767 in the first three quarters of 2013, an increase of $6,819, reflecting the improved year-over-year operating performance within SunOpta Foods and a lower carryover of end-of-season inventories of raw grains and seeds, partially offset by increased working capital requirements to support the operating growth within SunOpta Foods. Cash used in operating activities related to discontinued operations in the first three quarters of 2013 of $4,608 mainly related to cash paid in connection with the CSOP arbitration settlement.

SUNOPTA INC.	49	October 4, 2014 10-Q

Cash used in investing activities of continuing operations declined by $23,233 to $8,443 in the first three quarters of 2014, compared with $31,676 in the first three quarters of 2013, mainly due to a decrease in capital expenditures of $20,228, reflecting higher spending in the first three quarters of 2013 related to an expansion of our aseptic processing and packaging operations, construction of our cocoa processing facility, expansion of production capabilities at OLC and expansion of our grains milling and roasting capacity. In addition, we generated proceeds of $5,688 from the sale of the sunflower facilities in the first three quarters of 2014. Also contributing to the year-over-year decline in cash used in investing activities was net cash paid of $3,828 to acquire OLC in the first quarter of 2013, offset by the decrease in restricted cash of $6,495.

Cash used in financing activities of continuing operations was $31,144 in the first three quarters of 2014, compared with cash provided of $4,553 in the first three quarters of 2013, an increase in cash used of $35,697, which mainly reflected net repayments under our line of credit facilities of $29,538 in the first three quarters of 2014, compared with net borrowings under those facilities of $7,854 in the first three quarters of 2013, reflecting reduced capital and business acquisition spending in the first three quarters of 2014, compared with the corresponding period of 2013, as well as higher year-over-year operating cash flows and proceeds from the sale of assets.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

Other than the amendments to the TOC and Opta Minerals credit agreements described above under “Liquidity and Capital Resources”, there have been no material changes outside the normal course of business in our contractual obligations since December 28, 2013.

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

SUNOPTA INC.	50	October 4, 2014 10-Q

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 4, 2014.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended October 4, 2014. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended October 4, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	51	October 4, 2014 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of legal proceedings, see note 12 to the interim consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 28, 2013. Other than described below, there have been no material changes to the previously-reported risk factors as of the date of this quarterly report. All of such previously reported risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company. The following disclosures are in addition to the risk factors reported in the Annual Report on Form 10-K for the year ended December 28, 2013.

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

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	52	October 4, 2014 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 12, 2014	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	53	October 4, 2014 10-Q

EXHIBIT INDEX

Exhibit No.	Description

10.1	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2014).

10.2

Amendment and Restatement Agreement, dated October 14, 2014, relating to a €92,500,000 Multipurpose Facilities Agreement, originally dated September 25, 2012, among The Organic Corporation B.V., Tradin Organic Agriculture B.V., SunOpta Foods Europe B.V., Tradin Organics USA Inc. and Trabocca B.V., as Borrowers, and ING Bank N.V., Cooperative Centrale Raiffeissen-Boerenleenbank B.A and Deutsche Bank AG, Amsterdam Branch, as Lenders (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 20, 2014).

31.1	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SUNOPTA INC.	54	October 4, 2014 10-Q