Form 10-K
period 2015-01-03
SunOpta Inc.
filed 2015-03-04
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2015

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

Large accelerated filer [X]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]  No [X]

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant’s common shares on July 5, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was $837,963,641. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of February 26, 2015 was 67,459,521.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.	January 3, 2015 10-K

SUNOPTA INC.
FORM 10-K
For the year ended January 3, 2015
TABLE OF CONTENTS

SUNOPTA INC.	2	January 3, 2015 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share data, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”. Amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. The following table sets forth, for the periods indicated, the rate of exchange for the Canadian dollar and euro, expressed in U.S dollars, based on Bank of Canada exchange rates. These rates are provided solely for convenience, and do not necessarily reflect the rates used by us in the preparation of our financial statements.

	Canadian Dollar		Euro
Year	Closing	Average	Closing	Average
2014	0.8502	0.9044	1.2004	1.3263
2013	0.9342	0.9706	1.3740	1.3282
2012	1.0035	1.0000	1.3216	1.2856

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

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

•	our ability to renew our North American syndicated credit facilities when they become due on July 27, 2016;

•	restrictions in our syndicated credit agreement on how we may operate our business;

•	our ability to meet the covenants of our credit facilities;

•	our European syndicated credit facilities are due on demand with no set maturity date;

•	our potential additional capital needs in order to maintain current growth rates, which may not be available favorable terms or at all;

•	our customers’ ability to choose not to buy products from us;

•	loss of a key customer;

•	changes in and difficulty in predicting consumer preferences for natural and organic food products;

•	the highly competitive industry in which we operate;

SUNOPTA INC.	3	January 3, 2015 10-K

•	an interruption at one or more of our manufacturing facilities;

•	the loss of service of our key management;

•	the effective management of our supply chain;

•	volatility in the prices of raw materials and energy;

•	enactment of climate change legislation;

•	unfavorable growing conditions due to adverse weather conditions;

•	dilution in the value of our common shares through the exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities;

•	impairment charges in goodwill or other intangible assets;

•	technological innovation by our competitors;

•	our ability to protect our intellectual property and proprietary rights;

•	substantial environmental regulation and policies to which we are subject;

•	significant food and health regulations to which SunOpta Foods is subject;

•	agricultural policies that influence our operations;

•	product liability suits, recalls and threatened market withdrawals that may be brought against us;

•	litigation and regulatory enforcement concerning marketing and labeling of food products;

•	our ability to realize the value of our investment in Opta Minerals Inc.;

•	we do not currently intend to pay any cash dividends on our common shares in the foreseeable future;

•	fluctuations in exchange rates, interest rates and certain commodities;

•	our ability to effectively manage our growth and integrate acquired companies; and

•	the volatility of our operating results and share price.

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

SUNOPTA INC.	4	January 3, 2015 10-K

PART I

Item 1. Business

INTRODUCTION

SunOpta, a corporation organized under the laws of Canada in 1973, is a leading global company operating businesses focused on a healthy products portfolio that promotes sustainable well-being. With expertise in “field-to-table” integration, we specialize in the sourcing, processing and packaging of natural, organic and specialty food products. Our core natural and organic food operations focus on value-added grain-, seed-, fruit- and vegetable-based product offerings, supported by a global sourcing and supply infrastructure. Using our integrated business models, we source organic and non-genetically modified (“non-GMO”) crops from growers and suppliers; we process these inputs into raw materials; we convert raw materials into food ingredients; and we process food ingredients into consumer-packaged products. As a general principle, we do not own or operate our own farms, retail stores, or extensively market our own consumer brands. Our assets, operations and employees are principally located in North America and Europe. We also hold an approximate 66% ownership position in Opta Minerals Inc. and its subsidiaries (“Opta Minerals”), a producer, distributor and recycler of industrial minerals, silica-free abrasives and specialty sands. Opta Minerals is a non-core holding.

Business Objectives, Goals and Strategies

Our vision is to be a recognized global leader in natural and organic food products that drive sustainable well-being. The objective of our business strategy is to maximize stakeholder value through:

•	Maximizing our customer centricity through key account management and a strong commitment to innovation.

•	Leveraging our global, integrated field-to-table supply chain capabilities and sustainability framework.

•	Cultivating engaged, accountable and talented employees who make effective decisions every day with a “One SunOpta” mindset.

To reach our objective, we have established the following goals, among others:

•

70% of sales mix to comprise core “multi-touch” products, utilizing our field-to-table production expertise—for example, internally sourced organic soybeans are processed and converted into liquid concentrated soy base for blending and packaging as aseptic soymilk.

•	60% of strategic capital spending allocated to core product categories.

•	10% internal revenue growth annually.

•	8% operating income as a percentage of revenues.

•	15% return on net assets.

In order to deliver on these goals we have developed the following core strategies:

•

To focus our natural and organic foods company on areas we can gain or further entrench our competitive advantage. This includes (i) focusing resources on our core products; (ii) focusing resources on key market categories and geographies; and (iii) identifying and pursuing strategically-aligned acquisitions.

•

To accelerate our growth by delivering more value to our customers. This includes (i) identifying key product categories, customers and competitors; (ii) enhancing innovation through shared research and development capabilities; and (iii) instituting key account management to better service customers.

•

To leverage the integrated platform we have built. This includes (i) standardizing and sharing expertise across operations to improve safety, quality, delivery and cost per unit; (ii) optimizing our field-to-table supply chain capabilities to deliver an outstanding customer experience; and (iii) improving performance on our five sustainability platforms.

SUNOPTA INC.	5	January 3, 2015 10-K

•

To engage all employees for maximum mutual benefit. This includes ensuring that the tools, training, communication and expectations of all employees are in place to support the achievement of our goals.

In summary, our intention is to continue to invest in and expand our natural and organic foods business, growing the business through multiple touches from raw materials through consumer-packaged products, and leveraging our asset base to produce our products effectively to increase profit margins.

Segment Information

We divide our operations into two industry segments:

•	SunOpta Foods, which accounted for approximately 89% of our fiscal 2014 consolidated revenues; and

•	Opta Minerals, which represented approximately 11% of our fiscal 2014 consolidated revenues.

In the fourth quarter of 2014, following the sale of our fiber and starch business (the “Fiber Business”), we implemented changes to our organizational structure to align and focus the operations of SunOpta Foods on two key “go-to-market” categories: ingredient sourcing and supply; and consumer-packaged products. Consequently, we realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to our Chief Executive Officer. We believe this new operational structure aligns well with SunOpta Foods’ integrated field-to-table business model and product portfolio. The Opta Minerals operating segment remained unchanged.

Effective with the realignment, we operate in the following three reportable segments:

•

Global Ingredients aggregates the Company’s North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.

•

Consumer Products manufactures and supplies branded and private label aseptic beverages; re-sealable pouch products; individually quick frozen (“IQF”) fruits and vegetables; fruit bases and toppings; premium juices; shelf stable juices and waters; and fruit- and grain-based snacks.

•

Opta Minerals processes, distributes and recycles industrial minerals, silica-free abrasives, and specialty sands for use in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries.

In addition, Corporate Services provides a variety of managerial, financial, operational, business development, information technology, human resource and administrative services to each of the operating segments from our headquarters in Brampton, Ontario, and our U.S. administrative office in Edina, Minnesota.

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

Business Development

We have invested in a number of internal growth projects and selective acquisitions to diversify our sources of supply, as well as to add capacity, improve profitability, and expand our value-added processing capabilities at a number of our facilities, as follows:

•

On March 2, 2015, we acquired Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S., with annual revenues of approximately $30,000. We paid approximately $13,300 in cash at closing, subject to certain post-closing adjustments, and may pay additional consideration contingent on the achievement of specified performance targets. This acquisition aligns with our strategy of growing our value-added consumer products portfolio and leveraging our integrated operating platform. Citrusource will be included in the Consumer Products operating segment.

SUNOPTA INC.	6	January 3, 2015 10-K

•

In December 2014, we announced a significant expansion project at our Allentown, Pennsylvania facility to meet continued customer demand for aseptically processed healthy beverages. The expansion will add aseptic beverage processing and filling capabilities to our Allentown facility, which currently produces re-sealable pouch products, creating a dual purpose consumer products facility that further leverages existing infrastructure while at the same time increasing our footprint to better serve North American and international customers. The new aseptic capabilities are expected to be in production in the fourth quarter of 2015, at an estimated initial cost of approximately $25 million, with room for further expansion at the facility as demand grows.

•

In the first quarter of 2014, we initiated a further expansion to our aseptic processing and packaging operations in Modesto, California, in order to meet committed customer demand and enable new growth opportunities. In connection with this expansion, we have added a third processor at the Modesto facility, which is expected to be commissioned in the first quarter of 2015, as well as two additional multi-serve (liter/quart) fillers. The first of these new fillers commenced production in February 2015, with the second expected to be commissioned early in the second quarter of 2015. This expansion was necessary in order to meet increased product demand from new and existing customers across a broad array of categories including non-dairy, nutritional beverages and dairy.

•

In the second half of 2013, we expanded our aseptic processing and packaging operations at Modesto and in Alexandria, Minnesota with the installation of an additional multi-serve filler (liter/quart) at each operation, as well as two single-serve (200/250ml) fillers at the Modesto operation. The addition of further processing and packaging capabilities was in response to continued growth in the non-dairy and alternative beverage categories that we currently serve, as well as adjacent categories such as organic dairy and nutritional beverages. The new fillers also provide unique capabilities and have provided opportunities to bring new and innovative products in a new aseptic package format to the market, further enhancing the profitability of these operations.

•

In the third quarter of 2013, we completed the construction of our cocoa processing facility in Middenmeer, the Netherlands, which specializes in the processing of organic and fair trade certified cocoa beans into derivatives, such as organic cocoa powder, butter, and liquor. Operating as “Crown of Holland”, the facility provides capacity to accommodate our organic and specialty cocoa business that was previously processed by third parties. All cocoa beans processed at this facility are sourced internally through our international sourcing and supply operations. The facility has annual processing capacity of approximately 9,000 metric tons of raw cocoa.

•

Also in the third quarter of 2013, we completed the commissioning of the third and fourth flexible re-sealable pouch filling lines at our Allentown facility. We installed these two additional lines to create additional capacity to meet anticipated demand. We entered the flexible, re-sealable pouch business in 2011 with the installation of two pouch filling lines at a third-party production facility in California. The flexible re-sealable pouch is applicable to a wide range of product categories including natural and organic fruit and vegetable snacks, apple sauces, tomato products, baby food, yogurts, toppings, and a variety of beverages.

•

On December 31, 2012, we acquired a grains handling and processing facility located in Silistra, Bulgaria and operated as the Organic Land Corporation OOD (“OLC”), for cash consideration of $3,898. The facility is located near a protected and chemical-free agricultural area, which produces organic products including sunflower, flax seed, corn, barley and soybeans. We had been sourcing non-GMO sunflower kernel from OLC since late 2011. This acquisition diversified our non-GMO and organic sunflower processing operations and should allow us to expand our capabilities into the other organic products grown in the region. OLC’s operations are included in the Global Ingredients reportable segment.

We have also taken the following strategic actions in relation to certain non-core assets in order to focus our platform on our core natural and organic foods business:

•

In December 2014, we completed the sale of the Fiber Business for $37.5 million, subject to certain closing adjustments. The Fiber Business included five facilities located in Louisville, Kentucky, Cedar Rapids, Iowa, Cambridge, Minnesota, Fosston, Minnesota, and Galesburg, Illinois, and accounted for approximately four percent of SunOpta Foods’ total revenues in fiscal years 2014, 2013 and 2012. The Fiber Business was formerly part of the former Value Added Ingredient operating segment. The sale of the Fiber Business aligns with our stated strategies and enhances our focus on the faster growing areas of our business that fit our vertically integrated business model, leveraging our global sourcing, supply and ingredient capabilities.

SUNOPTA INC.	7	January 3, 2015 10-K

•

On October 31, 2014, Enchi Corporation (“Enchi”) (formerly Mascoma Corporation) completed the sale of its yeast business in exchange for cash and certain royalty rights based on future sales of the yeast products by the purchaser. Following completion of this transaction by Enchi, we continue to hold a non-controlling interest in the remaining assets of Enchi, including the royalty rights for the yeast business.

•

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

Other Developments

Retirement of Director

Effective December 31, 2014, Vic Hepburn retired from the Board of Directors of SunOpta. Mr. Hepburn had been a member of the Board of Directors since September 2008 and was previously serving as both Chair of the Audit Committee and a member of the Compensation Committee.

Appointment of New Director

On October 28, 2014, we announced the appointment of Margaret Shan Atkins to the Board of Directors of SunOpta. Ms. Atkins joins the board as an independent director and brings more than three decades of broad business experience to SunOpta, as well as extensive experience as a director of other publicly traded companies in both the U.S. and Canada. Ms. Atkins succeeded Mr. Hepburn as Chair of the Audit Committee.

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

SUNOPTA INC.	8	January 3, 2015 10-K

SUNOPTA FOODS

Introduction

SunOpta Foods has been built through business acquisitions and significant internal growth. The following is a summary listing of acquisitions that we have acquired and retained since the inception of SunOpta Foods. This summary does not include acquisitions that were subsequently divested.

Date of Acquisition	Business Operations Acquired	Reportable Segment
August 3, 1999	Sunrich Inc.	Global Ingredients
August 15, 2000	Certain assets of Hoffman Aseptic	Consumer Products
September 18, 2000	Northern Food and Dairy, Inc.	Consumer Products and
Global Ingredients
March 14, 2001	First Light Foods Inc.	Consumer Products
May 8, 2003	Kettle Valley Dried Fruit Ltd.	Consumer Products
November 1, 2003	SIGCO Sun Products, Inc.	Global Ingredients
December 1, 2003	Sonne Labs, Inc.	Global Ingredients
September 13, 2004	51% of the outstanding shares of Organic Ingredients, Inc.	Consumer Products
(The remaining 49% of the outstanding shares were
acquired on April 5, 2005)
June 2, 2005	Earthwise Processors, LLC	Global Ingredients
June 20, 2005	Cleugh’s Frozen Foods, Inc.	Consumer Products
July 13, 2005	Pacific Fruit Processors, Inc.	Consumer Products
November 7, 2006	Hess Food Group LLC	Consumer Products
August 7, 2007	Operating assets of a soymilk manufacturing facility in	Consumer Products
Heuvelton, New York
April 2, 2008	The Organic Corporation	Global Ingredients
November 8, 2010	Dahlgren & Company, Inc.	Global Ingredients
December 14, 2010	Assets of Edner of Nevada, Inc.	Consumer Products
August 5, 2011	Assets of Lorton’s Fresh Squeezed Juices, Inc.	Consumer Products
December 31, 2012	Organic Land Corporation OOD	Global Ingredients

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

•

Invest in value-added processing assets, including expanded aseptic beverage and re-sealable pouch processing and packaging capabilities and capacities, which add further value to sourced raw materials and processed food ingredients.

•

Invest in healthy convenience and nutritious portable (“on-the-go”) foods via both internal growth opportunities and acquisitions, driven by our belief that these categories will continue to be a strong area of growth for natural and organic food products.

•	Expand the number of customer private label natural and organic programs including alternative beverages, frozen fruit, fruit beverages, re-sealable pouch and healthy convenience food categories.

•

Develop value-added natural and organic food ingredient solutions to meet the demands of food manufacturers wanting to improve the healthfulness of their products or expand into the natural and organic markets.

•	Diversify the range of organic and non-GMO grain-, seed-, fruit- and vegetable-based products that we market, including via the acquisition of businesses that integrate into our value-added platform.

•	Expand our ability to source and supply natural and organic food products worldwide.

•	Develop and expand our operations outside of North America via acquisitions or by entering into partnerships and strategic alliances with food producers internationally.

SUNOPTA INC.	9	January 3, 2015 10-K

Global Ingredients

Operations and Product offerings—Global Ingredients

Global Ingredients aggregates our North American and international raw material sourcing and supply operating segments focused on the procurement, processing and sale of specialty and organic grains, seeds, fruits, grain- and cocoa-based ingredients, and other commodities, which are used primarily in applications serving the natural and organic food industry. Its operations are centered in Edina, Minnesota, Santa Cruz, California and Amsterdam, the Netherlands.

Global Ingredients sources products from approximately 65 countries around the world, which include:

•

Identity preserved (“IP”), non-GMO and organic seeds and grains including soy, corn and sunflower for food applications, with control maintained at every stage of production, from seed selection and growing through storage, processing and transportation.

•	Seed- and grain-based animal feed and pet food products that originate from select organic and non-GMO soy, corn, sunflower and other commodities.

•	Organic fruit- and vegetable-based raw materials and ingredients, sweeteners, cocoa, coffees, ancient grains, nuts, seeds and pulses and other organic food products.

Global Ingredients also engages in processing and contract manufacturing services that include:

•	Seed and grain conditioning services for soy, corn and sunflower.

•	Grain milling for corn, with various granulations and batch sizing.

•	Coffee and sesame seed processing.

•	Dry and oil roasting and packaging, including in-shell sunflower and sunflower kernels, corn and soy snacks.

•	Liquid (concentrates and oil) and dried format seed-, grain- and cocoa-based ingredients utilizing non-GMO and organic soy, corn, sunflower, rice, and cocoa.

•	Specialty organic functional ingredients, including maltodextrins, tack blends, flavor enhancing products, including snack coatings, cheese powders and flavor systems.

Competition—Global Ingredients

Food ingredients are considered unique niche items often sourced, developed or processed for specific customers or industry segments. Global Ingredients competes with large seed, grain, raw material and specialty ingredient suppliers for customers and competes with other companies active on the international commercial seed, grain and raw material procurement market for supply. Its non-GMO and organic specialty products compete in the smaller niche commercial non-GMO and organic seed, grain and raw material markets. Key to competing in these markets is access to transportation, supply and relationships with producers. Competitors include major food companies with food ingredient divisions, other food ingredient and sourcing companies, and consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have financial and technical resources, as well as production and marketing capabilities that are greater than our own.

The international organic food industry is very competitive due primarily to the limited worldwide supply of organic raw materials. Global Ingredients competes with worldwide brokers, traders and food processors for the limited supply of organic raw material ingredients. In many cases, it will enter into exclusive arrangements with growers and/or processors of key strategic commodities to control the reliability of its supply chain.

SUNOPTA INC.	10	January 3, 2015 10-K

Distribution, Marketing, and Sales—Global Ingredients

As a leading provider of IP, non-GMO and organic, grains, seeds, grain- and cocoa-based ingredients, and other raw materials, Global Ingredients has well established sales and marketing capabilities, including technically oriented sales teams strategically located close to specific geographic sourcing and/or sales regions. Its specialty grains, seeds and other raw materials and ingredients are sold to food manufacturers and producers worldwide, including some of the largest U.S. consumer-packaged food companies, with approximately 50% of the customer base being international. In addition, in our estimation, it maintains one of the largest organic raw material ingredient sourcing and supply networks in the world, working closely to develop and manage global organic supply and link these supplies with diverse customer needs. It also provides procurement and ingredient processing support to the Consumer Products operating segment.

Suppliers—Global Ingredients

Global Ingredients has an extensive established IP, organic soy, corn and sunflower grower network in North America, with many relationships existing for over 25 years. It also has a network of growers in Europe, South America, Africa and Asia. Because weather conditions and other factors can limit the availability of raw materials in a specific geography, it continues to focus on expanding production and sourcing capabilities to other parts of the world to ensure supply in years when local production is below normal levels. By diversifying supply, it also has the ability to divert available product based on market demand and customer requirements in order to maximize return.

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

Consumer Products

Operations and Product Offerings—Consumer Products

Consumer Products provides natural and organic food products that are primarily consumer-packaged to major global food manufacturers, food service distributors and retailers with a variety of branded and private label products.

Consumer Products’ packaged food products include:

•

Aseptic beverages including soy, almond, rice, coconut, sunflower and other non-dairy and alternative beverages, as well as adjacent categories such as organic dairy and nutritional beverages, including milk, broths and teas. Specializing in aseptic product offerings, Consumer Products produces a variety of pack sizes, including multi- serve and single-serve formats, all shelf stable with long shelf lives.

•

Organic and conventional re-sealable pouch products, in a variety of pack sizes and shapes, containing a variety of products including baby food, puddings, sauces, healthy fruit, vegetable and protein based snacks serving the adult nutrition category.

•

Organic and conventional beverage products, including shelf stable and refrigerated juices; specialty beverages; vitamin and electrolyte waters; and energy drinks. Consumer Products partners with third-party fillers to provide extended shelf life refrigerated packaging formats to its customers.

•

Nutritious snacks including natural and organic fruit-based snacks in bar, twist, rope and bite size shapes, with the ability to add a variety of ingredients; and baked and extruded nutrition (protein, energy and meal replacement) bars using a wide variety of ingredients including grains, proteins and other ingredients.

•	IQF natural and organic frozen fruits and vegetables, including strawberries, blueberries, raspberries, peppers, broccoli and many other items.

•

Specialty fruit toppings and bases, which are custom formulated to provide unique flavor and texture profiles for a wide range of specialized applications. Applications include fruit bases for yogurts, ice creams, cheeses, smoothies, shakes, frozen desserts, bakery fillings, health bars, various beverages, dressings, marinades, dips and sauces, and fruit toppings for food service applications.

SUNOPTA INC.	11	January 3, 2015 10-K

Competition—Consumer Products

Consumer Products faces competition when securing seed, grain, fruit, vegetable and dairy raw materials; however, due to the location of its processing facilities, it is able to source these raw materials from a number of growing regions and suppliers. It sources from a number of domestic and worldwide growers, processors and traders, including Global Ingredients, which provides a number of core raw materials for further processing.

Consumer Products’ aseptic and refrigerated beverages, pouch and snack products compete with the offerings of major food manufacturing companies, as well as a number of other regional manufacturers. Its frozen fruit and vegetable and fruit ingredient products compete with processors primarily in the Western U.S. and Mexico, and frozen fruit imports from Mexico, South America, Europe and Asia. In many cases, Mexican, South American, European and Asian competitors are able to achieve greater cost efficiencies due to lower relative costs of living and costs of supply in these regions.

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

Suppliers—Consumer Products

Consumer Products’ raw materials are subject to the availability of seed, grain, fruit, vegetable and dairy supply, which is based on conditions that are beyond our control. Seeds and grains are sourced through Global Ingredient’s established grower network. Frozen fruits, berries, and vegetables are sourced directly from a large number of suppliers throughout the U.S., Mexico and globally, or through Global Ingredients. Organic dairy ingredients are sourced from independent distributors.

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

U.S. Regulations

SunOpta Foods is required to comply with the regulations and policies promulgated by the Environmental Protection Agency (“EPA”) and corresponding state agencies, as well as the USDA, the Grain Inspection, Packers and Stockyard Administration, the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), Occupational Safety and Health Administration (“OSHA”) and the Commodities and Futures Trading Commission.

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

SUNOPTA INC.	12	January 3, 2015 10-K

•	agricultural management practices intended to promote and enhance ecosystem health;

•	no genetically engineered seeds or crops, sewage sludge, long-lasting pesticides, herbicides or fungicides; and

•	food processing practices intended to protect the integrity of the organic product and disallow irradiation, genetically modified organisms or synthetic preservatives.

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

Food-Related Regulations

As a manufacturer and distributor of food products, SunOpta Foods is also subject to a number of federal, state and local food-related regulations, including, but not limited to, the Federal Food, Drug and Cosmetic Act of 1938 (the “FDCA”) and regulations promulgated thereunder by the FDA. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the U.S. The FDA:

•	regulates manufacturing practices for foods through its current good manufacturing practices regulations;

•	specifies the standards of identity for certain foods, including many of the products we sell; and

•	prescribes the format and content of certain information required to appear on food product labels.

Some of the key food safety and food labeling regulations in the U.S. include, but are not limited to, the following:

1.	Food Safety Regulations

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

SUNOPTA INC.	13	January 3, 2015 10-K

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

FDA Generally Regarded as Safe Regulations

Food ingredients can be classified into four groups including: food additives; color additives; prior sanctioned substances, and Generally Regarded as Safe (“GRAS”) substances. In particular, a food additive is a substance, “the intended use of which results or may reasonably be expected to result, directly or indirectly, either in their becoming a component of food or otherwise affecting the characteristics of food”. Food additives require premarket approval under the 1958 Food Additive Amendments to the FDCA as administered by FDA. However, in enacting those amendments, Congress recognized that many substances intentionally used in a manner whereby they are added to food would not require a formal premarket review by FDA to assure their safety, either because their safety had been established by a long history of use in food or by virtue of the nature of the substances, their customary or projected conditions of use, and the information generally available to scientists about the substances. Congress thus excluded from the definition of “food additive” substances that are generally recognized, among qualified experts, as having been adequately shown through scientific procedures to be safe under the conditions of their intended use, or GRAS.

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

SUNOPTA INC.	14	January 3, 2015 10-K

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

A number of SunOpta Food’s products are being marketed pursuant to GRAS self-affirmation. We believe that a majority of products for which we have commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, we decide whether self-affirmation procedures and a GRAS notification will be appropriate. For those components that do not qualify for GRAS, we may be required to file a Food Additive Petition. In the event that a petition is required, we may elect to sell or license its rights to manufacture, market, and distribute the component to another party.

Environmental Regulations

SunOpta Foods is also subject to various U.S. federal, state and local environmental regulations. Some of the key environmental regulations in the U.S. include, but are not limited to, the following.

•	Air quality regulations – air quality is regulated by the EPA and certain city/state air pollution control groups. Emission reports are filed annually.

•

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

•	Sewer regulations – we have agreements with the local city sewer districts to treat waste at specified limits of BOD and TSS. This requires weekly/monthly reporting as well as annual inspection.

•	Hazardous chemicals regulations – Various reports are filed with local city/state emergency response agencies to identify potential hazardous chemicals being used in our facilities.

•	Storm water – all facilities are inspected annually and must comply with an approved storm water plan to protect water supplies.

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

•

Food and Drug Regulations (under the FADA) – food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labelling, advertising and marketing, and licensing requirements.

SUNOPTA INC.	15	January 3, 2015 10-K

•

Organic Products Regulations, 2009 (“OPR”) (under the CAPA) – the OPR require mandatory certification to the revised national organic standard for agricultural products that are to be represented as organic in international and inter- provincial trade, or that bear the federal organic agricultural product legend (or federal logo). Except for certain exceptions and conditions, a U.S.-Canada Organic Equivalence Arrangement is currently in place whereby agricultural products produced and processed in conformity with the U.S. Organic Foods Production Act and the Canadian OPR are deemed to have been produced and processed in accordance with the OPR and may be sold, labelled or represented in Canada as organic.

•

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

We are subject to Dutch and European Commission (“EC”) regulations and policies. Our European subsidiary, TOC, is involved in the sourcing, supplying, processing, marketing, selling and distribution of organic food products and, as such, is subject to standards for production, labeling and inspection of organic products contained in EC Regulation 2092/91 (and its subsequent amendments). TOC is certified by Skal, the inspection body for the production of organic products in the Netherlands. Products certified as organic by an EU-recognized inspection body, such as Skal, can be marketed within the entire EU. In addition, under the terms of an equivalency arrangement between the U.S. and the EU, organic operations certified to the USDA organic or EU organic standards may be labeled and sold as organic in both the U.S. and EU.

TOC is also affected by general food legislation both at EU and Dutch level relating to product safety and hygiene, among others. TOC is Hazard Analysis and Critical Control Point certified in the Netherlands and manages a fully computerized system that manages the traceability of each product. In addition, TOC also considers and abides by EU and local legislation with regard to packaging and packaging waste. TOC is also subject to the regulations and policies of the countries outside of the EU in which it operates, including China and Ethiopia.

Research and Development—SunOpta Foods

Research and development and new product and process innovation are key priorities of SunOpta Foods and initiatives are focused on continuous improvement of our existing product portfolios and continuing efforts to improve production process to reduce costs and improve efficiencies, as well as the development of innovative new products. Innovation is a key pillar for us and a necessity in the natural and organic foods categories.

SunOpta Food’s extensive applications and research and development expertise is organized around the following product categories:

•	integrated consumer product applications focused on healthy beverage and healthy snack options;

•	value-added food ingredients focused on seed-, grain-, fruit, and vegetable-based applications; and

•	raw material applications including seeds, grains, fruits, vegetables, sweeteners, and others for use in consumer products.

Our product development team includes highly trained and experienced food scientists and technologists that are dedicated to both the development of unique new product offerings plus addressing product development opportunities for our customers including new and custom formulations, innovations in packaging formats, and new production processes and applications. Applications and technical support provided to our customers include all aspects of product development from concept to commercial launch, as well as ongoing manufacturing and processing support.

SunOpta Foods continues to develop new products to maximize the capabilities of our aseptic packaging facilities in Modesto, California and Alexandria, Minnesota, and our facility in-development in Allentown, Pennsylvania, including the development of non-dairy based beverages that address the growing consumer demand for beverages that satisfy allergy concerns and provide a unique nutritional profile, as well as teas, organic dairy and nutritional beverages. The expanding interest to incorporate grain-based foods in consumers’ diets also creates numerous opportunities to develop ingredients that can be incorporated into food developers’ menu items.

SUNOPTA INC.	16	January 3, 2015 10-K

In addition, SunOpta Foods continues to expand its product portfolio via the addition of new ingredient offerings that can be used to improve the nutritional content and functionality of a variety of foods. Many of our ingredient solutions can be used in products in order to qualify for a “whole grain” claim.

SunOpta Foods also continues to develop new fruit-based beverages, fruit- and grain-based snacks, nutrition bars and fruit based re-sealable pouch products, as well as innovative fruit ingredient systems for the dairy, food service and beverage industries. We are continually looking to develop new value-added products for our customers that leverage our global sourcing and supply capabilities.

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

Properties—SunOpta Foods

As at January 3, 2015, SunOpta Foods operated 22 processing facilities in 8 U.S. states, as well as China, Ethiopia, Bulgaria and the Netherlands. SunOpta Foods also owns and leases a number of office and distribution locations in the U.S., Canada, the Netherlands, Ethiopia and China, and leases and utilizes public warehouses to satisfy its storage needs. For more details see Item 2. Properties, elsewhere in this report.

OPTA MINERALS

Introduction

Opta Minerals, a majority-owned subsidiary, is a vertically integrated provider of custom process solutions and industrial minerals products. We acquired Opta Minerals (formerly known as Barnes Environmental and Industrial) in 1995. Since then, Opta Minerals has grown steadily through a combination of internal growth and strategic acquisitions in Canada, the U.S., and Europe. In February 2005, we sold approximately 29% of the outstanding common shares of Opta Minerals as part of an initial public offering. As at January 3, 2015, our ownership position in Opta Minerals was approximately 66%. The common shares of Opta Minerals are traded on the Toronto Stock Exchange (“TSX”), under the symbol “OPM”.

Business Development

Opta Minerals has completed the following acquisitions over the last three fiscal years:

•

In August 2012, Opta Minerals acquired approximately 94% of the outstanding common shares of WGI Heavy Metals, Incorporated (“WGI”). In November 2012, Opta Minerals completed the acquisition of the remaining outstanding common shares of WGI. Opta Minerals paid total cash consideration of $14,968. WGI’s principal business is the processing and sale of industrial abrasive minerals, and the sourcing, assembly and sale of ultra-high pressure waterjet cutting machine replacement parts and components. This acquisition complemented Opta Minerals’ existing product portfolio and expanded product line offerings to new and existing customers.

SUNOPTA INC.	17	January 3, 2015 10-K

•

In February 2012, Opta Minerals acquired all of the outstanding common shares of Babco Industrial Corp. (“Babco”) located in Regina, Saskatchewan for cash at closing of $17,530, subject to customary post-closing purchase price adjustments, plus contingent consideration based on the achievement of certain earnings targets over the next five years. Babco is an industrial processor and supplier of petroleum coke, synthetic slag, ladle sand and crushed graphite. This acquisition complemented Opta Minerals’ existing product portfolio and provided for additional product line offerings to new and existing customers in the region.

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

Properties—Opta Minerals

Opta Minerals’ operations in the U.S. and Canada service much of North America. Opta Minerals has built or acquired facilities at locations along the east and southern coasts of the U.S. where steel making, shipbuilding, ship repair, bridge cleaning and roofing shingle production activities are concentrated. Multiple facilities allow for fast and economic service and have enabled Opta Minerals to broaden its product lines to supply wider markets and applications from these facilities.

Opta Minerals’ operations in Europe service major integrated steel mill customers, as well as a variety of other industries in Europe and represents a platform for continued growth in European markets.

For more details, see Item 2. Properties, elsewhere in this report.

SUNOPTA INC.	18	January 3, 2015 10-K

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

Opta Minerals obtains key raw materials such as magnesium, lime, coal slag, copper slag, nickel slag, petroleum coke and garnet from a wide variety of global sources. Copper slag is supplied by both domestic and foreign mining and refining companies. Coal slag is supplied on an exclusive basis from U.S. power plants and other suppliers. Petroleum coke is supplied primarily by a Canadian petroleum refiner. Opta Minerals produces industrial garnet derived from a waste mining stream at its Keeseville, New York facility, and from company-operated garnet processing operations in Idaho. In addition, it has agreements with multiple mines in China and suppliers in India to market their garnet in North America, South America and Europe. Opta Minerals also purchases significant quantities of magnesium for its mill and foundry services operations from manufacturers located primarily in China, Eastern Europe and the Middle East.

SUNOPTA INC.	19	January 3, 2015 10-K

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

Since we acquired Opta Minerals in 1995, we believe it has been in material compliance with all applicable environmental legislation and has not been subject to any significant actions by regulatory authorities. Based on known existing conditions, all facilities are currently in material compliance with all environmental permitting requirements of the local authorities and are reviewed on an annual basis. These permits generally cover air and ground water at those facilities where applicable. Absent any currently unforeseen changes to applicable legislation, we anticipate that future costs relating to environmental compliance will not have a material adverse effect on our financial position.

CORPORATE SERVICES GROUP

The corporate office of SunOpta is located in Brampton, Ontario. In addition, centralized information technology, human resources, operations, research and development, and financial shared services groups are located in Edina, Minnesota. Employees of the Corporate Services Group provide support services across the organization including management, finance, operations, business development, information technology, human resources and administrative functions.

ENVIRONMENTAL HAZARDS

We believe that, with respect to both our operations and real property, we are in material compliance with environmental laws at all of our locations.

EMPLOYEES

As of January 3, 2015, we had a total of 1,754 (December 28, 2013 – 1,828) employees as follows:

Segment	Employees
SunOpta Foods	1,287
Opta Minerals	338
Corporate Services	129
Total	1,754

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

SUNOPTA INC.	20	January 3, 2015 10-K

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

Our European syndicated credit facilities are due on demand with no set maturity date and our business may be adversely affected if we cannot maintain these facilities on an ongoing basis

Our European syndicated credit facilities are due on demand with no set maturity date. We may not be able to replace these facilities in timely manner should the syndicate decide to not provide credit. If we were unable to replace the current facilities, this would impact our ability to finance our European-based operations, requiring us to scale back these operations and use of working capital. Alternatively, replacing the facilities on less favorable terms would have a direct impact on our profitability and operating flexibility.

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

SUNOPTA INC.	21	January 3, 2015 10-K

Loss of a key customer could materially reduce revenues and earnings

Although we had no customers that represented over 10% of revenues for the year ended January 3, 2015, the loss or cancellation of business with any of our larger customers could materially and adversely affect our business, financial condition or results of operations.

Consumer preferences for natural and organic food products are difficult to predict and may change

Approximately 89% of our fiscal 2014 revenues were derived from SunOpta Foods. Our success depends, in part, on our ability and our customers' ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated foods platform, or our failure to maintain our current market position, could reduce our sales and harm our business. Consumer trends change based on a number of possible factors, including nutritional values, a change in consumer preferences or general economic conditions. Additionally, there is a growing focus among some consumers to buy local food products in an attempt to reduce the carbon footprint associated with transporting food products from longer distances, which could result in a decrease in the demand for food products and ingredients that we import from other countries or transport from remote processing locations or growing regions. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business.

We operate in a highly competitive industry

We operate businesses in highly competitive product and geographic markets in the U.S., Canada, Europe and various international markets. SunOpta Foods competes with various U.S. and international commercial grain procurement marketers, major companies with food ingredient divisions, other food ingredient companies, trading companies, and consumer-packaged food companies that also engage in the development and sale of food ingredients and other food companies involved in natural and organic foods. These competitors may have financial resources and staff larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, results of operations and financial condition may be materially impacted.

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

If we lose the services of our key management, our business could suffer

Our prospects depend to a significant extent on the continued service of our key executives, and our continued growth depends on our ability to identify, recruit and retain key management personnel. We are also dependent on our ability to continue to attract, retain and motivate our personnel. We do not carry key person life insurance on any of our executive officers, with the exception of Opta Minerals, which carries key person life insurance on their President and Chief Executive Officer. If we lose the services of our key management or fail to identify, recruit and retain key personnel, our business, results of operations and financial condition may be materially and adversely impacted.

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

SUNOPTA INC.	22	January 3, 2015 10-K

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

Climate change legislation could have an impact on our financial condition and consolidated results of operations

Legislative and regulatory authorities in the U.S., Canada and internationally will likely continue to consider numerous measures related to climate change and greenhouse gas emissions. In order to produce, manufacture and distribute our products, we and our suppliers, use fuels, electricity and various other inputs that result in the release of greenhouse gas emissions. Concerns about the environmental impacts of greenhouse gas emissions and global climate change may result in environmental taxes, charges, regulatory schemes, assessments or penalties, which could restrict or negatively impact our operations, as well as our suppliers, who would likely pass all or a portion of their costs along to us. We may not be able to pass any resulting cost increases along to our customers. Any enactment of laws or passage of regulations regarding greenhouse gas emissions or other climate change legislation by the U.S., Canada or any other international jurisdiction where we conduct business could adversely affect our financial condition and results of operations.

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

The exercise of stock-based awards, participation in our employee stock purchase plan and issuance of additional securities could dilute the value of our common shares

The exercise of stock-based awards, participation in our employee stock purchase plan, and issuance of additional securities could result in dilution in the value of our common shares and the voting power represented thereby. Furthermore, to the extent common shares are issued pursuant to the exercise of stock-based awards, participation in our employee stock purchase plan and issuance of additional securities, our share price may decrease due to the additional amount of common shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others, which could place further downward pressure on our share price. Moreover, the holders of our stock options may hedge their positions in our common shares by short selling our common shares, which could further adversely affect our stock price.

SUNOPTA INC.	23	January 3, 2015 10-K

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

SUNOPTA INC.	24	January 3, 2015 10-K

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

Examples of laws and regulations that affect SunOpta Foods include laws and regulations applicable to:

•	the use of seed, fertilizer and pesticides;

•	the purchasing, harvesting, transportation and warehousing of seeds, grain and other products;

•	the processing and sale of food, including wholesale operations; and

•	the product labeling and marketing of food and food products, food safety and food defense.

These laws and regulations affect various aspects of our business. For example, as described in more detail under “Business – Regulation – SunOpta Foods” in Item 1 of this report, certain food ingredient products manufactured by SunOpta Foods are regulated under the 1958 Food Additive Amendments of FDCA, as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is generally regarded as safe, or GRAS, under the conditions of its intended use by qualified experts in food safety. We believe that most products and ingredients for which we have commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. As a result, we may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS. In addition, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as “certified organic” and we currently manufacture a number of organic products that are covered by these regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our “organic” certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our “organic” certifications could materially harm our business, results of operations and financial condition.

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

SUNOPTA INC.	25	January 3, 2015 10-K

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

The Company does not currently intend to pay any cash dividends on its common shares in the foreseeable future; therefore, the Company’s shareholders may not be able to receive a return on their common shares until the shares are sold

The Company has never paid or declared any cash dividends on its common shares. The Company does not anticipate paying any cash dividends on its common shares in the foreseeable future because, among other reasons, the Company currently intends to retain any future earnings to finance the growth of its business. The future payment of dividends will be dependent on factors such as cash on hand and achieving profitability, the financial requirements to fund growth, the Company’s general financial condition and other factors the board of directors of the Company may consider appropriate in the circumstances. Until the Company pays dividends, which it may never do, its shareholders will not receive a return on their common shares until the shares are sold.

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

SUNOPTA INC.	26	January 3, 2015 10-K

We may not be able to effectively manage our growth and integrate acquired companies

From time to time we may pursue acquisition opportunities that are consistent with our overall growth strategy. Our ability to effectively integrate acquisitions, including our ability to realize potentially available marketing opportunities and cost savings in a timely and efficient manner will have a direct impact on our future results. We may encounter problems in connection with the integration of any new businesses, such as challenges relating to the following:

•	integration of an acquired company’s products into our product mix;

•	the amount of cost savings that may be realized as a result of our integration of an acquired product or business;

•	unanticipated quality and production issues with acquired products;

•	adverse effects on business relationships with suppliers and customers;

•	diversion of management attention;

•	difficulty with personnel and loss of key employees;

•	implementation of an integrated enterprise-wide accounting and information system and consolidation of back office accounting;

•	compatibility of financial control and information systems;

•	exchange rate risk with respect to acquisitions outside the U.S.;

•	potential for patent and trademark claims or other litigation against or involving the acquired company; and

•	in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences.

Our operating results and share price are subject to significant volatility

Our net sales and operating results may vary significantly from period to period due to:

•	changes in our customers and/or their demand;

•	changes in our operating expenses;

•	management’s ability to execute our business strategies focused on improved operating earnings;

•	organizational and personnel changes;

•	interruption in operations at our facilities;

•	product recalls or market withdrawals;

•	legal and administrative cases (whether civil, such as environmental or product related, or criminal), settlements, judgments and investigations;

•	foreign currency fluctuations;

•	supply shortages or commodity price fluctuations; and

•	general economic conditions.

SUNOPTA INC.	27	January 3, 2015 10-K

In addition, our share price may be highly volatile compared to larger public companies. Certain announcements could have a significant effect on our share price, including announcements regarding:

•	fluctuations in financial performance from period to period;

•	mergers, acquisitions and/or divestitures, either by the Company or key competitors;

•	changes in key personnel;

•	strategic partnerships or arrangements;

•	litigation and governmental inquiries;

•	changes in governmental regulation and policy;

•	patents or proprietary rights;

•	changes in consumer preferences and demand;

•	new financings; and

•	general market conditions.

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

•	effect service of process within the U.S. on us or certain of our executive officers and directors;

•	enforce judgments obtained in U.S. courts against us or certain of our executive officers and directors based upon the civil liability provisions of the U.S. federal securities laws;

•	enforce, in a court outside of the U.S., judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; or

•	bring an original action in a court outside of the U.S. to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

Item 1B. Unresolved Staff Comments

None.

SUNOPTA INC.	28	January 3, 2015 10-K

Item 2. Properties

Our primary facilities in each of our segments are as follows:

SunOpta Foods

SunOpta Foods operates from the following locations, which are owned unless otherwise noted.

Location	State/Province/ Country	Reportable Segment	Facility Description
Brampton	Ontario	Corporate Services	Corporate head office
Edina (Lease)(1)	Minnesota	Corporate Services	Corporate, information technology, human resources, operations, research and development, finance shared services and Consumer Products head office
Hope	Minnesota	Global Ingredients	Grain processing and Raw Material Sourcing and Supply head office
Breckenridge	Minnesota	Global Ingredients	Grain processing and distribution
Breckenridge (Lease)(2)	Minnesota	Global Ingredients	Grain sales office
Moorhead	Minnesota	Global Ingredients	Grain processing and distribution
Crookston	Minnesota	Global Ingredients	Grain processing, warehouse and distribution
Grace City	North Dakota	Global Ingredients	Grain processing, warehouse and distribution
Ipswich (Lease)(3)	South Dakota	Global Ingredients	Grain storage
Wahpeton	North Dakota	Global Ingredients	Grain processing, warehouse and distribution
Wahpeton	North Dakota	Global Ingredients	Grain storage
Blooming Prairie	Minnesota	Global Ingredients	Grain storage
Ellendale	Minnesota	Global Ingredients	Grain storage
Santa Cruz (Lease)(4)	California	Global Ingredients / Consumer Products	Sales and administrative office
Amsterdam (Lease)(5)	The Netherlands	Global Ingredients	Sales and International Sourcing and Supply head office
Dalian (Lease)(6)	China	Global Ingredients	Grain processing
Dalian (Lease)(7)	China	Global Ingredients	Sales office
Addis Ababa (8)	Ethiopia	Global Ingredients	Coffee processing and warehouse
Humera (Lease)(9)	Ethiopia	Global Ingredients	Grain processing, warehouse and storage
Middenmeer (Lease)(10)	The Netherlands	Global Ingredients	Cocoa processing
Silistra	Bulgaria	Global Ingredients	Grain processing
Sofia (Lease)(11)	Bulgaria	Global Ingredients	Sales and administrative office
Heuvelton	New York	Global Ingredients	Ingredient processing
Cresco	Iowa	Global Ingredients	Grain milling
South Gate (Lease)(12)	California	Consumer Products	Fruit ingredient processing, warehouse and distribution
Alexandria	Minnesota	Consumer Products	Aseptic packaging
Alexandria	Minnesota	Consumer Products	Ingredient processing
Alexandria	Minnesota	Consumer Products	Storage
Modesto (Lease)(13)	California	Consumer Products	Aseptic processing and packaging
San Bernardino (Lease)(14)	California	Consumer Products	Beverage processing, warehouse and distribution
Allentown (Lease)(15)	Pennsylvania	Consumer Products	Flexible re-sealable pouch processing and distribution
Omak (Lease)(16)	Washington	Consumer Products	Fruit snack processing, warehouse and distribution
Carson City (Lease)(17)	Nevada	Consumer Products	Nutrition bar processing, warehouse and distribution
Summerland (Lease)(18)	British Columbia	Consumer Products	Administrative office
Buena Park (Lease)(19)	California	Consumer Products	Frozen fruit processing, warehouse and distribution
Cerritos (lease)(20)	California	Consumer Products	Sales and administration office

SUNOPTA INC.	29	January 3, 2015 10-K

(1)	Lease has an expiry date of September 2022.

(2)	Lease has an expiry date of October 2017.

(3)	Lease has an expiry date of October 2015.

(4)	Lease has an expiry date of December 2015.

(5)	Lease has an expiry date of October 2022.

(6)	Lease has an expiry date of December 2015.

(7)	Lease has an expiry date of December 2015.

(8)	Lease has an expiry date of June 2015.

(9)	Lease has an expiry date of June 2015.

(10)	Lease has an expiry date of December 2017.

(11)	Lease has an expiry date of March 2016.

(12)	Lease has an expiry date of June 2020.

(13)	Lease has an expiry date of May 2019.

(14)	Lease has an expiry date of February 2020.

(15)	Lease has an expiry date of April 2027.

(16)	Lease has an expiry date of May 2017.

(17)	Lease has an expiry date of December 2020.

(18)	Lease has an expiry date of September 2016.

(19)	Lease has an expiry date of May 2020.

(20)	Lease has an expiry date of August 2015.

SUNOPTA INC.	30	January 3, 2015 10-K

Opta Minerals

Opta Minerals operates from the following major locations, which are owned unless otherwise noted.

Location	State/Province/ Country	Reportable Segment	Facility Description
Waterdown	Ontario	Opta Minerals	Group head office, processing and distribution
Brantford (Lease)(1)	Ontario	Opta Minerals	Distribution and packing center
Bruno de Guigues	Quebec	Opta Minerals	Specialty sands processing
New Orleans (Lease)(2)	Louisiana	Opta Minerals	Abrasives processing and distribution
Norfolk	Virginia	Opta Minerals	Abrasives processing and distribution
Keeseville	New York	Opta Minerals	Garnet processing and distribution
Baltimore (Lease)(3)	Maryland	Opta Minerals	Abrasives processing
Hardeeville	South Carolina	Opta Minerals	Abrasives processing
Laval (Lease)(4)	Quebec	Opta Minerals	Minerals processing
Walkerton	Indiana	Opta Minerals	Minerals processing
Kosice (Lease)(5)	Slovakia	Opta Minerals	Minerals processing
Milan	Michigan	Opta Minerals	Minerals processing
Freeport (Lease)(6)	Texas	Opta Minerals	Abrasives processing
Tampa (Lease)(7)	Florida	Opta Minerals	Abrasives processing
Romans-sur-Isere	France	Opta Minerals	Minerals processing
Elyria (Monthly)	Ohio	Opta Minerals	Minerals processing
Regina	Saskatchewan	Opta Minerals	Minerals processing
Fernwood	Idaho	Opta Minerals	Mining and abrasives processing
Coeur d’Alene (Lease)(8)	Idaho	Opta Minerals	Manufacturing, assembly, distribution and offices
Ermsleben	Germany	Opta Minerals	Abrasives processing

(1)	Lease has an expiry date of April 2015.

(2)	Lease has an expiry date of May 2018.

(3)	Lease has an expiry date of December 2015.

(4)	Lease has an expiry date of February 2017.

(5)	Lease has an expiry date of September 2018.

(6)	Lease has an expiry date of February 2019.

(7)	Lease has an expiry date of January 2019.

(8)	Lease has an expiry date of September 2018.

Executive Offices

Our executive head office is located at 2838 Bovaird Drive West, Brampton, Ontario, a property we own.

SUNOPTA INC.	31	January 3, 2015 10-K

Item 3. Legal Proceedings

Plum Dispute

Plum, PBC, a Delaware public benefit corporation (“Plum”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing process, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. In the complaint, Plum alleges it initiated the recall in response to consumer complaints of spoiled packaging of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleges in its complaint that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum is seeking unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees. The Company disputes the allegations made by Plum in its complaint and intends to vigorously defend itself against these claims; however, the Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of certain legal proceedings, see note 19 of the Consolidated Financial Statements included elsewhere in this report.

Item 4. Mine Safety Disclosures

None.

Executive Officers of the Registrant

The following is information concerning our executive officers and other significant officers as of the date of this report:

Name	Position with Company
Steven Bromley	Director and Chief Executive Officer
Robert McKeracher	Vice President and Chief Financial Officer
Hendrik Jacobs	President and Chief Operating Officer
John Ruelle	Chief Administrative Officer and Senior Vice President, Raw Material Sourcing and Supply
Gerard Versteegh	President, International Sourcing and Supply

Steven Bromley (Age 55) serves as Chief Executive Officer and a Director of the Company. Mr. Bromley joined the Company in June 2001, was appointed President in January 2005, and subsequently Chief Executive Officer in February 2007. Mr. Bromley was appointed to the Board of Directors of SunOpta on January 26, 2007. From June 2001 through September 2003, Mr. Bromley served as the Company’s Executive Vice President and Chief Financial Officer. Mr. Bromley was subsequently appointed as Chief Operating Officer and held this role until his appointment as Chief Executive Officer. In August 2012, Mr. Bromley relinquished the Presidency to Hendrik Jacobs, who joined SunOpta as President and Chief Operating Officer. Prior to joining the Company, Mr. Bromley spent over 13 years in the Canadian dairy industry in a wide range of financial and operational roles with both Natrel Inc. and Ault Foods Limited. From 1997 to 1999 he served on the Board of Directors of Natrel Inc. Mr. Bromley is a Chartered Professional Accountant, Certified General Accountant, is a Director of most of the Company’s subsidiaries, and since July 2004 has served on the Board of Directors of Opta Minerals which is approximately 66% owned by SunOpta.

Robert McKeracher (Age 38) serves as Vice President and Chief Financial Officer of the Company overseeing all financial reporting, compliance and corporate treasury activities. He previously served as Vice President of Financial Reporting for SunOpta from June 2008 until October 2011, and as Director of Financial Reporting from August 2007 to June 2008. Prior to joining the Company, Mr. McKeracher was the Manager of Business Planning and Treasury at Magna Entertainment Corp. from May 2003 to August 2007, after spending four years in public accounting in the assurance and business advisory practice at PricewaterhouseCoopers LLP. Mr. McKeracher is a Chartered Professional Accountant, Chartered Accountant and holds a Bachelor of Commerce degree from the University of Toronto. In the past five years, Mr. McKeracher has not served on any reporting issuer’s Board of Directors.

SUNOPTA INC.	32	January 3, 2015 10-K

Hendrik Jacobs (Age 54) joined the Company in August 2012 as President and Chief Operating Officer. Mr. Jacobs brings over 20 years of international sales, marketing, innovation, strategic development and general management experience to this role. Over the previous 11 years Mr. Jacobs held a number of progressively responsible positions with Tetra Pak, the world’s leading supplier of equipment and materials for the processing and packaging of liquid food products, with revenues of approximately $12 billion in 165 markets worldwide. In his last position with Tetra Pak, Mr. Jacobs served as Cluster Vice President for North Europe with responsibility for the United Kingdom, Ireland, Scandinavia and the Baltic States. Prior to this role, he served as Managing Director Benelux with responsibility for the Netherlands, Belgium and Luxemburg, as Vice President of Strategy and Planning with responsibility for setting long term technology and product development strategies, and as Vice President of Sales for TetraPak USA. Prior to joining Tetra Pak Mr. Jacobs held a number of international sales, marketing and general management positions with PepsiCo, Royal Dutch Ahold and the Coca-Cola Company. Mr. Jacobs holds a Masters of Business Administration degree from the American Graduate School of International Management and a Bachelor of Business Administration from Oregon State University. In the past five years, Mr. Jacobs has not served on any reporting issuer’s Board of Directors.

John Ruelle (Age 45) was appointed to the position of Chief Administrative Officer and Senior Vice President of Raw Material Sourcing and Supply in January 2015, after serving as Chief Administrative Officer and Senior Vice President of Corporate Development and Secretary from January 2013. From October 2011 to January 2013, Mr. Ruelle served as Vice President and Chief Administrative Officer. Mr. Ruelle joined SunOpta in November 2007 as Vice President of Finance and Administration and Chief Financial Officer of the SunOpta Grains and Foods Group, the largest operating division of SunOpta at the time. Mr. Ruelle brought over 15 years of progressive food industry senior leadership experience to SunOpta with a focus on building foundational structures to achieve aggressive revenue and profitably growth through driving talent management, business processes and strategy linkage. Prior to joining SunOpta, Mr. Ruelle was Vice President of Finance and Administration, Chief Financial Officer, Treasurer and Corporate Secretary for Restaurant Technologies, Inc. where he was co-founder and managed over 30 Greenfield start-ups. Earlier in his career he held various financial and operational roles with LaserMaster Technologies and was a Certified Public Accountant with Larson Allen, LLP. Mr. Ruelle has a Bachelor of Science degree from St. John’s University. In the past five years, Mr. Ruelle has not served on any reporting issuer’s Board of Directors.

Gerard Versteegh (Age 53) serves as President of International Sourcing and Supply. Mr. Versteegh joined SunOpta in April 2008 as President and co-founder of Tradin Organic Agriculture. Mr. Versteegh has over 30 years of expertise in the global sourcing, processing and distribution of organic raw materials in a broad range of categories. In the past five years, Mr. Versteegh has not served on any reporting issuer’s Board of Directors.

SUNOPTA INC.	33	January 3, 2015 10-K

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

	NASDAQ		TSX
	High	Low	High	Low
	$	$	Cdn $	Cdn $
Fiscal 2014
First quarter	12.24	8.04	13.49	8.88
Second quarter	14.20	10.77	15.16	11.69
Third quarter	14.09	11.78	15.20	13.17
Fourth quarter	14.25	10.69	16.22	12.11

Fiscal 2013
First quarter	7.57	5.58	7.57	5.57
Second quarter	8.25	6.90	8.53	6.99
Third quarter	10.40	7.62	10.67	7.99
Fourth quarter	11.19	8.27	11.73	8.82

As of January 3, 2015, we had approximately 480 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financial agreements to which we are then a party and other factors considered relevant by our Board of Directors. Additionally, the terms of our existing credit facilities restrict our ability to pay dividends to shareholders. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

Equity Compensation Plan Information

The following table provides information as of January 3, 2015 with respect to our common shares that may be issued under existing equity compensation plans.

Number of
Securities
Remaining
	Number of		Available for
	Securities to be	Weighted-	Future Issuance
	Issued Upon	Average Exercise	Under Equity
	Exercise of	Price of	Compensation
	Outstanding	Outstanding	Plans (Excluding
	Options,	Options,	Securities
	Warrants, and	Warrants and	Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock incentive plans	3,624,648	$6.61	2,088,813
Employee share purchase plan	N/A	N/A	1,311,825
Warrants	850,000	4.56	-
Total	4,474,648	$6.22	3,400,638

SUNOPTA INC.	34	January 3, 2015 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 31, 2009.

	2009	2010	2011	2012	2013	2014
SunOpta Inc.	100.00	232.74	143.45	167.56	297.92	352.68
Nasdaq Industrial Index	100.00	124.98	124.07	148.52	212.60	216.83
S&P/TSX Composite Index	100.00	114.45	101.78	105.85	115.97	124.57

Assumes that $100.00 was invested in our common shares and in each index on December 31, 2009.

SUNOPTA INC.	35	January 3, 2015 10-K

Item 6. Selected Financial Data

We have completed a number of acquisitions and divestitures over the five fiscal periods presented below. For a listing of the acquisitions completed by SunOpta Foods and Opta Minerals, refer to Part I, Item 1 of this report entitled “Business”. In addition, for more information regarding acquisitions and divestitures completed in fiscal years 2014, 2013 and 2012, see notes 2 and 3 of the Consolidated Financial Statements contained in Item 8 of this report.

The following information for fiscal years 2014, 2013 and 2012 has been summarized from the Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and related notes to fully understand the factors that may affect the comparability of the information presented below.

	2014(1)	2013(1), (2)	2012(1), (3)	2011(1), (4)	2010(1), (5)
	$	$	$	$	$

Revenues	1,242,600	1,140,095	1,043,543	963,515	763,314
Earnings (loss) from continuing operations attributable to SunOpta Inc.	11,347(6)	(8,696)(7)	20,722	12,572(8)	7,892(9)
Basic earnings (loss) per share from continuing operations	0.17	(0.13)	0.31	0.19	0.12
Diluted earnings (loss) per share from continuing operations	0.17	(0.13)	0.31	0.19	0.12
Total assets	640,950	705,935	707,310	631,503	609,300
Bank indebtedness	91,410	141,853	131,061	109,718	75,910
Long-term debt (including current portion)	39,855	49,008	58,198	52,264	64,732
Long-term liabilities (including current portion)	2,212	4,106	7,015	6,581	7,089

Exchange rates(10)
Closing	0.8502	0.9342	1.0035	0.9833	1.0054
Average	0.9044	0.9706	1.0000	1.0101	0.9709

(1)	Reflects the reclassification of the revenues and expenses of the Company’s fiber and starch business (sold December 22, 2014) to discontinued operations.

(2)	Includes the results of operations of Organic Land Corporation OOD (acquired December 31, 2012) from the date of acquisition.

(3)	Includes the results of operations of WGI Heavy Metals, Incorporated (acquired August 29, 2012) and Babco Industrial Corp. (acquired February 10, 2012) from the respective dates of acquisition.

(4)	Includes the results of operations of Inland RC, LLC (acquired November 10, 2011) and Lorton’s Fresh Squeezed Juices, Inc. (acquired August 5, 2011) from the respective dates of acquisition.

(5)	Includes the results of operations of Edner of Nevada, Inc. (acquired December 14, 2010) and Dahlgren & Company, Inc. (acquired November 8, 2010) from the respective dates of acquisition.

(6)	Includes charges for the impairment of goodwill of $10,975, long-lived assets of $3,770 and investment of $8,441, as well as a gain on disposal on assets of $1,282.

(7)	Includes charges for the impairments of goodwill of $3,552, long-lived assets of $310 and investment of $21,495.

(8)	Includes a charge for the impairment of long-lived assets of $358 and a gain on sale of assets of $2,872.

(9)	Includes a charge for the impairment of long-lived assets of $7,549.

(10)	Represents the rate of exchange for the Canadian dollar, expressed in U.S. dollars, based on the Bank of Canada exchange rates.

SUNOPTA INC.	36	January 3, 2015 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal year ended January 3, 2015 and includes information available to March 3, 2015, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

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

Overview

We operate in two industry segments:

•

SunOpta Foods, which accounted for approximately 89% of fiscal 2014 revenues, sources, processes, packages and markets a wide range of natural, organic and specialty ingredients and packaged food products; and

•	Opta Minerals, which accounted for approximately 11% of fiscal 2014 revenues, produces, distributes and recycles industrial minerals, silica-free abrasives and specialty sands.

For a more detailed description of our operating groups and their businesses, please see the “Business” section at Item 1 of this Form 10-K.

Calendar Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2014 was a 53-week period ending on January 3, 2015, whereas fiscal years 2013 and 2012 were 52-week periods ending on December 28, 2013 and December 29, 2012, respectively. Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for fiscal year 2014 was insignificant relative to the fiscal years 2013 or 2012.

Operational Realignment

In the fourth quarter of 2014, following the sale of our fiber and starch business (the “Fiber Business”) (as described below under “Business Development”), we implemented changes to our organizational structure to align and focus the operations of SunOpta Foods on two key “go-to-market” categories: ingredient sourcing and supply; and consumer-packaged products. Consequently, we realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to our Chief Executive Officer. We believe this new operational structure aligns well with SunOpta Foods’ integrated field-to-table business model and product portfolio. Effective with the realignment, the Value Added Ingredients operating segment ceased to exist and SunOpta Foods operates in the following two reportable segments: Global Ingredients, which includes the grain-based ingredients business of the former Value Added Ingredients operating segment; and Consumer Products, which includes the fruit-based ingredient business of the former Value Added Ingredients operating segment. The Opta Minerals operating segment remained unchanged. The segmented operations information provided in the Consolidated Financial Statements and this MD&A for the current and comparative periods has been restated to reflect these realigned reportable segments.

SUNOPTA INC.	37	January 3, 2015 10-K

Business Development

Acquisition of Citrusource LLC

On March 2, 2015, we acquired Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S., with annual revenues of approximately $30,000. We paid approximately $13,300 in cash at closing, subject to certain post-closing adjustments, and may pay additional consideration contingent on the achievement of specified performance targets. This acquisition aligns with our strategy of growing our value-added consumer products portfolio and leveraging our integrated operating platform. Citrusource will be included in the Consumer Products operating segment.

Sale of Fiber and Starch Business

On December 22, 2014, we completed the sale of the Fiber Business for $37,500, subject to certain closing adjustments. The Fiber Business included five facilities located in Louisville, Kentucky, Cedar Rapids, Iowa, Cambridge, Minnesota, Fosston, Minnesota, and Galesburg, Illinois, and was formerly part of the former Value Added Ingredients operating segment. The Fiber Business accounted for approximately four percent of SunOpta Foods’ total revenues in fiscal years 2014, 2013 and 2012. We continue to operate both our integrated grain- and fruit-based ingredient businesses, which were not part of the sale, and which previously formed the remainder of the former Value Added Ingredients operating segment. We intend to use the borrowing availability generated by the sale of the Fiber Business to make strategic investments that enhance our core vertically-integrated product portfolio and provide greater growth and margin opportunities, such as the acquisition of Citrusource and expansion of our aseptic processing and packaging operations (as described below), as well as for general corporate purposes.

Expansion of Aseptic Processing and Packaging Operations

In the fourth quarter of 2014, we announced a significant expansion project at our existing Allentown, Pennsylvania, facility to meet continued customer demand for aseptically-processed healthy beverages. This expansion will add aseptic beverage processing and filling capabilities to our Allentown facility, which currently produces resealable pouch products, and will also add strategically important U.S. east coast capabilities. These new aseptic capabilities are expected to be in production in the fourth quarter of 2015.

In the first quarter of 2014, we initiated a further expansion to our aseptic processing and packaging operations in Modesto, California, in order to meet committed customer demand and enable new growth opportunities. In connection with this expansion, we have added a third processor at the Modesto facility, which is expected to be commissioned in the first quarter of 2015, as well as two additional multi-serve (liter/quart) fillers. The first of these new fillers commenced production in February 2015, with the second expected to be commissioned early in the second quarter of 2015. Previously, in the second half of 2013, we expanded our aseptic processing and packaging operations in both Modesto and Alexandria, Minnesota, with the installation of an additional multi-serve filler (liter/quart) at each operation, as well as two single-serve (200/250ml) fillers at the Modesto operation. These fillers provide unique capabilities and opportunities to bring new and innovative products in a new aseptic package format to the market, which we expect will further enhance the profitability of these operations.

The expansion of our aseptic processing and packaging operations was necessary in order to meet increased product demand from new and existing customers across a broad array of categories including non-dairy, nutritional beverages and dairy.

SUNOPTA INC.	38	January 3, 2015 10-K

Cocoa Processing Facility

In the third quarter of 2013, we completed the construction of our cocoa processing facility in Middenmeer, the Netherlands, which specializes in the processing of organic and fair trade certified cocoa beans into derivatives, such as organic cocoa powder, butter, and liquor. Operating as “Crown of Holland”, the facility provides needed capacity to accommodate our organic and specialty cocoa business that was previously processed by third parties. All cocoa beans processed at this facility are expected to be sourced internally through our international sourcing and supply operations. The facility has an annual processing capacity of approximately 9,000 metric tons of raw cocoa.

Pouch Filling Operation

In the third quarter of 2013, we completed the commissioning of the third and fourth flexible re-sealable pouch filling lines at our Allentown facility. We installed these two additional lines to create additional capacity to meet continued growth of this format. The flexible re-sealable pouch is applicable to a wide range of product categories including natural and organic fruit and vegetable snacks, apple sauces, tomato products, baby food, yogurts, toppings, and a variety of beverages.

Bulgarian Processing Operation

On December 31, 2012, we acquired a grains handling and processing facility located in Silistra, Bulgaria and operated as the Organic Land Corporation OOD (“OLC”), for cash consideration of $3,898. The facility is located near a protected and chemical-free agricultural area, which produces organic products including sunflower, flax seed, corn, barley and soybeans. We had been sourcing non-genetically modified (“non-GMO”) sunflower kernel from OLC since late 2011. This acquisition diversified our non-GMO and organic sunflower processing operations and should allow us to expand our capabilities into the other organic products grown in the region. OLC’s operations are included in the Global Ingredients reportable segment.

WGI Heavy Minerals, Incorporated

In August 2012, Opta Minerals paid $14,098 in cash to acquire approximately 94% of the outstanding common shares of WGI Heavy Metals, Incorporated (“WGI”). In November 2012, Opta Minerals completed the acquisition of the remaining outstanding common shares of WGI for cash consideration of $870. WGI’s principal business is the processing and sale of industrial abrasive minerals, and the sourcing, assembly and sale of ultra-high pressure water jet cutting machine replacement parts and components. This acquisition complemented Opta Minerals’ existing product portfolio and expanded its product line offerings to new and existing customers.

Babco Industrial Corp.

In February 2012, Opta Minerals acquired all of the outstanding common shares of Babco Industrial Corp. (“Babco”) located in Regina, Saskatchewan for cash at closing of $17,530 plus contingent consideration based on the achievement of certain earnings targets over the next five years. Babco is an industrial processor of petroleum coke. This acquisition complemented Opta Minerals’ existing product portfolio and provided for additional product line offerings to new and existing customers in the region.

Purity Life Natural Health Products

On June 5, 2012, we completed the sale of Purity Life Natural Health Products (“Purity”), our Canadian natural health products distribution business, for consideration of $13,443 (Cdn $14,000) in cash at closing. The divestiture of Purity completed our exit from all non-core distribution businesses.

Goodwill Impairment

In June 2014, we announced that the Board of Directors of Opta Minerals Inc. (“Opta Minerals”) had established a special committee of independent directors to conduct a review of strategic alternatives available to Opta Minerals with a view to enhancing value for all shareholders. We currently own approximately 66% of Opta Minerals on a non-dilutive basis. We have identified Opta Minerals as a non-core holding.

On the basis of the proposals received as part of this strategic review process, the Company determined that external market conditions suggested that the carrying value of Opta Minerals’ goodwill may be impaired. These market conditions reflect increased competition and reduced demand for silica-free abrasives, resulting in lower sales volumes, reduced market share, price concessions causing lower gross margins, and under-utilization of plant capacity, as well as cyclicality and customer concentrations in the steel industry. As a result, the Company determined the remaining carrying value of Opta Minerals’ goodwill was fully impaired (none of which was deductible for tax purposes), and recorded a non-cash impairment charge of $10,975 in the fourth quarter of 2014. Previously, in the third quarter of 2013, Opta Minerals recognized a non-cash goodwill impairment loss of $3,552 (which was fully deductible for tax purposes), reflecting lower-than-expected operating profits and cash flows for industrial minerals.

SUNOPTA INC.	39	January 3, 2015 10-K

Impairment Loss on Investment

On October 31, 2014, Enchi Corporation (“Enchi”) (formerly Mascoma Corporation) – a developer of advanced bioconversion products for the renewable fuels industry – completed the sale of its yeast business in exchange for cash and certain royalty rights based on future sales of the yeast products by the purchaser. As a consequence of this sale, we estimated that the remaining carrying value of our investment in equity securities of Enchi was fully impaired and that the impairment was other-than-temporary. As a result, we recorded a non-cash impairment loss on investment of $11,850 on the statement of operations in the third quarter of 2014, to write off the carrying value of our equity investment (previously, in the second quarter of 2013, we wrote down the carrying value of equity investment from $33,345 to $11,850). We also estimated that the fair value of our $1,371 investment in convertible subordinated notes of Enchi was $4,780, including the value ascribed to the accelerated payment features embedded in the notes. As a result, we recognized a gain on our investment in debt securities of Enchi of $3,409 in the third quarter of 2014, which was recorded as a net amount against the impairment loss on investment on the statement of operations. We have identified our investment in equity and debt securities of Enchi as a non-core holding.

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

Revenue Recognition

We recognize revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place; price is fixed or determinable; and collection is reasonably assured. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale.

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

SUNOPTA INC.	40	January 3, 2015 10-K

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

Investment

We account for our equity investment in Enchi using the cost method. Our investment in convertible subordinated notes of Enchi comprises a host debt instrument accounted for at amortized cost, and an embedded derivative accounted for at fair value. Due to a lack of observable market quotes for our investments in equity and debt securities of Enchi, we use a discounted cash flow analysis (income approach) to estimate the fair value of our investment based on unobservable inputs. The significant unobservable inputs used in this analysis included: (i) the amount and timing of cash flows related to certain royalty rights received by Enchi in exchange for the sale of its yeast products business, which are expected to be the primary source of funds available to Enchi to settle the notes and provide a return to stockholders; and (ii) the discount rates used to reflect the relative risk profiles of each of the yeast products. Significant decreases in the cash flows from the royalty rights or significant increases in the discount rates applied to the royalties would result in a significantly lower fair value measurement. Factors that may impact these inputs include: (i) the regulatory requirements, technological risks, economic viability and future earnings prospects related to the development and commercialization of each of the products; and (ii) the competitive landscape, regulatory environment and economic conditions in the renewable fuels industry (including, but not limited to, the relative cost of petroleum). We assess for changes in the fair value of our investment in Enchi based on the performance of actual cash flows derived from the royalty rights relative to the latest financial forecasts used in the valuation analysis.

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

Impairment exists when the carrying amount of an amortizable intangible asset is not recoverable through undiscounted future cash flows and its carrying value exceeds its estimated fair value. A discounted cash flow analysis is typically used to determine fair value using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset's expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our intangible assets can be in excess of 20 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.

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

SUNOPTA INC.	41	January 3, 2015 10-K

The implied fair value of the reporting unit goodwill is then compared to the carrying value of that goodwill to determine whether an impairment loss exists. Any impairment loss is recognized in earnings.

We typically measure the fair value of each reporting unit using a discounted cash flow analysis (income approach). Because the business is assumed to continue in perpetuity, the discounted cash flows include a terminal value. Cash flows to perpetuity are forecasted based on projected revenue growth and our planned business strategies in future periods. Examples of planned strategies would include a plant or line expansion at an existing facility; a reduction of working capital at a specific location; and price increases or cost reductions within a reporting unit. The discount rate is based on a reporting unit’s targeted weighted-average cost of capital, which is not necessarily the same as our weighted-average cost of capital. These assumptions are subject to change and are impacted by our ability to achieve our forecasts and by economic conditions that may impact future results and result in projections not being attained. Each year we re-evaluate the assumptions used to reflect changes in the business environment.

We perform our annual quantitative test for goodwill impairment related to the reporting units of SunOpta Foods in the fourth quarter of each fiscal year. Based on the quantitative testing performed during 2014, 2013 and 2012, we determined that none of the goodwill associated with the SunOpta Foods reporting units was impaired in any of those years. In addition, a hypothetical 10% decrease in the fair value of each reporting unit would not have triggered additional impairment testing.

As described above under “Goodwill Impairment”, we recorded a non-cash impairment charge of $10,975 in the fourth quarter of 2014, to write off the remaining carrying value of Opta Minerals’ goodwill. For purposes of completing the test for goodwill impairment, a market approach was used to determine fair value, based on proposals received as part of the Opta Minerals strategic review process. Previously, in the third quarter of 2013, Opta Minerals recorded a goodwill impairment loss of $3,552 related to one of its reporting units. The fair value of the reporting unit was estimated based on the expected present value of future cash flows, which included the following assumptions: (i) an estimated cumulative average operating income growth rate from 2014 to 2017 of 25.7%; (ii) a projected long-term annual operating income growth rate of 2.5%; and (iii) a risk-adjusted discount rate of 14.0% . There was no indication of impairment associated with Opta Minerals’ goodwill based on the testing done in 2012.

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

SUNOPTA INC.	42	January 3, 2015 10-K

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

Stock-Based Compensation

We maintain a stock incentive plan under which stock options and other stock-based awards may be granted to selected employees and directors. For grants of stock options, we are required to estimate a number of inputs at each grant date, such as the estimated life of the option, future stock price volatility, and the forfeiture rate used in the Black-Scholes option-pricing model to determine a fair value for the options granted to employees or non-employee directors. Commencing in 2012, expected life of a stock option was determined using the simplified method, as we changed the term of our stock option grants from six years to 10 years and, as a result, our historical exercise data no longer provided a reasonable basis upon which to estimate expected life. Future stock price volatility is based on historical volatility of our common shares over the expected life of the stock option. Once determined at the grant date, the fair value of the stock option award is recorded over the vesting period of the options granted. Refer to note 12 of the Consolidated Financial Statements for disclosure of the inputs used to determine the fair value of stock-based compensation.

SUNOPTA INC.	43	January 3, 2015 10-K

Consolidated Results of Operations for Fiscal Years 2014 and 2013

	January 3,	December 28,
	2015	2013	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	1,102,745	998,660	104,085	10.4%
Opta Minerals	139,855	141,435	(1,580)	-1.1%
Total revenues	1,242,600	1,140,095	102,505	9.0%

Gross profit
SunOpta Foods	122,105	101,798	20,307	19.9%
Opta Minerals	21,189	23,804	(2,615)	-11.0%
Total gross profit	143,294	125,602	17,692	14.1%

Segment operating income (loss)(1)
SunOpta Foods	54,146	40,464	13,682	33.8%
Opta Minerals	3,511	6,731	(3,220)	-47.8%
Corporate Services	(12,449)	(9,458)	(2,991)	-31.6%
Total segment operating income	45,208	37,737	7,471	19.8%

Other expense, net	2,494	6,577	(4,083)	-62.1%
Goodwill impairment	10,975	3,552	7,423	n/m
Earnings from continuing operations before the following	31,739	27,608	4,131	15.0%
Interest expense, net	7,764	7,860	(96)	-1.2%
Impairment loss on investment	8,441	21,495	(13,054)	n/m
Provision for income taxes	8,903	7,439	1,464	19.7%
Earnings (loss) from continuing operations	6,631	(9,186)	15,817	172.2%
Loss attributable to non-controlling interests	(4,716)	(490)	(4,226)	-862.4%
Earnings (loss) from discontinued operations, net of taxes	(144)	172	(316)	-183.7%
Gain on sale of discontinued operations, net of taxes	1,898	-	1,898	n/m

Earnings (loss) attributable to SunOpta Inc.(2)	13,101	(8,524)	21,625	253.7%

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

	Global	Consumer	SunOpta	Opta	Corporate	Consol-
	Ingredients	Products	Foods	Minerals	Services	idated
	$	$	$	$	$	$
January 3, 2015
Segment operating income (loss)	26,274	27,872	54,146	3,511	(12,449)	45,208
Other income (expense), net	1,052	1,294	2,346	(4,673)	(167)	(2,494)
Goodwill impairment	-	-	-	(10,975)	-	(10,975)
Earnings (loss) from continuing operations before the following	27,326	29,166	56,492	(12,137)	(12,616)	31,739

December 28, 2013
Segment operating income (loss)	10,882	29,582	40,464	6,731	(9,458)	37,737
Other expense, net	(281)	(5,164)	(5,445)	(1,122)	(10)	(6,577)
Goodwill impairment	-	-	-	(3,552)	-	(3,552)
Earnings (loss) from continuing operations before the following	10,601	24,418	35,019	2,057	(9,468)	27,608

SUNOPTA INC.	44	January 3, 2015 10-K

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

(2)

When assessing our financial performance, we use an internal measure that excludes discontinued operations, other income/expense items and any impairment losses from earnings/loss attributable to SunOpta Inc. determined in accordance with U.S. GAAP. We believe that the identification of these items enhances an analysis of our financial performance when comparing our operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of “adjusted earnings” from “earnings/loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Per Diluted Share
	$	$
January 3, 2015
Earnings attributable to SunOpta Inc.	13,101	0.19
Loss from discontinued operations, net of income taxes	(144)	-
Gain on sale of discontinued operations, net of income taxes	1,898	0.03
Loss from continuing operations attributable to SunOpta Inc.	11,347	0.17

Adjusted for:
Impairment loss on investment (net of taxes of $nil)	8,441	0.12
Goodwill impairment (net of non-controlling interest of $3,731)	7,244	0.11
Other expense, net (net of taxes and non-controlling interest of $1,817)	677	0.01
Benefits of tax losses and credits not previously recognized (net of non-controlling interest of $292)	(2,058)	(0.03)
Adjusted earnings	25,651	0.38

December 28, 2013
Earnings attributable to SunOpta Inc.	(8,524)	(0.13)
Earnings from discontinued operations, net of income taxes	172	-
Loss from continuing operations attributable to SunOpta Inc.	(8,696)	(0.13)

Adjusted for:
Impairment loss on investment (net of taxes of $nil)	21,495	0.32
Goodwill impairment (net of taxes and non-controlling interest of $2,032)	1,520	0.02
Other expense, net (net of taxes and non-controlling interest of $2,726)	3,851	0.06
Adjusted earnings	18,170	0.27

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

Revenues for the year ended January 3, 2015 increased by 9.0% to $1,242,600 from $1,140,095 for the year ended December 28, 2013. Revenues in SunOpta Foods increased by 10.4% to $1,102,745 and revenues in Opta Minerals decreased by 1.1% to $139,855. Excluding the impact of changes including foreign exchange rates and commodity-related pricing, as well as the impact of the additional week of sales in fiscal 2014, revenues increased 10.3% on a consolidated basis and 11.8% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods was stronger demand for organic ingredients in the U.S. and Europe; growth in consumer-packaged categories including aseptic beverage products, retail frozen foods; and fruit bases and toppings. These positive factors within SunOpta Foods were partially offset by lower volumes and pricing for non-GMO corn. At Opta Minerals, the decrease in revenues reflected lower volumes and pricing for industrial mineral products and weather-related slowdowns in North America in the first quarter of 2014, partially offset by higher volumes of steel products.

Gross profit increased $17,692, or 14.1%, to $143,294 for the year ended January 3, 2015, compared with $125,602 for the year ended December 28, 2013. As a percentage of revenues, gross profit for the year ended January 3, 2015 was 11.5% compared to 11.0% for the year ended December 28, 2013, an increase of 0.5% . Within SunOpta Foods, the gross profit percentage was 11.1% in 2014, compared with 10.2% in 2013, which reflected the effect of higher margins on organic ingredient sales in the U.S. and Europe; improved performance in our sunflower operations; and an increased contribution from higher margin aseptic beverage products. These positive factors were offset by higher operating costs related to the expansion of our aseptic operations, and production inefficiencies experienced in the second half of 2014, due to downtime for equipment maintenance and training of new personnel. Also negatively impacting the gross profit percentage within SunOpta Foods was increased competitive pressures in the re-sealable pouch market; lower plant utilization in our premium juice operation during the retrofit of this facility; and higher operating costs in the first quarter of 2014, due in part to adverse weather conditions in North America. The gross profit percentage at Opta Minerals declined to 15.2% in 2014, compared with 16.8% in 2013, primarily due to pricing pressures on certain steel and industrial mineral products, as well as weather-related higher operating costs in the first quarter of 2014, partially offset by the favorable impact of plant cost rationalizations.

SUNOPTA INC.	45	January 3, 2015 10-K

Total segment operating income for the year ended January 3, 2015 increased by $7,471, or 19.8%, to $45,208, compared with $37,737 for the year ended December 28, 2013. As a percentage of revenue, segment operating income was 3.6% for the year ended January 3, 2015, compared with 3.3% for the year ended December 28, 2013. The increase in segment operating income reflected higher overall gross profit as described above, partially offset by a $9,847 increase in selling, general and administrative (“SG&A”) expenses, primarily due to increased headcount to support the growth of our international sourcing and supply operations; higher short-term incentive accruals reflecting the improved year-over-year operating performance within SunOpta Foods; and the addition of a number of senior leadership resources in the second half of 2013 in connection with the operational realignment within SunOpta Foods. A foreign exchange gain of $777 was recorded for the year ended January 3, 2015, mainly related to the positive impact of a strengthening of the U.S. dollar relative to the euro on open foreign exchange contracts within our international sourcing and supply operations, partially offset by the negative impact of the same exchange rate movement on intercompany and third-party loan balances at Opta Minerals. For the year ended December 28, 2013, we recorded a foreign exchange gain of $1,606, which mainly reflected the positive impact on Opta Minerals’ loan balances of a strengthening of the euro in that period relative to the U.S. dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the year ended January 3, 2015 of $2,494 included an asset impairment charge of $3,770 and plant closure costs of $459 at Opta Minerals, mainly related to the under-performance of certain of its abrasives operations. These costs were partially offset by a gain on sale of assets of $1,018, related to the disposal of certain sunflower production and storage facilities in order to reduce the cost structure and improve the production capacity utilization within our North American sunflower operations (partially offset by severance costs for employees affected by the closure and sale of these facilities), and a gain of $1,373 on the settlement of the earn-out related to the acquisition of Edner of Nevada, Inc. in December 2010. Other expense for the year ended December 28, 2013 of $6,577 included a provision for expected costs associated with a voluntary recall of re-sealable pouch products initiated by a customer in November 2013; and employee severance and other costs in connection with the operational realignment within SunOpta Foods and the rationalization and integration of acquired businesses by Opta Minerals.

In the fourth quarter of 2014 and third quarter of 2013, we recognized non-cash goodwill impairment losses of $10,975 and $3,552, respectively, related to Opta Minerals (as described above under “Goodwill Impairment”).

The decrease in interest expense of $96 to $7,764 for the year ended January 3, 2015, compared with $7,860 for the year ended December 28, 2013, primarily reflected lower overall borrowings within SunOpta Foods, partially offset by higher applicable interest rates under Opta Minerals’ credit facilities.

In the third quarter of 2014 and second quarter of 2013, we recognized impairment losses of $8,441 and $21,495, respectively, on our non-core investment in Enchi (as described above under “Impairment Loss on Investment”).

The provision for income tax for the year ended January 3, 2015 was $8,903 or 25.5% of earnings before taxes, compared with $7,439, or 37.7% of earnings before taxes, for the year ended December 28, 2013 (excluding the non-deductible goodwill impairment loss in 2014; and the impairment losses on investment in both years, for which the related deferred tax asset is considered more likely than not to be unrealized). The decrease in the effective tax rate reflected a change in the jurisdictional mix of earnings, as a result of growth in the profitability of our international sourcing and supply operations; and the application of available tax losses and credits.

A loss of $4,716 was attributable to non-controlling interests for the year ended January 3, 2015, compared with a loss of $490 for the year ended December 28, 2013, which reflected lower net earnings at Opta Minerals (including the relative impacts of the goodwill impairment losses), partially offset by an improved contribution from the specialty coffee operations of a less-than-wholly-owned subsidiary.

Earnings from continuing operations attributable to SunOpta Inc. for the year ended January 3, 2015 were $11,347 (inclusive of the $10,975 goodwill impairment loss, net of non-controlling interest, and $8,441 impairment loss on investment), compared with a loss of $8,696 for the year ended December 28, 2013 (inclusive of the $3,552 goodwill impairment loss, net of non-controlling interest, and $21,495 impairment loss on investment), an increase in earnings of $20,043. Diluted earnings per share from continuing operations were $0.17 for the year ended January 3, 2015, compared with a diluted loss per share from continuing operations of $0.13 for the year ended December 28, 2013.

SUNOPTA INC.	46	January 3, 2015 10-K

Loss from discontinued operations of $144 for the year ended January 3, 2015 reflected the results of the Fiber Business up to the disposal date of December 22, 2014, including $430 of stock-based compensation related to the accelerated vesting of equity awards held by former employees of the Fiber Business. Earnings from discontinued operations of $172 for the year ended December 28, 2013 reflected the results of the Fiber Business, partially offset by legal fees and interest costs in connection with arbitration proceedings related to Colorado Sun Oil Processing LLC (“CSOP”), which were settled in June 2013. We disposed of our interest in CSOP in August 2011.

We recognized a gain on the sale of the Fiber Business, net of taxes, of $1,898 in the fourth quarter of 2014.

On a consolidated basis, we realized earnings of $13,101 (diluted earnings per share of $0.19) for the year ended January 3, 2015, compared with a loss of $8,524 (diluted loss per share of $0.13) for the year ended December 28, 2013.

Adjusting for the impairment loss on investment, goodwill impairment, other income/expense, net, and the benefits of tax losses and credits not previously recognized, adjusted earnings were $25,651 or $0.38 per diluted share for the year ended January 3, 2015, compared with $18,170 or $0.27 per diluted share for the year ended December 28, 2013. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings/loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	47	January 3, 2015 10-K

Segmented Operations Information

SunOpta Foods
For the year ended	January 3, 2015	December 28, 2013	Change	% Change

Revenue	1,102,745	998,660	104,085	10.4%
Gross Margin	122,105	101,798	20,307	19.9%
Gross Margin %	11.1%	10.2%		0.9%

Operating Income	54,146	40,464	13,682	33.8%
Operating Income %	4.9%	4.1%		0.8%

SunOpta Foods contributed $1,102,745 or 88.7% of consolidated revenue for the year ended January 3, 2015, compared with $998,660 or 87.6% of consolidated revenues for the year ended December 28, 2013, an increase of $104,085 or 10.4% . The table below explains the increase in revenue by segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenue for the year ended December 28, 2013	$998,660
Increase in Global Ingredients	47,719
Increase in Consumer Products	56,366
Revenue for the year ended January 3, 2015	$1,102,745

Gross margin in SunOpta Foods increased by $20,307 for the year ended January 3, 2015 to $122,105, or 11.1% of revenues, compared to $101,798, or 10.2% of revenues for the year ended December 28, 2013. The table below explains the increase in gross margin by segment:

SunOpta Foods Gross Margin Changes
Gross Margin for the year ended December 28, 2013	$101,798
Increase in Global Ingredients	19,112
Increase in Consumer Products	1,195
Gross Margin for the year ended January 3, 2015	$122,105

Operating income in SunOpta Foods increased by $13,682 for the year ended January 3, 2015 to $54,146 or 4.9% of revenues, compared to $40,464 or 4.1% of revenues for the year ended December 28, 2013. The table below explains the increase in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the year ended December 28, 2013	$40,464
Increase in gross margin, as noted above	20,307
Increase in foreign exchange gains	1,901
Increase in corporate cost allocations due in part to a centralization of services	(6,827)
Increase in SG&A costs, offset in part by the centralization of services to corporate	(1,699)
Operating Income for the year ended January 3, 2015	$54,146

SUNOPTA INC.	48	January 3, 2015 10-K

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Ingredients	January 3, 2015	December 28, 2013	Change	% Change

Revenue	619,066	571,347	47,719	8.4%
Gross Margin	63,591	44,479	19,112	43.0%
Gross Margin %	10.3%	7.8%		2.5%

Operating Income	26,274	10,882	15,392	141.4%
Operating Income %	4.2%	1.9%		2.3%

Global Ingredients contributed $619,066 in revenues for the year ended January 3, 2015, compared to $571,347 for the year ended December 28, 2013, an increase of $47,719 or 8.4% . Excluding the impact of changes including foreign exchange rates, commodity-related pricing and the additional week of sales in the first quarter of 2014, Global Ingredients’ revenues increased approximately 11.4% . The table below explains the increase in revenue:

Global Ingredients Revenue Changes
Revenues for the year ended December 28, 2013	$571,347
Higher volumes of organic raw materials including alternative sweeteners, chia, quinoa, agave, fruits, vegetables and feed products	103,883
Reduced pricing for organic food ingredients including sunflower, coffee beans, cane sugar, orange juice as well as organic feed products	(21,337)
Lower volumes of non-GMO corn and soy	(19,203)
Reduced pricing for non-GMO corn and soy	(11,593)
Lower in-shell sunflower sales due to reduced exports, and lower by-product values, partially offset by higher volumes of planting seeds and agronomy products	(3,738)
Unfavorable impact on euro denominated sales due to the stronger U.S. dollar relative to the euro	(293)
Revenues for the year ended January 3, 2015	$619,066

Gross margin in Global Ingredients increased by $19,112 to $63,591 for the year ended January 3, 2015 compared to $44,479 for the year ended December 28, 2013, and the gross margin percentage increased by 2.5% to 10.3% . The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix of organic raw materials and improved sunflower processing yields, partially offset by lower pricing spreads on non-GMO and specialty soy and corn. The table below explains the increase in gross margin:

Global Ingredients Gross Margin Changes
Gross margin for the year ended December 28, 2013	$44,479
Margin impact of increased volumes and favorable product mix of organic raw ingredients including coffee, nuts, seeds, ancient grains and alternative sweeteners	15,365
Improved sunflower processing yields and operating efficiencies, offset by lower contribution from planting seeds	5,347
Decreased losses on commodity futures contracts for cocoa and other commodities	1,520
Lower volumes and pricing spread on non-GMO corn products, partially offset by improved pricing spread on specialty soy products	(3,120)
Gross margin for the year ended January 3, 2015	$63,591

SUNOPTA INC.	49	January 3, 2015 10-K

Operating income in Global Ingredients increased by $15,392, or 141.4%, to $26,274 for the year ended January 3, 2015, compared to $10,882 for the year ended December 28, 2013. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the year ended December 28, 2013	$10,882
Increase in gross margin, as explained above	19,112
Increased foreign exchange gains on forward contracts	1,901
Increase in corporate cost allocations due in part to a centralization of services	(3,404)
Increased SG&A, due primarily to higher compensation costs from increased headcount and short-term incentives, as well as increased professional fees, bad debts, travel, and general office spending, offset in part by the centralization of services to corporate	(2,217)
Operating income for the year ended January 3, 2015	$26,274

Looking forward, we believe Global Ingredients is well positioned in growing natural and organic food categories. We intend to focus our efforts on (i) growing our identity preserved, non-GMO and organic sourcing and supply capabilities; (ii) leveraging our international sourcing and supply capabilities internally, and forward and backward integrating where opportunities exist; (iii) expanding our processing expertise and increasing our value-added capabilities; and (iv) expanding our international sales base via strategic relationships for procurement of product to drive incremental sales volume. Our long-term target for Global Ingredients is to achieve a segment operating margin of 6% to 8%, which assumes we are able to secure a consistent quantity and quality of natural and organic raw materials, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	50	January 3, 2015 10-K

Consumer Products	January 3, 2015	December 28, 2013	Change	% Change

Revenue	483,679	427,313	56,366	13.2%
Gross Margin	58,514	57,319	1,195	2.1%
Gross Margin %	12.1%	13.4%		-1.3%

Operating Income	27,872	29,582	(1,710)	-5.8%
Operating Income %	5.8%	6.9%		-1.1%

Consumer Products contributed $483,679 in revenues for the year ended January 3, 2015, compared to $427,313 for the year ended December 28, 2013, an increase of $56,366 or 13.2% . Excluding the additional week of sales in the first quarter of 2014, revenues increased approximately 12.2% in Consumer Products. The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenues for the year ended December 28, 2013	$427,313
Increased volume of aseptically packaged beverages, in particular almond beverage, private label and foodservice soymilk, dairy, as well as teas and broths	35,391
Higher volumes of private label retail frozen food offerings and private label beverages	10,625
Increased volume of fruit bases and toppings	8,263
Increased sales of re-sealable pouch products	3,504
Lower sales of fruit and protein snack products	(1,417)
Revenues for the year ended January 3, 2015	$483,679

Gross margin in Consumer Products increased by $1,195 to $58,514 for the year ended January 3, 2015 compared to $57,319 for the year ended December 28, 2013, and the gross margin percentage decreased by 1.3% to 12.1% . The decrease in gross margin as a percentage of revenue was due to additional plant and operating costs associated with the significant growth and expansion of our aseptic business, increased operating costs and lower production volumes in our re-sealable pouch facility, as well as increased costs associated with the retrofit of our premium juice facility. The table below explains the increase in gross margin:

Consumer Products Gross Margin Changes
Gross margin for the year ended December 28, 2013	$57,319
Higher volume of aseptically packaged beverages and protein snacks as a result of new product lines partially offset by costs from plant expansions and lower volumes and pricing in fruit snacks	3,625
Increased volumes and production efficiencies of fruit bases and toppings, partially offset by decreased IQF fruit and private label beverage margins	649
Margin impact of outsourcing extraction activities and low production volume during the retrofit of our premium juice facility	(1,921)
Increased operating costs and decreased contribution from re-sealable pouch products	(1,158)
Gross margin for the year ended January 3, 2015	$58,514

SUNOPTA INC.	51	January 3, 2015 10-K

Operating income in Consumer Products decreased by $1,710, or 5.8%, to $27,872 for the year ended January 3, 2015, compared to $29,582 for the year ended December 28, 2013. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the year ended December 28, 2013	$29,582
Increase in gross margin, as explained above	1,195
Increase in corporate cost allocations due in part to a centralization of services	(3,423)
Lower SG&A due in part to the centralization of services to corporate, partially offset by higher compensation costs from increased headcount and short-term incentives	518
Operating income for the year ended January 3, 2015	$27,872

Looking forward, we expect improvements in margins and operating income from Consumer Products through the growth of our aseptic and non-aseptic beverage, pouch, snack and frozen food offerings. We remain customer focused and continue to explore new ways to bring new value-added packaged products and processes to market, leveraging our global raw material sourcing and supply capabilities. We expect the expansions at our Alexandria, Minnesota and Modesto, California facilities will further enhance our ability to serve the non-dairy alternative beverage category with both new and innovative packaging formats and a number of new product offerings beyond non-dairy beverages including organic dairy and nutritional beverages. In addition, we expect the expansion of our aseptic processing capabilities at our Allentown, Pennsylvania, facility in the fourth quarter of 2015 will further expand our ability to address fast growing markets. Continued new product development, innovation in healthy snacks and the expansion of our integrated juice operations, combined with increasing demand for portable nutritious fruit offerings are expected to drive growth in this business. Long term we are targeting 11% to 13% operating margins from Consumer Products. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	52	January 3, 2015 10-K

Opta Minerals	January 3, 2015	December 28, 2013	Change	% Change

Revenue	139,855	141,435	(1,580)	-1.1%
Gross Margin	21,189	23,804	(2,615)	-11.0%
Gross Margin %	15.2%	16.8%		-1.6%

Operating Income	3,511	6,731	(3,220)	-47.8%
Operating Income %	2.5%	4.8%		-2.3%

Opta Minerals contributed $139,855 in revenues for the year ended January 3, 2015, compared to $141,435 for the year ended December 28, 2013, a decrease of $1,580 or 1.1% . The table below explains the decrease in revenue:

Opta Minerals Revenue Changes
Revenues for the year ended December 28, 2013	$141,435
Decreased volumes of abrasive and industrial mineral products	(8,984)
Higher volumes, partially offset by reduced pricing for steel and magnesium products	7,404
Revenues for the year ended January 3, 2015	$139,855

Gross margin for Opta Minerals decreased by $2,615 to $21,189 for the year ended January 3, 2015 compared to $23,804 for the year ended December 28, 2013, and the gross margin percentage decreased by 1.6% to 15.2% . The decrease in gross margin as a percentage of revenue was due primarily to unfavorable changes in product mix, increased raw material costs and select pricing reductions within the steel and magnesium market. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the year ended December 28, 2013	$23,804
Margin impact of lower volumes and reduced pricing of abrasive and industrial mineral products, as well as increased raw material costs and decreased plant utilization	(2,077)
Select pricing reductions for steel and magnesium products, partially offset by margin impact of increased volumes	(538)
Gross margin for the year ended January 3, 2015	$21,189

Operating income for Opta Minerals decreased by $3,220, or 47.8%, to $3,511 for the year ended January 3, 2015, compared to $6,731 for the year ended December 28, 2013. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating income for the year ended December 28, 2013	$6,731
Decrease in gross margin, as explained above	(2,615)
Increase in foreign exchange losses	(2,402)
Decrease in SG&A, primarily due to lower compensation costs through the rationalization and integration of acquired businesses	1,797
Operating income for the year ended January 3, 2015	$3,511

We have identified Opta Minerals as a non-core holding. As described above under “Business Development”, Opta Minerals is reviewing strategic alternatives. Opta Minerals is focused on leveraging its global platform to drive expansion of existing product offerings to a wider customer base and new geographies. In addition, it continues to focus on maximizing operating efficiencies and introducing new and innovative products to the markets it serves. We own approximately 66% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	53	January 3, 2015 10-K

Corporate Services	January 3, 2015	December 28, 2013	Change	% Change

Operating Loss	(12,449)	(9,458)	(2,991)	-31.6%

Operating loss at Corporate Services increased by $2,991 to $12,449 for the year ended January 3, 2015, from a loss of $9,458 for the year ended December 28, 2013. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended December 28, 2013	($9,458)
Higher compensation-related costs due to increased headcount, short-term incentives, stock-based compensation and health benefits	(7,790)
Increased information technology consulting, professional fees and other general office spending, including rent, utilities, supplies and travel	(1,711)
Decrease in foreign exchange gains	(317)
Increase in corporate management fees that are allocated to SunOpta operating groups due in part to the centralization of services	6,827
Operating loss for the year ended January 3, 2015	($12,449)

SUNOPTA INC.	54	January 3, 2015 10-K

Consolidated Results of Operations for Fiscal Years 2013 and 2012

	December 28,	December 29,
	2013	2012	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	998,660	916,892	81,768	8.9%
Opta Minerals	141,435	126,651	14,784	11.7%
Total revenues	1,140,095	1,043,543	96,552	9.3%

Gross profit
SunOpta Foods	101,798	97,898	3,900	4.0%
Opta Minerals	23,804	26,705	(2,901)	-10.9%
Total gross profit	125,602	124,603	999	0.8%

Segment operating income (loss)(1)
SunOpta Foods	40,464	40,209	255	0.6%
Opta Minerals	6,731	10,062	(3,331)	-33.1%
Corporate Services	(9,458)	(7,229)	(2,229)	-30.8%
Total segment operating income	37,737	43,042	(5,305)	-12.3%

Other expense, net	6,577	1,946	4,631	238.0%
Goodwill impairment	3,552	-	3,552	n/m
Earnings from continuing operations before the following	27,608	41,096	(13,488)	-32.8%
Interest expense, net	7,860	9,333	(1,473)	-15.8%
Impairment loss on investment	21,495	-	21,495	n/m
Provision for income taxes	7,439	9,498	(2,059)	-21.7%
Earnings (loss) from continuing operations	(9,186)	22,265	(31,451)	-141.3%
Earnings (loss) attributable to non-controlling interests	(490)	1,543	(2,033)	-131.8%
Earnings from discontinued operations, net of taxes	172	2,694	(2,522)	-93.6%
Gain on sale of discontinued operations, net of taxes	-	808	(808)	n/m

Earnings (loss) attributable to SunOpta Inc.(2)	(8,524)	24,224	(32,748)	-135.2%

(1)

The following table presents a reconciliation of segment operating income (loss) to “earnings (loss) from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the “Consolidated Results of Operations for Fiscal Years 2014 and 2013” table regarding the use of non-GAAP measures).

	Global	Consumer	SunOpta	Opta	Corporate	Consol-
	Ingredients	Products	Foods	Minerals	Services	idated
	$	$	$	$	$	$
December 28, 2013
Segment operating income (loss)	10,882	29,582	40,464	6,731	(9,458)	37,737
Other expense, net	(281)	(5,164)	(5,445)	(1,122)	(10)	(6,577)
Goodwill impairment	-	-	-	(3,552)	-	(3,552)
Earnings (loss) from continuing operations before the following	10,601	24,418	35,019	2,057	(9,468)	27,608

December 29, 2012
Segment operating income (loss)	18,649	21,560	40,209	10,062	(7,229)	43,042
Other income (expense), net	(79)	296	217	(1,175)	(988)	(1,946)
Earnings (loss) from continuing operations before the following	18,570	21,856	40,426	8,887	(8,217)	41,096

SUNOPTA INC.	55	January 3, 2015 10-K

(2)

The following table presents a reconciliation of “adjusted earnings” from “earnings/loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the “Consolidated Results of Operations for Fiscal Years 2014 and 2013” table regarding the use of non-GAAP measures).

		Per Diluted Share
For the year ended	$	$
December 28, 2013
Loss attributable to SunOpta Inc.	(8,524)	(0.13)
Earnings from discontinued operations, net of income taxes	172	-
Loss from continuing operations attributable to SunOpta Inc.	(8,696)	(0.13)
Adjusted for:
Impairment loss on investment (net of taxes of $nil)	21,495	0.32
Goodwill impairment (net of taxes and non-controlling interest of $2,032)	1,520	0.02
Other expense, net (net of taxes and non-controlling interest of $2,726)	3,851	0.06
Adjusted earnings	18,170	0.27

December 29, 2012
Earnings attributable to SunOpta Inc.	24,224	0.36
Earnings from discontinued operations, net of income taxes	3,502	0.05
Earnings from continuing operations attributable to SunOpta Inc.	20,722	0.31
Adjusted for:
Other expense, net (net of taxes and non-controlling interest of $881)	1,065	0.02
Adjusted earnings	21,787	0.33

Revenues for the year ended December 28, 2013 increased by 9.3% to $1,140,095 from $1,043,543 for the year ended December 29, 2012. Revenues in SunOpta Foods increased by 8.9% to $998,660 and revenues in Opta Minerals increased by 11.7% to $141,435. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, acquisitions and rationalized product lines, revenues increased 8.0% on a consolidated basis and 9.8% within SunOpta Foods. Contributing to the increase in revenues within SunOpta Foods was strong demand and pricing for organic feed in the first half of 2013; higher sales volumes of aseptic beverage and re-sealable pouch products; strong sales of organic ingredients in the U.S. and Europe; and higher volumes and improved pricing for value-added fruit bases and toppings, and retail frozen foods. These factors were partially offset by declines in volumes and pricing for roasted sunflower and related by-product sales. At Opta Minerals, the increase in revenues reflected incremental revenues from WGI (acquired August 2012), partially offset by lower base sales of steel and magnesium products due to cyclical slowdowns in the steel and infrastructure sectors.

Gross profit increased $999, or 0.8%, to $125,602 for the year ended December 28, 2013, compared with $124,603 for the year ended December 29, 2012. As a percentage of revenues, gross profit for the year ended December 28, 2013 was 11.0% compared to 11.9% for the year ended December 29, 2012, a decrease of 0.9% . The decrease in gross profit percentage primarily reflected reduced sunflower roasting volumes and pricing, as well as lower processing efficiencies and yields; startup costs related to our cocoa processing facility in the Netherlands, as well as commodity hedging losses related to cocoa futures; expansion and retrofit costs at our premium juice facility; and costs related to the rationalization of certain consumer-packaged product lines. In addition, as a result of a voluntary recall of re-sealable pouch products initiated by a customer in November 2013, we experienced down time and delays in shipments of finished product at our Allentown facility in the fourth quarter of 2013. All of these factors were partially offset by the strong growth in higher margin consumer-packaged aseptic beverage and re-sealable pouch products (notwithstanding the negative impact of the customer’s voluntary recall); higher pricing and production volumes for value-added fruit bases and toppings, and retail frozen foods; and favorable margins on organic feed sales mainly in the first half of 2013. The decline in gross profit percentage at Opta Minerals reflected an unfavorable product mix due to lower sales volumes of higher margin steel and magnesium products.

Total segment operating income for the year ended December 28, 2013 decreased by $5,305, or 12.3%, to $37,737, compared with $43,042 for the year ended December 29, 2012. As a percentage of revenue, segment operating income was 3.3% for the year ended December 28, 2013, compared with 4.1% for the year ended December 29, 2012. The decrease in segment operating income reflected lower overall gross profit as described above, as well as a $7,054 increase in SG&A expenses, primarily related to higher compensation and other costs related to increased headcount to support growth in our international sourcing and supply operations, and in connection with the acquisition of WGI by Opta Minerals, as well as costs related to segment realignment efforts within SunOpta Foods. These factors were partially offset by the favorable impact of foreign exchange movements for the U.S. dollar relative to the euro and Canadian dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

SUNOPTA INC.	56	January 3, 2015 10-K

Other expense for the year ended December 28, 2013 of $6,577 included a provision for expected costs associated with the customer’s voluntary recall of re-sealable pouch products; severance and other costs incurred by Opta Minerals in connection with rationalization and integration efforts at WGI; employee severance and other costs in connection with the idling of one of our sunflower production and storage facilities; an impairment charge to write down certain intangible assets of Opta Minerals; and transaction costs in connection with the acquisition of OLC. Other expense of $1,946 for the year ended December 29, 2012 included accrued severance payable to a former executive officer and employee severance and other costs in connection with the rationalization of a number of operations and functions within SunOpta Foods in an effort to streamline operations, as well as transaction costs incurred by Opta Minerals related to the acquisitions of WGI and Babco.

In the third quarter of 2013, we recognized a non-cash goodwill impairment loss of $3,552 related to Opta Minerals (as described above under “Goodwill Impairment”).

The decrease in interest expense of $1,473 to $7,860 for the year ended December 28, 2013, compared with $9,333 for the year ended December 29, 2012, reflected lower borrowing costs associated with the renewal of our syndicated credit facilities in July 2012, partially offset by higher borrowings at Opta Minerals to fund working capital and the acquisition of WGI.

In the second quarter of 2013, we recognized an impairment loss of $21,495 on our equity investment in Enchi (as described above under “Impairment Loss on Investment”).

The provision for income tax for the year ended December 28, 2013 was $7,439, or 37.7% of earnings before taxes (excluding the impairment loss on investment, for which the related deferred income tax asset is considered more likely than not to be unrealized), compared with $9,498, or 29.9% of earnings before taxes, for the year ended December 29, 2012, which reflected an increase in the effective tax rate in 2013 related to pre-tax losses in jurisdictions where a full valuation allowance is recorded against tax loss carryforwards, and a decrease in the effective tax rate in 2012 related to the impacts of changes in enacted tax rates and realizability of non-capital loss carryforwards.

A loss of $490 was attributable to non-controlling interests for the year ended December 28, 2013, compared with earnings of $1,543 for the year ended December 29, 2012, which reflected lower earnings at Opta Minerals, including the impact of the goodwill impairment loss.

Loss from continuing operations attributable to SunOpta Inc. for the year ended December 28, 2013 was $8,696, inclusive of the $3,552 goodwill impairment loss, net of non-controlling interest, and $21,495 impairment loss on investment, as compared to earnings of $20,722 for the year ended December 29, 2012, a decrease in earnings of $29,418. Diluted loss per share from continuing operations was $0.13 for the year ended December 28, 2013, compared with diluted earnings per share from continuing operations of $0.31 for the year ended December 29, 2012.

Earnings from discontinued operations, net of income taxes, of $172 for the year ended December 28, 2013, reflected the results of the Fiber Business, partially offset by legal fees and interest costs in connection with the arbitration proceeding related to CSOP. Earnings from discontinued operations of $2,694 for the year ended December 29, 2012 reflected the results of the Fiber Business and Purity, as well as proceeds received on the settlement of the CSOP bankruptcy proceedings, partially offset by legal fees and interest costs related to the CSOP arbitration proceedings. In addition, we recognized a gain on the sale of Purity, net of taxes, of $808 in 2012.

On a consolidated basis, we recorded a loss of $8,524 (diluted loss per share of $0.13) for the year ended December 28, 2013, compared with earnings of $24,224 (diluted earnings per share of $0.36) for the year ended December 29, 2012.

Adjusting for the impairment loss on investment, goodwill impairment and other income/expense, net, adjusted earnings were $18,170 or $0.27 per diluted share for the year ended December 28, 2013, compared with $21,787 or $0.33 per diluted share for the year ended December 29, 2012. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings/loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	57	January 3, 2015 10-K

Segmented Operations Information

SunOpta Foods
For the year ended	December 28, 2013	December 29, 2012	Change	% Change

Revenue	998,660	916,892	81,768	8.9%
Gross Margin	101,798	97,898	3,900	4.0%
Gross Margin %	10.2%	10.7%		-0.5%

Operating Income	40,464	40,209	255	0.6%
Operating Income %	4.1%	4.4%		-0.3%

SunOpta Foods contributed $998,660 or 87.6% of consolidated revenue for the year ended December 28, 2013 compared to $916,892 or 87.9% of consolidated revenues for the year ended December 29, 2012, an increase of $81,768 or 8.9% . The table below explains the increase in revenue by segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenue for the year ended December 29, 2012	$916,892
Increase in Global Ingredients	30,886
Increase in Consumer Products	50,882
Revenue for the year ended December 28, 2013	$998,660

Gross margin in SunOpta Foods increased by $3,900 for the year ended December 28, 2013 to $101,798, or 10.2% of revenues, compared to $97,898, or 10.7% of revenues for the year ended December 29, 2012. The table below explains the increase in gross margin by segment:

SunOpta Foods Gross Margin Changes
Gross Margin for the year ended December 29, 2012	$97,898
Decrease in Global Ingredients	(5,237)
Increase in Consumer Products	9,137
Gross Margin for the year ended December 28, 2013	$101,798

Operating income in SunOpta Foods increased by $255 for the year ended December 28, 2013 to $40,464 or 4.1% of revenues, compared to $40,209 or 4.4% of revenues for the year ended December 29, 2012. The table below explains the increase in operating income:

SunOpta Foods Operating Income Changes
Operating Income for the year ended December 29, 2012	$40,209
Increase in gross margin, as noted above	3,900
Decrease in foreign exchanges losses	239
Increase in SG&A costs, partially offset by a centralization of services to corporate	(2,087)
Increase in corporate cost allocations due in part to the centralization of services	(1,797)
Operating Income for the year ended December 28, 2013	$40,464

SUNOPTA INC.	58	January 3, 2015 10-K

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Ingredients	December 28, 2013	December 29, 2012	Change	% Change

Revenue	571,347	540,461	30,886	5.7%
Gross Margin	44,479	49,716	(5,237)	-10.5%
Gross Margin %	7.8%	9.2%		-1.4%

Operating Income	10,882	18,649	(7,767)	-41.6%
Operating Income %	1.9%	3.5%		-1.6%

Global Ingredients contributed $571,347 in revenues for the year ended December 28, 2013, compared to $540,461 for the year ended December 29, 2012, a $30,886 or 5.7% increase. The table below explains the increase in revenue:

Global Ingredients Revenue Changes
Revenue for the year ended December 29, 2012	$540,461
Increased volumes in the North American market for feed ingredients, seeds, nuts and fruits	24,555
Increased prices for organic commodities including feed ingredients, sweeteners, fruits, nuts and seeds, partially offset by lower coffee prices	8,066
Improved pricing for commodity corn and commodity soy, and higher grain-based ingredient sales	4,707
Favorable impact on revenues in our European operations due to the stronger euro relative to the U.S. dollar	3,403
Increased volumes of fruits, feed ingredients and other organic commodities in our European operations	3,171
Lower volumes of commodity corn and commodity soy	(7,527)
Lower agronomy sales domestically, due in part to a poor planting season, and internationally	(3,521)
Lower domestic roasted sunflower sales partially offset by increased raw sunflower sales in our European operations	(1,968)
Revenue for the year ended December 28, 2013	$571,347

SUNOPTA INC.	59	January 3, 2015 10-K

Gross margin in Global Ingredients decreased by $5,237 to $44,479 for the year ended December 28, 2013, compared to $49,716 for the year ended December 29, 2012, and the gross margin percentage decreased by 1.4% to 7.8% . The decrease in gross margin as a percentage of revenue was due to lower sunflower processing yields and decreased by-product values, due in part to smaller and lighter weight seeds; start-up costs related to our new cocoa processing facility, including mark-to-market losses recorded on commodity cocoa futures contracts; unfavorable margins realized on specialty coffee due to a decline in market prices; and pricing pressures and higher input costs for grain-based ingredients. The table below explains the decrease in gross margin:

Global Ingredients Gross Margin Changes
Gross Margin for the year ended December 29, 2012	$49,716
Lower sunflower volumes combined with unfavorable processing yields and reduced by-product recovery values	(5,383)
Start-up and product testing costs related to our cocoa processing facility and loss on commodity futures contracts for cocoa	(2,380)
Lower pricing and higher input costs for grain-based ingredients	(964)
Increased volume and favorable product mix for organic fruit, nuts and seeds, partially offset by losses on coffee due to declining market prices	2,662
Margin impact on improved pricing on commodity corn and soy, partially offset by lower volumes	599
Favorable impact on gross margin in our European operations due to the stronger euro relative to the U.S. dollar	229
Gross Margin for the year ended December 28, 2013	$44,479

Operating income in Global Ingredients decreased by $7,767 or 41.6% to $10,882 for the year ended December 28, 2013, compared to $18,649 for the year ended December 29, 2012. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating Income for the year ended December 29, 2012	$18,649
Decrease in gross margin, as explained above	(5,237)
Higher compensation expenses primarily due to expansion in our European operations	(1,457)
Increase in corporate cost allocations due in part to a centralization of services	(659)
Increased professional fees, information technology, travel, marketing, rent and other office expenses	(416)
Unfavorable impact on euro-borne SG&A spending in our European operations due to the stronger euro relative to the U.S. dollar	(237)
Decrease in foreign exchange losses	239
Operating Income for the year ended December 28, 2013	$10,882

SUNOPTA INC.	60	January 3, 2015 10-K

Consumer Products	December 28, 2013	December 29, 2012	Change	% Change

Revenue	427,313	376,431	50,882	13.5%
Gross Margin	57,319	48,182	9,137	19.0%
Gross Margin %	13.4%	12.8%		0.6%

Operating Income	29,582	21,560	8,022	37.2%
Operating Income %	6.9%	5.7%		1.2%

Consumer Products contributed $427,313 in revenues for the year ended December 28, 2013, compared to $376,431 for the year ended December 29, 2012, a $50,882 or 13.5% increase. The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenue for the year ended December 29, 2012	$376,431
Increased volume and pricing on aseptically packaged beverages	22,155
Increased sales of re-sealable pouch products	16,362
Higher volumes and improved pricing for fruit bases and toppings	12,841
Higher private label retail frozen foods volumes	8,116
Decreased sales of industrial frozen foods due to exiting the category	(3,748)
Decrease in brokerage sales as certain revenues were reported on a gross basis rather than net in the same period in the prior year	(3,090)
Lower private label retail beverage volume	(1,400)
Lower sales of healthy fruit and nutritional snacks due to increased competitive pressures	(354)
Revenue for the year ended December 28, 2013	$427,313

SUNOPTA INC.	61	January 3, 2015 10-K

Gross margins in Consumer Products increased by $9,137 to $57,319 for the year ended December 28, 2013, compared to $48,182 for the year ended December 29, 2012, and the gross margin percentage increased by 0.6% to 13.4% . Gross margin as a percentage of revenue was favorably impacted by improved pricing and product mix in our aseptic beverage and frozen foods categories; and favorable pricing and improved plant efficiencies for fruit bases and toppings, due in part to higher production levels. These factors were partially offset by costs associated with re-positioned and rationalized product lines at healthy snacks; costs associated with the expansion and retrofit of our premium juice facility; and production downtime due to the voluntary recall of re-sealable pouch products by a customer. The table below explains the increase in gross margin:

Consumer Products Gross Margin Changes
Gross Margin for the year ended December 29, 2012	$48,182
Higher volume and improved pricing on aseptically packaged beverages	4,816
Higher contribution from improved pricing and production volumes for fruit bases and toppings	3,948
Higher margin realized on retail format frozen food sales and decreased storage costs as a result of lower inventory levels, partially offset by inventory write-downs related to discontinued product lines	1,016
Margin impact on increased volume of re-sealable pouch products, partially offset by the product recall in the fourth quarter of 2013 leading to production down time and extra costs	381
Lower margins realized on reduced sales and production volumes of healthy snacks, as well as rationalized product lines	(545)
Decreased margin due to lower private label retail beverage volume and higher costs due the expansion and retrofit of our premium juice facility	(479)
Gross Margin for the year ended December 28, 2013	$57,319

Operating income in Consumer Products increased by $8,022, or 37.2%, to $29,582 for the year ended December 28, 2013, compared to $21,560 for the year ended December 29, 2012. The table below explains the increase in operating income:

Consumer Products Operating Income Changes
Operating Income for the year ended December 29, 2012	21,560
Increase in gross margin, as explained above	9,137
Lower professional fees and bad debt	280
Increase in corporate cost allocations due in part to a centralization of services	(1,138)
Increased compensation costs related to short-term incentives	(257)
Operating Income for the year ended December 28, 2013	29,582

SUNOPTA INC.	62	January 3, 2015 10-K

Opta Minerals	December 28, 2013	December 29, 2012	Change	% Change

Revenue	141,435	126,651	14,784	11.7%
Gross Margin	23,804	26,705	(2,901)	-10.9%
Gross Margin %	16.8%	21.1%		-4.3%

Operating Income	6,731	10,062	(3,331)	-33.1%
Operating Income %	4.8%	7.9%		-3.1%

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

Gross margin for Opta Minerals decreased by $2,901 to $23,804 for the year ended December 28, 2013 compared to $26,705 for the year ended December 29, 2012, and the gross margin percentage decreased by 4.3% to 16.8% . The decrease in gross margin as a percentage of revenue was driven by reduced pricing, higher plant costs and a shift in product mix. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the year ended December 29, 2012	$26,705
Lower volumes, higher plant costs and unfavorable pricing of abrasive and industrial mineral products	(2,724)
Lower volumes of steel and magnesium products, combined with lower margins due to changes in product and customer mix	(2,708)
Incremental gross margin due to the acquisition of WGI	2,531
Gross Margin for the year ended December 28, 2013	$23,804

SUNOPTA INC.	63	January 3, 2015 10-K

Operating income for Opta Minerals decreased by $3,331, or 33.1%, to $6,731 for the year ended December 28, 2013, compared to $10,062 for the year ended December 29, 2012. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating Income for the year ended December 29, 2012	$10,062
Decrease in gross margin, as explained above	(2,901)
Incremental SG&A due to the acquisition of WGI	(2,483)
Lower compensation including short-term incentives and stock compensation	794
Lower bad debt expense due mainly to the bankruptcy of a customer in the prior year	785
Increase in foreign exchange gains	474
Operating Income for the year ended December 28, 2013	$6,731

Corporate Services	December 28, 2013	December 29, 2012	Change	% Change

Operating Loss	(9,458)	(7,229)	(2,229)	-30.8%

Operating loss at Corporate Services increased by $2,229 to $9,458 for the year ended December 28, 2013, from a loss of $7,229 for the year ended December 29, 2012. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating Loss for the year ended December 29, 2012	($7,229)
Increased professional fees, consulting costs and higher spending on information technology system support	(1,545)
Increase in compensation costs due to incremental headcount as part of the internal realignment and higher recruitment and relocation costs, partially offset by lower short- term incentives and reduced benefits costs	(1,162)
Higher general office spending on investor relations, travel and lease costs	(1,099)
Decrease in foreign exchange gains	(626)
Increase in corporate management fees that are allocated to SunOpta operating groups due in part to a centralization of services	1,797
Decrease in SG&A costs due to the weakened Canadian dollar causing Canadian borne expenses to be less costly when translated into U.S. dollars	406
Operating Loss for the year ended December 28, 2013	($9,458)

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

SUNOPTA INC.	64	January 3, 2015 10-K

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

•	existing cash and cash equivalents;

•	available operating lines of credit;

•	cash flows generated from operating activities;

•	cash flows generated from the exercise, if any, of stock options or warrants during the year;

•	potential additional long-term financing, including the offer and sale of debt and/or equity securities; and

•	potential sales of non-core divisions, or assets.

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

Also on May 8, 2014, certain financial covenants under the Opta Minerals credit agreement were amended for the quarterly periods ending June 30, 2014 through September 30, 2015. Opta Minerals was in compliance with all its financial covenants as at December 31, 2014.

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

On February 27, 2015, our Board of Directors approved a share repurchase program, pursuant to which we may make purchases, from time to time, of up to $30,000 of our common shares. This program will terminate after one year or at such time as we complete our purchases. The amount of common shares to be purchased and the timing of purchases may be subject to various factors, including the market price of the common shares, general market conditions, our capital requirements, alternate investment opportunities, and restrictions under our credit agreements and applicable law. In no event will we acquire shares representing in excess of 5% of our issued and outstanding shares unless all necessary regulatory approvals have been obtained. The common shares to be repurchased will be funded using existing resources; however, there is no assurance that any shares will be repurchased and we may elect to suspend or discontinue the program at any time.

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

SUNOPTA INC.	65	January 3, 2015 10-K

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

Our preference is to maintain a total debt to equity ratio of 0.60 -0.80 to 1.00. As at January 3, 2015, our total debt to equity ratio was 0.36 to 1.00 (December 28, 2013 – 0.59 to 1.00), which reflected the use of proceeds from the sale of the Fiber Business to repay a portion of our North American credit facilities. We expect that our borrowings will return to levels consistent with our historical borrowings as we make strategic investments and use cash for general corporate purposes.

Cash Flows

Fiscal 2014 Compared to Fiscal 2013

Net cash and cash equivalents increased $1,401 to $9,938 as at January 3, 2015, compared with $8,537 at December 28, 2013, which primarily reflected the following sources of cash:

•	net proceeds from the sale of the Fiber Business of $36,863;

•	cash provided by continuing operating activities of $25,017;

•	cash proceeds on the disposal of assets of $5,966; and

•	cash proceeds on the exercise of employee stock options of $3,058.

These sources of cash were mostly offset by the following uses of cash:

•	net repayments under our line of credit facilities of $42,873;

•	capital expenditures of $19,925, primarily related to expansion of our premium juice and aseptic production facilities, expansion of storage capacity at our Bulgarian grains handling and processing facility and completion of our cocoa processing facility in the Netherlands; and

•	net repayments of long-term debt of $5,701.

Cash provided by operating activities of continuing operations was $25,017 for the year ended January 3, 2015, compared with $32,580 for the year ended December 28, 2013, a decrease of $7,563, reflecting increased working capital requirements to support the operating growth within SunOpta Foods, partially offset by the improved year-over-year operating performance within SunOpta Foods. In addition, we have reduced our inventories of commodity grains in favor of lower-volume, higher-margin non-GMO varieties, and we are carrying lower inventories of seeds following the rationalization of our sunflower operations. Cash flows used in operating activities of discontinued operations of $202 and $2,528 in 2014 and 2013, respectively, reflected the operations of the Fiber Business, as well as $4,360 of cash paid in 2013 in connection with the CSOP arbitration settlement.

Cash used in investing activities of continuing operations declined by $15,950 to $14,970 for the year ended January 3, 2015, compared with $30,920 for the year ended December 28, 2013, mainly due to a decrease in capital expenditures of $12,108, reflecting higher spending in 2013 related to an expansion of our aseptic processing and packaging operations, construction of our cocoa processing facility, expansion of production capabilities at OLC and expansion of our grains milling and roasting capacity. In addition, we generated proceeds of $5,966 on the disposal of assets in 2014, mainly related to the sale of the sunflower facilities. Also contributing to the year-over-year decline in cash used in investing activities was net cash paid of $3,828 to acquire OLC in 2013, offset by a decrease in restricted cash of $6,495, which was applied to the repayment of a credit facility used to pre-finance construction of equipment for our Dutch cocoa facility. Cash provided by investing activities of discontinued operations of $37,058, primarily reflected the net proceeds from the sale of the Fiber Business of $36,863. Cash used in investing activities of discontinued operations of $2,081 in 2013, primarily reflected capital expenditures related to the Fiber Business.

SUNOPTA INC.	66	January 3, 2015 10-K

Cash used in financing activities of continuing operations was $45,661 for the year ended January 3, 2015, compared with cash provided of $4,495 for the year ended December 28, 2013, an increase in cash used of $50,156, which mainly reflected net repayments under our line of credit facilities of $42,873 in 2014, compared with net borrowings under these facilities of $9,151 in 2013, reflecting proceeds from the sales of the Fiber Business and sunflower facilities, as well as reduced capital and business acquisition spending in 2014, compared with 2013.

Cash Flows

Fiscal 2013 Compared to Fiscal 2012

Net cash and cash equivalents increased $1,697 to $8,537 as at December 28, 2013, compared with $6,840 at December 29, 2012, which primarily reflected the following sources of cash:

•	cash provided by continuing operating activities of $32,580;

•	net borrowings under our credit facilities of $9,151; and

•	restricted cash of $6,495 applied to the repayment of the credit facility used to pre-finance construction of cocoa processing equipment at our facility in the Netherlands.

These sources of cash were mostly offset by the following uses of cash:

•

capital expenditures of $32,033, related to the expansion of our aseptic beverage processing and packaging capacity; installation of new filling and extraction equipment at our San Bernardino juice production facility; construction of our cocoa processing facility; expansion of production capabilities and storage capacity at OLC; and additions to our grains milling and roasting capacity;

•	net repayments of long-term debt of $6,842;

•	cash component of the CSOP arbitration settlement of $4,360; and

•	cash consideration paid to acquire OLC of $3,828, net of cash acquired.

Despite a decline in year-over-year earnings from continuing operations in 2013, compared with 2012, cash provided by operating activities increased by $3,134 to $32,580 for the year ended December 28, 2013, compared with $29,446 for the year ended December 29, 2012, which mainly reflected lower inventories of grains and seeds due to a late North American harvest in 2013 that has pushed deliveries into the first quarter of 2014. This factor was partially offset by higher working capital levels to support our expanded aseptic beverage and re-sealable pouch operations, as well as our European organic cocoa and sunflower processing operations. Cash used in operating activities of discontinued operations of $2,528 in 2013, reflected the $4,360 of cash paid in connection with the CSOP arbitration settlement, partially offset by the operations of the Fiber Business. Cash provided by operating activities of discontinued operations of $1,531 in 2012, primarily reflected the operations of the Fiber Business and Purity.

Cash used in investing activities of continuing operations decreased by $29,372 to $30,920 for the year ended December 28, 2013, compared with $60,292 for the year ended December 29, 2012, reflecting net cash paid to acquire OLC of $3,828 in 2013, compared with $30,044 of net cash paid by Opta Minerals to acquire WGI and Babco in 2012; and the use of the restricted cash of $6,495 to repay the cocoa equipment pre-finance facility in 2013, which was deposited in 2012. These factors were partially offset by an increase in capital expenditures of $9,243 in 2013. Cash used in investing activities of discontinued operations of $2,081 in 2013, primarily reflected capital expenditures related to the Fiber Business. Cash provided by investing activities of discontinued operations of $10,545 in 2012, primarily reflected the net proceeds from the sale of Purity of $12,189.

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

SUNOPTA INC.	67	January 3, 2015 10-K

Business and Financial Outlook

The purpose of this Business and Financial Outlook section is to provide shareholders, prospective investors and other readers of the Form 10-K with information regarding management's current plans and expectations including expectations regarding future revenues and earnings. This Outlook has been prepared for this purpose only and readers are cautioned that it may not be appropriate for any other purpose. Readers are also cautioned that this Outlook is subject to the assumptions, risks and uncertainties discussed below and elsewhere in the Form 10-K, that actual results may vary from those presented and therefore they should not place undue reliance on it. This Outlook reflects our current expectations and judgments based on circumstances existing as of March 3, 2015. We disclaim any intention or obligation to update or revise this Business and Financial Outlook, whether as a result of new information, future events or otherwise, except as required by law. The statements in this Outlook are forward-looking statements. See “Forward-Looking Statements”.

Management believes that consumer demand for high quality natural, organic and specialty foods has grown rapidly over the past decade as global awareness of the benefits of healthy eating continues to proliferate. We believe long-term trends for growth remain in place and it is reasonable to expect growth of approximately 10% in the markets where we participate. While a large number of companies compete within specific segments of the market, we believe there are relatively few companies positioned like SunOpta to take advantage of this growing market. We believe that our integrated “field-to-table” business model built over the past 15 years has positioned SunOpta as a global leader in the natural and organic food market.

During 2014, we realigned the operating segments of SunOpta Foods to focus on two key “go-to-market” categories: ingredient sourcing and supply; and consumer-packaged products. We believe this new operational structure better aligns with our integrated product portfolio and positions SunOpta to become a much more customer centric organization focused on strategically supplying our entire portfolio to retailers, food service and food manufacturers. In addition, we believe this new structure better supports our strategy of growing our value-added packaged foods and ingredients portfolios, and leveraging our sourcing and supply capabilities and production capacity.

For 2015, we believe we will realize revenue and unit growth compared to 2014, resulting from new and expanding customer relationships and contracts that utilize additional capacity added during 2015 and 2014, new product offerings in aseptic beverages, growth in flexible re-sealable pouches, new innovative nutritious snack and other on-the-go offerings delivered in portable convenient consumer packaging, incremental sales of value-added grain and fruit based ingredients, and continued growth in demand for natural and organic raw materials. We believe that consumer demand for natural, organic and specialty foods will continue to grow as consumers continue to elect to make healthy lifestyle changes and as concerns over disease, obesity and well-being remain center of mind. We feel we are well positioned to meet the needs of these growing markets.

We believe that our net earnings for 2015 should improve versus 2014 as a result of improved volumes, pricing and product mix; increased capacity utilization, cost reduction and streamlining initiatives; and lower rationalization costs. Our primary focus for 2015 remains the improvement of operating margins and returns on assets employed towards our established goals of 8% operating income as a percentage of revenues and 15% return on net assets. As a matter of policy, we generally do not provide specific revenue or earning guidance for future periods.

We have a well-defined strategic framework from which key initiatives and near-term action plans are developed, helping to create focus and a high degree of accountability for our businesses and employees. The framework is as follows:

•

To focus our natural and organic foods company on areas we can gain or further entrench our competitive advantage. This includes (i) focusing resources on our core products; (ii) focusing resources on key market categories and geographies; and (iii) identifying and pursuing strategically-aligned acquisitions.

•

To accelerate our growth by delivering more value to our customers. This includes (i) identifying key product categories, customers and competitors; (ii) enhancing innovation through shared research and development capabilities; and (iii) instituting key account management to better service customers.

•

To leverage the integrated platform we have built. This includes (i) standardizing and sharing expertise across operations to improve safety, quality, delivery and cost per unit; (ii) optimizing our field-to-table supply chain capabilities to deliver an outstanding customer experience; and (iii) improving performance on our five sustainability platforms.

SUNOPTA INC.	68	January 3, 2015 10-K

•

To engage all employees for maximum mutual benefit. This includes ensuring that the tools, training, communication and expectations of all employees are in place to support the achievement of our goals.

Maintaining liquidity and having available sources of cash will be imperative to continue our growth. As at January 3, 2015, we had $9,938 in cash, of which $2,170 may only be used by the operations of Opta Minerals. We also had approximately $100,000 in unused bank lines available. Our remaining cash and unused lines plus cash generated from operations are expected to be sufficient to finance 2015 capital spending estimated to be $40,000 to $45,000. We believe additional sources of cash could be obtained through a combination of additional bank or subordinated financing, a private or public offering, the issuance of shares or through a divestiture. However, there can be no assurance that such financing or transactions would be available or, if so, on terms that are acceptable to us.

Off – Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

The table below sets out our contractual obligations as at January 3, 2015:

		Payments due by Period
	Total	2015	2016-2017	2018-2019	Thereafter
	$	$	$	$	$
Bank indebtedness	91,410	91,410	-	-	-
Long-term debt	39,855	5,927	11,103	10,807	12,018
Interest on bank indebtedness and long-term debt(1)	8,514	4,606	3,379	529	-
Purchase commitments	232,506	232,506	-	-	-
Operating leases	90,549	19,262	34,458	28,119	8,710
Long-term liabilities	2,212	250	1,962	-	-
Commodity and foreign exchange contracts	2,015	1,925	90	-	-
Interest rate swaps	285	285	-	-	-
	467,346	356,171	50,992	39,455	20,728

(1)	Interest is calculated based on scheduled repayments over the periods as indicated, using existing interest rates at January 3, 2015, as disclosed in note 11 to the Consolidated Financial Statements.

The preceding table does not include certain contingent consideration related to acquisitions completed prior to December 31, 2008 that may become payable if predetermined financial targets are achieved. The estimated fair value of contingent consideration liabilities related to acquisitions completed after January 1, 2009 is reflected in long-term liabilities in the table above. In addition, this table excludes a liability for uncertain tax benefits totaling $2,575, as we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

SUNOPTA INC.	69	January 3, 2015 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

All financial numbers presented in this “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” are expressed in thousands of U.S. dollars, unless otherwise noted.

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at January 3, 2015, we had $126,043 and $5,222 principal amount of variable and fixed rate debt, respectively, with weighted-average interest rates of 3.5% and 6.1%, respectively. Opta Minerals utilizes interest rate swaps to manage its exposure to changes in interest rates on a portion of its variable rate debt. As at January 3, 2015, Opta Minerals held interest rate swaps with a notional amount of Cdn $37,025 to fix its effective interest rate on this amount at 1.85% to 2.02% plus a margin based on certain financial ratios, until February 2017. A 100 basis-point change in interest rates would have an after-tax effect of $615 on our earnings and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt, taking into account interest rate hedging activities. A 100 basis-point change in interest rates would not have material effect on the fair value of our fixed rate debt, based on the amount currently borrowed.

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional currency of the Canadian corporate office is the U.S. dollar. The functional currency of our operations located in Europe is principally the euro. For these operations, gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive income within shareholders’ equity. We are exposed to foreign exchange rate fluctuations as the financial results of our European subsidiaries are translated into U.S. dollars on consolidation. A 10% change in the exchange rates for the euro would affect the fair value of our net assets by $3,457, with a corresponding impact to accumulated other comprehensive income.

The reporting currency of Opta Minerals is the U.S. dollar. Opta Minerals operates on an international basis. The functional currencies of its Canadian and European subsidiaries are the Canadian dollar and euro, respectively. For these operations, all transaction gains or losses in relation to the U.S. dollar are recorded as foreign exchange gain (loss) in the consolidated statements of operations, while gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive income within shareholders’ equity. A 10% movement in foreign currency exchange rates would affect the fair value of our net assets by $1,934, with a corresponding impact to accumulated other comprehensive income.

The euro depreciated against the U.S. dollar during 2014, with closing rates moving from $1.3740 at December 28, 2013 to $1.2004 at January 3, 2015. The Canadian dollar depreciated relative to the U.S. dollar in 2014, with closing rates moving from $0.9342 at December 28, 2013 to $0.8502 at January 3, 2015 for each U.S. dollar.

SunOpta Foods’ operations based in the U.S. have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The European operations are exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market. It is our intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose us to exchange rate fluctuations when converted into U.S. dollars. In addition, we enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at January 3, 2015, resulting in a gain of $1,397 (December 28, 2013 - loss of $44), which is included in foreign exchange on the consolidated statements of operations. We attempt to reduce exposure to foreign currency exchange rates by entering into forward foreign exchange contracts. The net effect of all exchange based transactions including realized foreign exchange contracts, unrealized open contracts and all other foreign exchange transactions are recorded in foreign exchange on our consolidated statements of operations. For the year ended January 3, 2015, we recorded a gain of $777 (December 28, 2013 - gain of $1,606).

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

SUNOPTA INC.	70	January 3, 2015 10-K

We have a risk of loss from hedging activities if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at January 3, 2015, we owned 278,821 (December 28, 2013 - 212,026) bushels of corn with a weighted-average price of $3.86 (December 28, 2013 - $4.33) and 401,082 (December 28, 2013 - 623,739) bushels of soy beans with a weighted-average price of $10.97 (December 28, 2013 - $15.57) . As at January 3, 2015, we had a net long position on corn of 14,965 (December 28, 2013 - long position of 1,447) bushels and a net long position on soybeans of 2,539 (December 28, 2013 - short position of 16,729). An increase or decrease in commodity prices of either soy or corn of 10% would result in an increase or decrease in the carrying value of these commodities by $9 (December 28, 2013 - $25).

In addition, we enter into forward contracts to hedge our cocoa and coffee positions in an effort to minimize price fluctuations. As at January 3, 2015, we had net open forward contracts to sell 67 lots of cocoa (December 28, 2013 - 168 lots) and 39 lots of coffee (December 28, 2013 - nil). A 10% change in the commodity price of cocoa and coffee would impact the fair value of these derivative instruments by $197 (December 28, 2013 - $468) and $235 (December 28, 2013 - nil), respectively.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this item are set forth immediately following the signature page to this Form 10-K beginning on page F1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

SUNOPTA INC.	71	January 3, 2015 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2015.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 3, 2015. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that, as of January 3, 2015, our internal control over financial reporting is effective based on those criteria.

The effectiveness of our internal control over financial reporting as of January 3, 2015 has been audited by Deloitte LLP, Independent Registered Public Accounting Firm that also audited the Company’s Consolidated Financial Statements for the year ended January 3, 2015, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 3, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	72	January 3, 2015 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the internal control over financial reporting of SunOpta Inc. and subsidiaries (the “Company”) as of January 3, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended January 3, 2015 of the Company and our report dated March 3, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 3, 2015

Item 9B. Other Information

None.

SUNOPTA INC.	73	January 3, 2015 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after January 3, 2015 (the “2015 Proxy Statement”). See also the information regarding executive officers of the registrant set forth in Part I under the caption "Executive Officers of the Registrant" in reliance on General Instruction G to Form 10-K.

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2015 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the 2015 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2015 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2015 Proxy Statement.

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

2.2+

Asset Purchase Agreement, dated as of May 24, 2012, between SunOpta Inc. and Purity Life Health Products LP. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on May 30, 2012).

2.3+

Asset Purchase Agreement, dated December 15, 2014, among Canadian Harvest LP, as Purchaser, J. Rettenmaier & Sohne GmbH & Co KG, as Guarantor, SunOpta Grains and Foods Inc., as the Seller, and SunOpta Inc. as Parent to the Seller (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

SUNOPTA INC.	74	January 3, 2015 10-K

Exhibits	Description

3.1	Amalgamation of Stake Technology Ltd. and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	Certificate of Amendment, dated October 31, 2003, to change the Company’s name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to Exhibit 3i(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd., dated January 1, 2004 (incorporated by reference to Exhibit 3i(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.4	Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. Kofman-Barenholtz Foods Limited, dated January 1, 2005 (incorporated by reference to Exhibit 3i(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

3.5	Articles of Amalgamation of SunOpta Inc. and 4307623 Canada Inc., dated January 1, 2006 (incorporated by reference to Exhibit 3i(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005).

3.6	Articles of Amalgamation of SunOpta Inc., 4208862 SunOpta Food Ingredients Canada Ltd., 4406150 Canada Inc. and 4406168 Canada Inc., dated January 1, 2007 (incorporated by reference to Exhibit 3i(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.7	Articles of Amalgamation of SunOpta Inc. and 4460596 Canada Inc., dated January 1, 2008 (incorporated by reference to Exhibit 3i(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.8	Amended and Restated By-law No. 14, dated May 27, 2010 (incorporated by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3 filed on July 3, 2014).

3.9	Certificate of Amendment, dated July 10, 2013, to authorize the directors to fix the number of directors to be elected by the shareholders and to appoint one or more directors (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-3 filed on July 3, 2014).

4.1	Form of Certificate representing Common Shares, no par value (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form 5-8 filed on September 2, 2011).

10.1†	Employee Stock Purchase Plan amended March 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 29, 2012).

10.2†	Retiring Allowance Agreement, dated March 8, 2011, between the Company and Jeremy Kendall which terminates and supercedes the Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall, as amended (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

SUNOPTA INC.	75	January 3, 2015 10-K

Exhibits	Description

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

10.9†

Letter Agreement, dated January 10, 2013, by and between SunOpta Inc. and John Dietrich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2013).

10.10†

Retirement and Consulting Agreement, dated January 10, 2014, between SunOpta Grains and Foods, Inc. and Allan G. Routh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2014).

10.11	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2014).

10.12

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

10.13†*	Letter Agreement re Terms of Employment, dated October 10, 2011, by and between SunOpta Inc. and John Ruelle.

SUNOPTA INC.	76	January 3, 2015 10-K

Exhibits	Description

10.14†*	Letter Agreement re Amendment of Terms of Employment, dated April 5, 2013, by and between SunOpta Inc. and John Ruelle.

10.15†*	Letter Agreement re Amendment of Terms of Employment, dated December 30, 2014, by and between SunOpta Inc. and John Ruelle.

10.16†*	Employment Agreement, dated April 2012, by and between The Organic Corporation B.V. and G.J.M. Versteegh.

21*	List of subsidiaries.

23.1*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	77	January 3, 2015 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

Date: March 3, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Steven R. Bromley Steven R. Bromley	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2015
/s/ Robert McKeracher Robert McKeracher	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2015
/s/ Alan Murray Alan Murray	Chair of the Board and Director	March 3, 2015
/s/ Jay Amato Jay Amato	Director	March 3, 2015
/s/ Margaret Shan Atkins Margaret Shan Atkins	Director	March 3, 2015
/s/ Michael Detlefsen Michael Detlefsen	Director	March 3, 2015
/s/ Peter Fraser Peter Fraser	Director	March 3, 2015
/s/ Douglas Greene Douglas Greene	Director	March 3, 2015
/s/ Katrina Houde Katrina Houde	Director	March 3, 2015
/s/ Jeremy Kendall Jeremy Kendall	Director	March 3, 2015
/s/ Allan Routh Allan Routh	Director	March 3, 2015

SUNOPTA INC.	78	January 3, 2015 10-K

SunOpta Inc.

Index to Consolidated Financial Statements

(expressed in thousands of U.S. dollars, unless otherwise noted)

Page

Report of Independent Registered Public Accounting Firm	F2
Consolidated Statements of Operations For the Years ended January 3, 2015, December 28, 2013 and December 29, 2012	F3
Consolidated Statements of Comprehensive Earnings For the Years ended January 3, 2015, December 28, 2013 and December 29, 2012	F4
Consolidated Balance Sheets As at January 3, 2015 and December 28, 2013	F5
Consolidated Statements of Shareholders’ Equity For the Years ended January 3, 2015, December 28, 2013 and December 29, 2012	F6
Consolidated Statements of Cash Flows For the Years ended January 3, 2015, December 28, 2013 and December 29, 2012	F7
Notes to Consolidated Financial Statements For the Years ended January 3, 2015, December 28, 2013 and December 29, 2012	F8

SUNOPTA INC.	-F1-	January 3, 2015 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the accompanying consolidated balance sheets of SunOpta Inc. and subsidiaries (the “Company”) as of January 3, 2015 and December 28, 2013, and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 3, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SunOpta Inc. and subsidiaries as of January 3, 2015 and December 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 3, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

Chartered Professional Accountants, Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 3, 2015

SUNOPTA INC.	-F2-	January 3, 2015 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
		(note 1)	(note 1)
Revenues	1,242,600	1,140,095	1,043,543
Cost of goods sold	1,099,306	1,014,493	918,940
Gross profit	143,294	125,602	124,603
Selling, general and administrative expenses	94,609	84,762	77,708
Intangible asset amortization	4,254	4,709	4,900
Other expense, net (note 13)	2,494	6,577	1,946
Goodwill impairment (note 9)	10,975	3,552	-
Foreign exchange gain	(777)	(1,606)	(1,047)
Earnings from continuing operations before the following	31,739	27,608	41,096
Interest expense, net (note 11)	7,764	7,860	9,333
Impairment loss on investment (note 7)	8,441	21,495	-
Earnings (loss) from continuing operations before income taxes	15,534	(1,747)	31,763
Provision for income taxes (note 14)	8,903	7,439	9,498
Earnings (loss) from continuing operations	6,631	(9,186)	22,265
Discontinued operations (note 3)
Earnings (loss) from discontinued operations, net of income taxes	(144)	172	2,694
Gain on sale of discontinued operations, net of income taxes	1,898	-	808
Earnings from discontinued operations, net of income taxes	1,754	172	3,502
Earnings (loss)	8,385	(9,014)	25,767
Earnings (loss) attributable to non-controlling interests	(4,716)	(490)	1,543
Earnings (loss) attributable to SunOpta Inc.	13,101	(8,524)	24,224
Earnings (loss) per share – basic (note 15)
-from continuing operations	0.17	(0.13)	0.31
-from discontinued operations	0.03	-	0.05
	0.20	(0.13)	0.37
Earnings (loss) per share – diluted (note 15)
-from continuing operations	0.17	(0.13)	0.31
-from discontinued operations	0.03	-	0.05
	0.19	(0.13)	0.36

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F3-	January 3, 2015 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
		(note 1)	(note 1)
Earnings (loss) from continuing operations	6,631	(9,186)	22,265
Earnings from discontinued operations, net of income taxes	1,754	172	3,502
Earnings (loss)	8,385	(9,014)	25,767

Currency translation adjustment	(5,148)	2,209	741
Change in fair value of interest rate swaps, net of income taxes (note 4)	20	65	(87)
Other comprehensive earnings (loss), net of income taxes	(5,128)	2,274	654

Comprehensive earnings (loss)	3,257	(6,740)	26,421

Comprehensive earnings (loss) attributable to non-controlling interests	(4,669)	(76)	1,683

Comprehensive earnings (loss) attributable to SunOpta Inc.	7,926	(6,664)	24,738

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F4-	January 3, 2015 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at January 3, 2015 and December 28, 2013
(Expressed in thousands of U.S. dollars, except per share amounts)

	January 3, 2015	December 28, 2013
	$	$

		(note 1)
ASSETS
Current assets
Cash and cash equivalents (note 16)	9,938	8,537
Accounts receivable (note 5)	125,896	104,904
Inventories (note 6)	264,256	268,037
Prepaid expenses and other current assets (note 4)	18,935	15,754
Current income taxes recoverable	2,233	6,116
Deferred income taxes (note 14)	8,107	4,806
Current assets held for sale (note 1)	-	11,575
	429,365	419,729

Investment (note 7)	3,645	12,350
Property, plant and equipment (note 8)	134,920	143,155
Goodwill (note 9)	29,082	41,643
Intangible assets (note 9)	40,640	47,955
Deferred income taxes (note 14)	2,061	12,565
Other assets (note 4)	1,237	1,554
Non-current assets held for sale (note 1)	-	26,984

	640,950	705,935

LIABILITIES
Current liabilities
Bank indebtedness (note 11)	91,410	141,853
Accounts payable and accrued liabilities (note 10)	128,437	127,453
Customer and other deposits	4,127	3,620
Income taxes payable	3,090	2,564
Other current liabilities (note 4)	3,087	2,114
Current portion of long-term debt (note 11)	5,927	6,354
Current portion of long-term liabilities	250	1,034
Current liabilities held for sale (note 1)	-	2,164
	236,328	287,156

Long-term debt (note 11)	33,928	42,654
Long-term liabilities (note 4)	1,962	3,072
Deferred income taxes (note 14)	15,404	30,441
	287,622	363,323

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 67,073,944 shares issued (December 28, 2013 - 66,527,691) (note 12)	190,668	186,376
Additional paid-in capital (note 12)	22,490	19,323
Retained earnings	129,309	116,208
Accumulated other comprehensive income (loss)	(1,778)	3,397
	340,689	325,304
Non-controlling interests	12,639	17,308
Total equity	353,328	342,612

	640,950	705,935

Commitments and contingencies (note 19)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	January 3, 2015 10-K

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

					Accumulated
			Additional		other com-
			paid-in	Retained	prehensive	Non-controlling
	Common shares		capital	earnings	income (loss)	interests	Total
	000s	$	$	$	$	$	$

Balance at January 1, 2012	65,796	182,108	14,134	100,508	2,382	15,816	314,948

Employee share purchase plan	111	546	-	-	-	-	546
Exercise of options	100	373	(132)	-	-	-	241
Stock-based compensation	-	-	2,853	-	-	-	2,853
Earnings from continuing operations	-	-	-	20,722	-	1,543	22,265
Loss from discontinued operations net of income taxes	-	-	-	3,502	(1,359)	-	2,143
Currency translation adjustment	-	-	-	-	572	169	741
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(58)	(29)	(87)
Payment to non-controlling interests	-	-	-	-	-	(115)	(115)

Balance at December 29, 2012	66,007	183,027	16,855	124,732	1,537	17,384	343,535

Employee share purchase plan	80	549	-	-	-	-	549
Exercise of options	441	2,800	(787)	-	-	-	2,013
Stock-based compensation	-	-	3,255	-	-	-	3,255
Loss from continuing operations	-	-	-	(8,696)	-	(490)	(9,186)
Loss from discontinued operations, net of income taxes	-	-	-	172	-	-	172
Currency translation adjustment	-	-	-	-	1,817	392	2,209
Change in fair value of interest rate swaps, net of income taxes (note 4)	-	-	-	-	43	22	65

Balance at December 28, 2013	66,528	186,376	19,323	116,208	3,397	17,308	342,612

Employee share purchase plan	52	627	-	-	-	-	627
Exercise of options	494	3,665	(1,234)	-	-	-	2,431
Stock-based compensation	-	-	4,401	-	-	-	4,401
Earnings from continuing operations	-	-	-	11,347	-	(4,716)	6,631
Earnings from discontinued operations, net of income taxes	-	-	-	1,754	-	-	1,754
Currency translation adjustment	-	-	-	-	(5,188)	40	(5,148)
Change in fair value of interest rate swaps, net of income taxes (note 4)	-	-	-	-	13	7	20

Balance at January 3, 2015	67,074	190,668	22,490	129,309	(1,778)	12,639	353,328

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	January 3, 2015 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$

		(note 1)	(note 1)

CASH PROVIDED BY (USED IN)
Operating activities
Earnings (loss)	8,385	(9,014)	25,767
Earnings from discontinued operations	1,754	172	3,502
Earnings (loss) from continuing operations	6,631	(9,186)	22,265

Items not affecting cash:
Depreciation and amortization	21,850	20,530	18,393
Deferred income taxes	(7,545)	1,164	1,981
Stock-based compensation (note 12)	4,401	3,255	2,753
Unrealized loss (gain) on derivative instruments (note 4)	176	1,976	(695)
Impairment loss on investment (note 7)	8,441	21,495	-
Impairment of long-lived assets (note 13)	3,770	310	-
Goodwill impairment (note 9)	10,975	3,552	-
Loss (gain) on disposal of assets (note 13)	(1,282)	223	51
Fair value of contingent consideration (note 13)	(1,373)	-	-
Other	699	(632)	1,046
Changes in non-cash working capital, net of businesses acquired (note 16)	(21,726)	(10,107)	(16,348)
Net cash flows from operating activities - continuing operations	25,017	32,580	29,446
Net cash flows from operating activities - discontinued operations	(202)	(2,528)	1,531
	24,815	30,052	30,977
Investing activities
Purchases of property, plant and equipment	(19,925)	(32,033)	(22,790)
Payment of contingent consideration (note 4)	(1,199)	(1,267)	(477)
Acquisitions of businesses, net of cash acquired (note 2)	-	(3,828)	(30,044)
Proceeds on the disposal of assets (note 13)	5,966	129	50
Decrease in long-term investment, net (note 7)	264	-	-
Decrease (increase) in restricted cash	-	6,495	(6,595)
Other	(76)	(416)	(436)
Net cash flows from investing activities - continuing operations	(14,970)	(30,920)	(60,292)
Net cash flows from investing activities - discontinued operations	37,058	(2,081)	10,545
	22,088	(33,001)	(49,747)
Financing activities
Increase (decrease) under line of credit facilities (note 11)	(42,873)	9,151	20,517
Repayment of long-term debt (note 11)	(5,996)	(7,328)	(55,484)
Borrowings of long-term debt (note 11)	295	486	59,992
Proceeds from the issuance of common shares	3,058	2,562	787
Financing costs	(34)	(36)	(2,564)
Other	(111)	(340)	(81)
Net cash flows from financing activities - continuing operations	(45,661)	4,495	23,167

Foreign exchange gain on cash held in a foreign currency	159	151	65

Increase in cash and cash equivalents during the year	1,401	1,697	4,462

Cash and cash equivalents - beginning of the year	8,537	6,840	2,378

Cash and cash equivalents - end of the year	9,938	8,537	6,840

Supplemental cash flow information (notes 16)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F7-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

1.	Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company operates in two industry segments, the largest being SunOpta Foods, which consists of two reportable segments, Global Ingredients and Consumer Products, that operate in the natural, organic and specialty food sectors and utilize an integrated business model to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66% of Opta Minerals Inc. (“Opta Minerals”) as at January 3, 2015 and December 28, 2013, on a non-dilutive basis. Opta Minerals produces, distributes and recycles industrial minerals, silica-free abrasives and specialty sands.

Basis of Presentation

These consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and those of its wholly-owned and majority-owned subsidiaries, including Opta Minerals. In addition, the accounts of any variable interest entities (“VIEs”) for which the Company has been determined to be the primary beneficiary are included in these consolidated financial statements. All intercompany accounts and transactions have been eliminated on consolidation.

Comparative Balances

On December 22, 2014, the Company completed the sale of its fiber and starch business (the “Fiber Business”), which has been presented as a discontinued operation in the consolidated financial statements for the current fiscal year and comparative periods. Accordingly, the operating results and cash flows of the Fiber Business for the years ended December 28, 2013 and December 29, 2012 have been reclassified to discontinued operations (see note 3). In addition, the net assets and liabilities of the Fiber Business have been reclassified and reported as held for sale on the consolidated balance sheet as at December 28, 2013.

Fiscal Year-End

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2014 was a 53-week period ending on January 3, 2015, while fiscal years 2013 and 2012 were each 52-week periods ending on December 28, 2013 and December 29, 2012, respectively. Fiscal year 2015 will be a 52-week period ending on January 2, 2016, with quarterly periods ending on April 4, July 4 and October 3, 2015.

The fiscal year of Opta Minerals ends on December 31, with its quarterly periods ending on March 31, June 30 and September 30.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Areas involving significant estimates and assumptions include: inventory valuation reserves; income tax liabilities and assets, and related valuation allowances; provisions for loss contingencies related to claims and litigation; allocation of the purchase price of acquired businesses; fair value of contingent consideration liabilities; useful lives of property, plant and equipment and intangible assets; expected future cash flows used in evaluating intangible assets for impairment; fair value of investments; and reporting unit fair values in testing goodwill for impairment. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the general business environment changes.

SUNOPTA INC.	-F8-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

Business Acquisitions

Acquired businesses are accounted for using the acquisition method of accounting, which requires that assets acquired and liabilities assumed be recorded at fair value, with limited exceptions. Any excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquisition-related transaction costs are accounted for as an expense in the period in which the costs are incurred. Contingent consideration is measured at fair value and recognized as part of the consideration transferred in exchange for the acquired businesses. Contingent consideration liabilities are remeasured to fair value at each reporting date with the changes in fair value recognized in other expense/income on the consolidated statements of operations.

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

Financial Instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, derivative instruments, accounts payable and accrued liabilities, and customer and other deposits. Cash and cash equivalents, inventories carried at market and derivative instruments are measured at fair value each reporting period. The fair values of the remaining financial instruments approximate their carrying values due to their short-term maturities. The fair values of long-term debt and long-term liabilities as at January 3, 2015 are considered not to be materially different from the carrying amounts.

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). Fair value measurements are estimated based on inputs categorized as follows:

•	Level 1 inputs include quoted prices (unadjusted) for identical assets or liabilities in active markets that are observable.

•

Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 includes unobservable inputs that reflect the Company’s own assumptions about what factors market participants would use in pricing the asset or liability.

SUNOPTA INC.	-F9-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
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

Accounts Receivable

Accounts receivable comprise trade receivables that are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. As at January 3, 2015 and December 28, 2013, no customer’s balance represented 10% or more of the Company’s consolidated trade receivables balance.

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

SUNOPTA INC.	-F10-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
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

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment related to the reporting units of SunOpta Foods in the fourth quarter of each fiscal year. Goodwill related to the reporting units of Opta Minerals is also tested in the fourth quarter. The Company performs a quantitative test for goodwill impairment by comparing the carrying amount of each reporting unit to its estimated fair value. If the carrying amount exceeds the reporting unit’s fair value, there is a potential impairment in goodwill. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill.

Intangible Assets

The Company’s finite-lived intangible assets consist of customer and other relationships, patents and trademarks, and other intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer and other relationships	7 - 25 years
Patents and trademarks	15 years
Other	15 years

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

SUNOPTA INC.	-F11-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in earnings or other comprehensive earnings, based on whether the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As at January 3, 2015, the Company utilized the following derivative instruments to manage interest rate, commodity and foreign currency risks:

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

The Company enters into forward foreign exchange contracts to minimize exchange rate fluctuations relating to foreign currency denominated purchase and sale contracts and accounts payable and receivable. Forward foreign exchange contracts designated as hedges are marked-to-market with the effective portion of the gain or loss recognized in other comprehensive earnings and subsequently recognized in earnings in the same period the hedged item affects earnings. Gains and losses on forward exchange contracts not specifically designated as hedging instruments are included in foreign exchange (gain) loss on the consolidated statements of operations.

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

SUNOPTA INC.	-F12-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
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

Stock Incentive Plan

The Company maintains a stock incentive plan under which stock options and other stock-based awards may be granted to selected employees and directors. The Company recognizes stock-based compensation at fair value. Compensation expense is recognized on a straight-line basis over vesting period of the entire stock-based award based on the estimated number of awards that are expected to vest. When exercised, stock-based awards are settled through the issuance of shares and are therefore treated as equity awards.

Revenue Recognition

The Company recognizes revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place, the price is fixed or determinable, and collection is reasonably assured, as follows:

(a)	SunOpta Foods

Grain revenues are recorded when title and possession of the product is transferred to the customer. Possession is transferred to the customer at the time of shipment from the Company’s facility or at the time of delivery to a specified destination depending on the terms of the sale. All other SunOpta Foods revenues are recognized when title is transferred upon the shipment of product to the customer. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale.

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

SUNOPTA INC.	-F13-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
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

SUNOPTA INC.	-F14-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

2.	Business Acquisitions

Bulgarian Processing Operation

On December 31, 2012, the Company acquired a grains handling and processing facility located in Silistra, Bulgaria and operated as the Organic Land Corporation OOD (“OLC”). The facility is located near a protected and chemical-free agricultural area, which produces organic products including sunflower, flax seed, corn, barley and soybeans. This acquisition diversified the Company’s organic sunflower processing operations and should allow it to expand its capabilities into the other organic products grown in the region following the expansion of production capabilities. The Company had been sourcing non-genetically modified sunflower kernel from OLC from late 2011 through to the date of acquisition. Since the acquisition date, the results of operations of OLC have been included in the Global Ingredients reportable segment.

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

The revenue and earnings of OLC from the date of acquisition to January 3, 2015 were not material to the Company’s consolidated results of operations. In addition, assuming the acquisition had occurred as of January 1, 2012, the results of operations of OLC would not have had a material pro forma effect on the Company’s revenues, earnings and earnings per share for the year ended December 28, 2013.

SUNOPTA INC.	-F15-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

WGI Heavy Metals, Incorporated

On August 29, 2012, Opta Minerals paid $14,098 in cash to acquire approximately 94% of the outstanding common shares of WGI Heavy Metals, Incorporated (“WGI”), pursuant to an offer by Opta Minerals to acquire all of the outstanding common shares of WGI for Cdn $0.60 cash per share. The fair value of the remaining outstanding common shares of WGI amounted to $870 based on the terms of the offer. The fair value of the remaining outstanding common shares was included in accrued liabilities at the acquisition date, as Opta Minerals had commenced a compulsory acquisition of the outstanding common shares of WGI not tendered to the offer. The compulsory acquisition was completed on November 8, 2012, following which Opta Minerals owned 100% of WGI. WGI’s principal business is the processing and sale of industrial abrasive minerals, and the sourcing, assembly and sale of ultra-high pressure water jet cutting machine replacement parts and components. This acquisition complemented Opta Minerals’ existing product portfolio and expanded product line offerings to new and existing customers.

The acquisition of WGI has been accounted for as a business combination under the acquisition method of accounting. The following table summarizes the fair values of the assets acquired and liabilities assumed as of the acquisition date.

$
Cash and cash equivalents	2,454
Accounts and other receivables(1)	4,922
Inventories	7,329
Other current assets	111
Property, plant and equipment	5,386
Goodwill(2)	623
Deferred income tax	383
Accounts payable and accrued liabilities	(5,462)
Bank indebtedness and long-term debt	(551)
Other long-term liabilities	(227)
Total consideration	14,968

(1)	Includes trade accounts receivable with a fair value of $4,365. The gross contractual amount of trade accounts receivable was $5,097, of which $732 was expected to be uncollectible.

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

SUNOPTA INC.	-F16-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

Babco Industrial Corp.

On February 10, 2012, Opta Minerals acquired all of the outstanding common shares of Babco Industrial Corp. (“Babco”), located in Regina, Saskatchewan. Babco is an industrial processor of petroleum coke. This acquisition complemented Opta Minerals’ existing product portfolio and provided for additional product line offerings to new and existing customers in the region.

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

(5)

Represents the fair value of contingent consideration payments of up to approximately $1,300 if Babco achieves certain earnings before interest, taxes, depreciation and amortization (“EBITDA”) targets over the next five years. The fair value of the contingent consideration was measured at the acquisition date using a discounted cash flow analysis based on level 3 inputs, which included a forecasted EBITDA growth rate of 2.5% and a risk- adjusted discount rate of 18.0%.

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

SUNOPTA INC.	-F17-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

The acquired assets (including goodwill), assumed liabilities and results of operations of Babco have been included in the Opta Minerals operating segment since the date of acquisition.

3. Discontinued Operations

Fiber and Starch Business

On December 22, 2014, the Company completed the sale of the Fiber Business for $37,500, subject to certain closing adjustments. The Fiber Business included five facilities located in Louisville, Kentucky, Cedar Rapids, Iowa, Cambridge, Minnesota, Fosston, Minnesota, and Galesburg, Illinois. The Fiber Business was formerly part of the former Value Added Ingredients operating segment. The Company continues to operate both its integrated grain- and fruit-based ingredient businesses, which were not part of the sale, and which previously formed the remainder of the former Value Added Ingredients operating segment.

For the year ended January 3, 2015, the Company recognized the following gain on sale of the Fiber Business in discontinued operations:

$
Cash consideration	37,500
Transaction and related costs	(637)
Net proceeds	36,863

Current assets	12,139
Property, plant and equipment	13,045
Goodwill	12,030
Current liabilities	(3,239)
Net assets sold	33,975

Pre-tax gain on sale	2,888
Provision for income taxes	(990)
)Gain on sale of discontinued operations, net of income taxes	1,898

SUNOPTA INC.	-F18-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
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

For the year ended December 29, 2012, the Company recognized the following gain on sale of Purity in discontinued operations:

$
Cash consideration	13,443
Transaction and related costs	(1,254)
Net proceeds	12,189
Net assets sold	12,939
Accumulated currency translation adjustment related to net assets sold	(1,359)
Net assets sold after accumulated currency translation adjustment	11,580
Pre-tax gain on sale	609
Recovery of income taxes(1)	199
Gain on sale of discontinued operations, net of income taxes	808

(1)

The divestiture resulted in a pre-tax accounting loss on sale of $750 (before giving effect to the accumulated currency translation adjustment). The Company recognized a recovery of income taxes for the associated loss for Canadian tax purposes.

Colorado Sun Oil Processing LLC

On August 12, 2011, the Company disposed of its interest in the Colorado Sun Oil Processing LLC (“CSOP”) joint venture to Colorado Mills, LLC (“Colorado Mills”) pursuant to the outcome of related bankruptcy proceedings. CSOP operated a vegetable oil refinery adjacent to Colorado Mills’ sunflower crush plant. The operating results of CSOP were reclassified to discontinued operations, which included a pre-tax charge of $5,246 recorded in the year ended December 31, 2011, which was related to a separate arbitration ruling in favor of Colorado Mills in respect of the joint venture agreement. On June 18, 2013, the Company reached an agreement with Colorado Mills to settle the arbitration proceeding. In connection with the settlement, the Company paid Colorado Mills $5,884, consisting of cash and equipment in use at the CSOP refinery. The expenses of CSOP included in discontinued operations for the years ended December 28, 2013 and December 29, 2012, related to legal fees and period interest costs the Company incurred in connection with the arbitration proceeding.

Operating Results Reported in Discontinued Operations

The following table presents the aggregate operating results of the Fiber Business, Purity and CSOP reported in earnings (loss) from discontinued operations:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Revenues	40,938	41,834	74,435

Earnings before income taxes	6	303	4,210
Provision for income taxes	(150)	(131)	(1,516)
Earnings (loss) from discontinued operations, net of income taxes	(144)	172	2,694

SUNOPTA INC.	-F19-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

4.	Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of January 3, 2015 and December 28, 2013:

					January 3, 2015
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	2,450	44	2,406	-
	Unrealized long-term derivative asset	50	-	50	-
	Unrealized short-term derivative liability	(2,951)	-	(2,951)	-
	Unrealized long-term derivative liability	(90)	-	(90)	-
(b)	Inventories carried at market(2)	7,713	-	7,713	-
(c)	Interest rate swaps(3)	(285)	-	(285)	-
(d)	Forward foreign currency contracts(4)	1,026	-	1,026	-
(e)	Contingent consideration(5)	(396)	-	-	(396)
(f)	Embedded derivative(6)	3,409	-	-	3,409

					December 28, 2013
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	1,459	284	1,175	-
	Unrealized long-term derivative asset	29	-	29	-
	Unrealized short-term derivative liability	(1,841)	-	(1,841)	-
	Unrealized long-term derivative liability	(12)	-	(12)	-
(b)	Inventories carried at market(2)	11,836	-	11,836	-
(c)	Interest rate swaps(3)	(311)	-	(311)	-
(d)	Forward foreign currency contracts(4)	(371)	-	(371)	-
(e)	Contingent consideration(5)	(2,671)	-	-	(2,671)

(1)

Unrealized short-term derivative asset is included in prepaid expenses and other current assets, unrealized long-term derivative asset is included in other assets, unrealized short-term derivative liability is included in other current liabilities and unrealized long-term derivative liability is included in long-term liabilities on the consolidated balance sheets.

(2)	Inventories carried at market are included in inventories on the consolidated balance sheets.
(3)	The interest rate swaps are included in long-term liabilities on the consolidated balance sheets.
(4)	The forward foreign currency contracts are included in accounts receivable on the consolidated balance sheets.
(5)	Contingent consideration obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.
(6)	The embedded derivative is included in investment on the consolidated balance sheets.

(a)	Commodity futures and forward contracts

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

SUNOPTA INC.	-F20-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the year ended January 3, 2015, the Company recognized a loss of $176 (December 28, 2013 – loss of $1,976; December 29, 2012 – gain of $695) related to changes in the fair value of these derivatives.

As at January 3, 2015, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	1,232	1,639
Forward commodity sale contracts	(1,171)	(1,808)
Commodity futures contracts	(325)	(230)

In addition, as at January 3, 2015, the Company had open forward contracts to sell 67 lots of cocoa and 39 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the CBoT. Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at January 3, 2015, the Company had 278,821 bushels of commodity corn and 401,082 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

As at January 3, 2015, Opta Minerals held interest rate swaps with a notional value of Cdn $37,025 to pay fixed rates of 1.85% to 2.02%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until May 2017. The net notional value decreases in accordance with the quarterly principal repayments on Opta Minerals’ non-revolving term credit facility (see note 11).

At each period end, the Company calculates the marked-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of these derivative instruments are included on the consolidated statements of comprehensive earnings. For the year ended January 3, 2015, a gain of $26 (December 28, 2013 – gain of $85; December 29, 2012 – loss of $140), net of income tax expense of $6 (December 28, 2013 – income tax expense of $20; December 29, 2012 – income tax benefit of $53) related to changes in the fair value of these derivatives.

SUNOPTA INC.	-F21-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at January 3, 2015 the Company had open forward foreign exchange contracts with a notional value of €13,191 ($15,834). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the year ended January 3, 2015, the Company recognized a gain of $1,397 (December 28, 2013 – loss of $44; December 29, 2012 – loss of $327) related to changes in the fair value of these derivatives.

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. For the year ended January 3, 2015, the change in the fair value of the contingent consideration liability mainly reflected a payment of $800 and a fair value adjustment of $1,373 (see note 13) in connection with the settlement of remaining earn-out related to the acquisition Edner of Nevada, Inc. (“Edner”) on December 14, 2010.

(f)	Embedded derivative

As described in note 7, the Company invested $1,371 in the aggregate in convertible subordinated notes of Enchi Corporation (“Enchi”) (formerly Mascoma Corporation), a developer of advanced bioconversion products for the renewable fuels industry. These notes included an embedded accelerated payment option that may result in a maximum payout to the Company of approximately $5,100 in the aggregate plus accrued interest thereon. In the third quarter of 2014, the Company recorded a gain of $3,409 on the consolidated statement of operations (net against the impairment loss on its equity investment in Enchi) to recognize the estimated fair value of the embedded derivative. As at January 3, 2015, the Company determined that the fair value of the embedded derivative had not changed, resulting in no further gain or loss being recorded in the fourth quarter of 2014. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the fair value of the embedded derivative based on unobservable level 3 inputs. The significant unobservable inputs used in this analysis included: (i) the amount and timing of cash flows related to certain royalty rights received by Enchi in exchange for the sale of its yeast products business, which are expected to be the primary source of funds available to Enchi to settle the embedded derivative; and (ii) the discount rates used to reflect the relative risk profiles of each of the yeast products, which ranged from 18% to 50% (weighted average of 32%). Significant decreases in the cash flows from the royalty rights or significant increases in the discount rates applied to the royalties would result in a significantly lower fair value measurement. Factors that may impact these inputs include: (i) the regulatory requirements, technological risks, economic viability and future earnings prospects related to the development and commercialization of each of the products; and (ii) the competitive landscape, regulatory environment and economic conditions in the renewable fuels industry (including, but not limited to, the relative cost of petroleum). The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from the royalty rights relative to the latest financial forecasts used in the valuation analysis.

SUNOPTA INC.	-F22-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

5.	Accounts Receivable

	January 3, 2015	December 28, 2013
	$	$
Trade receivables	128,465	106,580
Allowance for doubtful accounts	(2,569)	(1,676)
	125,896	104,904

The change in the allowance for doubtful accounts provision for the years ended January 3, 2015 and December 28, 2013 is comprised as follows:

	January 3, 2015	December 28, 2013
	$	$
Balance, beginning of year	1,676	2,423
Net additions to provision	1,958	1,247
Accounts receivable written off, net of recoveries	(1,052)	(1,996)
Effects of foreign exchange rate differences	(13)	2
Balance, end of year	2,569	1,676

6.	Inventories

	January 3, 2015	December 28, 2013
	$	$
Raw materials and work-in-process	189,192	176,206
Finished goods	66,142	72,781
Company-owned grain	15,066	23,773
Inventory reserve	(6,144)	(4,723)
	264,256	268,037

The change in the inventory reserve for the years ended January 3, 2015 and December 28, 2013 is comprised as follows:

	January 3, 2015	December 28, 2013
	$	$
Balance, beginning of year	4,723	4,448
Additions to reserve during the year	11,461	2,824
Reserves applied and inventories written off during the year	(9,953)	(2,555)
Effect of foreign exchange rate differences	(87)	6
Balance, end of year	6,144	4,723

SUNOPTA INC.	-F23-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

7. Investment

On August 31, 2010, the Company sold 100% of its ownership interest in SunOpta BioProcess Inc. to Enchi in exchange for an equity ownership position in Enchi, consisting of preferred stock, common stock and warrants to purchase common stock of Enchi. The fair value of the non-cash consideration received was estimated to be $33,345 as of the date of sale, and the Company recognized a non-cash gain on sale in discontinued operations in the third quarter of 2010. The Company accounts for its equity investment in Enchi using the cost method, as it does not have the ability to exercise significant influence over the operating and financial policies of Enchi. The Company has identified its investment in Enchi as a non-core holding.

On August 5, 2011 and August 29, 2014, the Company invested $500 and $871, respectively, in convertible subordinated notes issued by Enchi.

As at June 29, 2013, the Company concluded that the original $33,345 carrying value of its investment in equity securities of Enchi was impaired and that the impairment was other-than-temporary. As a result, the Company recorded an other-than-temporary impairment loss of $21,495 in the second quarter of 2013, to write down the carrying value of its equity investment from $33,345 to $11,850.

On October 31, 2014, Enchi completed the sale of its yeast business in exchange for cash and certain royalty rights based on future sales of the yeast products by the purchaser. As a consequence of this sale, the Company estimated that its investment in equity securities of Enchi was fully impaired and that the impairment was other-than-temporary. As a result, the Company recorded an impairment loss on investment of $11,850 on the statement of operations in the third quarter of 2014, to write off the remaining carrying value of its equity investment. The Company also estimated that the fair value of its $1,371 investment in convertible subordinated notes of Enchi was $4,780, including the value ascribed to the accelerated payment option embedded in the notes (see note 4). As a result, the Company recognized a gain on its investment in debt securities of Enchi of $3,409 in the third quarter of 2014, which was recorded as a net amount against the impairment loss on investment on the statement of operations.

On November 21, 2014, the Company received a repayment of principal on the convertible subordinated notes of $1,135.

SUNOPTA INC.	-F24-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

8.	Property, Plant and Equipment

			January 3, 2015
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	6,562	-	6,562
Buildings	64,381	18,851	45,530
Machinery and equipment	149,044	75,165	73,879
Enterprise software	8,857	6,057	2,800
Office furniture and equipment	10,664	6,789	3,875
Vehicles	7,102	4,828	2,274
	246,610	111,690	134,920

			December 28, 2013
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,476	-	7,476
Buildings	62,194	16,497	45,697
Machinery and equipment	149,789	67,244	82,545
Enterprise software	6,837	5,523	1,314
Office furniture and equipment	9,805	5,892	3,913
Vehicles	6,705	4,495	2,210
	242,806	99,651	143,155

Included in machinery and equipment as at January 3, 2015 was $9,759 (December 28, 2013 – $8,177) representing construction in process assets which were not being depreciated as they had not yet reached the stage of commercial viability. Also included in machinery and equipment as at January 3, 2015 was equipment under capital leases with a cost of $6,683 (December 28, 2013 – $7,807) and a net book value of $5,837 (December 28, 2013 – $7,517). In addition, machinery and equipment includes $3,640 as at January 3, 2015 (December 28, 2013 – $3,170) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expense on the consolidated statements of operations related to property, plant and equipment for the year ended January 3, 2015 was $17,596 (December 28, 2013 – $15,820; December 29, 2012 – $13,493).

SUNOPTA INC.	-F25-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

9.	Goodwill and Intangible Assets

	January 3, 2015	December 28, 2013
	$	$
Goodwill	29,082	41,643
Intangible assets with a finite life at cost, less accumulated amortization of $29,787 (December 28, 2013 - $28,033)	40,640	47,955

The following is a summary of changes in goodwill:

$
Balance at December 29, 2012	45,384
Goodwill impairment	(3,552)
Impact of foreign exchange and other	(189)
Balance at December 28, 2013	41,643
Goodwill impairment	(10,975)
Impact of foreign exchange and other	(1,586)
Balance at January 3, 2015	29,082

For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, the Company performed its annual test for goodwill impairment related to the reporting units of SunOpta Foods in the fourth quarter of each fiscal year. Based on the results of the quantitative tests performed, the Company determined that none of the goodwill associated with the SunOpta Foods reporting units was impaired in any of those fiscal years.

In June 2014, the Company announced that the Board of Directors of Opta Minerals had established a special committee of independent directors to conduct a review of strategic alternatives available to Opta Minerals with a view to enhancing value for all shareholders. On the basis of the proposals received as part of this strategic review process, the Company determined that external market conditions suggested that the carrying value of Opta Minerals’ goodwill may be impaired. These market conditions reflect increased competition and reduced demand for silica-free abrasives, resulting in lower sales volumes, reduced market share, price concessions causing lower gross margins, and under-utilization of plant capacity, as well as cyclicality and customer concentrations in the steel industry. As a result of completing the test for goodwill impairment using a market approach, the Company determined the carrying value of Opta Minerals’ goodwill was fully impaired, and recorded a non-cash impairment charge of $10,975 in the fourth quarter of 2014. None of the impaired goodwill was deductible for tax purposes.

For the year ended December 28, 2013, Opta Minerals recognized a non-cash goodwill impairment loss of $3,552 related to one of its reporting units, reflecting lower-than-expected operating profits and cash flows for industrial minerals. The fair value of the reporting unit was estimated using an income approach based on the expected present value of future cash flows using unobservable (level 3) inputs, which included the following assumptions: (i) an estimated cumulative average operating income growth rate from 2014 to 2017 of 25.7%; (ii) a projected long-term annual operating income growth rate of 2.5%; and (iii) a risk-adjusted discount rate of 14.0% . The goodwill associated with the reporting unit was fully deductible for tax purposes.

There was no indication of goodwill impairment related to the other reporting units of Opta Minerals based on the testing done for the year ended December 29, 2012.

SUNOPTA INC.	-F26-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

The following is a summary of changes in intangible assets:

	Customer and other	Patents and
	relationships	trademarks	Other	Total
	$	$	$	$
Balance at December 29, 2012	50,848	386	1,592	52,826
Additions	-	12	170	182
Impairment (see note 13)	(310)	-	-	(310)
Amortization	(4,206)	(68)	(436)	(4,710)
Impact of foreign exchange	246	-	(279)	(33)
Balance at December 28, 2013	46,578	330	1,047	47,955
Additions	-	-	-	-
Impairment (see note 13)	(196)	-	-	(196)
Amortization	(3,925)	(69)	(260)	(4,254)
Impact of foreign exchange	(2,600)	-	(265)	(2,865)
Balance at January 3, 2015	39,857	261	522	40,640

The Company estimates that the aggregate future amortization expense associated with finite-life intangible assets in each of the next five fiscal years and thereafter will be as follows:

$
2015	4,293
2016	4,182
2017	4,144
2018	4,116
2019	3,893
Thereafter	20,012
40,640

10.	Accounts Payable and Accrued Liabilities

	January 3, 2015	December 28, 2013
	$	$
Accounts payable	89,922	89,996
Payroll and commissions	14,411	9,340
Accrued grain liabilities	13,899	16,902
Other accruals	10,205	11,215
	128,437	127,453

SUNOPTA INC.	-F27-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

11.	Bank Indebtedness and Long-Term Debt

	January 3, 2015	December 28, 2013
	$	$
Bank indebtedness:
North American credit facilities(1)	6,263	64,382
European credit facilities(2)	72,191	61,892
Opta Minerals revolving term credit facility(3)	12,956	15,579
	91,410	141,853

Long-term debt:
Opta Minerals non-revolving term credit facility(3)	34,633	42,253
Lease obligations(4)	4,965	6,444
Other	257	311
	39,855	49,008
Less: current portion	5,927	6,354
	33,928	42,654

(1)	North American credit facilities

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

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at January 3, 2015, the weighted-average interest rate on the facilities was 2.01% .

The facilities are collateralized by substantially all of the assets of the Company and its subsidiaries, excluding The Organic Corporation (“TOC”) and Opta Minerals.

(2)	European credit facilities

The European credit facilities support the international sourcing and supply operations of the Global Ingredients reportable segment.

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

The €80,000 revolving credit facility is secured by the working capital of the Borrowers and replaced the former €45,000 revolving credit facility of TOC and certain of its subsidiaries dated September 25, 2012. The Club Facility is due on demand with no set maturity date. Interest costs under the Club Facility accrue based on the aggregate of: (i) a fixed loan margin of 1.75%; and (ii) a variable rate based on LIBOR or EURIBOR plus an applicable spread as set by the Lenders on a periodic basis. As at January 3, 2015, €58,205 ($69,869) of the Club Facility had been utilized and, as of December 28, 2013, €42,661 ($58,616) of the former revolving credit facility had been utilized.

SUNOPTA INC.	-F28-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

On April 29, 2014, a subsidiary of TOC amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2015. As at January 3, 2015 and December 28, 2013, €1,934 ($2,322) and €2,385 ($3,276), respectively, was borrowed under this facility.

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

Interest on the borrowings under these facilities accrues at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 5.50% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non-revolving term credit facility (see note 4). As at December 31, 2014, the weighted-average interest rate on the credit facilities was 6.46%, after taking into account the related interest rate hedging activities.

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals, and are without recourse to SunOpta Inc.

On May 8, 2014, certain financial covenants under the Opta Minerals credit agreement were amended for the quarterly periods ending June 30, 2014 through September 30, 2015. Opta Minerals was in compliance with all its financial covenants as at December 31, 2014.

(4)	Lease obligations

On October 1, 2012, TOC entered into a €4,990 lease facility to provide for long-term financing on equipment for the cocoa processing facility in the Netherlands. Interest on this facility accrues at an effective rate of 5.90% and the facility matures on October 1, 2019. Principal and accrued interest is repayable in equal monthly installments of €73. As at January 3, 2015 and December 28, 2013, €3,603 ($4,325) and €4,242 ($5,829), respectively, remained outstanding under this facility.

SUNOPTA INC.	-F29-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

Principal repayments of long-term debt are as follows:

$
2015	5,927
2016	5,623
2017	5,480
2018	5,414
2019	5,393
Thereafter	12,018
39,855

Interest expense (including standby fees and the amortization of deferred financing costs) and interest income are as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Interest expense	7,913	8,046	9,602
Interest income	(149)	(186)	(269)
Interest expense, net	7,764	7,860	9,333

12.	Capital Stock

The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value (of which none are outstanding).

Stock Incentive Plans

On May 28, 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) to selected employees and directors of the Company. As at January 3, 2015, 2,088,813 securities remained available for issuance under the 2013 Plan.

Stock Options

Stock options granted in the years ended January 3, 2015 and December 28, 2013, vest ratably on each of the first through fifth anniversaries of the grant date and expire on the tenth anniversary of the grant date. Options granted prior to January 1, 2012 generally vest ratably on each of the first through fifth anniversaries from the date of grant and expire on the sixth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees or directors on exercise of stock options or purchase of stock is credited to capital stock.

SUNOPTA INC.	-F30-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

Details of stock option activity for the year ended January 3, 2015 are as follows:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at beginning of year	4,024,060	$4.80
Granted	436,278	11.70
Exercised	(485,810)	2.01
Forfeited or expired	(349,880)	6.32
Outstanding at end of year	3,624,648	$6.61	6.6	$16,747
Exercisable at end of year	1,534,532	$5.42	4.7	$5,839

The weighted-average grant-date fair values of all stock options granted in the years ended January 3, 2015, December 28, 2013 and December 29, 2012 were $6.93, $4.44 and $3.41, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted in those years were as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
Dividend yield(1)	0%	0%	0%
Expected volatility(2)	61.3%	63.1%	65.8%
Risk-free interest rate(3)	2.2%	1.3%	1.2%
Expected life of options (years)(4)	6.5	6.5	6.5

(1)	Determined based on expected annual dividend yield at the time of grant.
(2)	Determined based on historical volatility of the Company’s common shares over the expected life of the option.
(3)	Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.
(4)

Determined using simplified method, as the Company changed the term of its stock option grants from six years to 10 years commencing in 2012 and, as a result, historical exercise data may no longer provide a reasonable basis upon which to estimate expected life.

The fair value of the options is based on estimates of the number of options that management expects to vest, which is estimated to be 85% of the granted amounts.

Details of stock options outstanding as at January 3, 2015 are as follows:

			Vested	Weighted-	Total	Weighted-
	Exercise price range		outstanding	average price	outstanding	average price
Expiry date	Low	High	options	(vested)	options	(total)
2015	$0.91	$1.92	272,920	$1.62	272,920	$1.62
2016	4.45	5.62	236,600	4.51	307,000	4.51
2017	4.99	7.72	390,550	7.14	601,450	7.08
2022	5.14	5.73	421,900	5.58	1,114,600	5.56
2023	7.09	8.23	193,950	7.47	908,150	7.47
2024	9.70	13.86	18,612	11.30	420,528	11.60
			1,534,532	$5.42	3,624,648	$6.61

Earnings from continuing operations for the year ended January 3, 2015 included $4,401 (December 28, 2013 – $3,255; December 29, 2012 – $2,753) of stock compensation expense related to the Company’s stock-based compensation arrangements, including $361 (December 28, 2013 – $485; December 29, 2012 – $501) in stock-based compensation for the options issued by Opta Minerals to its employees. In addition, the Company realized a cash tax benefit of $258 (December 28, 2013 – $170; December 29, 2012 – $12) relating to options granted in prior years and exercised in the current year. Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $7,573 as at January 3, 2015, which will be amortized over a weighted-average remaining vesting period of 2.2 years.

SUNOPTA INC.	-F31-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

Restricted Stock Units and Performance Share Units

For the year ended January 3, 2015, the Company granted 72,173 RSUs and 102,167 PSUs to certain employees and directors of the Company. Each vested RSU and PSU will be settled through the issuance of common shares of the Company and are therefore treated as equity awards.

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

Total compensation costs related to non-vested RSU and PSU awards not yet recognized as an expense was $692 and $880, respectively, as at January 3, 2015, which will be amortized over weighted-average remaining vesting periods of 2.4 years and 2.0 years, respectively.

Employee Share Purchase Plan

The Company maintains an employee share purchase plan whereby employees can purchase common shares through payroll deductions. In the year ended January 3, 2015, the Company’s employees purchased 51,946 common shares (December 28, 2013 – 80,215; December 29, 2012 – 111,078) for total proceeds of $549 (December 28, 2013 – $549; December 29, 2012 – $546). As at January 3, 2015, 1,311,825 common shares are remaining to be granted under this plan.

Warrants

On February 5, 2010, the Company issued warrants exercisable for up to 250,000 common shares at an exercise price of $3.25 per share as partial payment for general investment banking financial advisory services. On June 11, 2010, the Company issued warrants exercisable for up to 600,000 common shares at an exercise price of $5.11 per share as partial payment for advisory services in connection with the sale of the Canadian Food Distribution assets. A fair value of $2,163 in the aggregate was assigned to these warrants, determined using the Black-Scholes option pricing model. The fair value of the warrants was expensed in full as of the dates of issuance, with the offset recorded as an increase to additional paid-in capital. The warrants expire on the fifth anniversary of the respective dates of issuance. As at January 3, 2015, none of the warrants had been exercised. On January 29, 2015, the 250,000 warrants issued February 5, 2010 were exercised.

SUNOPTA INC.	-F32-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

13.	Other Expense, Net

The components of other expense (income) are as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$

Impairment of long-lived assets(1)	3,770	310	-
Business development costs(2)	539	181	671
Plant closure costs(3)	459	-	-
Severance and rationalization costs(4)	343	946	1,457
Fair value of contingent consideration(5)	(1,373)	-	-
Loss (gain) on disposal of assets(6)	(1,282)	117	(376)
Product recall(7)	-	5,214	-
Other	38	(191)	194
	2,494	6,577	1,946

(1)	Impairment of long-lived assets

For the year ended January 3, 2015, Opta Minerals wrote down the carrying value of certain property, plant and equipment and intangible assets, mainly related to increased competition and reduced demand for silica-free abrasives. For the year ended December 28, 2013, Opta Minerals wrote off the carrying amounts of certain intangible assets related to long-term licensing agreements that were determined not to be recoverable, due to a decline in the cash flows generated under these agreements.

(2)	Business development costs

For the year ended January 3, 2015, business development costs represent external professional and consulting fees incurred in connection with the review of strategic opportunities to acquire or divest of businesses or assets.

For the years ended December 28, 2013 and December 29, 2012, business development costs comprise acquisition-related transaction costs in connection with the acquisitions of OLC, WGI and Babco (see note 2).

(3)	Plant closure costs

For the year ended January 3, 2015, Opta Minerals incurred direct costs in connection with the closure or relocation of certain of its abrasives plants.

(4)	Severance and other rationalization costs

For the year ended January 3, 2015, employee severance and other costs included costs incurred by the Company in connection with the closure and sale of certain of its sunflower facilities (see (6) below).

For the year ended December 28, 2013, Opta Minerals incurred severance and other costs in connection with the rationalization and integration of WGI. In addition, the Company recorded employee severance and other costs in connection with the idling of its Fargo, North Dakota sunflower facility.

For the year ended December 29, 2012, the Company recorded employee severance and other costs in connection with the rationalization of a number of operations and functions within SunOpta Foods in an effort to streamline operations, which included a reduction in its salaried workforce, as well as severance payable to a former executive officer. In addition, Opta Minerals incurred severance costs in connection with the acquisition of WGI.

SUNOPTA INC.	-F33-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

(5)	Fair value of contingent consideration

For the year ended January 3, 2015, the Company recorded a gain of $1,373 in connection with the settlement of the remaining earn-out related to the acquisition of Edner.

(6)	Gain on disposal of assets

During the year ended January 3, 2015, the Company completed the sales of its Fargo, North Dakota, Goodland, Kansas and Edson, Kansas, sunflower production and storage facilities as part of a rationalization of its North American sunflower operations. These rationalization efforts are intended to lower the overall cost structure of the sunflower operations and improve production capacity utilization. The Company received total cash consideration of $5,688 and recognized a gain on sale of these facilities of $1,018 in the aggregate. These facilities were included in the Global Ingredients reportable segment. In addition, for the year ended January 3, 2015, the Company recognized an insurance recovery of $264 that was in excess of the carrying amount of the insured assets.

(7)	Product recall

For the year ended December 28, 2013, the Company recorded a provision for the expected loss associated with a voluntary product recall initiated by a customer in November 2013, which related to certain pouch products processed and packaged at the Company’s Allentown, Pennsylvania facility. As at January 3, 2015 and December 28, 2013, no amount of this provision had been utilized.

14.	Income Taxes

The provision for income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rate to earnings before income taxes due to the following:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Income tax provision (recovery) at combined statutory rate	3,743	(464)	8,416

Income (decrease) by the effects of:
Foreign tax rate differential	3,752	2,426	2,360
Change in valuation allowance	3,691	3,434	(1,354)
Goodwill impairment	2,908	-	-
Impairment loss on investment	1,122	2,799	-
Benefits of losses and credits not previously recognized	(2,350)	-	-
U.S. domestic manufacturing deduction	(1,334)	-	-
Benefits of intercompany financing structures	(1,066)	(626)	(210)
Impact of changes in enacted tax rates	(532)	29	(406)
Change in unrecognized tax benefits	(335)	153	180
Impact of foreign exchange	(245)	(224)	18
Other	(451)	(88)	494
Provision for income taxes	8,903	7,439	9,498

SUNOPTA INC.	-F34-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

The components of earnings (loss) from continuing operations before income taxes are shown below:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Canada	(7,617)	(15,945)	9,070
U.S.	19,418	12,589	11,734
Other	3,733	1,609	10,959
	15,534	(1,747)	31,763

The components of the provision for (recovery of) income taxes are shown below:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Current income tax provision (recovery):
Canada	(29)	402	250
U.S.	15,875	4,967	1,130
Other	1,743	806	3,041
	17,589	6,175	4,421

Deferred income tax provision (recovery):
Canada	2,434	1,766	889
U.S.	(10,878)	(602)	4,205
Other	(242)	100	(17)
	(8,686)	1,264	5,077
Provision for income taxes	8,903	7,439	9,498

Deferred income taxes of the Company are comprised of the following:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Differences in property, plant and equipment and intangible assets	(23,017)	(32,654)	(33,476)
Capital and non-capital losses	17,553	14,822	16,076
Tax benefit of scientific research expenditures	2,283	4,974	5,086
Tax benefit of costs incurred during share issuances	-	354	368
Inventory basis differences	4,774	2,106	1,944
Other accrued reserves	3,359	3,863	1,241
	4,952	(6,535)	(8,761)
Less: valuation allowance	10,188	6,535	3,145
Net deferred income tax liability	(5,236)	(13,070)	(11,906)

SUNOPTA INC.	-F35-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

The components of the deferred income tax asset (liability) are shown below:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Canada	3,486	6,053	7,848
U.S.	(5,737)	(15,475)	(16,721)
Other	(2,985)	(3,648)	(3,033)
	(5,236)	(13,070)	(11,906)

The components of the deferred income tax valuation allowance are as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Balance, beginning of year	6,535	3,145	4,547
Increase (decrease) in valuation allowance	3,691	3,434	(1,354)
Adjustments to valuation allowance as a result of acquisitions and foreign exchange	(38)	(44)	(48)
Balance, end of year	10,188	6,535	3,145

The Company has approximately $4,497 (December 28, 2013 - $10,098) in Canadian scientific expenditures, which can be carried forward indefinitely to reduce future years’ taxable income. The Company also has approximately $685 and $342 (December 28, 2013 – $953 and $71) in Canadian and U.S. scientific research investment tax credits and $727 (December 28, 2013 - $166) in Massachusetts research and development tax credits, which will expire in varying amounts up to 2029.

The Company has Canadian and U.S. federal non-capital loss carry-forwards of approximately $21,329 and $9,211, respectively, as at January 3, 2015 (December 28, 2013 - $21,581 and $5,108, respectively). The Company also has state loss carry-forwards of approximately $8,109 as at January 3, 2015 (December 28, 2013 - $6,576). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to Canada and the U.S. expire in varying amounts over the next 20 years.

The Company has Canadian capital losses of approximately $7,114 as at January 3, 2015 (December 28, 2013 - $394) for which a full valuation allowance exists. These amounts are available to reduce future capital gains and do not expire.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, a valuation allowance of $10,188 (December 28, 2013 - $6,535) has been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

The Company has not provided Canadian deferred taxes on cumulative earnings of non-Canadian affiliates and associated companies that have been reinvested indefinitely. Deferred taxes are provided for earnings of non-Canadian affiliates and associated companies when the Company determines that such earnings are no longer indefinitely reinvested.

SUNOPTA INC.	-F36-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
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

	January 3, 2015	December 28, 2013
	$	$
Balance, beginning of year	2,910	2,757
Reductions in tax positions of prior years	(553)	-
Additions in tax positions related to the current year	218	153
Balance, end of year	2,575	2,910

The Company’s unrecognized tax benefits largely include a possible reduction to prior year losses for U.S. exposures relating to the deductibility of certain interest amount accrued. The Company believes that it is reasonably possible that a decrease in unrecognized tax benefits related to tax exposures in the U.S. may be necessary as statute limitations lapse beginning in 2015.

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations, and with the related liability on the consolidated balance sheets. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada (including Ontario) the U.S. (including multiple states), and the Netherlands. The Company’s 2007 through 2013 tax years (and any tax year for which available non-capital loss carry-forwards were generated up to the amount of non-capital loss carry-forward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and the 2007 through 2013 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company’s consolidated financial statements.

SUNOPTA INC.	-F37-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

15.	Earnings (Loss) Per Share

Earnings (loss) per share were calculated as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
Earnings (loss) from continuing operations attributable to SunOpta Inc.	$11,347	$(8,696)	$20,722
Earnings from discontinued operations, net of taxes	1,754	172	3,502
Earnings (loss) attributable to SunOpta Inc.	$13,101	$(8,524)	$24,224

Basic weighted-average number of shares outstanding	66,835,201	66,288,147	65,897,969
Dilutive potential of the following:
Employee/director stock options	1,007,596	1,165,133	551,723
Warrants	527,850	378,845	161,705
Diluted weighted-average number of shares outstanding	68,370,647	67,832,125	66,611,397

Earnings (loss) per share - basic:
- from continuing operations	$0.17	$(0.13)	$0.31
- from discontinued operations	0.03	-	0.05
	$0.20	$(0.13)	$0.37

Earnings (loss) per share - diluted:
- from continuing operations	$0.17	$(0.13)	$0.31
- from discontinued operations	0.03	-	0.05
	$0.19	$(0.13)	$0.36

For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, options to purchase 63,000, nil and 2,045,200 common shares, respectively, have been excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

For the year ended December 28, 2013, all potential dilutive common shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.

SUNOPTA INC.	-F38-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

16.	Supplemental Cash Flow Information

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(22,986)	3,626	(19,381)
Inventories	(5,222)	(17,158)	(20,806)
Income tax recoverable	3,419	(5,693)	2,395
Prepaid expenses and other current assets	(2,798)	2,911	2,379
Accounts payable and accrued liabilities	5,364	7,423	15,055
Customer and other deposits	497	(1,216)	4,010
	(21,726)	(10,107)	(16,348)

Cash paid for:
Interest	7,316	7,125	8,541
Income taxes	13,041	10,715	6,304

As at January 3, 2015, cash and cash equivalents included $2,170 (December 28, 2013 – $4,084) that is specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

17.	Related Party Transactions and Balance

The following table summarizes related party transactions and balance not disclosed elsewhere in these consolidated financial statements:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Transactions:
Sales of agronomy products(1)	276	412	537
Purchases of grains and seeds(1)	1,106	4,447	1,486
Sales of coffee beans(2)	1,274	879	871
Rent paid(3)	396	475	498
Payments under consulting contract(4)	275	-	-
Interest paid on promissory notes(5)	-	-	112
Balance:
Amount due under retiring allowance agreement(6)	114	163	215

(1)

Represents sales of agronomy products to employees and directors at market prices and purchases of grains and seeds at market prices from employees and directors, which are included in revenues and cost of goods sold, respectively, on the consolidated statements of operations.

(2)

Represents the sale of coffee beans at market prices from TOC to a company that is owned by the non-controlling shareholder of Trabocca B.V., a less-than-wholly-owned subsidiary of TOC. These sales are included in revenues on the consolidated statement of operations.

(3)

Represents rental payments at market rates for the lease of production, warehouse and/or office facilities from former owners or shareholders of acquired businesses who remain employed by the Company. These payments are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of operations.

SUNOPTA INC.	-F39-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

(4)

Represents amount paid to a former executive officer of the Company, who remains a member of the Board of Directors, under a three-year consulting contract, commencing in 2014.. This contract provides for total yearly compensation of up to $300 in year one; $150 in year two; and $50 in year three. These payments are included in selling, general and administrative expenses on the consolidated statements of operations.

(5)

Represents interest payments on promissory notes issued to former shareholders of TOC, who remained in senior management positions with TOC. These payments are included in interest expense, net on the consolidated statements of operations.

(6)

Represents the amount owed under a retiring allowance agreement with the Company’s former Chief Executive Officer (“CEO”), who remains a member of the Board of Directors. This agreement provides for annual consulting fees to be paid until 2020, regardless of whether the former CEO continues to provide services to the Company. The remaining amount due is included in long-term liabilities on the consolidated balance sheets.

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

The liabilities of the VIE consolidated by the Company represent claims against the specific assets of the VIE, and not additional claims on the Company’s general assets. There is no recourse available to the creditors of the VIE against the Company. The impact of consolidating the investment in the joint venture on the consolidated balance sheet is as follows:

	January 3, 2015	December 28, 2013
	$	$
Current assets	772	1,780
Property, plant and equipment	953	1,163
Current liabilities	(441)	(462)
Long-term debt	(257)	(311)
Long-term liabilities	(174)	(223)
Non-controlling interest	363	429
Net investment by the Company	1,216	2,376

19.	Commitments and contingencies

Plum Dispute

Plum, PBC, a Delaware public benefit corporation (“Plum”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing process, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. In the complaint, Plum alleges it initiated the recall in response to consumer complaints of spoiled packaging of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleges in its complaint that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum is seeking unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees. The Company disputes the allegations made by Plum in its complaint and intends to vigorously defend itself against these claims; however, the Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

SUNOPTA INC.	-F40-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
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

Grain Held for Others

As at January 3, 2015, the Company held grain for the benefit of others in the amount of $1,936 (December 28, 2013 – $3,112). The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

Letters of Credit

The Company has outstanding letters of credit at January 3, 2015 totaling $4,453 (December 28, 2013 – $3,944).

Real Property Lease Commitments

The Company has entered into various leasing arrangements, which have fixed monthly rents that are adjusted annually each year for inflation.

Minimum commitments under operating leases, principally for processing facilities, warehouse and distribution facilities, and equipment for the next five fiscal years and thereafter are as follows:

$
2015	19,262
2016	17,910
2017	16,548
2018	15,474
2019	12,645
Thereafter	8,710
90,549

In the years ended January 3, 2015, December 28, 2013 and December 29, 2012, net minimum rents, including contingent rents and sublease rental income, were $15,283, $12,091 and $10,704, respectively.

SUNOPTA INC.	-F41-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

20.	Segmented Information

In the fourth quarter of 2014, following the sale of the Fiber Business (see note 3), the Company implemented changes to its organizational structure to align and focus the operations of SunOpta Foods on two key “go-to-market” categories: ingredient sourcing and supply; and consumer-packaged products. Consequently, the Company realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to the Company’s Chief Executive Officer. The segment information presented below for fiscal 2014 and comparative periods has been restated to reflect the realigned operating segments of SunOpta Foods. The Opta Minerals operating segment remained unchanged.

Effective with the realignment, the Company operates in the following three reportable segments:

•	Global Ingredients aggregates the Company’s North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.

•	Consumer Products manufactures and supplies branded and private label aseptic beverages; re-sealable pouch products; individually quick frozen (“IQF”) fruits and vegetables; fruit bases and toppings; premium juices; shelf stable juices and waters; and fruit- and grain-based snacks.

•	Opta Minerals produces, distributes and recycles industrial minerals, silica-free abrasives, and specialty sands for use in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries.

In addition, Corporate Services provides a variety of management, financial, information technology, treasury and administration services to each of the operating segments from the Company’s head office in Brampton, Ontario, and information technology and shared services from its administrative office in Edina, Minnesota.

When reviewing the operating results of the Company’s operating segments, management uses segment revenues from external customers and segment operating income to assess performance and allocate resources. Segment operating income excludes other income/expense items and goodwill impairment losses. In addition, interest expense and income amounts, and provisions for income taxes are not allocated to the operating segments.

SUNOPTA INC.	-F42-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

Segment Revenues and Operating Income

Reportable segment operating results for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 were as follows:

				January 3, 2015
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	619,066	483,679	1,102,745	139,855	1,242,600
Segment operating income	26,274	27,872	54,146	3,511	57,657
Corporate Services					(12,449)
Other expense, net(1)					(2,494)
Goodwill impairment(2)					(10,975)
Interest expense, net					(7,764)
Impairment loss on investment					(8,441)
Earnings from continuing operations before income taxes					15,534

				December 28, 2013
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	571,347	427,313	998,660	141,435	1,140,095
Segment operating income	10,882	29,582	40,464	6,731	47,195
Corporate Services					(9,458)
Other expense, net(1)					(6,577)
Goodwill impairment(2)					(3,552)
Interest expense, net					(7,860)
Impairment loss on investment					(21,495)
Loss from continuing operations before income taxes					(1,747)

				December 29, 2012
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	540,461	376,431	916,892	126,651	1,043,543
Segment operating income	18,649	21,560	40,209	10,062	50,271
Corporate Services					(7,229)
Other expense, net					(1,946)
Interest expense, net					(9,333)
Earnings from continuing operations before income taxes					31,763

(1)	Other expense, net for the years ended January 3, 2015 and December 28, 2013 include impairments of long-lived assets at Opta Minerals of $3,770 and $310, respectively (see note 13).
(2)	Goodwill impairment losses of $10,975 and $3,552 for the years ended January 3, 2015 and December 28, 2013, respectively, relate to Opta Minerals (see note 9).

SUNOPTA INC.	-F43-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

Segment Assets

Total assets and goodwill by reportable segment as at January 3, 2015 and December 28, 2013 were as follows:

	January 3, 2015	December 28, 2013
	$	$
Segment assets:
Global Ingredients	306,519	312,894
Consumer Products	199,466	185,818
SunOpta Foods	505,985	498,712
Opta Minerals	112,111	137,106
Total segment assets	618,096	635,818
Corporate Services	22,854	31,558
Total assets	640,950	667,376

Segment goodwill:
Global Ingredients	26,720	27,822
Consumer Products	2,362	2,362
SunOpta Foods	29,082	30,184
Opta Minerals	-	11,459
Total segment goodwill	29,082	41,643

Sgment Capital Expenditures, Depreciation and Amortization

Capital expenditures, depreciation and amortization by reportable segment for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 were as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Segment capital expenditures:
Global Ingredients	5,993	13,363	10,227
Consumer Products	8,012	12,877	9,400
SunOpta Foods	14,005	26,240	19,627
Opta Minerals	2,254	3,100	2,504
Total segment capital expenditures	16,259	29,340	22,131
Corporate Services	3,242	574	812
Total capital expenditures	19,501	29,914	22,943

Segment depreciation and amortization:
Global Ingredients	6,668	6,091	5,115
Consumer Products	7,562	7,381	6,729
SunOpta Foods	14,230	13,472	11,844
Opta Minerals	6,209	6,257	5,731
Total segment depreciation and amortization	20,439	19,729	17,575
Corporate Services	1,411	801	818
Total depreciation and amortization	21,850	20,530	18,393

SUNOPTA INC.	-F44-	January 3, 2015 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2015, December 28, 2013 and December 29, 2012
(Expressed in thousands of U.S. dollars, except per share amounts)

Geographic Information

The Company’s assets, operations and employees are principally located in the U.S., Canada, Europe, China and Ethiopia. Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended January 3, 2015, December 28, 2013 and December 29, 2012 were as follows:

	January 3, 2015	December 28, 2013	December 29, 2012
	$	$	$
Revenues from external customers:
U.S.	937,129	869,829	812,019
Canada	58,299	56,571	54,288
Europe and other	247,172	213,695	177,236
Total revenues from external customers	1,242,600	1,140,095	1,043,543

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at January 3, 2015 and December 28, 2013 were as follows:

	January 3, 2015	December 28, 2013
	$	$
Long-lived assets:
U.S.	98,881	106,165
Canada	14,493	11,896
Europe and other	21,546	25,094
Total long-lived assets	134,920	143,155

Major Customers

For the years ended January 3, 2015, December 28, 2013 and December 29, 2012, the Company did not have any customers that exceeded 10% of total revenues.

21.	Subsequent Event

On March 2, 2015, the Company acquired 100% of the issued and outstanding units of Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label orange juice and other citrus products in the U.S., for cash at closing of approximately $13,300, subject to certain post-closing adjustments, as well as additional consideration contingent on the achievement of specified performance targets.

This transaction will be accounted for as a business combination under the acquisition method of accounting. The acquired assets of Citrusource consist primarily of customer relationship intangible assets and goodwill. Due to the limited time since the closing of the transaction, the valuation efforts and related acquisition accounting are incomplete at the time of filing of these consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including any resulting goodwill.

SUNOPTA INC.	-F45-	January 3, 2015 10-K

Supplemental financial information (unaudited)

Summarized below is the Consolidated Statement of Operations for the quarters ended January 3, 2015, October 4, 2014, July 5, 2014 and April 5, 2014, as well as the fiscal 2013 quarterly comparatives.

		Quarter ended
	January 3, 2015(1)	December 28, 2013
	$	$

Revenues	284,759	274,675
Cost of goods sold	256,618	247,370
Gross profit	28,141	27,305

Selling, general and administrative expenses	23,272	21,609
Intangible asset amortization	1,020	1,100
Other expense, net(2)	3,487	5,250
Goodwill impairment(2)	10,975	-
Foreign exchange gain	(400)	(455)

Loss from continuing operations before the following	(10,213)	(199)

Interest expense, net	1,636	1,975

Loss from continuing operations before income taxes	(11,849)	(2,174)

Recovery of income taxes	(3,387)	(882)

Loss from continuing operations	(8,462)	(1,292)

Discontinued operations
Earnings (loss) from discontinued operations, net of income taxes	(441)	133
Gain on sale of discontinued operations, net of income taxes(3)	1,898	-

Earnings from discontinued operations, net of income taxes	1,457	133

Loss	(7,005)	(1,159)

Earnings (loss) attributable to non-controlling interests	(5,142)	122

Loss attributable to SunOpta Inc.	(1,863)	(1,281)

Earnings (loss) per share - basic
-from continuing operations	(0.05)	(0.02)
-from discontinued operations	0.02	-
	(0.03)	(0.02)

Earnings (loss) per share - diluted
-from continuing operations	(0.05)	(0.02)
-from discontinued operations	0.02	-
	(0.03)	(0.02)

(1)	Reflects the reclassification of the revenues and expenses of the Fiber Business to discontinued operations (see note 3 to the Consolidated Financial Statements).
(2)	Fourth quarter of 2014 reflects impairments of long-lived assets and goodwill of Opta Minerals (see notes 13 and 9 to the Consolidated Financial Statements).
(3)	Fourth quarter of 2014 reflects the gain on the sale of the Fiber Business.

SUNOPTA INC.	-F46-	January 3, 2015 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	October 4, 2014(1)	September 28, 2013
	$	$

Revenues	307,887	291,914
Cost of goods sold	271,774	261,625
Gross profit	36,113	30,289

Selling, general and administrative expenses	23,461	19,727
Intangible asset amortization	1,023	1,174
Other expense, net	11	595
Goodwill impairment(2)	-	3,552
Foreign exchange gain	(600)	(211)

Earnings from continuing operations before the following	12,218	5,452

Interest expense, net	1,970	1,957
Impairment loss on investment(3)	8,441	-

Earnings from continuing operations before income taxes	1,807	3,495

Provision for income taxes	2,267	1,325

Earnings (loss) from continuing operations	(460)	2,170

Earnings from discontinued operations, net of taxes	233	27

Earnings (loss)	(227)	2,197

Earnings (loss) attributable to non-controlling interests	157	(716)

Earnings (loss) attributable to SunOpta Inc.	(384)	2,913

Earnings (loss) per share - basic
-from continuing operations	(0.01)	0.04
-from discontinued operations	-	-
	(0.01)	0.04

Earnings (loss) per share - diluted
-from continuing operations	(0.01)	0.04
-from discontinued operations	-	-
	(0.01)	0.04

(1)	Reflects the reclassification of the revenues and expenses of the Fiber Business to discontinued operations (see note 3 to the Consolidated Financial Statements).
(2)	Third quarter of 2013 reflects impairment of goodwill of Opta Minerals (see note 9 to the Consolidated Financial Statements).
(3)	Third quarter of 2014 reflects impairment loss on investment in the equity securities of Enchi (see note 7 to the Consolidated Financial Statements).

SUNOPTA INC.	-F47-	January 3, 2015 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	July 5, 2014(1)	June 29, 2013
	$	$

Revenues	327,575	301,418
Cost of goods sold	284,757	265,635
Gross profit	42,818	35,783

Selling, general and administrative expenses	24,477	21,934
Intangible asset amortization	1,088	1,194
Other expense, net	137	494
Foreign exchange loss (gain)	546	(355)

Earnings from continuing operations before the following	16,570	12,516

Interest expense, net	2,010	2,238
Impairment loss on investment(2)	-	21,495

Earnings from continuing operations before income taxes	14,560	(11,217)

Provision for income taxes	5,590	3,905

Earnings from continuing operations	8,970	(15,122)

Earnings (loss) from discontinued operations, net of taxes	27	(218)

Earnings	8,997	(15,340)

Earnings (loss) attributable to non-controlling interests	289	(59)

Earnings attributable to SunOpta Inc.	8,708	(15,281)

Earnings per share - basic
-from continuing operations	0.13	(0.23)
-from discontinued operations	-	-
	0.13	(0.23)

Earnings per share - diluted
-from continuing operations	0.13	(0.22)
-from discontinued operations	-	-
	0.13	(0.23)

(1)	Reflects the reclassification of the revenues and expenses of the Fiber Business to discontinued operations (see note 3 to the Consolidated Financial Statements).
(2)	Second quarter of 2013 reflects impairment of investment in Enchi (see note 7 to the Consolidated Financial Statements).

SUNOPTA INC.	-F48-	January 3, 2015 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	April 5, 2014(1)	March 30, 2013
	$	$

Revenues	322,379	272,088
Cost of goods sold	286,157	239,863
Gross profit	36,222	32,225

Selling, general and administrative expenses	23,399	21,492
Intangible asset amortization	1,123	1,241
Other expense (income), net	(1,141)	238
Foreign exchange (gain)	(323)	(585)

Earnings from continuing operations before the following	13,164	9,839

Interest expense, net	2,148	1,690

Earnings from continuing operations before income taxes	11,016	8,149

Provision for income taxes	4,433	3,091

Earnings from continuing operations	6,583	5,058

Earnings from discontinued operations, net of taxes	37	230

Earnings	6,620	5,288

Earnings (loss) attributable to non-controlling interests	(20)	163

Earnings attributable to SunOpta Inc.	6,640	5,125

Earnings per share - basic
-from continuing operations	0.10	0.07
-from discontinued operations	-	-
	0.10	0.08

Earnings per share - diluted
-from continuing operations	0.10	0.07
-from discontinued operations	-	-
	0.10	0.08

(1)	Reflects the reclassification of the revenues and expenses of the Fiber Business to discontinued operations (see note 3 to the Consolidated Financial Statements).

SUNOPTA INC.	-F49-	January 3, 2015 10-K