Form 10-Q
period 2015-04-04
SunOpta Inc.
filed 2015-05-13
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015

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

Yes [X]       No[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [X]       No[_]

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

Yes [_]       No[X]

The number of the registrant’s common shares outstanding as of May 8, 2015 was 67,785,470.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended April 4, 2015

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at April 4, 2015, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.2564 and $1.00 = €0.9192. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

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

SUNOPTA INC.	2	April 4, 2015 10-Q

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

SUNOPTA INC.	3	April 4, 2015 10-Q

  we do not currently intend to pay any cash dividends on our common shares in the foreseeable future;

  fluctuations in exchange rates, interest rates and certain commodities;

  our ability to effectively manage our growth and integrate acquired companies; and

  the volatility of our operating results and share price.

Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“Form 10-K”). For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read the risk factors under Item 1A, “Risk Factors”, of the Form 10-K.

SUNOPTA INC.	4	April 4, 2015 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
	April 4, 2015	April 5, 2014
	$	$

		(note 1)

Revenues	303,406	322,379

Cost of goods sold	270,514	286,157

Gross profit	32,892	36,222

Selling, general and administrative expenses	23,670	23,399
Intangible asset amortization	1,130	1,123
Other expense (income), net (note 7)	34	(1,141)
Foreign exchange gain	(1,340)	(323)

Earnings from continuing operations before the following	9,398	13,164

Interest expense, net	1,823	2,148

Earnings from continuing operations before income taxes	7,575	11,016

Provision for income taxes	2,757	4,433

Earnings from continuing operations	4,818	6,583

Earnings from discontinued operations, net of income taxes (note 3)	-	37

Earnings	4,818	6,620

Loss attributable to non-controlling interests	(416)	(20)

Earning attributable to SunOpta Inc.	5,234	6,640

Earnings per share – basic (note 8)
- from continuing operations	0.08	0.10
- from discontinued operations	-	-
	0.08	0.10

Earnings per share – diluted (note 8)
- from continuing operations	0.08	0.10
- from discontinued operations	-	-
	0.08	0.10

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	April 4, 2015 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended
	April 4, 2015	April 5, 2014
	$	$

		(note 1)

Earnings from continuing operations	4,818	6,583
Earnings from discontinued operations, net of income taxes	-	37
Earnings	4,818	6,620

Currency translation adjustment	(4,437)	(132)
Change in fair value of interest rate swap, net of taxes (note 4)	(196)	(60)
Other comprehensive loss, net of income taxes	(4,633)	(192)

Comprehensive earnings	185	6,428

Comprehensive (income) loss attributable to non-controlling interests	(782)	39

Comprehensive earnings attributable to SunOpta Inc.	967	6,389

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	April 4, 2015 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at April 4, 2015 and January 3, 2015
(Unaudited)
(Expressed in thousands of U.S. dollars)

	April 4, 2015	January 3, 2015
	$	$

		(note 1)

ASSETS
Current assets
Cash and cash equivalents (note 9)	3,491	9,938
Accounts receivable	128,277	125,896
Inventories (note 5)	269,300	264,256
Prepaid expenses and other current assets (note 4)	21,615	18,935
Current income taxes recoverable	2,497	2,233
Deferred income taxes	5,519	8,107
	430,699	429,365

Property, plant and equipment	134,834	134,920
Goodwill	45,500	29,082
Intangible assets	51,698	40,640
Deferred income taxes	3,699	2,061
Other assets (note 4)	4,942	4,882

	671,372	640,950

LIABILITIES
Current liabilities
Bank indebtedness (note 6)	109,217	91,410
Accounts payable and accrued liabilities	121,072	128,437
Customer and other deposits	8,313	4,127
Income taxes payable	1,603	3,090
Other current liabilities (note 4)	2,163	3,087
Current portion of long-term debt (note 6)	5,445	5,927
Current portion of long-term liabilities (note 2)	4,816	250
	252,629	236,328

Long-term debt (note 6)	30,083	33,928
Long-term liabilities (notes 2 and 4)	17,664	1,962
Deferred income taxes	13,973	15,404
	314,349	287,622

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 67,726,536 shares issued and outstanding (January 3, 2015 - 67,073,944)	194,316	190,668
Additional paid-in capital	22,352	22,490
Retained earnings	134,543	129,309
Accumulated other comprehensive loss	(6,045)	(1,778)
	345,166	340,689
Non-controlling interests	11,857	12,639
Total equity	357,023	353,328

	671,372	640,950

Commitments and contingencies (note 10)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	April 4, 2015 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars)

			Additional		Accumulated
			paid-in	Retained	other com-	Non-controlling
	Common shares		capital	earnings	prehensive loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 3, 2015	67,074	190,668	22,490	129,309	(1,778)	12,639	353,328

Employee stock purchase plan	9	122	-	-	-	-	122
Exercise of options	394	2,273	(779)	-	-	-	1,494
Exercise of warrants	250	1,253	(441)	-	-	-	812
Stock-based compensation	-	-	1,082	-	-	-	1,082
Earnings from continuing operations	-	-	-	5,234	-	(416)	4,818
Currency translation adjustment	-	-	-	-	(4,138)	(299)	(4,437)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(129)	(67)	(196)

Balance at April 4, 2015	67,727	194,316	22,352	134,543	(6,045)	11,857	357,023

					Accumulated
			Additional		other com-
			paid-in	Retained	prehensive	Non-controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2013	66,528	186,376	19,323	116,208	3,397	17,308	342,612

Employee stock purchase plan	15	122	-	-	-	-	122
Exercise of options	124	818	(275)	-	-	-	543
Stock-based compensation	-	-	831	-	-	-	831
Earnings from continuing operations	-	-	-	6,603	-	(20)	6,583
Earnings from discontinued operations, net of income taxes	-	-	-	37	-	-	37
Currency translation adjustment	-	-	-	-	(211)	79	(132)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(40)	(20)	(60)

Balance at April 5, 2014	66,667	187,316	19,879	122,848	3,146	17,347	350,536

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	April 4, 2015 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended
	April 4, 2015	April 5, 2014
	$	$

		(note 1)

CASH PROVIDED BY (USED IN)

Operating activities
Earnings	4,818	6,620
Earnings from discontinued operations	-	37
Earnings from continuing operations	4,818	6,583

Items not affecting cash:
Depreciation and amortization	5,384	5,377
Deferred income taxes	(481)	404
Stock-based compensation	1,082	831
Unrealized loss on derivative instruments (note 4)	(103)	625
Fair value of contingent consideration (note 7)	-	(1,373)
Other	477	351
Changes in non-cash working capital, net of business acquired (note 9)	(22,663)	(24,928)
Net cash flows from operations - continuing operations	(11,486)	(12,130)
Net cash flows from operations - discontinued operations	-	(466)
	(11,486)	(12,596)

Investing activities
Acquisition of business (note 2)	(13,300)	-
Purchases of property, plant and equipment	(5,651)	(3,574)
Payment of contingent consideration (note 4)	-	(800)
Other	(122)	(37)
Net cash flows from investing activities - continuing operations	(19,073)	(4,411)
Net cash flows from investing activities - discontinued operations	-	466
	(19,073)	(3,945)

Financing activities
Increase under line of credit facilities (note 6)	23,257	15,529
Borrowings under long-term debt (note 6)	-	60
Repayment of long-term debt (note 6)	(1,415)	(1,571)
Proceeds from the issuance of common shares	1,616	665
Proceeds from the exercise of warrants	812	-
Other	(137)	(98)
Net cash flows from financing activities - continuing operations	24,133	14,585

Foreign exchange gain (loss) on cash held in a foreign currency	(21)	56

Decrease in cash and cash equivalents in the period	(6,447)	(1,900)

Cash and cash equivalents - beginning of the period	9,938	8,537

Cash and cash equivalents - end of the period	3,491	6,637

Non-cash investing activities
Acquisition of business, working capital adjustment (note 2)	265	-
Acquisition of business, settlement of pre-existing relationship (note 2)	(749)	-
Acquisition of business, contingent consideration at fair value (note 2)	(20,000)	-

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company operates in two industry segments, the largest being SunOpta Foods, which consists of two reportable segments, Global Ingredients and Consumer Products, that operate in the natural, organic and specialty food sectors and utilize an integrated business model to bring cost-effective and quality products to market. In addition to SunOpta Foods, the Company owned approximately 66% of Opta Minerals Inc. (“Opta Minerals”) as at April 4, 2015 and January 3, 2015, on a non-dilutive basis. Opta Minerals produces, distributes and recycles industrial minerals, silica-free abrasives and specialty sands.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended April 4, 2015 are not necessarily indicative of the results that may be expected for the full year ending January 2, 2016 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 3, 2015. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

Comparative Balances

Certain comparative balances have been reclassified to conform to the presentation adopted by the Company in the current fiscal year:

  On December 22, 2014, the Company completed the sale of its fiber and starch business (the “Fiber Business”), which has been presented as a discontinued operation in the consolidated financial statements for the quarter ended April 5, 2014.

  The Company has reclassified its investment in convertible subordinated notes of Enchi Corporation (“Enchi”), including the value ascribed to the embedded derivative attributable to the notes (see note 4), from investment to other assets (long-term) on the consolidated balance sheet as at January 3, 2015.

Fiscal Year-End

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2015 is a 52-week period ending on January 2, 2016, with quarterly periods ending on April 4, July 4 and October 3, 2015, while fiscal year 2014 was a 53-week period ending on January 3, 2015, with quarterly periods ending on April 5, July 5 and October 4, 2014.

The fiscal year of Opta Minerals ends on December 31, with its quarterly periods ending on March 31, June 30 and September 30.

SUNOPTA INC.	10	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Interest – Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented as a deduction from the corresponding debt liability. The guidance, however, does not affect the recognition and measurement of debt issuance costs. The guidance is effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. In accordance with the new standard, the Company will reclassify financing costs recorded as deferred charges in other assets (current and long-term) on the consolidated balance sheets to bank indebtedness or long-term debt commencing with its annual consolidated financial statements for the year ended January 2, 2016. As at April 4, 2015, deferred financing costs recorded on the consolidated balance sheet amounted to $780.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning on or after December 15, 2016, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is not permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

On April 29, 2015, the FASB issued a proposed ASU that would defer the effective date of the guidance in ASU 2014-09 by one year to annual and interim reporting periods beginning after December 15, 2017. Under the proposed ASU, earlier application would be permitted only as of annual and interim reporting periods beginning after December 15, 2016.

2. Business Acquisition

Citrusource, LLC

On March 2, 2015, the Company acquired 100% of the issued and outstanding units of Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S. The acquisition of Citrusource has been accounted for as a business combination under the acquisition method of accounting. The results of Citrusource have been included in the Company’s consolidated financial statements since the date of acquisition and are reported in the Consumer Products operating segment. The acquisition of Citrusource aligns with the Company’s strategy of growing its value-added consumer products portfolio and leveraging its integrated operating platform.

The following table summarizes the preliminary fair values of the consideration transferred as at the acquisition date:

$
Cash(1)	13,300
Preliminary working capital adjustment(2)	(265)
Settlement of pre-existing relationship(3)	749
Contingent consideration(4)	20,000
Total consideration transferred	33,784

(1)	Represents upfront cash consideration paid as at the acquisition date.

(2)

The preliminary working capital adjustment is subject to change to the extent that the final determination of net working capital as at the acquisition date exceeds or is below a pre-determined target level.

(3)

Prior to the date of acquisition, the Company had a pre-existing relationship to supply Citrusource with organic citrus raw materials. As at the acquisition date, the Company had accounts receivable owing from Citrusource of $749 related to product delivered prior to the acquisition date. No gain or loss was recognized by the Company on the effective settlement of this accounts receivable as at the acquisition date.

SUNOPTA INC.	11	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(4)

The contingent consideration arrangement with the former unitholders of Citrusource comprises two components: (i) deferred consideration calculated based on a seven-times multiple of the incremental growth in Citrusource’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) in fiscal year 2015 versus EBITDA for fiscal year 2014; and (ii) an earn-out calculated based on 25% of the incremental growth in the sum of Citrusource’s EBITDA and the EBITDA of the Company’s San Bernardino, California, juice production facility (the “Combined EBITDA”) in each of fiscal years 2016, 2017 and 2018 versus the Combined EBITDA for fiscal year 2015. The Company estimates that the gross contingent consideration may be in the range of $17,000 to $23,000 in the aggregate, with no upper limit to the amount of each of the components. The fair value measurement of the contingent consideration arrangement was determined to be approximately $20,000 as at the acquisition date, based on a probability-weighted present value analysis, of which approximately $17,000 is related to the deferred consideration and approximately $3,000 is related to the earn-out. Of the total contingent consideration obligation, $4,500 is included in current portion of long-term liabilities and $15,500 is included in long-term liabilities on the consolidated balance sheet. The fair value of the contingent consideration arrangement is based on significant level 3 unobservable inputs, including the following factors: (i) estimated range of EBITDA values in each of the earn-out periods; and (ii) the probability-weighting applied to each of the EBITDA values within the estimated range for each earn-out period. The resultant probability-weighted EBITDA values for each earn-out period were discounted at a credit risk-adjusted discount rate of approximately 3.5%. The fair value of the contingent consideration arrangement is provisional and subject to change pending the final validation of the inputs and assumptions used in the valuation analysis.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as at the acquisition date. The following amounts recognized for the assets acquired and liabilities assumed are provisional and subject to change: (i) amounts for current assets and current liabilities pending finalization of the working capital adjustment; (ii) amount and useful life of the identified intangible asset pending final evaluation of the fair value of recently awarded business prior to the acquisition date; and (iii) amount of goodwill pending the completion of the valuations of the contingent consideration arrangement and intangible asset. The Company expects to finalize these amounts no later than one year from the acquisition date.

$
Accounts receivable(1)	2,405
Inventories	1,745
Equipment	164
Customer relationships intangible asset(2)	14,000
Accounts payable and accrued liabilities	(1,666)
Net identifiable assets acquired	16,648
Goodwill(3)	17,136
Net assets acquired	33,784

(1)	The Company considers the gross contractual accounts receivable balance of $2,405 to be fully collectible.

(2)

The customer relationships intangible asset was recognized based on contracts in existence at the acquisition date between Citrusource and major U.S. retail customers. This intangible asset will be amortized over an estimated useful life of approximately 12 years. The estimated fair value of the intangible asset was determined using a discounted cash flow analysis (income approach), which applied a risk-adjusted discount rate of approximately 15.0%.

(3)

Goodwill is calculated as the difference between the acquisition-date fair values of the consideration transferred and net assets acquired. The total amount of goodwill has been assigned to the Consumer Products operating segment and is expected to be fully deductible for tax purposes. The goodwill recognized is attributable to: (i) operating synergies expected to result from combining the operations of Citrusource with the Company’s vertically-integrated juice production and supply chain capabilities; and (ii) opportunities to leverage the business experience of Citrusource’s management team to grow the Company’s existing citrus beverage program.

SUNOPTA INC.	12	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The Company incurred $125 of acquisition-related costs that were expensed in the first quarter of 2015. These costs are included in other expenses in the consolidated statement of operation (see note 7).

Revenues of Citrusource for the period from the acquisition date to April 4, 2015 were $2,236 and earnings, net of income taxes, were $115, which included the effects of the acquisition accounting adjustments.

The following table presents unaudited pro forma consolidated results of operations for the quarters ended April 4, 2015 and April 5, 2014, as if the acquisition Citrusource had occurred as of December 29, 2013.

	Quarter ended
	April 4, 2015	April 5, 2014
	$	$
Pro forma revenues	307,812	327,780
Pro forma earnings attributable to SunOpta Inc.	5,822	6,153
Pro forma earnings per share
Basic	0.09	0.09
Diluted	0.09	0.09

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on unaudited historical financial information of the Company and Citrusource. Except to the extent realized, the unaudited pro forma information does not reflect any operating synergies or other benefits that the Company may achieve as a result of this acquisition, or the costs that may be necessary to achieve these operating synergies and other benefits. The unaudited pro forma information reflects primarily the following adjustments:

  incremental amortization expense related to the fair value of the identified intangible asset acquired;

  additional interest costs associated with an increase in borrowings under the Company’s syndicated credit facilities to fund the upfront cash consideration paid as at the acquisition date;

  exclusion of acquisition-related costs from earnings for the quarter ended April 4, 2015, and the inclusion of those costs in earnings for the comparative period; and

  consequential tax effects of the preceding adjustments.

The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition of Citrusource been completed on December 29, 2013. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company.

SUNOPTA INC.	13	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

3. Discontinued Operations

Fiber and Starch Business

On December 22, 2014, the Company completed the sale of the Fiber Business for $37,500, subject to certain closing adjustments. The Fiber Business included five facilities located in Louisville, Kentucky, Cedar Rapids, Iowa, Cambridge, Minnesota, Fosston, Minnesota, and Galesburg, Illinois. The Fiber Business was formerly part of the former Value Added Ingredients operating segment. The Company continues to operate both its integrated grain- and fruit-based ingredient businesses, which were not part of the sale, and which previously formed the remainder of the former Value Added Ingredients operating segment. The Company recognized a gain on sale of the Fiber Business in discontinued operations, net of income taxes, of $1,898 in the fourth quarter of 2014.

Operating Results Reported in Discontinued Operations

The following table presents the operating results of Fiber Business reported in earnings from discontinued operations:

	Quarter ended
	April 4, 2015	April 5, 2014
	$	$

Revenues	-	11,148

Earnings before income taxes	-	61
Provision for income taxes	-	(24)
Earnings from discontinued operations, net of income taxes	-	37

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of April 4, 2015 and January 3, 2015:

		April 4, 2015
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	1,829	251	1,578	-
	Unrealized long-term derivative asset	17	-	17	-
	Unrealized short-term derivative liability	(2,183)	-	(2,183)	-
	Unrealized long-term derivative liability	(101)	-	(101)	-
(b)	Inventories carried at market(2)	7,043	-	7,043	-
(c)	Interest rate swaps(3)	(547)	-	(547)	-
(d)	Forward foreign currency contracts(4)	1,442	-	1,442	-
(e)	Contingent consideration(5)	(20,381)	-	-	(20,381)
(f)	Embedded derivative(6)	3,409	-	-	3,409

SUNOPTA INC.	14	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
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

(2)	Inventories carried at market are included in inventories on the consolidated balance sheets.
(3)	The interest rate swaps are included in long-term liabilities on the consolidated balance sheets.
(4)	The forward foreign currency contracts are included in accounts receivable or accounts payable and accrued liabilities on the consolidated balance sheets.
(5)	Contingent consideration obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.
(6)	The embedded derivative is included in other assets (long-term) on the consolidated balance sheets.

(a)	Commodity futures and forward contracts

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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended April 4, 2015, the Company recognized a gain of $103 (April 5, 2014 – loss of $625) related to changes in the fair value of these derivatives.

SUNOPTA INC.	15	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

As at April 4, 2015, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	1,216	1,573
Forward commodity sale contracts	(594)	(1,397)
Commodity futures contracts	(805)	(665)

In addition, as at April 4, 2015, the Company had open forward contracts to sell 135 lots of cocoa and 11 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at April 4, 2015, the Company had 196,020 bushels of commodity corn and 431,878 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

As at April 4, 2015, Opta Minerals held interest rate swaps with a notional value of Cdn $37,025 to pay fixed rates of 1.85% to 2.02%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until May 2017. The net notional value decreases in accordance with the quarterly principal repayments on Opta Minerals’ non- revolving term credit facility (see note 6).

At each period end, the Company calculates the marked-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of these derivative instruments are included on the consolidated statements of comprehensive earnings. For the quarter ended April 4, 2015, a loss of $262 (April 5, 2014 – loss of $78), net of income tax benefit of $66 (April 5, 2014 – income tax benefit of $18) related to changes in the fair value of these derivatives.

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at April 4, 2015 the Company had open forward foreign exchange contracts with a notional value of €21,697 ($25,092). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended April 4, 2015, the Company recognized a gain of $416 (April 5, 2014 – gain of $284) related to changes in the fair value of these derivatives.

SUNOPTA INC.	16	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. For the quarter ended April 4, 2015, the change in the fair value of the contingent consideration obligation reflected the acquisition of Citrusource (see note 2). As at April 4, 2015, there was no significant change to the outcome of the fair value of Citrusource contingent consideration arrangement as measured at the acquisition date.

(f)	Embedded derivative

The Company’s investment in subordinated convertible notes of Enchi includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5,100. As at April 4, 2015 and January 3, 2015, the Company determined that the fair value of this embedded derivative was $3,409. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. As at April 4, 2015, there was no significant change to the expectations related to the royalty rights that would impact the fair value of the embedded derivative.

5. Inventories

	April 4, 2015	January 3, 2015
	$	$
Raw materials and work-in-process	189,829	189,192
Finished goods	66,971	66,142
Company-owned grain	18,218	15,066
Inventory reserves	(5,718)	(6,144)
	269,300	264,256

SUNOPTA INC.	17	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

6. Bank Indebtedness and Long-Term Debt

	April 4, 2015	January 3, 2015
	$	$
Bank indebtedness:
North American credit facilities(1)	16,332	6,263
European credit facilities(2)	78,619	72,191
Opta Minerals revolving term credit facility(3)	14,266	12,956
	109,217	91,410

Long-term debt:
Opta Minerals non-revolving term credit facility(3)	31,096	34,633
Lease obligations	4,235	4,965
Other	197	257
	35,528	39,855
Less: current portion	5,445	5,927
	30,083	33,928

(1)	North American credit facilities

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

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at April 4, 2015, the weighted-average interest rate on the facilities was 2.02%.

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

The €80,000 revolving credit facility is secured by the working capital of the Borrowers. The Club Facility is due on demand with no set maturity date. Interest costs under the Club Facility accrue based on the aggregate of: (i) a fixed loan margin of 1.75%; and (ii) a variable rate based on LIBOR or EURIBOR plus an applicable spread as set by the Lenders on a periodic basis. As at April 4, 2015 and January 3, 2015, €70,832 ($77,059) and €58,205 ($69,869), respectively, of this facility had been utilized.

SUNOPTA INC.	18	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

On April 27, 2015, a subsidiary of TOC amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2016. As of April 4, 2015 and January 3, 2015, €1,487 ($1,618) and €1,934 ($2,322), respectively, was borrowed under this facility.

As at April 4, 2015, the weighted-average interest rate on the European credit facilities was 2.29%.

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

Interest on the borrowings under these facilities accrues at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 5.50% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non- revolving term credit facility (see note 4). As at March 31, 2015, the weighted-average interest rate on the credit facilities was 6.40%, after taking into account the related interest rate hedging activities.

The credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals, and are without recourse to SunOpta Inc.

On May 8, 2014, certain financial covenants under the Opta Minerals credit agreement were amended for the quarterly periods ending June 30, 2014 through September 30, 2015. Opta Minerals was in compliance with all its financial covenants as at March 31, 2015; however, there is no assurance that it will remain in compliance with certain financial covenants at all measurement dates within the next 12 months. Failure to meet a financial covenant would constitute an event of default under its credit agreement, unless the lenders agree to a waiver or further amendment.

7. Other Expense (Income), Net

The components of other expense (income) are as follows:

	Quarter ended
	April 4, 2015	April 5, 2014
	$	$
Acquisition-related transaction costs(1)	125	-
Fair value of contingent consideration(2)	-	(1,373)
Severance and other rationalization costs	-	159
Other	(91)	73
	34	(1,141)

SUNOPTA INC.	19	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(1)	Acquisition-related transaction costs

For the quarter ended April 4, 2015, the Company incurred transaction costs in connection with the acquisition of the Citrusource (see note 2).

(2)	Fair value of contingent consideration

For the quarter ended April 5, 2014, the Company recorded a gain of $1,373 in connection with the settlement of the remaining earn-out related to the acquisition of Edner of Nevada, Inc. (“Edner”) on December 14, 2010. In addition, the Company made a payment of $800 to the former owners of Edner in connection with this settlement.

8. Earnings Per Share

Earnings (loss) per share are calculated as follows:

	Quarter ended
	April 4, 2015	April 5, 2014
Earnings from continuing operations attributable to SunOpta Inc.	$5,234	$6,603
Earnings from discontinued operations, net of income taxes	-	37
Earnings attributable to SunOpta Inc.	$5,234	$6,640

Basic weighted-average number of shares outstanding	67,399,642	66,572,936
Dilutive potential of the following:
Employee/director stock options and RSUs	548,747	1,544,245
Warrants	319,777	467,826
Diluted weighted-average number of shares outstanding	68,268,166	68,585,007

Earnings per share - basic:
- from continuing operations	$0.08	$0.10
- from discontinued operations	-	-
	$0.08	$0.10

Earnings per share - diluted:
- from continuing operations	$0.08	$0.10
- from discontinued operations	-	-
	$0.08	$0.10

For the quarter ended April 4, 2015, stock options to purchase 557,628 (April 5, 2014 - nil) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

SUNOPTA INC.	20	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Supplemental Cash Flow Information

	Quarter ended
	April 4, 2015	April 5, 2014
	$	$
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(2,300)	(23,285)
Inventories	(10,015)	4,659
Income tax recoverable	(1,751)	3,343
Prepaid expenses and other current assets	(6,298)	(1,672)
Accounts payable and accrued liabilities	(6,545)	(12,258)
Customer and other deposits	4,246	4,285
	(22,663)	(24,928)

As at April 4, 2015, cash and cash equivalents included $2,083 (January 3, 2015 - $2,170) that was specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

10. Commitments and Contingencies

Plum Dispute

Plum, PBC, a Delaware public benefit corporation (“Plum”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing process, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America as a Defendant. SGOI has asserted counterclaims against Plum and cross-claims against Cheer Pack. In the amended complaint, Plum alleges it initiated the recall in response to consumer complaints of spoiled packaging of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleges in its amended complaint that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum is seeking unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees. The Company disputes the allegations made by Plum against SGOI in its amended complaint and intends to vigorously defend itself against these claims; however, the Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

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

SUNOPTA INC.	21	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

11. Segmented Information

In the fourth quarter of 2014, following the sale of the Fiber Business (see note 3), the Company implemented changes to its organizational structure to align and focus the operations of SunOpta Foods on two key “go-to-market” categories: ingredient sourcing and supply; and consumer-packaged products. Consequently, the Company realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to the Company’s Chief Executive Officer. The segment information presented below for the quarter ended April 5, 2014 has been restated to reflect the realigned operating segments of SunOpta Foods. The Opta Minerals operating segment remained unchanged.

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

	Quarter ended
	April 4, 2015
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	155,057	118,892	273,949	29,457	303,406
Segment operating income (loss)	8,981	2,560	11,541	(519)	11,022
Corporate Services					(1,590)
Other expense, net					(34)
Interest expense, net					(1,823)
Earnings from continuing operations before income taxes					7,575

SUNOPTA INC.	22	April 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 4, 2015 and April 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
	April 5, 2014
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	153,313	134,521	287,834	34,545	322,379
Segment operating income	3,539	10,090	13,629	1,025	14,654
Corporate Services					(2,631)
Other income, net					1,141
Interest expense, net					(2,148)
Earnings from continuing operations before income taxes					11,016

SUNOPTA INC.	23	April 4, 2015 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended April 4, 2015 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 13, 2015.

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

Calendar Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2015 will be a 52-week period ending on January 2, 2016, with quarterly periods ending on April 4, July 4 and October 3, 2015, whereas fiscal year 2014 was a 53-week period ending on January 3, 2015, with quarterly periods ending on April 5, July 5 and October 4, 2014. As a result, the first quarter of 2015 consisted of 13 weeks, compared with 14 weeks for the first quarter of 2014. Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for the first quarter of 2014 was insignificant relative to the first quarter of 2015.

SUNOPTA INC.	24	April 4, 2015 10-Q

Operational Realignment

In the fourth quarter of 2014, following the sale of our fiber and starch business (the “Fiber Business”) on December 22, 2014, we implemented changes to our organizational structure to align and focus the operations of SunOpta Foods on two key “go-to-market” categories: ingredient sourcing and supply; and consumer-packaged products. Consequently, we realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to our Chief Executive Officer. We believe this new operational structure aligns well with SunOpta Foods’ integrated field-to-table business model and product portfolio. Effective with the realignment, the Value Added Ingredients operating segment ceased to exist and SunOpta Foods operates in the following two reportable segments: Global Ingredients, which includes the grain-based ingredients business of the former Value Added Ingredients operating segment; and Consumer Products, which includes the fruit-based ingredient business of the former Value Added Ingredients operating segment. The Opta Minerals operating segment remained unchanged. The segmented operations information provided in the consolidated financial statements and this MD&A for the quarter ended April 5, 2014 has been restated to reflect these realigned reportable segments, as well as to present the Fiber Business as a discontinued operation.

Business Developments during the First Quarter of 2015

Acquisition of Citrusource, LLC

On March 2, 2015, we acquired Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S. We paid $13,300 in cash at closing and we may pay additional consideration based on the incremental growth in Citrusource’s base business and the value of synergies created from combining the operations of Citrusource with our premium juice facility. The preliminary fair value of the total consideration transferred to acquire Citrusource was $33,784 as at the acquisition date, which was allocated primarily to a customer relationships intangible asset ($14,000) and goodwill ($17,136). The fair values assigned to the consideration transferred and net assets acquired are provisional and subject to change. The acquisition of Citrusource aligns with our strategy of growing our value-added consumer products portfolio and leveraging our integrated operating platform. Citrusource has been included in the Consumer Products operating segment since the date of acquisition.

SUNOPTA INC.	25	April 4, 2015 10-Q

Consolidated Results of Operations for the quarters ended April 4, 2015 and April 5, 2014

For the quarter ended	April 4, 2015	April 5, 2014	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	273,949	287,834	(13,885)	-4.8%
Opta Minerals	29,457	34,545	(5,088)	-14.7%
Total revenues	303,406	322,379	(18,973)	-5.9%

Gross profit
SunOpta Foods	29,170	31,323	(2,153)	-6.9%
Opta Minerals	3,722	4,899	(1,177)	-24.0%
Total gross profit	32,892	36,222	(3,330)	-9.2%

Segment operating income (loss)(1)
SunOpta Foods	11,541	13,629	(2,088)	-15.3%
Opta Minerals	(519)	1,025	(1,544)	-150.6%
Corporate Services	(1,590)	(2,631)	1,041	39.6%
Total segment operating income	9,432	12,023	(2,591)	-21.5%

Other expense (income), net	34	(1,141)	1,175	103.0%
Earnings from continuing operations before the following	9,398	13,164	(3,766)	-28.6%
Interest expense, net	1,823	2,148	(325)	-15.1%
Provision for income taxes	2,757	4,433	(1,676)	-37.8%
Earnings from continuing operations	4,818	6,583	(1,765)	-26.8%
Loss attributable to non-controlling interests	(416)	(20)	(396)	-1980.0%
Earnings from discontinued operations, net of taxes	-	37	(37)	-100.0%

Earnings attributable to SunOpta Inc.	5,234	6,640	(1,406)	-21.2%

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

	Global	Consumer	SunOpta	Opta	Corporate	Consol-
	Ingredients	Products	Foods	Minerals	Services	idated
For the quarter ended	$	$	$	$	$	$
April 4, 2015
Segment operating income (loss)	8,981	2,560	11,541	(519)	(1,590)	9,432
Other income (expense), net	-	-	-	91	(125)	(34)
Earnings (loss) from continuing operations before the following	8,981	2,560	11,541	(428)	(1,715)	9,398

April 5, 2014
Segment operating income (loss)	3,539	10,090	13,629	1,025	(2,631)	12,023
Other income (expense), net	(6)	1,287	1,281	(119)	(21)	1,141
Earnings (loss) from continuing operations before the following	3,533	11,377	14,910	906	(2,652)	13,164

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

SUNOPTA INC.	26	April 4, 2015 10-Q

Revenues for the quarter ended April 4, 2015 decreased by 5.9% to $303,406 from $322,379 for the quarter ended April 5, 2014. Revenues in SunOpta Foods decreased by 4.8% to $273,949 and revenues in Opta Minerals decreased by 14.7% to $29,457. Excluding the impact of changes including commodity-related pricing and foreign exchange rates; product rationalizations; and the additional week of sales in the first quarter of 2014, revenues increased approximately 6.9% on a consolidated basis and approximately 9.1% within SunOpta Foods. In particular, the additional week of sales in the first quarter of 2014 contributed to a decline in year-over-year revenues within SunOpta Foods of approximately $21,281. Excluding this impact, SunOpta Foods’ revenues reflected stronger demand for organic ingredients in the U.S. and Europe, offset by the impact of sales mix within aseptic beverages and lower sales of certain other consumer-based products, as well as lower sunflower volumes following the rationalization of certain facilities and product lines in the third quarter of 2014. At Opta Minerals, the decrease in revenues reflected competitive pressure in the infrastructure market and a cyclical slowdown in the steel industry in the first quarter of 2015.

Gross profit decreased $3,330, or 9.2%, to $32,892 for the quarter ended April 4, 2015, compared with $36,222 for the quarter ended April 5, 2014. As a percentage of revenues, gross profit for the quarter ended April 4, 2015 was 10.8% compared to 11.2% for the quarter ended April 5, 2014, an decrease of 0.4% . Within SunOpta Foods, the gross profit percentage was 10.6% for the first quarter of 2015, compared with 10.9% for the first quarter of 2014, which reflected lower production volumes of consumer-based products; costs related to the retrofit of our premium juice facility; and costs associated with the expansion of our Allentown, Pennsylvania facility to add aseptic beverage processing and filling capabilities. These factors were partially offset by higher margins on organic ingredient sales, and improved performance in our rationalized sunflower operations. The gross profit percentage at Opta Minerals declined to 12.6% in the first quarter of 2015, compared with 14.2% in the first quarter of 2014, primarily due to lower volumes of higher-margin steel products and increased raw material costs.

Total segment operating income for the quarter ended April 4, 2015 decreased by $2,591, or 21.5%, to $9,432, compared with $12,023 for the quarter ended April 5, 2014. As a percentage of revenues, segment operating income was 3.1% for the quarter ended April 4, 2015, compared with 3.7% for the quarter ended April 5, 2014. The decrease in segment operating income reflected lower overall gross profit as described above and a $271 increase in selling, general and administrative (“SG&A”) expenses, primarily due to higher employee-related costs, partially offset by controlled discretionary spending. The increase in SG&A was more than offset by a year-over-year increase in foreign exchange gains of $1,017, mainly related to the positive impact of a strengthening of the U.S. dollar relative to the euro on foreign exchange contracts within our international sourcing and supply operations, partially offset by the negative impact of the same exchange rate movement on intercompany and third-party loan balances at Opta Minerals.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other income for the quarter ended April 5, 2014 of $1,141 reflected a gain of $1,373 on the settlement of the earn-out related to the acquisition of Edner of Nevada, Inc. in December 2010.

The decrease in interest expense of $325 to $1,823 for the quarter ended April 4, 2015, compared with $2,148 for the quarter ended April 5, 2014, was primarily due to lower overall borrowings within SunOpta Foods, reflecting proceeds of $37,500 from the sale of the Fiber Business in the fourth quarter of 2014.

The provision for income tax for the quarter ended April 4, 2015 was $2,757, or 36.4% of earnings before taxes, compared with $4,433, or 40.2% of earnings before taxes, for the quarter ended April 5, 2014. The decrease in the effective tax rate reflected a change in the jurisdictional mix of earnings, as a result of growth in the profitability of our international sourcing and supply operations, and the benefit of available tax credits.

Losses attributable to non-controlling interests for the quarter ended April 4, 2015 were $416, compared with losses of $20 for the quarter ended April 5, 2014, which primarily reflected lower net earnings at Opta Minerals.

On a consolidated basis, we recognized earnings of $5,234 (diluted earnings per share of $0.08) for the quarter ended April 4, 2015, compared with earnings of $6,640 (diluted earnings per share of $0.10) for the quarter ended April 5, 2014.

SUNOPTA INC.	27	April 4, 2015 10-Q

Segmented Operations Information
SunOpta Foods
For the quarter ended	April 4, 2015	April 5, 2014	Change	% Change

Revenues	$273,949	$287,834	$(13,885)	-4.8%
Gross Margin	29,170	31,323	(2,153)	-6.9%
Gross Margin %	10.6%	10.9%		-0.3%

Operating Income	$11,541	$13,629	$(2,088)	-15.3%
Operating Income %	4.2%	4.7%		-0.5%

SunOpta Foods contributed $273,949 or 90.3% of consolidated revenue for the quarter ended April 4, 2015, compared with $287,834 or 89.3% of consolidated revenues for the quarter ended April 5, 2014, a decrease of $13,885 or 4.8% . The table below explains the decrease in revenue by reportable segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended April 5, 2014	$287,834
Increase in Global Ingredients	13,416
Decrease in Consumer Products	(6,020)
Impact on revenues from one additional week in the first quarter of 2014	(21,281)
Revenues for the quarter ended April 4, 2015	$273,949

Gross margin in SunOpta Foods decreased by $2,153, or 6.9%, for the quarter ended April 4, 2015 to $29,170, or 10.6% of revenues, compared to $31,323, or 10.9% of revenues for the quarter ended April 5, 2014. The table below explains the decrease in gross margin by reportable segment for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the quarter ended April 5, 2014	$31,323
Increase in Global Ingredients	3,999
Decrease in Consumer Products	(6,152)
Gross margin for the quarter ended April 4, 2015	$29,170

Operating income in SunOpta Foods decreased by $2,088, or 15.3%, for the quarter ended April 4, 2015 to $11,541 or 4.2% of revenues, compared to $13,629 or 4.7% of revenues for the quarter ended April 5, 2014. The table below explains the decrease in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating Income for the quarter ended April 5, 2014	$13,629
Decrease in gross margin, as noted above	(2,153)
Increase in corporate cost allocations, due in part to centralization of services	(3,081)
Increase in foreign exchange gains	2,161
Lower SG&A costs	985
Operating Income for the quarter ended April 4, 2015	$11,541

SUNOPTA INC.	28	April 4, 2015 10-Q

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Ingredients
For the quarter ended	April 4, 2015	April 5, 2014	Change	% Change

Revenues	$155,057	$153,313	$1,744	1.1%
Gross Margin	17,319	13,320	3,999	30.0%
Gross Margin %	11.2%	8.7%		2.5%

Operating Income	$8,981	$3,539	$5,442	153.8%
Operating Income %	5.8%	2.3%		3.5%

Global Ingredients contributed $155,057 in revenues for the quarter ended April 4, 2015, compared to $153,313 for the quarter ended April 5, 2014, an increase of $1,744 or 1.1% . Excluding the impact of changes including foreign exchange rates, commodity-related pricing, product rationalizations, and the additional week of sales in the first quarter of 2014, Global Ingredients revenues increased approximately 20.0% . The table below explains the increase in revenue:

Global Ingredients Revenue Changes
Revenues for the quarter ended April 5, 2014	$153,313
Higher sales volume of animal feed, cocoa, organic fruit and vegetables, and organic cashews	17,284
Increased pricing and quantities driving higher sales in the U.S. market for products such as agave, chia, cashew, fruit purees and concentrates, and goji berries	13,011
Impact on revenues for one additional week in the first quarter of 2014	(11,672)
Unfavorable impact on euro-denominated sales due to the stronger U.S. dollar relative to euro	(9,654)
Lower volumes for non-GMO corn and soy, as well as in-shell and kernel sunflowers, due in part to product rationalizations	(6,321)
Reduced pricing of non-GMO corn, soy and offset partially by increases in organic feed pricing	(904)
Revenues for the quarter ended April 4, 2015	$155,057

SUNOPTA INC.	29	April 4, 2015 10-Q

Gross margin in Global Ingredients increased by $3,999 to $17,319 for the quarter ended April 4, 2015 compared to $13,320 for the quarter ended April 5, 2014, and the gross margin percentage increased by 2.5% to 11.2% .. The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix of organic raw materials and improved sunflower processing yields, partially offset by lower pricing spreads on non-GMO and specialty soy and corn. The table below explains the increase in gross margin:

Global Ingredients Gross Margin Changes
Gross margin for the quarter ended April 5, 2014	$13,320
Increased volumes and favorable product mix of organic raw ingredients, as well as improved plant efficiencies at our cocoa processing facility	5,903
Unfavorable impact due to weaker euro relative to U.S. dollar in prior year, offset by gains on commodity futures contracts for cocoa and other commodities	(980)
Lower pricing spread on non-GMO and specialty soy and corn products	(692)
Improved sunflower processing yields and operating efficiencies, offset by lower grain- based ingredients sales	(232)
Gross margin for the quarter ended April 4, 2015	$17,319

Operating income in Global Ingredients increased by $5,442, or 153.8%, to $8,981 for the quarter ended April 4, 2015, compared to $3,539 for the quarter ended April 5, 2014. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended April 5, 2014	$3,539
Increase in gross margin, as explained above	3,999
Increased foreign exchange gains on forward contracts	2,161
Favorable impact on expenses due to the stronger U.S. dollar relative to the euro	484
Increase in corporate cost allocations, due in part to centralization of services	(1,132)
Increased SG&A, due primarily to higher compensation costs from increased headcount and short-term incentives	(70)
Operating income for the quarter ended April 4, 2015	$8,981

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

SUNOPTA INC.	30	April 4, 2015 10-Q

Consumer Products
For the quarter ended	April 4, 2015	April 5, 2014	Change	% Change

Revenues	$118,892	$134,521	$(15,629)	-11.6%
Gross Margin	11,851	18,003	(6,152)	-34.2%
Gross Margin %	10.0%	13.4%		-3.4%

Operating income	$2,560	$10,090	$(7,530)	-74.6%
Operating Income %	2.2%	7.5%		-5.3%

Consumer Products contributed $118,892 in revenues for the quarter ended April 4, 2015, compared to $134,521 for the quarter ended April 5, 2014, a $15,629 or 11.6% decrease. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, and the additional week of sales in the first quarter of 2014, Consumer Products revenues decreased approximately 2.8% . The table below explains the decrease in revenue:

Consumer Products Revenue Changes
Revenues for the quarter ended April 5, 2014	$134,521
Impact on revenues for one additional week in the first quarter of 2014	(9,608)
Impact of sales mix within aseptic beverages and lower sales of fruit and protein snack products	(4,531)
Lower volumes of private label retail frozen food offerings, fruit toppings and bases, and private label beverages	(2,711)
Decreased sales of re-sealable pouch products	(1,015)
Incremental revenues as a result of Citrusource acquisition on March 2, 2015	2,236
Revenues for the quarter ended April 4, 2015	$118,892

Gross margin in Consumer Products decreased by $6,152 to $11,851 for the quarter ended April 4, 2015, compared to $18,003 for the quarter ended April 5, 2014, and the gross margin percentage decreased by 3.4% to 10.0% .. The decrease in gross margin as a percentage of revenue was due to increased raw material costs and lower production volumes, as well as increased costs associated with the retrofit of our premium juice facility and expansion activities at our Allentown facility. The table below explains the decrease in gross margin:

Consumer Products Gross Margin Changes
Gross Margin for the quarter ended April 5, 2014	$18,003
Decreased volumes and increased raw material costs for fruit bases and toppings, pouches and frozen food offerings	(2,868)
Lower volumes of aseptically-packaged beverages and fruit and protein snacks combined with higher inventory-related adjustments in the period	(1,801)
Costs related to the completion of the retrofit of our premium juice facility and costs associated with the expansion of our Allentown facility	(1,029)
Incremental margin as a result of Citrusource acquisition on March 2, 2015, offset by lower volumes and margins for private label beverages	(454)
Gross Margin for the quarter ended April 4, 2015	$11,851

SUNOPTA INC.	31	April 4, 2015 10-Q

Operating income in Consumer Products decreased by $7,530, or 74.6%, to $2,560 for the quarter ended April 4, 2015, compared to $10,090 for the quarter ended April 5, 2014. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating Income for the quarter ended April 5, 2014	$10,090
Decrease in gross margin, as explained above	(6,152)
Increase in corporate cost allocations, due in part to centralization of services	(1,949)
Lower general SG&A expenses including travel and bad debts	571
Operating Income for the quarter ended April 4, 2015	$2,560

Looking forward, we will continue to invest in our Consumer Products portfolio including the expansion of our aseptic processing capabilities at our Allentown facility, which is scheduled for the fourth quarter of 2015; investment in enhanced packaging capabilities at our snack operation in Omak, Washington and our frozen operation in Buena Park, California; and further investment in our existing aseptic facilities to allow us to produce new carton formats and sizes. All of these investments are designed to expand our ability to address fast growing markets and drive growth in margins and operating income. We remain customer focused and continue to explore new ways to bring new value-added packaged products and processes to market, leveraging our global raw material sourcing and supply capabilities. Continued new product development, innovation in healthy snacks and the expansion of our integrated juice operations, combined with increasing demand for portable nutritious fruit offerings are expected to drive growth in this business. Long-term we are targeting 11% to 13% operating margins from Consumer Products. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Opta Minerals
For the quarter ended	April 4, 2015	April 5, 2014	Change	% Change

Revenues	$29,457	$34,545	$(5,088)	-14.7%
Gross Margin	3,722	4,899	(1,177)	-24.0%
Gross Margin %	12.6%	14.2%		-1.6%

Operating Income (Loss)	$(519)	$1,025	$(1,544)	-150.6%
Operating Income (Loss) %	-1.8%	3.0%		-4.8%

Opta Minerals contributed $29,457 in revenues for the quarter ended April 4, 2015, compared to $34,545 for the quarter ended April 5, 2014, a decrease of $5,088 or 14.7% . The table below explains the decrease in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended April 5, 2014	$34,545
Continued economic and competitive activity in the infrastructure market driving down ordered volumes from customers	(3,671)
Lower ordered volumes from customers and a general slowdown in the steel industry	(1,417)
Revenues for the quarter ended April 4, 2015	$29,457

SUNOPTA INC.	32	April 4, 2015 10-Q

Gross margin for Opta Minerals decreased by $1,177 to $3,722 for the quarter ended April 4, 2015 compared to $4,899 for the quarter ended April 5, 2014, and the gross margin percentage decreased by 1.6% to 12.6% . The decrease in gross margin as a percentage of revenue was due primarily to unfavorable changes in product mix, reflecting lower volumes of higher-margin steel and magnesium products, and increased raw material costs. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross Margin for the quarter ended April 5, 2014	$4,899
Margin impact of lower volumes of steel and magnesium products	(688)
Unfavorable changes in infrastructure product mix and increased raw material costs	(489)
Gross Margin for the quarter ended April 4, 2015	$3,722

Operating income for Opta Minerals decreased by $1,544, or 150.6%, to an operating loss of $519 for the quarter ended April 4, 2015, compared to operating income of $1,025 for the quarter ended April 5, 2014. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating Income for the quarter ended April 5, 2014	$1,025
Decrease in gross margin, as explained above	(1,177)
Increase in foreign exchange losses due to translation of foreign denominated loans and intercompany balances	(1,022)
Decrease in SG&A, primarily due to lower compensation related to reduced headcount	655
Operating Loss for the quarter ended April 4, 2015	$(519)

We have identified Opta Minerals as a non-core holding. Opta Minerals is continuing to review strategic alternatives available to it to enhance value for all shareholders. Opta Minerals is focused on leveraging its global platform to drive expansion of existing product offerings to a wider customer base and new geographies. In addition, it continues to focus on maximizing operating efficiencies and introducing new and innovative products to the markets it serves. We own approximately 66% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	33	April 4, 2015 10-Q

Corporate Services
For the quarter ended	April 4, 2015	April 5, 2014	Change	% Change

Operating Loss	$(1,590)	$(2,631)	$1,041	39.6%

Operating loss at Corporate Services decreased by $1,041 to $1,590 for the quarter ended April 4, 2015, from a loss of $2,631 for the quarter ended April 5, 2014. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating Loss for the quarter ended April 5, 2014	$(2,631)
Increase in corporate management fees that are allocated to SunOpta operating groups, due in part to a centralization of services	3,081
Higher compensation-related costs due to increased headcount, short-term incentives, stock-based compensation and health benefits	(1,316)
Increased information technology consulting, professional fees and other general office spending	(604)
Increase in foreign exchange losses	(120)
Operating Loss for the quarter ended April 4, 2015	$(1,590)

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

On October 14, 2014, The Organic Corporation (“TOC”) and certain of our other subsidiaries entered into a multipurpose facilities agreement with a syndicate of lenders (collectively, the “Lenders”), which provides for a total of €92,500 in financing via four main facilities: (i) an €80,000 revolving credit facility covering working capital needs; (ii) a €5,000 facility covering commodity hedging requirements; (iii) a €5,000 facility designated for letters of credit; and (iv) a €2,500 pre-settlement facility covering currency hedging requirements (collectively, the “Club Facility”). This facility supports our international sourcing and supply operations. There is no set maturity to the Club Facility and the Club Facility’s credit limit can be extended or adjusted based on the needs of the business and upon approval of the Lenders.

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

SUNOPTA INC.	34	April 4, 2015 10-Q

Also on May 8, 2014, certain financial covenants under the Opta Minerals credit agreement were amended for the quarterly periods ending June 30, 2014 through September 30, 2015. Opta Minerals was in compliance with all its financial covenants as at March 31, 2015; however, there is no assurance that it will remain in compliance with certain financial covenants at all measurement dates within the next 12 months. Failure to meet a financial covenant would constitute an event of default under its credit agreement, unless the lenders agree to a waiver or further amendment.

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

On February 27, 2015, our Board of Directors approved a share repurchase program, pursuant to which we may make purchases, from time to time, of up to $30,000 of our common shares. This program will terminate after one year or at such time as we complete our purchases. The amount of common shares to be purchased and the timing of purchases may be subject to various factors, including the market price of the common shares, general market conditions, our capital requirements, alternate investment opportunities, and restrictions under our credit agreements and applicable law. In no event will we acquire shares representing in excess of 5% of our issued and outstanding shares unless all necessary regulatory approvals have been obtained. The common shares to be repurchased will be funded using existing resources; however, there is no assurance that any shares will be repurchased and we may elect to suspend or discontinue the program at any time. As at May 13, 2015, we had not repurchased any common shares under this program.

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

Cash Flows

Cash flows for the quarter ended April 4, 2015

Net cash and cash equivalents declined $6,447 in the first quarter of 2015 to $3,491 as at April 4, 2015, compared with $9,938 as at January 3, 2015, which primarily reflected the following uses of cash:

  the upfront consideration of $13,300 paid in connection with the acquisition of Citrusource;

  capital expenditures of $5,651, primarily related to retrofit of our premium juice facility and expansion of our Allentown facility; and

  cash used in continuing operating activities of $11,486.

SUNOPTA INC.	35	April 4, 2015 10-Q

These uses of cash were mostly offset by:

  net borrowings under our line of credit facilities of $23,257; and

  cash proceeds on the exercise of stock options and warrants of $2,428 in the aggregate.

Cash used in operating activities of continuing operations was $11,486 in the first quarter of 2015, compared with $12,130 in the first quarter of 2014, a decrease in cash used of $644, mainly due to reduced working capital requirements in SunOpta Foods, as a result of improved working capital efficiency, due in part to the rationalization of certain sunflower facilities and product lines in the third quarter of 2014. In the first quarter of each fiscal year, cash used in continuing operations also reflects the normal timing of cash payments to growers for crop deliveries during the fourth quarter of the prior fiscal year, which is typically the quarter with the higher level of deliveries.

Cash used in investing activities of continuing operations was $19,073 in the first quarter of 2015, compared with $4,411 in the first quarter of 2014, an increase in cash used of $14,662, which mainly related to the $13,300 upfront payment to acquire Citrusource, as well as an increase in capital expenditures of $2,077 in the first quarter of 2015, compared with the first quarter of 2014.

Cash provided by financing activities of continuing operations was $24,133 in the first quarter of 2015, compared with $14,585 in the first quarter of 2014, an increase of $9,548, reflecting an increase in borrowings under our line of credit facilities of $7,728 and higher proceeds from the exercise of stock options and warrants of $1,763, which was mainly used to fund the upfront payment to acquire Citrusource.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since January 3, 2015.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of the Form 10-K. There have been no material changes to our exposures to market risks since January 3, 2015.

SUNOPTA INC.	36	April 4, 2015 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 4, 2015.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended April 4, 2015. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended April 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	37	April 4, 2015 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Plum Dispute

Plum, PBC, a Delaware public benefit corporation (“Plum”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing process, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America as a Defendant. SGOI has asserted counterclaims against Plum and cross-claims against Cheer Pack. In the amended complaint, Plum alleges it initiated the recall in response to consumer complaints of spoiled packaging of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleges in its amended complaint that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum is seeking unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees. The Company disputes the allegations made by Plum against SGOI in its amended complaint and intends to vigorously defend itself against these claims; however, the Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

From time to time, we are involved in other litigation incident to the ordinary conduct of our business. For a discussion of legal proceedings, see note 10 to the interim consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended January 3, 2015. There have been no material changes to the previously-reported risk factors as of the date of this quarterly report. All of such previously reported risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	38	April 4, 2015 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 13, 2015	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	39	April 4, 2015 10-Q

EXHIBIT INDEX

Exhibit No.	Description

2.1+	Unit Purchase Agreement, dated March 2, 2015, by and among SunOpta Grains and Foods Inc., as Buyer, SunOpta Inc., as Parent, Orange County Citrus Holdings Group, LLC and Robert Aicklen, as Sellers, and Brian Mandel, as Guarantor and Seller Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 5, 2015).

31.1	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+

Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

SUNOPTA INC.	40	April 4, 2015 10-Q