Form 10-Q
period 2015-07-04
SunOpta Inc.
filed 2015-08-13
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to __________ to __________

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

Large accelerated filer [ X ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [   ]  No  [ X ]

The number of the registrant’s common shares outstanding as of August 7, 2015 was 68,628,783.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended July 4, 2015

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at July 4, 2015, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.2560 and $1.00 = €0.9004. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to Sunrise Holdings (Delaware) Inc. (“Sunrise”) and Niagara Natural Fruit Snack Company Inc., including transaction value, expected closing date, future financial and operating results, plans, objectives, expectations and intentions, and other statements that are not historical facts; possible operational consolidation; reduction of non-core assets and operations; business strategies; plant and production capacities; revenue generation potential; anticipated construction costs; competitive strengths; goals; capital expenditure plans; business and operational growth and expansion plans; anticipated operating margins and operating income targets; gains or losses associated with business transactions; cost reductions; rationalization and improved efficiency initiatives; proposed new product offerings; and references to the future growth of the business and global markets for the Company’s products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on certain assumptions and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstance.

SUNOPTA INC.	2	July 4, 2015 10-Q

Whether actual results and developments will agree with our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

•	our ability to complete the acquisition of Sunrise and successfully integrate the operations of Sunrise into our business;

•	the ability of Opta Minerals Inc. (“Opta Minerals”) to continue to operate as a going concern and our ability to recover the carrying value of our investment in Opta Minerals;

•	our ability to renew our syndicated North American credit facilities when they become due on July 27, 2016;

•	restrictions in our syndicated credit agreement on how we may operate our business;

•	our ability to meet the covenants of our credit facilities;

•	our European syndicated credit facilities are due on demand with no set maturity date;

•	our potential additional capital needs, including the financing we need to complete the Sunrise acquisition, which may not be available on favorable terms or at all;

•	our customers’ ability to choose not to buy products from us;

•	loss of a key customer;

•	changes in and difficulty in predicting consumer preferences for natural and organic food products;

•	the highly competitive industry in which we operate;

•	an interruption at one or more of our manufacturing facilities;

•	the loss of service of our key management;

•	the effective management of our supply chain;

•	volatility in the prices of raw materials and energy;

•	enactment of climate change legislation;

•	unfavorable growing and operating conditions due to adverse weather conditions;

•	dilution in the value of our common shares through the exercise of stock options, warrants, participation in our employee stock purchase plan and issuance of additional securities;

•	impairment charges in goodwill or other intangible assets;

•	technological innovation by our competitors;

•	our ability to protect our intellectual property and proprietary rights;

•	substantial environmental regulation and policies to which we are subject;

SUNOPTA INC.	3	July 4, 2015 10-Q

•	significant food and health regulations to which SunOpta Foods is subject;

•	agricultural policies that influence our operations;

•	product liability suits, recalls and threatened market withdrawals that may be brought against us;

•	litigation and regulatory enforcement concerning marketing and labeling of food products;

•	our ability to realize the value of our investment in Opta Minerals;

•	we do not currently intend to pay any cash dividends on our common shares in the foreseeable future;

•	fluctuations in exchange rates, interest rates and certain commodities;

•	our ability to effectively manage our growth and integrate acquired companies; and

•	the volatility of our operating results and share price.

Consequently all forward-looking statements made herein are qualified by these cautionary statements and there can be no assurance that our actual results or the developments we anticipate will be realized. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“Form 10-K”). For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read the risk factors under Item 1A, “Risk Factors”, of the Form 10-K and Item 1A of this report.

SUNOPTA INC.	4	July 4, 2015 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

		Quarter ended	Two quarters ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
	$	$	$	$
		(note 1)		(note 1)
Revenues	307,268	327,575	610,674	649,954

Cost of goods sold	273,558	284,757	544,072	570,914

Gross profit	33,710	42,818	66,602	79,040

Selling, general and administrative expenses	22,456	24,477	46,126	47,876
Intangible asset amortization	1,196	1,088	2,326	2,211
Other expense (income), net (note 8)	2,098	137	2,132	(1,004)
Foreign exchange loss (gain)	339	546	(1,001)	223

Earnings from continuing operations before the following	7,621	16,570	17,019	29,734

Interest expense, net	3,093	2,010	4,916	4,158

Earnings from continuing operations before income taxes	4,528	14,560	12,103	25,576

Provision for income taxes	3,623	5,590	6,380	10,023

Earnings from continuing operations	905	8,970	5,723	15,553

Earnings (loss) from discontinued operations, net of income taxes (note 3)	(134)	27	(134)	64

Earnings	771	8,997	5,589	15,617

Earnings (loss) attributable to non-controlling interests	(1,278)	289	(1,694)	269

Earning attributable to SunOpta Inc.	2,049	8,708	7,283	15,348

Earnings per share – basic (note 9)
- from continuing operations	0.03	0.13	0.11	0.23
- from discontinued operations	-	-	-	-

	0.03	0.13	0.11	0.23
Earnings per share – diluted (note 9)
- from continuing operations	0.03	0.13	0.11	0.22
- from discontinued operations	-	-	-	-
	0.03	0.13	0.11	0.22

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	July 4, 2015 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended	Two quarters ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
	$	$	$	$

		(note 1)		(note 1)

Earnings from continuing operations	905	8,970	5,723	15,553
Earnings (loss) from discontinued operations, net of income taxes	(134)	27	(134)	64
Earnings	771	8,997	5,589	15,617

Unrealized gain (loss) on interest rate swap
Change in fair value of interest rate swap, net of taxes (note 4)	67	24	(129)	(36)
Reclassification adjustment for loss included in earnings (note 4)	339	-	339	-
Unrealized gain (loss) on interest rate swap, net	406	24	210	(36)

Currency translation adjustment	605	(338)	(3,832)	(470)

Other comprehensive earnings (loss), net of income taxes	1,011	(314)	(3,622)	(506)

Comprehensive earnings	1,782	8,683	1,967	15,111

Comprehensive earnings (loss) attributable to non-controlling interests	(1,056)	309	(1,838)	348

Comprehensive earnings attributable to SunOpta Inc.	2,838	8,374	3,805	14,763

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	July 4, 2015 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at July 4, 2015 and January 3, 2015
(Unaudited)
(Expressed in thousands of U.S. dollars)

	July 4, 2015	January 3, 2015
	$	$

		(note 1)

ASSETS
Current assets
Cash and cash equivalents (note 10)	4,386	9,938
Accounts receivable	133,696	125,896
Inventories (note 5)	286,331	264,256
Prepaid expenses and other current assets (note 4)	19,750	18,935
Current income taxes recoverable	5,134	2,233
Deferred income taxes	5,950	8,107
	455,247	429,365

Property, plant and equipment	141,360	134,920
Goodwill	45,646	29,082
Intangible assets	50,927	40,640
Deferred income taxes	1,791	2,061
Other assets (note 4)	4,952	4,882

	699,923	640,950

LIABILITIES
Current liabilities
Bank indebtedness (note 6)	123,039	91,410
Accounts payable and accrued liabilities	133,038	128,437
Customer and other deposits	4,001	4,127
Income taxes payable	2,708	3,090
Other current liabilities (note 4)	2,229	3,087
Current portion of long-term debt (note 6)	31,573	5,927
Current portion of long-term liabilities (note 2)	4,519	250
	301,107	236,328

Long-term debt (note 6)	3,275	33,928
Long-term liabilities (notes 2 and 4)	18,000	1,962
Deferred income taxes	13,822	15,404
	336,204	287,622

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 68,594,342 shares issued and outstanding (January 3, 2015 - 67,073,944)	201,189	190,668
Additional paid-in capital	20,108	22,490
Retained earnings	136,592	129,309
Accumulated other comprehensive loss	(4,971)	(1,778)
	352,918	340,689
Non-controlling interests	10,801	12,639
Total equity	363,719	353,328

	699,923	640,950

Commitments and contingencies (note 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	July 4, 2015 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 3, 2015	67,074	190,668	22,490	129,309	(1,778)	12,639	353,328

Employee stock purchase plan	22	314	-	-	-	-	314
Exercise of options	648	4,165	(1,440)	-	-	-	2,725
Exercise of warrants	850	6,042	(2,163)	-	-	-	3,879
Stock-based compensation	-	-	2,239	-	-	-	2,239
Earnings from continuing operations	-	-	-	7,417	-	(1,694)	5,723
Loss from discontinued operations, net of income taxes	-	-	-	(134)	-	-	(134)
Currency translation adjustment	-	-	-	-	(3,332)	(500)	(3,832)
Change in fair value of interest rate swap, net of income taxes and reclassification adjustment (note 4)	-	-	-	-	139	71	210
Acquisition of non-controlling interest (note 2)	-	-	(1,018)	-	-	285	(733)

Balance at July 4, 2015	68,594	201,189	20,108	136,592	(4,971)	10,801	363,719

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income	interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2013	66,528	186,376	19,323	116,208	3,397	17,308	342,612

Employee stock purchase plan	30	299	-	-	-	-	299
Exercise of options	361	2,605	(657)	-	-	-	1,948
Stock-based compensation	-	-	1,805	-	-	-	1,805
Earnings from continuing operations	-	-	-	15,284	-	269	15,553
Earnings from discontinued operations, net of income taxes	-	-	-	64	-	-	64
Currency translation adjustment	-	-	-	-	(561)	91	(470)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(24)	(12)	(36)

Balance at July 5, 2014	66,919	189,280	20,471	131,556	2,812	17,656	361,775

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	July 4, 2015 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended	Two quarters ended

	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
	$	$	$	$

		(note 1)		(note 1)

CASH PROVIDED BY (USED IN)
Operating activities
Earnings	771	8,997	5,589	15,617
Earnings (loss) from discontinued operations	(134)	27	(134)	64
Earnings from continuing operations	905	8,970	5,723	15,553
Items not affecting cash:
Depreciation and amortization	5,578	5,481	10,962	10,858
Deferred income taxes	1,326	1,433	845	1,837
Stock-based compensation	1,157	974	2,239	1,805
Unrealized loss (gain) on derivative instruments (note 4)	996	(406)	893	219
Gain on sale of assets	(107)	-	(107)	-
Unrealized loss (gain) on contingent consideration (note 4)	82	-	82	(1,373)
Other	900	(535)	1,377	(184)
Changes in non-cash working capital, net of businesses acquired (note 10)	(15,981)	17,061	(38,644)	(7,867)
Net cash flows from operations - continuing operations	(5,144)	32,978	(16,630)	20,848
Net cash flows from operations - discontinued operations	(134)	203	(134)	(262)
	(5,278)	33,181	(16,764)	20,586
Investing activities
Acquisition of businesses (note 2)	(733)	-	(14,033)	-
Purchases of property, plant and equipment	(9,788)	(3,882)	(15,439)	(7,456)
Payment of contingent consideration (note 4)	(253)	-	(253)	(800)
Proceeds from sale of assets	1,053	-	1,053	-
Other	99	(12)	(23)	(49)
Net cash flows from investing activities - continuing operations	(9,622)	(3,894)	(28,695)	(8,305)
Net cash flows from investing activities - discontinued operations	-	(203)	-	262
	(9,622)	(4,097)	(28,695)	(8,043)

Financing activities
Increase (decrease) under line of credit facilities (note 6)	12,809	(29,094)	36,066	(13,565)
Borrowings under long-term debt (note 6)	-	150	-	210
Repayment of long-term debt (note 6)	(1,378)	(1,585)	(2,793)	(3,156)
Proceeds from the issuance of common shares	1,423	1,582	3,039	2,247
Proceeds from the exercise of warrants	3,067	-	3,879	-
Other	(174)	19	(311)	(79)
Net cash flows from financing activities - continuing operations	15,747	(28,928)	39,880	(14,343)
Foreign exchange gain (loss) on cash held in a foreign currency	48	(66)	27	(10)
Increase (decrease) in cash and cash equivalents in the period	895	90	(5,552)	(1,810)
Cash and cash equivalents - beginning of the period	3,491	6,637	9,938	8,537
Cash and cash equivalents - end of the period	4,386	6,727	4,386	6,727

Non-cash investing activities
Acquisition of business, working capital adjustment (note 2)	-	-	265	-
Acquisition of business, settlement of pre-existing relationship (note 2)	-	-	(749)
Acquisition of business, contingent consideration at fair value (note 2)	-	-	(20,000)	-

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
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

In addition to SunOpta Foods, the Company owned approximately 66% of Opta Minerals Inc. (“Opta Minerals”) as at July 4, 2015 and January 3, 2015, on a non-dilutive basis. Opta Minerals produces, distributes and recycles industrial minerals, silica-free abrasives and specialty sands.

Over the last several years, Opta Minerals has periodically breached certain financial covenants under its credit agreement with a syndicate of lenders, including as at June 30, 2015. As described in note 6, on August 11, 2015, Opta Minerals obtained a waiver for the June 30, 2015 breach. In connection with this waiver, certain additional covenants were added from the date of the waiver through October 2, 2015. In addition, the lenders agreed to extend the maturity of Opta Minerals’ revolving term credit facility from August 14, 2015 to October 2, 2015.

Opta Minerals will require the continued support of its current financial lenders and, effective October 3, 2015, Opta Minerals will require another extension of its revolver and an additional waiver on future covenants, if breached, or an alternative source of financing. There can be no assurance that a further extension and additional waiver will be provided or that alternative sources of financing on terms favorable to Opta Minerals could be obtained to finance its operations and meet its obligations.

Opta Minerals’ credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals, and are without recourse to SunOpta Inc.

The factors noted above may cast significant doubt as to Opta Minerals’ ability to continue as a going concern. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported amounts of expenses and consolidated balance sheet classifications that might be necessary if Opta Minerals is unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material to the Company.

Opta Minerals ability to continue to operate as a going concern could also have a significant impact on the Company’s ability to recover the carrying value of its investment in Opta Minerals, which amounted to approximately $25,000 as at July 4, 2015.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended July 4, 2015 are not necessarily indicative of the results that may be expected for the full year ending January 2, 2016 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 3, 2015. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

SUNOPTA INC.	10	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

Comparative Balances

Certain comparative balances have been reclassified to conform to the presentation adopted by the Company in the current fiscal year:

•

On December 22, 2014, the Company completed the sale of its fiber and starch business (the “Fiber Business”), which has been presented as a discontinued operation in the consolidated financial statements for the quarter and two quarters ended July 5, 2014.

•

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

Recent Accounting Pronouncements

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, “Inventory – Simplifying the Measurement of Inventory”, which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”)”, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new guidance eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods therein. Early application is permitted. The Company is assessing the impact that the adoption of this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented as a deduction from the corresponding debt liability. The guidance, however, does not affect the recognition and measurement of debt issuance costs. The guidance is effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. In accordance with the new standard, the Company will reclassify financing costs recorded as deferred charges in other assets (current and long-term) on the consolidated balance sheets to bank indebtedness or long-term debt commencing with its annual consolidated financial statements for the year ended January 2, 2016.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance is effective for annual and interim periods beginning on or after December 15, 2017, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is permitted only as of annual and interim reporting periods beginning on or after December 15, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

SUNOPTA INC.	11	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
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

SUNOPTA INC.	12	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
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

The Company incurred $125 of acquisition-related costs that were expensed in the first quarter of 2015. These costs are included in other expenses in the consolidated statement of operation (see note 8).

Revenues of Citrusource for the period from the acquisition date to July 4, 2015 were $10,105 and earnings, net of income taxes, were $587, which included the effects of the acquisition accounting adjustments.

The following table presents unaudited pro forma consolidated results of operations for the quarters and two quarters ended July 4, 2015 and July 5, 2014, as if the acquisition Citrusource had occurred as of December 29, 2013.

		Quarter ended	Two quarters ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
	$	$	$	$
Pro forma revenues	307,268	334,748	615,080	662,528
Pro forma earnings attributable to SunOpta Inc.	2,049	8,866	7,871	15,019
Pro forma earnings per share
Basic	0.03	0.13	0.12	0.23
Diluted	0.03	0.13	0.12	0.22

SUNOPTA INC.	13	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on unaudited historical financial information of the Company and Citrusource. Except to the extent realized, the unaudited pro forma information does not reflect any operating synergies or other benefits that the Company may achieve as a result of this acquisition, or the costs that may be necessary to achieve these operating synergies and other benefits. The unaudited pro forma information reflects primarily the following adjustments:

•	incremental amortization expense related to the fair value of the identified intangible asset acquired;

•	additional interest costs associated with an increase in borrowings under the Company’s syndicated credit facilities to fund the upfront cash consideration paid as at the acquisition date;

•	exclusion of acquisition-related costs from earnings for the two quarters ended July 4, 2015, and the inclusion of those costs in earnings for the comparative periods; and

•	consequential tax effects of the preceding adjustments.

The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisition of Citrusource been completed on December 29, 2013. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company.

Selet Hulling PLC

On May 2, 2015, the Company paid $733 in cash to increase its ownership position in Selet Hulling PLC (“Selet”) from 35% to 76%. Selet is a joint venture located in Ethiopia focused on the sourcing and supply of organic sesame. As a result of its increased ownership in Selet, the Company also obtained full management control of the operation. The increase in the Company’s ownership position was accounted for as an equity transaction, with the difference between the cash consideration paid and the amount by which the non-controlling interest related to Selet was adjusted being recognized in additional paid-in capital.

SUNOPTA INC.	14	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

3. Discontinued Operations

Fiber and Starch Business

On December 22, 2014, the Company completed the sale of the Fiber Business for $37,500, subject to certain closing adjustments. The Fiber Business included five facilities located in Louisville, Kentucky, Cedar Rapids, Iowa, Cambridge, Minnesota, Fosston, Minnesota, and Galesburg, Illinois. The Fiber Business was formerly part of the former Value Added Ingredients operating segment. The Company continues to operate both its integrated grain- and fruit-based ingredient businesses, which were not part of the sale, and which previously formed the remainder of the former Value Added Ingredients operating segment. The Company recognized a gain on sale of the Fiber Business in discontinued operations, net of income taxes, of $1,898 in the fourth quarter of 2014. In the second quarter of 2015, the Company recorded a loss of $134, net of income taxes, for a closing working capital adjustment.

Operating Results Reported in Discontinued Operations

The following table presents the operating results of Fiber Business reported in earnings from discontinued operations:

		Quarter ended	Two quarters ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
	$	$	$	$

Revenues	-	10,713	-	21,861

Earnings (loss) before income taxes	(219)	44	(219)	105
Recovery of (provision for) income taxes	85	(17)	85	(41)
Earnings (loss) from discontinued operations, net of income taxes	(134)	27	(134)	64

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of July 4, 2015 and January 3, 2015:

					July 4, 2015
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	1,325	-	1,325	-
	Unrealized long-term derivative asset	95	-	95	-
	Unrealized short-term derivative liability	(2,183)	(476)	(1,707)	-
	Unrealized long-term derivative liability	(332)	-	(332)	-
(b)	Inventories carried at market(2)	8,853	-	8,853	-
(c)	Interest rate swaps(3)	(458)	-	(458)	-
(d)	Forward foreign currency contracts(4)	441	-	441	-
(e)	Contingent consideration(5)	(20,201)	-	-	(20,201)
(f)	Embedded derivative(6)	3,409	-	-	3,409

SUNOPTA INC.	15	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended July 4, 2015, the Company recognized a loss of $657 (July 5, 2014 – gain of $406) and for the two quarters ended July 4, 2015, the Company recognized a loss of $554 (July 5, 2014 – loss of $219) related to changes in the fair value of these derivatives.

SUNOPTA INC.	16	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

As at July 4, 2015, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	1,655	1,265
Forward commodity sale contracts	(1,207)	(1,199)
Commodity futures contracts	(745)	(595)

In addition, as at July 4, 2015, the Company had net open forward contracts to sell 311 lots of cocoa and 2 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at July 4, 2015, the Company had 368,693 bushels of commodity corn and 513,161 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

As at July 4, 2015, Opta Minerals held interest rate swaps with a notional value of Cdn $34,575 to pay fixed rates of 1.85% to 2.02%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until May 2017. The net notional value decreases in accordance with the quarterly principal repayments on Opta Minerals’ non-revolving term credit facility.

At each period end, the Company calculates the marked-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. As the interest rate swaps are designated as a cash flow hedge for accounting purposes, gains and losses on changes in the fair value of these derivative instruments are included on the consolidated statements of comprehensive earnings. For the quarter ended July 4, 2015, a gain of $89 (July 5, 2014 – gain of $31), net of income tax expense of $22 (July 5, 2014 – income tax expense of $7) and for the two quarters ended July 4, 2015, a loss of $173 (July 5, 2014 – loss of $47), net of income tax benefit of $44 (July 5, 2014 – income tax benefit of $11) related to changes in the fair value of these derivatives.

As at July 4, 2015, the accumulated amount of the loss recorded in other comprehensive earnings/loss related to the interest rate swaps of $458, net of income tax benefit of $119, was reclassified to interest expense as it was determined that the cash flow hedge was no longer highly effective due to the breach by Opta Minerals of certain of its financial covenants (see note 6).

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at July 4, 2015 the Company had open forward foreign exchange contracts with a notional value of €15,580 ($17,765). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended July 4, 2015, the Company recognized a loss of $1,001 (July 5, 2014 – gain of $275) and for the two quarters ended July 4, 2015, the Company recognized a loss of $585 (July 5, 2014 – gain of $559) related to changes in the fair value of these derivatives.

SUNOPTA INC.	17	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. The following table presents a reconciliation of contingent consideration obligations for the two quarters ended July 4, 2015:

	January 3,			Fair value	Foreign
	2015	Issuances(1)	Payments(2)	adjustments(3)	exchange(4)	July 4, 2015
	$	$	$	$	$	$
Contingent consideration	(396)	(20,000)	253	(82)	24	(20,201)

(1)	Reflects the fair value of the Citrusource contingent consideration arrangement as measured at the acquisition date (see note 2).
(2)	Reflects payment made by Opta Minerals related to its acquisition of Babco Industrial Corp. (“Babco”) in February 2010.
(3)

Reflects accretion for the time value of money related to the Citrusource obligation of $159, partially offset by a reduction in the projected cash flows related to the remaining Babco obligation of $77. Fair value adjustments are included in other income/expense (see note 8).

(4)	Foreign exchange adjustments are included in other comprehensive earnings/loss.

(f)	Embedded derivative

The Company’s investment in subordinated convertible notes of Enchi includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5,100. As at July 4, 2015 and January 3, 2015, the Company determined that the fair value of this embedded derivative was $3,409. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. As at July 4, 2015, there was no significant change to the expectations related to the royalty rights that would impact the fair value of the embedded derivative.

5. Inventories

	July 4, 2015	January 3, 2015
	$	$
Raw materials and work-in-process	204,324	189,192
Finished goods	66,901	66,142
Company-owned grain	20,659	15,066
Inventory reserves	(5,553)	(6,144)
	286,331	264,256

SUNOPTA INC.	18	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

6. Bank Indebtedness and Long-Term Debt

	July 4, 2015	January 3, 2015
	$	$
Bank indebtedness:
North American credit facilities(1)	29,457	6,263
European credit facilities(2)	79,505	72,191
Opta Minerals revolving term credit facility(3)	14,077	12,956
	123,039	91,410

Long-term debt:
Opta Minerals non-revolving term credit facility(3)	30,651	34,633
Lease obligations	4,046	4,965
Other	151	257
	34,848	39,855
Less: current portion	31,573	5,927
	3,275	33,928

(1)	North American credit facilities

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

Interest on borrowings under the facilities accrues based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at July 4, 2015, the weighted-average interest rate on the facilities was 2.05%.

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

The €80,000 revolving credit facility is secured by the working capital of the Borrowers. The Club Facility is due on demand with no set maturity date. Interest costs under the Club Facility accrue based on the aggregate of: (i) a fixed loan margin of 1.75%; and (ii) a variable rate based on LIBOR or EURIBOR plus an applicable spread as set by the Lenders on a periodic basis. As at July 4, 2015 and January 3, 2015, €71,581 ($79,505) and €58,205 ($69,869), respectively, of this facility had been utilized.

SUNOPTA INC.	19	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

On April 27, 2015, a subsidiary of TOC amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2016. As of July 4, 2015 and January 3, 2015, nil and €1,934 ($2,322), respectively, was borrowed under this facility.

As at July 4, 2015, the weighted-average interest rate on the European credit facilities was 2.38%.

(3)	Opta Minerals credit facilities

These credit facilities are specific to the operations of Opta Minerals, and are without recourse to SunOpta Inc.

On May 8, 2014, Opta Minerals amended and extended its credit agreement dated May 18, 2012, which provides for a Cdn $20,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility is due to mature on August 14, 2015, and the non-revolving term credit facility is due to mature on May 18, 2017, unless earlier payment is required due to an event of default. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312.

As described in note 1, as at June 30, 2015, Opta Minerals was not in compliance with all of its financial covenants under its credit agreement. Failure to meet a financial covenant constitutes an event of default, unless the lenders agree to a waiver or amendment. On August 11, 2015, Opta Minerals obtained a waiver in respect of the aforementioned covenant requirements from its lenders and an extension of the maturity date of the revolving credit facility from August 14, 2015 to October 2, 2015, provided that Opta Minerals meets certain additional financial covenants. As there is no assurance that Opta Minerals will be in compliance with all its financial covenants at all measurement dates within the next 12 months, the non-revolving term credit facility has been classified as current on the consolidated balance sheet as at July 4, 2015. For the quarter ended July 4, 2015, we recorded $655 to interest expense related to the accelerated amortization of deferred financing costs on Opta Minerals’ non-revolving term credit facility.

Opta Minerals’ credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals.

Interest on the borrowings under the credit facility accrues at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 5.50% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non-revolving term credit facility (see note 4). As at June 30, 2015, the weighted-average interest rate on the credit facilities was 6.38%, after taking into account the related interest rate hedging activities.

SUNOPTA INC.	20	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

7. Stock-Based Compensation

Under the Company’s 2013 Stock Incentive Plan, the Company may grant a variety of stock-based awards including stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) to selected employees and directors of the Company.

Stock Options

For the two quarters ended July 4, 2015, the Company granted 466,696 options to employees that vest ratably on each of the first through fifth anniversaries of the grant date and expire on the tenth anniversary of the grant date. The weighted-average grant-date fair value of these options was $5.49, which is recognized on a straight-line basis over the five-year vesting period based on the number of stock options expected to vest.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of the stock options granted:

Exercise price	$10.11
Dividend yield	0%
Expected volatility	54.6%
Risk-free interest rate	1.9%
Expected life of options (in years)	6.5

Restricted Stock Units and Performance Share Units

For the two quarters ended July 4, 2015, the Company granted 64,487 RSUs and 112,120 PSUs to certain employees and directors of the Company.

Time-based RSUs vest ratably on each of the first through third anniversaries of the grant date. The fair value of each RSU granted was estimated to be $10.07 based on the fair market value of a share of the Company’s common stock on the date of grant. The grant-date fair value is recognized on a straight-line basis over the three-year vesting period based on the number of RSUs expected to vest.

Performance-based PSUs vest three years following the grant date. The number of PSUs that ultimately vest (up to a specified maximum) will be determined based on performance relative to predetermined performance measures of the Company. If the Company’s performance is below a specified performance level, no PSUs will vest. The fair value of each PSU granted was estimated to be $10.07 based on the fair market value of a share of the Company’s common stock on the date of grant. Each reporting period, the number of PSUs that are expected to vest is re-determined and the grant-date fair value of these PSUs is amortized on a straight-line basis over the remaining vesting period less amounts previously recognized.

Each vested RSU and PSU will be settled through the issuance of common shares of the Company and are therefore treated as equity awards.

Warrants

On January 29, 2015, the Company received proceeds of $812 on the exercise of warrants issued by the Company on February 5, 2010 to purchase 250,000 common shares at an exercise price of $3.25 per share, and, on June 4, 2015, the Company received proceeds of $3,067 on the exercise of warrants issued by the Company on June 11, 2010 to purchase 600,000 common shares at an exercise price of $5.11 per share.

SUNOPTA INC.	21	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

8. Other Expense (Income), Net

The components of other expense (income) are as follows:

		Quarter ended	Two quarters ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
	$	$	$	$
Severance costs(1)	1,054	27	1,054	186
Business development costs(2)	398	-	523	-
Plant closure costs(3)	285	-	285	-
Fair value of contingent consideration(4)	82	-	82	(1,373)
Other	279	110	188	183
	2,098	137	2,132	(1,004)

(1)	Severance costs

For the quarter and two quarters ended July 4, 2015, employee severance costs included those related to the departure of the former President and Chief Executive Officer of Opta Minerals effective May 26, 2015.

(2)	Business development costs

Business development costs represent external professional and consulting fees, and other costs incurred in connection with the review of strategic opportunities to acquire or divest of businesses or assets. For the quarter and two quarters ended July 4, 2015, these costs were primarily incurred in connection with the agreement to acquire Sunrise Holdings (Delaware), Inc. (“Sunrise”) (see note 13), as well as the acquisition of the Citrusource (see note 2).

(3)	Plant closure costs

For the quarter and two quarters ended July 4, 2015, Opta Minerals incurred direct costs in connection with the closure or relocation of certain its abrasives plants.

(4)	Fair value of contingent consideration

For the two quarters ended July 5, 2014, the Company recorded a gain of $1,373 in connection with the settlement of the remaining earn-out related to the acquisition of Edner of Nevada, Inc. (“Edner”) on December 14, 2010. In addition, the Company made a payment of $800 to the former owners of Edner in connection with this settlement.

SUNOPTA INC.	22	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Earnings Per Share

Earnings (loss) per share are calculated as follows:

		Quarter ended	Two quarters ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
Earnings from continuing operations attributable to SunOpta Inc.	$2,183	$8,681	$7,417	$15,284
Earnings (loss) from discontinued operations, net of income taxes	(134)	27	(134)	64
Earnings attributable to SunOpta Inc.	$2,049	$8,708	$7,283	$15,348
Basic weighted-average number of shares outstanding	67,895,257	66,715,349	67,725,800	66,666,617
Dilutive potential of the following:
Employee/director stock options and RSUs	330,523	1,202,657	321,080	885,433
Warrants	-	540,128	-	506,362
Diluted weighted-average number of shares outstanding	68,225,780	68,458,134	68,046,880	68,058,412
Earnings per share - basic:
- from continuing operations	$0.03	$0.13	$0.11	$0.23
- from discontinued operations	-	-	-	-
	$0.03	$0.13	$0.11	$0.23
Earnings per share - diluted:
- from continuing operations	$0.03	$0.13	$0.11	$0.22
- from discontinued operations	-	-	-	-
	$0.03	$0.13	$0.11	$0.22

For the quarter ended July 4, 2015, stock options to purchase 385,616 (July 5, 2014 – nil) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect. For the two quarters ended July 4, 2015, stock options to purchase 385,616 (July 5, 2014 – 340,966) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

SUNOPTA INC.	23	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

10. Supplemental Cash Flow Information

		Quarter ended	Two quarters ended
	July 4, 2015	July 5, 2014	July 4, 2015	July 5, 2014
	$	$	$	$

Changes in non-cash working capital, net of
businesses acquired:
Accounts receivable	(5,007)	4,540	(7,307)	(18,745)
Inventories	(17,054)	12,983	(27,069)	17,642
Income tax recoverable	(1,532)	(1,946)	(3,283)	1,397
Prepaid expenses and other current assets	3,157	(660)	(3,141)	(2,332)
Accounts payable and accrued liabilities	8,800	6,188	2,255	(6,070)
Customer and other deposits	(4,345)	(4,044)	(99)	241
	(15,981)	17,061	(38,644)	(7,867)

As at July 4, 2015, cash and cash equivalents included $2,232 (January 3, 2015 - $2,170) that was specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

11. Commitments and Contingencies

Plum Dispute

Plum, PBC, a Delaware public benefit corporation (“Plum”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing processes, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America as a Defendant. SGOI has asserted counterclaims against Plum and cross-claims against Cheer Pack. Plum alleges it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleges that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum is seeking unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees. The Company disputes the allegations made by Plum against SGOI and intends to vigorously defend itself against these claims; however, the Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

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

SUNOPTA INC.	24	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

12. Segmented Information

In the fourth quarter of 2014, following the sale of the Fiber Business (see note 3), the Company implemented changes to its organizational structure to align and focus the operations of SunOpta Foods on two key “go-to-market” categories: ingredient sourcing and supply; and consumer-packaged products. Consequently, the Company realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to the Company’s Chief Executive Officer. The segment information presented below for the quarter and two quarters ended July 5, 2014 has been restated to reflect the realigned operating segments of SunOpta Foods. The Opta Minerals operating segment remained unchanged.

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

					Quarter ended
					July 4, 2015
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	161,848	115,746	277,594	29,674	307,268
Segment operating income	10,311	692	11,003	727	11,730
Corporate Services					(2,011)
Other expense, net					(2,098)
Interest expense, net					(3,093)
Earnings from continuing operations before income taxes					4,528

SUNOPTA INC.	25	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

						Quarter ended
						July 5, 2014
		Global	Consumer	SunOpta	Opta	Consol-
		Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$	$
Segment revenues from external customers		167,489	124,843	292,332	35,243	327,575
Segment operating income		8,782	9,334	18,116	1,571	19,687
Corporate Services						(2,980)
Other expense, net						(137)
Interest expense, net						(2,010)
Earnings from continuing operations before income taxes						14,560

				Two quarters ended
					July 4, 2015
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	316,905	234,638	551,543	59,131	610,674
Segment operating income	19,292	3,252	22,544	208	22,752
Corporate Services					(3,601)
Other expense, net					(2,132)
Interest expense, net					(4,916)
Earnings from continuing operations before income taxes					12,103

				Two quarters ended
					July 5, 2014
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	320,802	259,364	580,166	69,788	649,954
Segment operating income	12,321	19,424	31,745	2,596	34,341
Corporate Services					(5,611)
Other income, net					1,004
Interest expense, net					(4,158)
Earnings from continuing operations before income taxes					25,576

SUNOPTA INC.	26	July 4, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 4, 2015 and July 5, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

13. Subsequent Events

Sunrise Holdings (Delaware), Inc.

On July 30, 2015, the Company entered into a Purchase and Sale Agreement (the “PSA”) to acquire all of the issued and outstanding common shares of Sunrise. Sunrise, through its subsidiaries including Sunrise Growers, Inc., is engaged in the business of processing, marketing, distributing and selling conventional and organic frozen fruit. The transaction includes a cash purchase price of $287,150, subject to certain adjustments, and the assumption of indebtedness of Sunrise.

Closing of the purchase of Sunrise is expected to occur in the fall of 2015 and is subject to various closing conditions, including, among others, the absence of any injunction or other legal prohibition on the completion of the transaction, the accuracy of the representations and warranties of the parties other than inaccuracies that would not have a material adverse effect, material compliance with the parties’ obligations under the PSA, the absence of a material adverse effect with respect to Sunrise, and expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The PSA provides the Company and Sunrise with customary termination rights.

The Company intends to finance the acquisition of Sunrise through a combination of debt and equity financing in an aggregate amount of up to $430,000 and borrowings under existing credit facilities. The debt and equity financings are expected to occur on or prior to the closing of the Sunrise acquisition. On July 30, 2015, the Company and its subsidiary SunOpta Foods Inc. entered into a commitment letter with certain financial institutions providing for committed bridge financing of up to $430,000 (the “Commitment”) in support of the Sunrise acquisition, consisting of $290,000 of second lien secured credit facilities of SunOpta Foods Inc. and $140,000 of unsecured senior subordinated credit facilities of the Company. The Commitment is subject to various conditions, including the consummation of the Sunrise acquisition and other customary closing conditions.

Niagara Natural Fruit Snack Company Inc.

On August 11, 2015, the Company acquired the net assets of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”), a manufacturer of non-GMO and organic fruit snacks. Niagara Natural’s operations are located in the Niagara Region of Ontario. The transaction includes a cash purchase price of approximately $6,700, subject to certain post-closing adjustments, plus potential future payments based on specific performance targets.

This transaction will be accounted for as a business combination under the acquisition method of accounting. Due to the limited time since the closing of the transaction, the valuation efforts and acquisition accounting related to the acquired net assets of Niagara Natural are incomplete at the time of filing of these consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, including any resulting goodwill.

SUNOPTA INC.	27	July 4, 2015 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended July 4, 2015 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 13, 2015.

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

Calendar Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2015 will be a 52-week period ending on January 2, 2016, with quarterly periods ending on April 4, July 4 and October 3, 2015, whereas fiscal year 2014 was a 53-week period ending on January 3, 2015, with quarterly periods ending on April 5, July 5 and October 4, 2014. As a result, the first two quarters of 2015 consisted of 26 weeks, compared with 27 weeks for the first two quarters of 2014. Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for the first half of 2014 was insignificant relative to the first half of 2015.

Operational Realignment

In the fourth quarter of 2014, following the sale of our fiber and starch business (the “Fiber Business”) on December 22, 2014, we implemented changes to our organizational structure to align and focus the operations of SunOpta Foods on two key “go-to-market” categories: ingredient sourcing and supply; and consumer-packaged products. Consequently, we realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to our Chief Executive Officer. We believe this new operational structure aligns well with SunOpta Foods’ integrated field-to-table business model and product portfolio. Effective with the realignment, the Value Added Ingredients operating segment ceased to exist and SunOpta Foods operates in the following two reportable segments: Global Ingredients, which includes the grain-based ingredients business of the former Value Added Ingredients operating segment; and Consumer Products, which includes the fruit-based ingredient business of the former Value Added Ingredients operating segment. The Opta Minerals operating segment remained unchanged. The segmented operations information provided in the consolidated financial statements and this MD&A for the quarter and two quarters ended July 5, 2014 has been restated to reflect these realigned reportable segments, as well as to present the Fiber Business as a discontinued operation.

SUNOPTA INC.	28	July 4, 2015 10-Q

Succession of Chief Executive Officer

On July 7, 2015, we announced the appointment of Hendrik Jacobs, our President and Chief Operating Officer, to President and Chief Executive Officer (“CEO”), effective October 1, 2015. In conjunction with this appointment, Mr. Jacobs will also become a member of the Board of Directors, effective October 1, 2015. Mr. Jacobs will succeed current CEO, Steve Bromley, who will become Vice-Chair, effective October 1, 2015. Mr. Bromley will remain on the Board of Directors and serve as Vice-Chair until December 31, 2015.

Business Developments during the First Two Quarters of 2015

Niagara Natural Fruit Snack Company Inc.

On August 11, 2015, we acquired the net assets of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”), a manufacturer of non-GMO and organic fruit snacks. Niagara Natural’s operations are located in the Niagara Region of Ontario. Niagara Natural is a strong strategic fit within our core vertically-integrated consumer products strategy, aligning well with our focus on healthy and convenient snacking. In addition, with this acquisition, we extend our market presence in fruit snacks with manufacturing operations in both the east and west regions of North America, which is expected to generate operational and logistical synergies. The transaction includes a cash purchase price of approximately $6,700, subject to certain post-closing adjustments, plus potential future payments based on specific performance targets.

Sunrise Holdings (Delaware), Inc.

On July 30, 2015, we entered into a Purchase and Sale Agreement (the “PSA”) to acquire all of the issued and outstanding common shares of Sunrise Holdings (Delaware), Inc. (“Sunrise”). Sunrise, through its subsidiaries including Sunrise Growers, Inc., is engaged in the business of processing, marketing, distributing and selling conventional and organic frozen fruit. The acquisition of Sunrise is expected to provide us with a leadership position in frozen fruit, leveraging our integrated ‘field to table’ business model, and is aligned with our strategic focus on healthy foods. The transaction is valued at approximately $450,000, comprised of a cash purchase price of $287,150, which is subject to certain adjustments, and the assumption of indebtedness of Sunrise.

Closing of the purchase of Sunrise is expected to occur in the fall of 2015 and is subject to various closing conditions, including, among others, the absence of any injunction or other legal prohibition on the completion of the transaction, the accuracy of the representations and warranties of the parties other than inaccuracies that would not have a material adverse effect, material compliance with the parties’ obligations under the PSA, the absence of a material adverse effect with respect to Sunrise, and expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended. The PSA provides the Company and Sunrise with customary termination rights.

We intend to finance the acquisition of Sunrise through a combination of debt and equity financing in an aggregate amount of up to $430,000 and borrowings under existing credit facilities. The debt and equity financings are expected to occur on or prior to the closing of the Sunrise acquisition. On July 30, 2015, the Company and its subsidiary SunOpta Foods Inc. entered into a commitment letter with certain financial institutions providing for committed bridge financing of up to $430,000 (the “Commitment”) in support of the Sunrise acquisition, consisting of $290,000 of second lien secured credit facilities of SunOpta Foods Inc. and $140,000 of unsecured senior subordinated credit facilities of SunOpta. The Commitment is subject to various conditions, including the consummation of the Sunrise acquisition and other customary closing conditions.

Selet Hulling PLC

On May 2, 2015, we paid $733 in cash to increase our ownership position in Selet Hulling PLC (“Selet”) from 35% to 76%. Selet is a joint venture located in Ethiopia focused on the sourcing and supply of organic sesame. As a result of our increased ownership in Selet, we also obtained full management control of the operation. Through our investment in Selet, we intend to continue the development of our sourcing for organic sesame and other organic raw materials from Ethiopia and the East-African Region.

SUNOPTA INC.	29	July 4, 2015 10-Q

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

Opta Minerals Inc. Going Concern Uncertainty

We currently own approximately 66% of Opta Minerals Inc. (“Opta Minerals”) on a non-dilutive basis. Opta Minerals produces, distributes and recycles industrial minerals, silica-free abrasives and specialty sands. We have identified our investment in Opta Minerals as a non-core holding.

Over the last several years, Opta Minerals has periodically breached certain financial covenants under its credit agreement with a syndicate of lenders, including as at June 30, 2015. On August 11, 2015, Opta Minerals obtained a waiver for the June 30, 2015 breach. In connection with this waiver, certain additional covenants were added from the date of the waiver through October 2, 2015. In addition, the lenders agreed to extend the maturity of Opta Minerals’ revolving term credit facility from August 14, 2015 to October 2, 2015. As at June 30, 2015, Opta Minerals had borrowings of $14,077 outstanding under its revolving term credit facility and $30,651 outstanding under its non-revolving term credit facility. Opta Minerals’ credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals, and are without recourse to SunOpta Inc.

Opta Minerals will require the continued support of its current financial lenders and, effective October 3, 2015, Opta Minerals will require another extension of its revolver and an additional waiver on future covenants, if breached, or an alternative source of financing. There can be no assurance that a further extension and additional waiver will be provided or that alternative sources of financing on terms favorable to Opta Minerals could be obtained to finance its operations and meet its obligations. SunOpta Inc. has no obligation or plans to act as an alternative source of financing for Opta Minerals.

The factors noted above may cast significant doubt as to Opta Minerals’ ability to continue as a going concern. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported amounts of expenses and consolidated balance sheet classifications that might be necessary if Opta Minerals is unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material to us.

Opta Minerals ability to continue to operate as a going concern could also have a significant impact on our ability to recover the carrying value of our investment in Opta Minerals, which amounted to approximately $25,000 as at July 4, 2015.

SUNOPTA INC.	30	July 4, 2015 10-Q

Consolidated Results of Operations for the quarters ended July 4, 2015 and July 5, 2014

For the quarter ended	July 4, 2015	July 5, 2014	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	277,594	292,332	(14,738)	-5.0%
Opta Minerals	29,674	35,243	(5,569)	-15.8%
Total revenues	307,268	327,575	(20,307)	-6.2%

Gross profit
SunOpta Foods	29,653	36,305	(6,652)	-18.3%
Opta Minerals	4,057	6,513	(2,456)	-37.7%
Total gross profit	33,710	42,818	(9,108)	-21.3%

Segment operating income (loss)(1)
SunOpta Foods	11,003	18,116	(7,113)	-39.3%
Opta Minerals	727	1,571	(844)	-53.7%
Corporate Services	(2,011)	(2,980)	969	32.5%
Total segment operating income	9,719	16,707	(6,988)	-41.8%

Other expense, net	2,098	137	1,961	1431.4%
Earnings from continuing operations before the following	7,621	16,570	(8,949)	-54.0%
Interest expense, net	3,093	2,010	1,083	53.9%
Provision for income taxes	3,623	5,590	(1,967)	-35.2%
Earnings from continuing operations	905	8,970	(8,065)	-89.9%
Earnings (loss) attributable to non-controlling interests	(1,278)	289	(1,567)	-542.2%
Earnings (loss) from discontinued operations, net of taxes	(134)	27	(161)	-596.3%

Earnings attributable to SunOpta Inc.	2,049	8,708	(6,659)	-76.5%

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

	Global	Consumer	SunOpta	Opta	Corporate	Consol-
	Ingredients	Products	Foods	Minerals	Services	idated
For the quarter ended	$	$	$	$	$	$
July 4, 2015
Segment operating income (loss)	10,311	692	11,003	727	(2,011)	9,719
Other expense, net	(293)	(135)	(428)	(1,482)	(188)	(2,098)
Earnings (loss) from continuing operations before the following	10,018	557	10,575	(755)	(2,199)	7,621

July 5, 2014
Segment operating income (loss)	8,782	9,334	18,116	1,571	(2,980)	16,707
Other income (expense), net	76	20	96	(162)	(71)	(137)
Earnings (loss) from continuing operations before the following	8,858	9,354	18,212	1,409	(3,051)	16,570

SUNOPTA INC.	31	July 4, 2015 10-Q

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

(2)

When assessing our financial performance, we use an internal measure that excludes (i) results of discontinued operations and non-core businesses; (ii) other income/expense items related to our core foods business; and (iii) any impairment losses from earnings attributable to SunOpta Inc. determined in accordance with U.S. GAAP. We believe that the identification of these items enhances an analysis of the financial performance of our core foods business when comparing those operating results between periods, as we do not consider these items to be reflective of (i) our strategic focus on investing in our core foods operations; or (ii) normal core business operations. The following table presents a reconciliation of “adjusted earnings” from “loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

		Per Diluted Share
For the quarter ended	$	$
July 4, 2015
Earnings attributable to SunOpta Inc.	2,049	0.03
Loss from discontinued operations, net of income taxes	134	-
Earnings from continuing operations attributable to SunOpta Inc.	2,183	0.03
Adjusted for:
Loss from non-core Opta Minerals business	2,613	0.04
Other expense related to core business (net of taxes of $206)	410	0.01
Adjusted earnings	5,206	0.08

July 5, 2014
Earnings attributable to SunOpta Inc.	8,708	0.13
Earnings from discontinued operations, net of income taxes	(27)	-
Earnings from continuing operations attributable to SunOpta Inc.	8,681	0.13
Adjusted for:
Earnings from non-core Opta Minerals business	(79)	-
Other income related to core business (net of taxes of $10)	(15)	-
Adjusted earnings	8,587	0.13

We believe that investors’ understanding of the financial performance of our core foods business is enhanced by disclosing the specific items that we exclude from earnings attributable to SunOpta Inc. to compute adjusted earnings. However, adjusted earnings is not, and should not be viewed as, a substitute for earnings prepared under U.S. GAAP. Adjusted earnings is presented solely to allow investors to more fully understand how we assess our financial performance.

Revenues for the quarter ended July 4, 2015 decreased by 6.2% to $307,268 from $327,575 for the quarter ended July 5, 2014. Revenues in SunOpta Foods decreased by 5.0% to $277,594 and revenues in Opta Minerals decreased by 15.8% to $29,674. Excluding the impact of changes including commodity-related pricing and foreign exchange rates; and product rationalizations, revenues decreased approximately 3.2% on a consolidated basis and approximately 2.2% within SunOpta Foods. SunOpta Foods’ revenues reflected the impact of lower volumes of consumer-based aseptic beverage, snack and frozen food retail products, as well as lower sunflower volumes following the rationalization of certain facilities and product lines in the third quarter of 2014, partially offset by stronger demand for organic ingredients in the U.S. and Europe. At Opta Minerals, the decrease in revenues reflected competitive pressure in the infrastructure market and a cyclical slowdown in the steel industry in the second quarter of 2015.

Gross profit decreased $9,108, or 21.3%, to $33,710 for the quarter ended July 4, 2015, compared with $42,818 for the quarter ended July 5, 2014. As a percentage of revenues, gross profit for the quarter ended July 4, 2015 was 11.0% compared to 13.1% for the quarter ended July 5, 2014, a decrease of 2.1%. Within SunOpta Foods, the gross profit percentage was 10.7% for the second quarter of 2015, compared with 12.4% for the second quarter of 2014, which reflected lower production volumes and a higher cost base within consumer-based product categories; costs related to the retrofit of our premium juice facility; and costs associated with the expansion of our Allentown, Pennsylvania facility to add aseptic beverage processing and filling capabilities. These factors were partially offset by improved performance in our rationalized sunflower operations, and increased margin contribution from higher volumes of organic ingredients. The gross profit percentage at Opta Minerals declined to 13.7% in the second quarter of 2015, compared with 18.5% in the second quarter of 2014, primarily due to lower volumes of higher-margin steel products and increased raw material costs, as well as the impact of approximately $600 of reserves for slow-moving abrasives inventories.

SUNOPTA INC.	32	July 4, 2015 10-Q

Total segment operating income for the quarter ended July 4, 2015 decreased by $6,988, or 41.8%, to $9,719, compared with $16,707 for the quarter ended July 5, 2014. As a percentage of revenues, segment operating income was 3.2% for the quarter ended July 4, 2015, compared with 5.1% for the quarter ended July 5, 2014. The decrease in segment operating income reflected lower overall gross profit as described above, partially offset by a $2,021 decrease in selling, general and administrative (“SG&A”) expenses, reflecting lower employee short-term incentive accruals tied to operating performance and controlled discretionary spending.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended July 4, 2015 of $2,098 included severance costs of $1,054 mainly related to the departure of the former President and CEO of Opta Minerals; business development costs of $398, primarily incurred in connection with the agreement to acquire Sunrise and the strategic review of Opta Minerals; and plant closure costs of $285 at Opta Minerals related to the under-performance of certain of its abrasives operations.

The increase in interest expense of $1,083 to $3,093 for the quarter ended July 4, 2015, compared with $2,010 for the quarter ended July 5, 2014, was primarily due to an acceleration of the amortization of deferred financing costs related to Opta Minerals’ non-revolving term credit facility ($655) and the reclassification of the accumulated amount recorded in other comprehensive earnings/loss related to the interest rate swaps used to hedge a portion of Opta Minerals’ non-revolving term credit facility ($458), all in connection with the breach by Opta Minerals of certain of its financial covenants.

The provision for income tax for the quarter ended July 4, 2015 was $3,623, or 80.0% of earnings before taxes, compared with $5,590, or 38.4% of earnings before taxes, for the quarter ended July 5, 2014. The increase in the effective tax rate mainly reflected a valuation allowance of $1,617 recorded by Opta Minerals in connection with the current uncertainty as to its ability to realize certain deferred tax assets, partially offset by a change in the jurisdictional mix of earnings, which reflected lower pre-tax earnings within our U.S.-based consumer products operations, and increased profitability in our international sourcing and supply operations.

Losses attributable to non-controlling interests for the quarter ended July 4, 2015 were $1,278, compared with earnings of $289 for the quarter ended July 5, 2014, which primarily reflected lower net earnings at Opta Minerals.

On a consolidated basis, we recognized earnings of $2,049 (diluted earnings per share of $0.03) for the quarter ended July 4, 2015, compared with earnings of $8,708 (diluted earnings per share of $0.13) for the quarter ended July 5, 2014.

Excluding the results of non-core operations, as well as severance and acquisition related expenses, adjusted earnings were $5,206 or $0.08 per diluted share for the quarter ended July 4, 2015, as compared to adjusted earnings of $8,587 or $0.13 per diluted share for the quarter ended July 5, 2014. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	33	July 4, 2015 10-Q

Segmented Operations Information

SunOpta Foods
For the quarter ended	July 4, 2015	July 5, 2014	Change	% Change

Revenues	$277,594	$292,332	$(14,738)	-5.0%
Gross Margin	29,653	36,305	(6,652)	-18.3%
Gross Margin %	10.7%	12.4%		-1.7%

Operating Income	$11,003	$18,116	$(7,113)	-39.3%
Operating Income %	4.0%	6.2%		-2.2%

SunOpta Foods contributed $277,594 or 90.3% of consolidated revenue for the quarter ended July 4, 2015, compared with $292,332 or 89.2% of consolidated revenues for the quarter ended July 5, 2014, a decrease of $14,738 or 5.0%. The table below explains the decrease in revenue by reportable segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended July 5, 2014	$292,332
Decrease in Global Ingredients	(5,641)
Decrease in Consumer Products	(9,097)
Revenues for the quarter ended July 4, 2015	$277,594

Gross margin in SunOpta Foods decreased by $6,652, or 18.3%, for the quarter ended July 4, 2015 to $29,653, or 10.7% of revenues, compared to $36,305, or 12.4% of revenues for the quarter ended July 5, 2014. The table below explains the decrease in gross margin by reportable segment for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the quarter ended July 5, 2014	$36,305
Increase in Global Ingredients	1,657
Decrease in Consumer Products	(8,309)
Gross margin for the quarter ended July 4, 2015	$29,653

Operating income in SunOpta Foods decreased by $7,113, or 39.3%, for the quarter ended July 4, 2015 to $11,003 or 4.0% of revenues, compared to $18,116 or 6.2% of revenues for the quarter ended July 5, 2014. The table below explains the decrease in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the quarter ended July 5, 2014	$18,116
Decrease in gross margin, as noted above	(6,652)
Increase in corporate cost allocations, due in part to centralization of services	(1,975)
Decrease in foreign exchange losses	(203)
Lower SG&A costs	1,717
Operating income for the quarter ended July 4, 2015	$11,003

SUNOPTA INC.	34	July 4, 2015 10-Q

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Ingredients
For the quarter ended	July 4, 2015	July 5, 2014	Change	% Change

Revenues	$161,848	$167,489	$(5,641)	-3.4%
Gross Margin	20,579	18,922	1,657	8.8%
Gross Margin %	12.7%	11.3%		1.4%

Operating Income	$10,311	$8,782	$1,529	17.4%
Operating Income %	6.4%	5.2%		1.2%

Global Ingredients contributed $161,848 in revenues for the quarter ended July 4, 2015, compared to $167,489 for the quarter ended July 5, 2014, an decrease of $5,641 or 3.4%. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, and product rationalizations Global Ingredients revenues increased approximately 6.8%. The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the quarter ended July 5, 2014	$167,489
Higher international sales volumes of cocoa, oils and fats, sugars, organic fruit and vegetables, and organic cashews	10,214
Increased pricing and volumes driving higher sales in the U.S. market for products such as agave, chia, cashew, and fruit purees and concentrates	5,805
Unfavorable foreign exchange impact on euro denominated sales due to the stronger U.S. dollar	(9,125)
Lower volumes of sunflower in-shell and kernel, partially offset by higher volumes for non-GMO corn, soy, and snacks	(7,793)
Decreased pricing of non-GMO corn, soy, organic feed and sunflower, partially offset by increased pricing of grain ingredients	(4,742)
Revenues for the quarter ended July 4, 2015	$161,848

SUNOPTA INC.	35	July 4, 2015 10-Q

Gross margin in Global Ingredients increased by $1,657 to $20,579 for the quarter ended July 4, 2015 compared to $18,922 for the quarter ended July 5, 2014, and the gross margin percentage increased by 1.4% to 12.7%. The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix of higher margin organic raw materials and improved sunflower processing yields and operating efficiencies, partially offset by lower pricing spreads on non-GMO soy. The table below explains the increase in gross margin:

Global Ingredients Gross Margin Changes
Gross margin for the quarter ended July 5, 2014	$18,922
Margin impact of increased volumes and favorable product mix of organic raw ingredients, as well as improved plant efficiencies at our cocoa processing facility	2,947
Increased pricing spread on non-GMO corn, organic feed and grain snacks, offset by lower pricing spread on non-GMO soy, agronomy and grain ingredients	307
Improved sunflower processing yields and operating efficiencies	124
Unfavorable impact on gross margins due to weaker euro relative to U.S. dollar, and mark to market losses related to commodity futures contracts for cocoa and other commodities	(1,721)
Gross margin for the quarter ended July 4, 2015	$20,579

Operating income in Global Ingredients increased by $1,529, or 17.4%, to $10,311 for the quarter ended July 4, 2015, compared to $8,782 for the quarter ended July 5, 2014. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended July 5, 2014	$8,782
Increase in gross margin, as explained above	1,657
Decrease in SG&A expenses due to lower discretionary spending	703
Favorable impact on expenses due to the stronger U.S. dollar relative to the euro	604
Decreased foreign exchange gains on forward derivative contracts	(807)
Increase in corporate cost allocations, due in part to centralization of services	(628)
Operating income for the quarter ended July 4, 2015	$10,311

Looking forward, we believe Global Ingredients is well positioned in growing non-GMO and organic food categories. We intend to focus our efforts on (i) growing our identity preserved, non-GMO and organic sourcing and supply capabilities; (ii) leveraging our international sourcing and supply capabilities internally, and forward and backward integrating where opportunities exist; (iii) expanding our processing expertise and increasing our value-added capabilities; and (iv) expanding our international sales base via strategic relationships for procurement of product to drive incremental sales volume. Our long-term target for Global Ingredients is to achieve a segment operating margin of 6% to 8%, which assumes we are able to secure a consistent quantity and quality of natural and organic raw materials, improve product mix, and control costs. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	36	July 4, 2015 10-Q

Consumer Products
For the quarter ended	July 4, 2015	July 5, 2014	Change	% Change

Revenues	$115,746	$124,843	$(9,097)	-7.3%
Gross Margin	9,074	17,383	(8,309)	-47.8%
Gross Margin %	7.8%	13.9%		-6.1%

Operating Income	$692	$9,334	$(8,642)	-92.6%
Operating Income %	0.6%	7.5%		-6.9%

Consumer Products contributed $115,746 in revenues for the quarter ended July 4, 2015, compared to $124,843 for the quarter ended July 5, 2014, a $9,097 or 7.3% decrease. Excluding the impact of changes including foreign exchange rates, and commodity-related pricing Consumer Products revenues decreased approximately 13.2%. The table below explains the decrease in revenue:

Consumer Products Revenue Changes
Revenues for the quarter ended July 5, 2014	$124,843
Lower volumes of aseptic beverages due to a change in mix and lower sales to the retail channel, in particular almond based beverage sales, partially offset by increased of coconut based non-dairy into the food service channel, as well as lower sales of private label citrus beverages due to a promotional change with retail brands	(9,363)
Decreased sales of re-sealable pouch products as well as lower volumes of fruit and protein based snacks	(4,892)
Decreased volumes of private label retail frozen food offerings, partially offset by increased volumes of fruit toppings and bases	(2,711)
Incremental revenues as a result of Citrusource acquisition on March 2, 2015	7,869
Revenues for the quarter ended July 4, 2015	$115,746

Gross margin in Consumer Products decreased by $8,309 to $9,074 for the quarter ended July 4, 2015 compared to $17,383 for the quarter ended July 5, 2014, and the gross margin percentage decreased by 6.1% to 7.8%. The decrease in gross margin as a percentage of revenue was due to lower production volumes leading to lower plant efficiency, increased raw material costs along with a delay in price increases, as well as increased costs associated with the retrofit of our premium juice facility and expansion activities at our Allentown facility. The table below explains the decrease in gross margin:

Consumer Products Gross Margin Changes
Gross margin for the quarter ended July 5, 2014	$17,383
Decreased contribution from sales of aseptic and non-aseptic private label beverages, as well as lower production volumes leading to decreased operational efficiencies	(4,508)
Increased raw material costs and delayed price increases for frozen food offerings as well as fruit bases and toppings	(2,772)
Decreased contribution from sales of re-sealable pouch products and fruit and protein based snacks, as well as lower plant efficiencies due to decreased production volumes	(1,235)
Costs associated with the expansion of our Allentown facility for aseptic beverage production	(346)
Incremental margin as a result of Citrusource acquisition on March 2, 2015, offset by increased costs following the completion of the retrofit of our premium juice facility	552
Gross margin for the quarter ended July 4, 2015	$9,074

SUNOPTA INC.	37	July 4, 2015 10-Q

Operating income in Consumer Products decreased by $8,642, or 92.6%, to $692 for the quarter ended July 4, 2015, compared to $9,334 for the quarter ended July 5, 2014. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended July 5, 2014	$9,334
Decrease in gross margin, as explained above	(8,309)
Increase in corporate cost allocations, due in part to centralization of services	(1,347)
Lower compensation costs and professional fees driven by the benefit of centralization of services and lower short-term incentive accruals	1,014
Operating income for the quarter ended July 4, 2015	$692

Looking forward, we will continue to invest in our Consumer Products portfolio via internal growth and acquisitions, including the expansion of our aseptic processing capabilities at our Allentown facility, which is scheduled for the fourth quarter of 2015; investment in enhanced packaging capabilities at our fruit snack operation in Omak, Washington and our frozen foods operation in Buena Park, California; and further investment in our existing aseptic facilities to allow us to produce new carton formats and sizes. All of these investments are designed to expand our ability to address fast growing markets and drive growth in margins and operating income. We remain customer focused and continue to explore new ways to bring new value-added packaged products and processes to market, leveraging our global raw material sourcing and supply capabilities. Continued new product development, innovation in healthy snacks and the expansion of our integrated juice operations, combined with increasing demand for portable nutritious fruit offerings are expected to drive growth in this business. Long-term we are targeting 11% to 13% operating margins from Consumer Products. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Opta Minerals
For the quarter ended	July 4, 2015	July 5, 2014	Change	% Change

Revenues	$29,674	$35,243	$(5,569)	-15.8%
Gross Margin	4,057	6,513	(2,456)	-37.7%
Gross Margin %	13.7%	18.5%		-4.8%

Operating Income	$727	$1,571	$(844)	-53.7%
Operating Income %	2.4%	4.5%		-2.1%

Opta Minerals contributed $29,674 in revenues for the quarter ended July 4, 2015, compared to $35,243 for the quarter ended July 5, 2014, a decrease of $5,569 or 15.8%. The table below explains the decrease in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended July 5, 2014	$35,243
Continued economic and competitive pressure in infrastructure market driving down ordered volumes from customers for industrial abrasives and other products	(3,369)
Lower ordered volumes from customers and a general slowdown in the steel industry	(2,200)
Revenues for the quarter ended July 4, 2015	$29,674

SUNOPTA INC.	38	July 4, 2015 10-Q

Gross margin for Opta Minerals decreased by $2,456 to $4,057 for the quarter ended July 4, 2015 compared to $6,513 for the quarter ended July 5, 2014, and the gross margin percentage decreased by 4.8% to 13.7%. The decrease in gross margin as a percentage of revenue was due primarily to unfavorable changes in product mix, reflecting lower volumes of higher-margin steel and magnesium products, and increased raw material costs. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the quarter ended July 5, 2014	$6,513
Unfavorable changes in infrastructure product mix and increased raw material costs	(1,249)
Margin impact of lower volumes of steel and magnesium products	(1,207)
Gross margin for the quarter ended July 4, 2015	$4,057

Operating income for Opta Minerals decreased by $844, or 53.7%, to an operating loss of $727 for the quarter ended July 4, 2015, compared to operating income of $1,571 for the quarter ended July 5, 2014. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating income for the quarter ended July 5, 2014	$1,571
Decrease in gross margin, as explained above	(2,456)
Decrease in foreign exchange losses due to translation of foreign denominated loans and intercompany balances	931
Decrease in SG&A, primarily due to lower compensation from synergies through the rationalization and integration of acquired businesses	681
Operating income for the quarter ended July 4, 2015	$727

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

SUNOPTA INC.	39	July 4, 2015 10-Q

Corporate Services
For the quarter ended	July 4, 2015	July 5, 2014	Change	% Change

Operating Loss	$(2,011)	$(2,980)	$969	32.5%

Operating loss at Corporate Services decreased by $969 to $2,011 for the quarter ended July 4, 2015, from a loss of $2,980 for the quarter ended July 5, 2014. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended July 5, 2014	$(2,980)
Increase in corporate management fees that are allocated to SunOpta operating groups, due in part to a centralization of services	1,975
Decrease in foreign exchange losses	32
Increased information technology consulting, professional fees and other general office spending	(858)
Higher compensation-related costs due to increased headcount, stock-based compensation and health benefits, partially offset by lower short-term incentive accruals	(180)
Operating loss for the quarter ended July 4, 2015	$(2,011)

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

SUNOPTA INC.	40	July 4, 2015 10-Q

Consolidated Results of Operations for the two quarters ended July 4, 2015 and July 5, 2014

For the two quarters ended	July 4, 2015	July 5, 2014	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	551,543	580,166	(28,623)	-4.9%
Opta Minerals	59,131	69,788	(10,657)	-15.3%
Total revenues	610,674	649,954	(39,280)	-6.0%

Gross profit
SunOpta Foods	58,823	67,628	(8,805)	-13.0%
Opta Minerals	7,779	11,412	(3,633)	-31.8%
Total gross profit	66,602	79,040	(12,438)	-15.7%

Segment operating income (loss)(1)
SunOpta Foods	22,544	31,745	(9,201)	-29.0%
Opta Minerals	208	2,596	(2,388)	-92.0%
Corporate Services	(3,601)	(5,611)	2,010	35.8%
Total segment operating income	19,151	28,730	(9,579)	-33.3%

Other expense (income), net	2,132	(1,004)	3,136	312.4%
Earnings from continuing operations before the following	17,019	29,734	(12,715)	-42.8%
Interest expense, net	4,916	4,158	758	18.2%
Provision for income taxes	6,380	10,023	(3,643)	-36.3%
Earnings from continuing operations	5,723	15,553	(9,830)	-63.2%

Earnings (loss) attributable to non-controlling interests	(1,694)	269	(1,963)	-729.7%
Earnings (loss) from discontinued operations, net of taxes	(134)	64	(198)	-309.4%

Earnings attributable to SunOpta Inc.	7,283	15,348	(8,065)	-52.5%

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

	Global	Consumer	SunOpta	Opta	Corporate	Consol-
	Ingredients	Products	Foods	Minerals	Services	idated
For the two quarters ended	$	$	$	$	$	$
July 4, 2015
Segment operating income (loss)	19,292	3,252	22,544	208	(3,601)	19,151
Other expense, net	(293)	(135)	(428)	(1,391)	(313)	(2,132)
Earnings (loss) from continuing operations before the following	18,999	3,117	22,116	(1,183)	(3,914)	17,019

July 5, 2014
Segment operating income (loss)	12,321	19,424	31,745	2,596	(5,611)	28,730
Other income (expense), net	70	1,307	1,377	(281)	(92)	1,004
Earnings (loss) from continuing operations before the following	12,391	20,731	33,122	2,315	(5,703)	29,734

SUNOPTA INC.	41	July 4, 2015 10-Q

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

(2)

The following table presents a reconciliation of adjusted earnings from earnings attributable to SunOpta Inc., which we consider to be the most directly comparable U.S. GAAP financial measure (refer to note (1) to the “Consolidated Results of Operations for the quarters ended July 4, 2015 and July 5, 2014”.

		Per Diluted Share
For the two quarter ended	$	$
July 4, 2015
Earnings attributable to SunOpta Inc.	7,283	0.11
Loss from discontinued operations, net of income taxes	134	-
Earnings from continuing operations attributable to SunOpta Inc.	7,417	0.11
Adjusted for:
Loss from non-core Opta Minerals business	3,333	0.05
Other expense related to core business (net of taxes of $248)	493	0.01
Adjusted earnings	11,243	0.17

July 5, 2014
Earnings attributable to SunOpta Inc.	15,348	0.23
Earnings from discontinued operations, net of income taxes	(64)	-
Earnings from continuing operations attributable to SunOpta Inc.	15,284	0.22
Adjusted for:
Earnings from non-core Opta Minerals business	(51)	-
Other income related to core business (net of taxes of $516)	(769)	(0.01)
Adjusted earnings	14,464	0.21

Revenues for the two quarters ended July 4, 2015 decreased by 6.0% to $610,674 from $649,954 for the two quarters ended July 5, 2014. Revenues in SunOpta Foods decreased by 4.9% to $551,543 and revenues in Opta Minerals decreased by 15.3% to $59,131. Excluding the impact of changes including commodity-related pricing and foreign exchange rates; product rationalizations; and the additional week of sales in the first half of 2014, revenues increased approximately 1.7% on a consolidated basis and approximately 3.2% within SunOpta Foods. In particular, the additional week of sales in the first half of 2014 contributed to a decline in year-over-year revenues within SunOpta Foods of approximately $21,281. Excluding this impact, SunOpta Foods’ revenues reflected stronger demand for organic ingredients in the U.S. and Europe, offset by the impact of lower volumes of consumer-based aseptic beverage, snack and frozen food retail products, as well as lower sunflower volumes following the rationalization of certain facilities and product lines in the third quarter of 2014. At Opta Minerals, the decrease in revenues reflected competitive pressure in the infrastructure market and a cyclical slowdown in the steel industry in the first half of 2015.

Gross profit decreased $12,438, or 15.7%, to $66,602 for the two quarters ended July 4, 2015, compared with $79,040 for the two quarters ended July 5, 2014. As a percentage of revenues, gross profit for the two quarters ended July 4, 2015 was 10.9% compared to 12.2% for the two quarters ended July 5, 2014, a decrease of 1.3%. Within SunOpta Foods, the gross profit percentage was 10.7% for the first half of 2015, compared with 11.7% for the first half of 2014, which reflected lower production volumes and a higher cost base within consumer-based product categories; costs related to the retrofit of our premium juice facility; and costs associated with the expansion of our Allentown facility to add aseptic beverage processing and filling capabilities. These factors were partially offset by improved performance in our rationalized sunflower operations, and increased margin contribution from higher volumes of organic ingredients. The gross profit percentage at Opta Minerals declined to 13.2% in the first half of 2015, compared with 16.4% in the first half of 2014, primarily due to lower volumes of higher-margin steel products and increased raw material costs, as well as the impact of approximately $600 of reserves for slow-moving abrasives inventories recorded in the second quarter of 2015.

Total segment operating income for the two quarters ended July 4, 2015 decreased by $9,579, or 33.3%, to $19,151, compared with $28,730 for the two quarters ended July 5, 2014. As a percentage of revenues, segment operating income was 3.1% for the two quarters ended July 4, 2015, compared with 4.4% for the two quarters ended July 5, 2014. The decrease in segment operating income reflected lower overall gross profit as described above, partially offset by a $1,750 decrease in SG&A expenses, reflecting lower employee short-term incentive accruals tied to operating performance and controlled discretionary spending. In addition, operating income was favourably impacted by a year-over-year increase in foreign exchange gains of $1,224, mainly related to the positive impact of a strengthening of the U.S. dollar relative to the euro on foreign exchange contracts within our international sourcing and supply operations, partially offset by the negative impact of the same exchange rate movement on intercompany and third-party loan balances at Opta Minerals.

SUNOPTA INC.	42	July 4, 2015 10-Q

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the two quarters ended July 4, 2015 of $2,132 included severance costs of $1,054 mainly related to the departure of the former President and CEO of Opta Minerals; business development costs of $523, primarily incurred in connection with the agreement to acquire Sunrise and the acquisition of the Citrusource, as well as the strategic review of Opta Minerals; and plant closure costs of $285 at Opta Minerals related to the under-performance of certain of its abrasives operations. Other expense for the two quarters ended July 5, 2014 of $1,004 reflected a gain of $1,373 on the settlement of the earn-out related to the acquisition of Edner of Nevada, Inc. in December 2010.

The increase in interest expense of $758 to $4,916 for the two quarters ended July 4, 2015, compared with $4,158 for the two quarters ended July 5, 2014, was primarily due to an acceleration of the amortization of deferred financing costs related to Opta Minerals’ non-revolving term credit facility ($655) and the reclassification of the accumulated amount recorded in other comprehensive earnings/loss related to the interest rate swaps used to hedge a portion of Opta Minerals’ non-revolving term credit facility ($458), all in connection with the breach by Opta Minerals of certain of its financial covenants in the second quarter of 2015, partially offset by lower overall borrowings within SunOpta Foods.

The provision for income tax for the two quarters ended July 4, 2015 was $6,380, or 52.7% of earnings before taxes, compared with $10,023, or 39.2% of earnings before taxes, for the two quarters ended July 5, 2014. The increase in the effective tax rate mainly reflected a valuation allowance of $1,617 recorded by Opta Minerals in the second quarter of 2015 in connection with the current uncertainty as to its ability to realize certain deferred tax assets, partially offset by a change in the jurisdictional mix of earnings, which reflected lower pre-tax earnings within our U.S.-based consumer products operations, and increased profitability in our international sourcing and supply operations.

Losses attributable to non-controlling interests for the two quarters ended July 4, 2015 were $1,694, compared with earnings of $269 for the two quarters ended July 5, 2014, which primarily reflected lower net earnings at Opta Minerals.

On a consolidated basis, we recognized earnings of $7,283 (diluted earnings per share of $0.11) for the two quarters ended July 4, 2015, compared with earnings of $15,348 (diluted earnings per share of $0.22) for the two quarters ended July 5, 2014.

Excluding the results of non-core operations, as well as severance and acquisition related expenses, adjusted earnings were $11,243 or $0.17 per diluted share for the two quarters ended July 4, 2015, as compared to adjusted earnings of $14,464 or $0.21 per diluted share for the two quarters ended July 5, 2014. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	43	July 4, 2015 10-Q

Segmented Operations Information

SunOpta Foods
For the two quarters ended	July 4, 2015	July 5, 2014	Change	% Change

Revenues	$551,543	$580,166	$(28,623)	-4.9%
Gross Margin	58,823	67,628	(8,805)	-13.0%
Gross Margin %	10.7%	11.7%		-1.0%

Operating Income	$22,544	$31,745	$(9,201)	-29.0%
Operating Income %	4.1%	5.5%		-1.4%

SunOpta Foods contributed $551,543 or 90.3% of consolidated revenue for the two quarters ended July 4, 2015, compared with $580,166 or 89.3% of consolidated revenues for the two quarters ended July 5, 2014, an decrease of $28,623 or 4.9%. The table below explains the decrease in revenue by reportable segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the two quarters ended July 5, 2014	$580,166
Increase in Global Ingredients	7,775
Decrease in Consumer Products	(15,117)
Impact on revenues from one additional week in the first quarter of 2014	(21,281)
Revenues for the two quarters ended July 4, 2015	$551,543

Gross margin in SunOpta Foods decreased by $8,805, or 13.0%, for the two quarters ended July 4, 2015 to $58,823, or 10.7% of revenues, compared to $67,628, or 11.7% of revenues for the two quarters ended July 5, 2014. The table below explains the decrease in gross margin by reportable segment for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the two quarters ended July 5, 2014	$67,628
Increase in Global Ingredients	5,656
Decrease in Consumer Products	(14,461)
Gross margin for the two quarters ended July 4, 2015	$58,823

Operating income in SunOpta Foods decreased by $9,201, or 29.0%, for the two quarters ended July 4, 2015 to $22,544 or 4.1% of revenues, compared to $31,745 or 5.5% of revenues for the two quarters ended July 5, 2014. The table below explains the decrease in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the two quarters ended July 5, 2014	$31,745
Decrease in gross margin, as noted above	(8,805)
Increase in corporate cost allocations, due in part to centralization of services	(5,053)
Increase in foreign exchange gains	2,442
Lower SG&A costs	2,215
Operating income for the two quarters ended July 4, 2015	$22,544

SUNOPTA INC.	44	July 4, 2015 10-Q

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Ingredients
For the two quarters ended	July 4, 2015	July 5, 2014	Change	% Change

Revenues	$316,905	$320,802	$(3,897)	-1.2%
Gross Margin	37,898	32,242	5,656	17.5%
Gross Margin %	12.0%	10.1%		1.9%

Operating Income	$19,292	$12,321	$6,971	56.6%
Operating Income %	6.1%	3.8%		2.3%

Global Ingredients contributed $316,905 in revenues for the two quarters ended July 4, 2015, compared to $320,802 for the two quarters ended July 5, 2014, an decrease of $3,897 or 1.2%. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, product rationalizations, and the additional week of sales in the first quarter of 2014, Global Ingredients revenues increased approximately 13.0%. The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the two quarters ended July 5, 2014	$320,802
Higher international sales volumes of cocoa, oils and fats, sugars, organic fruit and vegetables, and organic cashews	27,498
Increased pricing and volumes driving higher sales in the U.S. market for products such as agave, chia, cashew, and fruit purees and concentrates	18,816
Unfavorable foreign exchange impact on euro denominated sales due to the stronger U.S. dollar	(18,779)
Lower volumes of sunflower in-shell and kernel, partially offset by higher volumes for non-GMO corn, soy, and snacks	(14,113)
Impact on revenues for one additional week in the first quarter of 2014	(11,672)
Decreased pricing of non-GMO corn, soy, and sunflower, partially offset by increased pricing of organic feed and agronomy products	(5,647)
Revenues for the two quarters ended July 4, 2015	$316,905

SUNOPTA INC.	45	July 4, 2015 10-Q

Gross margin in Global Ingredients increased by $5,656 to $37,898 for the two quarters ended July 4, 2015 compared to $32,242 for the two quarters ended July 5, 2014, and the gross margin percentage increased by 1.9% to 12.0%. The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix of higher margin organic raw materials and improved sunflower processing yields and operating efficiencies, partially offset by lower pricing spreads on non-GMO and specialty soy and corn. The table below explains the increase in gross margin:

Global Ingredients Gross Margin Changes
Gross margin for the two quarters ended July 5, 2014	$32,242
Margin impact of increased volumes and favorable product mix of organic raw ingredients, as well as improved plant efficiencies at our cocoa processing facility	8,848
Improved sunflower processing yields and operating efficiencies	230
Unfavorable impact on gross margins due to weaker euro relative to U.S. dollar, and mark to market losses related to commodity futures contracts for cocoa and other commodities	(2,699)
Margin impact of lower pricing spread on non-GMO soy and grain ingredients partially, offset by higher prices on grain snacks, organic feed and corn	(723)
Gross margin for the two quarters ended July 4, 2015	$37,898

Operating income in Global Ingredients increased by $6,971, or 56.6%, to $19,292 for the two quarters ended July 4, 2015, compared to $12,321 for the two quarters ended July 5, 2014. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the two quarters ended July 5, 2014	$12,321
Increase in gross margin, as explained above	5,656
Increased foreign exchange gains on forward derivative contracts	1,354
Favorable impact on expenses due to the stronger U.S. dollar relative to the euro	1,088
Decreased SG&A expenses due to lower discretionary spending	634
Increase in corporate cost allocations, due in part to centralization of services	(1,761)
Operating income for the two quarters ended July 4, 2015	$19,292

SUNOPTA INC.	46	July 4, 2015 10-Q

Consumer Products
For the two quarters ended	July 4, 2015	July 5, 2014	Change	% Change

Revenues	$234,638	$259,364	$(24,726)	-9.5%
Gross Margin	20,925	35,386	(14,461)	-40.9%
Gross Margin %	8.9%	13.6%		-4.7%

Operating Income	$3,252	$19,424	$(16,172)	-83.3%
Operating Income %	1.4%	7.5%		-6.1%

Consumer Products contributed $234,638 in revenues for the two quarters ended July 4, 2015, compared to $259,364 for the two quarters ended July 5, 2014, a $24,726 or 9.5% decrease. Excluding the impact of changes including foreign exchange rates, commodity-related pricing, and the additional week of sales in the first quarter of 2014, Consumer Products revenues decreased approximately 8.2%. The table below explains the decrease in revenue:

Consumer Products Revenue Changes
Revenues for the two quarters ended July 5, 2014	$259,364
Lower volumes of aseptic beverages due to a change in mix and lower sales to the retail channel, in particular almond based beverage sales, partially offset by increased sales of coconut based non-dairy into the food service channel, as well as lower sales of private label citrus beverages due to a promotional change with retail brands	(13,890)
Impact on revenues for one additional week in the first quarter of 2014	(9,608)
Decreased sales of re-sealable pouch products as well as lower volumes of fruit and protein based snacks	(8,146)
Decreased volumes of private label retail frozen food offerings, as well as fruit toppings and bases	(3,187)
Incremental revenues as a result of Citrusource acquisition on March 2, 2015	10,105
Revenues for the two quarters ended July 4, 2015	$234,638

SUNOPTA INC.	47	July 4, 2015 10-Q

Gross margin in Consumer Products decreased by $14,461 to $20,925 for the two quarters ended July 4, 2015 compared to $35,386 for the two quarters ended July 5, 2014, and the gross margin percentage decreased by 4.7% to 8.9%. The decrease in gross margin as a percentage of revenue was due to lower production volumes leading to lower plant efficiency, increased raw material costs along with a delay in price increases, as well as increased costs associated with the retrofit of our premium juice facility and expansion activities at our Allentown facility. The table below explains the decrease in gross margin:

Consumer Products Gross Margin Changes
Gross margin for the two quarters ended July 5, 2014	$35,386
Decreased contribution from sales of aseptic and non-aseptic private label beverages, as well as lower production volumes leading to decreased operational efficiencies	(6,146)
Increased raw material costs, delayed price increases, and lower volumes for frozen food offerings as well as fruit bases and toppings	(5,592)
Decreased contribution from sales of re-sealable pouch products and fruit and protein based snacks, as well as lower plant efficiencies due to decreased production volumes	(2,283)
Costs associated with the expansion of our Allentown facility for aseptic beverage production	(695)
Incremental margin as a result of Citrusource acquisition on March 2, 2015, offset by increased costs following the completion of the retrofit of our premium juice facility	255
Gross margin for the two quarters ended July 4, 2015	$20,925

Operating income in Consumer Products decreased by $16,172, or 83.3%, to $3,252 for the two quarters ended July 4, 2015, compared to $19,424 for the two quarters ended July 5, 2014. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the two quarters ended July 5, 2014	$19,424
Decrease in gross margin, as explained above	(14,461)
Increase in corporate cost allocations due in part to centralization of services	(3,292)
Lower compensation costs and professional fees driven by the benefit of centralization of services and lower short-term incentive accruals	1,581
Operating income for the two quarters ended July 4, 2015	$3,252

SUNOPTA INC.	48	July 4, 2015 10-Q

Opta Minerals
For the two quarters ended	July 4, 2015	July 5, 2014	Change	% Change

Revenues	$59,131	$69,788	$(10,657)	-15.3%
Gross Margin	7,779	11,412	(3,633)	-31.8%
Gross Margin %	13.2%	16.4%		-3.2%

Operating Income	$208	$2,596	$(2,388)	-92.0%
Operating Income %	0.4%	3.7%		-3.3%

Opta Minerals contributed $59,131 in revenues for the two quarters ended July 4, 2015, compared to $69,788 for the two quarters ended July 5, 2014, a decrease of $10,657 or 15.3%. The table below explains the decrease in revenue:

Opta Minerals Revenue Changes
Revenues for the two quarters ended July 5, 2014	$69,788
Continued economic and competitive pressure in infrastructure market driving down ordered volumes from customers for industrial abrasives and other products	(7,040)
Lower ordered volumes from customers and a general slowdown in the steel industry	(3,617)
Revenues for the two quarters ended July 4, 2015	$59,131

Gross margin for Opta Minerals decreased by $3,633 to $7,779 for the two quarters ended July 4, 2015 compared to $11,412 for the two quarters ended July 5, 2014, and the gross margin percentage decreased by 3.2% to 13.2%. The decrease in gross margin as a percentage of revenue was due primarily to unfavorable changes in product mix, reflecting lower volumes of higher-margin steel and magnesium products, and increased raw material costs. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the two quarters ended July 5, 2014	$11,412
Margin impact of lower volumes of steel and magnesium products	(1,895)
Margin impact of lower volumes of abrasive and industrial mineral products, as well as increased raw material costs and decreased plant utilization	(1,738)
Gross margin for the two quarters ended July 4, 2015	$7,779

Operating income for Opta Minerals decreased by $2,388, or 92.0%, to $208 for the two quarters ended July 4, 2015, compared to $2,596 for the two quarters ended July 5, 2014. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating income for the two quarters ended July 5, 2014	$2,596
Decrease in gross margin, as explained above	(3,633)
Increase in foreign exchange losses due to translation of foreign denominated loans and intercompany balances	(91)
Decrease in SG&A, primarily due to lower compensation from synergies through the rationalization and integration of acquired businesses	1,336
Operating income for the two quarters ended July 4, 2015	$208

SUNOPTA INC.	49	July 4, 2015 10-Q

Corporate Services
For the two quarters ended	July 4, 2015	July 5, 2014	Change	% Change

Operating Loss	$(3,601)	$(5,611)	$2,010	35.8%

Operating loss at Corporate Services decreased by $2,010 to $3,601 for the two quarters ended July 4, 2015, from a loss of $5,611 for the two quarters ended July 5, 2014. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended July 5, 2014	$(5,611)
Higher compensation-related costs due to increased headcount, stock-based compensation and health benefits, partially offset by lower short-term incentive accruals	(1,484)
Increased IT consulting, professional fees and other general office spending, including rent, utilities, supplies and travel	(1,471)
Increase in foreign exchange losses	(88)
Increase in corporate management fees that are allocated to SunOpta operating groups	5,053
Operating loss for the two quarters ended July 4, 2015	$(3,601)

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

On May 8, 2014, Opta Minerals amended and extended its credit agreement dated May 18, 2012, which provides for a Cdn $20,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility is due to mature on August 14, 2015, and the non-revolving term credit facility is due to mature on May 18, 2017, unless earlier payment is required due to an event of default. These credit facilities are specific to the operations of Opta Minerals; are standalone and separate from facilities used to finance our core food operations; and are without recourse to SunOpta Inc.

SUNOPTA INC.	50	July 4, 2015 10-Q

As described above under “Opta Minerals Inc. Going Concern Uncertainty”, as at June 30, 2015, Opta Minerals was not in compliance with all of its financial covenants under its credit agreement. Failure to meet a financial covenant constitutes an event of default, unless the lenders agree to a waiver or amendment. On August 11, 2015, Opta Minerals obtained a waiver in respect of the aforementioned covenant requirements from its lenders and an extension of the maturity date of the revolving credit facility from August 14, 2015 to October 2, 2015, provided that Opta Minerals meets certain additional financial covenants. As there is no assurance that Opta Minerals will be in compliance with all its financial covenants at all measurement dates within the next 12 months, the non-revolving term credit facility has been classified as current on the consolidated balance sheet as at July 4, 2015.

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

On February 27, 2015, our Board of Directors approved a share repurchase program, pursuant to which we may make purchases, from time to time, of up to $30,000 of our common shares. This program will terminate after one year or at such time as we complete our purchases. The amount of common shares to be purchased and the timing of purchases may be subject to various factors, including the market price of the common shares, general market conditions, our capital requirements, alternate investment opportunities, and restrictions under our credit agreements and applicable law. In no event will we acquire shares representing in excess of 5% of our issued and outstanding shares unless all necessary regulatory approvals have been obtained. The common shares to be repurchased will be funded using existing resources; however, there is no assurance that any shares will be repurchased and we may elect to suspend or discontinue the program at any time. As at August 13, 2015, we had not repurchased any common shares under this program. Our pending acquisition of Sunrise may limit the funds we have available for share repurchases.

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

As described above under “Business Developments during the First Half of 2015 – Sunrise Holdings (Delaware), Inc.”, we have committed bridge financing of up to $430,000 in place to support of our intention to finance the acquisition of Sunrise through a combination of debt and equity financing. We intend to use borrowings under our existing North American credit facilities to fund the balance of the Sunrise transaction value, as well as any acquisition-related and financing-related costs.

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

SUNOPTA INC.	51	July 4, 2015 10-Q

Cash Flows

Cash flows for the quarter ended July 4, 2015

Net cash and cash equivalents increased $895 in the second quarter of 2015 to $4,386 as at July 4, 2015, compared with $3,491 as at April 4, 2015, which primarily reflected the following sources of cash:

•	net borrowings under our line of credit facilities of $12,809; and

•	cash proceeds on the exercise of stock options and warrants of $4,490 in the aggregate.

These sources of cash were mostly offset by:

•	capital expenditures of $9,788, primarily related to retrofit of our premium juice facility and expansion of our Allentown facility; and

•	cash used in continuing operating activities of $5,144.

Cash used in operating activities of continuing operations was $5,144 in the second quarter of 2015, compared with cash provided of $32,978 in the second quarter of 2014, an increase in cash used of $38,122, reflecting weaker year-over-year operating performance within our consumer products operations, and increased working capital requirements to support the growth in our international sourcing and supply operations.

Cash used in investing activities of continuing operations was $9,622 in the second quarter of 2015, compared with $3,894 in the second quarter of 2014, an increase in cash used of $5,728, which mainly related to an increase in capital expenditures of $5,906 in the second quarter of 2015, compared with the second quarter of 2014.

Cash provided by financing activities of continuing operations was $15,747 in the second quarter of 2015, compared with cash used of $28,928 in the second quarter of 2014, an increase in cash provided of $44,675, which mainly reflected borrowings under our line of credit facilities of $12,809 in the second quarter of 2015, compared with repayments of $29,094 in the second quarter of 2014, reflecting increased working capital requirements and higher capital spending in the second quarter of 2015, compared with the second quarter of 2014, as well as lower year-over-year operating cash flows.

Cash flows for the two quarters ended July 4, 2015

Net cash and cash equivalents declined $5,552 in the first half of 2015 to $4,386 as at July 4, 2015, compared with $9,938 as at January 3, 2015, which primarily reflected the following uses of cash:

•	cash used in continuing operating activities of $16,630;

•	capital expenditures of $15,439, primarily related to retrofit of our premium juice facility and expansion of our Allentown facility; and

•	the upfront consideration of $13,300 paid in connection with the acquisition of Citrusource.

These uses of cash were mostly offset by:

•	net borrowings under our line of credit facilities of $36,066; and

•	cash proceeds on the exercise of stock options and warrants of $6,918 in the aggregate.

Cash used in operating activities of continuing operations was $16,630 in the first half of 2015, compared with cash provided of $20,848 in the first half of 2014, an increase in cash used of $37,478, reflecting weaker year-over-year operating performance within our consumer products operations, and increased working capital requirements to support the growth in our international sourcing and supply operations.

SUNOPTA INC.	52	July 4, 2015 10-Q

Cash used in investing activities of continuing operations was $28,695 in the first half of 2015, compared with $8,305 in the first half of 2014, an increase in cash used of $20,390, which mainly reflected the $13,300 upfront payment to acquire Citrusource and an increase in capital expenditures of $7,983 in the first half of 2015, compared with the first half of 2014.

Cash provided by financing activities of continuing operations was $39,880 in the first half of 2015, compared with cash used of $14,343 in the first half of 2014, an increase in cash provided of $54,223, which mainly reflected borrowings under our line of credit facilities of $36,066 in the first half of 2015, compared with repayments of $13,565 in the first half of 2014, reflecting increased working capital requirements and lower year-over-year operating cash flows, as well as the upfront payment to acquire Citrusource and higher capital spending in the first half of 2015, compared with the first half of 2014.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 4, 2015.

SUNOPTA INC.	53	July 4, 2015 10-Q

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended July 4, 2015. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended July 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	54	July 4, 2015 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Plum, PBC, a Delaware public benefit corporation (“Plum”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing processes, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America as a Defendant. SGOI has asserted counterclaims against Plum and cross-claims against Cheer Pack. Plum alleges it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleges that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum is seeking unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees. The Company disputes the allegations made by Plum against SGOI and intends to vigorously defend itself against these claims; however, the Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

From time to time, we are involved in other litigation incident to the ordinary conduct of our business. For a discussion of legal proceedings, see note 11 to the interim consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended January 3, 2015. Except as set forth below, there have been no material changes to the previously-reported risk factors as of the date of this quarterly report. All of such previously reported risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of the Company.

We may be unable to complete the acquisition of Sunrise and successfully integrate the operations of Sunrise into our business

On July 30, 2015, we entered into a Purchase and Sale Agreement (the “PSA”) to acquire all of the issued and outstanding common shares of Sunrise Holdings (Delaware), Inc. (“Sunrise”). With a transaction value of approximately $450,000, this is the largest acquisition that we have undertaken to date.

Closing of the purchase of Sunrise is expected to occur in the fall of 2015 and is subject to various closing conditions, including, among others, the absence of any injunction or other legal prohibition on the completion of the transaction, the accuracy of the representations and warranties of the parties other than inaccuracies that would not have a material adverse effect, material compliance with the parties’ obligations under the PSA, the absence of a material adverse effect with respect to Sunrise, and expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”).

Each of the parties to the PSA has made certain customary representations, warranties and covenants in the PSA, including, among others, covenants relating to (a) operation of Sunrise and its subsidiaries in the ordinary course of business consistent with past practice, with limitations on certain pre-closing activities; and (b) actions required for closing, including required notice filings under the HSR Act.

We intend to finance the acquisition of Sunrise through a combination of debt and equity financing. On July 30, 2015, the Company and its subsidiary SunOpta Foods Inc. entered into a commitment letter with certain financial institutions providing for committed bridge financing in support of the Sunrise acquisition, which is subject to various conditions, including the consummation of the Sunrise acquisition and other customary closing conditions. Any debt financing we consummate in connection with the Sunrise acquisition will significantly increase our debt service obligations. If we are unable to complete debt and equity financing on or prior to the closing of the Sunrise acquisition and it is necessary to use the committed bridge financing we have obtained, our cost of financing will increase from the costs we currently anticipate.

SUNOPTA INC.	55	July 4, 2015 10-Q

The transaction may present certain risks to our business and operations prior to the closing of the transaction, including, among other things, risks that:

•	our operations will be restricted by certain contractual restrictions on the conduct of our business that may affect our ability to execute our business strategies and attain our financial goals;

•	our relationships with third parties, including customers, suppliers and other business partners may be adversely affected;

•

potential distractions of the transaction may adversely affect the ability of the Company, Sunrise or the combined company to attract, motivate and retain executives and other key employees and keep them focused on applicable strategies and goals; and

•	the transaction may not be completed, or the completion may be delayed, which may have an adverse effect on our stock price and future business and financial results.

In addition, certain risks may continue to exist after the closing of the transaction, including, among other things, risks that:

•

we may not be able to integrate successfully and to manage successfully the challenges presented by the integration process, which may result in the combined company not fully achieving the anticipated benefits of the transaction;

•	we may not be able to successfully manage the expanded business of the combined company, which will pose substantial challenges for management;

•	we may not realize the expected operating efficiencies, synergies, cost savings, revenue enhancements and other benefits currently anticipated from the transaction;

•	the significant indebtedness of the combined company may decrease the combined company’s business flexibility and increase its borrowing costs;

•	the substantial debt and debt service obligations of the combined company may adversely affect the combined company; and

•	we may lose executives and other key employees and be unable to attract and retain such executives and employees.

If some or all of these risks were to materialize, we could experience a material adverse effect on our business, financial condition, results of operations and prospects.

There is doubt as to the ability of Opta Minerals Inc. to continue to operate as a going concern

Over the last several years, Opta Minerals Inc. (“Opta Minerals”) has periodically breached certain financial covenants under its credit agreement with a syndicate of financial institutions, including as at June 30, 2015, which constitutes an event of default under the credit agreement. Opta Minerals is highly leveraged relative to its current level of operations. On August 11, 2015, Opta Minerals obtained a waiver for the June 30, 2015 breach. In connection with this waiver, certain additional covenants were added from the date of the waiver through October 2, 2015. In conjunction with this waiver, Opta Minerals also extended the maturity of its revolving term credit facility from August 14, 2015 to October 2, 2015.

Opta Minerals will require the continued support from its current financial lenders and, effective October 3, 2015, Opta Minerals will require another extension of its revolver and an additional waiver on future covenants, if breached, or an alternative source of financing. Opta Minerals may be unable to obtain an additional extension or alternative sources of financing. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Opta Minerals Going Concern Uncertainty” and notes 1 and 6 to the interim consolidated financial statements contained under Item 1 of this Form 10-Q.

SUNOPTA INC.	56	July 4, 2015 10-Q

Opta Minerals’ ability to continue to operate as a going concern will require the continued support from its current financial lenders, or the ability of Opta Minerals to secure alternative lending arrangements. However, Opta Minerals may not receive the continued support of its lenders, and alternative sources of funding may not be available on terms favorable to Opta Minerals or at all. Accordingly, there is doubt as to Opta Minerals’ ability to continue to operate as a going concern, which could, among other things, hinder Opta Minerals’ ability to execute its business plan and could adversely affect its ability to do business with customers and suppliers. In addition, the uncertainty as to Opta Minerals’ ability to continue to operate as a going concern could have a significant impact on the Company’s ability to recover the carrying value of its investment in Opta Minerals.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	57	July 4, 2015 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 13, 2015	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	58	July 4, 2015 10-Q

EXHIBIT INDEX

Exhibit No.	Description

2.1+	Unit Purchase Agreement, dated March 2, 2015, by and among SunOpta Grains and Foods Inc., as Buyer, SunOpta Inc., as Parent, Orange County Citrus Holdings Group, LLC and Robert Aicklen, as Sellers, and Brian Mandel, as Guarantor and Seller Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 5, 2015).

2.2+	Purchase and Sale Agreement, dated July 30, 2015, by and among the Sellers named therein, Shine Seller Rep, LLC and SunOpta Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 3, 2015).

10.1†	Employment Agreement, dated July 6, 2015, between SunOpta Inc. and Hendrik Jacobs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.2†	Separation Agreement, dated July 6, 2015, between SunOpta Inc. and Steven Bromley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.3	Commitment Letter dated July 30, 2015, among SunOpta Inc., SunOpta Foods Inc., Bank of Montreal and BMO Capital Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2015).

31.1	Certification by Steven Bromley, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications by Steven Bromley, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

†	Indicates management contract or compensatory plan or arrangement.

SUNOPTA INC.	59	July 4, 2015 10-Q