Form 10-Q
period 2015-10-03
SunOpta Inc.
filed 2015-11-12
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015

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
Yes[X]     No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[X]     No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes[ ]     No[X]

The number of the registrant’s common shares outstanding as of November 6, 2015 was 85,339,007.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended October 3, 2015

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at October 3, 2015, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.3164 and $1.00 = €0.8925. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to our recent acquisitions of Sunrise Holdings (Delaware) Inc. (“Sunrise”), Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”) and Citrusource, LLC (“Citrusource”), including, without limitation, transaction values, future financial and operating results, plans, objectives, expectations and intentions, and other statements that are not historical facts; possible operational consolidation; reduction of non-core assets and operations; business strategies; plant and production capacities; revenue generation potential; anticipated construction costs; competitive strengths; goals; capital expenditure plans; business and operational growth and expansion plans; anticipated operating margins and operating income targets; gains or losses associated with business transactions; cost reductions; rationalization and improved efficiency initiatives; proposed new product offerings; and references to the future growth of our business and global markets for our products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	2	October 3, 2015 10-Q

Whether actual results and developments will agree with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

•	our ability to successfully integrate the operations of Sunrise, Niagara Natural and Citrusource into our business and, once integrated, the effects of these acquisitions on our future financial condition, operating results, strategy and plans, including the impact of the substantial additional debt incurred to finance these acquisitions and our ability to achieve the estimated synergies from these acquisitions;

•	our ability to retain key management and employees of Sunrise, Niagara Natural and Citrusource;

•	our ability to renew our North American credit facilities when they become due on January 27, 2017;

•	restrictions in our credit agreements on how we may operate our business;

•	our ability to meet the covenants of our credit facilities or to obtain necessary waivers from our lenders;

•	the ability of Opta Minerals Inc. (“Opta Minerals”) to continue to operate as a going concern and our ability to recover the carrying value of our investment in Opta Minerals;

•	that our European credit facilities are due on demand with no set maturity date;

•	that our customers may choose not to buy products from us;

•	loss of one or more key customers;

•	changes and difficulty in predicting consumer preferences for natural and organic food products;

•	the highly competitive industry in which we operate;

•	an interruption at one or more of our manufacturing facilities;

•	the loss of service of our key management;

•	labor shortages or increased labor costs;

•	the effective management of our supply chain;

•	volatility in the prices of raw materials and energy;

•	enactment of climate change laws;

•	unfavorable growing and operating conditions due to adverse weather conditions;

•	dilution in the value of our common shares through the exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities;

•	impairment charges in goodwill or other intangible assets;

SUNOPTA INC.	3	October 3, 2015 10-Q

•	technological innovation by our competitors;

•	our ability to protect our intellectual property and proprietary rights;

•	substantial environmental regulation and policies to which we are subject;

•	significant food and health regulations to which SunOpta Foods is subject;

•	agricultural policies that influence our operations;

•	product liability suits, recalls and threatened market withdrawals that may be brought against us;

•	litigation and regulatory enforcement concerning marketing and labeling of food products;

•	our exposure to our international operations;

•	the performance of Sunrise, Niagara Natural and Citrusource following the closing of these acquisitions;

•	that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;

•	fluctuations in exchange rates, interest rates and the prices of certain commodities;

•	our ability to effectively manage our growth and integrate acquired companies; and

•	the volatility of our operating results and share price.

All forward-looking statements made herein are qualified by these cautionary statements, and our actual results or the developments we anticipate may not be realized. We do not undertake any obligation to update our forward-looking statements after the date of this report for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities law. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended January 3, 2015, under Item 1A. “Risk Factors” of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	4	October 3, 2015 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

		Quarter ended	Three quarters ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
	$	$	$	$
		(note 1)		(note 1)
Revenues	306,007	307,887	916,681	957,841
Cost of goods sold	275,375	271,774	819,447	842,688
Gross profit	30,632	36,113	97,234	115,153
Selling, general and administrative expenses	23,756	23,461	69,882	71,337
Intangible asset amortization	1,284	1,023	3,610	3,234
Other expense (income), net (note 10)	4,033	11	6,165	(993)
Foreign exchange gain	(613)	(600)	(1,614)	(377)
Earnings from continuing operations before the following	2,172	12,218	19,191	41,952
Interest expense, net	1,919	1,970	6,835	6,128
Impairment loss on investment (note 11)	-	8,441	-	8,441
Earnings from continuing operations before income taxes	253	1,807	12,356	27,383
Provision for (recovery of) income taxes	(411)	2,267	5,969	12,290
Earnings (loss) from continuing operations	664	(460)	6,387	15,093
Earnings (loss) from discontinued operations, net of income taxes (note 4)	(128)	233	(262)	297
Earnings (loss)	536	(227)	6,125	15,390
Earnings (loss) attributable to non-controlling interests	222	157	(1,472)	426
Earnings (loss) attributable to SunOpta Inc.	314	(384)	7,597	14,964
Earnings (loss) per share – basic (note 12)
- from continuing operations	0.01	(0.01)	0.12	0.22
- from discontinued operations	-	-	-	-
	-	(0.01)	0.11	0.22
Earnings (loss) per share – diluted (note 12)
- from continuing operations	0.01	(0.01)	0.11	0.21
- from discontinued operations	-	-	-	-
	-	(0.01)	0.11	0.21

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	October 3, 2015 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended	Three quarters ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
	$	$	$	$
		(note 1)		(note 1)
Earnings (loss) from continuing operations	664	(460)	6,387	15,093
Earnings (loss) from discontinued operations, net of income taxes	(128)	233	(262)	297
Earnings (loss)	536	(227)	6,125	15,390
Change in fair value of interest rate swap, net of taxes (note 5)	-	46	(129)	10
Reclassification adjustment for loss included in earnings (note 5)	-	-	339	-
Unrealized gain on interest rate swap, net	-	46	210	10
Currency translation adjustment	823	(3,656)	(3,009)	(4,126)
Other comprehensive earnings (loss), net of income taxes	823	(3,610)	(2,799)	(4,116)
Comprehensive earnings (loss)	1,359	(3,837)	3,326	11,274
Comprehensive earnings (loss) attributable to non-controlling interests	51	20	(1,787)	368
Comprehensive earnings (loss) attributable to SunOpta Inc.	1,308	(3,857)	5,113	10,906

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	October 3, 2015 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at October 3, 2015 and January 3, 2015
(Unaudited)
(Expressed in thousands of U.S. dollars)

	October 3, 2015	January 3, 2015
	$	$

		(note 1)

ASSETS
Current assets
Cash and cash equivalents (note 13)	98,989	9,938
Accounts receivable	127,572	125,896
Inventories (note 6)	282,127	264,256
Prepaid expenses and other current assets (note 5)	17,450	18,935
Current income taxes recoverable	5,555	2,233
Deferred income taxes	6,080	8,107
	537,773	429,365

Property, plant and equipment	146,531	134,920
Goodwill (note 2)	47,344	29,082
Intangible assets (note 2)	51,814	40,640
Deferred income taxes	3,308	2,061
Other assets (note 5)	6,838	4,882

	793,608	640,950

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	117,000	91,410
Accounts payable and accrued liabilities	134,712	128,437
Customer and other deposits	5,102	4,127
Income taxes payable	195	3,090
Other current liabilities (note 5)	1,825	3,087
Current portion of long-term debt (note 7)	28,622	5,927
Current portion of long-term liabilities (note 2)	5,261	250
	292,717	236,328

Long-term debt (note 7)	2,830	33,928
Long-term liabilities (notes 2 and 5)	19,527	1,962
Deferred income taxes	14,572	15,404
	329,646	287,622

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 85,333,892 shares issued and outstanding (January 3, 2015 - 67,073,944) (note 9)	298,329	190,668
Additional paid-in capital (note 3)	21,852	22,490
Retained earnings	136,906	129,309
Accumulated other comprehensive loss	(3,977)	(1,778)
	453,110	340,689
Non-controlling interests	10,852	12,639
Total equity	463,962	353,328

	793,608	640,950

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	October 3, 2015 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 3, 2015	67,074	190,668	22,490	129,309	(1,778)	12,639	353,328

Issuance of common shares, net (note 8)	16,670	96,544	-	-	-	-	96,544
Employee stock purchase plan	36	451	-	-	-	-	451
Exercise of stock options	704	4,624	(1,597)	-	-	-	3,027
Exercise of warrants	850	6,042	(2,163)	-	-	-	3,879
Stock-based compensation	-	-	4,140	-	-	-	4,140
Earnings from continuing operations	-	-	-	7,859	-	(1,472)	6,387
Loss from discontinued operations, net of income taxes	-	-	-	(262)	-	-	(262)
Currency translation adjustment	-	-	-	-	(2,338)	(671)	(3,009)
Change in fair value of interest rate swap, net of income taxes and reclassification adjustment (note 5)	-	-	-	-	139	71	210
Acquisition of non-controlling interest (note 3)	-	-	(1,018)	-	-	285	(733)

Balance at October 3, 2015	85,334	298,329	21,852	136,906	(3,977)	10,852	463,962

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings income (loss)		interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2013	66,528	186,376	19,323	116,208	3,397	17,308	342,612

Employee stock purchase plan	44	470	-	-	-	-	470
Exercise of stock options	468	3,472	(946)	-	-	-	2,526
Stock-based compensation	-	-	2,884	-	-	-	2,884
Earnings from continuing operations	-	-	-	14,667	-	426	15,093
Earnings from discontinued operations, net of income taxes	-	-	-	297	-	-	297
Currency translation adjustment	-	-	-	-	(4,065)	(61)	(4,126)
Change in fair value of interest rate swap, net of income taxes (note 5)	-	-	-	-	7	3	10

Balance at October 4, 2014	67,040	190,318	21,261	131,172	(661)	17,676	359,766

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	October 3, 2015 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended	Three quarters ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
	$	$	$	$

		(note 1)		(note 1)

CASH PROVIDED BY (USED IN)
Operating activities
Earnings (loss)	536	(227)	6,125	15,390
Earnings (loss) from discontinued operations	(128)	233	(262)	297
Earnings (loss) from continuing operations	664	(460)	6,387	15,093
Items not affecting cash:
Depreciation and amortization	5,741	5,489	16,703	16,347
Deferred income taxes	303	(947)	1,148	890
Stock-based compensation	1,901	1,079	4,140	2,884
Unrealized loss (gain) on derivative instruments (note 5)	(1,088)	1,802	(534)	2,021
Impairment loss on investment (note 11)	-	8,441	-	8,441
Loss (gain) on sale of assets (note 10)	126	(1,018)	19	(1,018)
Unrealized loss (gain) on contingent consideration (note 5)	156	-	238	(1,373)
Impairment of long-lived assets (note 10)	-	505	-	505
Other	304	191	2,020	7
Changes in non-cash working capital, net of businesses acquired (note 13)	14,565	3,245	(24,079)	(4,622)
Net cash flows from operations - continuing operations	22,672	18,327	6,042	39,175
Net cash flows from operations - discontinued operations	(128)	(327)	(262)	(589)
	22,544	18,000	5,780	38,586
Investing activities
Acquisition of businesses (note 2)	(6,475)	-	(19,775)	-
Purchases of property, plant and equipment	(7,373)	(5,109)	(22,812)	(12,565)
Acquisition of non-controlling interest (note 3)	-	-	(733)	-
Payment of contingent consideration (note 5)	-	-	(253)	(800)
Increase in long-term investment	-	(871)	-	(871)
Proceeds from sale of assets (note 10)	239	5,688	1,292	5,688
Other	(22)	(435)	(45)	(484)
Net cash flows from investing activities - continuing operations	(13,631)	(727)	(42,326)	(9,032)
Net cash flows from investing activities - discontinued operations	-	327	-	589
	(13,631)	(400)	(42,326)	(8,443)

Financing activities
Increase (decrease) under line of credit facilities (note 7)	(6,309)	(15,973)	29,757	(29,538)
Borrowings under long-term debt (note 7)	-	-	-	210
Repayment of long-term debt (note 7)	(1,407)	(1,502)	(4,200)	(4,658)
Financing costs	(2,157)	-	(2,188)	-
Proceeds from the issuance of common shares, net (note 8)	95,344	-	95,344	-
Proceeds from the exercise of stock options	439	749	3,478	2,996
Proceeds from the exercise of warrants	-	-	3,879	-
Other	(179)	(75)	(459)	(154)
Net cash flows from financing activities - continuing operations	85,731	(16,801)	125,611	(31,144)
Foreign exchange loss on cash held in a foreign currency	(41)	(97)	(14)	(107)
Increase (decrease) in cash and cash equivalents in the period	94,603	702	89,051	(1,108)
Cash and cash equivalents - beginning of the period	4,386	6,727	9,938	8,537
Cash and cash equivalents - end of the period	98,989	7,429	98,989	7,429

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	October 3, 2015 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows (continued)
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended	Three quarters ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
	$	$	$	$

Non-cash investing activities
Acquisition of business, working capital adjustment (note 2)	237	-	502	-
Acquisition of business, settlement of pre-existing relationship (note 2)	-	-	(749)	-
Acquisition of business, contingent consideration at fair value (note 2)	(2,330)	-	(22,330)	-

(See accompanying notes to consolidated financial statements)

October 3, 2015 10-Q
SUNOPTA INC.	10	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

1. Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company operates in two industry segments, the largest being SunOpta Foods, which consists of two reportable segments, Global Ingredients and Consumer Products, that operate in the natural, organic and specialty food sectors and utilize an integrated business model to bring cost-effective and quality products to market. On October 9, 2015, the Company completed the acquisition of 100% of the issued and outstanding common shares of Sunrise Holdings (Delaware), Inc. (“Sunrise”), pursuant to a Purchase and Sale Agreement (the “PSA”) dated July 30, 2015 (the “Sunrise Acquisition”). For further information regarding the Sunrise Acquisition, including related financing, see notes 8 and 16.

In addition to SunOpta Foods, the Company owned approximately 66% of Opta Minerals Inc. (“Opta Minerals”) as at October 3, 2015 and January 3, 2015, on a non-dilutive basis. Opta Minerals produces, distributes and recycles industrial minerals, silica-free abrasives and specialty sands.

Over the last several years, Opta Minerals has periodically breached certain financial covenants under its credit agreement with a syndicate of lenders, including as at June 30, 2015 and September 30, 2015. As described in note 7, Opta Minerals obtained waivers from the lenders on August 11, 2015 in respect of the June 30, 2015 default and October 30, 2015, in respect of the September 30, 2015 default. In connection with these waivers, certain additional covenants were added from the date of the waivers through November 30, 2015. In addition, the lenders agreed to extend the maturity of Opta Minerals’ revolving term credit facility to November 30, 2015.

Opta Minerals will require the continued support of its current financial lenders and, effective November 30, 2015, Opta Minerals will require another extension of its revolving credit facility and an additional waiver on future covenants, if breached, or an alternative source of financing. There can be no assurance that a further extension and additional waiver will be provided or that alternative sources of financing on terms favorable to Opta Minerals can be obtained to finance its operations and meet its obligations.

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

Opta Minerals ability to continue to operate as a going concern could also have a significant impact on the Company’s ability to recover the carrying value of its investment in Opta Minerals, which amounted to approximately $25,000 as at October 3, 2015.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended October 3, 2015 are not necessarily indicative of the results that may be expected for the full year ending January 2, 2016 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 3, 2015. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 3, 2015.

SUNOPTA INC.	11	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

Comparative Balances

Certain comparative balances have been reclassified to conform to the presentation adopted by the Company in the current fiscal year:

•

On December 22, 2014, the Company completed the sale of its fiber and starch business (the “Fiber Business”), which has been presented as a discontinued operation in the consolidated financial statements for the quarter and three quarters ended October 4, 2014.

•

The Company has reclassified its investment in convertible subordinated notes of Enchi Corporation (“Enchi”), including the value ascribed to the embedded derivative attributable to the notes (see note 5), from investment to other assets (long-term) on the consolidated balance sheet as at January 3, 2015.

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

Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments”, which eliminates the current guidance that requires an acquirer in a business combination to account for measurement-period adjustments retrospectively as if the accounting for the business combination had been completed at the acquisition date. Instead, under the new guidance, an acquirer recognizes measurement-period adjustments in the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment or change the length of the measurement period, which cannot exceed one year from the date of the acquisition. The guidance is effective for annual and interim periods beginning after December 15, 2015, and the guidance is applied prospectively to adjustments to provisional amounts that occur after the adoption date. As permitted, the Company has elected to early adopt this guidance in the third quarter of 2015. The adoption of this guidance did not have any impact of the Company’s results of operations or financial condition.

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory”, which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”)”, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new guidance eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early application is permitted. The Company is assessing the impact that the adoption of this guidance will have on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented as a deduction from the corresponding debt liability, and, in August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest – Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line-of-Credit Arrangements”, which permits the presentation of debt issuance costs associated with line-of-credit arrangements as assets. The guidance is effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. As permitted, the Company will early-adopt this guidance commencing with its annual consolidated financial statements for the year ended January 2, 2016. As the adoption of this guidance will impact balance sheet classification only, there will be no impact on the Company’s results of operations.

SUNOPTA INC.	12	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of the new revenue recognition guidance. The guidance will be effective for annual and interim periods beginning on or after December 15, 2017, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is permitted only as of annual and interim reporting periods beginning on or after December 15, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

(4)

The contingent consideration arrangement with the former unitholders of Citrusource comprises two components: (i) deferred consideration calculated based on a seven-times multiple of the incremental growth in Citrusource’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) in fiscal year 2015 versus EBITDA for fiscal year 2014; and (ii) an earn-out calculated based on 25% of the incremental growth in the sum of Citrusource’s EBITDA and the EBITDA of the Company’s San Bernardino, California, juice production facility (the “Combined EBITDA”) in each of fiscal years 2016, 2017 and 2018 versus the Combined EBITDA for fiscal year 2015. The Company estimates that the gross contingent consideration may be in the range of $17,000 to $23,000 in the aggregate, with no upper limit to the amount of each of the components. The fair value measurement of the contingent consideration arrangement was determined to be approximately $20,000 as at the acquisition date, based on a probability-weighted present value analysis, of which approximately $17,000 is related to the deferred consideration and approximately $3,000 is related to the earn-out. Of the total contingent consideration obligation, $4,500 is included in current portion of long-term liabilities and $15,500 is included in long-term liabilities on the consolidated balance sheet. The fair value of the contingent consideration arrangement is based on significant level 3 unobservable inputs, including the following factors: (i) estimated range of EBITDA values in each of the earn-out periods; and (ii) the probability-weighting applied to each of the EBITDA values within the estimated range for each earn-out period. The resultant probability-weighted EBITDA values for each earn-out period were discounted at a credit risk-adjusted discount rate of approximately 3.5% . The fair value of the contingent consideration arrangement is provisional and subject to change pending the final validation of the inputs and assumptions used in the valuation analysis.

SUNOPTA INC.	13	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
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

$
Accounts receivable	2,405
Inventories	1,745
Machinery and equipment	164
Customer relationships intangible asset(1)	14,000
Accounts payable and accrued liabilities	(1,666)
Net identifiable assets acquired	16,648
Goodwill(2)	17,136
Net assets acquired	33,784

(1)

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

(2)

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

Niagara Natural Fruit Snack Company Inc.

On August 11, 2015, the Company acquired the net operating assets of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”). Niagara Natural is a manufacturer of all-natural fruit snacks located in the Niagara Region of Ontario. The acquisition of the net operating assets of Niagara Natural has been accounted for as a business combination under the acquisition method of accounting. The results of Niagara Natural have been included in the Company’s consolidated financial statements since the date of acquisition and are reported in the Consumer Products operating segment.

October 3, 2015 10-Q
SUNOPTA INC.	14	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes the preliminary fair values of the consideration transferred as at the acquisition date:

$
Cash	6,475
Preliminary working capital adjustment	237
Contingent consideration(1)	2,330
Total consideration transferred	9,042

(1)

The Company may pay the owners of Niagara Natural an additional amount of up to approximately $2,800 over a period of two years subject to adjustment based on certain performance targets. The fair value of the contingent consideration was determined to be $2,330 as of the acquisition date.

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as at the acquisition date, which are subject to change pending finalization of the working capital adjustment and valuation of tangible and intangible assets. The Company expects to finalize these amounts no later than one year from the acquisition date.

$
Current assets	2,220
Machinery and equipment	3,414
Intangible assets(1)	2,459
Current liabilities	(687)
Net identifiable assets acquired	7,406
Goodwill(2)	1,636
Net assets acquired	9,042

(1)	Intangible assets comprise customer relationships and non-competition arrangements, which will be amortized over an estimated weighted-average useful life of approximately 19 years.

(2)	The total amount of goodwill has been assigned to the Consumer Products operating segment.

Revenue and Earnings

Revenues of Citrusource and Niagara Natural for the periods from the respective acquisition dates to October 3, 2015 were approximately $20,000, in the aggregate, and earnings, net of income taxes, were approximately $700, in the aggregate, which included the effects of the acquisition accounting adjustments.

SUNOPTA INC.	15	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

Pro Forma Consolidated Results of Operations

The following table presents pro forma consolidated results of operations for the quarters and three quarters ended October 3, 2015 and October 4, 2014, as if the acquisitions of Citrusource and Niagara Natural had occurred as of December 29, 2013.

		Quarter ended	Three quarters ended
	October 3,	October 4,	October 3,	October 4,
	2015	2014	2015	2014
	$	$	$	$
Pro forma revenues	307,504	315,011	925,716	980,037
Pro forma earnings (loss) attributable to SunOpta Inc.	483	(404)	8,568	14,615
Pro forma earnings (loss) per share
Basic	0.01	(0.01)	0.13	0.22
Diluted	0.01	(0.01)	0.13	0.21

The pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on unaudited historical financial information of the Company, Citrusource and Niagara Natural. Except to the extent realized, the pro forma information does not reflect any operating synergies or other benefits that the Company may achieve as a result of these acquisitions, or the costs that may be necessary to achieve these operating synergies and other benefits. The pro forma information reflects primarily the following adjustments:

•	incremental amortization expense related to the fair value of the identified intangible asset acquired;

•	additional depreciation expense related to fair value adjustments to machinery and equipment acquired;

•	additional interest costs associated with an increase in borrowings under the Company’s syndicated credit facilities to fund the upfront cash consideration paid as at the acquisition dates;

•	exclusion of acquisition-related costs from earnings for the three quarters ended October 3, 2015, and the inclusion of those costs in earnings for the comparative periods; and

•	consequential tax effects of the preceding adjustments.

The pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisitions of Citrusource and Niagara Natural been completed on December 29, 2013. In addition, the pro forma information does not purport to project the future results of operations of the Company.

3. Investment in Joint Venture

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

SUNOPTA INC.	16	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

4. Discontinued Operations

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

Operating Results Reported in Discontinued Operations

The following table presents the operating results of Fiber Business reported in earnings from discontinued operations:

		Quarter ended	Three quarters ended
	October 3,	October 4,	October 3,	October 4,
	2015	2014	2015	2014
	$	$	$	$

Revenues	-	10,658	-	32,519

Earnings (loss) before income taxes	(210)	382	(429)	487
Recovery of (provision for) income taxes	82	(149)	167	(190)
Earnings (loss) from discontinued operations, net of income taxes	(128)	233	(262)	297

5. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of October 3, 2015 and January 3, 2015:

					October 3, 2015
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	1,707	677	1,030	-
	Unrealized long-term derivative asset	10	-	10	-
	Unrealized short-term derivative liability	(1,704)	-	(1,704)	-
	Unrealized long-term derivative liability	(20)	-	(20)	-
(b)	Inventories carried at market(2)	5,942	-	5,942	-
(c)	Interest rate swaps(3	(390)	-	(390)	-
(d)	Forward foreign currency contracts(4)	(48)	-	(48)	-
(e)	Contingent consideration(5)	(22,686)	-	-	(22,686)
(f)	Embedded derivative(6)	3,409	-	-	3,409

SUNOPTA INC.	17	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended October 3, 2015, the Company recognized a gain of $1,088 (October 4, 2014 – loss of $1,802) and for the three quarters ended October 3, 2015, the Company recognized a gain of $534 (October 4, 2014 – loss of $2,021) related to changes in the fair value of these derivatives.

SUNOPTA INC.	18	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

As at October 3, 2015, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	1,133	757
Forward commodity sale contracts	(456)	(974)
Commodity futures contracts	(905)	(310)

In addition, as at October 3, 2015, the Company had net open forward contracts to sell 287 lots of cocoa and to purchase 4 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at October 3, 2015, the Company had 206,971 bushels of commodity corn and 402,194 bushels of commodity soybeans in inventories carried at market.

(c)	Interest rate swaps

As at October 3, 2015, Opta Minerals held interest rate swaps with a notional value of Cdn $33,350 to pay fixed rates of 1.85% to 2.02%, plus a margin of 2.0% to 3.5% based on certain financial ratios of Opta Minerals, and receive a variable rate based on various reference rates including prime, bankers’ acceptances or LIBOR, plus the same margin, until May 2017. The net notional value decreases in accordance with the quarterly principal repayments on Opta Minerals’ non-revolving term credit facility.

At each period end, the Company calculates the marked-to-market fair value of the interest rate swaps using a valuation technique using quoted observable prices for similar instruments as the primary input. Based on this valuation, the previously recorded fair value is adjusted to the current marked-to-market position. The marked-to-market gain or loss is placed in level 2 of the fair value hierarchy. Prior to July 4, 2015, the interest rate swaps were designated as a cash flow hedge for accounting purposes with gains and losses on changes in the fair value of these derivative instruments included on the consolidated statements of comprehensive earnings. As at July 4, 2015, it was determined that the cash flow hedge was no longer highly effective due to the breach by Opta Minerals of certain of its financial covenants (see note 7). As a result, the accumulated amount of the loss recorded in other comprehensive earnings/loss related to the interest rate swaps of $458, net of income tax benefit of $119, was reclassified to interest expense in the second quarter of 2015. Subsequent to July 4, 2015, gains and losses on changes in the fair value of these derivative instruments are included in interest expense on the consolidated statements of operations. For the quarter ended October 3, 2015, the Company recognized a gain of $68 (October 4, 2014 – gain of $62) and for the three quarters ended October 3, 2015, a loss of $105 (October 4, 2014 – gain of $15) related to changes in the fair value of these derivatives.

(d)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at October 3, 2015 the Company had open forward foreign exchange contracts with a notional value of €23,712 ($26,731). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended October 3, 2015, the Company recognized a loss of $489 (October 4, 2014 – gain of $1,038) and for the three quarters ended October 3, 2015, the Company recognized a loss of $1,074 (October 4, 2014 – gain of $1,597) related to changes in the fair value of these derivatives.

SUNOPTA INC.	19	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(e)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. The following table presents a reconciliation of contingent consideration obligations for the three quarters ended October 3, 2015:

	January 3,			Fair value	Foreign	October 3,
	2015	Issuances(1)	Payments(2)	adjustments(3)	exchange(4)	2015
	$	$	$	$	$	$
Contingent consideration	(396)	(22,330)	253	(238)	25	(22,686)

(1)	Reflects the fair value of the Citrusource and Niagara Natural contingent consideration arrangements as measured at the respective acquisition dates (see note 2).

(2)	Reflects payment made by Opta Minerals related to its acquisition of Babco Industrial Corp. (“Babco”) in February 2010.

(3)

Reflects accretion for the time value of money related to the Citrusource and Niagara Natural obligations of $317, partially offset by a reduction in the projected cash flows related to the remaining Babco obligation of $79. Fair value adjustments are included in other income/expense (see note 10).

(4)	Foreign exchange adjustments are included in other comprehensive earnings/loss.

(f)	Embedded derivative

The Company’s investment in subordinated convertible notes of Enchi includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5,100. As at October 3, 2015 and January 3, 2015, the Company determined that the fair value of this embedded derivative was $3,409. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. As at October 3, 2015, there was no significant change to the expectations related to the royalty rights that would impact the fair value of the embedded derivative

6. Inventories

	October 3, 2015	January 3, 2015
	$	$
Raw materials and work-in-process	211,066	189,192
Finished goods	61,294	66,142
Company-owned grain	15,530	15,066
Inventory reserves	(5,763)	(6,144)
	282,127	264,256

SUNOPTA INC.	20	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

7. Bank Indebtedness and Long-Term Debt

	October 3, 2015	January 3, 2015
	$	$
Bank indebtedness:
North American credit facilities(1)	21,390	6,263
European credit facilities(2)	85,257	72,191
Opta Minerals revolving term credit facility(3)	10,353	12,956
	117,000	91,410

Long-term debt:
Opta Minerals non-revolving term credit facility(3)	27,514	34,633
Lease obligations	3,824	4,965
Other	114	257
	31,452	39,855
Less: current portion	28,622	5,927
	2,830	33,928

(1)	North American credit facilities

The syndicated North American credit facilities support the core North American food operations of the Company.

On September 22, 2015, the Company entered into a first amending agreement to its amended and restated credit agreement dated July 27, 2012, which extended the maturity date of the North American credit facilities from July 27, 2016 to January 27, 2017. The North American credit facilities comprise secured revolving credit facilities of Cdn $10,000 (or the equivalent U.S. dollar amount) and $165,000, as well as an additional $50,000 in availability upon the exercise of an uncommitted accordion feature. Outstanding principal amounts under these facilities are repayable in full on the maturity date.

Interest on borrowings under the facilities accrues based on various reference rates including London Interbank Offered Rate (“LIBOR”), plus an applicable margin of 1.75% to 2.50%, which is set quarterly based on average borrowing availability. As at October 3, 2015, the weighted-average interest rate on the facilities was 2.08% .

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

The €80,000 revolving credit facility is secured by the working capital of the Borrowers. The Club Facility is due on demand with no set maturity date. Interest costs under the Club Facility accrue based on the aggregate of: (i) a fixed loan margin of 1.75%; and (ii) a variable rate based on LIBOR or Euro Interbank Offered Rate (“EURIBOR”) plus an applicable spread as set by the Lenders on a periodic basis. As at October 3, 2015 and January 3, 2015, €76,094 ($85,257) and €58,205 ($69,869), respectively, of this facility had been utilized.

SUNOPTA INC.	21	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

On April 27, 2015, a subsidiary of TOC amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4,500 to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2016. As of October 3, 2015 and January 3, 2015, nil and €1,934 ($2,322), respectively, was borrowed under this facility.

As at October 3, 2015, the weighted-average interest rate on the European credit facilities was 2.44% .

(3)	Opta Minerals credit facilities

These credit facilities are specific to the operations of Opta Minerals, and are without recourse to SunOpta Inc.

On May 8, 2014, Opta Minerals amended and extended its credit agreement with a syndicate of lenders dated May 18, 2012, which provides for a Cdn $20,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility was due to mature on August 14, 2015; however, the lenders extended the maturity date of the revolving credit facility from August 14, 2015 to October 2, 2015 and then from October 2, 2015 to November 30, 2015. The non-revolving term credit facility is due to mature on May 18, 2017, unless earlier payment is required due to an event of default. The principal amount of the non-revolving term credit facility is repayable in equal quarterly installments of approximately Cdn $1,312.

As described in note 1, as at June 30, 2015 and September 30, 2015, Opta Minerals was not in compliance with all of its financial covenants under its credit agreement. Failure to meet a financial covenant constitutes an event of default, unless the lenders agree to a waiver or amendment. On August 11, 2015, in respect of the June 30, 2015 default and October 30, 2015, in respect of the September 30, 2015 default, Opta Minerals obtained waivers in respect of the aforementioned covenant requirements from its lenders, provided that Opta Minerals meets certain additional financial covenants. As there is no assurance that Opta Minerals will be in compliance with all its financial covenants at all measurement dates within the next 12 months, the non-revolving term credit facility has been classified as current on the consolidated balance sheet as at October 3, 2015.

Opta Minerals’ credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals.

Interest on the borrowings under the credit facility accrues at the borrower’s option based on various reference rates including LIBOR, plus an applicable margin of 2.00% to 5.50% based on certain financial ratios of Opta Minerals. Opta Minerals utilizes interest rate swaps to hedge the interest payments on a portion of the borrowings under the non-revolving term credit facility (see note 5). As at September 30, 2015, the weighted-average interest rate on the credit facilities was 6.23%, after taking into account the related interest rate hedging activities.

8. Common Shares

On September 30, 2015, the Company completed a registered offering of 16,670,000 of its common shares, no par value, at a price of $6.00 per share, for aggregate gross proceeds of $100,020 (the “Equity Offering”). Underwriting and other issuance costs of $4,676 incurred in connection with the issuance of these new common shares have been reflected as a reduction to the gross proceeds from the Equity Offering, net of income taxes of $1,200. The proceeds from the Equity Offering were used by the Company to fund a portion of the purchase price of the Sunrise Acquisition (see note 16).

SUNOPTA INC.	22	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

9. Stock-Based Compensation

Under the Company’s 2013 Stock Incentive Plan, the Company may grant a variety of stock-based awards including stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) to selected employees and directors of the Company.

Stock Options

For the three quarters ended October 3, 2015, the Company granted 462,780 options to employees that vest ratably on each of the first through fifth anniversaries of the grant date and expire on the tenth anniversary of the grant date. The weighted-average grant-date fair value of these options was $5.48, which is recognized on a straight-line basis over the five-year vesting period based on the number of stock options expected to vest.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of the stock options granted:

Exercise price	$10.15
Dividend yield	0%
Expected volatility	54.1%
Risk-free interest rate	1.9%
Expected life of options (in years)	6.5

Restricted Stock Units and Performance Share Units

For the three quarters ended October 3, 2015, the Company granted 64,487 RSUs and 115,071 PSUs to certain employees and directors of the Company.

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

Performance-based PSUs vest three years following the grant date. The number of PSUs that ultimately vest (up to a specified maximum) will be determined based on performance relative to predetermined performance measures of the Company. If the Company’s performance is below a specified performance level, no PSUs will vest. The weighted-average grant-date fair value of the PSUs granted was estimated to be $10.16 based on the fair market value of a share of the Company’s common stock on the grant dates. Each reporting period, the number of PSUs that are expected to vest is re-determined and the grant-date fair value of these PSUs is amortized on a straight-line basis over the remaining vesting period less amounts previously recognized.

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

SUNOPTA INC.	23	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

10. Other Expense (Income), Net

The components of other expense (income) are as follows:

		Quarter ended	Three quarters ended
	October 3,	October 4,	October 3,	October 4,
	2015	2014	2015	2014
	$	$	$	$
Severance costs(1)	2,359	243	3,413	429
Business development costs(2)	1,135	-	1,658	-
Plant closure costs(3)	107	-	392	-
Fair value of contingent consideration(4)	156	-	238	(1,373)
Loss (gain) on sale of assets(5)	126	(1,018)	19	(1,018)
Impairment of long-lived assets(6)	-	505	-	505
Other	150	281	445	464
	4,033	11	6,165	(993)

(1)	Severance costs

For the quarter ended October 3, 2015, employee severance costs included contractual severance benefits of $1,227 and previously unrecognized stock-based compensation expense of $854 recognized in connection with the departure of Steven Bromley as the Company’s Chief Executive Officer (“CEO”) effective October 1, 2015. For the three quarters ended October 3, 2015, employee severance costs also included those costs related to the departure of the former President and CEO of Opta Minerals effective May 26, 2015.

For the quarter and three quarters ended October 4, 2014, employee severance costs included costs incurred by the Company in connection with the closure and sale of certain of its sunflower facilities.

(2)	Business development costs

Business development costs represent external professional and consulting fees, and other costs incurred in connection with the review of strategic opportunities to acquire or divest of businesses or assets. For the quarter and three quarters ended October 3, 2015, these costs were primarily incurred in connection with the agreement to acquire Sunrise (see note 16), as well as the acquisitions of the Citrusource and Niagara Natural (see note 2).

(3)	Plant closure costs

For the quarter and three quarters ended October 3, 2015, Opta Minerals incurred direct costs in connection with the closure or relocation of certain of its abrasives plants.

(4)	Fair value of contingent consideration

For the three quarters ended October 4, 2014, the Company recorded a gain of $1,373 in connection with the settlement of the remaining earn-out related to the acquisition of Edner of Nevada, Inc. (“Edner”) on December 14, 2010. In addition, the Company made a payment of $800 to the former owners of Edner in connection with this settlement.

(5)	Gain on sale of assets

For the three quarters ended October 4, 2014, the Company recognized a gain of $1,018 on the sale of certain of its sunflower facilities for cash consideration of $5,688.

SUNOPTA INC.	24	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

(6)	Impairment of long-lived assets

For the quarter and three quarters ended October 4, 2014, Opta Minerals wrote down the carrying value of certain property, plant and equipment in connection with the closure of one of its industrial minerals plants.

11. Impairment Loss on Investment

For the quarter and three quarters ended October 4, 2014, the Company recorded an other-than-temporary impairment loss of $8,441 on the consolidated statements of operations to write down the carrying value of its investment in equity and debt securities of Enchi.

12. Earnings Per Share

Earnings (loss) per share are calculated as follows:

		Quarter ended	Three quarters ended
	October 3, 2015	October 4, 2014	October 3, 2015	October 4, 2014
Earnings (loss) from continuing operations attributable to SunOpta Inc.	$442	$(617)	$7,859	$14,667
Earnings (loss) from discontinued operations, net of income taxes	(128)	233	(262)	297
Earnings (loss) attributable to SunOpta Inc.	$314	$(384)	$7,597	$14,964
Basic weighted-average number of shares outstanding	69,180,603	66,918,863	68,198,611	66,763,931
Dilutive potential of the following:
Employee/director stock options and RSUs	-	1,213,279	207,190	985,768
Warrants	-	554,245	-	523,871
Diluted weighted-average number of shares outstanding	69,180,603	68,686,387	68,405,801	68,273,570
Earnings (loss) per share - basic:
- from continuing operations	$0.01	$(0.01)	$0.12	$0.22
- from discontinued operations	-	-	-	-
	$-	$(0.01)	$0.11	$0.22
Earnings (loss) per share - diluted:
- from continuing operations	$0.01	$(0.01)	$0.11	$0.21
- from discontinued operations	-	-	-	-
	$-	$(0.01)	$0.11	$0.21

For the quarter ended October 3, 2015, stock options to purchase 870,192 (October 4, 2014 − 50,500) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect. For the three quarters ended October 3, 2015, stock options to purchase 405,996 (October 4, 2014 − 50,500) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

October 3, 2015 10-Q
SUNOPTA INC.	25	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

13. Supplemental Cash Flow Information

		Quarter ended	Three quarters ended
	October 3,	October 4,	October 3,	October 4,
	2015	2014	2015	2014
	$	$	$	$

Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	6,662	(8,254)	(645)	(26,999)
Inventories	4,762	9,933	(22,307)	27,575
Income tax recoverable	(2,934)	(387)	(6,217)	1,010
Prepaid expenses and other current assets	2,777	256	(364)	(2,076)
Accounts payable and accrued liabilities	2,180	1,332	4,435	(4,738)
Customer and other deposits	1,118	365	1,019	606
	14,565	3,245	(24,079)	(4,622)

As at October 3, 2015, cash and cash equivalents included $1,626 (January 3, 2015 - $2,170) that was specific to Opta Minerals and cannot be utilized by the Company for general corporate purposes.

14. Commitments and Contingencies

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

SUNOPTA INC.	26	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

15. Segmented Information

In the fourth quarter of 2014, following the sale of the Fiber Business (see note 3), the Company implemented changes to its organizational structure to align and focus the operations of SunOpta Foods on two key “go-to-market” categories: ingredient sourcing and supply; and consumer-packaged products. Consequently, the Company realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to the Company’s Chief Executive Officer. The segment information presented below for the quarter and three quarters ended October 4, 2014 has been restated to reflect the realigned operating segments of SunOpta Foods. The Opta Minerals operating segment remained unchanged.

Effective with the realignment, the Company operates in the following three reportable segments:

•	Global Ingredients aggregates the Company’s North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.

•	Consumer Products consists of three main platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages include aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes individually quick frozen (“IQF”) fruits and vegetables for retail; IQF and bulk frozen fruit for foodservice; and fruit ingredients. Healthy Snacks including fruit snacks; nutritional and protein bars; and re-sealable pouch products.

•	Opta Minerals processes, distributes and recycles industrial minerals, silica-free abrasives, and specialty sands for use in the steel, foundry, loose abrasive cleaning, and municipal water filtration industries.

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

	Quarter ended
	October 3, 2015
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	150,500	126,713	277,213	28,794	306,007
Segment operating income	4,642	1,863	6,505	2,105	8,610
Corporate Services					(2,405)
Other expense, net					(4,033)
Interest expense, net					(1,919)
Earnings from continuing operations before income taxes					253

SUNOPTA INC.	27	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
				October 4, 2014
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	156,438	115,570	272,008	35,879	307,887
Segment operating income	6,933	7,988	14,921	898	15,819
Corporate Services					(3,590)
Other expense, net					(11)
Interest expense, net					(1,970)
Impairment loss on investment					(8,441)
Earnings from continuing operations before income taxes					1,807

				Three quarters ended
				October 3, 2015
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	467,405	361,351	828,756	87,925	916,681
Segment operating income	23,934	5,115	29,049	2,313	31,362
Corporate Services					(6,006)
Other expense, net					(6,165)
Interest expense, net					(6,835)
Earnings from continuing operations before income taxes					12,356

				Three quarters ended
	October 4, 2014
	Global	Consumer	SunOpta	Opta	Consol-
	Ingredients	Products	Foods	Minerals	idated
	$	$	$	$	$
Segment revenues from external customers	477,240	374,934	852,174	105,667	957,841
Segment operating income	19,254	27,412	46,666	3,494	50,160
Corporate Services					(9,201)
Other income, net					993
Interest expense, net					(6,128)
Impairment loss on investment					(8,441)
Earnings from continuing operations before income taxes					27,383

16. Subsequent Events

Sunrise Acquisition

On October 9, 2015 (the “acquisition date”), the Company completed the Sunrise Acquisition for total consideration of approximately $452,000 in cash. In addition, the Company paid approximately $21,000 at closing to settle acquisition-related transaction costs incurred by Sunrise in connection with the Sunrise Acquisition. Sunrise is a processor of conventional and organic IQF fruit in the U.S. The Company financed the Sunrise Acquisition, including the settlement of the related acquisition costs incurred by Sunrise, through a combination of: (i) net proceeds of approximately $95,500 from the Equity Offering (see note 8); (ii) net borrowings of approximately $318,000 under the Loan Agreement (defined below); and (iii) borrowings of approximately $59,500 under its existing North American credit facilities.

SUNOPTA INC.	28	October 3, 2015 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 3, 2015 and October 4, 2014
(Unaudited)
(Expressed in thousands of U.S. dollars, except per share amounts)

The Sunrise Acquisition will be accounted for as a business combination under the acquisition method of accounting. The Company will record the assets acquired and liabilities assumed at their fair values as of the acquisition date. Due to the limited time since the closing of the Sunrise Acquisition, the valuation activities and related acquisition accounting are incomplete at the time of the filing of these consolidated financial statements. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired, including goodwill. In addition, because the acquisition accounting is incomplete, the Company is unable to provide the supplemental pro forma revenue and earnings for the combined entity, as the pro forma adjustments are expected to primarily consist of estimates for the amortization of identifiable intangible assets acquired and related income tax effects, which will result from the purchase price allocation and determination of the fair values for the assets acquired and liabilities assumed.

Loan Agreement

On October 9, 2015 (the “funding date”), SunOpta Foods Inc. (the “Borrower”), a wholly-owned subsidiary of the Company, the Company and certain subsidiaries of the Company, as guarantors (together with the Company, the “Guarantors”), entered into a Second Lien Loan Agreement (the “Loan Agreement”) with a group of lenders, pursuant to which the Company borrowed an aggregate principal amount of $330,000 of term loans. The proceeds of the Loan Agreement, net of related financing costs, were used to partially fund the Sunrise Acquisition as described above. The Loan Agreement is guaranteed by the Company and all of its subsidiaries that guarantee its North American credit facilities, and is secured on a second-priority basis by security interests on all of the Borrower’s and Guarantors’ assets that secure the Company’s North American credit facilities.

The term loans made under the Loan Agreement on the funding date (the “Initial Loans”) mature on the first anniversary of the funding date. If any Initial Loans remain outstanding on the first anniversary of the funding date (the “Interim Loan Conversion Date”) and no bankruptcy event of default then exists, all Initial Loans then outstanding automatically convert into term loans (such converted loans, the “Term Loans”), which would mature on the seventh anniversary of the funding date (the “Maturity Date”). At the Company’s election, interest on the Initial Loans is initially determined by reference to either: (i) LIBOR (subject to a 1.0% per annum floor) plus an applicable margin of 6.0% per annum; or (ii) an alternate base rate specified in the Loan Agreement plus an applicable margin of 5.0% . The applicable margin increases by 0.50% at the end of each three-month period after the funding date until the Interim Loan Conversion Date. In each case, the Initial Loans carry a maximum interest rate of 9.5% per annum, and any Term Loans will bear interest at 9.5% per annum. After the Interim Loan Conversion Date, the lenders also have the right to exchange their Term Loans for notes in a corresponding principal amount which would mature on the Maturity Date.

The Initial Loans may be voluntarily prepaid at par at any time prior to the Interim Loan Conversion Date and must be prepaid at par upon the incurrence of certain indebtedness, the issuance of certain types of equity and the sale of certain assets.

The Loan Agreement contains certain customary representations and warranties, customary covenants that restrict the Company’s and its restricted subsidiaries’ ability to, among other things: incur, assume or permit to exist additional indebtedness (including guarantees thereof); pay dividends or certain other distributions on capital stock or repurchase capital stock or prepay certain indebtedness; incur liens on certain assets; make certain investments; permit certain restrictions on the ability of the restricted subsidiaries to pay dividends or make other payments to the Borrower and Guarantors; engage in transactions with affiliates; and sell certain assets or merge or consolidate with or into other companies.

SUNOPTA INC.	29	October 3, 2015 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended October 3, 2015 contained under Item 1 of this Quarterly Report on Form 10-Q (“Form 10-Q”) and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 3, 2015 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 12, 2015.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and other similar expressions concerning matters that are not historical facts. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

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

Calendar Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2015 will be a 52-week period ending on January 2, 2016, with quarterly periods ending on April 4, July 4 and October 3, 2015, whereas fiscal year 2014 was a 53-week period ending on January 3, 2015, with quarterly periods ending on April 5, July 5 and October 4, 2014. As a result, the first three quarters of 2015 consisted of 39 weeks, compared with 40 weeks for the first three quarters of 2014. Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for the first three quarters of 2014 was insignificant relative to the first three quarters of 2015.

Operational Realignment

In the fourth quarter of 2014, following the sale of our fiber and starch business (the “Fiber Business”) on December 22, 2014, we implemented changes to our organizational structure to align and focus the operations of SunOpta Foods on two key “go-to-market” categories: ingredient sourcing and supply; and consumer-packaged products. Consequently, we realigned the operating segments of SunOpta Foods to reflect the resulting changes in management reporting and accountability to our Chief Executive Officer (“CEO”). We believe this new operational structure aligns well with SunOpta Foods’ integrated “field-to-table” business model and product portfolio. Effective with the realignment, the Value Added Ingredients operating segment ceased to exist and SunOpta Foods operates in the following two reportable segments: Global Ingredients, which includes the grain-based ingredients business of the former Value Added Ingredients operating segment; and Consumer Products, which includes the fruit-based ingredient business of the former Value Added Ingredients operating segment. The Opta Minerals operating segment remained unchanged. The segmented operations information provided in the consolidated financial statements and this MD&A for the quarter and three quarters ended October 4, 2014 has been restated to reflect these realigned reportable segments, as well as to present the Fiber Business as a discontinued operation.

SUNOPTA INC.	30	October 3, 2015 10-Q

Succession of Chief Executive Officer

On July 7, 2015, we announced the appointment of Hendrik Jacobs, our former President and Chief Operating Officer, to President and CEO, effective October 1, 2015. In conjunction with this appointment, Mr. Jacobs also became a member of the Board of Directors effective October 1, 2015. Mr. Jacobs succeeded former CEO, Steve Bromley, who became Vice-Chair effective October 1, 2015. Mr. Bromley will remain on the Board of Directors and serve as Vice-Chair until December 31, 2015.

Business Development

Sunrise Holdings (Delaware), Inc.

On October 9, 2015, we completed the acquisition of 100% of the issued and outstanding common shares of Sunrise Holdings (Delaware), Inc. (“Sunrise”), pursuant to a Purchase and Sale Agreement (the “PSA”) dated July 30, 2015 (the “Sunrise Acquisition”), for total consideration of approximately $452,000 in cash. In addition, we paid approximately $21,000 at closing to settle acquisition-related transaction costs incurred by Sunrise in connection with the Sunrise Acquisition. Sunrise is a processor of conventional and organic individually quick frozen fruit in the U.S. The acquisition of Sunrise is expected to provide us with a leadership position in frozen fruit, both leveraging and complementing our integrated “field-to-table” business model, and is aligned with our strategic focus on healthy foods. We financed the Sunrise Acquisition, including the settlement of the related acquisition costs incurred by Sunrise, through a combination of: (i) net proceeds of approximately $95,500 from a registered offering of 16.7 million of our common shares that closed on September 30, 2015; (ii) net borrowings of approximately $318,000 under a Second Lien Loan Agreement (the “Loan Agreement”), as described below under “Liquidity and Capital Resources”; and (iii) borrowings of approximately $59,500 under our existing North American credit facilities. The Sunrise Acquisition will be accounted for as a business combination under the acquisition method of accounting, with the results of operations of Sunrise included in our consolidated financial statements from the acquisition date.

Niagara Natural Fruit Snack Company Inc.

On August 11, 2015, we acquired the net assets of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”), a manufacturer of all-natural fruit snacks. Niagara Natural’s operations are located in the Niagara Region of Ontario. Niagara Natural is a strong strategic fit within our core vertically-integrated consumer products strategy, aligning well with our focus on healthy and convenient snacking. In addition, with this acquisition, we extend our market presence in fruit snacks with manufacturing operations in both the east and west regions of North America, which is expected to generate operational and logistical synergies. The transaction included a cash purchase price of $6,475, subject to certain post-closing adjustments, plus potential future payments of up to approximately $2,800 based on specific performance targets. The fair value of the total consideration transferred to acquire Niagara Natural of $9,042 as at the acquisition date, was allocated primarily to machinery and equipment ($3,414), intangible assets ($2,459) and goodwill ($1,636). Niagara Natural has been included in the Consumer Products operating segment since the date of acquisition.

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

SUNOPTA INC.	31	October 3, 2015 10-Q

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

Opta Minerals has periodically breached certain financial covenants under its credit agreement with a syndicate of lenders, including as at June 30, 2015 and September 30, 2015. Opta Minerals obtained waivers from the lenders on August 11, 2015 in respect of the June 30, 2015 default and October 30, 2015, in respect of the September 30, 2015 default. In connection with these waivers, certain additional covenants were added from the date of the waivers through November 30, 2015. In addition, the lenders agreed to extend the maturity of Opta Minerals’ revolving term credit facility to November 30, 2015. As at September 30, 2015, Opta Minerals had borrowings of $10,353 outstanding under its revolving term credit facility and $27,514 outstanding under its non-revolving term credit facility. Opta Minerals’ credit facilities are collateralized by a first priority security interest on substantially all of the assets of Opta Minerals, and are without recourse to SunOpta Inc.

Opta Minerals will require the continued support of its current financial lenders and, effective November 30, 2015, Opta Minerals will require another extension of its revolving credit facility and an additional waiver on future covenants, if breached, or an alternative source of financing. There can be no assurance that a further extension and additional waiver will be provided or that alternative sources of financing on terms favorable to Opta Minerals can be obtained to finance its operations and meet its obligations. SunOpta Inc. has no obligation or plans to act as an alternative source of financing for Opta Minerals.

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

Opta Minerals ability to continue to operate as a going concern could also have a significant impact on our ability to recover the carrying value of our investment in Opta Minerals, which amounted to approximately $25,000 as at October 3, 2015.

SUNOPTA INC.	32	October 3, 2015 10-Q

Consolidated Results of Operations for the quarters ended October 3, 2015 and October 4, 2014

	October 3,	October 4,
For the quarter ended	2015	2014	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	277,213	272,008	5,205	1.9%
Opta Minerals	28,794	35,879	(7,085)	-19.7%
Total revenues	306,007	307,887	(1,880)	-0.6%

Gross profit
SunOpta Foods	26,309	30,837	(4,528)	-14.7%
Opta Minerals	4,323	5,276	(953)	-18.1%
Total gross profit	30,632	36,113	(5,481)	-15.2%

Segment operating income (loss)(1)
SunOpta Foods	6,505	14,921	(8,416)	-56.4%
Opta Minerals	2,105	898	1,207	134.4%
Corporate Services	(2,405)	(3,590)	1,185	33.0%
Total segment operating income	6,205	12,229	(6,024)	-49.3%

Other expense, net	4,033	11	4,022	36563.6%
Earnings from continuing operations before the following	2,172	12,218	(10,046)	-82.2%
Interest expense, net	1,919	1,970	(51)	-2.6%
Impairment loss on investment	-	8,441	(8,441)	n/m
Provision for (recovery of) income taxes	(411)	2,267	(2,678)	-118.1%
Earnings (loss) from continuing operations	664	(460)	1,124	244.3%
Earnings attributable to non-controlling interests	222	157	65	41.4%
Earnings (loss) from discontinued operations, net of taxes	(128)	233	(361)	-154.9%

Earnings (loss) attributable to SunOpta Inc.(2)	314	(384)	698	181.8%

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

	Global	Consumer	SunOpta	Opta	Corporate	Consol-
	Ingredients	Products	Foods	Minerals	Services	idated
For the quarter ended	$	$	$	$	$	$
October 3, 2015
Segment operating income (loss)	4,642	1,863	6,505	2,105	(2,405)	6,205
Other expense, net	(86)	(399)	(485)	(381)	(3,167)	(4,033)
Earnings (loss) from continuing operations before the following	4,556	1,464	6,020	1,724	(5,572)	2,172

October 4, 2014
Segment operating income (loss)	6,933	7,988	14,921	898	(3,590)	12,229
Other income (expense), net	687	29	716	(782)	55	(11)
Earnings (loss) from continuing operations before the following	7,620	8,017	15,637	116	(3,535)	12,218

SUNOPTA INC.	33	October 3, 2015 10-Q

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

(2)

When assessing our financial performance, we use an internal measure that excludes the following items from earnings attributable to SunOpta Inc. determined in accordance with U.S. GAAP: (i) results of discontinued operations; (ii) specific items recognized in other income/expense, including severance and other rationalization costs, business development costs, changes in the fair value of contingent consideration, and gains/losses on the disposal of assets; (iii) impairment losses on long-lived assets, investments, and goodwill; and (iv) other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these items enhances an analysis of our financial performance of our core business when comparing those operating results between periods, as we do not consider these items to be reflective of normal core business operations. The following table presents a reconciliation of “adjusted earnings” from “loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

	SunOpta Foods		Opta Minerals			Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the quarter ended	$	$	$	$	$	$
October 3, 2015
Earnings (loss) attributable to SunOpta Inc.	(322)	-	636	0.01	314	-
Loss from discontinued operations, net of income taxes	128	-	-	-	128	-
Earnings (loss) from continuing operations attributable to SunOpta Inc.	(194)	-	636	0.01	442	0.01
Adjusted for:
Demurrage, detention and other related expenses(a)(c)	1,858		-		1,858
Plant expansion and start-up costs(a)	1,525		-		1,525
Litigation costs (b)	383		-		383
Other expense, net	3,652		381		4,033
Net income tax effect of preceding adjustments	(2,485)		(101)		(2,586)
Non-controlling interests' share of preceding adjustments	-		(95)		(95)
Adjusted earnings	4,739	0.07	821	0.01	5,560	0.08

October 4, 2014
Earnings (loss) attributable to SunOpta Inc.	(756)	(0.01)	372	0.01	(384)	(0.01)
Earnings from discontinued operations, net of income taxes	(233)	-	-	-	(233)	-
Earnings (loss) from continuing operations attributable to SunOpta Inc.	(989)	(0.01)	372	0.01	(617)	(0.01)
Adjusted for:
Impairment loss on investment	8,441		-		8,441
Other expense (income), net	(643)		654		11
Income tax effect of preceding adjustments	238		(173)		65
Non-controlling interests' share of preceding adjustments	-		(163)		(163)
Adjusted earnings	7,047	0.10	690	0.01	7,737	0.11

(a)	Included in cost of goods sold.
(b)	Included in selling, general and administrative expenses.
(c)	Demurrage, detention and other related expenses represent additional logistics costs stemming from capacity constraints on imports and exports within the Global Ingredients segment.

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

Revenues for the quarter ended October 3, 2015 decreased by 0.6% to $306,007 from $307,887 for the quarter ended October 4, 2014. Revenues in SunOpta Foods increased by 1.9% to $277,213 and revenues in Opta Minerals decreased by 19.7% to $28,794. For the third quarter of 2015, compared with the third quarter of 2014, changes in foreign exchange rates caused a decline in revenue of approximately $8,500 on a consolidated basis and approximately $6,700 within SunOpta Foods; changes in commodity-related pricing caused a decline in revenue of approximately $3,500 on a consolidated basis and within SunOpta Foods; and business acquisitions, product rationalizations and other changes caused a net increase in revenue of approximately $5,500 on a consolidated basis and within SunOpta Foods. Excluding the impact of these items, revenues increased approximately 1.5% on a consolidated basis and approximately 3.5% within SunOpta Foods. SunOpta Foods’ revenues reflected stronger demand for organic ingredients in the U.S. and Europe, and higher volumes of consumer-based healthy snack and premium juice retail products, partially offset by lower sunflower and grain-based ingredient volumes. At Opta Minerals, the decrease in revenues reflected competitive pressure in the infrastructure sector and a cyclical slowdown in the steel industry.

SUNOPTA INC.	34	October 3, 2015 10-Q

Gross profit decreased $5,481, or 15.2%, to $30,632 for the quarter ended October 3, 2015, compared with $36,113 for the quarter ended October 4, 2014. As a percentage of revenues, gross profit for the quarter ended October 3, 2015 was 10.0% compared to 11.7% for the quarter ended October 4, 2014, a decrease of 1.7% . Within SunOpta Foods, the gross profit percentage was 9.5% for the third quarter of 2015, compared with 11.3% for the third quarter of 2014. The gross profit percentage within SunOpta Foods for the third quarter of 2015 would have been approximately 10.7%, excluding the impact of approximately $1,858 in additional logistics costs stemming from transloading capacity constraints on imports and exports of organic raw materials which led to demurrage, detention and other related expenses within Global Ingredients; and approximately $1,525 of costs related to the retrofit of our premium juice facility and expansion of our Allentown, Pennsylvania facility to add aseptic beverage processing and filling capabilities. The 0.6% decrease in SunOpta Foods gross profit percentage on an adjusted basis mainly reflected lower capacity utilization and a higher cost base within consumer-based product categories due to recent expansion activities, partially offset by improved performance in our rationalized sunflower operations and increased margin contribution from higher volumes of organic ingredients. The gross profit percentage at Opta Minerals improved to 15.0% in the third quarter of 2015, compared with 14.7% in the third quarter of 2014, primarily due to a favorable product mix, partially offset by approximately $300 of reserves for slow-moving abrasives inventories.

Total segment operating income for the quarter ended October 3, 2015 decreased by $6,024, or 49.3%, to $6,205, compared with $12,229 for the quarter ended October 4, 2014. As a percentage of revenues, segment operating income was 2.0% for the quarter ended October 3, 2015, compared with 4.0% for the quarter ended October 4, 2014. The decrease in segment operating income reflected lower overall gross profit as described above, and a $295 increase in selling, general and administrative (“SG&A”) expenses, reflecting incremental expenses related to Citrusource and Niagara Natural, and higher litigation-related legal costs mainly related to the Plum dispute (as described in note 14 to the interim consolidated financial statements). Those factors were partially offset by lower short-term incentive accruals tied to operating performance and controlled discretionary spending at SunOpta Foods; the benefit from SG&A headcount reductions and other restructuring activities at Opta Minerals; and the favorable impact of a stronger U.S. dollar on SG&A expenses denominated in Canadian dollars and euros. As a percentage of revenues, SG&A expenses were 7.8% on a consolidated basis and 7.4% within SunOpta Foods. Excluding the impact of litigation costs of $383, SG&A as a percentage of revenues within SunOpta Foods for the third quarter of 2015 would have been approximately 7.3%, which is in-line with our intention of maintaining SG&A below 8% of revenues within SunOpta Foods.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended October 3, 2015 of $4,033 included severance costs of $2,359 mainly related to our CEO succession, and business development costs of $1,135, primarily incurred in connection with the Sunrise Acquisition, the acquisition of Niagara Natural, and the strategic review of Opta Minerals. Other expense for the quarter ended October 4, 2014 of $11 included a gain on sale of assets of $1,018, related to the disposal of certain of our sunflower production and storage facilities in order to reduce the cost structure and improve the production capacity utilization within our North American sunflower operations, which was more than offset by employee severance costs (including employees affected by the closure and sale of the sunflower facilities) and an asset impairment charge of $505 at Opta Minerals related to the closure of one of its industrial minerals plants.

The decrease in interest expense of $51 to $1,919 for the quarter ended October 3, 2015, compared with $1,970 for the quarter ended October 4, 2014, reflected lower overall borrowings within SunOpta Foods. Our interest expense will increase significantly in future period as a result of the borrowings we incurred to complete the Sunrise Acquisition.

In the third quarter of 2014, we recognized an impairment loss of $8,441 on our non-core investment in Enchi Corporation (“Enchi”).

SUNOPTA INC.	35	October 3, 2015 10-Q

We recognized a recovery for income tax of $411 for the quarter ended October 3, 2015, compared with a provision for income tax of $2,267 for the quarter ended October 4, 2014, reflecting the impact of changes in the jurisdictional mix of earnings, mainly due to lower pre-tax earnings within our U.S.-based consumer products operations, and increased profitability in our international sourcing and supply operations.

Earnings attributable to non-controlling interests for the quarter ended October 3, 2015 were $222, compared with earnings of $157 for the quarter ended October 4, 2014, which primarily reflected higher net earnings at Opta Minerals.

On a consolidated basis, we recognized earnings of $314 (diluted earnings per share of $0.00) for the quarter ended October 3, 2015, compared with a loss of $384 (diluted loss per share of $0.01) for the quarter ended October 4, 2014.

For the quarter ended October 3, 2015, adjusted earnings were $5,560 or $0.08 per diluted share on a consolidated basis and $4,739 or $0.07 per diluted share within SunOpta Foods, as compared to adjusted earnings of $7,737 or $0.11 per diluted share on a consolidated basis and $7,047 or $0.10 per diluted share within SunOpta Foods for the quarter ended October 4, 2014. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

SunOpta Foods
For the quarter ended	October 3, 2015	October 4, 2014	Change	% Change

Revenues	$277,213	$272,008	$5,205	1.9%
Gross Margin	26,309	30,837	(4,528)	-14.7%
Gross Margin %	9.5%	11.3%		-1.8%

Operating Income	$6,505	$14,921	$(8,416)	-56.4%
Operating Income %	2.3%	5.5%		-3.2%

SunOpta Foods contributed $277,213 or 90.6% of consolidated revenue for the quarter ended October 3, 2015, compared with $272,008 or 88.3% of consolidated revenues for the quarter ended October 4, 2014, an increase of $5,205 or 1.9% . The table below explains the increase in revenue by reportable segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the quarter ended October 4, 2014	$272,008
Decrease in Global Ingredients	(5,938)
Increase in Consumer Products	11,143
Revenues for the quarter ended October 3, 2015	$277,213

Gross margin in SunOpta Foods decreased by $4,528, or 14.7%, for the quarter ended October 3, 2015 to $26,309, or 9.5% of revenues, compared to $30,837, or 11.3% of revenues for the quarter ended October 4, 2014. The table below explains the decrease in gross margin by reportable segment for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the quarter ended October 4, 2014	$30,837
Decrease in Global Ingredients	(253)
Decrease in Consumer Products	(4,275)
Gross margin for the quarter ended October 3, 2015	$26,309

SUNOPTA INC.	36	October 3, 2015 10-Q

Operating income in SunOpta Foods decreased by $8,416, or 56.4%, for the quarter ended October 3, 2015 to $6,505 or 2.3% of revenues, compared to $14,921 or 5.5% of revenues for the quarter ended October 4, 2014. The table below explains the decrease in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the quarter ended October 4, 2014	$14,921
Decrease in gross margin, as noted above	(4,528)
Increase in corporate cost allocations, due in part to centralization of services	(2,834)
Increase in foreign exchange losses	(717)
Higher SG&A costs	(337)
Operating income for the quarter ended October 3, 2015	$6,505

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Ingredients
For the quarter ended	October 3, 2015	October 4, 2014	Change	% Change

Revenues	$150,500	$156,438	$(5,938)	-3.8%
Gross Margin	15,327	15,580	(253)	-1.6%
Gross Margin %	10.2%	10.0%		0.2%

Operating Income	$4,642	$6,933	$(2,291)	-33.0%
Operating Income %	3.1%	4.4%		-1.3%

Global Ingredients contributed $150,500 in revenues for the quarter ended October 3, 2015, compared to $156,438 for the quarter ended October 4, 2014, a decrease of $5,938 or 3.8% . Excluding the impact of changes including foreign exchange rates, commodity-related pricing, and product rationalizations, Global Ingredients revenues decreased approximately 5.0% . The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the quarter ended October 4, 2014	$156,438
Lower volumes of sunflower in-shell and kernel, and grain snacks, partially offset by higher volumes for non-GMO corn and soy	(6,977)
Unfavorable foreign exchange impact on euro denominated sales due to the stronger U.S. dollar	(6,695)
Decreased pricing of non-GMO corn, soy, organic feed and sunflower, partially offset by increased pricing of grain ingredients	(5,774)
Higher international sales volumes of organic fruits and vegetables, seeds and nuts, cocoa, oils, and organic feed, partially offset by lower volumes of sugar and sweeteners	7,294
Higher U.S. domestic sales volumes of organic fruits and vegetables, oils, coconut, and organic feed, partially offset by lower volumes of sugar and sweeteners, cocoa and quinoa	6,214
Revenues for the quarter ended October 3, 2015	$150,500

Gross margin in Global Ingredients decreased by $253 to $15,327 for the quarter ended October 3, 2015 compared to $15,580 for the quarter ended October 4, 2014, and the gross margin percentage increased by 0.2% to 10.2% . The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix of higher margin organic raw materials and improved sunflower processing yields and operating efficiencies, partially offset by demurrage, detention and other costs resulting from transloading capacity constraints and lower pricing spreads on non-GMO soy. The table below explains the decrease in gross margin:

SUNOPTA INC.	37	October 3, 2015 10-Q

Global Ingredients Gross Margin Changes
Gross margin for the quarter ended October 4, 2014	$15,580
Margin impact of transloading capacity constraints leading to demurrage, detention and other related costs, and lower pricing of organic feed, partially offset by increased volumes and favorable product mix of organic raw ingredients	(1,588)
Increased pricing spread on non-GMO corn, organic feed and grain snacks, partially offset by lower margin spread on non-GMO soy, agronomy and grain ingredients	583
Mark to market gains related to commodity futures contracts for cocoa and other commodities, partially offset by unfavorable impact on gross margins due to weaker euro relative to U.S. dollar	493
Improved sunflower processing yields and operating efficiencies	259
Gross margin for the quarter ended October 3, 2015	$15,327

Operating income in Global Ingredients decreased by $2,291, or 33.0%, to $4,642 for the quarter ended October 3, 2015, compared to $6,933 for the quarter ended October 4, 2014. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended October 4, 2014	$6,933
Decrease in gross margin, as explained above	(253)
Decreased foreign exchange gains on forward derivative contracts	(1,172)
Increase in corporate cost allocations, due in part to centralization of services	(920)
Increase in SG&A expenses primarily due to higher compensation costs due to increase in headcount	(401)
Favorable impact on expenses due to the stronger U.S. dollar relative to the euro	455
Operating income for the quarter ended October 3, 2015	$4,642

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

SUNOPTA INC.	38	October 3, 2015 10-Q

Consumer Products
For the quarter ended	October 3, 2015	October 4, 2014	Change	% Change

Revenues	$126,713	$115,570	$11,143	9.6%
Gross Margin	10,982	15,257	(4,275)	-28.0%
Gross Margin %	8.7%	13.2%		-4.5%

Operating Income	$1,863	$7,988	$(6,125)	-76.7%
Operating Income %	1.5%	6.9%		-5.4%

Consumer Products contributed $126,713 in revenues for the quarter ended October 3, 2015, compared to $115,570 for the quarter ended October 4, 2014, a $11,143 or 9.6% increase. Excluding the impact of changes including accretive acquisitions in the year, Consumer Products revenues increased approximately 2.7% . The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenues for the quarter ended October 4, 2014	$115,570
Incremental revenues as a result of Citrusource acquisition on March 2, 2015 and Niagara Natural on August 12, 2015	9,946
Increased sales of re-sealable pouch products, and higher fruit snacks volumes, partially offset by lower volumes of protein-based snacks	4,460
Decreased volumes of private label beverages as well as lower revenues on premium co- manufactured juices	(2,186)
Decreased volumes of private label retail frozen food offerings, partially offset by increased revenues of fruit toppings and bases	(1,077)
Revenues for the quarter ended October 3, 2015	$126,713

Gross margin in Consumer Products decreased by $4,275 to $10,982 for the quarter ended October 3, 2015 compared to $15,257 for the quarter ended October 4, 2014, and the gross margin percentage decreased by 4.5% to 8.7% . The decrease in gross margin as a percentage of revenue was due to lower production volumes leading to lower plant efficiency, as well as increased costs associated with the retrofit of our premium juice facility and expansion activities at our Allentown facility. The table below explains the decrease in gross margin:

Consumer Products Gross Margin Changes
Gross margin for the quarter ended October 4, 2014	$15,257
Decreased contribution from sales of aseptic and non-aseptic private label beverages, as fixed costs have increased from capacity expansion projects, leading to decreased operational efficiencies in advance of volume build	(3,145)
Increased raw material costs and low production volumes for frozen food offerings as well as fruit bases and toppings	(1,295)
Costs associated with the expansion of our Allentown facility for aseptic beverage production and costs associated with ramp-up activities at our premium juice facility in anticipation of increased extraction and bottling volume	(1,525)
Higher volumes of fruit-based snacks, partially offset by decreased contribution from sales of protein-based snacks, as well as lower plant efficiencies due to decreased production volumes	1,057
Incremental margin as a result of Citrusource acquisition on March 2, 2015, partially offset by increased costs associated with the retrofit of our premium juice facility	633
Gross margin for the quarter ended October 3, 2015	$10,982

SUNOPTA INC.	39	October 3, 2015 10-Q

Operating income in Consumer Products decreased by $6,125, or 76.7%, to $1,863 for the quarter ended October 3, 2015, compared to $7,988 for the quarter ended October 4, 2014. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended October 4, 2014	$7,988
Decrease in gross margin, as explained above	(4,275)
Increase in corporate cost allocations, due in part to centralization of services	(1,914)
Lower compensation costs and professional fees driven by the benefit of centralization of services and lower short-term incentive accruals, partially offset by increased costs associated with the acquisitions of Citrusource and Niagara Natural	64
Operating income for the quarter ended October 3, 2015	$1,863

Looking forward, we will continue to invest in our Consumer Products portfolio via internal growth and acquisitions, including the expansion of our aseptic processing capabilities at our Allentown facility, and further investment in our existing aseptic facilities to allow us to produce new carton formats and sizes. In addition, we believe the completion of the Sunrise Acquisition in the fourth quarter of 2015 is transformative for our company as it provides us with a leading market positon in conventional and organic private label IQF fruit. All of these investments are designed to expand our ability to address fast growing markets, strengthen our revenue growth, and drive improvements in our margin profile and operating income. We also remain customer focused and continue to explore new ways to bring new value-added packaged products and processes to market, leveraging our global raw material sourcing and supply capabilities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Opta Minerals
For the quarter ended	October 3, 2015	October 4, 2014	Change	% Change

Revenues	$28,794	$35,879	$(7,085)	-19.7%
Gross Margin	4,323	5,276	(953)	-18.1%
Gross Margin %	15.0%	14.7%		0.3%

Operating Income	$2,105	$898	$1,207	134.4%
Operating Income %	7.3%	2.5%		4.8%

Opta Minerals contributed $28,794 in revenues for the quarter ended October 3, 2015, compared to $35,879 for the quarter ended October 4, 2014, a decrease of $7,085 or 19.7% . The table below explains the decrease in revenue:

Opta Minerals Revenue Changes
Revenues for the quarter ended October 4, 2014	$35,879
Continued economic and competitive pressure in the infrastructure sector, driving down volumes from customers for industrial abrasive and industrial mineral products	(3,861)
Lower volumes from customers and a general slowdown in the steel industry	(3,224)
Revenues for the quarter ended October 3, 2015	$28,794

SUNOPTA INC.	40	October 3, 2015 10-Q

Gross margin for Opta Minerals decreased by $953 to $4,323 for the quarter ended October 3, 2015 compared to $5,276 for the quarter ended October 4, 2014, and the gross margin percentage increased by 0.3% to 15.0%, primarily due to a favorable product mix. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the quarter ended October 4, 2014	$5,276
Margin impact of lower volumes of abrasive and industrial mineral products, as well as decreased plant utilization and pricing pressure from competition	(725)
Margin impact of lower volumes of steel and magnesium products	(228)
Gross margin for the quarter ended October 3, 2015	$4,323

Operating income for Opta Minerals increased by $1,207, or 134.4%, to $2,105 for the quarter ended October 3, 2015, compared to $898 for the quarter ended October 4, 2014. The table below explains the increase in operating income:

Opta Minerals Operating Income Changes
Operating income for the quarter ended October 4, 2014	$898
Decrease in gross margin, as explained above	(953)
Decrease in foreign exchange losses due to translation of foreign denominated loans and intercompany balances	1,398
Decrease in SG&A, primarily due to lower compensation as a result of synergies captured through the rationalization and integration of acquired businesses	762
Operating income for the quarter ended October 3, 2015	$2,105

We have identified Opta Minerals as a non-core holding. Opta Minerals is continuing to review strategic alternatives available to it to enhance value for all shareholders. Opta Minerals is focused on leveraging its global platform to drive expansion of existing product offerings to a wider customer base and new geographies. In addition, it continues to focus on maximizing operating efficiencies through streamlining its manufacturing platform and product portfolio within the markets it serves. We own approximately 66% of Opta Minerals and segment operating income is presented prior to non-controlling interest expense. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. An extended period of softness in the steel and foundry industries, slowdowns in the economy, or delays in bringing new products and operations completely online, along with the other factors described above under “Forward-Looking Statements,” could have a further adverse impact on the results of operations of Opta Minerals.

SUNOPTA INC.	41	October 3, 2015 10-Q

Corporate Services
For the quarter ended	October 3, 2015	October 4, 2014	Change	% Change

Operating Loss	$(2,405)	$(3,590)	$1,185	33.0%

Operating loss at Corporate Services decreased by $1,185 to $2,405 for the quarter ended October 3, 2015, from a loss of $3,590 for the quarter ended October 4, 2014. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended October 4, 2014	$(3,590)
Increase in corporate management fees that are allocated to SunOpta operating groups, due in part to a centralization of services	2,834
Increased information technology IT consulting, professional fees and other general office spending, including higher litigation-related legal costs	(1,000)
Higher compensation-related costs due to increased headcount, stock-based compensation and health benefits, partially offset by lower short-term incentive accruals	(453)
Increase in foreign exchange losses	(196)
Operating loss for the quarter ended October 3, 2015	$(2,405)

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

SUNOPTA INC.	42	October 3, 2015 10-Q

Consolidated Results of Operations for the three quarters ended October 3, 2015 and October 4, 2014

	October 3,	October 4,
For the three quarters ended	2015	2014	Change	Change
	$	$	$	%
Revenues
SunOpta Foods	828,756	852,174	(23,418)	-2.7%
Opta Minerals	87,925	105,667	(17,742)	-16.8%
Total revenues	916,681	957,841	(41,160)	-4.3%

Gross profit
SunOpta Foods	85,132	98,465	(13,333)	-13.5%
Opta Minerals	12,102	16,688	(4,586)	-27.5%
Total gross profit	97,234	115,153	(17,919)	-15.6%

Segment operating income (loss)(1)
SunOpta Foods	29,049	46,666	(17,617)	-37.8%
Opta Minerals	2,313	3,494	(1,181)	-33.8%
Corporate Services	(6,006)	(9,201)	3,195	34.7%
Total segment operating income	25,356	40,959	(15,603)	-38.1%

Other expense (income), net	6,165	(993)	7,158	720.8%
Earnings from continuing operations before the following	19,191	41,952	(22,761)	-54.3%
Interest expense, net	6,835	6,128	707	11.5%
Impairment loss on investment	-	8,441	(8,441)	-100.0%
Provision for income taxes	5,969	12,290	(6,321)	-51.4%
Earnings from continuing operations	6,387	15,093	(8,706)	-57.7%

Earnings (loss) attributable to non-controlling interests	(1,472)	426	(1,898)	-445.5%
Earnings (loss) from discontinued operations, net of taxes	(262)	297	(559)	-188.2%

Earnings attributable to SunOpta Inc.(2)	7,597	14,964	(7,367)	-49.2%

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

	Global	Consumer		SunOpta	Opta	Corporate	Consol-
	Ingredients	Products		Foods	Minerals	Services	idated
For the three quarters ended	$	$	$	$	$	$	$
October 3, 2015
Segment operating income (loss)	23,934	5,115		29,049	2,313	(6,006)	25,356
Other expense, net	(379)	(534)		(913)	(1,772)	(3,480)	(6,165)
Earnings (loss) from continuing operations before the following	23,555	4,581		28,136	541	(9,486)	19,191

October 4, 2014
Segment operating income (loss)	19,254	27,412		46,666	3,494	(9,201)	40,959
Other income (expense), net	757	1,336		2,093	(1,063)	(37)	993
Earnings (loss) from continuing operations before the following	20,011	28,748		48,759	2,431	(9,238)	41,952

SUNOPTA INC.	43	October 3, 2015 10-Q

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

(2)

The following table presents a reconciliation of adjusted earnings from earnings attributable to SunOpta Inc., which we consider to be the most directly comparable U.S. GAAP financial measure (refer to note (1) to the “Consolidated Results of Operations for the quarters ended October 3, 2015 and October 4, 2014”.

	SunOpta Foods		Opta Minerals			Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the three quarters ended	$	$	$	$	$	$
October 3, 2015
Earnings (loss) attributable to SunOpta Inc.	10,294	0.15	(2,697)	(0.04)	7,597	0.11
Loss from discontinued operations, net of income taxes	262	-	-	-	262	-
Earnings (loss) from continuing operations attributable to SunOpta Inc.	10,556	0.15	(2,697)	(0.04)	7,859	0.11
Adjusted for:
Demurrage, detention and other related expenses(a)(c)	1,858		-		1,858
Plant expansion and start-up costs(a)	2,220		-		2,220
Litigation costs(b)	1,177		-		1,177
Other expense, net	4,393		1,772		6,165
Net income tax effect of preceding adjustments	(3,658)		(469)		(4,127)
Non-controlling interests' share of preceding adjustments	-		(467)		(467)
Adjusted earnings (loss)	16,546	0.24	(1,861)	(0.03)	14,685	0.21

October 4, 2014
Earnings attributable to SunOpta Inc.	14,541	0.21	423	0.01	14,964	0.22
Earnings from discontinued operations, net of income taxes	(297)	-	-	-	(297)	-
Earnings from continuing operations attributable to SunOpta Inc.	14,244	0.21	423	0.01	14,667	0.21
Adjusted for:
Impairment loss on investment	8,441		-		8,441
Other expense (income), net	(1,826)		833		(993)
Net income tax effect of preceding adjustments	652		(153)		499
Non-controlling interests' share of preceding adjustments	-		(135)		(135)
Adjusted earnings	21,511	0.32	968	0.01	22,479	0.33

(a)	Included in cost of goods sold.
(b)	Included in selling, general and administrative expenses.
(c)	Demurrage, detention and other related expenses represent additional logistics costs stemming from capacity constraints on imports and exports within the Global Ingredients segment.

Revenues for the three quarters ended October 3, 2015 decreased by 4.3% to $916,681 from $957,841 for the three quarters ended October 4, 2014. Revenues in SunOpta Foods decreased by 2.7% to $828,756 and revenues in Opta Minerals decreased by 16.8% to $87,925. For the first three quarters of 2015, compared with the first three quarters of 2014, changes in foreign exchange rates caused a decline in revenue of approximately $30,300 on a consolidated basis and approximately $25,500 within SunOpta Foods; changes in commodity-related pricing caused a decline in revenue of approximately $8,900 on a consolidated basis and within SunOpta Foods; and business acquisitions, product rationalizations and other changes caused a net increase in revenue of approximately $1,600 on a consolidated basis and within SunOpta Foods. In addition, the additional week of sales in the first three quarters of 2014 contributed to a decline of approximately $21,281 in year-over-year revenues on a consolidated basis and within SunOpta Foods. Excluding the impact of these items, revenues increased approximately 1.9% on a consolidated basis and approximately 3.7% within SunOpta Foods. SunOpta Foods’ revenues reflected stronger demand for organic ingredients in the U.S. and Europe, offset by the impact of lower volumes of consumer-based aseptic beverage and frozen food retail products, as well as lower sunflower and grain-based ingredient volumes. At Opta Minerals, the decrease in revenues reflected competitive pressure in the infrastructure sector and a cyclical slowdown in the steel industry.

October 3, 2015 10-Q
SUNOPTA INC.	44	October 3, 2015 10-Q

Gross profit decreased $17,919, or 15.6%, to $97,234 for the three quarters ended October 3, 2015, compared with $115,153 for the three quarters ended October 4, 2014. As a percentage of revenues, gross profit for the three quarters ended October 3, 2015 was 10.6% compared to 12.0% for the three quarters ended October 4, 2014, a decrease of 1.4% . Within SunOpta Foods, the gross profit percentage was 10.3% for the first three quarters of 2015, compared with 11.6% for the first three quarters of 2014. The gross profit percentage within SunOpta Foods for the first three quarters of 2015 would have been approximately 10.7%, excluding the impact of approximately $1,858 in additional logistics costs stemming from transloading capacity constraints on imports and exports of organic raw materials which led to demurrage, detention and other related expenses within Global Ingredients; and approximately $1,525 of costs related to the retrofit of our premium juice facility and expansion of our Allentown, Pennsylvania facility to add aseptic beverage processing and filling capabilities. The 0.9% decrease in SunOpta Foods gross profit percentage on an adjusted basis mainly reflected lower capacity utilization and a higher cost base within consumer-based product categories due to recent expansion activities, partially offset by improved performance in our rationalized sunflower operations and increased margin contribution from higher volumes of organic ingredients. The gross profit percentage at Opta Minerals declined to 13.8% in the first three quarters of 2015, compared with 15.8% in the first three quarters of 2014, primarily due to lower volumes of higher-margin steel products and competitive pricing pressure for abrasive and industrial mineral products, as well as the impact of approximately $900 of reserves for slow-moving abrasives inventories.

Total segment operating income for the three quarters ended October 3, 2015 decreased by $15,603, or 38.1%, to $25,356, compared with $40,959 for the three quarters ended October 4, 2014. As a percentage of revenues, segment operating income was 2.8% for the three quarters ended October 3, 2015, compared with 4.3% for the three quarters ended October 4, 2014. The decrease in segment operating income reflected lower overall gross profit as described above, partially offset by a $1,455 decrease in SG&A expenses, reflecting lower employee short-term incentive accruals tied to operating performance and controlled discretionary spending at SunOpta Foods; the benefit from SG&A headcount and other restructuring activities at Opta Minerals; and the favorable impact of a stronger U.S. dollar on SG&A expenses denominated in Canadian dollars and euros. Those factors were partially offset by incremental expenses related to Citrusource and Niagara Natural, and higher litigation-related legal costs mainly related to the Plum dispute (as described in note 14 to the interim consolidated financial statements). As a percentage of revenues, SG&A expenses were 7.6% on a consolidated basis and 7.2% within SunOpta Foods. Excluding the impact of litigation costs of $383, SG&A as a percentage of revenues within SunOpta Foods for the third quarter of 2015 would have been approximately 7.0%, which is in-line with our intention of maintaining SG&A below 8% of revenues within SunOpta Foods.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the three quarters ended October 3, 2015 of $6,165 included severance costs of $3,413 mainly related to our CEO succession, as well as the departure of the former President and CEO of Opta Minerals during the second quarter of 2015; business development costs of $1,658, primarily incurred in connection with the Sunrise Acquisition and the acquisitions of Citrusource and Niagara Natural, as well as the strategic review of Opta Minerals; and plant closure costs of $392 at Opta Minerals related to the under-performance of certain of its industrial minerals operations. Other expense for the three quarters ended October 4, 2014 of $993 included a gain on sale of assets of $1,018, related to the disposal of certain of our sunflower production and storage facilities in order to reduce the cost structure and improve the production capacity utilization within our North American sunflower operations, and a gain of $1,373 on the settlement of the earn-out related to the acquisition of Edner of Nevada, Inc. in December 2010. These gains were partially offset by employee severance costs (including employees affected by the closure and sale of the sunflower facilities) and an asset impairment charge of $505 at Opta Minerals related to the closure of one of its industrial minerals plants.

The increase in interest expense of $707 to $6,835 for the three quarters ended October 3, 2015, compared with $6,128 for the three quarters ended October 4, 2014, was primarily due to an acceleration of the amortization of deferred financing costs related to Opta Minerals’ non-revolving term credit facility of $655 and the reclassification of the accumulated amount recorded in other comprehensive earnings/loss related to the interest rate swaps used to hedge a portion of Opta Minerals’ non-revolving term credit facility of $458, all in connection with the breach by Opta Minerals of certain of its financial covenants in the second quarter of 2015, partially offset by lower overall borrowings within SunOpta Foods.

In the third quarter of 2014, we recognized an impairment loss of $8,441 on our non-core investment in Enchi Corporation (“Enchi”).

SUNOPTA INC.	45	October 3, 2015 10-Q

The provision for income tax for the three quarters ended October 3, 2015 was $5,969, or 48.3% of earnings before taxes, compared with $12,290, or 34.3% of earnings before taxes, for the three quarters ended October 4, 2014 (excluding the impairment loss on investment for which the related deferred tax asset is considered more likely than not to be unrealized). The increase in the effective tax rate mainly reflected a valuation allowance of approximately $1,600 recorded by Opta Minerals in the second quarter of 2015 in connection with the current uncertainty as to its ability to realize certain deferred tax assets, partially offset by a change in the jurisdictional mix of earnings, which reflected lower pre-tax earnings within our U.S.-based consumer products operations, and increased profitability in our international sourcing and supply operations.

Losses attributable to non-controlling interests for the three quarters ended October 3, 2015 were $1,472, compared with earnings of $426 for the three quarters ended October 4, 2014, which primarily reflected lower year-over-year net earnings at Opta Minerals.

On a consolidated basis, we recognized earnings of $7,597 (diluted earnings per share of $0.11) for the three quarters ended October 3, 2015, compared with earnings of $14,964 (diluted earnings per share of $0.21) for the three quarters ended October 4, 2014.

For the three quarters ended October 3, 2015, adjusted earnings were $14,685 or $0.21 per diluted share on a consolidated basis and $16,546 or $0.24 per diluted share within SunOpta Foods, as compared to adjusted earnings of $22,479 or $0.33 per diluted share on a consolidated basis and $21,511 or $0.32 per diluted share within SunOpta Foods for the three quarters ended October 4, 2014. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

SunOpta Foods
For the three quarters ended	October 3, 2015	October 4, 2014	Change	% Change

Revenues	$828,756	$852,174	$(23,418)	-2.7%
Gross Margin	85,132	98,465	(13,333)	-13.5%
Gross Margin %	10.3%	11.6%		-1.3%

Operating Income	$29,049	$46,666	$(17,617)	-37.8%
Operating Income %	3.5%	5.5%		-2.0%

SunOpta Foods contributed $828,756 or 90.4% of consolidated revenue for the three quarters ended October 3, 2015, compared with $852,174 or 89.0% of consolidated revenues for the three quarters ended October 4, 2014, a decrease of $23,418 or 2.7% . The table below explains the decrease in revenue by reportable segment for SunOpta Foods:

SunOpta Foods Revenue Changes
Revenues for the three quarters ended October 4, 2014	$852,174
Increase in Global Ingredients	1,838
Decrease in Consumer Products	(3,975)
Impact on revenues from one additional week in the first quarter of 2014	(21,281)
Revenues for the three quarters ended October 3, 2015	$828,756

SUNOPTA INC.	46	October 3, 2015 10-Q

Gross margin in SunOpta Foods decreased by $13,333, or 13.5%, for the three quarters ended October 3, 2015 to $85,132, or 10.3% of revenues, compared to $98,465, or 11.6% of revenues for the three quarters ended October 4, 2014. The table below explains the decrease in gross margin by reportable segment for SunOpta Foods:

SunOpta Foods Gross Margin Changes
Gross margin for the three quarters ended October 4, 2014	$98,465
Increase in Global Ingredients	5,403
Decrease in Consumer Products	(18,736)
Gross margin for the three quarters ended October 3, 2015	$85,132

Operating income in SunOpta Foods decreased by $17,617, or 37.8%, for the three quarters ended October 3, 2015 to $29,049 or 3.5% of revenues, compared to $46,666 or 5.5% of revenues for the three quarters ended October 4, 2014. The table below explains the decrease in operating income for SunOpta Foods:

SunOpta Foods Operating Income Changes
Operating income for the three quarters ended October 4, 2014	$46,666
Decrease in gross margin, as noted above	(13,333)
Increase in corporate cost allocations, due in part to centralization of services	(7,890)
Increase in foreign exchange gains	1,725
Lower SG&A costs	1,881
Operating income for the three quarters ended October 3, 2015	$29,049

Further details on revenue, gross margin and operating income variances within SunOpta Foods are provided in the segmented operations information that follows.

Global Ingredients
For the three quarters ended	October 3, 2015	October 4, 2014	Change	% Change

Revenues	$467,405	$477,240	$(9,835)	-2.1%
Gross Margin	53,225	47,822	5,403	11.3%
Gross Margin %	11.4%	10.0%		1.4%

Operating Income	$23,934	$19,254	$4,680	24.3%
Operating Income %	5.1%	4.0%		1.1%

SUNOPTA INC.	47	October 3, 2015 10-Q

Global Ingredients contributed $467,405 in revenues for the three quarters ended October 3, 2015, compared to $477,240 for the three quarters ended October 4, 2014, a decrease of $9,835 or 2.1% . Excluding the impact of changes including foreign exchange rates, commodity-related pricing, product rationalizations, and the additional week of sales in the first quarter of 2014, Global Ingredients revenues increased approximately 13.0% . The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the three quarters ended October 4, 2014	$477,240
Unfavorable foreign exchange impact on euro denominated sales due to the stronger U.S. dollar	(25,474)
Lower volumes of sunflower in-shell and kernel, and grain snacks, partially offset by higher volumes for non-GMO corn and soy	(21,089)
Impact on revenues for one additional week in the first quarter of 2014	(11,673)
Decreased pricing of non-GMO corn, soy and sunflower, partially offset by increased pricing of organic feed and agronomy products	(11,421)
Higher international sales volumes of organic fruits and vegetables, seeds and nuts, cocoa, oils, and organic feed, partially offset by lower volumes of sugar and sweeteners	34,792
Higher U.S. domestic sales volumes of organic fruits and vegetables, oils, coconut, and organic feed, partially offset by lower volumes of sugar and sweeteners, cocoa and quinoa	25,030
Revenues for the three quarters ended October 3, 2015	$467,405

Gross margin in Global Ingredients increased by $5,403 to $53,225 for the three quarters ended October 3, 2015 compared to $47,822 for the three quarters ended October 4, 2014, and the gross margin percentage increased by 1.4% to 11.4% . The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix of higher margin organic raw materials and improved sunflower processing yields and operating efficiencies, partially offset by demurrage, detention and other costs resulting from transloading capacity constraints and lower pricing spreads on non-GMO and specialty soy and corn. The table below explains the increase in gross margin:

Global Ingredients Gross Margin Changes
Gross margin for the three quarters ended October 4, 2014	$47,822
Margin impact of increased volumes and favorable product mix of organic raw ingredients, as well as improved plant efficiencies at our cocoa processing facility, partially offset by demurrage, detention and other related costs resulting from transloading capacity constraints	7,261
Improved sunflower processing yields and operating efficiencies	489
Unfavorable impact on gross margins due to weaker euro relative to U.S. dollar, partially offset by mark to market gains related to commodity futures contracts for cocoa and other commodities	(2,207)
Margin impact of lower pricing spread on non-GMO soy and grain ingredients in the first few months of the year, partially offset by higher prices on grain snacks, organic feed and corn	(140)
Gross margin for the three quarters ended October 3, 2015	$53,225

SUNOPTA INC.	48	October 3, 2015 10-Q

Operating income in Global Ingredients increased by $4,680, or 24.3%, to $23,934 for the three quarters ended October 3, 2015, compared to $19,254 for the three quarters ended October 4, 2014. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the three quarters ended October 4, 2014	$19,254
Increase in gross margin, as explained above	5,403
Favorable impact on expenses due to the stronger U.S. dollar relative to the euro	1,543
Decreased SG&A expenses due to lower discretionary spending	232
Increased foreign exchange gains on forward derivative contracts	182
Increase in corporate cost allocations, due in part to centralization of services	(2,680)
Operating income for the three quarters ended October 3, 2015	$23,934

Consumer Products
For the three quarters ended	October 3, 2015	October 4, 2014	Change	% Change

Revenues	$361,351	$374,934	$(13,583)	-3.6%
Gross Margin	31,907	50,643	(18,736)	-37.0%
Gross Margin %	8.8%	13.5%		-4.7%

Operating Income	$5,115	$27,412	$(22,297)	-81.3%
Operating Income %	1.4%	7.3%		-5.9%

Consumer Products contributed $361,351 in revenues for the three quarters ended October 3, 2015, compared to $374,934 for the three quarters ended October 4, 2014, a $13,583 or 3.6% decrease. Excluding the impact of changes including accretive acquisitions in the year, and the additional week of sales in the first quarter of 2014, Consumer Products revenues decreased approximately 4.1% . The table below explains the decrease in revenue:

Consumer Products Revenue Changes
Revenues for the three quarters ended October 4, 2014	$374,934
Lower volumes of aseptic beverages due to a change in mix and lower sales to the retail channel, in particular almond-based beverage sales, partially offset by increased sales of coconut based non-dairy into the food service channel, as well as lower sales of private label-beverages	(16,076)
Impact on revenues for one additional week in the first quarter of 2014	(9,608)
Decreased volumes of private label retail frozen food offerings, partially offset by increased revenues of fruit toppings and bases	(4,264)
Decreased sales volumes of fruit- and protein-based snacks, partially offset by incremental revenues from Niagara Natural business acquired in August 2015	(3,686)
Incremental revenues as a result of Citrusource acquisition on March 2, 2015 and Niagara Natural on August 12, 2015	20,051
Revenues for the three quarters ended October 3, 2015	$361,351

Gross margin in Consumer Products decreased by $18,736 to $31,907 for the three quarters ended October 3, 2015 compared to $50,643 for the three quarters ended October 4, 2014, and the gross margin percentage decreased by 4.7% to 8.8% . The decrease in gross margin as a percentage of revenue was due to lower production volumes leading to lower plant efficiency, increased raw material costs along with a delay in price increases, as well as increased costs associated with the retrofit of our premium juice facility and expansion activities at our Allentown facility. The table below explains the decrease in gross margin:

SUNOPTA INC.	49	October 3, 2015 10-Q

Consumer Products Gross Margin Changes
Gross margin for the three quarters ended October 4, 2014	$50,643
Decreased contribution from sales of aseptic and non-aseptic private label beverages, as well as lower production volumes leading to decreased operational efficiencies in advance of volume build	(9,291)
Increased raw material costs, delayed price increases, and lower volumes for frozen food offerings as well as fruit bases and toppings	(6,887)
Costs associated with the expansion of our Allentown facility for aseptic beverage production and costs associated with ramp-up activities at our premium juice facility in anticipation of increased extraction and bottling volume	(2,220)
Decreased contribution from sales of protein-based snacks, as well as lower plant efficiencies due to decreased production volumes, partially offset by higher volumes of re-sealable pouch products and fruit-based snacks	(1,226)
Incremental margin as a result of Citrusource acquisition on March 2, 2015, partially offset by increased costs associated with the retrofit of our premium juice facility	888
Gross margin for the three quarters ended October 3, 2015	$31,907

Operating income in Consumer Products decreased by $22,297, or 81.3%, to $5,115 for the three quarters ended October 3, 2015, compared to $27,412 for the three quarters ended October 4, 2014. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the three quarters ended October 4, 2014	$27,412
Decrease in gross margin, as explained above	(18,736)
Increase in corporate cost allocations due in part to centralization of services	(5,210)
Lower compensation costs and professional fees driven by the benefit of centralization of services and lower short-term incentive accruals, partially offset by increased costs associated with the acquisitions of Citrusource and Niagara Natural	1,649
Operating income for the three quarters ended October 3, 2015	$5,115

Opta Minerals
For the three quarters ended	October 3, 2015	October 4, 2014	Change	% Change

Revenues	$87,925	$105,667	$(17,742)	-16.8%
Gross Margin	12,102	16,688	(4,586)	-27.5%
Gross Margin %	13.8%	15.8%		-2.0%

Operating Income	$2,313	$3,494	$(1,181)	-33.8%
Operating Income %	2.6%	3.3%		-0.7%

October 3, 2015 10-Q
SUNOPTA INC.	50	October 3, 2015 10-Q

Opta Minerals contributed $87,925 in revenues for the three quarters ended October 3, 2015, compared to $105,667 for the three quarters ended October 4, 2014, a decrease of $17,742 or 16.8% . The table below explains the decrease in revenue:

Opta Minerals Revenue Changes
Revenues for the three quarters ended October 4, 2014	$105,667
Continued economic and competitive pressure in the infrastructure sector, driving down ordered volumes from customers for abrasive and industrial mineral products	(10,901)
Lower ordered volumes from customers and a general slowdown in the steel industry	(6,841)
Revenues for the three quarters ended October 3, 2015	$87,925

Gross margin for Opta Minerals decreased by $4,586 to $12,102 for the three quarters ended October 3, 2015 compared to $16,688 for the three quarters ended October 4, 2014, and the gross margin percentage decreased by 2.0% to 13.8% . The decrease in gross margin as a percentage of revenue was due primarily to unfavorable changes in product mix, reflecting lower volumes of higher-margin steel and magnesium products, and increased raw material costs. The table below explains the decrease in gross margin:

Opta Minerals Gross Margin Changes
Gross margin for the three quarters ended October 4, 2014	$16,688
Margin impact of lower volumes of steel and magnesium products	(2,463)
Margin impact of lower volumes of abrasive and industrial mineral products, as well as increased raw material costs and decreased plant utilization	(2,123)
Gross margin for the three quarters ended October 3, 2015	$12,102

Operating income for Opta Minerals decreased by $1,181, or 33.8%, to $2,313 for the three quarters ended October 3, 2015, compared to $3,494 for the three quarters ended October 4, 2014. The table below explains the decrease in operating income:

Opta Minerals Operating Income Changes
Operating income for the three quarters ended October 4, 2014	$3,494
Decrease in gross margin, as explained above	(4,586)
Decrease in SG&A, primarily due to lower compensation as a result of synergies captured through the rationalization and integration of acquired businesses	2,098
Increase in foreign exchange gains due to translation of foreign denominated loans and intercompany balances	1,307
Operating income for the three quarters ended October 3, 2015	$2,313

SUNOPTA INC.	51	October 3, 2015 10-Q

Corporate Services
For the three quarters ended	October 3, 2015	October 4, 2014	Change	% Change

Operating Loss	$(6,006)	$(9,201)	$3,195	34.7%

Operating loss at Corporate Services decreased by $3,195 to $6,006 for the three quarters ended October 3, 2015, from a loss of $9,201 for the three quarters ended October 4, 2014. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the three quarters ended October 4, 2014	$(9,201)
Increase in corporate management fees that are allocated to SunOpta operating groups	7,890
Increased IT consulting, professional fees and other general office spending, including higher litigation-related legal costs	(2,471)
Higher compensation-related costs due to increased headcount, stock-based compensation and health benefits, partially offset by lower short-term incentive accruals	(1,940)
Increase in foreign exchange losses	(284)
Operating loss for the three quarters ended October 3, 2015	$(6,006)

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

Second Lien Loan Agreement

On October 9, 2015 (the “funding date”), SunOpta Foods Inc. and certain of our other subsidiaries entered into the Loan Agreement with a group of lenders, pursuant to which we borrowed an aggregate principal amount of $330,000 of term loans. The net proceeds of the Loan Agreement were used to partially fund the Sunrise Acquisition, as described above under “Business Development – Sunrise Holdings (Delaware), Inc.”. The term loans made under the Loan Agreement on the funding date (the “Initial Loans”) mature on the first anniversary of the funding date. If any Initial Loans remain outstanding on the first anniversary of the funding date and no bankruptcy event of default then exists, all Initial Loans then outstanding automatically convert into term loans that would mature on the seventh anniversary of the funding date. We intend to explore alternative long-term financing arrangements to replace the Initial Loans prior to the first anniversary of the funding date. However, we cannot be certain whether such financing will be available to us on acceptable terms or at all. In addition, we may be required under the terms of the financing commitments that we received in connection with the Sunrise Acquisition to incur long-term financing to replace the Initial Loans at an interest rate of up to 9.5% per annum at any time prior to the first anniversary of the funding date, which could cause our interest expense to increase.

SUNOPTA INC.	52	October 3, 2015 10-Q

For more information on the Loan Agreement, see note 16 to the interim consolidated financial statements.

North American Credit Facilities

On September 22, 2015, we entered into a first amending agreement to our amended and restated credit agreement dated July 27, 2012, which extended the maturity date of our North American credit facilities from July 27, 2016 to January 27, 2017. The North American credit facilities comprise secured revolving credit facilities of Cdn $10,000 and $165,000, as well as an additional $50,000 in availability upon the exercise of an uncommitted accordion feature. Outstanding principal amounts under these facilities are repayable in full on the maturity date. These facilities support our core North American food operations.

For more information on the North American Credit Facilities, see note 7 to the interim consolidated financial statements.

European Credit Facilities

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

For more information on the European Credit Facilities, see note 7 to the interim consolidated financial statements.

Opta Minerals Credit Facilities

On May 8, 2014, Opta Minerals amended and extended its credit agreement dated May 18, 2012, which provides for a Cdn $20,000 revolving term credit facility and a Cdn $52,500 non-revolving term credit facility. The revolving term credit facility was due to mature on August 14, 2015, but the lenders extended the maturity date from August 14, 2015 to October 2, 2015 and then from October 2, 2015 to November 30, 2015. The non-revolving term credit facility is due to mature on May 18, 2017, unless earlier payment is required due to an event of default. These credit facilities are specific to the operations of Opta Minerals; are standalone and separate from facilities used to finance our core food operations; and are without recourse to SunOpta Inc.

As described above under “Opta Minerals Inc. Going Concern Uncertainty”, as at June 30, 2015 and September 30, 2015, Opta Minerals was not in compliance with all of its financial covenants under its credit agreement. Failure to meet a financial covenant constitutes an event of default, unless the lenders agree to a waiver or amendment. On August 11, 2015, in respect of the June 30, 2015 default, and October 30, 2015, in respect of the September 30, 2015 default, Opta Minerals obtained waivers in respect of the aforementioned covenant requirements from its lenders, provided that Opta Minerals meets certain additional financial covenants. As there is no assurance that Opta Minerals will be in compliance with all its financial covenants at all measurement dates within the next 12 months, the non-revolving term credit facility has been classified as current on the consolidated balance sheet as at October 3, 2015.

For more information on the Opta Minerals Credit Facilities, see note 7 to the interim consolidated financial statements.

We have an effective registration statement on file with the U.S. Securities and Exchange Commission, pursuant to which we may offer up to $200,000 of debt, equity and other securities. We also have a prospectus on file with Canadian securities regulators covering the offer and sale of up to $200,000 of debt, equity and other securities. As described above under “Business Development – Sunrise Holdings (Delaware), Inc.”, we issued 16.7 million of our common shares for gross proceeds of $100,020 under the U.S. registration statement and the Canadian prospectus. While the remaining amount of $99,980 available under U.S. registration statement and the Canadian prospectus could be used by us for a public offering of debt, equity or other securities to raise additional capital, our ability to conduct any such future offerings will be subject to market conditions.

SUNOPTA INC.	53	October 3, 2015 10-Q

On February 27, 2015, our Board of Directors approved a share repurchase program, pursuant to which we may make purchases, from time to time, of up to $30,000 of our common shares. This program will terminate after one year or at such time as we complete our purchases. The amount of common shares to be purchased and the timing of purchases may be subject to various factors, including the market price of the common shares, general market conditions, our capital requirements, alternate investment opportunities, and restrictions under our credit agreements and applicable law. In no event will we acquire shares representing in excess of 5% of our issued and outstanding shares unless all necessary regulatory approvals have been obtained. The common shares to be repurchased will be funded using existing resources; however, there is no assurance that any shares will be repurchased and we may elect to suspend or discontinue the program at any time. As at November 12, 2015, we had not repurchased any common shares under this program. In light of the Sunrise Acquisition and related debt and equity financing transactions, including restrictive covenants contained in the Loan Agreement, we do not expect to repurchase any common shares during 2015.

In order to finance significant acquisitions or other business investments that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock as consideration in an acquisition. There can be no assurance that these types of financing would be available or, if so, on terms that are acceptable to us.

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be limited.

Cash Flows

Cash flows for the quarter ended October 3, 2015

Net cash and cash equivalents increased $94,603 in the third quarter of 2015 to $98,989 as at October 3, 2015, compared with $4,386 as at July 4, 2015, which primarily reflected the following sources of cash:

•	net proceeds from the issuance of common shares of $95,344, which were used to fund a portion of the purchase price of the Sunrise Acquisition; and

•	cash provided by continuing operating activities of $22,672.

These sources of cash were partially offset by:

•	capital expenditures of $7,373, primarily related to the expansion of our Allentown facility; and

•	upfront consideration of $6,475 paid in connection with the acquisition of Niagara Natural; and

•	net repayments under our line of credit facilities of $6,309.

Cash provided by operating activities of continuing operations was $22,672 in the third quarter of 2015, compared with $18,327 in the third quarter of 2014, an increase of $4,345, reflecting strong working capital cash inflows in the third quarter of 2015, partially offset by a decline in year-over-year operating performance within our consumer products operations.

Cash used in investing activities of continuing operations was $13,631 in the third quarter of 2015, compared with $727 in the third quarter of 2014, an increase in cash used of $12,904, which mainly reflected the upfront payment of $6,475 to acquire Niagara Natural in the third quarter of 2015, compared with cash proceeds of $5,688 received in the third quarter of 2014 from the sale of certain of our sunflower facilities.

Cash provided by financing activities of continuing operations was $85,731 in the third quarter of 2015, compared with cash used of $16,801 in the third quarter of 2014, an increase in cash provided of $102,532, which mainly reflected the net proceeds from the issuance of common shares of $95,344 in the third quarter of 2015. In addition, repayments under our line of credit facilities were lower by $9,664 in the third quarter of 2015, compared with the third quarter of 2014, mainly reflecting in the upfront payment to acquire Niagara Natural in the third quarter of 2015.

SUNOPTA INC.	54	October 3, 2015 10-Q

Cash flows for the three quarters ended October 3, 2015

Net cash and cash equivalents increased $89,051 in the first three quarters of 2015 to $98,989 as at October 3, 2015, compared with $9,938 as at January 3, 2015, which primarily reflected the following sources of cash:

•	net proceeds of $95,344 from the issuance of common shares;

•	net borrowings under our line of credit facilities of $29,757;

•	cash proceeds on the exercise of stock options and warrants of $7,357 in the aggregate; and

•	cash provided by continuing operating activities of $6,042.

These uses of cash were partially offset by:

•	capital expenditures of $22,812, primarily related to retrofit of our premium juice facility and expansion of our Allentown facility; and

•	upfront consideration of $19,775 in the aggregate paid in connection with the acquisitions of Citrusource and Niagara Natural.

Cash provided by operating activities of continuing operations was $6,042 in the first three quarters of 2015, compared with $39,175 in the first three quarters of 2014, a decrease of $33,133, reflecting increased working capital requirements to support the growth in our international sourcing and supply operations and a decline in year-over-year operating performance within our consumer products operations.

Cash used in investing activities of continuing operations was $42,326 in the first three quarters of 2015, compared with $9,032 in the first three quarters of 2014, an increase in cash used of $33,294, which mainly reflected the total upfront payments of $19,775 to acquire Citrusource and Niagara Natural, and an increase in capital expenditures of $10,247 in the first three quarters of 2015, compared with the first three quarters of 2014. In addition, we received cash proceeds of $5,688 for the sale of the sunflower facilities in the first three quarters of 2014.

Cash provided by financing activities of continuing operations was $125,611 in the first three quarters of 2015, compared with cash used of $31,144 in the first three quarters of 2014, an increase in cash provided of $156,755, which mainly reflected the net proceeds from the issuance of common shares of $95,344 in the third quarter of 2015, as well as cash proceeds on the exercise of stock options and warrants of $7,357 in the aggregate in the first three quarters of 2015. In addition, borrowings under our line of credit facilities were $29,757 in the first three quarters of 2015, compared with repayments of $29,538 in the first three quarters of 2014, reflecting increased working capital requirements and lower year-over-year operating cash flows, as well as the Citrusource and Niagara Natural upfront payments and higher capital spending in the first three quarters of 2015, compared with the first three quarters of 2014.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

Except for the Loan Agreement and first amending agreement to our North American credit facilities described above under “Liquidity and Capital Resources”, there have been no material changes outside the normal course of business in our contractual obligations since January 3, 2015.

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

SUNOPTA INC.	55	October 3, 2015 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of the Form 10-K. There have been no material changes to our exposures to market risks since January 3, 2015, except as set forth below.

Interest Rate Risk

At our election, interest on the Initial Loans made under the Loan Agreement is initially determined by reference to either: (i) London Interbank Offered Rate (“LIBOR”) (subject to a 1.0% per annum floor) plus an applicable margin of 6.0% per annum; or (ii) an alternate base rate specified in the Loan Agreement plus an applicable margin of 5.0% . The applicable margin increases by 0.50% at the end of each three-month period after the funding date until the first anniversary of the funding date. In each case, the Initial Loans carry a maximum interest rate of 9.5% per annum. A 100 basis-point increase in interest rates, based on LIBOR, would have an annualized pre-tax effect of approximately $3,300 on interest expense in our consolidated statements of operations, based on current principal outstanding of $330,000; however, an increase in LIBOR would only impact interest expense to the extent that the increase exceeds the 1.0% per annum floor and to the extent that LIBOR plus the applicable margin on the Initial Loans does not exceed the maximum interest rate.

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

Under the supervision and with the participation of our management, including our CEO and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of October 3, 2015.

SUNOPTA INC.	56	October 3, 2015 10-Q

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended October 3, 2015. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The Sunrise Acquisition represents a material change in internal control over financial reporting since management’s last assessment of our internal control over financial reporting that was completed as of January 3, 2015. Prior to being acquired by us, Sunrise operated as a private company, which was not subject to public company reporting requirements, including requirements of Section 404(b) of the Sarbanes-Oxley Act. We intend to extend our Sarbanes-Oxley Section 404 compliance program to include the Sunrise business; however, we do not anticipate completing an evaluation and review of the internal control over financial reporting for Sunrise by January 2, 2016, the date of management’s next assessment of our internal control over financial reporting. Accordingly, management expects to exclude Sunrise from its assessment of the effectiveness of our internal control over financial reporting as of January 2, 2016.

SUNOPTA INC.	57	October 3, 2015 10-Q

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

Legacy Sunrise Dispute

In April 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, alleging various wage and hour violations was filed against Sunrise Growers, Inc. (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes approximately 4,000 to 4,500 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties are currently engaged in pre-class certification discovery. The Company is unable to estimate any potential liabilities relating to this proceeding, and any such liabilities could be material.

From time to time, we are involved in other litigation incident to the ordinary conduct of our business. For a discussion of legal proceedings, see note 14 to the interim consolidated financial statements included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business, operations and financial condition are subject to various risks and uncertainties, including those described below and elsewhere in this report. We believe the most significant of these risks and uncertainties are described below, any of which could adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment. There may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. Consequently, you should not consider the following to be a complete discussion of all possible risks or uncertainties applicable to our business. These risk factors should be read in conjunction with the other information in this report and in the other documents that we file from time to time with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

Risks Related to Our Business

We operate in a highly competitive industry

We operate businesses in highly competitive product and geographic markets in the U.S., Canada, Europe and various other international markets. SunOpta Foods competes with various U.S. and international commercial grain procurement marketers, major companies with food ingredient divisions, other food ingredient companies, trading companies, and consumer-packaged food companies that also engage in the development and sale of food ingredients and other food companies involved in natural and organic foods. These competitors may have financial resources and staff larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, financial condition or results of operations may be materially and adversely affected.

SUNOPTA INC.	58	October 3, 2015 10-Q

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

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business and our results of operations. After giving effect to the acquisition of Sunrise on October 9, 2015 (the “Sunrise Acquisition”), one of our customers would have accounted for nearly 10% of revenues for the year ended January 3, 2015. The loss or cancellation of business with any of our larger customers could materially and adversely affect our business, financial condition or results of operations.

Consumer preferences for natural and organic food products are difficult to predict and may change

Approximately 89% of our fiscal 2014 revenues were derived from SunOpta Foods. Our success depends, in part, on our ability and our customers’ ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated foods platform, or our failure to maintain our current market position, could reduce our sales and harm our business. Consumer trends change based on a number of possible factors, including nutritional values, a change in consumer preferences or general economic conditions. Additionally, there is a growing focus among some consumers to buy local food products in an attempt to reduce the carbon footprint associated with transporting food products from longer distances, which could result in a decrease in the demand for food products and ingredients that we import from other countries or transport from remote processing locations or growing regions. Further, failures by us or our competitors to deliver quality products could erode consumer trust in the organic certification of foods. These changes could lead to, among other things, reduced demand and price decreases, which could have a material and adverse effect on our business, financial condition or results of operations.

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex. We rely on suppliers for our raw materials and for the manufacturing, processing, packaging and distribution of many of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall, which could have a material and adverse effect on our business, financial condition or results of operations.

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

SUNOPTA INC.	59	October 3, 2015 10-Q

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

Exchange purchase and sales contracts may expose us to risks that a counterparty to a transaction is unable to fulfill its contractual obligation. We may be unable to hedge 100% of the price risk of each transaction due to timing and availability of hedge contracts and third party credit risk. In addition, we have a risk of loss from hedge activity if a grower does not deliver the commodity as scheduled. We also monitor the prices of natural gas and from time to time lock in a percentage of our natural gas needs based on current prices and expected trends.

An increase in our cost of sales resulting from an increase in the price of raw materials and energy would have a material and adverse effect on our business, financial condition or results of operations.

There is doubt as to the ability of Opta Minerals to continue to operate as a going concern

Over the last several years, Opta Minerals has periodically breached certain financial covenants under its credit agreement with a syndicate of financial institutions, including as of September 30, 2015, which, if not cured or waived, would constitute an event of default under its credit agreement. Opta Minerals is highly leveraged relative to its current level of operations. On October 30, 2015, Opta Minerals obtained a waiver for the September 30, 2015 breach. In connection with this waiver, certain additional covenants were added from the date of the waiver through November 30, 2015. In conjunction with this waiver, Opta Minerals also extended the maturity of its revolving term credit facility from October 2, 2015 to November 30, 2015.

Opta Minerals’ ability to continue to operate as a going concern will require the continued support of its current lenders. Effective October 3, 2015, Opta Minerals will require another extension of its revolving credit facility or an alternative source of financing and, if breached, an additional waiver of future covenants. Opta Minerals may be unable to obtain an additional extension or alternative sources of financing. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Opta Minerals Inc. Going Concern Uncertainty” and notes 1 and 6 to the interim consolidated financial statements contained under Item 1 of this Form 10-Q.

Opta Minerals may not receive the continued support of its lenders, and alternative sources of funding may not be available on terms favorable to Opta Minerals or at all. Accordingly, there is doubt as to Opta Minerals’ ability to continue to operate as a going concern, which could, among other things, hinder Opta Minerals’ ability to execute its business plan and could adversely affect its ability to do business with customers and suppliers. In addition, the uncertainty as to Opta Minerals’ ability to continue to operate as a going concern could have a significant impact on our ability to recover the carrying value of our investment in Opta Minerals, which amounted to approximately $25.0 million as of October 3, 2015.

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

We may require additional capital to maintain current growth rates, which may not be available on favorable terms or at all

We have grown via a combination of internal growth and acquisitions requiring available financial resources. Our ability to raise capital, through equity or debt financing, is directly related to our ability to both continue to grow and improve returns from our operations. Debt or equity financing may not be available to us on favorable terms or at all. In addition, any future equity financing would dilute our current shareholders and may result in a decrease in our share price if we are unable to realize returns equal to or above our current rate of return. We will not be able to maintain our growth rate and acquire complementary businesses within the natural and organic food industries without continued access to capital resources.

SUNOPTA INC.	60	October 3, 2015 10-Q

Adverse weather conditions and natural disasters could impose costs on our business

Our various food products, from seeds and grains to ingredients, fruits, vegetables and other inputs, are vulnerable to adverse weather conditions and natural disasters, including windstorms, hurricanes, floods, droughts, fires, temperature extremes and earthquakes, some of which are common but difficult to predict, as well as crop disease and infestation. Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change. Unfavorable growing conditions could reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Adverse weather conditions or natural disasters may adversely affect our supply of one or more food products or prevent or impair our ability to ship products as planned. These factors can increase costs, decrease our sales volumes and revenues and lead to additional charges to earnings, which may have a material adverse effect on our business, financial condition and results of operations.

An interruption at one or more of our manufacturing facilities could negatively affect our business, and our business continuity plan may prove inadequate

We own or lease, manage and operate a number of manufacturing, processing, packaging, storage and office facilities. We could be rendered unable to accept and fulfill customer orders as a result of disasters, epidemics, business interruptions or other similar events. Some of our inventory and manufacturing facilities are located in areas that are susceptible to harsh weather, and the production of certain of our products is concentrated in a few geographic areas. In addition, we store chemicals used in the equipment for quick freezing of fruit, and our storage of chemicals will increase following the Sunrise Acquisition, which could lead to risk of leaks, explosions or other events. Although we have a business continuity plan, we cannot provide assurance that our business continuity plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issue. Our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a natural disaster, or other catastrophic event were to destroy any part of any of our facilities or interrupt our operations for any extended period of time, or if harsh weather or epidemics prevent us from delivering products in a timely manner, our business, financial condition and results of operations could be materially and adversely affected. In addition, if we fail to maintain our labor force at one or more of our facilities, we could experience delays in production or delivery of our products, which could also have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of our key management, our business could suffer

Our prospects depend to a significant extent on the continued service of our key executives, and our continued growth depends on our ability to identify, recruit and retain key management personnel. We are also dependent on our ability to continue to attract, retain and motivate our personnel. We do not typically carry key person life insurance on our executive officers. If we lose the services of our key management or fail to identify, recruit and retain key personnel, our business, financial condition or results of operations may be materially and adversely impacted.

If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected.

Labor is a significant component of the cost of operating our business. Our ability to meet our labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, while increasing our wages could cause our earnings to decrease. If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, unionization of farm workers or increases in the federal- or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

SUNOPTA INC.	61	October 3, 2015 10-Q

Climate change laws could have an impact on our financial condition and results of operations

Legislative and regulatory authorities in the U.S., Canada and internationally will likely continue to consider numerous measures related to climate change and greenhouse gas emissions. In order to produce, manufacture and distribute our products, we and our suppliers, use fuels, electricity and various other inputs that result in the release of greenhouse gas emissions. Concerns about the environmental impacts of greenhouse gas emissions and global climate change may result in environmental taxes, charges, regulatory schemes, assessments or penalties, which could restrict or negatively impact our operations, as well as those of our suppliers, who would likely pass all or a portion of their costs along to us. We may not be able to pass any resulting cost increases along to our customers. Any enactment of laws or passage of regulations regarding greenhouse gas emissions or other climate change laws by the U.S., Canada or any other international jurisdiction where we conduct business could materially and adversely affect our business, financial condition and results of operations.

Impairment charges in goodwill or other intangible assets could adversely impact our financial condition and results of operations

As a result of our acquisitions, a portion of our total assets is comprised of intangible assets and goodwill. We are required to perform impairment tests of our goodwill and other intangible assets annually, or at any time when events occur that could affect the value of our intangible assets and/or goodwill. We have previously recorded impairment charges to our consolidated statements of operations. In accordance with applicable acquisition accounting rules, we expect to record a significant increase in goodwill in connection with the Sunrise Acquisition in the amount of the excess of the purchase price over the net fair value of Sunrise’s tangible and intangible assets and liabilities as of the closing date of the Sunrise Acquisition. If the financial performance of Sunrise is not as strong as we anticipate, we could be required to record significant impairments in that goodwill. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. A determination that impairment has occurred would require us to write off the impaired portion of our goodwill or other intangible assets, resulting in a charge to our earnings. Such a write-off could materially and adversely impact our business, financial condition and results of operations.

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

We are subject to substantial environmental regulation and policies

We are, and expect to continue to be, subject to substantial federal, state, provincial and local environmental regulation. Some of the key environmental regulations to which we are subject include air quality regulations of the U.S. Environmental Protection Agency (“EPA”) and certain city/state/provincial air pollution control groups, waste treatment/disposal regulations, including but not limited to specific regulations of the Ontario Ministry of Environment and Energy and the Commonwealth of Virginia, Department of Environmental Quality, sewer regulations under agreements with local city sewer districts, regulations governing hazardous substances, storm water regulations and bioterrorism regulations. For a more detailed summary of the environmental regulations and policies to which we are subject, see “Item 1. Business—Regulation—SunOpta Foods” and “Item 1. Business—Regulation—Opta Minerals” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015. Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, storm water discharge, solid waste, land spreading and hazardous waste.

SUNOPTA INC.	62	October 3, 2015 10-Q

In the event that our safety procedures for handling and disposing of potentially hazardous materials in certain of our businesses were to fail, we could be held liable for any damages that result, and any such liability could exceed our resources. We may be required to incur significant costs to comply with environmental laws and regulations in the future. In addition, changes to environmental regulations may require us to modify our existing plant and processing facilities and could significantly increase the cost of those operations.

The foregoing environmental regulations, as well as others common to the industries in which we participate, can present delays and costs that can adversely affect business development and growth. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any changes to current regulations may impact the development, manufacturing and marketing of our products, and may have a negative impact on our future results.

SunOpta Foods is subject to significant food and health regulations

SunOpta Foods is affected by a wide range of governmental regulations in Canada, the U.S., and several countries in Europe, among others. These laws and regulations are implemented at the national level (including, among others, federal laws and regulation in Canada and the U.S.) and by local subdivisions (including, among others, state laws in the U.S. and provincial laws in Canada). We are also subject to regulations of the European Union (“EU”) and the regulatory authority of regulatory agencies in several different countries. Examples of regulatory agencies influencing our operations include: the U.S. Department of Agriculture (the “USDA”), the U.S. Food and Drug Administration (the “FDA”), the U.S. Department of Homeland Security, the EPA, the Canadian Food Inspection Agency, and Skal Biocontrole (a Netherlands organization that certifies organic production meeting the requirements of EU regulations), among others.

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

These laws and regulations affect various aspects of our business. For example, as described in more detail under “Item 1. Business—Regulation—SunOpta Foods” in our Annual Report on Form 10-K for the fiscal year ended January 3, 2015, certain food ingredient products manufactured by SunOpta Foods are regulated under the 1958 Food Additive Amendments of the Federal Food, Drug and Cosmetic Act (“FDCA”), as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is generally regarded as safe (“GRAS”), under the conditions of its intended use by qualified experts in food safety. We believe that most food ingredients for which we have commercial rights are GRAS. However, this status cannot be determined until actual formulations and uses are finalized. As a result, we may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS.

In addition, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as “certified organic,” and we currently manufacture a number of organic products that are covered by these regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our “organic” certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our “organic” certifications could materially and adversely affect our business, financial condition or results of operations.

Our SunOpta Foods business is subject to the Perishable Agricultural Commodities Act (“PACA”). PACA regulates fair trade standards in the fresh produce industry and governs our purchases of fresh produce and sales of frozen produce. We source fresh produce under licenses issued by the USDA, as required by PACA. Our failure to comply with the PACA requirements could, among other things, result in civil penalties, suspension or revocation of our licenses to sell produce and in certain cases, criminal prosecution, which could have a material and adverse effect on our business, financial condition or results of operations.

SUNOPTA INC.	63	October 3, 2015 10-Q

Changes in any government laws and regulations applicable to our operations could increase our compliance costs, negatively affect our ability to sell certain products or otherwise adversely affect our results of operations. In addition, while we believe SunOpta Foods is in material compliance with all laws and regulations applicable to our operations, we cannot assure you that we have been, or will at all times be, in compliance with all food production and health requirements, or that we will not incur material costs or liabilities in connection with these requirements. Our failure to comply with any laws, regulations or policies applicable to our business could result in fines, lawsuits, enforcement actions, penalties or loss in the ability to sell certain products, any of which could materially and adversely affect our business, financial condition or results of operations.

Our operations are influenced by agricultural policies

SunOpta Foods is affected by governmental agricultural policies such as price supports and acreage set aside programs and these types of policies may affect our business. The production levels, markets and prices of the grains and other raw products that we use in our business are materially affected by government programs, which include acreage control and price support programs of the USDA. Revisions in these and other comparable programs, in the United States and elsewhere, could have a material and adverse effect on our business, financial condition or results of our operations.

Product liability suits, recalls and threatened market withdrawals, could have a material adverse effect on our business

Fresh and frozen fruits are susceptible to harmful bacteria, and the sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties, faulty packaging materials, product contamination, or spoilage. Under certain circumstances, we or our customers may be required to recall or withdraw products, which may lead to a material and adverse effect on our business, financial condition or result of operations. Our customers may also voluntarily recall or withdraw a product we manufactured or packaged, even without consulting us, which could increase our potential liability, costs or and result in lost sales. A product recall or withdrawal could result in significant losses due to the costs of the recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. In addition, we could be forced to temporarily close some production facilities. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. If a product recall or withdrawal were to lead to a decline in sales of a similar or related product sold by a customer or other third party, that party could also initiate litigation against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image.

For example, in November 2013, one of our customers initiated a voluntary recall of certain products manufactured by one of our wholly-owned subsidiaries, stating that it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which it alleges resulted from a post-processing issue at our subsidiary’s Allentown facility. Although we dispute the allegations, we are involved in litigation regarding these claims and have incurred related costs. See “Part II, Item 1. Legal Proceedings” of this report.

Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. We maintain product liability insurance in an amount that we believe to be adequate. However, we cannot be sure that we will not incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a product recall could have a material and adverse effect on our business, financial condition or results of operations.

Food safety concerns and instances of food-borne illnesses caused by third parties could harm our business

Our internal processes and training may not be fully effective in preventing contamination of food products that could lead to food-borne illnesses. We rely on third-party suppliers and distributors, which increases the risk that food-borne illness incidents (such as e. coli, salmonella or listeria) could occur outside of our control and at multiple locations. If consumers lose confidence in the safety and quality of our products or organic products generally, even in the absence of a recall or a product liability case, our business, financial condition or results of operations could be materially and adversely affected. Instances of food-borne illnesses, whether real or perceived, and whether or not traceable to our operations or a result of our actions or omissions, could cause negative publicity about us or the products we serve, which could adversely affect sales. Food safety concerns and instances of food-borne illnesses and injuries caused by contaminated products sold by third parties could adversely affect the price and availability of fruits and vegetables and cause customers to shift their preferences, even if no food-borne illnesses or injuries are traced to our products. As a result, our costs may increase and our sales may decline. Loss of customers as a result of these health concerns or negative publicity could harm our business.

SUNOPTA INC.	64	October 3, 2015 10-Q

Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the Federal Trade Commission (“FTC”) and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices, and breach of state consumer protection statutes (such as Proposition 65 in California). FTC and/or state attorneys general may bring legal action that seeks removal of a product from the marketplace, and impose fines and penalties. Even when not merited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition or results of operations.

Fluctuations in exchange rates, interest rates and commodity prices could adversely affect our business, financial condition, results of operations or liquidity

We are exposed to foreign exchange rate fluctuations as our non-U.S.-based operations are translated into U.S. dollars for financial reporting purposes. We are exposed to changes in interest rates as a significant portion of our debt bears interest at variable rates. We are exposed to price fluctuations on a number of commodities as we hold inventory and enter into transactions to buy and sell products in a number of markets. Additional qualitative and quantitative disclosures about these risks can be found in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2015 and Part I, Item 3 of this report. As a result of these exposures, fluctuations in exchange rates, interest rates and certain commodities could adversely affect our business, financial condition, results of operations or liquidity.

We may not be able to effectively manage our growth and integrate acquired companies

From time to time we may pursue acquisition opportunities that are consistent with our overall growth strategy. We have completed three acquisitions during 2015, including the Sunrise Acquisition, which was the largest acquisition in the history of our company. Our ability to effectively integrate acquisitions, including our ability to realize potentially available marketing opportunities and cost savings in a timely and efficient manner will have a direct impact on our future results. We may encounter problems in connection with the integration of any new businesses, such as challenges relating to the following:

•	integration of an acquired company’s products into our product mix;

•	the amount of cost savings that may be realized as a result of our integration of an acquired product or business;

•	unanticipated quality and production issues with acquired products;

•	adverse effects on business relationships with suppliers and customers;

•	diversion of management attention;

•	integrating acquired operations that have management teams and company cultures that differ from our own;

•	difficulty with personnel and loss of key employees;

•	implementation of an integrated enterprise-wide accounting and information system and consolidation of back office accounting;

SUNOPTA INC.	65	October 3, 2015 10-Q

•	compatibility of financial control and information systems;

•	exchange rate risk with respect to acquisitions outside the U.S.;

•	potential for patent and trademark claims or other litigation against or involving the acquired company;

•	integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets; and

•	in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences.

If we experience any of these problems in the integration of new acquisitions, they could have a material and adverse effect on our business, financial condition or results of operations.

Our international operations expose us to additional risks

We source our products from numerous suppliers and growers from around the world. Outside of North America, we have processing and packaging facilities in Europe, Africa and Asia. Approximately 20% of our customer base is outside of the U.S. and Canada. Our international operations and customers expose us to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions, expropriation and nationalization, foreign exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions;

•	compliance with anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	compliance with export controls and economic sanctions laws;

•	increases in working capital requirements related to long supply chains; and

•	disruptions in our supply chain from unforeseen events, such as natural disasters, terrorism and political and civil unrest.

For example, through the Sunrise Acquisition, we have acquired significant operations in Mexico, including a facility in the State of Michoacán, near areas where there have been incidents of unrest. The Sunrise Acquisition may heighten the risks of our international operations described above.

As we continue to expand our business globally, including through the Sunrise Acquisition, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business, financial condition and results of operations. In addition, any acquisition of businesses with operations outside of North America may exacerbate this risk.

A substantial portion of our assets and certain of our executive officers and directors are located outside of the U.S.; it may be difficult to effect service of process and enforce legal judgments upon us and certain of our executive officers and directors

A substantial portion of our assets and certain of our executive officers and directors are located outside of the U.S.. As a result, it may be difficult to effect service of process within the U.S. and enforce judgment of a U.S. court obtained against us or our executive officers and directors. Particularly, our stockholders may not be able to:

•	effect service of process within the U.S. on us or certain of our executive officers and directors;

•	enforce judgments obtained in U.S. courts against us or certain of our executive officers and directors based upon the civil liability provisions of the U.S. federal securities laws;

•	enforce, in a court outside of the U.S., judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; or

SUNOPTA INC.	66	October 3, 2015 10-Q

•	bring an original action in a court outside of the U.S. to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations

In addition to our indebtedness outstanding as of October 3, 2015, we borrowed significant indebtedness on October 9, 2015 to fund a portion of the purchase price of the Sunrise Acquisition, including an aggregate principal amount of $330,000 under our Loan Agreement and an additional $59,500 of borrowings under our North American credit facilities. Our level of indebtedness could adversely affect our business, financial condition or results of operations, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes. In addition, we will have to use a substantial portion of our cash flow to pay principal, premium (if any) and interest on our indebtedness which will reduce the funds available to us for other purposes. We may be required under the terms of the financing commitments that we received in connection with the Sunrise Acquisition to incur long-term financing to replace the Initial Loans under the Loan Agreement at an interest rate of up to 9.5% per annum at any time prior to the first anniversary of the funding date, which could cause our interest expense to increase. Our level of indebtedness will also make us more vulnerable to economic downturns and adverse industry conditions, and may compromise our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors.

Our business may be materially and adversely affected if we are unable to renew our North American credit facilities when they become due on January 27, 2017

Our North American credit facilities mature on January 27, 2017. We may not be able to renew these facilities to the same level or size, or on terms as favorable as in previous years. A reduced facility may impact our ability to finance our business, requiring us to scale back our operations and our use of working capital. Alternatively, obtaining credit on less favorable terms would have a direct impact on our profitability and operating flexibility.

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

Our business could be materially and adversely affected if we are unable to meet the covenants of our credit facilities

We are currently in compliance with the financial covenants under our North American and European credit facilities. Our ability to comply with these financial covenants in the future will depend on the success of our businesses, our operating results, and our ability to achieve our financial forecasts. Various risks uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of our various credit agreements. Failure to comply with our financial covenants and other terms could result in an event of default and the acceleration of amounts owing under the credit agreements, unless we were able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the credit agreements on terms (including, but not limited to, the payment of consent fees) that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance our credit agreements on favorable terms or at all, our business, financial condition or results of operations will be materially and adversely impacted.

Our European credit facilities are due on demand with no set maturity date and our business may be adversely affected if we cannot maintain these facilities on an ongoing basis

Our European credit facilities are due on demand with no set maturity date. We may not be able to replace these facilities in timely manner should the syndicate decide to not provide credit. If we were unable to replace the current facilities, this would impact our ability to finance our European-based operations, requiring us to scale back these operations and use of working capital. Alternatively, replacing the facilities on less favorable terms would have a material and adverse effect on our business, financial condition or results of operations.

SUNOPTA INC.	67	October 3, 2015 10-Q

Risks Related to the Sunrise Acquisition

We may be unable to successfully integrate the operations of Sunrise into our business

The Sunrise Acquisition is the largest acquisition we have undertaken to date, and our integration of Sunrise into our business is subject to a number of risks, including the following:

•	we may not be able to integrate successfully and to manage successfully the challenges presented by the integration process, which may result in our not fully achieving the operating efficiencies, synergies, cost savings, revenue enhancements and other benefits currently anticipated from the Sunrise Acquisition;

•	we may not be able to successfully manage our expanded business, including the substantial expansion of the scope and size of our business and the addition of approximately 300 full-time employees and five operating facilities, which will pose substantial challenges for management;

•	the significant indebtedness incurred in completing the Sunrise Acquisition may decrease our flexibility and increase our borrowing costs; and

•	we may lose executives and other key employees and be unable to attract and retain such executives and employees.

If some or all of these risks were to materialize, we could experience a material adverse effect on our business, financial condition or results of operations.

We may not have accurately estimated the benefits or synergies to be realized from the Sunrise Acquisition

Our expected benefits and synergies from the Sunrise Acquisition may not be realized if our cash flow estimates associated with the assets of Sunrise are materially inaccurate or if we fail to identify operating problems or liabilities prior to closing. For example, we have announced that we expect to realize synergies of $10,000 by 2017 as a result of the Sunrise Acquisition and our estimates may prove to be inaccurate. We performed an inspection of the assets acquired, which we believe to be generally consistent with industry practices. However, the accuracy of our assessments of the assets and our estimates are inherently uncertain. There could also be environmental or other problems that were not discovered in the course of our due diligence and inspections. If problems or risks are identified after closing of the Sunrise Acquisition, the purchase and sale agreement (the “PSA”) provides for limited recourse against Sunrise’s former owners.

In addition, our estimate of the required working capital for Sunrise’s business and targeted working capital set forth in the PSA may not be sufficient for the actual working capital needs of the Sunrise business. If our estimate of the targeted working capital was lower than the actual needs of the acquired business, we could be required to fund such additional working capital needs out of other operating cash flows or borrowings under our North American credit facilities or through alternative financing sources.

The Sunrise Acquisition may expose us to unknown liabilities

We will be subject to all of the liabilities of Sunrise, other than certain liabilities not assumed pursuant to the PSA. For example, Sunrise is subject to a number of legal and administrative proceedings, including a wage and hour lawsuit in California. See “Part II, Item 1. Legal Proceedings” of this report. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected. Moreover, we do not have the right to be indemnified under all of the agreements related to the Sunrise Acquisition or Sunrise’s prior acquisitions, and, to the extent there is indemnification against losses and liabilities in certain of the agreements, the amount of such indemnification is limited and may not be sufficient to cover the actual losses we may suffer.

The Sunrise Acquisition could result in unexpected disruptions on our business

In response to the Sunrise Acquisition, Sunrise’s customers may cease or reduce their business with Sunrise or some of our customers may cease or reduce their business with us, which could negatively affect our combined business operations. Similarly, current or prospective employees of us or of Sunrise may experience uncertainty about their future roles with the combined entity. This may adversely affect our ability to attract and retain key management, marketing and technical personnel. In addition, the diversion of the attention of our respective management teams away from day-to-day operations during the pendency of the Sunrise Acquisition could have an adverse effect on the financial condition and operating results of either us or of Sunrise.

SUNOPTA INC.	68	October 3, 2015 10-Q

Additional Risks Related to Sunrise’s Business

Recurring drought conditions in California could harm Sunrise’s business

Sunrise’s raw materials are subject to the availability of fresh and frozen fruit supply, which is based on conditions that are beyond its control. A significant portion of Sunrise’s fruit supply is sourced from California, which continues to experience severe drought conditions for the fourth straight year in 2015 due to extremely low levels of rainfall. Such conditions have resulted in lost crops as well as increased water costs for growers in California. In particular, Sunrise depends on growers in California for strawberries, which accounted for more than half of Sunrise’s product sales in 2014. In 2014, Governor Edmund Gerald “Jerry” Brown Jr. declared a drought state of emergency in California and, among other actions, passed legislation requiring monitoring of groundwater pumping, which limits the amount of groundwater for which farmers can drill. Strawberry growers are largely dependent on well water, and diminishing groundwater resources could lead to a reduced strawberry supply. In April 2015, Governor Brown imposed statewide mandatory water conservation measures, including increased water use reporting by agricultural water users, enhancing the state’s ability to enforce against diversions and unreasonable use of water in an effort to curtail wasteful water practices in agricultural fields. While farms have been largely exempted from the strict water conservation measures imposed statewide, which have mostly targeted urban water use, continuing drought conditions could lead to more restrictive measures aimed at the agricultural industry. Recurring drought conditions and existing and future water conservation laws could negatively impact the agricultural industry in California and have a material adverse effect on Sunrise’s business, financial condition or results of operations.

Due to fluctuations in the supply of fresh produce, in particular strawberries, Sunrise’s results of operations are seasonal

Because of seasonal supply fluctuations, Sunrise has historically incurred a greater portion of its costs during the first six months of the year, as it purchases strawberries and other fruit from farmers during the peak California growing season. Such seasonal costs could materially and adversely affect Sunrise’s results of operations in the first and second quarters. Sunrise only recently, in December 2014, secured a counter-seasonal Mexican supply source through its acquisition of Opus Foods, Mexico S.A. de C.V. Sunrise may not be successful in counteracting or smoothing out the effects of seasonality, and we expect that Sunrise’s results of operations will continue to remain subject to significant seasonality.

Changes or disruptions could limit the seasonal worker population available for fruit farming and production and increase our labor costs

Sunrise’s supply source depends in part on a seasonal temporary workforce comprised primarily of migrant workers. Changes in immigration laws that discourage migration to the U.S. and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to immigrate to or migrate throughout the U.S. could adversely affect the migrant worker population and reduce the workforce available for farms and production facilities in the U.S. Additionally, increased competition from other industries for migrant workers could increase Sunrise’s costs and adversely affect its business, financial condition or results of operations.

Risks Related to Ownership of our Common Shares

Our operating results and share price are subject to significant volatility

Our net sales and operating results may vary significantly from period to period due to:

•	changes in our customers and/or their demand;

•	changes in our operating expenses;

•	management’s ability to execute our business strategies focused on improved operating earnings;

•	organizational and personnel changes;

•	interruption in operations at our facilities;

SUNOPTA INC.	69	October 3, 2015 10-Q

•	product recalls or market withdrawals;

•	legal and administrative cases (whether civil, such as environmental or product related, or criminal), settlements, judgments and investigations;

•	foreign currency fluctuations;

•	supply shortages or commodity price fluctuations; and

•	general economic conditions.

In addition, our share price may be highly volatile compared to larger public companies. Certain announcements could have a significant effect on our share price, including announcements regarding:

•	fluctuations in financial performance from period to period;

•	mergers, acquisitions and/or divestitures, either by us or key competitors;

•	changes in key personnel;

•	strategic partnerships or arrangements;

•	litigation and governmental inquiries;

•	changes in governmental regulation and policy;

•	patents or proprietary rights;

•	changes in consumer preferences and demand;

•	new financings; and

•	general market conditions.

Higher volatility increases the chance of larger than normal price swings which reduces predictability in the price of our common shares and could impair investment decisions. In addition, price and volume trading volatility in the stock markets can have a substantial effect on our share price, frequently for reasons other than our operating performance. These broad market fluctuations could adversely affect the market price of our common shares.

In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our debt instruments restrict, and our future debt instruments may restrict, our ability to pay dividends to our shareholders, and we do not currently intend to pay any cash dividends on our common shares in the foreseeable future; therefore, our shareholders may not be able to receive a return on their common shares until their shares are sold

We have never paid or declared any cash dividends on our common shares. We do not anticipate paying any cash dividends on our common shares in the foreseeable future because, among other reasons, we currently intend to retain any future earnings to finance the growth of our business. In addition, the covenants included in our outstanding credit facilities restrict, and the covenants to be included in our future debt instruments may restrict, our ability to receive cash from its subsidiaries and pay dividends on our common shares. The future payment of dividends will be dependent on factors such as these covenant restrictions, cash on hand, or achieving and maintaining profitability, the financial requirements to fund growth, our general financial condition and other factors our board of directors may consider appropriate in the circumstances. Until we pay dividends, which we may never do, our shareholders will not receive a return on their common shares until their shares are sold.

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

SUNOPTA INC.	70	October 3, 2015 10-Q

The future issuance of additional common shares in connection with our incentive plans, acquisitions or otherwise could dilute the value of our common shares

We have unlimited common shares authorized but unissued. Our articles of amalgamation authorize us to issue these common shares, and we may also issue options, rights, warrants and appreciation rights relating to common shares for the consideration and on the terms and conditions established by our board of directors in its sole discretion. We may need to raise significant additional equity capital in connection with acquisitions or otherwise.

As of January 3, 2015, we had outstanding options issued under our 2013 Stock Incentive Plan to purchase an aggregate of 3,624,648 common shares. We also maintain an Employee Stock Purchase Plan, which allows our employees to purchase an aggregate of 3,000,000 common shares through payroll deductions. As of January 3, 2015, there was a balance of 1,311,825 common shares remaining to be granted under this plan. Any common shares that we issue, including under our 2013 Stock Incentive Plan or other equity incentive plans that we may adopt in the future, or upon exercise of outstanding option, restricted stock units or performance share units, could result in dilution in the value of our common shares and the voting power represented thereby.

If securities or industry research analysts do not publish or cease publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common shares, our share price and trading volume could decline

The trading market for our common shares relies in part on the research and reports that securities and industry research analysts publish about us, our industry, our competitors and our business. We do not have any control over these analysts. Our share price and trading volumes could decline if one or more securities or industry analysts downgrade our common shares, issue unfavorable commentary about us, our industry or our business, cease to cover our company or fail to regularly publish reports about us, our industry or our business.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	71	October 3, 2015 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 12, 2015	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	72	October 3, 2015 10-Q

EXHIBIT INDEX

Exhibit No.	Description

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

2.3+

Asset Purchase Agreement, dated August 11, 2015, among SunOpta Inc., Niagara Natural Fruit Snack Company Inc., John Boot and Guy Armstrong (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 17, 2015).

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

10.4

First Amending Agreement, dated September 22, 2015, amending the Seventh Amended and Restated Credit Agreement, among SunOpta Inc. and SunOpta Foods, as Borrowers, Each of the Financial Institutions and Other Entities from Time to Time Parties Thereto, as Lenders, Certain Affiliates of the Borrowers, as Obligors, and Bank of Montreal, as Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2015).

10.5+*

Second Lien Loan Agreement, dated October 9, 2015, among SunOpta Inc., as Holdings, SunOpta Foods Inc., as the Borrower, Certain Subsidiaries of SunOpta Inc., as Subsidiary Guarantors and Loan Parties, the Several Lenders from Time to Time Parties Hereto, Bank of Montreal, as Administrative Agent and Collateral Agent, BMO Capital Markets Corp. and Coçperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Joint Lead Arrangers and Joint Bookrunners.

31.1	Certification by Hendrik Jacobs, President and Chief Executive Officer, pursuant to Rule 13a -14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications by Hendrik Jacobs, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

SUNOPTA INC.	73	October 3, 2015 10-Q

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	74	October 3, 2015 10-Q