Form 10-K
period 2016-01-02
SunOpta Inc.
filed 2016-03-09
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2016

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File No. 001-34198

SUNOPTA INC.
(Exact Name of Registrant as Specified in Its Charter)

CANADA	Not Applicable
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2233 Argentia Drive, Suite 401
Mississauga, Ontario L5N 2X7, Canada
(Address of Principle Executive Offices)

(905) 821-9669
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]  No  [ X ]

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant’s common shares on July 4, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $710 million. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of March 4, 2016 was 85,420,182.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.
FORM 10-K
For the year ended January 2, 2016
TABLE OF CONTENTS

SUNOPTA INC.	1	January 2, 2016 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (“Form 10-K”) to the “Company”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in United States (“U.S.”) dollars (“$”) unless otherwise stated. All tabular dollar amounts are expressed in thousands of U.S. dollars, except per share data, unless otherwise stated. Amounts expressed in Canadian dollars are preceded by the symbol “C$”. Amounts expressed in euros are preceded by the symbol “€”. The following table sets forth, for the periods indicated, the rate of exchange for the Canadian dollar and euro, expressed in U.S. dollars, based on Bank of Canada exchange rates. These rates are provided solely for convenience, and do not necessarily reflect the rates used by us in the preparation of our financial statements.

	Canadian Dollar		Euro
Year	Closing	Average	Closing	Average
2015	0.7225	0.7820	1.0859	1.1091
2014	0.8502	0.9044	1.2004	1.3263
2013	0.9342	0.9706	1.3740	1.3282

Forward-Looking Statements

This Form 10-K contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to our recent acquisition of Sunrise Holdings (Delaware) Inc. (“Sunrise”); business acquisition transaction values; future financial and operating results, plans, objectives, expectations and intentions, and other statements that are not historical facts; possible operational consolidation; reduction of non-core assets and operations; business strategies; plant and production capacities; revenue generation potential; anticipated construction costs; competitive strengths; goals; capital expenditure plans; business and operational growth and expansion plans; anticipated operating margins and operating income targets; gains or losses associated with business transactions; cost reductions; rationalization and improved efficiency initiatives; proposed new product offerings; and references to the future growth of our business and global markets for our products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

Whether actual results and developments will agree with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

•

our ability to successfully integrate the operations of Sunrise (as well as other recent acquisitions) into our business and, once integrated, the effects of this acquisition on our future financial condition, operating results, strategy and plans, including the impact of the substantial additional debt incurred to finance this acquisition and our ability to achieve the estimated synergies from this acquisition;

•	our ability to retain key management and employees of acquired businesses;

•	our ability to renew our new five-year revolving asset-based credit facility (the “Global Credit Facility”) when it becomes due on February 10, 2021;

•	restrictions in the Global Credit Facility on how we may operate our business;

•	our ability to meet the covenants of the Global Credit Facility or to obtain necessary waivers from our lenders;

•	our ability to obtain additional capital as required to maintain current growth rates;

SUNOPTA INC.	2	January 2, 2016 10-K

•	our ability to successfully consummate proposed divestitures;

•	our increased vulnerability to economic downturns and adverse industry conditions due to our level of indebtedness;

•	that our customers may choose not to buy products from us;

•	loss of one or more key customers;

•	changes and difficulty in predicting consumer preferences for natural and organic food products;

•	the highly competitive industry in which we operate;

•	an interruption at one or more of our manufacturing facilities;

•	technology failures that could disrupt our operations and negatively impact our business;

•	the loss of service of our key management;

•	labor shortages or increased labor costs;

•	the effective management of our supply chain;

•	volatility in the prices of raw materials and energy;

•	the availability of organic and non-genetically modified ingredients;

•	enactment of climate change laws;

•	unfavorable growing and operating conditions due to adverse weather conditions;

•	dilution in the value of our common shares through the exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities;

•	impairment charges in goodwill or other intangible assets;

•	technological innovation by our competitors;

•	our ability to protect our intellectual property and proprietary rights;

•	substantial environmental regulation and policies to which we are subject;

•	significant food and health regulations to which we are subject;

•	agricultural policies that influence our operations;

•	product liability suits, recalls and threatened market withdrawals that may be brought against us;

•	food safety concerns and instances of food-borne illnesses caused by third parties that could harm of business;

•	litigation and regulatory enforcement concerning marketing and labeling of food products;

•	our exposure to our international operations;

•	that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;

SUNOPTA INC.	3	January 2, 2016 10-K

•	fluctuations in exchange rates, interest rates and the prices of certain commodities;

•	our ability to effectively manage our growth and integrate acquired companies; and

•	the volatility of our operating results and share price.

All forward-looking statements made herein are qualified by these cautionary statements, and our actual results or the developments we anticipate may not be realized. We do not undertake any obligation to update our forward-looking statements after the date of this report for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A, Risk Factors, included elsewhere in this report.

SUNOPTA INC.	4	January 2, 2016 10-K

PART I

Item 1. Business

INTRODUCTION

SunOpta, a corporation organized under the laws of Canada in 1973, is a leading global company operating businesses focused on a healthy products portfolio that promotes sustainable well-being. We are focused on both sourcing non-genetically modified (“non-GMO”) and organic ingredients and manufacturing healthy food and beverage products. We operate an integrated “field-to-table” business model leveraging our global ingredient sourcing platform to process and market non-GMO and organic ingredients for retailers, food manufacturers and foodservice operators and manufacture packaged products focused on the high growth healthy beverages, healthy fruit and healthy snacks categories for our retail, foodservice and branded food customers. We believe we are a North American market leader in non-dairy organic aseptic beverages, premium refrigerated private label orange juice, individually quick frozen (“IQF”) organic fruit, healthy premium fruit snacks, and the global sourcing and supply of non-GMO and organic raw materials and ingredients. Our scalable global sourcing platform makes us one of the leading suppliers of non-GMO and organic raw materials and ingredients in the food industry, and provides us leading insights into emerging food and beverage trends. Our product portfolio is strategically aligned with the fast-growing consumer demand for high quality, healthy non-GMO and organic food and beverage products.

Our vertically integrated business model makes us a preferred partner to our retail (e.g., grocery, mass, club, natural and specialty chains), foodservice and branded food customers. We deliver a diverse, innovative portfolio of high quality, food and beverage products supported by our global sourcing platform, scalable operating footprint, manufacturing expertise and commitment to innovation. This platform enables us to consistently supply our customers with a broad range of non-GMO and organic ingredients as well as high quality healthy food and beverage products that cater to the evolving demands of today’s consumers. As a leading supplier of non-GMO and organic ingredients to the food industry, we leverage our insights into emerging consumer tastes and preferences to develop innovative new food and beverage products.

Our Product Portfolio

Our diverse product portfolio utilizes non-GMO and organic raw materials and ingredients that are sourced primarily by our vertically integrated global ingredients capabilities, and consists of three main commercial platforms:

•

Healthy Beverages – We offer a full line of aseptic beverages, including non-dairy beverages (e.g., soy, almond, coconut, rice and others), nutritional beverages, dairy beverages, broths and teas. We also offer refrigerated premium juices, shelf-stable juices and functional waters. We believe we are the leading North American provider of non-dairy organic aseptic beverages as well as premium refrigerated private label organic orange juice following our acquisition of Citrusource.

•

Healthy Fruit – We offer IQF fruit for retail (e.g., strawberries, blueberries, mango, pineapple, blends and other berries and fruit), IQF and bulk frozen fruit for foodservice (e.g., purées, fruit cups and smoothies) and fruit ingredients. We believe we are currently a leading North American provider of private label organic IQF fruit and, with the acquisition of Sunrise, we believe we are the North American market leader in both non-GMO and organic private label IQF fruit.

•

Healthy Snacks – We offer fruit snacks (including bars, twists, rope and bite-sized varieties), roasted snacks, nutritional bars, and re-sealable pouch products (e.g., baby food, puddings, sauces and other healthy snacks). We believe we are a leading North American provider of premium healthy fruit snacks, which was further strengthened with the acquisition of Niagara Natural.

Our global ingredients platform is focused on the procurement and sale of non-GMO and organic grains and seeds (including ancient grains and seeds), fruits, vegetables, sweeteners, coffees, nuts and other products as ingredients in both raw material and processed ingredient forms. In addition to supplying our own healthy food and beverage product portfolio, we are a leading supplier of raw materials and processed ingredients to a number of global food manufacturers and foodservice operators. Our vertically integrated model allows us to leverage our scalable and diverse supply of high quality non-GMO and organic ingredients, adding value to a product at multiple stages of the supply chain and delivering comprehensive non-GMO and organic food ingredients and packaged goods solutions to our customers’ evolving demands. This model allows us to provide our global ingredients customers with high quality healthy food and beverage products.

SUNOPTA INC.	5	January 2, 2016 10-K

Using our vertically integrated business model, we process non-GMO and organic food ingredients into consumer packaged products, primarily healthy beverages, healthy fruit and healthy snacks. Our food ingredients are converted from raw materials, and our raw materials are sourced from approximately 5,000 suppliers encompassing approximately 10,000 growers in over 65 countries. Our employees and assets, which include 27 processing and packaging facilities, are principally located in North America and Europe with smaller sourcing and processing operations in Africa and China. Our operations and capabilities provide the flexibility to modify our product portfolio to adapt to the changing consumer needs for non-GMO and organic food and beverage products. As a general principle, we do not own or operate our own farms, retail stores, or extensively market our own consumer brands.

Our commitment and proactive approach to new product development and innovation drives our ability to introduce new higher margin food and beverage products to the market. In June 2015, we expanded our research and development platform by opening an advanced innovation center in Edina, Minnesota. This facility supports our dedicated team of food scientists, engineers and technicians, expands our product development capabilities, increases our speed to market and enables us to proactively engage customers in creating and developing new products. Our innovation platform supports our leadership position in non-GMO and organic food and strengthens our relationships with our retail, foodservice and contract manufacturing customers.

Business Objectives, Goals and Strategies

Our goal is to be a global leader in non-GMO and organic food products, driven by innovation, continuous improvement and category expertise. We have a focused strategic blueprint that outlines a disciplined approach to growth guided by these core strategies.

Focus where we have, or can gain, a competitive advantage

•	Invest in capabilities for core food platforms of healthy beverages, healthy fruit and healthy snacks

•	Expand into adjacent food categories with complementary attributes

•	In the short to medium-term, rationalize non-core assets and business lines and redirect capital into core operations

Grow by delivering more value to our customers

•	Expand consumer products portfolio by leveraging our global sourcing expertise and diverse production capabilities

•	Leverage commercial relationships to cross-sell products across our three main product platforms

•	Deliver comprehensive category solutions, including complete product offerings in organic and non-GMO varieties

•	Focus on proactive innovation and develop new proprietary products to maintain leadership positions and strengthen overall relationship with our core customers

Leverage our integrated food platform

•	Leverage significant infrastructure investments, our management team and our centralized back office to improve margins

•	Deploy integrated operating expertise to maximize safety and quality while minimizing delivery times and cost

•	Identify and execute continuous improvement and cost savings initiatives to drive profitability

•	Pursue strategic acquisitions that meet our disciplined criteria

•	Acquire non-GMO and organic food businesses that drive sustainable well-being

•	Capitalize on opportunities that afford us the ability to leverage our integrated business model by “touching” a product more than once, meaning:

SUNOPTA INC.	6	January 2, 2016 10-K

•	Continuing to build our packaged goods consumer products portfolio benefitting from our strength in organic and conventional raw material and ingredient sourcing

•

Identifying sourcing and ingredient opportunities that can supply our existing manufacturing capabilities or expand on our capabilities by allowing us to create new and innovative products and/or processes

•	Prioritize strong financial performance, focusing on cash generation, earnings per share accretion and improved operating margins

In summary, our intention is to continue to invest in and expand our healthy and organic foods business; growing the business through multiple touches as products move from raw materials through to consumer-packaged products; and leveraging our asset base to produce our products efficiently and effectively to increase profit margins.

Business Development

Definitive Agreement for Sale of Opta Minerals

On February 12, 2016, Opta Minerals Inc. (“Opta Minerals”) entered into a definitive acquisition agreement, pursuant to which an affiliate of Speyside Equity Fund I LP, agreed to acquire substantially all the shares of Opta Minerals. We own approximately 66% of Opta Minerals, a company that produces, distributes and recycles industrial minerals, silica-free abrasives and specialty sands. The acquisition agreement has been approved by Opta Minerals’ Boards of Directors, which has recommended that Opta Minerals’ shareholders approve the transaction. The acquisition agreement represents the conclusion of a strategic review process conducted by Opta Minerals and its financial advisor under the supervision of a special committee of independent directors of Opta Minerals. We entered into a support agreement pursuant to which we have irrevocably agreed to vote all of our Opta Minerals’ shares in favor of the transaction. We expect to receive aggregate proceeds of approximately $4.5 million (C$6.2 million), of which approximately $3.0 million (C$4.2 million) is cash, with the remainder in the form of a subordinated promissory note bearing interest at 2.0% that will mature 30 months following the close of the transaction. Subject to receipt of all necessary shareholder approvals and other customary conditions, closing of the transaction is anticipated to occur in April 2016. The sale of our equity interest in Opta Minerals is consistent with our objective of divesting our non-core assets in order to become a pure-play healthy and organic foods company. In addition, the sale of Opta Minerals allows our entire management team to focus solely on the growth and strategic priorities of our healthy and organic foods business.

Five-Year Global Revolving Asset-Based Credit Facility

On February 11, 2016, we entered into a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity. The Global Credit Facility replaced our previous North American credit facilities, which were comprised of a $165 million facility and a C$10 million facility, that were set to expire January 27, 2017, and our €92.5 million multipurpose European credit facilities that were due on demand with no set maturity date. The Global Credit Facility will be used to support the working capital and general corporate needs of our global operations, in addition to funding future strategic initiatives. In addition, subject to meeting certain conditions, we may request to increase the total lending commitments under the Global Credit Facility to a maximum aggregate principal amount not to exceed $450 million.

Sunrise Holdings (Delaware), Inc.

On October 9, 2015, we completed the acquisition of 100% of the issued and outstanding common shares of Sunrise, pursuant to a Purchase and Sale Agreement (the “PSA”) dated July 30, 2015 (the “Sunrise Acquisition”), for total consideration of $472.7 million in cash. We financed the Sunrise Acquisition through a combination of: (i) net proceeds of approximately $95.5 million from a registered offering of 16.7 million of our common shares that closed on September 30, 2015; (ii) net borrowings of approximately $318.0 million under a second lien loan agreement (the “Loan Agreement”); and (iii) borrowings of approximately $59.2 million under our existing credit facilities.

Sunrise is the leading processor of conventional and organic IQF fruit in the U.S., and it offers a full variety of frozen fruit products and packaging formats to retail private label and foodservice customers. Sunrise’s global sourcing network provides consistent year-round access to fruit, and we believe its highly scalable, strategically located operational footprint provides a low-cost operating position that will be accretive to our global platform. Sunrise is headquartered in California with approximately 300 full-time and over 2,000 seasonal employees and distributes its products from five manufacturing facilities located in California, Kansas and Mexico.

SUNOPTA INC.	7	January 2, 2016 10-K

We believe of the Sunrise Acquisition is transformative for our Company as it provides us with a leading market position in conventional non-GMO and organic private label IQF fruit in the U.S. We expect the Sunrise Acquisition to enhance our product mix, strengthen our revenue growth and margin profile, provide multiple synergy opportunities and leverage our strategic focus on integrated consumer food products. Key highlights of Sunrise include:

•	Leading processor of private label IQF fruit in the U.S.

•	Market leading position in high growth private label frozen fruit category

•	Strong financial profile, including robust margins and an attractive sales growth trajectory

•	Multi-year relationships with top retail and foodservice customers

•	Automated, strategically located processing facilities that help maintain a low-cost position

•	Loyal and long-term grower relationships

•	Diversified supply chain through strategic international sourcing initiatives

•	Experienced management team

In January 2016, we initiated the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition. In particular, we are in the process of closing our Buena Park, California facility and transferring this volume into Sunrise’s facilities located in Kansas and California. This consolidation is expected to be completed by the end of first quarter of 2016 and to provide a large part of our targeted cost synergies savings for 2016.

Niagara Natural Fruit Snack Company Inc.

On August 11, 2015, we acquired the net operating assets of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”), a manufacturer of all-natural fruit snacks. Niagara Natural’s operations are located in the Niagara Region of Ontario. We believe Niagara Natural is a strong strategic fit within our core consumer products strategy, aligning well with our focus on healthy and convenient snacking, as well as within our vertically integrated business model since the majority of ingredients can be sourced through our Global Ingredients segment. In addition, with this acquisition, we extend our market presence in fruit snacks with manufacturing operations in both the East and West Regions of North America, which is expected to generate operational and logistical synergies. The transaction included a cash purchase price of $6.5 million, subject to certain post-closing adjustments, plus potential future payments of up to approximately $2.8 million based on specific performance targets.

Selet Hulling PLC

On May 2, 2015, we paid $0.7 million in cash to increase our ownership position in Selet Hulling PLC (“Selet”) from 35% to 76%. Selet is a joint venture located in Ethiopia focused on the sourcing and supply of organic sesame. As a result of our increased ownership in Selet, we obtained full management control of the operation. Through our investment in Selet, we intend to continue the development of a key source of organic sesame and other organic raw materials from Ethiopia and the East-African Region.

Citrusource, LLC

On March 2, 2015, we acquired Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S. We paid $13.3 million in cash at closing and we may pay additional consideration valued at $33.8 million as at the acquisition date, based on the incremental growth in Citrusource’s base business and the value of synergies created from combining the operations of Citrusource with our premium juice facility located in San Bernardino, California.

Other Developments

Succession of Chief Executive Officer

On July 7, 2015, we announced the appointment of Hendrik Jacobs, our former President and Chief Operating Officer, to President and Chief Executive Officer (“CEO”), effective October 1, 2015. In conjunction with this appointment, Mr. Jacobs also became a member of our board of directors effective October 1, 2015. Mr. Jacobs succeeded former CEO, Steve Bromley, who served as Vice-Chair of the board of directors from October 1, 2015 until his resignation from SunOpta on December 31, 2015.

SUNOPTA INC.	8	January 2, 2016 10-K

Corporate Social Responsibility Report

On June 29, 2015, we released our 2014 Corporate Social Responsibility Report, which provides an update on progress towards our sustainability goals covering social, environmental and economic objectives, and further reinforces our commitment to becoming an increasingly sustainable organization. This report covers the operations of SunOpta, including wholly-owned subsidiaries and joint venture operations, and is available on our website.

The Corporate Social Responsibility Progress Report and the other information included on our website are not included in, or incorporated by reference into, this Form 10-K.

ACQUISITION HISTORY

SunOpta has been built through business acquisitions and significant internal growth. The following is a summary listing of business operations that we have acquired and retained since the inception of SunOpta. This summary does not include acquisitions that were subsequently divested.

Date of Acquisition	Business Operations Acquired	Reportable Segment
August 3, 1999	Sunrich Inc.	Global Ingredients
August 15, 2000	Certain assets of Hoffman Aseptic	Consumer Products
September 18, 2000	Northern Food and Dairy, Inc.	Consumer Products/ Global Ingredients
March 14, 2001	First Light Foods Inc.	Consumer Products
May 8, 2003	Kettle Valley Dried Fruit Ltd.	Consumer Products
November 1, 2003	SIGCO Sun Products, Inc.	Global Ingredients
December 1, 2003	Sonne Labs, Inc.	Global Ingredients
September 13, 2004	51% of the outstanding shares of Organic Ingredients, Inc. (remaining 49% of the outstanding shares were acquired on April 5, 2005)	Consumer Products
June 2, 2005	Earthwise Processors, LLC	Global Ingredients
June 20, 2005	Cleugh’s Frozen Foods, Inc.	Consumer Products
July 13, 2005	Pacific Fruit Processors, Inc.	Consumer Products
November 7, 2006	Hess Food Group LLC	Consumer Products
August 7, 2007	Operating assets of a soymilk manufacturing facility in Heuvelton, New York	Consumer Products
April 2, 2008	The Organic Corporation	Global Ingredients
November 8, 2010	Dahlgren & Company, Inc.	Global Ingredients
December 14, 2010	Assets of Edner of Nevada, Inc.	Consumer Products
August 5, 2011	Assets of Lorton’s Fresh Squeezed Juices, Inc.	Consumer Products
December 31, 2012	Organic Land Corporation OOD	Global Ingredients
March 2, 2015	Citrusource, LLC	Consumer Products
August 11, 2015	Assets of Niagara Natural Fruit Snack Company Inc.	Consumer Products
October 9, 2015	Sunrise Holdings (Delaware), Inc.	Consumer Products

SUNOPTA INC.	9	January 2, 2016 10-K

SEGMENT INFORMATION

In connection with the definitive agreement for the sale of Opta Minerals, we recognized Opta Minerals as a discontinued operation held for sale as at January 2, 2016. Accordingly, the results of operations of Opta Minerals for the current and prior fiscal periods have been reported in discontinued operations in our consolidated statements of operations. Prior to being recognized as a discontinued operation, Opta Minerals was reported as a standalone operating segment within SunOpta. With the recognition of Opta Minerals as a discontinued operation, the composition of our remaining reportable segments is as follows:

•

Global Ingredients aggregates our North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.

•

Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages include aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and fruit ingredients. Healthy Snacks includes fruit snacks; nutritional and protein bars; and re-sealable pouch products.

In addition, Corporate Services provides a variety of management, financial, legal, information technology, treasury and administration services to each of our operating segments from our headquarters in Mississauga, Ontario and our administrative office Edina, Minnesota.

Financial information for each reportable segment describing revenues from external customers, a measure of profit or loss, and total assets for the last three fiscal years, as well as financial information about geographic areas for the last three fiscal years, is presented in note 21 of the Consolidated Financial Statements.

Global Ingredients

Operations and Product offerings—Global Ingredients

Global Ingredients aggregates our North American and international raw material sourcing and supply operating segments focused on the procurement, processing and sale of specialty and organic grains, seeds, fruits, grain- and cocoa-based ingredients, and other commodities, which are used primarily in applications serving the natural and organic food industry. Its operations are centered in Amsterdam, the Netherlands, Edina, Minnesota, and Scotts Valley, California.

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

•	Seed- and grain-based animal feed and pet food products that originate from select organic and non-GMO soy, corn, sunflower and other commodities.

Global Ingredients also engages in processing and contract manufacturing services that include:

•	Seed and grain conditioning services for soy, corn and sunflower.

•	Grain milling for corn, with various granulations and batch sizing.

•	Coffee and sesame seed processing.

SUNOPTA INC.	10	January 2, 2016 10-K

•	Dry and oil roasting and packaging, including in-shell sunflower and sunflower kernels, corn, soy- and legume- based snacks.

•	Liquid (concentrates and oil) and dried format seed, grain and cocoa based ingredients utilizing non-GMO and organic soy, corn, sunflower, rice, and cocoa.

•	Specialty organic functional ingredients, including maltodextrins, tack blends, flavor enhancing products, including snack coatings, cheese powders and flavor systems.

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

Distribution, Marketing, and Sales—Global Ingredients

As a leading provider of IP, non-GMO and organic, grains, seeds, grain- and cocoa-based ingredients, and other raw materials, Global Ingredients has well established sales and marketing capabilities, including technically oriented sales teams strategically located close to specific geographic sourcing and/or sales regions. Its specialty grains, seeds and other raw materials and ingredients are sold to food manufacturers and producers worldwide, including some of the largest U.S. consumer-packaged food companies. In addition, in our estimation, it maintains one of the largest organic raw material ingredient sourcing and supply networks in the world, working closely to develop and manage global organic supply and link these supplies with diverse customer needs. It also provides procurement and ingredient processing support to the Consumer Products operating segment.

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

Organic raw material ingredient suppliers include growers, processors and traders of organic fruit- and vegetable-based ingredients, sweeteners and other food products. The diversity of our supplier base helps to ensure continual supply by providing contra-seasonal solutions to mitigate crop and quality risks. Organic food suppliers are required to meet stringent organic certification requirements equivalent to the U.S. Department of Agriculture (“USDA”) National Organic Program, European Union (“EU”) standards, or others.

SUNOPTA INC.	11	January 2, 2016 10-K

Consumer Products

Operations and Product Offerings—Consumer Products

Consumer Products provides healthy and organic food products that are primarily consumer-packaged to retailers, foodservice distributors and major global food manufacturers with a variety of branded and private label products. Consumer Products’ packaged food products are categorized into the following three main commercial platforms:

•	Healthy Beverages

•

Aseptic beverages including soy, almond, rice, coconut, sunflower and other non-dairy and alternative beverages, as well as adjacent categories such as organic dairy and nutritional beverages, including milk, broths and teas. Specializing in aseptic product offerings, Consumer Products produces a variety of pack sizes, including multi-serve and single-serve formats, all shelf stable with long shelf lives.

•

Organic and conventional beverage products, including shelf stable and refrigerated juices; specialty beverages; vitamin and electrolyte waters; and energy drinks. Consumer Products partners with third-party fillers to provide extended shelf life refrigerated packaging formats to its customers.

•

Our Healthy Beverage platform operates from an east to west network of four facilities, as well as co- manufacturing relationships that allow us to minimize distribution costs for our customers, maintain redundant back-up plans, and offer reliable, year-round programs.

•	Healthy Fruit

•

IQF natural and organic frozen fruits and vegetables, including strawberries, blueberries, raspberries, peppers, broccoli, blends and many other items. Consumer Products produces a variety of packaging formats, including tubs, stand-up pouches, cups and polybags to address the needs of its retail and foodservice customers.

•

Specialty fruit toppings and bases, which are custom formulated to provide unique flavor and texture profiles for a wide range of specialized applications. Applications include fruit bases for yogurts, ice creams, cheeses, smoothies, shakes, frozen desserts, bakery fillings, health bars, various beverages, dressings, marinades, dips and sauces, and fruit toppings for foodservice applications.

•

Our healthy Fruit platform operates from six facilities that extend from the central Mexico through to California, as well as a production facility in Kansas. Strategically our north to south footprint on the west coast allows us to maximize access to supply of fruit over the course of the full growing season, while our operation in the Midwest serves as a lower-cost launching pad to deliver product to the east coast.

•	Healthy Snacks

•

Organic and conventional re-sealable pouch products, in a variety of pack sizes and shapes, containing a variety of products including baby food, puddings, sauces, and healthy fruit-, vegetable- and protein-based snacks serving the adult nutrition category.

•

Nutritious snacks including natural and organic fruit-based snacks in bar, twist, rope and bite size shapes, with the ability to add a variety of ingredients; and baked and extruded nutrition (i.e., protein, energy and meal replacement) bars using a wide variety of ingredients including grains, proteins and other ingredients.

•

Our Healthy Snack platform operates from an east to west network of four facilities, as well as co- manufacturing relationships. In the case of fruit snacks and resealable pouches we maintain bi-coastal production which helps to minimize delivery costs to our customers.

SUNOPTA INC.	12	January 2, 2016 10-K

Competition—Consumer Products

Consumer Products’ healthy beverage and health snacks offerings compete with major food manufacturing companies, as well as a number of other regional manufacturers. Its healthy fruit offerings face competition from both branded and private label fruit providers. It faces competition when securing seed, grain, fruit, vegetable and dairy raw materials; however, due to the location of its processing facilities, it is able to source these raw materials from a number of growing regions and suppliers. Integrated sourcing through Global Ingredients, which supplies a number of core raw materials, combined with in-house processing and packaging capabilities, provides Consumer Products with a low-cost advantage over many of its competitors.

Distribution, Marketing and Sales—Consumer Products

Consumer Products supplies the private-label retail market, including large retailers and club stores, branded food companies, food manufacturers, foodservice distributors, quick service and casual dining restaurants located principally in North America. In addition, it markets branded food products under SunOpta-controlled brands, including Sunrich® Naturals, Pure Nature™ and Nature’s Finest™. Consumer Products generally conducts its business with customers on the basis of purchase orders and price quotations, without other formal agreements related to minimum or maximum supplies or pricing.

Costco Wholesale (“Costco”) accounted for approximately 13% of revenues from our Consumer Products segment for the year ended January 2, 2016. No other customer accounted for more than 10% of revenues from our Consumer Products segment for the year ended January 2, 2016. After giving effect to the Sunrise Acquisition, on a pro forma basis, Costco would have accounted for approximately 17% of revenues from our Consumer Products segment, and approximately 10% of our consolidated revenues for the year ended January 2, 2016.

Suppliers—Consumer Products

Consumer Products’ raw materials are subject to the availability of seed, grain, fruit, vegetable and dairy supply, which is based on conditions that are beyond our control. Seeds and grains are sourced through Global Ingredients’ established grower network. Fresh and frozen fruits, berries, and vegetables are sourced directly from a large number of suppliers throughout the U.S., Mexico and globally, or through Global Ingredients. We believe our scale and location close to growing areas makes Consumer Products’ an attractive customer for fruit growers. Organic dairy ingredients are sourced from independent distributors.

Consumer Products also relies on its packaging suppliers to ensure delivery of often unique, portable, and convenient consumer packaging formats. In our aseptic packaging facilities we specialize in the use of Tetra Pak equipment in a variety of pack sizes and also offer a variety of opening types and extended shelf life (“ESL”) options. Consumer Products also partners with third party fillers to provide ESL and refrigerated packaging formats to its customers.

Corporate Services

Our corporate headquarters is located in Mississauga, Ontario. In addition, centralized information technology, human resources, operations, research and development, legal and financial shared services groups are located in Edina, Minnesota. Employees of Corporate Services provide support services across the organization including management, finance, legal, operations, business development, information technology, research and development, human resources and administrative functions.

REGULATION

We are subject to a wide range of governmental regulations and policies in various countries and regions where we operate, including the U.S., Canada, Mexico, the Netherlands, throughout the rest of the EU, China and Ethiopia. These laws, regulations and policies are implemented, as applicable in each jurisdiction, on the national, federal, state, provincial and local levels. For example, we are affected by laws and regulations related to: seed, fertilizer and pesticides; the purchasing, harvesting, transportation and warehousing of grain and other products; the processing, packaging and sale of food, including wholesale operations; and product labeling and marketing, food safety and food defense. We are also affected by government-sponsored price supports, acreage set aside programs and a number of environmental regulations.

SUNOPTA INC.	13	January 2, 2016 10-K

U.S. Regulations

We are required to comply with the regulations and policies promulgated by the Environmental Protection Agency (“EPA”) and corresponding state agencies, as well as the USDA, the Grain Inspection, Packers and Stockyard Administration, the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), Occupational Safety and Health Administration (“OSHA”) and the Commodities and Futures Trading Commission.

USDA National Organic Program and Similar Regulations

We are involved in the sourcing, manufacturing, supplying, processing, marketing, selling and distribution of organic seed and food products and, as such, are subject to certain organic quality assurance standards. In 1990, Congress passed the Organic Foods Production Act mandating that the USDA develop national standards for organically produced agricultural products to assure consumers that those products marketed as organic meet consistent, uniform standards. The Organic Foods Production Act established the National Organic Program, a marketing program housed within the Agricultural Marketing Service of the USDA.

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

Food-Related Regulations

As a manufacturer and distributor of food products, we are also subject to a number of federal, state and local food-related regulations, including, but not limited to, the Federal Food, Drug and Cosmetic Act of 1938 (the “FDCA”) and regulations promulgated thereunder by the FDA. This comprehensive regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the U.S. The FDA:

•	regulates manufacturing practices for foods through its current good manufacturing practices regulations;

•	specifies the standards of identity for certain foods, including many of the products we sell; and

SUNOPTA INC.	14	January 2, 2016 10-K

•	prescribes the format and content of certain information required to appear on food product labels.

Some of the key food safety and food labeling regulations in the U.S. include, but are not limited to, the following:

1.	Food Safety Regulations

The FDA Food Safety Modernization Act (“FSMA”), signed into law on January 4, 2011, enables FDA to better protect public health by strengthening the food safety system. The goal of FSMA is to shift the focus of the current food safety scheme away from one that is reactive to one that is preventative. The law provides FDA with new enforcement authorities and tools designed to achieve higher rates of compliance with prevention- and risk-based food safety standards and to better respond to and contain problems when they do occur. Since 2011, FDA has been in the process of implementing FSMA through regulations.

In the last year, FDA has finalized several rules in connections with FSMA including: (1) Accredited Third-Party Certification, (2) Standards for the Growing, Harvesting, Packing, and Holding of Produce for Human Consumption, (3) Foreign Supplier Verification Programs for Importers of Food for Humans and Animals, (4) Current Good Manufacturing Practice, Hazard Analysis, and Risk-Based Preventive Controls for Human Food, and (5) Current Good Manufacturing Practice and Hazard Analysis and Risk-Based Preventive Controls for Food for Animals. The final rules on good manufacturing practices and preventive controls relating to food for human consumption apply to us as we manufacture, process, pack and hold food for human consumption. We will be required to comply with this rule starting in September 2016, one year after publication of the final rule. The final rule contains certain key requirements:

a.	Food Safety Plan

Covered facilities must establish and implement a written food safety system that includes an analysis of hazards and risk-based preventive controls. The hazard analysis must consider known or reasonably foreseeable biological, chemical, and physical hazards. The preventive control measures are required to ensure that hazards requiring a preventive control will be minimized or prevented. They include process, food allergen, and sanitation controls, as well as supply-chain controls and a recall plan. In addition to establishing preventive controls, we must continuously ensure that the controls are effective through monitoring and verification activities. If a control fails, prompt corrective actions must be taken to identify a problem with preventive control implementation, to reduce the likelihood the problem will recur, evaluate affected food for safety, and prevent it from entering commerce. All corrective actions must be documented in writing.

b.	Supply Chain Management

The final rule mandates that a manufacturing facility have a risk-based supply chain program for those raw materials and other ingredients that have an identified hazard requiring a supply-chain applied control. Accordingly, we are responsible for ensuring that foods are received only from approved suppliers, or on a temporary basis from unapproved suppliers whose materials are subject to verification activities before being accepted for use.

c.	Current Good Manufacturing Practices

The final rule updated and clarified current good manufacturing practices. Specifically, some of the previously nonbinding regulatory provisions, such as education and training, are now binding. Management is required to ensure that all employees who manufacture, process, pack or hold food are qualified and properly educated to perform their assigned duties.

Now that this rule has become final, we are in the process of developing regulatory compliance programs to ensure that all requirements of the rules applicable to us are met by the effective date.

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

SUNOPTA INC.	15	January 2, 2016 10-K

Lastly, we are subject to numerous other federal, state and local regulations involving such matters as the licensing and registration of manufacturing facilities, enforcement by government health agencies of standards for our products, inspection of our facilities and regulation of our trade practices in connection with the sale of food products.

2.	Food Labeling Regulations

The Company is subject to certain requirements relating to food labeling under the FDCA and corresponding FDA regulations as well as the Fair Packaging and Labeling Act enacted in 1967 and corresponding FTC regulations. Although the FTC, FDA, and USDA share jurisdiction over claims made by manufacturers of food products, the FDA retains primary jurisdiction over the labeling of food products whereas the FTC regulates advertising.

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

A number of our products are being marketed pursuant to GRAS self-affirmation. We believe that a majority of products for which we have commercial rights are GRAS. However, such status cannot be determined until actual formulations and uses are finalized. Thereafter, we decide whether self-affirmation procedures and a GRAS notification will be appropriate. For those components that do not qualify for GRAS, we may be required to file a Food Additive Petition. In the event that a petition is required, we may elect to sell or license our rights to manufacture, market, and distribute the component to another party.

SUNOPTA INC.	16	January 2, 2016 10-K

Environmental Regulations

The Company is also subject to various U.S. federal, state and local environmental regulations. Some of the key environmental regulations in the U.S. include, but are not limited to, the following:

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

In Canada, the sale of food is regulated under various federal and provincial laws, principally the federal Food and Drugs Act (“FADA”), Canada Agricultural Products Act (“CAPA”), and the Canadian Environmental Protection Act, 1999 (“CEPA”), along with their supporting regulations. Some of the key Canadian regulatory instruments include but are not limited to the following:

•

Food and Drug Regulations (under the FADA) – food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labeling, advertising and marketing, and licensing requirements.

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

•

Consumer Packaging and Labeling Act (“CPLA”) – the CPLA and its supporting regulations outline requirements for packaging and labeling of products, including food products. The CPLA sets out labeling requirements relating to the description of the product, net quantity and dealer information, as well as packaging standards. The CPLA also includes a prohibition against false or misleading labeling.

SUNOPTA INC.	17	January 2, 2016 10-K

•

Canada Food Inspection Agency Act (“CFIAA”) – the CFIAA grants power to the Canadian Food Inspection Agency (the “CFIA”), which is tasked with the administration and enforcement of certain Canadian food legislation. Under the CFIAA, the CFIAA has the power to recall certain products if the Minister believes that such product poses a risk to the public, animal or plant health.

•

Processed Products Regulations (“PPR”) (under the CAPA) – the PPR regulates the grading, packing and marking of processed products that are produced in Canada for inter-provincial or export trade or imported into Canada. Under the PPR, processed food products are those that are prepared to assure preservation of the food product in transport, distribution and storage. The PPR establishes requirements with respect to the content, preparation, packing and marking of processed food products.

We are subject to Dutch and European Commission (“EC”) regulations and policies. Our European subsidiary, The Organic Corporation (“TOC”), is involved in the sourcing, supplying, processing, marketing, selling and distribution of organic food products and, as such, is subject to standards for production, labeling and inspection of organic products contained in EC Regulation 2092/91 (and its subsequent amendments). TOC is certified by Skal, the inspection body for the production of organic products in the Netherlands. Products certified as organic by an EU-recognized inspection body, such as Skal, can be marketed within the entire EU. In addition, under the terms of an equivalency arrangement between the U.S. and the EU, organic operations certified to the USDA organic or EU organic standards may be labeled and sold as organic in both the U.S. and EU.

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

Following the Sunrise Acquisition, we operate a processing facility in Mexico and are subject to Mexican regulations, including regulations regarding processing, packaging and sales of food products, labor relations and profit-sharing with employees.

RESEARCH AND DEVELOPMENT

Research and development and new product, process and packaging innovation are key priorities of our Company and initiatives are focused on continuous improvement of our existing product portfolios and continuing efforts to improve production process to reduce costs and improve efficiencies, as well as the development of innovative new products. Innovation is a key pillar for us and a necessity in the natural and organic foods categories. We believe our commitment and proactive approach to new product development and innovation is important to our ability to introduce new higher-margin food and beverage products to the market.

In June 2015, we expanded our research and development platform by opening an advanced innovation center in Edina, Minnesota. This facility supports our dedicated team of food scientists, engineers and technicians, expands our product development capabilities, increases our speed to market and enables us to proactively engage customers in creating and developing new products. We believe our innovation platform supports our leadership position in non-GMO and organic food and strengthens our relationships with our retail, foodservice and contract manufacturing customers.

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

We continue to develop new products to maximize the capabilities of our aseptic packaging facilities, including the development of non-dairy based beverages that address the growing consumer demand for beverages that satisfy allergy concerns and provide a unique nutritional profile, as well as teas, organic dairy and nutritional beverages. In addition, we continue to develop new fruit-based beverages, fruit- and grain-based snacks, nutrition bars and fruit-based re-sealable pouch products, as well as innovative fruit ingredient systems for the dairy, foodservice and beverage industries. We are also continually looking to develop new value-added products for our customers that leverage our global sourcing platform.

SUNOPTA INC.	18	January 2, 2016 10-K

INTELLECTUAL PROPERTY

The nature of a number of our products and processes requires that we create and maintain patents, trade secrets and trademarks. Our policy is to protect our technology, brands and trade names by, among other things, filing patent applications for technology relating to the development of our business in the U.S. and in selected foreign jurisdictions, registering trademarks in the U.S., Canada and selected foreign jurisdictions where we sell products, and maintenance of confidentiality agreements with outside parties and employees.

Our success will depend, in part, on our ability to protect our products, trade names and technology under U.S. and international patent laws and other intellectual property laws. We believe that we own or have sufficient rights to use all of the proprietary technology, information and trademarks necessary to manufacture and market our products; however, there is always a risk that patent applications relating to our products or technologies will not result in patents being issued, or, if issued, will be later challenged by a third party, or that current or additional patents will not afford protection against competitors with similar technology.

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

PROPERTIES

As at January 2, 2016, we operated 27 processing facilities in 9 U.S. states, as well as Canada, Mexico, the Netherlands, Bulgaria and Ethiopia. In addition, we also own and lease a number of office and distribution locations in the U.S., Canada, Mexico, the Netherlands, Ethiopia and China, and lease and utilize public warehouses to satisfy our storage needs. We also lease farmland that we sublease to fruit growers. For more details see Item 2. Properties elsewhere in this report.

ENVIRONMENTAL HAZARDS

We believe that, with respect to both our operations and real property, we are in material compliance with environmental laws at all of our locations.

EMPLOYEES

As at January 2, 2016, we had a total of approximately 2,100 (January 3, 2015 – 1,750) full-time employees, which included 270 employed at Opta Minerals (January 3, 2015 – 338). We also employ up to 2,000 seasonal employees in the U.S. and Mexico during peak fruit seasons each year. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

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

SUNOPTA INC.	19	January 2, 2016 10-K

Risks Related to Our Business

We operate in a highly competitive industry

We operate businesses in highly competitive product and geographic markets in the U.S., Canada, Europe and various other international markets. We compete with various U.S. and international commercial grain procurement marketers, major companies with food ingredient divisions, other food ingredient companies, trading companies, and consumer-packaged food companies that also engage in the development and sale of food ingredients and other food companies involved in natural and organic foods. These competitors may have financial resources and staff larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, financial condition or results of operations may be materially and adversely affected.

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

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business and our results of operations. After giving effect to the Sunrise Acquisition, on a pro forma basis, one of our customers would have accounted for nearly 10% of revenues for the year ended January 2, 2016. The loss or cancellation of business with any of our larger customers could materially and adversely affect our business, financial condition or results of operations.

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

SUNOPTA INC.	20	January 2, 2016 10-K

Some of our operations are subject to seasonal supply fluctuations. For example, we purchase strawberries and other fruit from farmers during the peak California growing season, which occurs during the first two quarters of the year. As a result, our costs may be higher during these periods. We may not be successful in counteracting or smoothing out the effects of seasonality, and we expect that certain parts of our operations will continue to remain subject to significant seasonality.

Part of our supply source also depends in part on a seasonal temporary workforce comprised primarily of migrant workers. Changes in immigration laws that discourage migration to the U.S. and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to immigrate to or migrate throughout the U.S. could adversely affect the migrant worker population and reduce the workforce available for farms and production facilities in the U.S. Additionally, increased competition from other industries for migrant workers could increase our costs and adversely affect our business, financial condition or results of operations.

Volatility in the prices of raw materials and energy could increase our cost of sales and reduce our gross margins

Raw materials represent a significant portion of our cost of sales. Our cost to purchase services and materials, such as grains, fruits and other commodities, processing aids, and natural gas, can fluctuate depending on many factors, including weather patterns, economic and political conditions and pricing volatility. In addition, we must compete for limited supplies of these raw materials and services with competitors having greater resources than us. If our cost of materials and services increases due to any of the above factors, we may not be able to pass along the increased costs to our customers.

We enter into a number of exchange-traded commodity futures and options contracts to partially hedge our exposure to price fluctuations on transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Our inventories, however, may not be completely hedged, due in part to our assessment of exposure from expected price fluctuations and an inability to hedge a number of raw materials.

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

An increase in our cost of sales resulting from an increase in the price of raw materials and energy could have a material and adverse effect on our business, financial condition or results of operations.

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

We may not be able to successfully consummate proposed divestitures

The successful consummation of the proposed sale of our interest in Opta Minerals is subject to receipt of all necessary shareholder approvals, receipt of regulatory and third party consents and other customary conditions, which may not be obtained or satisfied, and the actual timing of the closing of the transaction may be affected by delays in obtaining those required shareholder, regulatory and third party consents and approvals. In addition, the proceeds we expect to receive may be impacted by an inability or failure of the purchaser to satisfy the cash component of the purchase price payable on closing of the transaction or the amount owing under the subordinated promissory note upon maturity. We may be required to record additional asset impairment charges to the extent actual proceeds are less than anticipated. In addition, we have agreed to indemnify the purchaser for certain matters. An indemnification claim by the purchaser may effectively reduce the purchase price payable to us.

In addition, we may, from time to time, divest other businesses that are no longer a strategic fit or no longer meet our growth or profitability targets. Our profitability may be impacted by gains or losses on the sales of such businesses, or lost operating income or cash flows from such businesses. Additionally, we may be required to record asset impairment or restructuring charges related to divested businesses, or indemnify buyers for liabilities, which may reduce our profitability and cash flows. We may also not be able to negotiate such divestitures on terms acceptable to us. Such potential divestitures will require management resources and may divert management’s attention from our day-to-day operations. If we are not successful in divesting such businesses, our business could be harmed.

SUNOPTA INC.	21	January 2, 2016 10-K

Our future results of operations may be adversely affected by the availability of organic and non-GMO ingredients

Our ability to ensure a continuing supply of organic and non-GMO ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow organic and non-GMO crops, climate conditions, changes in national and world economic conditions, currency fluctuations and forecasting adequate need of seasonal ingredients.

The organic and non-GMO ingredients that we use in the production of our products (including, among others, fruits, vegetables, nuts and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions (including the potential effects of climate change) can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of organic or non-GMO ingredients or increase the prices of organic or non-GMO ingredients. If our supplies of organic or non-GMO ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations.

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

A significant portion of our fruit supply is sourced from California, which continued to experience severe drought conditions for the fourth straight year in 2015 due to extremely low levels of rainfall. Such conditions have resulted in lost crops as well as increased water costs for growers in California. In particular, we depend on growers in California for strawberries. Governor Edmund Gerald “Jerry” Brown Jr. declared a drought state of emergency in California and, among other actions, passed legislation requiring monitoring of groundwater pumping, which limits the amount of groundwater for which farmers can drill. Strawberry growers are largely dependent on well water, and diminishing groundwater resources could lead to a reduced strawberry supply. In April 2015, Governor Brown imposed statewide mandatory water conservation measures, including increased water use reporting by agricultural water users, enhancing the state’s ability to enforce against diversions and unreasonable use of water in an effort to curtail wasteful water practices in agricultural fields. While farms have been largely exempted from the strict water conservation measures imposed statewide, which have mostly targeted urban water use, continuing drought conditions could lead to more restrictive measures aimed at the agricultural industry. Recurring drought conditions and existing and future water conservation laws could negatively impact the agricultural industry in California and have a material adverse effect on our business, financial condition or results of operations.

An interruption at one or more of our manufacturing facilities could negatively affect our business, and our business continuity plan may prove inadequate

We own or lease, manage and operate a number of manufacturing, processing, packaging, storage and office facilities. We could be rendered unable to accept and fulfill customer orders as a result of disasters, epidemics, business interruptions or other similar events. Some of our inventory and manufacturing facilities are located in areas that are susceptible to harsh weather, and the production of certain of our products is concentrated in a few geographic areas. In addition, we store chemicals used in the equipment for quick freezing of fruit or used for cooling processes during ingredient processing, and our storage of these chemicals could lead to risk of leaks, explosions or other events. Although we have a business continuity plan, we cannot provide assurance that our business continuity plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issue. Our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a natural disaster, or other catastrophic event were to destroy any part of any of our facilities or interrupt our operations for any extended period of time, or if harsh weather or epidemics prevent us from delivering products in a timely manner, our business, financial condition and results of operations could be materially and adversely affected. In addition, if we fail to maintain our labor force at one or more of our facilities, we could experience delays in production or delivery of our products, which could also have a material adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	22	January 2, 2016 10-K

Technology failures could disrupt our operations and negatively impact our business

In the normal course of business, we rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers and suppliers depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions, as a result of updating our enterprise platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage. Furthermore, if a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. To date, we have not experienced a material breach of cyber security. While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems, which could have a material adverse effect on our business, financial condition or results of operations.

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

If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected

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

Impairment charges in goodwill or other intangible assets could adversely impact our financial condition and results of operations

As a result of business acquisitions, a significant portion of our total assets is comprised of intangible assets and goodwill.

SUNOPTA INC.	23	January 2, 2016 10-K

We are required to perform impairment tests of our goodwill and other intangible assets annually, or at any time when events occur that could affect the value of these assets. We expect to engage in additional acquisitions, which may result in our recognition of additional intangible assets and goodwill. If the financial performance of the acquired businesses is not as strong as we anticipate, we could be required to record significant impairments to intangible assets and/or goodwill, which could materially and adversely impact our business, financial condition and results of operations.

Technological innovation by our competitors could make our food products less competitive

Our competitors include major food ingredient and consumer-packaged food companies that also engage in the development and sale of food and food ingredients. Many of these companies are engaged in the development of food ingredients and other packaged food products and frequently introduce new products into the market. Existing products or products under development by our competitors could prove to be more effective or less costly than our products, which could have a material adverse effect on the competitiveness of our products and our business.

We rely on protection of our intellectual property and proprietary rights

Our success depends in part on our ability to protect our intellectual property rights. We rely primarily on patent, copyright, trademark and trade secret laws to protect our proprietary technologies. Our policy is to protect our technology by, among other things, filing patent applications for technology relating to the development of our business in the U.S. and in selected foreign jurisdictions.

Our trademarks and brand names are registered in the U.S., Canada and other jurisdictions. We intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain of the technologies and processes that we use.

The failure of any patents, trademarks, trade secrets or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could result in lower sales or gross margins.

We are subject to substantial environmental regulation and policies

We are, and expect to continue to be, subject to substantial federal, state, provincial and local environmental regulation. Some of the key environmental regulations to which we are subject include air quality regulations of the EPA and certain city/state/provincial air pollution control groups, waste treatment/disposal regulations, including but not limited to specific regulations of the Ontario Ministry of Environment and Energy, sewer regulations under agreements with local city sewer districts, regulations governing hazardous substances, storm water regulations and bioterrorism regulations. For a more detailed summary of the environmental regulations and policies to which we are subject, see “Item 1. Business—Regulation” of this report. Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, storm water discharge, solid waste, land spreading and hazardous waste.

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

We are subject to significant food and health regulations

We are affected by a wide range of governmental regulations in Canada, the U.S., Mexico and several countries in Europe, among others. These laws and regulations are implemented at the national level (including, among others, federal laws and regulation in Canada and the U.S.) and by local subdivisions (including, among others, state laws in the U.S. and provincial laws in Canada). We are also subject to regulations of the EU and the regulatory authority of regulatory agencies in several different countries. Examples of regulatory agencies influencing our operations include: the USDA, the FDA, the DHS, the EPA, the Canadian Food Inspection Agency, and Skal, among others.

SUNOPTA INC.	24	January 2, 2016 10-K

Examples of laws and regulations that affect us include laws and regulations applicable to:

•	the use of seed, fertilizer and pesticides;

•	the purchasing, harvesting, transportation and warehousing of seeds, grain and other products;

•	the processing and sale of food, including wholesale operations; and

•	the product labeling and marketing of food and food products, food safety and food defense.

These laws and regulations affect various aspects of our business. For example, as described in more detail under “Item 1. Business—Regulation” of this report, certain food ingredient products manufactured by SunOpta are regulated under the FDCA, as administered by the FDA. Under the FDCA, pre-marketing approval by the FDA is required for the sale of a food ingredient which is a food additive unless the substance is GRAS, under the conditions of its intended use by qualified experts in food safety. We believe that most food ingredients for which we have commercial rights are GRAS. However, this status cannot be determined until actual formulations and uses are finalized. As a result, we may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS.

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

Our business is subject to the Perishable Agricultural Commodities Act (“PACA”). PACA regulates fair trade standards in the fresh produce industry and governs our purchases of fresh produce and sales of frozen produce. We source fresh produce under licenses issued by the USDA, as required by PACA. Our failure to comply with the PACA requirements could, among other things, result in civil penalties, suspension or revocation of our licenses to sell produce and in certain cases, criminal prosecution, which could have a material and adverse effect on our business, financial condition or results of operations.

Changes in any government laws and regulations applicable to our operations could increase our compliance costs, negatively affect our ability to sell certain products or otherwise adversely affect our results of operations. In addition, while we believe we are in material compliance with all laws and regulations applicable to our operations, we cannot assure you that we have been, or will at all times be, in compliance with all food production and health requirements, or that we will not incur material costs or liabilities in connection with these requirements. Our failure to comply with any laws, regulations or policies applicable to our business could result in fines, lawsuits, enforcement actions, penalties or loss in the ability to sell certain products, any of which could materially and adversely affect our business, financial condition or results of operations.

Our operations are influenced by agricultural policies

We are affected by governmental agricultural policies such as price supports and acreage set aside programs and these types of policies may affect our business. The production levels, markets and prices of the grains and other raw products that we use in our business are materially affected by government programs, which include acreage control and price support programs of the USDA. Revisions in these and other comparable programs, in the U.S. and elsewhere, could have a material and adverse effect on our business, financial condition or results of our operations.

Product liability suits, recalls and threatened market withdrawals, could have a material adverse effect on our business

Many of our products are susceptible to harmful bacteria, and the sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties, faulty packaging materials, product contamination or spoilage. Under certain circumstances, we or our customers may be required to recall or withdraw products, which may lead to a material and adverse effect on our business, financial condition or result of operations. Our customers may also voluntarily recall or withdraw a product we manufactured or packaged, even without consulting us, which could increase our potential liability, costs or and result in lost sales. A product recall or withdrawal could result in significant losses due to the costs of the recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. In addition, we could be forced to temporarily close one or more production facilities. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. If a product recall or withdrawal were to lead to a decline in sales of a similar or related product sold by a customer or other third party, that party could also initiate litigation against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers, and our corporate and brand image.

SUNOPTA INC.	25	January 2, 2016 10-K

For example, in November 2013, one of our customers initiated a voluntary recall of certain products manufactured by one of our wholly-owned subsidiaries, stating that it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which it alleges resulted from a post-processing issue at our subsidiary’s Allentown, Pennsylvania facility. Although we dispute the allegations, we are involved in litigation regarding these claims and have incurred related costs. See “Item 3. Legal Proceedings” of this report.

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

Food safety concerns and instances of food-borne illnesses caused by third parties could harm our business

Our internal processes and training may not be fully effective in preventing contamination of food products that could lead to food-borne illnesses. We rely on third-party suppliers and distributors, which increases the risk that food-borne illness incidents (such as e. coli, salmonella or listeria) could occur outside of our control and at multiple locations. If consumers lose confidence in the safety and quality of our products or organic products generally, even in the absence of a recall or a product liability case, our business, financial condition or results of operations could be materially and adversely affected. Instances of food-borne illnesses, whether real or perceived, and whether or not traceable to our operations or a result of our actions or omissions, could cause negative publicity about us or the products we serve, which could adversely affect sales. Food safety concerns and instances of food-borne illnesses and injuries caused by contaminated products sold by third parties could cause customers to shift their preferences, even if no food-borne illnesses or injuries are traced to our products. As a result, our sales may decline. Loss of customers as a result of these health concerns or negative publicity could harm our business.

Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices, and breach of state consumer protection statutes (such as Proposition 65 in California). FTC and/or state attorneys general may bring legal action that seeks removal of a product from the marketplace, and impose fines and penalties. Even when not merited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition or results of operations.

Fluctuations in exchange rates, interest rates and commodity prices could adversely affect our business, financial condition, results of operations or liquidity

We are exposed to foreign exchange rate fluctuations as our non-U.S.-based operations are translated into U.S. dollars for financial reporting purposes and we also sell product in currencies that are different from the current used to purchase materials, or process finished goods. We are exposed to changes in interest rates as a significant portion of our debt bears interest at variable rates. We are exposed to price fluctuations on a number of commodities as we hold inventory and enter into transactions to buy and sell products in a number of markets. Additional qualitative and quantitative disclosures about these risks can be found in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this report. As a result of these exposures, fluctuations in exchange rates, interest rates and certain commodities could adversely affect our business, financial condition, results of operations or liquidity.

SUNOPTA INC.	26	January 2, 2016 10-K

Our international operations expose us to additional risks

We source our products from numerous suppliers and growers from around the world. Outside of North America, we have processing, packaging and warehousing facilities in Europe, Africa and Asia. Our international operations and customers expose us to certain risks inherent in doing business abroad, including:

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

For example, through the Sunrise Acquisition, we have acquired significant operations in Mexico, including a facility in the State of Michoacán, near areas where there have been incidents of unrest, which may heighten the risks of our international operations described above.

As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business, financial condition and results of operations. In addition, any acquisition of businesses with operations outside of North America may exacerbate this risk.

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

•	effect service of process within the U.S. on us or certain of our executive officers and directors;

•	enforce judgments obtained in U.S. courts against us or certain of our executive officers and directors based upon the civil liability provisions of the U.S. federal securities laws;

•	enforce, in a court outside of the U.S., judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; or

•	bring an original action in a court outside of the U.S. to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.

SUNOPTA INC.	27	January 2, 2016 10-K

Risks Related to Business Acquisitions

We may not be able to effectively manage our growth and integrate acquired companies

From time to time we may pursue acquisition opportunities that are consistent with our overall growth strategy. We completed three acquisitions during 2015, including the Sunrise Acquisition, which was the largest acquisition in the history of our company. Our ability to effectively integrate acquisitions, including our ability to realize potentially available marketing opportunities and cost savings in a timely and efficient manner will have a direct impact on our future results. We may encounter problems in connection with the integration of any new businesses, such as challenges relating to the following:

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

If we experience any of these problems in the integration of acquisitions, they could have a material and adverse effect on our business, financial condition or results of operations.

We may not have accurately estimated the benefits or synergies to be realized from business acquisitions

Our expected benefits and synergies from acquired businesses may not be realized if our cash flow estimates associated with the assets of those businesses are materially inaccurate or if we fail to identify operating problems or liabilities prior to acquisition. We perform inspections of the assets to be acquired, which we believe to be generally consistent with industry practices. However, the accuracy of our assessments of the assets and our estimates are inherently uncertain. There could also be environmental or other problems that were not discovered in the course of our due diligence and inspections. If problems or risks are identified after the closing of an acquisition, there may be limited recourse against the former owners.

Business acquisitions may expose us to unknown liabilities

We will be subject to all of the liabilities of acquired businesses, including legal and administrative proceedings. If there are unknown liabilities or other obligations, including contingent liabilities, our business could be materially affected. Moreover, to the extent there is indemnification against losses and liabilities in these businesses acquisition agreements, the amount of indemnification available could be limited and may not be sufficient to cover the actual losses we may suffer.

SUNOPTA INC.	28	January 2, 2016 10-K

Business acquisitions could result in unexpected disruptions on our business

In response to an acquisition, the acquired business’s customers may cease or reduce their business with the acquired business or some of our customers may cease or reduce their business with us, which could negatively affect our combined operations. Similarly, current or prospective employees of us or of the acquired businesses may experience uncertainty about their future roles with the combined entity. This may adversely affect our ability to attract and retain key management, marketing and technical personnel. In addition, the diversion of the attention of our respective management teams away from day-to-day operations during the pendency of the business acquisition could have an adverse effect on our financial condition and operating results.

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations

We incurred significant indebtedness on October 9, 2015 to fund a portion of the purchase price of the Sunrise Acquisition, including an aggregate principal amount of $330.0 million under the Loan Agreement and an additional $59.2 million of borrowings under our credit facilities. Our level of indebtedness could adversely affect our business, financial condition or results of operations, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes. In addition, we will have to use a substantial portion of our cash flow to pay principal, premium (if any) and interest on our indebtedness which will reduce the funds available to us for other purposes. We may be required under the terms of the financing commitments that we received in connection with the Sunrise Acquisition to incur long-term financing to replace the term loans made under the Loan Agreement, at an interest rate of up to 9.5% per annum at any time prior to October 9, 2016, which could cause our interest expense to increase. Our level of indebtedness will also make us more vulnerable to economic downturns and adverse industry conditions, and may compromise our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors.

Our business may be materially and adversely affected if we are unable to renew the Global Credit Facility when it becomes due on February 10, 2021

The Global Credit Facility matures on February 10, 2021. We may not be able to renew this facility to the same level or size, or on terms as favorable as at present. A reduced facility may impact our ability to finance our business, requiring us to scale back our operations and our use of working capital. Alternatively, obtaining credit on less favorable terms would have a direct impact on our profitability and operating flexibility.

The Global Credit Facility agreement restricts how we may operate our business, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan

The Global Credit Facility agreement contains covenants that limit the discretion of our management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to incur additional indebtedness, to create other liens, to complete a merger, amalgamation or consolidation, to make certain distributions or make certain payments, investments and guarantees and to sell or otherwise dispose of certain assets. These restrictions may hinder our ability to execute on our growth strategy or prevent us from implementing parts of our business plan.

Our business could be materially and adversely affected if we are unable to meet the covenants of the Global Credit Facility

Our ability to comply with the financial covenants under the Global Credit Facility agreement will depend on the success of our businesses, our operating results, and our ability to achieve our financial forecasts. Various risks uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of the Global Credit Facility agreement. Failure to comply with our financial covenants and other terms could result in an event of default and the acceleration of amounts owing under this agreement, unless we were able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the agreement on terms (including, but not limited to, the payment of consent fees) that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance the Global Credit Facility agreement on favorable terms or at all, our business, financial condition or results of operations will be materially and adversely impacted.

SUNOPTA INC.	29	January 2, 2016 10-K

Risks Related to Ownership of our Common Shares

Our operating results and share price are subject to significant volatility

Our net sales and operating results may vary significantly from period to period due to:

•	changes in our customers and/or their demand;

•	changes in our operating expenses;

•	management’s ability to execute our business strategies focused on improved operating earnings;

•	organizational and personnel changes;

•	interruption in operations at our facilities;

•	product recalls or market withdrawals;

•	legal and administrative cases (whether civil, such as environmental or product related, or criminal), settlements, judgments and investigations;

•	foreign currency fluctuations;

•	supply shortages or commodity price fluctuations; and

•	general economic conditions.

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

SUNOPTA INC.	30	January 2, 2016 10-K

Our debt instruments restrict, and our future debt instruments may restrict, our ability to pay dividends to our shareholders, and we do not currently intend to pay any cash dividends on our common shares in the foreseeable future; therefore, our shareholders may not be able to receive a return on their common shares until their shares are sold

We have never paid or declared any cash dividends on our common shares. We do not anticipate paying any cash dividends on our common shares in the foreseeable future because, among other reasons, we currently intend to retain any future earnings to finance the growth of our business. In addition, the covenants included in our Global Credit Facility agreement and Loan Agreement, and the covenants to be included in our future debt instruments may restrict, our ability to receive cash from its subsidiaries and pay dividends on our common shares. The future payment of dividends will be dependent on factors such as these covenant restrictions, cash on hand, or achieving and maintaining profitability, the financial requirements to fund growth, our general financial condition and other factors our board of directors may consider appropriate in the circumstances. Until we pay dividends, which we may never do, our shareholders will not receive a return on their common shares until their shares are sold.

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

The future issuance of additional common shares in connection with our incentive plans, acquisitions or otherwise could dilute the value of our common shares

We have unlimited common shares authorized but unissued. Our articles of amalgamation authorize us to issue these common shares, and we may also issue options, rights, warrants and appreciation rights relating to common shares for consideration and on terms and conditions established by our board of directors in its sole discretion. We may need to raise significant additional equity capital in connection with acquisitions or otherwise.

As at January 2, 2016, we had outstanding stock-based awards granted under our 2013 Stock Incentive Plan to purchase or receive an aggregate of 3.8 million common shares. We also maintain an Employee Stock Purchase Plan (the “ESPP”), which allows our employees to purchase an aggregate of 3.0 million common shares through payroll deductions. As at January 2, 2016, there was a balance of 1.3 million common shares remaining to be granted under the ESPP. Any common shares that we issue, including under our 2013 Stock Incentive Plan or other equity incentive plans that we may adopt in the future, or upon exercise of outstanding option, restricted stock units or performance share units, could result in dilution in the value of our common shares and the voting power represented thereby.

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

Item 1B. Unresolved Staff Comments

None.

SUNOPTA INC.	31	January 2, 2016 10-K

Item 2. Properties

The following table lists the location, description, ownership and segment of our principal properties:

Location	Facility Description	Owned/ Leased	Lease Expiry Date
Mississauga, Ontario(1)	Corporate head office	Leased	January 2021
Edina, Minnesota(1)	Corporate administrative office and Consumer Products head office	Leased	September 2022
Hope, Minnesota(2)	Grain processing and Raw Material Sourcing and Supply head office	Owned
Breckenridge, Minnesota(2)	Grain processing and distribution	Owned
Moorhead, Minnesota(2)	Grain processing and distribution	Owned
Crookston, Minnesota(2)	Grain processing, warehouse and distribution	Owned
Grace City, North Dakota(2)	Grain processing, warehouse and distribution	Owned
Wahpeton, North Dakota(2)	Grain processing, warehouse and distribution	Owned
Wahpeton, North Dakota(2)	Grain storage	Owned
Blooming Prairie, Minnesota(2)	Grain storage	Owned
Ellendale, Minnesota(2)	Grain storage	Owned
Scotts Valley, California(2),(3)	Sales and administrative office	Leased	February 2021
Amsterdam, The Netherlands(2)	Sales and International Sourcing and Supply head office	Leased	October 2022
Middenmeer, The Netherlands(2)	Cocoa processing	Leased	December 2017
Dalian, China(2)	Storage	Leased	November 2016
Dalian, China(2)	Sales office	Leased	December 2016
Addis Ababa, Ethiopia(2)	Coffee processing and warehouse	Leased	March 2018
Humera, Ethiopia(2)	Grain processing, warehouse and storage	Leased	June 2016
Silistra, Bulgaria(2)	Grain processing	Owned
Sofia, Bulgaria(2)	Sales and administrative office	Leased	March 2017
Heuvelton, New York(2)	Ingredient processing	Owned
Cresco, Iowa(2)	Grain milling	Owned
South Gate, California(3)	Fruit ingredient processing, warehouse and distribution	Leased	June 2020
Alexandria, Minnesota(3)	Aseptic processing and packaging	Owned
Alexandria, Minnesota(3)	Ingredient processing	Owned
Alexandria, Minnesota(3)	Storage	Owned
Modesto, California(3)	Aseptic processing and packaging	Leased	May 2019
San Bernardino, California(3)	Beverage processing, warehouse and distribution	Leased	February 2020
Allentown, Pennsylvania(3)	Flexible re-sealable pouch and aseptic beverage processing, packaging and distribution	Leased	April 2027
Allentown, Pennsylvania(3)	Warehouse	Leased	November 2025
Omak, Washington(3)	Fruit snack processing, warehouse and distribution	Leased	May 2017
Carson City, Nevada(3)	Nutrition bar processing, warehouse and distribution	Leased	December 2020
Summerland, British Columbia(3)	Administrative office	Leased	September 2016
Buena Park, California(3)	Frozen fruit processing, warehouse and distribution	Leased	June 2020
Cerritos, California(3)	Sales and administration office	Leased	August 2020
St. David’s, Ontario(3)	Fruit snack processing, warehouse and distribution	Leased	August 2016
Edwardsville, Kansas(3)	Frozen fruit processing, warehouse and distribution	Owned
Oxnard, California(3)	Frozen fruit processing, warehouse and distribution	Owned
Oxnard, California(3)	Frozen fruit processing, warehouse and distribution	Leased	September 2016
Santa Maria, California(3)	Frozen fruit processing, warehouse and distribution	Leased	December 2017
Placentia, California(3)	Sales and administration office	Leased	January 2019
Jacona, Mexico(3)	Frozen fruit processing, warehouse and distribution	Owned

(1)	Included in Corporate Services.

(2)	Included in Global Ingredients.

(3)	Included in Consumer Products.

SUNOPTA INC.	32	January 2, 2016 10-K

Executive Offices

Our executive head office is located at 2233 Argentia Drive, Suite 401, Mississauga, Ontario.

Item 3. Legal Proceedings

Plum Dispute

Plum, PBC, a Delaware public benefit corporation (“Plum”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing processes, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America (“CPNA”) as a Defendant. SGOI has asserted counterclaims against Plum, cross-claims against CPNA and third-party claims against Gualapack S.p.A, Hosokawa Yoko, Co., Secure HY Packaging Co., Ltd. and CDF Corporation. CPNA has asserted cross-claims against SGOI. Plum alleges it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleges that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum is seeking unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees. The Company disputes the allegations made by Plum against SGOI and intends to vigorously defend itself against these claims; however, the Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

Employment Matter

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

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of certain legal proceedings, see note 20 of the Consolidated Financial Statements included elsewhere in this report.

Item 4. Mine Safety Disclosures

None.

SUNOPTA INC.	33	January 2, 2016 10-K

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

	NASDAQ		TSX
	High	Low	High	Low
	$	$	C$	C$
Fiscal 2015
First quarter	12.04	9.34	15.05	11.67
Second quarter	11.61	9.69	14.25	11.78
Third quarter	11.39	4.50	14.91	5.98
Fourth quarter	7.40	4.61	9.88	6.04

Fiscal 2014
First quarter	12.24	8.04	13.49	8.88
Second quarter	14.20	10.77	15.16	11.69
Third quarter	14.09	11.78	15.20	13.17
Fourth quarter	14.25	10.69	16.22	12.11

As at January 2, 2016, we had approximately 470 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financial agreements to which we are then a party and other factors considered relevant by our board of directors. Additionally, the terms of our new and existing credit facilities restrict our ability to pay dividends to shareholders. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

Equity Compensation Plan Information

The following table provides information as at January 2, 2016 with respect to our common shares that may be issued under existing equity compensation plans.

Number of
	Securities to be	Weighted-	Number of Securities
	Issued Upon	Average Exercise	Remaining Available for
	Exercise of	Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants, and	Warrants and	Securities Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock incentive plans	3,482,392	$7.42	1,162,664
Employee share purchase plan	N/A	N/A	1,256,801
Total	3,482,392	$7.42	2,419,465

SUNOPTA INC.	34	January 2, 2016 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 31, 2010.

	2010	2011	2012	2013	2014	2015
SunOpta Inc.	100.00	61.64	71.99	128.01	151.53	87.47
Nasdaq Industrial Index	100.00	99.28	118.84	170.11	173.49	187.78
S&P/TSX Composite Index	100.00	88.93	92.49	101.33	108.85	96.78

Assumes that $100.00 was invested in our common shares and in each index on December 31, 2010.

SUNOPTA INC.	35	January 2, 2016 10-K

Item 6. Selected Financial Data

The following information has been derived from financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with the consolidated financial statements and related notes thereto prepared in accordance with U.S. GAAP contained in Item 8 of this report, as well as the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2015(1), (2)	2014(1)		2013(1),(3)		2012(1)	2011(1), (4)
	$	$		$		$	$

Revenues	1,145,134	1,102,745		998,660		916,892	870,395
Earnings (loss) from continuing operations attributable to SunOpta Inc.	(2,996)	19,295	(5)	(8,396	)(6)	17,118	10,107	(7)
Basic earnings (loss) per share from continuing operations	(0.04)	0.29		(0.13)		0.26	0.15
Diluted earnings (loss) per share from continuing operations	(0.04)	0.28		(0.13)		0.26	0.15
Total assets	1,219,203	640,950		705,935		707,310	631,503
Bank indebtedness	159,773	78,454		126,274		120,312	101,953
Long-term debt (including current portion)	322,995	4,581		6,139		7,066	32,477
Long-term liabilities (including current portion)	23,052	1,086		3,205		5,457	5,813

(1)	Reflects the reclassification of the revenues and expenses of Opta Minerals, Inc. to discontinued operations (held for sale as at January 2, 2016).

(2)

Includes the results of operations of Sunrise Holdings (Delaware), Inc. (acquired October 9, 2015), Niagara Natural Fruit Snack Company Inc. (acquired August 11, 2015) and Citrusource, LLC (acquired March 2, 2015) from the respective dates of acquisition.

(3)	Includes the results of operations of Organic Land Corporation OOD (acquired December 31, 2012) from the date of acquisition.

(4)	Includes the results of operations of Lorton’s Fresh Squeezed Juices, Inc. (acquired August 5, 2011) from the date of acquisition.

(5)	Includes a charge for the impairment of investment of $8.4 million, as well as a gain on disposal on assets of $1.3 million.

(6)	Includes a charge for the impairment of investment of $21.5 million.

(7)	Includes a charge for the impairment of long-lived assets of $0.4 million and a gain on sale of assets of $2.9 million.

SUNOPTA INC.	36	January 2, 2016 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal year ended January 2, 2016 and includes information available to March 9, 2016, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

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

Unless otherwise noted herein, all currency amounts in this MD&A are expressed in U.S. dollars. All tabular dollar amounts are expressed in thousands of U.S. dollars, except per share amounts.

Overview

In connection with the definitive agreement for the sale of Opta Minerals Inc. (“Opta Minerals”) (as described below under “Business Development”), we have recognized Opta Minerals as a discontinued operation held for sale as at January 2, 2016. Accordingly, the results of operations of Opta Minerals for the current and prior fiscal periods have been reported in discontinued operations in our consolidated statements of operations. Prior to being recognized as a discontinued operation, Opta Minerals was reported as a standalone operating segment within SunOpta. With the recognition of Opta Minerals as a discontinued operation, the composition of our remaining reportable segments is as follows:

•

Global Ingredients aggregates our North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.

•

Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages include aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and fruit ingredients. Healthy Snacks includes fruit snacks; nutritional and protein bars; and re-sealable pouch products.

For a more detailed description of our operating groups and their businesses, please see the “Business” section at Item 1 of this Form 10-K.

SUNOPTA INC.	37	January 2, 2016 10-K

Calendar Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2015 was a 52-week period ending on January 2, 2016, whereas fiscal year 2014 was a 53-week period ending on January 3, 2015 and fiscal year 2013 was a 52-week period ending on December 28, 2013. Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for fiscal year 2014 was insignificant relative to the fiscal years 2015 or 2013.

Succession of Chief Executive Officer

On July 7, 2015, we announced the appointment of Hendrik Jacobs, our former President and Chief Operating Officer, to President and Chief Executive Officer (“CEO”), effective October 1, 2015. In conjunction with this appointment, Mr. Jacobs also became a member of our board of directors effective October 1, 2015. Mr. Jacobs succeeded former CEO, Steve Bromley, who served as Vice-Chair of the board of directors from October 1, 2015 until his resignation from SunOpta on December 31, 2015.

Business Development

Definitive Agreement for Sale of Opta Minerals

On February 12, 2016, Opta Minerals entered into a definitive acquisition agreement, pursuant to which an affiliate of Speyside Equity Fund I LP, agreed to acquire substantially all the shares of Opta Minerals. We own approximately 66% of Opta Minerals, a company that produces, distributes and recycles industrial minerals, silica-free abrasives and specialty sands. The acquisition agreement has been approved by Opta Minerals’ Boards of Directors, which has recommended that Opta Minerals’ shareholders approve the transaction. The acquisition agreement represents the conclusion of a strategic review process conducted by Opta Minerals and its financial advisor under the supervision of a special committee of independent directors of Opta Minerals. We have entered into a support agreement pursuant to which we have irrevocably agreed to vote all of our Opta Minerals’ shares in favor of the transaction. We expect to receive aggregate proceeds of approximately $4.5 million (C$6.2 million), of which approximately $3.0 million (C$4.2 million) is cash, with the remainder in the form of a subordinated promissory note bearing interest at 2.0% that will mature 30 months following the close of the transaction. Subject to receipt of all necessary shareholder approvals and other customary conditions, closing of the transaction is anticipated to occur in April 2016. The sale of our equity interest in Opta Minerals is consistent with our objective of divesting our non-core assets in order to become a pure-play healthy and organic foods company. In addition, the sale of Opta Minerals allows our entire management team to focus solely on the growth and strategic priorities of our healthy and organic foods business.

As at January 2, 2016, we determined that Opta Minerals qualified for reporting as a discontinued operation held for sale. In the fourth quarter of 2015, we recognized a non-cash loss on classification as held for sale of $10.5 million, or $7.7 million net of non-controlling interest, to write down of our share of the net assets of Opta Minerals to fair value less cost to sell based on the expected proceeds on sale of approximately $4.5 million. For more information regarding the proposed sale of Opta Minerals, see note 4 to the consolidated financial statements in Item 15 of this Form 10-K.

Five-Year Global Revolving Asset-Based Credit Facility

On February 11, 2016, we entered into a new five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity (the “Global Credit Facility”), as described below under “Liquidity and Capital Resources”.

Sunrise Holdings (Delaware), Inc.

On October 9, 2015, we completed the acquisition of 100% of the issued and outstanding common shares of Sunrise Holding (Delaware), Inc. (“Sunrise”), pursuant to a Purchase and Sale Agreement (the “PSA”) dated July 30, 2015 (the “Sunrise Acquisition”), for total consideration of approximately $472.7 million in cash. We financed the Sunrise Acquisition through a combination of: (i) net proceeds of approximately $95.5 million from a registered offering of 16.7 million of our common shares that closed on September 30, 2015; (ii) net borrowings of approximately $318.0 million under a second lien loan agreement (the “Loan Agreement”), as described below under “Liquidity and Capital Resources”; and (iii) borrowings of approximately $59.2 million under our existing credit facilities. Sunrise is a processor of conventional and organic individually quick frozen fruit in the U.S. The acquisition of Sunrise is aligned with our strategic focus on healthy foods, and is expected to provide us with a leadership position in frozen fruit, both leveraging and complementing our integrated “field-to-table” business model, as well as provide multiple synergy opportunities. Sunrise has been included in the Consumer Products operating segment since the date of acquisition. For more information regarding the Sunrise Acquisition, see note 2 to the consolidated financial statements in Item 15 of this Form 10-K.

In January 2016, we initiated the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition. In particular, we are in the process of closing our Buena Park, California facility and consolidating this volume into Sunrise’s facilities located in Kansas and California. This consolidation is expected to be completed by the end of first quarter of 2016 and to provide a large part of our targeted cost synergies savings for 2016.

SUNOPTA INC.	38	January 2, 2016 10-K

Addition of East Coast Aseptic Processing and Packaging Operations

In the fourth quarter of 2015, we completed the expansion of our dual purpose consumer products facility in Allentown, Pennsylvania. The expansion added aseptic processing and packaging capabilities to the facility, which also produces resealable pouch products. The addition of aseptic capabilities in Allentown provides us a crucial competitive advantage in our growing aseptic beverage business, giving us a strategically-located aseptic processing facility on the U.S. east coast. The expansion, valued at approximately $23 million, is one of our largest capital expansion projects to date. Commercial production commenced in November 2015 and it is expected that volumes will ramp-up over the next 12 months. The Allentown addition complements an expansion of aseptic processing and filling capabilities at our Modesto, California facility that was completed earlier in 2015, as well as the processing and filling capabilities in our Alexandria, Minnesota facility. Because of our expertise and competitive landed cost throughout North America, we have been able to sign extended contracts with some key customers.

Niagara Natural Fruit Snack Company Inc.

On August 11, 2015, we acquired the net operating assets of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”), a manufacturer of all-natural fruit snacks. Niagara Natural’s operations are located in the Niagara Region of Ontario. The transaction included a cash purchase price of $6.5 million, subject to certain post-closing adjustments, plus potential future payments of up to approximately $2.8 million based on specific performance targets. The fair value of the total consideration transferred to acquire Niagara Natural of $9.0 million as at the acquisition date. We believe Niagara Natural is a strong strategic fit within our core consumer products strategy, aligning well with our focus on healthy and convenient snacking, as well as within our vertically integrated business model since the majority of ingredients can be sourced through our Global Ingredients segment. In addition, with this acquisition, we extend our market presence in fruit snacks with manufacturing operations in both the east and west regions of North America, which is expected to generate operational and logistical synergies. Niagara Natural has been included in the Consumer Products operating segment since the date of acquisition. For more information regarding the acquisition of Niagara Natural, see note 2 to the consolidated financial statements in Item 15 of this Form 10-K.

Selet Hulling PLC

On May 2, 2015, we paid $0.7 million in cash to increase our ownership position in Selet Hulling PLC (“Selet”) from 35% to 76%. Selet is a joint venture located in Ethiopia focused on the sourcing and supply of organic sesame. As a result of our increased ownership in Selet, we obtained full management control of the operation. Through our investment in Selet, we intend to continue the development of a key source of organic sesame and other organic raw materials from Ethiopia and the East-African Region.

Citrusource, LLC

On March 2, 2015, we acquired Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S. We paid $13.3 million in cash at closing and we may pay additional consideration based on the incremental growth in Citrusource’s base business and the value of synergies created from combining the operations of Citrusource with our premium juice facility. The fair value of the total consideration transferred to acquire Citrusource was $33.8 million as at the acquisition date. The acquisition of Citrusource aligns with our strategy of growing our value-added consumer products portfolio and leveraging our integrated operating platform. Citrusource has been included in the Consumer Products operating segment since the date of acquisition. For more information regarding the acquisition of Citrusource, see note 2 to the consolidated financial statements in Item 15 of this Form 10-K.

Sale of Fiber and Starch Business

On December 22, 2014, we completed the sale of our fiber and starch business (the “Fiber Business”) for $37.5 million, subject to certain closing adjustments. The Fiber Business included five facilities located in Louisville, Kentucky, Cedar Rapids, Iowa, Cambridge, Minnesota, Fosston, Minnesota, and Galesburg, Illinois, and was formerly part of the former Value Added Ingredients operating segment. We continue to operate both our integrated grain- and fruit-based ingredient businesses, which were not part of the sale, and which previously formed the remainder of the former Value Added Ingredients operating segment. For more information regarding the sale of the Fiber Business, see note 4 to the consolidated financial statements in Item 15 of this Form 10-K.

SUNOPTA INC.	39	January 2, 2016 10-K

Bulgarian Processing Operation

On December 31, 2012, we acquired a grains handling and processing facility located in Silistra, Bulgaria and operated as the Organic Land Corporation OOD (“OLC”), for cash consideration of $3.9 million. The facility is located near a protected and chemical-free agricultural area, which produces organic products including sunflower, flax seed, corn, barley and soybeans. We had been sourcing non-GMO sunflower kernel from OLC since late 2011. This acquisition diversified our non-GMO and organic sunflower processing operations and should allow us to expand our capabilities into the other organic products grown in the region. OLC’s operations are included in the Global Ingredients reportable segment. For more information regarding the acquisition of OLC, see note 2 to the consolidated financial statements in Item 15 of this Form 10-K.

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

Accounts Receivable

Our accounts receivable primarily includes amounts due from our customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligation to us. In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit-worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the amount receivable. Note 6 of the consolidated financial statements in Item 15 of this Form 10-K provides an analysis of the changes in the allowance for doubtful accounts.

Inventory

Inventory is our largest current asset and consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost, measured on a weighted-average cost basis, or estimated net realizable value except for certain grain inventories that are carried at market value. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory. These factors include the age of inventory, the amount of inventory held by type, future demand for products, and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from our estimated value of inventory. We perform a review of our inventory by reporting unit and product line on a quarterly basis. Note 7 of the consolidated financial statements in Item 15 of this Form 10-K provides an analysis of the movements in the inventory reserve.

Intangible Assets

We evaluate amortizable intangible assets acquired through business combinations for impairment if events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, such as the loss of a significant customer; current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, such as the introduction of a competing product that results in a significant loss of market share; and a current expectation that, more likely than not, an intangible asset will be disposed of before the end of its previously estimated useful life, such as a plan to exit a product line or business in the near term.

SUNOPTA INC.	40	January 2, 2016 10-K

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

We perform our annual quantitative test for goodwill impairment in the fourth quarter of each fiscal year. Based on the quantitative testing performed during 2015, 2014 and 2013, we determined that none of the goodwill associated with our reporting units was impaired in any of those years. In addition, a hypothetical 10% decrease in the fair value of each reporting unit would still not have triggered additional impairment testing.

Acquisitions

Business acquisitions are accounted for by the acquisition method of accounting. Under this method, the purchase price is allocated to the assets acquired and the liabilities assumed based on the fair value at the time of the acquisition. Any excess purchase price over the fair value of identifiable assets acquired and liabilities assumed is recorded as goodwill. We believe the fair values assigned to the assets acquired and liabilities assumed are based on reasonable assumptions; however, these assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

The assumptions and estimates with respect to determining the fair value of customer relationship intangible assets acquired are among the most significant in our acquisition accounting and generally require the most judgment. Key variables in determining the fair value of customer relationships are the estimated customer attrition rate and the percentage of revenue growth attributable to existing customers. Changes to either or both of these variables could have a significant impact on the customer relationships intangible assets’ values, and changes to the estimated customer attrition rate could have a significant impact on the estimated useful lives of these assets. The expected customer attrition rate assumed in the estimate of fair value for the customer relationships intangible assets is generally supported by an analysis of historical attrition of the acquired business’s customers and consideration of its amortization policy of previously acquired customer relationships, amortization policies adopted for acquired customer relationships by other companies in similar transactions, and the contractual terms between the acquired business and its customers. The percentage of revenue growth attributable to existing customers assumed in the estimate of fair value for the customer relationships intangible assets is typically supported by an analysis of the acquired business’s historical and forecasted revenue growth rates by customer. Changes in any of the assumptions or estimates used in determining the fair value of the customer relationship intangible assets could have a significant impact on the amounts assigned to goodwill in the purchase price allocation. Future net earnings can be affected as a result of changes in these estimates resulting in an increase or decrease in amortization expense, or impairment of the intangible assets and/or goodwill. Note 2 of the consolidated financial statements in Item 15 of this Form 10-K provide information with respect to businesses acquired and note 9 outlines annual amortization expense relating to these intangibles.

SUNOPTA INC.	41	January 2, 2016 10-K

Some acquisitions involve contingent consideration to be potentially paid based on the achievement of specified future financial targets by the acquired business. Acquisition-related contingent consideration is initially recognized as a liability at estimated fair value and re-measured each reporting period with changes in the estimated fair value recognized in earnings. These estimates of fair value involve uncertainties as they include assumptions about the likelihood of achieving the specified financial targets, projections of future financial performance, and assumed discount rates. A change in any of these assumptions could produce a different fair value, which could impact the amounts assigned to assets and liabilities in the purchase price allocation, or the amounts recognized in earnings to reflect subsequent changes in the carrying value of the liability. Note 5 of the consolidated financial statements in Item 15 of this Form 10-K includes disclosures regarding the estimated fair value of contingent consideration.

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

In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet. We also estimate the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and as a result actual results may differ from forecasts. We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances. If different judgments had been used, our income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with our assessment. Note 16 of the consolidated financial statements in Item 15 of this Form 10-K provides an analysis of the changes in the valuation allowance and the components of our deferred tax assets.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could differ from our accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

SUNOPTA INC.	42	January 2, 2016 10-K

Stock-Based Compensation

We maintain a stock incentive plan under which stock options and other stock-based awards may be granted to selected employees and directors. For grants of stock options, we are required to estimate a number of inputs at each grant date, suchas the estimated life of the option, future stock price volatility, and the forfeiture rate used in the Black-Scholes option-pricing model to determine a fair value for the options granted to employees or non-employee directors. Commencing in 2012, expected life of a stock option was determined using the simplified method, as we changed the term of our stock option grants from six years to 10 years and, as a result, our historical exercise data no longer provided a reasonable basis upon which to estimate expected life. Future stock price volatility is based on historical volatility of our common shares over the expected life of the stock option. Once determined at the grant date, the fair value of the stock option award is recorded over the vesting period of the options granted. Refer to note 13 of the consolidated financial statements in Item 15 of this Form 10-K for disclosure of the inputs used to determine the fair value of stock-based compensation.

SUNOPTA INC.	43	January 2, 2016 10-K

Consolidated Results of Operations for Fiscal Years 2015 and 2014

	January 2,	January 3,
	2016	2015	Change	Change
	$	$	$	%
Revenues
Global Ingredients	610,890	619,066	(8,176)	-1.3%
Consumer Products	534,244	483,679	50,565	10.5%
Total revenues	1,145,134	1,102,745	42,389	3.8%

Gross Profit
Global Ingredients	66,461	63,591	2,870	4.5%
Consumer Products	43,901	58,514	(14,613)	-25.0%
Total gross profit	110,362	122,105	(11,743)	-9.6%

Segment operating income (loss)(1)
Global Ingredients	28,184	26,274	1,910	7.3%
Consumer Products	3,208	27,872	(24,664)	-88.5%
Corporate Services	(10,094)	(12,449)	2,355	18.9%
Total segment operating income	21,298	41,697	(20,399)	-48.9%

Other expense (income), net	12,151	(2,220)	14,371	647.3%
Earnings from continuing operations before the following	9,147	43,917	(34,770)	-79.2%
Interest expense, net	15,669	3,943	11,726	297.4%
Impairment loss on investment	-	8,441	(8,441)	-100.0%
Provision for (recovery of) income taxes	(3,390)	12,043	(15,433)	-128.1%
Earnings (loss) from continuing operations	(3,132)	19,490	(22,622)	-116.1%
Earnings (loss) attributable to non-controlling interests	(136)	195	(331)	-169.7%
Loss from discontinued operations attributable to SunOpta Inc.	(19,475)	(6,194)	(13,281)	-214.4%
Earnings (loss) attributable to SunOpta Inc.(2)	(22,471)	13,101	(35,572)	-271.5%

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

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
	$	$	$	$
January 2, 2016
Segment operating income (loss)	28,184	3,208	(10,094)	21,298
Other expense, net	(1,317)	(939)	(9,895)	(12,151)
Earnings (loss) from continuing operations before the following	26,867	2,269	(19,989)	9,147

January 3, 2015
Segment operating income (loss)	26,274	27,872	(12,449)	41,697
Other income (expense), net	1,052	1,294	(126)	2,220
Earnings (loss) from continuing operations before the following	27,326	29,166	(12,575)	43,917

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

SUNOPTA INC.	44	January 2, 2016 10-K

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

		Per Diluted Share
	$	$
January 2, 2016
Earnings attributable to SunOpta Inc.	(22,471)	(0.31)
Loss from discontinued operations attributable to SunOpta Inc.	(19,475)	(0.27)
Loss from continuing operations attributable to SunOpta Inc.	(2,996)	(0.04)

Adjusted for:
Plant expansion and start-up costs(a)	4,081
Inventory reserves and liquidation sales to de-risk positions(a)	2,367
Downtime, spoilage, and other costs due to equipment failure(a)	2,219
Demurrage, detention and other related expenses(a)	2,038
Professional fees related to ongoing litigation and other activities(b)	1,709
Reversal of stock-based compensation expense(b)	(579)
Costs related to business acquisitions(c)	17,192
Other expense(d)	4,384
Net income tax effect of preceding adjustments	(10,598)
Change in unrecognized tax benefits	(855)
Adjusted earnings	18,962	0.26

January 3, 2015
Earnings attributable to SunOpta Inc.	13,101	0.19
Loss from discontinued operations attributable to SunOpta Inc.	(6,194)	(0.09)
Earnings from continuing operations attributable to SunOpta Inc.	19,295	0.28

Adjusted for:
Impairment loss on investment	8,441
Other income(d)	(2,220)
Net income tax effect of preceding adjustments	901
Adjusted earnings	26,417	0.38

(a)	Included in cost of goods sold.
(b)	Included in selling, general and administrative expenses.
(c)

Costs related to business combinations represent costs incurred in connection with the acquisitions of Sunrise, Citrusource and Niagara Natural, of which $4.0 million is included in cost of goods sold, $7.8 million is included in other expense and $5.4 million is included in interest expense.

(d)	Other expense includes severance and rationalization costs, fair value adjustments related to contingent consideration arrangements, and gain/loss on disposal of assets.

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

Revenues for the year ended January 2, 2016 increased by 3.8% to $1,145.1 million from $1,102.7 million for the year ended January 3, 2015. Business acquisitions, product rationalizations and other changes caused a net increase in revenue of approximately $57.4 million; and changes in foreign exchange rates and commodity-related pricing caused declines in revenue of approximately $31.9 million and $7.1 million, respectively. In addition, the additional week of sales in fiscal 2014 contributed to a decline of approximately $21.3 million in year-over-year revenues. Excluding the impact of these changes, revenues increased 4.1% in 2015, compared with 2014. Revenues for the fourth quarter of 2015 were $316.4 million, an increase of $65.8 million, or 26.3%, compared with revenues of $250.6 million for the fourth quarter of 2014. Excluding the impact on revenues for the fourth quarter of 2015 of business acquisitions, product rationalizations and other changes (an increase of $55.8 million); changes in foreign exchange rates (a decrease of $6.4 million); and changes in commodity-related pricing (an increase of $2.4 million), revenues in the fourth quarter of 2015 increased by 5.5%, compared with the fourth quarter of 2014. The increases in revenue for the full year and fourth quarter of 2015, compared with the corresponding periods of 2014, reflected stronger demand for organic ingredients in the U.S. and Europe, offset by lower sunflower and grain-based ingredient volumes and lower volumes for consumer-based aseptic beverage and frozen food retail products.

SUNOPTA INC.	45	January 2, 2016 10-K

Gross profit decreased $11.7 million, or 9.6%, to $110.4 million for the year ended January 2, 2016, compared with $122.1 million for the year ended January 3, 2015. As a percentage of revenues, gross profit for the year ended January 2, 2016 was 9.6% compared to 11.1% for the year ended January 3, 2015, a decrease of 1.4% . The gross profit percentage for 2015 would have been approximately 10.9%, excluding the impact of costs related to the retrofit and ramp-up of production of our premium juice facility and completion of expansion of our Allentown, Pennsylvania facility to add aseptic beverage processing and filling capabilities ($4.1 million); acquisition accounting adjustment related to the Sunrise’s inventory sold subsequent to the acquisition date ($4.0 million); aging reserves and low margin sales to reduce inventory exposures on certain organic raw materials ($2.4 million); downtime and spoilage caused by equipment failures at the Allentown pouch facility ($2.2 million); and additional logistics costs stemming from transloading capacity constraints on imports and exports of organic raw materials within Global Ingredients ($2.0 million). The 0.2% decline in gross profit percentage year-over-year on an adjusted basis mainly reflected lower capacity utilization and a higher cost base within consumer-based product categories due to recent expansion activities, partially offset by improved performance in our rationalized sunflower operations and increased margin contribution from higher volumes of organic ingredients.

Total segment operating income for the year ended January 2, 2016 decreased by $20.4 million, or 48.9%, to $21.3 million, compared with $41.7 million for the year ended January 3, 2015. As a percentage of revenue, segment operating income was 1.9% for the year ended January 2, 2016, compared with 3.8% for the year ended January 3, 2015. The decrease in segment operating income reflected lower overall gross profit as described above; a $5.4 million increase in selling, general and administrative (“SG&A”) expenses, reflecting incremental expenses from acquired businesses; and higher litigation-related legal costs mainly related to the Plum dispute (see note 20 to the consolidated financial statements included in Item 15 of this Form 10-K). Those factors were partially offset by lower employee short-term and long-term incentives tied to operating performance, controlled discretionary spending, and the favorable impact of a stronger U.S. dollar on SG&A expenses denominated in Canadian dollars and euros. As a percentage of revenues, SG&A expenses were 7.5% in 2015 and, excluding the impact of higher litigation costs of $2.0 million, and lower stock-based compensation expense of $0.6 million, SG&A expenses would have been approximately 7.4%, which is in-line with our intention of maintaining SG&A below 8% of revenues.

Intangible asset amortization increased $2.9 million year-over-year in 2015, related to the identified intangible assets of acquired businesses.

We recognized foreign exchange gains of $1.6 million and $2.0 million for the year ended January 2, 2016 and January 3, 2015, respectively, mainly related to the positive impact of a strengthening of the U.S. dollar relative to the euro on open foreign exchange contracts within our international sourcing and supply operations.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the year ended January 2, 2016 of $12.2 million included business development costs of $7.8 million, primarily reflecting acquisition- and integration-related costs incurred in connection with the Sunrise Acquisition; as well as severance and other rationalization costs of $2.9 million mainly related to our CEO succession. Other income for the year ended January 3, 2015 of $2.2 million included a net gain on sale of assets of $1.4 million primarily related to the disposal of certain of our sunflower production and storage facilities in order to reduce the cost structure and improve the production capacity utilization within our North American sunflower operations, partially offset by severance costs for employees affected by the closure and sale of the sunflower facilities; and a gain of $1.4 million on the settlement of the earn-out related to the acquisition of Edner of Nevada, Inc. (“Edner”), which we acquired in December 2010.

The increase in interest expense of $11.7 million to $15.7 million for the year ended January 2, 2016, compared with $3.9 million for the year ended January 3, 2015, primarily reflected increased costs associated with borrowings under the Loan Agreement and our credit facilities in order to finance the Sunrise Acquisition, which included $3.4 million of non-cash amortization of debt issuance costs associated with the Loan Agreement and the write-off of $2.0 million of loan commitment fees associated with bridge financing for the Sunrise Acquisition that was not utilized. For 2016, we estimate our cash interest costs will be in the range of $31 million to $33 million. In addition, interest expense in 2016 will reflect the non-cash amortization of the remaining debt issuance costs related to the Loan Agreement of $7.8 million.

In 2014, we recognized an impairment loss of $8.4 million related to our non-core investment in Enchi Corporation (“Enchi”), a developer of advanced bioconversion products for the renewable fuels industry.

SUNOPTA INC.	46	January 2, 2016 10-K

The recovery of income tax for the year ended January 2, 2016 was $3.4 million, or 52.0% of loss before taxes, compared with a provision for income taxes $12.0 million, or 30.1% of earnings before taxes, for the year ended January 3, 2015 (excluding the non-deductible impairment loss on investment in 2014, for which the related deferred tax asset is considered more likely than not to be unrealized). The increase in the effective tax rate in 2015, compared with 2014, reflected the impact of pre-tax losses in the U.S., due to a combination of acquisition-related costs primarily related to the Sunrise Acquisition and lower pre-tax earnings within our U.S.-based consumer products operations, which more than offset taxable income in our European and Canadian operations. For fiscal 2016, we expect our effective tax rate to be in the range of 32% to 34%, excluding discrete items.

Loss from continuing operations attributable to SunOpta Inc. for the year ended January 2, 2016 was $3.0 million, compared with earnings of $19.3 million for the year ended January 3, 2015, a decrease of $22.3 million. Diluted loss per share from continuing operations was $0.04 for the year ended January 2, 2016, compared with diluted earnings per share from continuing operations of $0.28 for the year ended January 3, 2015.

Loss from discontinued operations of $19.5 million for the year ended January 2, 2016 primarily reflected the results of Opta Minerals, including an asset impairment charge of $12.4 million and loss on classification as held for sale of $10.5 million, net of non-controlling interest of $8.8 million. Loss from discontinued operations of $8.1 million for the year ended January 3, 2015 primarily reflected the results of Opta Minerals, including asset impairment and plant closure costs of $4.2 million and a goodwill impairment loss of $11.0 million, net of non-controlling interest of $5.2 million. In addition, we recognized a gain on the sale of the Fiber Business, net of income taxes, of $1.9 million in the fourth quarter of 2014.

On a consolidated basis, we realized a loss of $22.5 million (diluted loss per share of $0.31) for the year ended January 2, 2016, compared with earnings of $13.1 million (diluted earnings per share of $0.19) for the year ended January 3, 2015.

For the year ended January 2, 2016, adjusted earnings were $17.9 million or $0.25 per diluted share, compared with adjusted earnings of $26.4 million or $0.38 per diluted share for the year ended January 3, 2015. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients	January 2, 2016	January 3, 2015	Change	% Change

Revenue	610,890	619,066	(8,176)	-1.3%
Gross Margin	66,461	63,591	2,870	4.5%
Gross Margin %	10.9%	10.3%		0.6%

Operating Income	28,184	26,274	1,910	7.3%
Operating Income %	4.6%	4.2%		0.4%

Global Ingredients contributed $610.9 million in revenues for the year ended January 2, 2016, compared to $619.1 million for the year ended January 3, 2015, a decrease of $8.2 million or 1.3% . Excluding the impact of changes including foreign exchange rates, commodity-related pricing and the additional week of sales in the first quarter of 2014, Global Ingredients’ revenues increased approximately 8.8% . The table below explains the decrease in revenue:

SUNOPTA INC.	47	January 2, 2016 10-K

Global Ingredients Revenue Changes
Revenues for the year ended January 3, 2015	$619,066
Unfavorable foreign exchange impact on euro denominated sales due to the stronger U.S. dollar	(31,897)
Lower volumes of sunflower and grain ingredient products, partially offset by higher volumes for non-GMO corn and soy	(31,038)
Impact on revenues of the additional week in fiscal 2014	(11,673)
Decreased pricing of non-GMO corn, soy, organic feed and sunflower, partially offset by increased pricing of organic feed and agronomy products	(10,792)
Higher international sales volumes of organic fruits and vegetables, seeds, nuts, cocoa, and oils, partially offset by lower volumes of sugar, sweeteners, and organic feed	44,884
Higher U.S. domestic sales volumes on oils, organic fruits and vegetables, and nuts, offset partially by lower pricing for organic oranges, chia seeds, sugar, rice and cocoa	32,340
Revenues for the year ended January 2, 2016	$610,890

Gross margin in Global Ingredients increased by $2.9 million to $66.5 million for the year ended January 2, 2016 compared to $63.6 million for the year ended January 3, 2015, and the gross margin percentage increased by 0.6% to 10.9% . The increase in gross margin as a percentage of revenue was primarily due to favorable sales mix of organic raw materials and improved sunflower processing yields, partially offset by lower pricing spreads on non-GMO and specialty soy and corn. The table below explains the increase in gross margin:

Global Ingredients Gross Margin Changes
Gross margin for the year ended January 3, 2015	$63,591
Margin impact of increased volumes and favorable product mix of organic raw ingredients, as well as improved plant efficiencies at our cocoa processing facility	10,220
Improved sunflower processing yields and operating efficiencies offset by lower volumes	1,051
Demurrage, detention and other related costs resulting from transloading capacity constraints experienced primarily in the third quarter as well as costs associated with inventory reserves and liquidation sales made to decrease inventory exposures in certain organic commodities	(4,405)
Unfavorable impact on gross margins due to weaker euro relative to U.S. dollar, as well as mark to market losses related to commodity futures contracts for cocoa and other commodities	(3,352)
Margin impact of lower pricing spread on non-GMO soy and grain ingredients, partially offset by higher prices on grain snacks	(644)
Gross margin for the year ended January 2, 2016	$66,461

Operating income in Global Ingredients increased by $1.9 million, or 7.3%, to $28.2 million for the year ended January 2, 2016, compared to $26.3 million for the year ended January 3, 2015. The table below explains the increase in operating income:

SUNOPTA INC.	48	January 2, 2016 10-K

Global Ingredients Operating Income Changes
Operating income for the year ended January 3, 2015	$26,274
Increase in gross margin, as explained above	2,870
Favorable impact on expenses due to the stronger U.S. dollar relative to the euro	2,176
Increased foreign exchange gains on forward derivative contracts and decreased SG&A expenses due to lower discretionary spending and lower short-term incentive accruals	402
Increase in corporate cost allocations, due in part to centralization of services	(3,538)
Operating income for the year ended January 2, 2016	$28,184

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

Consumer Products	January 2, 2016	January 3, 2015	Change	% Change

Revenue	534,244	483,679	50,565	10.5%
Gross Margin	43,901	58,514	(14,613)	-25.0%
Gross Margin %	8.2%	12.1%		-3.9%

Operating Income	3,208	27,872	(24,664)	-88.5%
Operating Income %	0.6%	5.8%		-5.2%

Consumer Products contributed $534.2 million in revenues for the year ended January 2, 2016, compared to $483.7 million for the year ended January 3, 2015, an increase of $50.6 million or 10.5% . Excluding the impact of changes including accretive acquisitions in the year, and the additional week of sales in the first quarter of 2014, Consumer Products revenues decreased approximately 1.5% . The table below explains the increase in revenue:

SUNOPTA INC.	49	January 2, 2016 10-K

Consumer Products Revenue Changes
Revenues for the year ended January 3, 2015	$483,679
Incremental revenues as a result of the Sunrise Acquisition on October 9, 2015	52,848
Incremental revenues as a result of the acquisitions of Citrusource on March 2, 2015, and Niagara Natural on August 12, 2015	30,797
Lower volumes of aseptic beverages due to a change in mix and lower sales to the retail channel, in particular almond-based beverage sales, as well as lower volumes of contract manufactured shelf stable and refrigerated fruit-based beverages, partially offset by increased sales of coconut based aseptic non-dairy into the food service channel	(15,141)
Impact on revenues of additional week in fiscal 2014	(9,608)
Decreased volumes of private label retail frozen food offerings, partially offset by increased revenues of fruit toppings and bases	(4,592)
Decreased volumes of protein based snacks and fruit snacks, partially offset by increased sales of re-sealable pouch products	(3,739)
Revenues for the year ended January 2, 2016	$534,244

Gross margin in Consumer Products decreased by $14.6 million to $43.9 million for the year ended January 2, 2016 compared to $58.5 million for the year ended January 3, 2015, and the gross margin percentage decreased by 3.9% to 8.2% . The decrease in gross margin as a percentage of revenue was due to lower production volumes leading to lower plant efficiency, as well as increased costs associated with the retrofit of our premium juice facility and expansion activities at our Allentown facility. The table below explains the decrease in gross margin:

Consumer Products Gross Margin Changes
Gross margin for the year ended January 3, 2015	$58,514
Decreased contribution from sales of aseptic and non-aseptic private label beverages, as fixed costs have increased from capacity expansion projects, leading to decreased operational efficiencies in advance of volume build	(8,648)
Increased raw material costs and delayed price increases which were not fully implemented until the second half of 2015, as well as lower volumes for frozen food offerings as well as fruit bases and toppings	(6,948)
Costs associated with the expansion of our Allentown facility for aseptic beverage production and costs associated with ramp-up activities at our premium juice facility in anticipation of increased extraction and bottling volume	(4,081)
Costs associated with equipment failures and other mechanical issues at the Allentown, PA pouch and Alexandria, MN beverage facilities in the fourth quarter which led to downtime, yield loss, spoilage, and price concessions to customers	(2,219)
Incremental margin as a result of the Sunrise acquisition, including the effect of acquisition accounting adjustments related to the fair value of inventory sold subsequent to the acquisition date	4,737
Incremental margin as a result of Citrusource acquisition, partially offset by increased costs associated with the retrofit of our premium juice facility	2,109
Higher volumes of fruit-based snacks, incremental margin from the acquisition of Niagara Natural, partially offset by decreased contribution from sales of protein-based snacks, as well as lower plant efficiencies due to decreased production volumes	437
Gross margin for the year ended January 2, 2016	$43,901

SUNOPTA INC.	50	January 2, 2016 10-K

Operating income in Consumer Products decreased by $24.7 million, or 88.5%, to $3.2 million for the year ended January 2, 2016, compared to $27.9 million for the year ended January 3, 2015. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the year ended January 3, 2015	$27,872
Decrease in gross margin, as explained above	(14,613)
Increase in corporate cost allocations, due in part to centralization of services	(6,939)
Increase in SG&A costs associated with the acquisitions of Sunrise, Niagara Natural and Citrusource including amortization of intangible assets	(5,260)
Lower compensation costs and professional fees driven by the benefit of centralization of services and lower short-term incentive accruals	2,148
Operating income for the year ended January 2, 2016	$3,208

During 2015 we completed three strategic acquisitions in each of our primary consumer product commercial platforms; healthy beverage, healthy fruit, and healthy snacks. In addition, we completed a significant capacity expansion at our west coast aseptic beverage facility, and in the fourth quarter opened a new east coast aseptic beverage facility. All of these acquisitions and investments are designed to expand our ability to address fast growing markets, provide a strategic east-west footprint, strengthen our revenue growth, and drive improvements in our margin profile and operating income. Looking forward we intend to leverage these new assets, as well as our innovation capabilities to bring new value-added packaged products and processes to market, and increase our capacity utilization across the Consumer Products segment. In addition, we believe the acquisition of Sunrise will allow us to further leverage our global sourcing expertise, as it provides us with a leading market positon in conventional and organic private label IQF fruit. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking

Corporate Services	January 2, 2016	January 3, 2015	Change	% Change

Operating Loss	(10,094)	(12,449)	2,355	18.9%

Operating loss at Corporate Services decreased by $2.4 million to $10.1 million for the year ended January 2, 2016, from a loss of $12.4 million for the year ended January 3, 2015. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended January 3, 2015	$(12,449)
Increase in corporate management fees that are allocated to SunOpta operating groups due in part to the centralization of services	10,477
Higher compensation-related costs due to increased headcount, health and workers compensation benefits, partially offset by lower short-term incentives	(3,410)
Increased information technology consulting, professional fees and other general office spending, partially offset by favorable impact on expenses due to the stronger U.S. dollar relative to the Canadian dollar	(2,503)
Increased professional fees associated with ongoing litigation	(1,959)
Increase in foreign exchange losses	(250)
Operating loss for the year ended January 2, 2016	$(10,094)

SUNOPTA INC.	51	January 2, 2016 10-K

Consolidated Results of Operations for Fiscal Years 2014 and 2013

	2015	2013	Change	Change
	$	$	$	%
Revenues
Global Ingredients	619,066	571,347	47,719	8.4%
Consumer Products	483,679	427,313	56,366	13.2%
Total revenues	1,102,745	998,660	104,085	10.4%

Gross Profits
Global Ingredients	63,591	44,479	19,112	43.0%
Consumer Products	58,514	57,319	1,195	2.1%
Total gross profit	122,105	101,798	20,307	19.9%

Segment operating income (loss)(1)
Global Ingredients	26,274	10,882	15,392	141.4%
Consumer Products	27,872	29,582	(1,710)	-5.8%
Corporate Services	(12,449)	(9,458)	(2,991)	-31.6%
Total segment operating income	41,697	31,006	10,691	34.5%

Other expense (income), net	(2,220)	5,455	(7,675)	-140.7%
Earnings from continuing operations before the following	43,917	25,551	18,366	71.9%
Interest expense, net	3,943	4,216	(273)	-6.5%
Impairment loss on investment	8,441	21,495	(13,054)	-60.7%
Provision for income taxes	12,043	8,423	3,620	43.0%
Earnings (loss) from continuing operations	19,490	(8,583)	28,073	327.1%
Earnings (loss) attributable to non-controlling interests	195	(187)	382	204.3%
Loss from discontinued operations attributable to SunOpta Inc.	(6,194)	(128)	(6,066)	-4739.1%

Earnings (loss) attributable to SunOpta Inc.(2)	13,101	(8,524)	21,625	253.7%

(1)

The following table presents a reconciliation of “segment operating income (loss)” to “earnings from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the “Consolidated Results of Operations for Fiscal Years 2015 and 2014” table regarding the use of non-GAAP measures).

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
	$	$	$	$
January 3, 2015
Segment operating income (loss)	26,274	27,872	(12,449)	41,697
Other income (expense), net	1,052	1,294	(126)	2,220
Earnings (loss) from continuing operations before the following	27,326	29,166	(12,575)	43,917

December 28, 2013
Segment operating income (loss)	10,882	29,582	(9,458)	31,006
Other expense, net	(281)	(5,164)	(10)	(5,455)
Earnings (loss) from continuing operations before the following	10,601	24,418	(9,468)	25,551

SUNOPTA INC.	52	January 2, 2016 10-K

(2)

The following table presents a reconciliation of “adjusted earnings” from “earnings/loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the “Consolidated Results of Operations for Fiscal Years 2015 and 2014” table regarding the use of non-GAAP measures).

		Per Diluted Share
	$	$
January 3, 2015
Earnings attributable to SunOpta Inc.	13,101	0.19
Loss from discontinued operations attributable to SunOpta Inc.	(6,194)	(0.09)
Earnings from continuing operations attributable to SunOpta Inc.	19,295	0.28

Adjusted for:
Impairment loss on investment	8,441
Other income(a)	(2,220)
Net income tax effect of preceding adjustments	901
Adjusted earnings	26,417	0.38

December 28, 2013
Loss attributable to SunOpta Inc.	(8,524)	(0.13)
Loss from discontinued operations attributable to SunOpta Inc.	(128)	-
Loss from continuing operations attributable to SunOpta Inc.	(8,396)	(0.12)

Adjusted for:
Impairment loss on investment	21,495
Other expense(a)	5,455
Net income tax effect of preceding adjustments	(2,199)
Adjusted earnings	16,355	0.24

(a)	Other income/expense includes severance and rationalization costs, fair value adjustments related to contingent consideration arrangements, gain/loss on disposal of assets, and product recall costs.

Revenues for the year ended January 3, 2015 increased by 10.4% to $1,102.7 million from $998.7 million for the year ended December 28, 2013. Excluding the impact of changes including foreign exchange rates and commodity-related pricing, as well as the impact of the additional week of sales in fiscal 2014, revenues increased 11.8% . Contributing to the increase in revenues was stronger demand for organic ingredients in the U.S. and Europe and growth in consumer-packaged categories including aseptic beverage products and retail frozen foods as well as fruit bases and toppings. These positive factors were partially offset by lower volumes and pricing for non-GMO corn.

Gross profit increased $20.3 million, or 19.9%, to $122.1 million for the year ended January 3, 2015, compared with $101.8 million for the year ended December 28, 2013. As a percentage of revenues, gross profit for the year ended January 3, 2015 was 11.1% compared to 10.2% for the year ended December 28, 2013, an increase of 0.9%, which reflected the effect of higher margins on organic ingredient sales in the U.S. and Europe; improved performance in our sunflower operations; and an increased contribution from higher margin aseptic beverage products. These positive factors were offset by higher operating costs related to the expansion of our aseptic operations, and production inefficiencies experienced in the second half of 2014, due to downtime for equipment maintenance and training of new personnel. Also negatively impacting the gross profit percentage was increased competitive pressures in the re-sealable pouch market; lower plant utilization in our premium juice operation during the retrofit of this facility; and higher operating costs in the first quarter of 2014, due in part to adverse weather conditions in North America.

Total segment operating income for the year ended January 3, 2015 increased by $10.7 million, or 34.5%, to $41.7 million, compared with $31.0 million for the year ended December 28, 2013. As a percentage of revenue, segment operating income was 3.8% for the year ended January 3, 2015, compared with 3.1% for the year ended December 28, 2013. The increase in segment operating income reflected higher overall gross profit as described above, partially offset by a $11.3 million increase in SG&A expenses, primarily due to increased headcount to support the growth of our international sourcing and supply operations; higher short-term incentive accruals reflecting the improved year-over-year operating performance; and the addition of a number of senior leadership resources in the second half of 2013. Foreign exchange gains of $2.0 million and $0.4 million were recorded for the years ended January 3, 2015 and December 28, 2013, respectively, mainly related to the positive impact of a strengthening of the U.S. dollar relative to the euro on open foreign exchange contracts within our international sourcing and supply operations.

SUNOPTA INC.	53	January 2, 2016 10-K

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other income for the year ended January 3, 2015 of $2.2 million included a gain on sale of assets of $1.4 million, mainly related to the disposal of certain sunflower production and storage facilities in order to reduce the cost structure and improve the production capacity utilization within our North American sunflower operations, partially offset by severance costs for employees affected by the closure and sale of these facilities; and a gain of $1.4 million on the settlement of the earn-out related to the acquisition of Edner. Other expense for the year ended December 28, 2013 of $5.5 million mainly reflected a provision for expected costs associated with a voluntary recall of re-sealable pouch products initiated by a customer in November 2013.

The decrease in interest expense of $0.3 million to $3.9 million for the year ended January 3, 2015, compared with $4.2 million for the year ended December 28, 2013, primarily reflected lower overall borrowings.

For the years ended January 3, 2015 and December 28, 2013, we recognized impairment losses of $8.4 million and $21.5 million, respectively, on our non-core investment in Enchi.

The provision for income tax for the year ended January 3, 2015 was $12.0 million or 30.1% of earnings before taxes, compared with $8.4 million, or 39.5% of earnings before taxes, for the year ended December 28, 2013 (excluding the non-deductible impairment losses on investment in both years, for which the related deferred tax asset is considered more likely than not to be unrealized). The decrease in the effective tax rate reflected a change in the jurisdictional mix of earnings, as a result of growth in the profitability of our international sourcing and supply operations; and the application of available tax losses and credits.

Earnings from continuing operations attributable to SunOpta Inc. for the year ended January 3, 2015 were $19.3 million, compared with a loss of $8.4 million for the year ended December 28, 2013, an increase in earnings of $27.7 million. Diluted earnings per share from continuing operations were $0.29 for the year ended January 3, 2015, compared with a diluted loss per share from continuing operations of $0.13 for the year ended December 28, 2013.

Loss from discontinued operations of $6.2 million for the year ended January 3, 2015 primarily reflected the results of Opta Minerals, including asset impairment and plant closure costs of $4.2 million and a goodwill impairment loss of $11.0 million, net of non-controlling interest of $5.2 million. In addition, we recognized a gain on sale of the Fiber Business, net of income taxes, of $1.9 million in the fourth quarter of 2014. Loss from discontinued operations of $0.1 million for the year ended December 28, 2013 primarily reflected the results of Opta Minerals, which included an asset impairment charge of $0.3 million and a goodwill impairment loss of $3.6 million, net of income taxes and non-controlling interest of $2.1 million.

On a consolidated basis, we realized earnings of $13.1 million (diluted earnings per share of $0.19) for the year ended January 3, 2015, compared with a loss of $8.5 million (diluted loss per share of $0.13) for the year ended December 28, 2013.

For the year ended January 3, 2014, adjusted earnings were $26.4 million or $0.38 per diluted share, compared with $16.4 million or $0.24 per diluted share for the year ended December 28, 2013. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings/loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	54	January 2, 2016 10-K

Segmented Operations Information

Global Ingredients	January 3, 2015	December 28, 2013	Change	% Change

Revenue	619,066	571,347	47,719	8.4%
Gross Margin	63,591	44,479	19,112	43.0%
Gross Margin %	10.3%	7.8%		2.5%

Operating Income	26,274	10,882	15,392	141.4%
Operating Income %	4.2%	1.9%		2.3%

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

Operating income in Global Ingredients increased by $15,392, or 141.4%, to $26,274 for the year ended January 3, 2015, compared to $10,882 for the year ended December 28, 2013. The table below explains the increase in operating income:

SUNOPTA INC.	55	January 2, 2016 10-K

Global Ingredients Operating Income Changes
Operating income for the year ended December 28, 2013	$10,882
Increase in gross margin, as explained above	19,112
Increased foreign exchange gains on forward contracts	1,901
Increase in corporate cost allocations due in part to a centralization of services	(3,404)
Increased SG&A, due primarily to higher compensation costs from increased headcount and short-term incentives, as well as increased professional fees, bad debts, travel, and general office spending, offset in part by the centralization of services to corporate	(2,217)
Operating income for the year ended January 3, 2015	$26,274

Consumer Products	January 3, 2015	December 28, 2013	Change	% Change

Revenue	483,679	427,313	56,366	13.2%
Gross Margin	58,514	57,319	1,195	2.1%
Gross Margin %	12.1%	13.4%		-1.3%

Operating Income	27,872	29,582	(1,710)	-5.8%
Operating Income %	5.8%	6.9%		-1.1%

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

Consumer Products Gross Margin Changes
Gross margin for the year ended December 28, 2013	$57,319
Higher volume of aseptically packaged beverages and protein snacks as a result of new product lines partially offset by costs from plant expansions and lower volumes and pricing in fruit snacks	3,625
Increased volumes and production efficiencies of fruit bases and toppings, partially offset by decreased IQF fruit and private label beverage margins	649
Margin impact of outsourcing extraction activities and low production volume during the retrofit of our premium juice facility	(1,921)
Increased operating costs and decreased contribution from re-sealable pouch products	(1,158)
Gross margin for the year ended January 3, 2015	$58,514

SUNOPTA INC.	56	January 2, 2016 10-K

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

Operating loss at Corporate Services increased by $2,991 to $12,449 for the year ended January 3, 2015, from a loss of $9,458 for the year ended December 28, 2013. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended December 28, 2013	($9,458)
Higher compensation-related costs due to increased headcount, short-term incentives, stock-based compensation and health benefits	(7,790)
Increased information technology consulting, professional fees and other general office spending, including rent, utilities, supplies and travel	(1,711)
Decrease in foreign exchange gains	(317)
Increase in corporate management fees that are allocated to SunOpta operating groups due in part to the centralization of services	6,827
Operating loss for the year ended January 3, 2015	($12,449)

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

•	existing cash and cash equivalents;

•	available operating lines of credit;

•	cash flows generated from operating activities;

•	cash flows generated from the exercise, if any, of stock options during the year;

•	potential additional long-term financing, including the offer and sale of debt and/or equity securities; and

•	potential sales of non-core divisions, or assets.

On February 11, 2016, we entered into a new five-year, $350 million Global Credit Facility, which replaced our previous North American credit facilities, which were comprised of a $165 million facility and a C$10 million facility, that were set to expire January 27, 2017, and our €92.5 million multipurpose European credit facilities that were due on demand with no set maturity date. The Global Credit Facility will be used to support the working capital and general corporate needs of our global operations, in addition to funding future strategic initiatives. In addition, subject to meeting certain conditions, we may request to increase the total lending commitments under this facility to a maximum aggregate principal amount not to exceed $450 million. Borrowings under the Global Credit Facility will bear interest based on various reference rates including London Interbank Offered Rate (“LIBOR”) plus an applicable margin. The applicable margin in the new facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR. The applicable margin is set quarterly based on average borrowing availability and will be initially set at 1.50% for loans bearing interest based on LIBOR. As at February 11, 2016, our outstanding borrowings under the Global Credit Facility totaled $208.5 million. For more information on the Global Credit Facility, see note 22 to the consolidated financial statements in Item 15 of this Form 10-K.

SUNOPTA INC.	57	January 2, 2016 10-K

On October 9, 2015, SunOpta Foods Inc. and certain of our other subsidiaries entered into the Loan Agreement with a group of lenders, pursuant to which we borrowed an aggregate principal amount of $330 million of term loans. The net proceeds of the Loan Agreement were used to partially fund the Sunrise Acquisition, as described above under “Business Development – Sunrise Holdings (Delaware), Inc.”. The term loans made under the Loan Agreement on October 9, 2015 (the “Initial Loans”) mature on October 9, 2016. If any Initial Loans remain outstanding on maturity and no bankruptcy or event of default then exists, all Initial Loans then outstanding will automatically convert into term loans that would mature on October 9, 2022. We intend to explore alternative long-term financing arrangements to replace the Initial Loans prior to maturity. However, we cannot be certain whether such financing will be available to us on acceptable terms or at all. In addition, under the terms of the financing commitments that we received in connection with the Sunrise Acquisition, our lenders may demand that we enter into alternative long-term financing to replace the Initial Loans at an interest rate of up to 9.5% per annum at any time prior to October 9, 2016. For more information on the Second Lien Loan Agreement, see note 11 to the consolidated financial statements in Item 15 of this Form 10-K.

We have an effective registration statement on file with the U.S. Securities and Exchange Commission, pursuant to which we may offer up to $200 million of debt, equity and other securities. We also have a prospectus on file with Canadian securities regulators covering the offer and sale of up to $200 million of debt, equity and other securities. As described above under “Business Development – Sunrise Holdings (Delaware), Inc.”, we issued 16.7 million of our common shares for gross proceeds of $100.0 million under the U.S. registration statement and the Canadian prospectus. The remaining amount of $100.0 million available under U.S. registration statement and the Canadian prospectus could be used by us for a public offering of debt, equity or other securities to raise additional capital. Our ability to conduct any such future offerings will be subject to market conditions.

On February 27, 2015, our board of directors approved a share repurchase program, pursuant to which we could make purchases, from time to time, of up to $30 million of our common shares. We did not repurchase any common shares under this program, which terminated after 12 months. In light of restrictive covenants contained in the Loan Agreement, this program has not been renewed.

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

Cash Flows

Fiscal 2015 Compared to Fiscal 2014

Net cash and cash equivalents related to continuing operations decreased $5.5 million to $2.3 million as at January 2, 2016, compared with $7.8 million at January 3, 2015, which primarily reflected the following uses of cash:

•	cash paid in connection with business acquisitions of $490.7 million in the aggregate;

•	capital expenditures of $31.2 million, which included $11.5 million of maintenance capital expenditures, as well as strategic spending related to the retrofit of our premium juice facility and expansion of our Allentown facility;

•	financing costs incurred primarily in connection with the Loan Agreement of $16.0 million; and

•	repayments of long-term debt of $11.0 million, primarily related to the repayment of $10.0 million of borrowings under the Loan Agreement.

SUNOPTA INC.	58	January 2, 2016 10-K

These uses of cash were mostly offset by the following sources of cash:

•	borrowings of $330.0 million under the Loan Agreement in connection with the Sunrise Acquisition;

•	net proceeds from the issuance of common shares of $94.1 million in connection with the Sunrise Acquisition;

•	net borrowings under our credit facilities of $86.0 million, mainly in connection with business acquisitions;

•	cash provided by continuing operating activities of $26.4 million; and

•	proceeds from the exercise of stock options and warrants of $7.8 million in the aggregate.

Cash provided by operating activities of continuing operations was $26.4 million for the year ended January 2, 2016, compared with $17.5 million for the year ended January 3, 2015, an increase of $8.9 million, reflecting strong working capital cash inflows and incremental cash flows from acquired businesses, partially offset by a decline in the year-over-year operating performance within our existing consumer products operations. Cash provided by operating activities of discontinued operations of $4.8 million and $7.3 million in 2015 and 2014, respectively, reflected the operations of Opta Minerals and the Fiber Business.

Cash used in investing activities of continuing operations increased by $509.3 million to $521.8 million for the year ended January 2, 2016, compared with $12.5 million for the year ended January 3, 2015, mainly due to the total cash paid of $490.7 million in connection with the Sunrise Acquisition, as well as the upfront payments for Niagara Natural and Citrusource. In addition, capital expenditures increased $13.5 million year-over-year, primarily reflecting the addition of aseptic processing and packaging capabilities at our Allentown facility. In 2014, we received cash proceeds of $5.8 million from the sale of the sunflower facilities. Cash provided by investing activities of discontinued operations of $34.5 million in 2014 primarily reflected the net proceeds from the sale of the Fiber Business of $36.9 million.

Cash provided by financing activities of continuing operations was $490.2 million for the year ended January 2, 2016, compared with cash used of $38.6 million for the year ended January 3, 2015, an increase in cash provided of $528.8 million, which mainly reflected the debt and equity issuances in connection with the Sunrise Acquisition for proceeds of $408.1 million in the aggregate, net of issuance costs. In addition, borrowings under our credit facilities increased $126.9 million year-over-year, including $59.2 million to finance a portion of the Sunrise Acquisition and $20.0 million to fund the Niagara Natural and Citrusource upfront payments. In addition, the year-over-year increase in credit facility borrowings reflected the higher capital spending in 2015, compared with 2014; repayment of $10.0 million of borrowings under the Loan Agreement; and proceeds from the sale of the Fiber Business in 2014, which did not similarly occur in 2015, partially offset by increased operating cash flows and higher proceeds from the exercise of options and warrants in 2015, compared with 2014.

Fiscal 2014 Compared to Fiscal 2013

Net cash and cash equivalents related to continuing operations increased $3.3 million to $7.8 million as at January 3, 2015, compared with $4.5 million at December 28, 2013, which primarily reflected the following sources of cash:

•	net proceeds from the sale of the Fiber Business of $36.9 million;

•	cash provided by continuing operating activities of $17.5 million;

•	cash proceeds on the disposal of assets of $5.8 million; and

•	cash proceeds on the exercise of stock options of $3.1 million.

These sources of cash were mostly offset by the following uses of cash:

•	net repayments under our credit facilities of $41.0 million; and

•	capital expenditures of $17.7 million, which included $8.2 million of maintenance capital expenditures, as well as strategic spending related to the expansion of our premium juice and aseptic production facilities, expansion of storage capacity at our Bulgarian grains handling and processing facility and completion of the construction of our cocoa processing facility in the Netherlands.

SUNOPTA INC.	59	January 2, 2016 10-K

Cash provided by operating activities of continuing operations was $17.5 million for the year ended January 3, 2015, compared with $29.1 million for the year ended December 28, 2013, a decrease of $11.6 million, reflecting increased working capital requirements to support the operating growth, partially offset by the improved year-over-year operating performance. In addition, in 2014 we reduced our inventories of commodity grains in favor of lower-volume, higher-margin non-GMO varieties, and we are carrying lower inventories of seeds following the rationalization of our sunflower operations. Cash flows used in operating activities of discontinued operations of $7.3 million and $1.0 million in 2014 and 2013, respectively, reflected the operations of Opta Minerals and the Fiber Business, partially offset by $4.4 million of cash paid in 2013 in connection with arbitration proceedings involving a former joint venture operation.

Cash used in investing activities of continuing operations declined by $15.0 million to $12.5 million for the year ended January 3, 2015, compared with $27.5 million for the year ended December 28, 2013, mainly due to a decrease in capital expenditures of $11.3 million, reflecting higher spending in 2013 related to an expansion of our aseptic processing and packaging operations; expansion of our Bulgarian grains facility; and construction of our cocoa processing facility. In addition, we generated proceeds of $5.8 million on the disposal of assets in 2014, mainly related to the sale of the sunflower facilities. Also contributing to the year-over-year decline in cash used in investing activities was net cash paid of $3.8 million to acquire OLC in 2013, offset by a decrease in restricted cash of $6.5 million, which was applied to the repayment of a credit facility used to pre-finance construction of equipment for the Dutch cocoa facility. Cash provided by investing activities of discontinued operations of $34.5 million, primarily reflected the net proceeds from the sale of the Fiber Business of $36.9 million.

Cash used in financing activities of continuing operations was $38.6 million for the year ended January 3, 2015, compared with cash provided of $4.4 million for the year ended December 28, 2013, an increase in cash used of $43.0 million, which mainly reflected net repayments under our credit facilities of $41.0 million in 2014, compared with net borrowings under these facilities of $3.6 million in 2013, reflecting proceeds from the sales of the Fiber Business and sunflower facilities, as well as reduced capital and business acquisition spending in 2014, compared with 2013.

Business and Financial Outlook

The purpose of this Business and Financial Outlook section is to provide shareholders, prospective investors and other readers of this Form 10-K with information regarding management's current plans and expectations including expectations regarding future revenues and earnings. This Outlook has been prepared for this purpose only and readers are cautioned that it may not be appropriate for any other purpose. Readers are also cautioned that this Outlook is subject to the assumptions, risks and uncertainties discussed below and elsewhere in this Form 10-K, that actual results may vary from those presented and therefore they should not place undue reliance on it. This Outlook reflects our current expectations and judgments based on circumstances existing as of March 9, 2016. We disclaim any intention or obligation to update or revise this Business and Financial Outlook, whether as a result of new information, future events or otherwise, except as required by law. The statements in this Outlook are forward-looking statements. See “Forward-Looking Statements”.

Management believes that consumer demand for high quality natural, organic and specialty foods has grown rapidly over the past decade as global awareness of the benefits of healthy eating continues to proliferate and SunOpta has built a leading position in this fast growing market. We believe it is reasonable to expect growth of approximately 8-10% in the end-markets where we participate. This growth is underpinned by persistent and powerful shifts in buying trends that center around consumers focus on what’s inside, or in many cases what’s specifically not inside, the food they eat. Concerns about food additives, artificial ingredients, flavors, colors, allergens, genetic modification, pesticides, herbicides, fertilizers, as well as an intense focus on nutritional profile are all driving greater awareness and demand for healthier food. In addition, management believes there is a dual demographic shift powering growth in the market as the buying power of the millennials, a generation that is very food and health conscious, continues to grow all while the baby boomers continue to age and pay greater attention to healthy eating as a means of longevity. While a large number of companies compete within specific segments of the market, we believe that our integrated “field-to-table” business model built over the past 16 years has positioned SunOpta as a global leader in the natural and organic food market.

2015 was a transformational year for SunOpta. During the year we acquired three companies, Sunrise, Niagara Natural, and Citrusource, and announced the definitive agreement to sell our equity interest in Opta Minerals. As a result of these announcements, we have acquired approximately $350 million in annual food-based revenue, all in platforms that leverage our unique ‘two-touch’ business model, and we expect to dispose of approximately $115 million in annual revenue related to Opta Minerals’ non-food business. As a result of these structural changes, we believe that we have enhanced our positioning in the growing markets we operate in, all while simplifying our business by setting the stage to become a pure-play healthy and organic foods company.

SUNOPTA INC.	60	January 2, 2016 10-K

For 2016, we believe we will realize revenue and unit growth in line with the market, as we continue to fill incremental capacity created by our investments into our beverage, snack and fruit platforms, as well as capitalize on our global efforts over the past 5 years to create new projects and sources of organic ingredients. In addition, in June 2015 we announced the opening of our new innovation center, which we believe will drive incremental revenue growth via new product introductions to the market. For 2016, we expect that part of our growth will be new product sales as a result of our focus on bringing valued innovative products to our customers.

Generating positive cash flow to drive reduced debt levels and improving profitability are key focus areas for 2016. As at January 2, 2016, we had $479.1 million in total debt, net of cash. Under our Global Credit Facility, we currently have approximately $55 million to $60 million of available borrowing capacity. Our remaining cash and unused lines plus cash generated from operations are expected to be sufficient to finance 2016 capital spending estimated to be $20 million to $25 million, and cash interest costs estimated to be $31 million to $33 million. We believe additional sources of cash could be obtained through a combination of additional bank or subordinated financing, a private or public offering, the issuance of shares or through a divestiture. However, there can be no assurance that such financing or transactions would be available or, if so, on terms that are acceptable to us.

Our goal is to be a global leader in non-GMO and organic food products, driven by innovation, continuous improvement and category expertise. We have a focused strategic blueprint that outlines a disciplined approach to growth guided by these core strategies.

Focus where we have, or can gain, a competitive advantage

•	Invest in capabilities for core food platforms of healthy beverages, healthy fruit and healthy snacks

•	Expand into adjacent food categories with complementary attributes

•	In the short to medium-term, rationalize non-core assets and business lines and redirect capital into core operations

Grow by delivering more value to our customers

•	Expand consumer products portfolio by leveraging our global sourcing expertise and diverse production capabilities

•	Leverage commercial relationships to cross-sell products across our three main product platforms

•	Deliver comprehensive category solutions, including complete product offerings in organic and non-GMO varieties

•	Focus on proactive innovation and develop new proprietary products to maintain leadership positions and strengthen overall relationship with our core customers

Leverage our integrated food platform

•	Leverage significant infrastructure investments, our management team and our centralized back office to improve margins

•	Deploy integrated operating expertise to maximize safety and quality while minimizing delivery times and cost

•	Identify and execute continuous improvement and cost savings initiatives to drive profitability

•	Pursue strategic acquisitions that meet our disciplined criteria

•	Acquire non-GMO and organic food businesses that drive sustainable well-being

•	Capitalize on opportunities that afford us the ability to leverage our integrated business model by “touching” a product more than once, meaning:

•	Continuing to build our packaged goods consumer products portfolio benefitting from our strength in organic and conventional raw material and ingredient sourcing

SUNOPTA INC.	61	January 2, 2016 10-K

•	Identifying sourcing and ingredient opportunities that can supply our existing manufacturing capabilities or expand on our capabilities by allowing us to create new and innovative products and/or processes

•	Prioritize strong financial performance, focusing on cash generation, earnings per share accretion and improved operating margins

In summary, our intention is to continue to invest in and expand our healthy and organic foods business; growing the business through multiple touches from raw materials through to consumer-packaged products; and leveraging our asset base to produce our products efficiently and effectively to increase profit margins.

Off – Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

The table below sets out our contractual obligations as at January 2, 2016:

		Payments due by Period
	Total	2016	2017-2018	2019-2020	Thereafter
	$	$	$	$	$
Bank indebtedness	159,773	159,773	-	-	-
Long-term debt	330,752	1,773	6,253	2,726	320,000
Interest on bank indebtedness and long-term debt(1)	207,283	30,966	61,884	61,233	53,200
Purchase commitments	228,236	228,236	-	-	-
Operating leases	122,663	26,595	46,925	30,694	18,449
Long-term liabilities	23,052	5,243	17,809	-	-
Commodity and foreign exchange contracts	1,142	1,106	36	-	-
	1,072,901	453,692	132,907	94,653	391,649

(1)

Interest is calculated based on scheduled repayments over the periods as indicated, using existing interest rates at January 2, 2016, as disclosed in note 11 to the consolidated financial statements included in Item 15 of this Form 10-K.

The preceding table excludes a liability for uncertain tax benefits totalling $1.7 million, as we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at January 2, 2016, we had $159.8 million and $330.8 million principal amount of variable and fixed rate debt, respectively, with weighted-average interest rates of 2.26% and 7.63%, respectively. A 100 basis-point change in interest rates would have an after-tax effect of $1.0 million on our earnings and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt, taking into account interest rate hedging activities.

Outstanding borrowings of $320.0 million under the Loan Agreement comprise most of our fixed rate debt as at January 2, 2016. At our election, interest on the Initial Loans made under the Loan Agreement is initially determined by reference to either: (i) LIBOR (subject to a 1.0% per annum floor) plus an applicable margin of 6.0% per annum; or (ii) an alternate base rate specified in the Loan Agreement plus an applicable margin of 5.0% . The applicable margin increases by 0.50% at the end of each three-month period after October 9, 2015 and before October 9, 2016. In each case, the Initial Loans carry a maximum interest rate of 9.5% per annum. A 100 basis-point increase in interest rates, based on LIBOR, would have an annualized pre-tax effect of approximately $3.2 million on interest expense in our consolidated statements of operations, based on current principal outstanding of $320.0 million; however, an increase in LIBOR would only impact interest expense to the extent that the increase exceeds the 1.0% per annum floor and to the extent that LIBOR plus the applicable margin on the Initial Loans does not exceed the maximum interest rate.

SUNOPTA INC.	62	January 2, 2016 10-K

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional currency of our Canadian operations is the U.S. dollar. The functional currency of our operations located in Europe and Mexico are principally the euro and peso, respectively. For these operations, gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive income within shareholders’ equity. We are exposed to foreign exchange rate fluctuations as the financial results of our European and Mexican subsidiaries are translated into U.S. dollars on consolidation. A 10% change in the exchange rates for the euro would affect the fair value of our net assets by approximately $5.0 million, with a corresponding impact to accumulated other comprehensive income.

The euro depreciated against the U.S. dollar during 2015, with closing rates moving from $1.3740 at January 3, 2015 to $1.2004 at January 2, 2016. The Canadian dollar depreciated relative to the U.S. dollar in 2015, with closing rates moving from $0.9342 at January 3, 2015 to $0.8502 at January 2, 2016 for each U.S. dollar.

Our operations based in the U.S. have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The European operations are exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market. It is our intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose us to exchange rate fluctuations when converted into U.S. dollars. In addition, we enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at January 2, 2016, resulting in a loss of $0.7 million (January 3, 2015 - gain of $1.4 million), which is included in foreign exchange on the consolidated statements of operations.

Commodity risk

We enter into exchange-traded commodity futures and options contracts to hedge its exposure to price fluctuations on grain and certain other commodity transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of our exposure from expected price fluctuations. Exchange purchase and sales contracts may expose us to risk in the event that the counterparty to a transaction is unable to fulfill its contractual obligation. We manage our risk by entering into purchase contracts with pre-approved growers.

We have a risk of loss from hedging activities if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at January 2, 2016, we owned 216,180 (January 3, 2015 - 278,821) bushels of corn with a weighted-average price of $3.39 (January 3, 2015 - $3.86) and 399,985 (January 3, 2015 - 401,082) bushels of soybeans with a weighted-average price of $9.93 (January 3, 2015 - $10.97) . As at January 2, 2016, we had a net short position on corn of 12,357 (January 3, 2015 - long position of 14,965) bushels and a net short position on soybeans of 30,760 (January 3, 2015 - long position of 2,539). An increase or decrease in commodity prices of either soy or corn of 10% would not result in a material change in the carrying value of these commodities.

In addition, we enter into forward contracts to hedge our cocoa and coffee positions in an effort to minimize price fluctuations. As at January 2, 2016, we had net open forward contracts to sell 144 lots of cocoa (January 3, 2015 - 67 lots) and 13 lots of coffee (January 3, 2015 - 39 lots). A 10% change in the commodity price of cocoa and coffee would impact the fair value of these derivative instruments by $0.4 million (January 3, 2015 - $0.2 million) and $0.1 million (January 3, 2015 - $0.2 million), respectively.

SUNOPTA INC.	63	January 2, 2016 10-K

Item 8. Financial Statements and Supplementary Data

Our Consolidated Financial Statements required by this item are set forth immediately following the signature page to this Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

SUNOPTA INC.	64	January 2, 2016 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2016.

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

Based on its assessment, our management concluded that, as of January 2, 2016, our internal control over financial reporting is effective based on those criteria.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our consolidated operations except for the operations of Sunrise. Total assets of approximately $580 million related to the Sunrise business were included in the consolidated balance sheet as at January 2, 2016, and total revenues of approximately $53 million were included in the consolidated statement of operations for the year ended January 2, 2016 (representing operations of the Sunrise business from the acquisition date of October 9, 2015).

The effectiveness of our internal control over financial reporting as of January 2, 2016 has been audited by Deloitte LLP, Independent Registered Public Accounting Firm that also audited our consolidated financial statements for the year ended January 2, 2016, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 2, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	65	January 2, 2016 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the internal control over financial reporting of SunOpta Inc. and subsidiaries (the “Company”) as of January 2, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded Sunrise Holdings (Delaware), Inc. (“Sunrise”), a company acquired in a business combination on October 9, 2015. Total assets of approximately $580 million related to the Sunrise business were included in SunOpta Inc.’s consolidated balance sheet at January 2, 2016, and total revenues of approximately $53 million were included in the consolidated statement of operations for the year ended January 2, 2016 (representing operations of the Sunrise business from the acquisition date of October 9, 2015). Accordingly, our audit did not include the internal control over financial reporting at Sunrise. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Financial Statements as of and for the year ended January 2, 2016 of the Company and our report dated March 9, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada
March 9, 2016

SUNOPTA INC.	66	January 2, 2016 10-K

Item 9B. Other Information

None.

SUNOPTA INC.	67	January 2, 2016 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after January 2, 2016 (the “2016 Proxy Statement”).

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2016 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the 2016 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2016 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2016 Proxy Statement.

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

SUNOPTA INC.	68	January 2, 2016 10-K

Exhibits	Description

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

3.10	By-Law Number 15 of SunOpta Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.1	Form of Certificate representing Common Shares, no par value (incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed on September 2, 2011).

4.2

Shareholder Rights Plan Agreement, dated November 10, 2015, between SunOpta Inc. and American Stock Transfer & Trust Company LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

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

10.3†	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 24, 2011).

10.4†

Letter Agreement, dated October 10, 2011, by and between SunOpta Inc. and Robert McKeracher (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).

SUNOPTA INC.	69	January 2, 2016 10-K

Exhibits	Description

10.5†

Amendment to Employment Agreement, dated May 6, 2012, between SunOpta Inc. and Steven R. Bromley (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 11, 2012).

10.6†

Letter Agreement, dated January 10, 2013, by and between SunOpta Inc. and John Dietrich (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2013).

10.7†

Retirement and Consulting Agreement, dated January 10, 2014, between SunOpta Grains and Foods, Inc. and Allan G. Routh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2014).

10.8	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2014).

10.9†

Letter Agreement re Terms of Employment, dated October 10, 2011, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2015).

10.10†

Letter Agreement re Amendment of Terms of Employment, dated April 5, 2013, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2015).

10.11†

Letter Agreement re Amendment of Terms of Employment, dated December 30, 2014, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2015).

10.12†

Employment Agreement, dated April 2012, by and between The Organic Corporation B.V. and G.J.M. Versteegh (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2015).

10.13†	Employment Agreement, dated July 6, 2015, between SunOpta Inc. and Hendrik Jacobs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.14†	Separation Agreement, dated July 6, 2015, between SunOpta Inc. and Steven Bromley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.15

Commitment Letter dated July 30, 2015, among SunOpta Inc., SunOpta Foods Inc., Bank of Montreal and BMO Capital Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2015).

10.16+

Second Lien Loan Agreement, dated October 9, 2015, among SunOpta Inc., as Holdings, SunOpta Foods Inc., as the Borrower, Certain Subsidiaries of SunOpta Inc., as Subsidiary Guarantors and Loan Parties, the Several Lenders from Time to Time Parties Hereto, Bank of Montreal, as Administrative Agent and Collateral Agent, BMO Capital Markets Corp. and CoÖperatieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015).

10.17+

Credit Agreement, dated as of February 11, 2016, among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 17, 2016).

SUNOPTA INC.	70	January 2, 2016 10-K

Exhibits	Description

10.18

Support Agreement dated February 12, 2016, among SunOpta Inc., Wedge Acquisition Inc. and Wedge Acquisition Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016).

10.19*

Second Amending Agreement, dated October 9, 2015, amending the Seventh Amended and Restated Credit Agreement, among SunOpta Inc. and SunOpta Foods, as Borrowers, Each of the Financial Institutions and Other Entities from Time to Time Parties Thereto, as Lenders, Certain Affiliates of the Borrowers, as Obligors, and Bank of Montreal, as Agent.

10.20†*	Employment Agreement, dated July 6, 2015, between SunOpta Inc. and Edward Haft.

21*	List of subsidiaries.

23.1*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by Hendrik Jacobs, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Hendrik Jacobs, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	71	January 2, 2016 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

Date: March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hendrik Jacobs Hendrik Jacobs	President, Chief Executive Officer and Director (Principal Executive Officer)	March 9, 2016
/s/ Robert McKeracher Robert McKeracher	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2016
/s/ Alan Murray Alan Murray	Chair of the Board and Director	March 9, 2016
/s/ Jay Amato Jay Amato	Director	March 9, 2016
/s/ Margaret Shan Atkins Margaret Shan Atkins	Director	March 9, 2016
/s/ Michael Detlefsen Michael Detlefsen	Director	March 9, 2016
/s/ Douglas Greene Douglas Greene	Director	March 9, 2016
/s/ Katrina Houde Katrina Houde	Director	March 9, 2016
/s/ Jeremy Kendall Jeremy Kendall	Director	March 9, 2016

SUNOPTA INC.	72	January 2, 2016 10-K

SunOpta Inc.

SUNOPTA INC.	F-1	January 2, 2016 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the accompanying consolidated balance sheets of SunOpta Inc. and subsidiaries (the “Company”) as of January 2, 2016 and January 3, 2015, and the related consolidated statements of operations, comprehensive earnings, shareholders’ equity, and cash flows for each of the years in the three year period ended January 2, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SunOpta Inc. and subsidiaries as of January 2, 2016 and January 3, 2015, and the results of their operations and their cash flows for each of the years in the three year period ended January 2, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 2, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada
March 9, 2016

SUNOPTA INC.	F-2	January 2, 2016 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 2, 2016	January 3, 2015	December 28, 2013
	$	$	$

	(note 1)	(note 1)	(note 1)

Revenues	1,145,134	1,102,745	998,660

Cost of goods sold	1,034,772	980,640	896,862

Gross profit	110,362	122,105	101,798

Selling, general and administrative expenses	85,754	80,365	69,033
Intangible asset amortization	4,951	2,036	2,182
Other expense (income), net (note 14)	12,151	(2,220)	5,455
Foreign exchange gain	(1,641)	(1,993)	(423)

Earnings from continuing operations before the following	9,147	43,917	25,551

Interest expense, net (note 11)	15,669	3,943	4,216
Impairment loss on investment (note 15)	-	8,441	21,495

Earnings (loss) from continuing operations before income taxes	(6,522)	31,533	(160)

Provision for (recovery of) income taxes (note 16)	(3,390)	12,043	8,423

Earnings (loss) from continuing operations	(3,132)	19,490	(8,583)

Discontinued operations (note 4)
Loss from discontinued operations	(17,377)	(15,993)	(1,284)
Loss on classification as held for sale	(10,515)	-	-
Gain on sale of discontinued operation	-	2,888	-
Recovery of (provision for) income taxes	(402)	2,000	853
Loss from discontinued operations attributable to non-controlling interests	8,819	4,911	303
Loss from discontinued operations attributable to SunOpta Inc.	(19,475)	(6,194)	(128)

Earnings (loss)	(22,607)	13,296	(8,711)

Earnings (loss) attributable to non-controlling interests	(136)	195	(187)

Earnings (loss) attributable to SunOpta Inc.	(22,471)	13,101	(8,524)

Earnings (loss) per share – basic (note 17)
-from continuing operations	(0.04)	0.29	(0.13)
-from discontinued operations	(0.27)	(0.09)	-
	(0.31)	0.20	(0.13)

Earnings (loss) per share – diluted (note 17)
-from continuing operations	(0.04)	0.28	(0.13)
-from discontinued operations	(0.27)	(0.09)	-
	(0.31)	0.19	(0.13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	F-3	January 2, 2016 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All dollar amounts expressed in thousands of U.S. dollars)

	January 2, 2016	January 3, 2015	December 28, 2013
	$	$	$

	(note 1)	(note 1)	(note 1)

Earnings (loss) from continuing operations	(3,132)	19,490	(8,583)
Loss from discontinued operations, net of income taxes	(19,475)	(6,194)	(128)
Earnings (loss)	(22,607)	13,296	(8,711)
Change in fair value of interest rate swaps, net of income taxes	(129)	20	65
Reclassification adjustment for loss included in earnings	339	-	-
Unrealized gain on interest rate swap, net	210	20	65
Currency translation adjustment	(5,155)	(5,148)	2,209
Other comprehensive earnings (loss), net of income taxes	(4,945)	(5,128)	2,274
Comprehensive earnings (loss)	(27,552)	8,168	(6,437)
Comprehensive loss attributable to non-controlling interests	(9,565)	(4,669)	(76)
Comprehensive earnings (loss) attributable to SunOpta Inc.	(17,987)	12,837	(6,361)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	F-4	January 2, 2016 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at January 2, 2016 and January 3, 2015
(All dollar amounts expressed in thousands of U.S. dollars)

	January 2, 2016	January 3, 2015
	$	$

	(note 1)	(note 1)
ASSETS
Current assets
Cash and cash equivalents	2,274	7,768
Accounts receivable (note 6)	117,412	106,970
Inventories (note 7)	371,223	229,770
Prepaid expenses and other current assets (note 5)	20,088	17,027
Current income taxes recoverable	21,728	1,373
Current assets held for sale (notes 1 and 4)	64,330	60,688
Total current assets	597,055	423,596

Property, plant and equipment (note 8)	176,513	112,492
Goodwill (note 9)	241,690	29,082
Intangible assets (note 9)	195,008	13,755
Deferred income taxes (note 16)	958	7,830
Other assets (note 5)	7,979	4,878
Long-term assets held for sale (notes 1 and 4)	-	49,317

Total assets	1,219,203	640,950

LIABILITIES
Current liabilities
Bank indebtedness (note 11)	159,773	78,454
Accounts payable and accrued liabilities (note 10)	151,831	110,867
Customer and other deposits	5,322	4,127
Income taxes payable	1,720	3,090
Other current liabilities (note 5)	1,521	3,087
Current portion of long-term debt (note 11)	1,773	1,042
Current portion of long-term liabilities	5,243	-
Current liabilities held for sale (notes 1 and 4)	52,486	35,661
Total current liabilities	379,669	236,328

Long-term debt (note 11)	321,222	3,539
Long-term liabilities (note 5)	17,809	1,086
Deferred income taxes (note 16)	74,324	11,669
Long-term liabilities held for sale (notes 1 and 4)	-	35,000
Total liabilities	793,024	287,622

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized,
85,417,849 shares issued (January 3, 2015 - 67,073,944) (note 12)	297,987	190,668
Additional paid-in capital	22,327	22,490
Retained earnings	106,838	129,309
Accumulated other comprehensive loss	(6,113)	(1,778)
	421,039	340,689
Non-controlling interests	5,140	12,639
Total equity	426,179	353,328

Total equity and liabilities	1,219,203	640,950

Commitments and contingencies (note 20)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	F-5	January 2, 2016 10-K

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income (loss)	interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2012	66,007	183,027	16,855	124,732	1,537	17,384	343,535

Employee share purchase plan	80	549	-	-	-	-	549
Stock incentive plan	441	2,800	(787)	-	-	-	2,013
Stock-based compensation	-	-	3,255	-	-	-	3,255
Loss from continuing operations	-	-	-	(8,396)	-	(187)	(8,583)
Loss from discontinued operations, net of income taxes	-	-	-	(128)	-	(303)	(431)
Currency translation adjustment	-	-	-	-	1,817	392	2,209
Change in fair value of interest rate swaps, net of income taxes	-	-	-	-	43	22	65

Balance at December 28, 2013	66,528	186,376	19,323	116,208	3,397	17,308	342,612

Employee share purchase plan	52	627	-	-	-	-	627
Stock incentive plan	494	3,665	(1,234)	-	-	-	2,431
Stock-based compensation	-	-	4,401	-	-	-	4,401
Earnings from continuing operations	-	-	-	19,295	-	195	19,490
Loss from discontinued operations, net of income taxes	-	-	-	(6,194)	-	(4,911)	(11,105)
Currency translation adjustment	-	-	-	-	(5,188)	40	(5,148)
Change in fair value of interest rate swaps, net of income taxes	-	-	-	-	13	7	20

Balance at January 3, 2015	67,074	190,668	22,490	129,309	(1,778)	12,639	353,328

Issuance of common shares, net (note 12)	16,670	95,654	-	-	-	-	95,654
Employee share purchase plan	55	590	-	-	-	-	590
Stock incentive plan	769	5,033	(1,739)	-	-	-	3,294
Warrants	850	6,042	(2,163)	-	-	-	3,879
Stock-based compensation	-	-	4,757	-	-	-	4,757
Loss from continuing operations	-	-	-	(2,996)	-	(136)	(3,132)
Loss from discontinued operations, net of income taxes	-	-	-	(19,475)	-	(8,819)	(28,294)
Currency translation adjustment	-	-	-	-	(4,474)	(681)	(5,155)
Change in fair value of interest rate swaps, net of income taxes	-	-	-	-	139	71	210
Non-controlling interest from acquisition of business (note 2)	-	-	-	-	-	1,781	1,781
Acquisition of non-controlling interest (note 3)	-	-	(1,018)	-	-	285	(733)

Balance at January 2, 2016	85,418	297,987	22,327	106,838	(6,113)	5,140	426,179

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	F-6	January 2, 2016 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All dollar amounts expressed in thousands of U.S. dollars)

	January 2, 2016	January 3, 2015	December 28, 2013
	$	$	$

	(note 1)	(note 1)	(note 1)
CASH PROVIDED BY (USED IN) Operating activities
Earnings (loss)	(22,607)	13,296	(8,711)
Loss from discontinued operations	(19,475)	(6,194)	(128)
Earnings (loss) from continuing operations	(3,132)	19,490	(8,583)

Items not affecting cash:
Depreciation and amortization	21,007	15,641	14,273
Amortization of debt issuance costs (note 11)	5,895	375	350
Acquisition accounting adjustment on inventory sold (note 2)	4,000	-	-
Deferred income taxes	(4,038)	(3,489)	3,807
Stock-based compensation (note 13)	4,366	3,906	2,770
Unrealized loss on derivative instruments (note 5)	143	176	1,976
Impairment loss on investment (note 15)	-	8,441	21,495
Loss (gain) on disposal of assets (note 14)	251	(1,386)	250
Fair value of contingent consideration (note 14)	884	(1,373)	-
Other	739	27	(716)
Changes in non-cash working capital, net of businesses acquired (note 18)	(3,685)	(24,318)	(6,542)
Net cash flows from operating activities - continuing operations	26,430	17,490	29,080
Net cash flows from operating activities - discontinued operations	4,814	7,325	972
	31,244	24,815	30,052
Investing activities
Acquisitions of businesses, net of cash acquired (note 2)	(490,715)	-	(3,828)
Purchases of property, plant and equipment	(31,186)	(17,671)	(28,934)
Proceeds on disposal of assets (note 14)	1,138	5,833	75
Acquisition of non-controlling interest (note 3)	(733)	-	-
Payment of contingent consideration (note 5)	(204)	(800)	(972)
Decrease in long-term investment, net (note 15)	-	264	-
Decrease in restricted cash	-	-	6,495
Other	(89)	(76)	(299)
Net cash flows from investing activities - continuing operations	(521,789)	(12,450)	(27,463)
Net cash flows from investing activities - discontinued operations	(1,235)	34,538	(5,538)
	(523,024)	22,088	(33,001)
Financing activities
Increase (decrease) under line of credit facilities (note 11)	85,968	(40,953)	3,618
Borrowings of long-term debt (note 11)	330,135	-	149
Repayment of long-term debt (note 11)	(11,018)	(910)	(1,645)
Proceeds from issuance of common shares, net (note 12)	94,080	-	-
Proceeds from exercise of stock options and employee share purchases	3,884	3,058	2,562
Proceeds from exercise of warrants	3,879	-	-
Payment of debt issuance costs	(15,966)	(34)	(36)
Other	(781)	244	(228)
Net cash flows from financing activities - continuing operations	490,181	(38,595)	4,420
Net cash flows from financing activities - discontinued operations	(4,304)	(7,066)	75
	485,877	(45,661)	4,495

Foreign exchange gain (loss) on cash held in a foreign currency	(54)	159	151

Increase (decrease) in cash and cash equivalents during the year	(5,957)	1,401	1,697

Discontinued operations cash activity included above:
Add: Balance included at beginning of year	2,170	4,084	3,966
Less: Balance included at end of year	(1,707)	(2,170)	(4,084)

Cash and cash equivalents - beginning of the year	7,768	4,453	2,874

Cash and cash equivalents - end of the year	2,274	7,768	4,453

SUNOPTA INC.	F-7	January 2, 2016 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All dollar amounts expressed in thousands of U.S. dollars)

	January 2, 2016	January 3, 2015	December 28, 2013
	$	$	$

	(note 1)	(note 1)	(note 1)
Non-cash investing activities
Acquisition of business, working capital adjustment (note 2)	82	-	-
Acquisition of business, settlement of pre-existing relationship (note 2)	(749)	-	-
Acquisition of business, contingent consideration at fair value (note 2)	(20,330)	-	-

Supplemental cash flow information (notes 18)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	F-8	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Description of Business and Significant Accounting Policies

SunOpta Inc. (the “Company” or “SunOpta”) was incorporated under the laws of Canada on November 13, 1973. The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company’s two reportable segments, Global Ingredients and Consumer Products, operate in the natural, organic and specialty food sectors and utilize an integrated business model to bring cost-effective and quality products to market. On October 9, 2015, the Company completed the acquisition of 100% of the issued and outstanding common shares of Sunrise Holdings (Delaware), Inc. (“Sunrise”), pursuant to a Purchase and Sale Agreement (the “PSA”) dated July 30, 2015 (the “Sunrise Acquisition”). For further information regarding the Sunrise Acquisition, including related financing, see notes 2, 11 and 12.

In addition, the Company owned approximately 66% of Opta Minerals Inc. (“Opta Minerals”) as at January 2, 2016 and January 3, 2015, on a non-dilutive basis. Opta Minerals produces, distributes and recycles industrial minerals, silica-free abrasives and specialty sands. On February 12, 2016, the Company announced that Opta Minerals had entered into a definitive acquisition agreement, pursuant to which an affiliate of Speyside Equity Fund I LP, agreed to acquire substantially all the shares of Opta Minerals. For further information regarding the proposed disposition of Opta Minerals, see note 4.

Basis of Presentation

These consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and those of its wholly-owned and majority-owned subsidiaries, including Opta Minerals. All intercompany accounts and transactions have been eliminated on consolidation.

Comparative Balances

Certain comparative balances have been reclassified to conform to the presentation adopted by the Company in the current fiscal year:

•

As at January 2, 2016, Opta Minerals was classified as a discontinued operation held for sale. As a result, the operating results and cash flows of Opta Minerals for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 have been reclassified to discontinued operations. In addition, the assets and liabilities of Opta Minerals have been reclassified and reported as held for sale on the consolidated balance sheets as at January 2, 2016 and January 3, 2015.

•

In connection with the retrospective adoption of Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes”, as of January 2, 2016 (as described below under “Recent Accounting Pronouncements”), the Company has reclassified $5.8 million of current deferred income taxes to non-current deferred income taxes on the consolidated balance sheet as at January 3, 2015.

•

The Company has reclassified its $3.6 million investment in convertible subordinated notes of Enchi Corporation (“Enchi”), including the value ascribed to the embedded derivative attributable to the notes (see note 5), from investment to other assets (long-term) on the consolidated balance sheet as at January 3, 2015. Enchi is a developer of advanced bioconversion products for the renewable fuels industry.

Fiscal Year-End

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2015 was a 52-week period ending on January 2, 2016, whereas fiscal year 2014 was a 53-week period ending on January 3, 2015 and fiscal year 2013 was a 52-week period ending on December 28, 2013. Fiscal year 2016 will be a 52-week period ending on December 31, 2016, with quarterly periods ending on April 2, July 2 and October 1, 2016.

SUNOPTA INC.	F-9	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Areas involving significant estimates and assumptions include: allocation of the purchase price of acquired businesses; inventory valuation reserves; income tax liabilities and assets, and related valuation allowances; provisions for loss contingencies related to claims and litigation; fair value of contingent consideration liabilities; useful lives of property, plant and equipment and intangible assets; expected future cash flows used in evaluating intangible assets for impairment; fair value of investments; and reporting unit fair values in testing goodwill for impairment. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the general business environment changes.

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

Financial Instruments

The Company’s financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, derivative instruments, accounts payable and accrued liabilities, and customer and other deposits. Cash and cash equivalents, inventories carried at market and derivative instruments are measured at fair value each reporting period. The fair values of the remaining financial instruments approximate their carrying values due to their short-term maturities. The fair values of long-term debt and long-term liabilities as at January 2, 2016 are considered not to be materially different from the carrying amounts.

The Company’s financial instruments exposed to credit risk include cash equivalents and accounts receivable. The Company places its cash and cash equivalents with institutions of high creditworthiness. The Company’s trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for losses based on the expected collectability of the accounts receivable.

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

SUNOPTA INC.	F-10	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

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

Accounts Receivable

Accounts receivable comprise trade receivables that are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. As at January 2, 2016 and January 3, 2015, no customer’s balance represented 10% or more of the Company’s consolidated trade receivables balance.

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

SunOpta economically hedges its commodity grain positions to protect gains and minimize losses due to market fluctuations. Futures contracts and purchase and sale contracts are adjusted to market price and resulting gains and losses from these transactions are included in cost of goods sold. As the Company has a risk of loss from hedge activity if the grower does not deliver the grain as scheduled, these transactions do not qualify as hedges under U.S. GAAP and, therefore, changes in market value are recorded in cost of goods sold on the consolidated statements of operations.

SUNOPTA INC.	F-11	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line basis at rates reflecting the estimated useful lives of the assets.

Buildings	20 - 40 years
Machinery and equipment	5 - 20 years
Enterprise software	3 - 5 years
Office furniture and equipment	3 - 7 years
Vehicles	3 - 7 years

Goodwill

Goodwill represents the excess of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment related to the reporting units of SunOpta in the fourth quarter of each fiscal year. The Company performs a quantitative test for goodwill impairment by comparing the carrying amount of each reporting unit to its estimated fair value. If the carrying amount exceeds the reporting unit’s fair value, there is a potential impairment in goodwill. Any impairment in goodwill is measured by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation and comparing the notional goodwill from the fair value allocation to the carrying value of the goodwill.

Intangible Assets

The Company’s finite-lived intangible assets consist of customer and other relationships, patents and trademarks, and other intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer and other relationships	10 - 25 years
Patents and trademarks	15 years
Other	5 - 15 years

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

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in earnings or other comprehensive earnings, based on whether the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As at January 2, 2016, the Company utilized the following derivative instruments to manage commodity and foreign currency risks:

SUNOPTA INC.	F-12	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

•

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

•

Forward foreign exchange contracts to minimize exchange rate fluctuations relating to foreign currency denominated purchase and sale contracts and accounts payable and receivable. Forward foreign exchange contracts designated as hedges are marked-to-market with the effective portion of the gain or loss recognized in other comprehensive earnings and subsequently recognized in earnings in the same period the hedged item affects earnings. Gains and losses on forward exchange contracts not specifically designated as hedging instruments are included in foreign exchange gain on the consolidated statements of operations.

Debt Issuance Costs

Costs incurred in connection with obtaining debt financing are deferred and amortized over the term of the financing arrangement, using the effective interest method. Costs incurred to secure revolving lines of credit are recorded in other long-term assets; all other debt issuance costs are recorded as a direct deduction from the related debt liability.

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

SUNOPTA INC.	F-13	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

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

Revenue Recognition

Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collection is reasonably assured. Revenue is recognized when title and possession of the product has transferred to the customer. Possession is transferred to the customer at the time of shipment from the Company’s facility or at the time of delivery to a specified destination depending on the contractual terms of the sale. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, “Leases”, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company has not completed its review of the new guidance; however, the Company anticipates that upon adoption of the standard it will recognize additional assets and corresponding liabilities related to leases on its balance sheet.

In November 2015, the FASB issued ASU 2015-17, which requires all deferred tax assets and liabilities to be classified as non-current on the balance sheet instead of separating deferred taxes into current and non-current amounts. The guidance is effective for annual and interim periods beginning after December 15, 2016, and may be adopted on either a prospective or retrospective basis. As permitted, the Company has elected to early adopt this guidance in the fourth quarter of 2015 on a retrospective basis.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments”, which eliminates the current guidance that requires an acquirer in a business combination to account for measurement-period adjustments retrospectively as if the accounting for the business combination had been completed at the acquisition date. Instead, under the new guidance, an acquirer recognizes measurement-period adjustments in the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts that would have been recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 does not change the criteria for determining whether an adjustment qualifies as a measurement-period adjustment or change the length of the measurement period, which cannot exceed one year from the date of the acquisition. The guidance is effective for annual and interim periods beginning after December 15, 2015, and the guidance is applied prospectively to adjustments to provisional amounts that occur after the adoption date. As permitted, the Company has elected to early adopt this guidance in the third quarter of 2015. The adoption of this guidance did not have any impact of the Company’s results of operations or financial condition.

SUNOPTA INC.	F-14	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In July 2015, the FASB issued ASU 2015-11, “Inventory – Simplifying the Measurement of Inventory”, which requires entities to measure most inventory “at the lower of cost and net realizable value (“NRV”, thereby simplifying the current guidance under which an entity must measure inventory at the lower of cost or market. The new guidance eliminates the need to determine replacement cost and evaluate whether it is above the ceiling (NRV) or below the floor (NRV less a normal profit margin). The guidance defines NRV as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The guidance is effective for annual and interim periods beginning after December 15, 2016. Early application is permitted. The Company does not expect that the adoption of this guidance will have a significant impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest – Simplifying the Presentation of Debt Issuance Costs”, which requires that debt issuance costs be presented as a deduction from the corresponding debt liability, and, in August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest – Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line-of-Credit Arrangements”, which permits the presentation of debt issuance costs associated with line-of-credit arrangements as assets. The guidance is effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. As permitted, the Company has elected to early adopt this guidance in the fourth quarter of 2015. The adoption of this guidance had no impact on the presentation of debt issuance costs in prior periods.

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

2. Business Acquisitions

Sunrise Holdings (Delaware), Inc.

On October 9, 2015, the Company completed the Sunrise Acquisition. Sunrise is a processor of conventional and organic individually quick frozen (“IQF”) fruit in the U.S. and Mexico. The acquisition of Sunrise has been accounted for as a business combination under the acquisition method of accounting. The results of Sunrise have been included in the Company’s consolidated financial statements since the date of acquisition and are reported in the Consumer Products operating segment. The acquisition of Sunrise is aligned with the Company’s strategic focus on healthy and organic foods.

Total consideration for the Sunrise Acquisition was $472.7 million in cash paid as at the acquisition date, which included the repayment of all outstanding obligations under Sunrise’s senior credit facility in the amount of $171.5 million. In addition, the total consideration included $23.0 million paid by the Company to the holders of Sunrise stock options. As all outstanding Sunrise stock options vested upon the consummation of the Sunrise Acquisition, pursuant to the terms of Sunrise’s pre-existing stock option agreements, the cash consideration paid to the optionholders has been attributed to services prior to the Sunrise Acquisition and included as a component of the purchase price. The total consideration also included $20.9 million paid by the Company to settle acquisition-related transaction costs incurred by Sunrise in connection with the Sunrise Acquisition. As none of these costs were incurred by Sunrise on behalf of the Company, the cash consideration paid to settle these costs has been included as a component of the purchase price.

SUNOPTA INC.	F-15	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as at the acquisition date. The following amounts recognized for the assets acquired and liabilities assumed are provisional and subject to change: (i) amounts for working capital pending final evaluation of certain pre-acquisition contingencies; (ii) amounts for property, plant and equipment, and intangible assets pending final validation of the inputs and assumptions used in the valuation analysis; (iii) amounts for income tax assets and liabilities pending finalization of estimates and assumptions in respect of certain tax implications of the Sunrise Acquisition and filing of Sunrise’s pre-acquisition tax returns; and (iv) amount of goodwill pending the completion of the valuations of assets acquired and liabilities assumed. The Company expects to finalize these amounts no later than one year from the acquisition date.

$
Cash and cash equivalents	1,728
Accounts receivable(1)	26,090
Inventories(2)	124,829
Income taxes recoverable	12,025
Other current assets	3,982
Property, plant and equipment(3)	46,068
Intangible assets(4)	170,000
Accounts payable and accrued liabilities	(24,169)
Long-term debt, including current portion	(7,620)
Deferred income taxes, net	(75,193)
Net identifiable assets acquired	277,740
Goodwill(5)	196,709
Non-controlling interest(6)	(1,781)
Net assets acquired	472,668

(1)	The gross amount of accounts receivable acquired was $26.2 million, of which the Company expects $0.2 million will be uncollectible.

(2)	Includes an estimated fair value adjustment to inventory of $19.0 million.

(3)	Includes an estimated fair value adjustment to property, plant and equipment of $3.7 million.

(4)

The identified intangible assets relate to customer relationships in existence at the acquisition date between Sunrise and major U.S. retail and foodservice customers. The customer relationships intangible assets will be amortized over an estimated weighted-average useful life of approximately 23 years. The estimated fair value of the intangible asset was determined using a discounted cash flow analysis (income approach), which applied a risk-adjusted discount rate of approximately 12.0%.

(5)

Goodwill is calculated as the difference between the acquisition-date fair values of the total consideration and the net assets acquired. The total amount of goodwill has been assigned to the Consumer Products operating segment and is not expected to be deductible for tax purposes. The goodwill recognized is attributable to: (i) cost savings, operating synergies, and other benefits expected to result from combining the operations of Sunrise with those of the Company; (ii) the value of longer-term growth prospects in the private label frozen fruit market; (iii) the value of acquiring the current capabilities and low-cost position of the existing Sunrise business (i.e., the higher rate of return on the assembled net assets versus acquiring all of the net assets separately); and (iv) the value of Sunrise’s assembled workforce.

(6)	Represents the estimated fair value of the non-controlling interest in Sunrise’s 75%-owned Mexican subsidiary.

SUNOPTA INC.	F-16	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

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

(1)

The Company may pay the owners of Niagara Natural an additional amount of up to approximately $2.8 million over a period of two years subject to adjustment based on certain performance targets. The fair value of the contingent consideration was determined to be $2.3 million as of the acquisition date.

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

SUNOPTA INC.	F-17	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes the fair values of the consideration transferred as at the acquisition date:

	Provisional		Final
	Amounts		Amounts
	Recognized		Recognized
	as at the	Measurement	as at the
	Acquisition	Period	Acquisition
	Date	Adjustments(1)	Date
	$	$	$
Cash(2)	13,300	-	13,300
Working capital adjustment(3)	(265)	(54)	(319)
Settlement of pre-existing relationship(4)	749	-	749
Contingent consideration(5)	20,000	(2,000)	18,000
Total consideration transferred	33,784	(2,054)	31,730

(1)

The measurement period adjustments reflect the final determination of net working capital as at the acquisition date and the refinement of inputs and assumptions used in contingent consideration valuation analysis that reflect facts and circumstances existing as at the acquisition date. These adjustments did not have a significant impact on the Company’s consolidated results of operations.

(2)	Represents upfront cash consideration paid as at the acquisition date.

(3)	Determined based on net working capital as at the acquisition date relative a pre-determined target level.

(4)

Prior to the date of acquisition, the Company had a pre-existing relationship to supply Citrusource with organic citrus raw materials. As at the acquisition date, the Company had accounts receivable owing from Citrusource of $0.7 million related to product delivered prior to the acquisition date. No gain or loss was recognized by the Company on the effective settlement of this accounts receivable as at the acquisition date.

(5)

The contingent consideration arrangement with the former unitholders of Citrusource comprises two components: (i) deferred consideration calculated based on a seven-times multiple of the incremental growth in Citrusource’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) in fiscal year 2015 versus EBITDA for fiscal year 2014; and (ii) an earn-out calculated based on 25% of the incremental growth in the sum of Citrusource’s EBITDA and the EBITDA of the Company’s San Bernardino, California, juice production facility (the “Combined EBITDA”) in each of fiscal years 2016, 2017 and 2018 versus the Combined EBITDA for fiscal year 2015. There are no upper limits to the amount of each of the components. The fair value measurement of the contingent consideration arrangement was determined to be approximately $18.0 million as at the acquisition date, based on a probability-weighted present value analysis, of which approximately $15.0 million is related to the deferred consideration and approximately $3.0 million is related to the earn-out. The deferred consideration is payable in four equal annual installments commencing in 2016. Of the total contingent consideration obligation, $4.0 million is included in current portion of long-term liabilities and $11.0 million is included in long-term liabilities on the consolidated balance sheet. The fair value of the contingent consideration arrangement is based on significant level 3 unobservable inputs, including the following factors: (i) estimated range of EBITDA values in each of the earn-out periods; and (ii) the probability-weighting applied to each of the EBITDA values within the estimated range for each earn-out period. The resultant probability-weighted EBITDA values for each earn-out period were discounted at a credit risk-adjusted discount rate of approximately 3.5%.

SUNOPTA INC.	F-18	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes the fair values of the assets acquired and liabilities assumed as at the acquisition date.

	Provisional		Final
	Amounts		Amounts
	Recognized		Recognized
	as at the	Measurement	as at the
	Acquisition	Period	Acquisition
	Date	Adjustments(1)	Date
	$	$	$
Accounts receivable	2,405	(54)	2,351
Inventories	1,745	-	1,745
Machinery and equipment	164	-	164
Customer relationships intangible asset(2)	14,000	-	14,000
Accounts payable and accrued liabilities	(1,666)	-	(1,666)
Net identifiable assets acquired	16,648	(54)	16,594
Goodwill(3)	17,136	(2,000)	15,136
Net assets acquired	33,784	(2,054)	31,730

(1)	The measurement period adjustments reflect the final determination of net working capital and the decrease in the total fair value of the consideration transferred as at the acquisition date.

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

Acquisition-Related Transaction Costs

The Company incurred $7.4 million of transaction costs directly related to the acquisitions of Sunrise, Niagara Natural and Citrusource. These costs have been expensed as incurred and are included in other expense, net on the statement of operations for the year ended January 2, 2016.

Revenue and Earnings

Revenues of Sunrise, Niagara Natural and Citrusource for the periods from the respective acquisition dates to January 2, 2016 were $83.6 million, in the aggregate, and earnings, net of income taxes, were approximately $1.0 million, in the aggregate, which included the effects of the acquisition accounting adjustments.

SUNOPTA INC.	F-19	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Unaudited Pro Forma Consolidated Results of Operations

The following table presents unaudited pro forma consolidated results of operations for years ended January 2, 2016 and January 3, 2015, as if the acquisitions of Sunrise, Niagara Natural and Citrusource had occurred as of December 29, 2013.

	January 2, 2016	January 3, 2015
	$	$
Pro forma revenues	1,391,637	1,385,473
Pro forma loss attributable to SunOpta Inc.	(24,337)	(1,448)
Pro forma loss per share:
Basic	(0.29)	(0.02)
Diluted	(0.29)	(0.02)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on historical financial information of the Company, Sunrise, Niagara Natural and Citrusource. Except to the extent realized, the unaudited pro forma information does not reflect any operating synergies or other benefits that the Company may achieve as a result of these acquisitions, or the costs that may be necessary to achieve these operating synergies and other benefits. The unaudited pro forma information reflects primarily the following adjustments:

•	elimination of historical intangible asset amortization expense of Sunrise;

•	additional amortization expense related to the fair value of the identifiable intangible assets acquired;

•	additional depreciation expense related to fair value adjustments to property, plant and equipment acquired;

•

additional interest expense associated with the debt financing obtained by the Company in connection with the Sunrise Acquisition, including the amortization of debt issuance costs incurred and expected to be incurred over the estimated term of the financing;

•

additional interest costs associated with an increase in borrowings under the Company’s North American credit facilities to fund a portion of the Sunrise Acquisition, and to fund the Niagara Natural and Citrusource upfront payments;

•

exclusion from unaudited pro forma earnings for the year ended January 2, 2016 of acquisition-related transaction costs incurred by Sunrise and stock-based compensation costs recognized by Sunrise on the acceleration of vesting of stock options upon the consummation of the Sunrise Acquisition as these costs have been included as a component of the purchase price for Sunrise;

•

exclusion from unaudited pro forma earnings for the year ended January 2, 2016 of the acquisition accounting adjustment related to Sunrise’s inventory that was sold subsequent to the acquisition date of $4.0 million and the exclusion of $7.4 million of transaction costs related to the acquisitions of Sunrise, Niagara Naturals and Citrusource, and the inclusion of those costs in unaudited pro forma earnings for the year ended January 3, 2015; and

•	consequential tax effects of the preceding adjustments.

In addition, the unaudited pro forma basic and diluted loss per share is based on the basic and diluted weighted-average number of common shares outstanding of the Company after giving effect to the issuance of 16,670,000 common shares in connection with the financing of the Sunrise Acquisition (see note 12), as if the share issuance had occurred on December 29, 2013.

The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the acquisitions of Sunrise, Niagara Natural and Citrusource been completed on December 29, 2013. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company.

SUNOPTA INC.	F-20	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

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

3. Investment in Joint Venture

On May 2, 2015, the Company paid $0.7 million in cash to increase its ownership position in Selet Hulling PLC (“Selet”) from 35% to 76%. Selet is a joint venture located in Ethiopia focused on the sourcing and supply of organic sesame. Prior to its acquisition of a controlling interest in Selet, the Company consolidated Selet as a variable interest entity. As a result of its increased ownership in Selet, the Company obtained full management control of the operation. The increase in the Company’s ownership position was accounted for as an equity transaction, with the difference between the cash consideration paid and the amount by which the non-controlling interest related to Selet was adjusted being recognized in additional paid-in capital.

SUNOPTA INC.	F-21	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

4. Discontinued Operations

Opta Minerals Inc.

On February 12, 2016, Opta Minerals entered into a definitive acquisition agreement, pursuant to which an affiliate of Speyside Equity Fund I LP, agreed to acquire substantially all the shares of Opta Minerals. The acquisition agreement has been approved by Opta Minerals’ Boards of Directors, which has recommended that Opta Minerals’ shareholders approve the transaction. Also on February 12, 2016, the Company entered into a support agreement pursuant to which it has irrevocably agreed to vote all of its Opta Minerals’ shares in favor of the transaction. The Company expects to receive aggregate proceeds of approximately $4.5 million (C$6.2 million), of which approximately $3.0 million (C$4.2 million) is cash, with the remainder in the form of a subordinated promissory note bearing interest at 2.0% that will mature 30 months following the close of the transaction. Closing of the transaction is subject to receipt of all necessary shareholder approvals and other customary conditions. The sale of Company’s equity interest in Opta Minerals is consistent with its objective of divesting its non-core assets in order to become a pure-play healthy and organic foods company. The Company does not expect to have any significant continuing involvement with Opta Minerals after the closing date.

As at January 2, 2016, the Company determined that Opta Minerals qualified for reporting as a discontinued operation held for sale. The Company recognized a loss on classification as held for sale of $10.5 million, or $7.7 million net of non-controlling interest, to write down the carrying value of Opta Minerals’ net assets to fair value less cost to sell based on the expected proceeds on sale of approximately $4.5 million. The net assets and liabilities of Opta Minerals have been reclassified and reported as held for sale on the consolidated balance sheets as at January 2, 2016 and January 3, 2015. The following table reconciles the major classes of assets and liabilities of Opta Minerals to the amounts reported as held for sale:

	January 2,	January 3,
	2016	2015
	$	$
Cash and cash equivalents	1,707	2,170
Accounts receivable	14,676	18,926
Inventories	25,869	34,486
Property, plant and equipment	16,019	22,428
Intangible assets	13,194	26,885
Other assets	3,380	5,110
Loss recognized on classification as held for sale	(10,515)	-
Total assets held for sale	64,330	110,005

Bank indebtedness	12,107	12,953
Accounts payable and accrued liabilities	9,634	17,573
Long-term debt	25,858	35,274
Other liabilities	4,887	4,861
Total liabilities held for sale	52,486	70,661

Fiber and Starch Business

On December 22, 2014, the Company completed the sale of the Fiber Business for $37.5 million, subject to certain closing adjustments. The Fiber Business included five facilities located in Louisville, Kentucky, Cedar Rapids, Iowa, Cambridge, Minnesota, Fosston, Minnesota, and Galesburg, Illinois. The Fiber Business was formerly part of the former Value Added Ingredients operating segment. The Company continues to operate both its integrated grain- and fruit-based ingredient businesses, which were not part of the sale, and which previously formed the remainder of the former Value Added Ingredients operating segment.

SUNOPTA INC.	F-22	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

For the year ended January 3, 2015, the Company recognized the following gain on sale of the Fiber Business in discontinued operations:

$
Cash consideration	37,500
Transaction and related costs	(637)
Net proceeds	36,863

Current assets	12,139
Property, plant and equipment	13,045
Goodwill	12,030
Current liabilities	(3,239)
Net assets sold	33,975

Pre-tax gain on sale	2,888
Provision for income taxes	(990)
Gain on sale of discontinued operations, net of income taxes	1,898

Major Components of Operating Results Reported in Discontinued Operations

The following reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statements of operations:

			December 28,
	January 2, 2016	January 3, 2015	2013
	$	$	$
Revenues	113,805	180,793	183,269
Cost of goods sold	(99,256)	(154,629)	(153,819)
Selling, general and administrative expenses	(11,170)	(19,108)	(20,577)
Intangible asset amortization	(1,987)	(2,236)	(2,551)
Goodwill impairment	-	(10,975)	(3,552)
Other expense, net(1)	(15,097)	(4,801)	(1,593)
Foreign exchange gain (loss)	717	(1,216)	1,183
Interest expense	(4,389)	(3,821)	(3,644)
Loss before income taxes	(17,377)	(15,993)	(1,284)
Loss on classification as held for sale before income taxes	(10,515)	-	-
Gain on sale before income taxes	-	2,888	-
Total pre-tax loss from discontinued operations	(27,892)	(13,105)	(1,284)
Recovery of (provision for) income taxes	(402)	2,000	853
Loss from discontinued operations	(28,294)	(11,105)	(431)
Loss from discontinued operations attributable to non-controlling interest	8,819	4,911	303
Loss from discontinued operations attributable to SunOpta Inc.	(19,475)	(6,194)	(128)

(1)

For the years ended January 2, 2016, January 3, 2015 and December 28, 2013, includes charges related to the impairment of long-lived assets of Opta Minerals of $12.4 million, $3.8 million and $0.3 million, respectively.

SUNOPTA INC.	F-23	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as at January 2, 2016 and January 3, 2015:

		January 2, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	748	-	748	-
	Unrealized long-term derivative asset	21	-	21	-
	Unrealized short-term derivative liability	(1,417)	(10)	(1,407)	-
	Unrealized long-term derivative liability	(36)	-	(36)	-
(b)	Inventories carried at market(2)	5,945	-	5,945	-
(c)	Forward foreign currency contracts(3)	311	-	311	-
(d)	Contingent consideration(4)	(21,010)	-	-	(21,010)
(e)	Embedded derivative(5)	3,409	-	-	3,409

		January 3, 2015
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	2,450	44	2,406	-
	Unrealized long-term derivative asset	50	-	50	-
	Unrealized short-term derivative liability	(2,951)	-	(2,951)	-
	Unrealized long-term derivative liability	(90)	-	(90)	-
(b)	Inventories carried at market(2)	7,713	-	7,713	-
(c)	Forward foreign currency contracts(3)	1,026	-	1,026	-
(e)	Embedded derivative(5)	3,409	-	-	3,409

(1)

Unrealized short-term derivative asset is included in prepaid expenses and other current assets, unrealized long-term derivative asset is included in other assets, unrealized short-term derivative liability is included in other current liabilities and unrealized long-term derivative liability is included in long-term liabilities on the consolidated balance sheets.

(2)	Inventories carried at market are included in inventories on the consolidated balance sheets.

(3)	The forward foreign currency contracts are included in accounts receivable on the consolidated balance sheets.

(4)	Contingent consideration obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.

(5)	The embedded derivative is included in other long term assets on the consolidated balance sheets.

(a)	Commodity futures and forward contracts

The Company’s derivative contracts that are measured at fair value include exchange-traded commodity futures and forward commodity purchase and sale contracts. Exchange-traded futures are valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Fair values for forward commodity purchase and sale contracts are estimated based on exchange-quoted prices adjusted for differences in local markets. Local market adjustments use observable inputs or market transactions for similar assets or liabilities, and, as a result, are classified as level 2. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view non-performance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.

SUNOPTA INC.	F-24	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the year ended January 2, 2016, the Company recognized a loss of $0.1 million (January 3, 2015 – loss of $0.2 million; December 28, 2013 – gain of $2.0 million) related to changes in the fair value of these derivatives.

As at January 2, 2016, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	671	460
Forward commodity sale contracts	(605)	(681)
Commodity futures contracts	(295)	(210)

In addition, as at January 2, 2016, the Company had open forward contracts to sell 144 lots of cocoa and 13 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the CBoT. Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at January 2, 2016, the Company had 216,180 bushels of commodity corn and 399,985 bushels of commodity soybeans in inventories carried at market.

(c)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at January 2, 2016 the Company had open forward foreign exchange contracts with a notional value of €28.4 million ($31.3 million). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the year ended January 2, 2016, the Company recognized a loss of $0.7 million (January 3, 2015 – gain of $1.4 million; December 28, 2013 – loss of $0.1 million) related to changes in the fair value of these derivatives.

(d)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. The following table presents a reconciliation of contingent consideration obligations for the years ended January 2, 2016 and January 3, 2015:

SUNOPTA INC.	F-25	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 2, 2016	January 3, 2015
	$	$
Balance, beginning of year	-	(2,173)
Issuances(1)	(20,330)	-
Fair value adjustment(2)	(884)	1,373
Payments(3)	204	800
Balance, end of year	(21,010)	-

(1)	For the year ended January 2, 2016, reflects the fair value of the Citrusource and Niagara Natural contingent consideration arrangements as measured at the respective acquisition dates (see note 2).

(2)

For the year ended January 2, 2016, reflects accretion for the time value of money related to the Citrusource and Niagara Natural obligations. In addition, includes contractual amount owing to former shareholders of OLC for their share of a government subsidy obtained in 2015. For the year ended January 3, 2015, reflects settlement of remaining earn-out related to the acquisition of Edner of Nevada, Inc. (“Edner”), which occurred on December 14, 2010. Fair value adjustments are included in other income/expense (see note 14).

(3)

For the year ended January 2, 2016, reflects payment to one of the former shareholders of OLC. For the year ended January 3, 2015, reflects payment made in connection with the settlement of remaining earn-out related to the acquisition of Edner.

(e)	Embedded derivative

On August 5, 2011 and August 29, 2014, the Company invested $0.5 million and $0.9 million, respectively, in convertible subordinated notes issued by Enchi, of which $0.2 million principal amount remained outstanding as at January 2, 2016. In addition, the Company’s investment in these notes includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5.1 million. As at January 2, 2016 and January 3, 2015, the Company determined that the fair value of this embedded derivative was $3.4 million. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. As at January 2, 2016, there was no significant change to the expectations related to the royalty rights that would impact the fair value of the embedded derivative.

6. Accounts Receivable

	January 2, 2016	January 3, 2015
	$	$
Trade receivables	119,904	108,200
Allowance for doubtful accounts	(2,492)	(1,230)
	117,412	106,970

The change in the allowance for doubtful accounts provision for the years ended January 2, 2016 and January 3, 2015 is comprised as follows:

	January 2, 2016	January 3, 2015
	$	$
Balance, beginning of year	1,230	1,423
Net additions to provision	2,008	714
Reserves from acquired businesses	226	-
Accounts receivable written off, net of recoveries	(947)	(894)
Effects of foreign exchange rate differences	(25)	(13)
Balance, end of year	2,492	1,230

SUNOPTA INC.	F-26	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

7. Inventories

	January 2, 2016	January 3, 2015
	$	$
Raw materials and work-in-process	276,434	173,227
Finished goods	87,215	47,621
Company-owned grain	14,348	15,066
Inventory reserve	(6,774)	(6,144)
	371,223	229,770

For the year ended January 2, 2016, the increase in inventories was primarily driven by the Sunrise Acquisition, including the acquisition related adjustment of $19.0 million, net of the amount recognized in cost of goods sold of $4.0 million for inventory sold during the fourth quarter of 2015 (see note 2).

The change in the inventory reserve for the years ended January 2, 2016 and January 3, 2015 is comprised as follows:

	January 2, 2016	January 3, 2015
	$	$
Balance, beginning of year	6,144	4,723
Additions to reserve during the year	7,186	11,461
Reserves applied and inventories written off during the year	(6,461)	(9,953)
Effect of foreign exchange rate differences	(95)	(87)
Balance, end of year	6,774	6,144

8. Property, Plant and Equipment

	January 2, 2016
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,249	-	7,249
Buildings	72,031	17,078	54,953
Machinery and equipment	167,556	65,413	102,143
Enterprise software	8,084	2,225	5,859
Office furniture and equipment	10,427	5,603	4,824
Vehicles	3,316	1,831	1,485
	268,663	92,150	176,513

SUNOPTA INC.	F-27	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 3, 2015
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	1,582	-	1,582
Buildings	51,133	14,914	36,219
Machinery and equipment	126,520	59,366	67,154
Enterprise software	8,845	6,057	2,788
Office furniture and equipment	9,157	5,434	3,723
Vehicles	2,905	1,879	1,026
	200,142	87,650	112,492

For the year ended January 2, 2016, the increase in the cost of property, plant and equipment was primarily driven by the Sunrise Acquisition (see note 2).

Included in machinery and equipment as at January 2, 2016 was $12.1 million (January 3, 2015 – $9.8 million) representing construction in process assets which were not being depreciated as they had not yet reached the stage of commercial viability. Also included in machinery and equipment as at January 2, 2016 was equipment under capital leases with a cost of $12.2 million (January 3, 2015 – $6.0 million) and a net book value of $10.5 million (January 3, 2015 – $5.4 million). In addition, machinery and equipment includes $5.1 million as at January 2, 2016 (January 3, 2015 – $3.6 million) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expense on the consolidated statements of operations related to property, plant and equipment for the year ended January 2, 2016 was $16.1 million (January 3, 2015 – $13.6 million; December 28, 2013 – $12.1 million).

9. Goodwill and Intangible Assets

	January 2, 2016	January 3, 2015
	$	$
Goodwill	241,690	29,082
Intangible assets with a finite life at cost, less accumulated amortization of $20,156 (January 3, 2015 - $15,565)	195,008	13,755

The following is a summary of changes in goodwill:

$
Balance at December 28, 2013	30,668
Impact of foreign exchange and other	(1,586)
Balance at January 3, 2015	29,082
Acquisitions (see note 2)	213,481
Impact of foreign exchange and other	(873)
Balance at January 2, 2016	241,690

For the years ended January 2, 2016, January 3, 2015 and December 28, 2013, the Company performed its annual test for goodwill impairment related to the reporting units of SunOpta in the fourth quarter of each fiscal year. Based on the results of the quantitative tests performed, the Company determined that none of the goodwill associated with the reporting units was impaired in any of those fiscal years.

SUNOPTA INC.	F-28	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following is a summary of changes in intangible assets:

	Customer and other	Patents and
	relationships	trademarks	Other	Total
	$	$	$	$
Balance at December 28, 2013	15,962	320	-	16,282
Amortization	(1,967)	(69)	-	(2,036)
Impact of foreign exchange	(491)	-	-	(491)
Balance at January 3, 2015	13,504	251	-	13,755
Acquisitions (see note 2)	186,251	-	208	186,459
Amortization	(4,867)	(68)	(16)	(4,951)
Impact of foreign exchange	(255)	-	-	(255)
Balance at January 2, 2016	194,633	183	192	195,008

The Company estimates that the aggregate future amortization expense associated with finite-life intangible assets in each of the next five fiscal years and thereafter will be as follows:

$
2016	11,531
2017	11,406
2018	11,385
2019	11,052
2020	10,524
Thereafter	139,110
195,008

10. Accounts Payable and Accrued Liabilities

	January 2, 2016	January 3, 2015
	$	$
Accounts payable	110,847	74,823
Payroll and commissions	12,302	13,551
Accrued grain liabilities	17,122	13,899
Other accruals	11,560	8,594
	151,831	110,867

For the year ended January 2, 2016, the increase in accounts payable was primarily driven by the Sunrise Acquisition (see note 2).

SUNOPTA INC.	F-29	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Bank Indebtedness and Long-Term Debt

	January 2, 2016	January 3, 2015
	$	$
Bank indebtedness:
North American credit facilities(1)	70,563	6,263
European credit facilities(2)	87,419	69,869
Bulgarian credit facility(3)	1,791	2,322
	159,773	78,454

Long-term debt:
Second lien loan, net of unamortized debt issuance costs of $7,757(4)	312,243	-
Capital lease obligations(5)	9,245	4,325
Other	1,507	256
	322,995	4,581
Less: current portion	1,773	1,042
	321,222	3,539

On February 11, 2016, the Company entered into a new five-year credit agreement for a senior secured asset-based revolving credit facility (see note 22), which replaces the North American and European credit facilities described below under (1) and (2).

(1)	North American credit facilities

The syndicated North American credit facilities supported the core North American food operations of the Company.

On September 22, 2015, the Company entered into a first amending agreement to its amended and restated credit agreement dated July 27, 2012, which extended the maturity date of the North American credit facilities from July 27, 2016 to January 27, 2017. On October 9, 2015, the Company entered in a second amending agreement in connection with the Sunrise Acquisition to permit certain matters relating to the Sunrise Acquisition and the Loan Agreement (as defined under (4) below. The North American credit facilities comprised secured revolving credit facilities of C$10.0 million (or the equivalent U.S. dollar amount) and $165.0 million, as well as an additional $50.0 million in availability upon the exercise of an uncommitted accordion feature. Outstanding principal amounts under these facilities were repayable in full on the maturity date.

Interest on borrowings under the facilities accrued based on various reference rates including LIBOR, plus an applicable margin of 1.75% to 2.50%, which was set quarterly based on average borrowing availability. As at January 2, 2016, the weighted-average interest rate on the facilities was 2.45% .

The facilities were collateralized by substantially all of the assets of the Company and its subsidiaries, excluding The Organic Corporation (“TOC”) and Opta Minerals.

(2)	European credit facilities

The European credit facilities supported the international sourcing and supply operations of the Global Ingredients reportable segment.

On October 14, 2014, TOC and certain of the Company’s other subsidiaries (collectively, the “Borrowers”) entered into a multipurpose facilities agreement with a syndicate of lenders (collectively, the “Lenders”), which provided for a total of €92.5 million in financing via four main facilities: (i) an €80.0 million revolving credit facility covering working capital needs; (ii) a €5.0 million facility covering commodity hedging requirements; (iii) a €5.0 million facility designated for letters of credit; and (iv) a €2.5 million pre-settlement facility covering currency hedging requirements (collectively, the “Club Facility”).

SUNOPTA INC.	F-30	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The €80.0 million revolving credit facility was secured by the working capital of the Borrowers and replaced the former €45.0 million revolving credit facility of TOC and certain of its subsidiaries dated September 25, 2012. The Club Facility was due on demand with no set maturity date. Interest costs under the Club Facility accrued based on the aggregate of: (i) a fixed loan margin of 1.75%; and (ii) a variable rate based on LIBOR or EURIBOR plus an applicable spread as set by the Lenders on a periodic basis. As at January 2, 2016, the weighted-average interest rate on the European credit facilities was 2.10% .

(3)	Bulgarian credit facility

On April 27, 2015, a subsidiary of TOC amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4.5 million to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrued under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2016. As at January 2, 2016, the weighted-average interest rate on the Bulgarian credit facility was 2.75% .

(4)	Second Lien Loan

On October 9, 2015, SunOpta Foods Inc. (the “Borrower”), a wholly-owned subsidiary of the Company, the Company and certain subsidiaries of the Company, as guarantors (together with the Company, the “Guarantors”), entered into a Second Lien Loan Agreement (the “Loan Agreement”) with a group of lenders, pursuant to which the Company borrowed an aggregate principal amount of $330.0 million of term loans. In connection with the Loan Agreement, the Company incurred $10.8 million of debt issuance costs, which are recorded as a reduction against the principal amount of the borrowings. The net proceeds of the Loan Agreement were used to partially fund the Sunrise Acquisition. The Loan Agreement is guaranteed by the Company and all of its subsidiaries that guaranteed its North American credit facilities, and is secured on a second-priority basis by security interests on all of the Borrower’s and Guarantors’ assets that secured the Company’s North American credit facilities.

The term loans made under the Loan Agreement on October 9, 2015 (the “Initial Loans”) mature on October 9, 2016. If any Initial Loans remain outstanding on the maturity date and no bankruptcy or event of default then exists, all Initial Loans then outstanding will automatically convert into term loans (such converted loans, the “Term Loans”), which would mature on October 9, 2022. At the Company’s election, interest on the Initial Loans is initially determined by reference to either: (i) LIBOR (subject to a 1.0% per annum floor) plus an applicable margin of 6.0% per annum; or (ii) an alternate base rate specified in the Loan Agreement plus an applicable margin of 5.0% . The applicable margin increases by 0.50% at the end of each three-month period after October 9, 2015 and before October 9, 2016. In each case, the Initial Loans carry a maximum interest rate of 9.5% per annum, and any Term Loans will bear interest at 9.5% per annum. Giving effect to the amortization of the debt issuance costs, the effective interest rate on the Initial Loans is estimated to be approximately 11.2% per annum.

The Initial Loans may be voluntarily prepaid at par at any time prior to October 9, 2016 and must be prepaid at par upon the incurrence of certain indebtedness, the issuance of certain types of equity and the sale of certain assets. As at January 2, 2016, the Company had repaid $10.0 million principal amount of the Initial Loans.

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

SUNOPTA INC.	F-31	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(5)	Capital lease obligations

The Company leases certain equipment under capital lease agreements. The cost and accumulated depreciation of assets under capital lease are included in machinery and equipment.

Principal repayments of long-term debt are as follows:

$
2016	1,773
2017	2,429
2018	3,824
2019	1,837
2020	889
Thereafter	320,000
Total gross repayments	330,752
Unamortized debt issuance costs	(7,757)
322,995

Interest expense (including standby fees and the amortization of debt issuance costs) and interest income are as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
	$	$	$
Interest expense	9,853	3,717	4,052
Amortization of debt issuance costs	5,895	375	350
Interest income	(79)	(149)	(186)
Interest expense, net	15,669	3,943	4,216

12. Common Shares

The Company is authorized to issue an unlimited number of common shares without par value and an unlimited number of special shares without par value (of which none are outstanding).

On September 30, 2015, the Company completed a registered offering of 16,670,000 of its common shares, no par value, at a price of $6.00 per share, for aggregate gross proceeds of $100.0 million (the “Equity Offering”). Underwriting and other issuance costs of $4.4 million incurred in connection with the issuance of these new common shares have been reflected as a reduction to the gross proceeds from the Equity Offering, net of income taxes of $1.6 million. The net proceeds from the Equity Offering were used by the Company to fund a portion of the purchase price of the Sunrise Acquisition (see note 2).

13. Stock-Based Compensation

Stock Incentive Plan

On May 28, 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) to selected employees and directors of the Company. As at January 2, 2016, 1,162,664 securities remained available for issuance under the 2013 Plan.

SUNOPTA INC.	F-32	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Stock Options

Stock options granted in the years ended January 2, 2016 and January 3, 2015, vest ratably on each of the first through fifth anniversaries of the grant date and expire on the tenth anniversary of the grant date. Options granted prior to January 1, 2012 generally vest ratably on each of the first through fifth anniversaries from the date of grant and expire on the sixth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees or directors on exercise of stock options or purchase of stock is credited to capital stock.

Details of stock option activity for the year ended January 2, 2016 are as follows:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at beginning of year	3,624,648	$6.61
Granted	754,696	8.41
Exercised	(750,917)	4.42
Forfeited or expired	(146,035)	8.29
Outstanding at end of year	3,482,392	$7.42	7.0	$2,162
Exercisable at end of year	1,396,039	$6.55	5.1	$1,168

The weighted-average grant-date fair values of all stock options granted in the years ended January 2, 2016, January 3, 2015 and December 28, 2013 were $4.37, $6.93 and $4.44, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted in those years were as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
Dividend yield(1)	0%	0%	0%
Expected volatility(2)	50.1%	61.3%	63.1%
Risk-free interest rate(3)	1.9%	2.2%	1.3%
Expected life of options (years)(4)	6.5	6.5	6.5

(1)	Determined based on expected annual dividend yield at the time of grant.

(2)	Determined based on historical volatility of the Company’s common shares over the expected life of the option.

(3)	Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.

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

SUNOPTA INC.	F-33	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Details of stock options outstanding as at January 2, 2016 are as follows:

			Vested	Weighted-	Total	Weighted-
	Exercise price range		outstanding	average price	outstanding	average price
Expiry date	Low	High	options	(vested)	options	(total)
2016	$4.45	$5.62	176,600	$4.55	176,600	$4.55
2017	4.99	7.72	395,000	7.02	515,050	7.03
2022	5.14	5.73	484,500	5.57	914,900	5.56
2023	7.09	8.23	264,400	7.51	764,350	7.49
2024	9.70	13.86	75,539	11.63	376,296	11.64
2025	5.26	11.55	-	-	735,196	8.45
			1,396,039	$6.55	3,482,392	$7.42

Earnings from continuing operations for the year ended January 2, 2016 included $4.4 million (January 3, 2015 – $3.9 million; December 28, 2013 – $2.8 million) of stock compensation expense related to the Company’s stock-based compensation arrangements. In addition, the Company realized a cash tax benefit of $0.3 million (January 3, 2015 – $0.3 million; December 28, 2013 – $0.2 million) relating to options granted in prior years and exercised in the current year. Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $6.8 million as at January 2, 2016, which will be amortized over a weighted-average remaining vesting period of 2.1 years.

Restricted Stock Units and Performance Share Units

For the year ended January 2, 2016, the Company granted 64,487 RSUs and 135,120 PSUs to certain employees and directors of the Company. Each vested RSU and PSU will be settled through the issuance of common shares of the Company and are therefore treated as equity awards.

RSUs vest ratably on each of the first through third anniversaries of the grant date. The weighted average grant date fair values of all RSUs granted for the year ended January 2, 2016 was estimated to be $10.07 (January 3, 2015 – $11.41) based on the fair market value of a share of the Company’s common stock on the dates of grant. The grant-date fair value is recognized on a straight-line basis over the three-year vesting period based on the number of RSUs expected to vest.

The following table summarizes non-vested RSU activity during the year ended January 2, 2016:

		Weighted-
		average grant-
	RSUs	date fair value
Non-vested at beginning of year	67,932	$11.41
Granted	64,487	10.07
Vested	(22,646)	11.42
Forfeited or expired	(5,217)	11.30
Non-vested at end of year	104,556	$10.63

PSUs vest three years following the grant date. The number of PSUs that ultimately vest (up to a specified maximum) will be determined based on performance relative to predetermined performance measures of the Company. If the Company’s performance is below a specified performance level, no PSUs will vest. The weighted average grant date fair values of all PSUs granted for the year ended January 2, 2016 was estimated to be $10.15 (January 3, 2015 – $11.30) based on the fair market value of a share of the Company’s common stock on the dates of grant. Each reporting period, the number of PSUs that are expected to vest is re-determined and the grant-date fair value of these PSUs is amortized on a straight-line basis over the remaining vesting period less amounts previously recognized. During the year ended January 2, 2016, the Company recorded a $0.6 million reversal of compensation costs related to PSU awards that are no longer expected to vest.

SUNOPTA INC.	F-34	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes non-vested PSU activity during the year ended January 2, 2016:

		Weighted-
		average grant-
	PSUs	date fair value
Non-vested at beginning of year	97,780	$11.30
Granted	135,120	10.15
Forfeited or expired	(1,452)	11.30
Non-vested at end of year	231,448	$10.60

Total compensation costs related to non-vested RSU and PSU awards not yet recognized as an expense was $0.9 million and $0.9 million, respectively, as at January 2, 2016, which will be amortized over weighted-average remaining vesting periods of 1.5 years and 1.8 years, respectively.

CEO Succession

Effective October 1, 2015, Steven Bromley resigned as the Company’s Chief Executive Officer (“CEO”) and was succeeded by Hendrik Jacobs. Mr. Bromley served as Vice-Chair of the Company’s board of directors from October 1, 2015 until his resignation from the Company on December 31, 2015 (the “separation date”). Under the terms of his Separation Agreement dated July 6, 2015, Mr. Bromley will retain his outstanding stock options and PSUs as of the separation date for a period of up to three years following the separation date (the “separation period”), and those stock options and PSUs will continue to vest during the separation period. Any stock options unexercised at the end of the separation period will expire. As of the date of the Separation Agreement, the Company recognized incremental stock-based compensation expense of $0.9 million in other expense on the consolidated statement of operations to reflect an increase in the fair value of Mr. Bromley’s vested and unvested stock options and PSUs as a result of a modification to the terms of those awards to permit continued vesting during the separation period.

Employee Share Purchase Plan

The Company maintains an employee share purchase plan whereby employees can purchase common shares through payroll deductions. In the year ended January 2, 2016, the Company’s employees purchased 55,024 common shares (January 3, 2015 – 51,946; December 28, 2013 – 80,215) for total proceeds of $0.4 million (January 3, 2015 – $0.5 million; December 28, 2013 – $0.5 million). As at January 2, 2016, 1,256,801 common shares are remaining to be granted under this plan.

Warrants

On January 29, 2015, the Company received proceeds of $0.8 million on the exercise of warrants issued by the Company on February 5, 2010 to purchase 250,000 common shares at an exercise price of $3.25 per share, and, on June 4, 2015, the Company received proceeds of $3.1 million on the exercise of warrants issued by the Company on June 11, 2010 to purchase 600,000 common shares at an exercise price of $5.11 per share.

SUNOPTA INC.	F-35	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

14. Other Expense, Net

The components of other expense (income) are as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
	$	$	$

Business development costs(1)	7,767	261	181
Severance and rationalization costs(2)	2,936	312	228
Fair value of contingent consideration (see note 5)	884	(1,373)	-
Loss (gain) on disposal of assets(3)	251	(1,386)	250
Product recall(4)	-	-	5,214
Other	313	(34)	(418)
	12,151	(2,220)	5,455

(1)	Business development costs

Business development costs represent external professional and consulting fees, and other costs incurred in connection with the review of strategic opportunities to acquire or divest of businesses or assets. For the year ended January 2, 2016, these costs were primarily incurred in connection with the Sunrise Acquisition (see note 2).

(2)	Severance and rationalization costs

For the year ended January 2, 2016, employee severance costs included contractual severance benefits of $1.2 million and previously unrecognized stock-based compensation expense of $0.9 million (see note 12) recognized in connection with the resignation of Steven Bromley as the Company’s CEO effective October 1, 2015.

For the year ended January 3, 2015, employee severance costs included costs incurred by the Company in connection with the closure and sale of certain of its sunflower facilities.

(3)	Loss (gain) on sale of assets

For the year ended January 3, 2015, the Company recognized a gain of $1.0 million on the sale of certain of its sunflower facilities for cash consideration of $5.7 million.

(4)	Product recall

For the year ended December 28, 2013, the Company recorded a provision for the expected loss associated with a voluntary product recall initiated by a customer in November 2013, which related to certain pouch products processed and packaged at the Company’s Allentown, Pennsylvania facility (see note 20). As at January 3, 2015 and December 28, 2013, no amount of this provision had been utilized.

15. Impairment Loss on Investment

For the years ended January 3, 2015, and December 28, 2013, the Company recorded other-than-temporary impairment losses of $8.4 million and $21.5 million, respectively, on the consolidated statements of operations to write down the carrying value of its investment in equity and debt securities of Enchi.

On October 31, 2014, Enchi completed the sale of its yeast business in exchange for cash and certain royalty rights based on future sales of the yeast products by the purchaser. As a consequence of this sale, the Company estimated that its investment in equity securities of Enchi was fully impaired and that the impairment was other-than-temporary. As a result, the Company recorded an impairment loss on investment of $11.9 million on the statement of operations in 2014, to write off the remaining carrying value of its equity investment. The Company also estimated that the fair value of its $1.4 million investment in convertible subordinated notes of Enchi was $4.8 million, including the value ascribed to the accelerated payment option embedded in the notes (see note 5). As a result, the Company recognized a gain on its investment in debt securities of Enchi of $3.4 million in 2014, which was recorded as a net amount against the impairment loss on investment on the statement of operations. In 2013, the Company concluded that the original $33.3 million carrying value of its investment in equity securities of Enchi was impaired and that the impairment was other-than-temporary. As a result, the Company recorded an other-than-temporary impairment loss of $21.5 million in 2013, to write down the carrying value of its equity investment from $33.3 million to $11.9 million.

SUNOPTA INC.	F-36	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

16. Income Taxes

The provision for income taxes from continuing operations differs from the amount that would have resulted by applying the combined Canadian federal and provincial statutory income tax rate to earnings before income taxes due to the following:

	January 2, 2016	January 3, 2015	December 28, 2013
	$	$	$
Income tax provision (recovery) at combined statutory rate	(1,728)	8,356	(42)

Income (decrease) by the effects of:
Foreign tax rate differential	(3,097)	3,570	2,996
Change in unrecognized tax benefits	(855)	(335)	153
Impact of changes in enacted tax rates	(208)	(161)	29
Change in valuation allowance	4,015	1,082	2,990
Impairment loss on investment	(4,029)	1,122	2,799
Impact of non-deductible acquisition expenses	910	-	-
Impact of other foreign non-deductible expenses	1,190	-	-
Benefits of losses and credits not previously recognized	-	(621)	-
U.S. domestic manufacturing deduction	-	(906)	-
Benefits of intercompany financing structures	-	-	(204)
Other	412	(64)	(298)
Provision for income taxes	(3,390)	12,043	8,423

The components of earnings (loss) from continuing operations before income taxes are shown below:

	January 2, 2016	January 3, 2015	December 28, 2013
	$	$	$
Canada	6,038	(4,400)	(14,881)
U.S.	(20,028)	31,469	13,112
Other	7,468	4,464	1,609
	(6,522)	31,533	(160)

SUNOPTA INC.	F-37	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of the provision for (recovery of) income taxes are shown below:

	January 2, 2016		January 3, 2015		December 28, 2013
	$	$	$	$	$
Current income tax provision (recovery):
Canada	-		-		400
U.S.	(1,982)		14,626		5,175
Other	2,300		1,064		(191)
	318		15,690		5,384

Deferred income tax provision (recovery):
Canada	2,484		2,741		2,583
U.S.	(5,971)		(6,397)		1,000
Other	(221)		9		(544)
	(3,708)		(3,647)		3,039
Provision for income taxes	(3,390)		12,043		8,423

Deferred income taxes of the Company are comprised of the following:

	January 2, 2016	January 3, 2015
	$	$
Differences in property, plant and equipment and intangible assets	(91,368)	(13,861)
Capital and non-capital losses	22,077	6,257
Tax benefit of scientific research expenditures	(170)	2,283
Tax benefit of costs incurred during share issuances	1,259	-
Inventory basis differences	(1,712)	4,270
Other accrued reserves	5,895	2,544
	(64,019)	1,493
Less: valuation allowance	9,347	5,332
Net deferred income tax liability	(73,366)	(3,839)

For the year ended January 2, 2016, the increase in the net deferred income tax liability was primarily driven by the Sunrise Acquisition (see note 2).

The components of the deferred income tax asset (liability) are shown below:

	January 2, 2016	January 3, 2015
	$	$
Canada	958	1,841
U.S.	(73,244)	(4,766)
Other	(1,080)	(914)
	(73,366)	(3,839)

SUNOPTA INC.	F-38	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of the deferred income tax valuation allowance are as follows:

	January 2, 2016	January 3, 2015
	$	$
Balance, beginning of year	5,332	4,280
Increase in valuation allowance	4,015	1,082
Adjustments to valuation allowance as a result of acquisitions and foreign exchange	-	(30)
Balance, end of year	9,347	5,332

The Company has approximately nil (January 3, 2015 - $4.5 million) in Canadian scientific expenditures, which can be carried forward indefinitely to reduce future years’ taxable income. The Company also has approximately $0.1 million and $0.3 million (January 3, 2015 – $0.7 million and $0.3 million) in Canadian and U.S. scientific research investment tax credits and $0.7 million (January 3, 2015 - $0.7 million) in Massachusetts research and development tax credits, which will expire in varying amounts up to 2029.

The Company has U.S. federal non-capital loss carry-forwards of approximately $29.7 million, respectively, as at January 2, 2016 (January 3, 2015 - $1.5 million, respectively). The Company also has state loss carry-forwards of approximately $10.2 million as at January 2, 2016 (January 3, 2015 - $8.1 million). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to the U.S. expire in varying amounts over the next 20 years.

The Company has Canadian capital losses of approximately $0.1 million as at January 2, 2016 (January 3, 2015 - $0.1 million) for which a full valuation allowance exists. These amounts are available to reduce future capital gains and do not expire.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, a valuation allowance of $9.3 million (January 3, 2015 - $5.3 million) has been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

Undistributed earnings of the Company’s non-Canadian affiliates and associated companies are considered to be indefinitely reinvested; accordingly, no provision for deferred taxes has been provided thereon.

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

	January 2, 2016	January 3, 2015
	$	$
Balance, beginning of year	2,575	2,910
Reductions in tax positions of prior years	(855)	(553)
Additions in tax positions related to the current year	-	218
Balance, end of year	1,720	2,575

The Company’s unrecognized tax benefits largely include a possible reduction to prior year losses for U.S. exposures relating to the deductibility of certain interest amount accrued. The Company estimates approximately $1.3 million of the above unrecognized tax benefits will be realized during the next 12 months.

SUNOPTA INC.	F-39	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations, and with the related liability on the consolidated balance sheets. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada (including Ontario) the U.S. (including multiple states), and the Netherlands. The Company’s 2007 through 2014 tax years (and any tax year for which available non-capital loss carry-forwards were generated up to the amount of non-capital loss carry-forward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and the 2007 through 2014 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company’s consolidated financial statements.

17. Earnings (Loss) Per Share

Earnings (loss) per share were calculated as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
Earnings (loss) from continuing operations attributable to SunOpta Inc.	$(2,996)	$19,295	$(8,396)
Loss from discontinued operations attributable to SunOpta Inc.	(19,475)	(6,194)	(128)
Earnings (loss) attributable to SunOpta Inc.	$(22,471)	$13,101	$(8,524)

Basic weighted-average number of shares outstanding	72,408,318	66,835,201	66,288,147
Dilutive potential of the following:
Employee/director stock options	54,316	1,007,596	1,165,133
Warrants	-	527,850	378,845
Diluted weighted-average number of shares outstanding	72,462,634	68,370,647	67,832,125

Earnings (loss) per share - basic:
- from continuing operations	$(0.04)	$0.29	$(0.13)
- from discontinued operations	(0.27)	(0.09)	-
	$(0.31)	$0.20	$(0.13)

Earnings (loss) per share - diluted:
- from continuing operations	$(0.04)	$0.28	$(0.13)
- from discontinued operations	(0.27)	(0.09)	-
	$(0.31)	$0.19	$(0.13)

For the years ended January 2, 2016, January 3, 2015 and December 28, 2013, options to purchase 856,492, 63,000 and nil common shares, respectively, have been excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

For the years ended January 2, 2016 and December 28, 2013 all potential dilutive common shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.

SUNOPTA INC.	F-40	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

18. Supplemental Cash Flow Information

	January 2, 2016	January 3, 2015	December 28, 2013
	$	$	$
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	17,404	(17,881)	(755)
Inventories	(25,732)	(10,380)	(9,070)
Income tax recoverable	(9,782)	3,735	(4,760)
Prepaid expenses and other current assets	(2,044)	(2,152)	2,163
Accounts payable and accrued liabilities	15,242	1,842	7,037
Customer and other deposits	1,227	518	(1,157)
	(3,685)	(24,318)	(6,542)

Cash paid for:
Interest	10,496	3,725	3,845
Income taxes	10,526	12,351	8,539

19. Related Party Transactions and Balance

The following table summarizes related party transactions and balance not disclosed elsewhere in these consolidated financial statements:

	January 2, 2016	January 3, 2015	December 28, 2013
	$	$	$
Transactions:
Sales of agronomy products(1)	906	276	412
Purchases of fruits, grains and seeds(1)	2,340	1,106	4,447
Sales of coffee beans(2)	1,395	1,274	879
Rent paid(3)	1,002	396	475
Payments under consulting contract(4)	150	275	-
Balance:
Amount due under retiring allowance agreement(5)	93	114	163

(1)

Represents sales of agronomy products to employees and a former director at market prices and purchases of fruits, grains and seeds at market prices from employees and directors, which are included in revenues and cost of goods sold, respectively, on the consolidated statements of operations.

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

(4)

Represents amount paid to a former executive officer of the Company, who remained a member of the board of directors until May 2015, under a three-year consulting contract, commencing in 2014. This contract provides for total yearly compensation of up to $0.3 million in year one; $0.2 million in year two; and $0.1 million in year three. These payments are included in selling, general and administrative expenses on the consolidated statements of operations.

(5)

Represents the amount owed under a retiring allowance agreement with Jeremy Kendall, the Company’s former CEO, who remains a member of the board of directors. This agreement provides for annual consulting fees to be paid until 2020, regardless of whether the former CEO continues to provide services to the Company. The remaining amount due is included in long-term liabilities on the consolidated balance sheets.

SUNOPTA INC.	F-41	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

20. Commitments and contingencies

Plum Dispute

Plum, PBC, a Delaware public benefit corporation (“Plum”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing processes, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America (“CPNA”) as a Defendant. SGOI has asserted counterclaims against Plum, cross-claims against CPNA and third-party claims against Gualapack S.p.A, Hosokawa Yoko, Co., Secure HY Packaging Co., Ltd. and CDF Corporation. CPNA has asserted cross-claims against SGOI. Plum alleges it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleges that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum is seeking unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees. The Company disputes the allegations made by Plum against SGOI and intends to vigorously defend itself against these claims; however, the Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

Employment Matter

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

SUNOPTA INC.	F-42	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Grain Held for Others

As at January 2, 2016, the Company held grain for the benefit of others in the amount of $1.7 million (January 3, 2015 – $1.9 million). The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

Letters of Credit

The Company has outstanding letters of credit at January 2, 2016 totaling $4.2 million (January 3, 2015 – $4.5 million).

Real Property Lease Commitments

The Company has entered into various leasing arrangements, which have fixed monthly rents that are adjusted annually each year for inflation.

Minimum commitments under operating leases, principally for processing facilities, warehouse and distribution facilities, and equipment for the next five fiscal years and thereafter are as follows:

$
2016	26,595
2017	25,028
2018	21,897
2019	17,117
2020	13,577
Thereafter	18,449
122,663

In the years ended January 2, 2016, January 3, 2015 and December 28, 2013, net minimum rents, including contingent rents and sublease rental income, were $21.6 million, $15.0 million and $11.7 million, respectively.

21. Segmented Information

In connection with the definitive agreement for the sale of Opta Minerals, the Company has recognized Opta Minerals as a discontinued operation held for sale as at January 2, 2016 (see notes 1 and 4). Prior to being recognized as a discontinued operation, Opta Minerals was reported as a standalone operating segment within the Company. With the recognition of Opta Minerals as a discontinued operation, the composition of the Company’s remaining reportable segments is as follows:

•	Global Ingredients aggregates our North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.

•	Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages include aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and fruit ingredients. Healthy Snacks includes fruit snacks; nutritional and protein bars; and re-sealable pouch products.

SUNOPTA INC.	F-43	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In addition, Corporate Services provides a variety of management, financial, information technology, treasury and administration services to each of the SunOpta Foods operating segments from the Company’s headquarters in Mississauga, Ontario and administrative office in Edina, Minnesota.

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

Segment Revenues and Operating Income

Reportable segment operating results for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 were as follows:

				January 2, 2016
	Global	Consumer
	Ingredients	Products		Consolidated
	$	$	$	$
Segment revenues from external customers	610,890	534,244		1,145,134
Segment operating income	28,184	3,208		31,392
Corporate Services				(10,094)
Other expense, net (see note 14)				(12,151)
Interest expense, net				(15,669)
Loss from continuing operations before income taxes				(6,522)

			January 3, 2015
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	619,066	483,679	1,102,745
Segment operating income	26,274	27,872	54,146
Corporate Services			(12,449)
Other income, net (see note 14)			2,220
Interest expense, net			(3,943)
Impairment loss on investment (see note 15)			(8,441)
Earnings from continuing operations before income taxes			31,533

		December 28, 2013
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	571,347	427,313	998,660
Segment operating income	10,882	29,582	40,464
Corporate Services			(9,458)
Other expense, net (see note 14)			(5,455)
Interest expense, net			(4,216)
Impairment loss on investment (see note 15)			(21,495)
Loss from continuing operations before income taxes			(160)

SUNOPTA INC.	F-44	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Assets

Total assets and goodwill by reportable segment as at January 2, 2016 and January 3, 2015 were as follows:

	January 2, 2016	January 3, 2015
	$	$
Segment assets:
Global Ingredients	321,962	306,519
Consumer Products	812,796	199,466
Total segment assets	1,134,758	505,985
Corporate Services	20,115	24,960
Assets held for sale	64,330	110,005
Total assets	1,219,203	640,950

Segment goodwill:
Global Ingredients	25,990	26,720
Consumer Products	215,700	2,362
Total segment goodwill	241,690	29,082

Segment Capital Expenditures, Depreciation and Amortization

Capital expenditures, depreciation and amortization by reportable segment for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 were as follows:

	January 2, 2016	January 3, 2015		December 28, 2013
	$	$	$	$
Segment capital expenditures:
Global Ingredients	5,872	6,140		14,419
Consumer Products	21,529	8,209		13,895
Total segment capital expenditures	27,401	14,349		28,314
Corporate Services	3,785	3,322		620
Total capital expenditures	31,186	17,671		28,934

Segment depreciation and amortization:
Global Ingredients	6,352	6,668		6,091
Consumer Products	12,814	7,562		7,381
Total segment depreciation and amortization	19,166	14,230		13,472
Corporate Services	1,841	1,411		801
Total depreciation and amortization	21,007	15,641		14,273

SUNOPTA INC.	F-45	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Geographic Information

The Company’s assets, operations and employees are principally located in the U.S., Canada, Europe, China and Ethiopia. Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended January 2, 2016, January 3, 2015 and December 28, 2013 were as follows:

	January 2, 2016	January 3, 2015	December 28, 2013
	$	$	$
Revenues from external customers:
U.S.	893,637	855,967	788,713
Canada	33,291	32,910	30,627
Europe and other	218,206	213,868	179,320
Total revenues from external customers	1,145,134	1,102,745	998,660

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at January 2, 2016 and January 3, 2015 were as follows:

	January 2, 2016	January 3, 2015
	$	$
Long-lived assets:
U.S.	146,457	87,276
Canada	3,664	5,738
Europe and other	26,392	19,478
Total long-lived assets	176,513	112,492

Major Customers

For the years ended January 2, 2016, January 3, 2015 and December 28, 2013, the Company did not have any customers that exceeded 10% of total revenues.

22. Subsequent Event

Five-Year Global Revolving Asset-Based Credit Facility

On February 11, 2016, the Company entered into a five-year credit agreement for a senior secured asset-based revolving credit facility with a syndicate of banks in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity (the “Global Credit Facility”). This facility replaced the Company’s previous North American credit facilities that were set to expire January 27, 2017, and its European credit facilities that were due on demand with no set maturity date (see note 11). This facility will be used to support the working capital and general corporate needs of the Company’s global operations, in addition to funding future strategic initiatives. In addition, subject to meeting certain conditions, the Company may request to increase the total lending commitments under this facility to a maximum aggregate principal amount not to exceed $450 million.

Borrowings under the Global Credit Facility will bear interest based on various reference rates including LIBOR plus an applicable margin. The applicable margin in the new facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR. The applicable margin is set quarterly based on average borrowing availability and will be initially set at 1.50% for loans bearing interest based on LIBOR. The obligations under the facility are guaranteed by substantially all of the Company’s subsidiaries and, subject to certain exceptions, such obligations are secured by first priority liens on substantially all assets of the Company.

SUNOPTA INC.	F-46	January 2, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2016, January 3, 2015 and December 28, 2013
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Global Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to create liens on assets; sell assets and enter into sale and leaseback transactions; pay dividends, prepay junior lien and unsecured indebtedness and make other restricted payments; incur additional indebtedness and make guarantees; make investments, loans or advances, including acquisitions; and engage in mergers or consolidations.

SUNOPTA INC.	F-47	January 2, 2016 10-K

Supplemental financial information (unaudited)

Summarized below is the Consolidated Statement of Operations for the quarters ended January 2, 2016, October 3, 2015, July 4, 2015 and April 4, 2015, as well as the fiscal 2014 quarterly comparatives.

		Quarter ended
	January 2, 2016(1), (2)	January 3, 2015(1)
	$	$

Revenues	316,378	250,571
Cost of goods sold	291,148	226,931
Gross profit	25,230	23,640

Selling, general and administrative expenses	24,723	19,777
Intangible asset amortization	2,846	474
Other expense, net	7,758	(164)
Foreign exchange gain	(595)	(842)

Earnings (loss) from continuing operations before the following	(9,502)	4,395

Interest expense, net	12,498	696

Earnings (loss) from continuing operations before income taxes	(22,000)	3,699

Recovery of income taxes	(8,228)	(1,280)

Earnings (loss) from continuing operations	(13,772)	4,979

Discontinued operations
Loss from discontinued operations, net of income taxes and non-controlling interest	(16,516)	(8,812)
Gain on sale of discontinued operations, net of income taxes(3)	-	1,898

Loss from discontinued operations, net of income taxes and non-controlling interest	(16,516)	(6,914)

Loss	(30,288)	(1,935)

Loss attributable to non-controlling interests	(220)	(72)

Loss attributable to SunOpta Inc.	(30,068)	(1,863)

Earnings (loss) per share - basic
-from continuing operations	(0.16)	0.08
-from discontinued operations	(0.19)	(0.10)
	(0.35)	(0.03)

Earnings (loss) per share - diluted
-from continuing operations	(0.16)	0.07
-from discontinued operations	(0.19)	(0.10)
	(0.35)	(0.03)

(1)	Reflects the reclassification of the revenues and expenses of Opta Minerals to discontinued operations (see note 4 to the consolidated financial statements).
(2)	Reflects the acquisitions of Sunrise, Niagara Natural and Citrusource (see note 2 to the consolidated financial statements).
(3)	Fourth quarter of 2014 reflects the gain on the sale of the Fiber Business (see note 4 to the consolidated financial statements).

SUNOPTA INC.	F-48	January 2, 2016 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	October 3, 2015(1), (2)	October 4, 2014(1), (3)
	$	$

Revenues	277,213	272,008
Cost of goods sold	250,904	241,171
Gross profit	26,309	30,837

Selling, general and administrative expenses	21,020	20,053
Intangible asset amortization	786	468
Other expense, net	3,652	(772)
Foreign exchange gain	404	(1,016)

Earnings from continuing operations before the following	447	12,104

Interest expense, net	1,103	903
Impairment loss on investment(4)	-	8,441

Earnings (loss) from continuing operations before income taxes	(656)	2,760

Provision for (recovery of) income taxes	(568)	3,702

Loss from continuing operations	(88)	(942)

Earnings from discontinued operations, net of taxes and non-controlling interest	508	604

Earnings (loss)	420	(338)

Earnings (loss) attributable to non-controlling interests	106	46

Earnings (loss) attributable to SunOpta Inc.	314	(384)

Earnings (loss) per share - basic
-from continuing operations	-	(0.01)
-from discontinued operations	0.01	0.01
	-	(0.01)

Earnings (loss) per share - diluted
-from continuing operations	-	(0.01)
-from discontinued operations	0.01	0.01
	-	(0.01)

(1)	Reflects the reclassification of the revenues and expenses of Opta Minerals to discontinued operations (see note 4 to the consolidated financial statements).
(2)	Reflects the acquisitions of Niagara Natural and Citrusource (see note 2 to the consolidated financial statements).
(3)	Reflects the reclassification of the revenues and expenses of the Fiber Business to discontinued operations (see note 4 to the consolidated financial statements).
(4)	Third quarter of 2014 reflects impairment loss on investment in the equity securities of Enchi (see note 15 to the consolidated financial statements).

SUNOPTA INC.	F-49	January 2, 2016 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	July 4, 2015(1), (2)	July 5, 2014(1), (3)
	$	$

Revenues	277,594	292,332
Cost of goods sold	247,941	256,027
Gross profit	29,653	36,305

Selling, general and administrative expenses	19,314	20,723
Intangible asset amortization	694	529
Other expense, net	637	(23)
Foreign exchange loss (gain)	653	(83)

Earnings from continuing operations before the following	8,355	15,159

Interest expense, net	1,141	1,130

Earnings from continuing operations before income taxes	7,214	14,029

Provision for income taxes	2,385	5,176

Earnings from continuing operations	4,829	8,853

Earnings (loss) from discontinued operations, net of taxes and non-controlling interest	(2,747)	108

Earnings	2,082	8,961

Earnings attributable to non-controlling interests	33	253

Earnings attributable to SunOpta Inc.	2,049	8,708

Earnings per share - basic
-from continuing operations	0.07	0.13
-from discontinued operations	(0.04)	-
	0.03	0.13

Earnings per share - diluted
-from continuing operations	0.07	0.13
-from discontinued operations	(0.04)	-
	0.03	0.13

(1)	Reflects the reclassification of the revenues and expenses of Opta Minerals to discontinued operations (see note 4 to the consolidated financial statements).
(2)	Reflects the acquisition of Citrusource (see note 2 to the consolidated financial statements).
(3)	Reflects the reclassification of the revenues and expenses of the Fiber Business to discontinued operations (see note 4 to the consolidated financial statements).

SUNOPTA INC.	F-50	January 2, 2016 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	April 4, 2015(1),(2)	April 5, 2014(1),(3)
	$	$

Revenues	273,949	287,834
Cost of goods sold	244,779	256,511
Gross profit	29,170	31,323

Selling, general and administrative expenses	20,697	19,812
Intangible asset amortization	625	565
Other expense (income), net	104	(1,261)
Foreign exchange (gain)	(2,103)	(52)

Earnings from continuing operations before the following	9,847	12,259

Interest expense, net	927	1,214

Earnings from continuing operations before income taxes	8,920	11,045

Provision for income taxes	3,021	4,445

Earnings from continuing operations	5,899	6,600

Earnings (loss) from discontinued operations, net of taxes and non-controlling interest	(720)	8

Earnings	5,179	6,608

Loss attributable to non-controlling interests	(55)	(32)

Earnings attributable to SunOpta Inc.	5,234	6,640

Earnings per share - basic
-from continuing operations	0.09	0.10
-from discontinued operations	(0.01)	-
	0.08	0.10

Earnings per share - diluted
-from continuing operations	0.09	0.10
-from discontinued operations	(0.01)	-
	0.08	0.10

(1)	Reflects the reclassification of the revenues and expenses of Opta Minerals to discontinued operations (see note 4 to the consolidated financial statements).
(2)	Reflects the acquisition of Citrusource (see note 2 to the consolidated financial statements).
(3)	Reflects the reclassification of the revenues and expenses of the Fiber Business to discontinued operations (see note 4 to the consolidated financial statements).

SUNOPTA INC.	F-51	January 2, 2016 10-K