Form 10-Q
period 2016-04-02
SunOpta Inc.
filed 2016-05-11
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________ .

Commission file number: 001-34198

SUNOPTA INC.
(Exact name of registrant as specified in its charter)

CANADA	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2233 Argentia Road
Mississauga, Ontario L5N 2X7, Canada	(905) 821-9669
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

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

Yes [  ]      No [X]

The number of the registrant’s common shares outstanding as of May 6, 2016 was 85,509,835.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended April 2, 2016

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at April 2, 2016, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.3014 and $1.00 = €0.8779. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to our recent acquisition of Sunrise Holdings (Delaware) Inc. (“Sunrise”); business acquisition transaction values; future financial and operating results, plans, objectives, expectations and intentions, and other statements that are not historical facts; possible operational consolidation; reduction of non-core assets and operations; business strategies; plant and production capacities; revenue generation potential; anticipated construction costs; competitive strengths; goals; capital expenditure plans; business and operational growth and expansion plans; anticipated operating margins and operating income targets; gains or losses associated with business transactions; cost reductions; rationalization and improved efficiency initiatives; proposed new product offerings; and references to the future growth of our business and global markets for our products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances

SUNOPTA INC.	2	April 2, 2016 10-Q

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

•	our ability to retain key management and employees of acquired businesses;

•	restrictions in our five-year revolving asset-based credit facility (the “Global Credit Facility”) on how we may operate our business;

•	our ability to meet the covenants of the Global Credit Facility or to obtain necessary waivers from our lenders;

•	our ability to obtain additional capital as required to maintain current growth rates;

•	our ability to successfully consummate possible future divestitures of businesses;

•	our increased vulnerability to economic downturns and adverse industry conditions due to our level of indebtedness;

•	that our customers may choose not to buy products from us;

•	loss of one or more key customers;

•	changes and difficulty in predicting consumer preferences for natural and organic food products;

•	the highly competitive industry in which we operate;

•	an interruption at one or more of our manufacturing facilities;

•	technology failures that could disrupt our operations and negatively impact our business;

•	the loss of service of our key management;

•	labor shortages or increased labor costs;

•	the effective management of our supply chain;

•	volatility in the prices of raw materials and energy;

•	the availability of organic and non-genetically modified ingredients;

•	enactment of climate change laws;

•	unfavorable growing and operating conditions due to adverse weather conditions;

•	dilution in the value of our common shares through the exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities;

•	impairment charges in goodwill or other intangible assets;

•	technological innovation by our competitors;

SUNOPTA INC.	3	April 2, 2016 10-Q

•	our ability to protect our intellectual property and proprietary rights;

•	substantial environmental regulation and policies to which we are subject;

•	significant food and health regulations to which we are subject;

•	agricultural policies that influence our operations;

•	product liability suits, recalls and threatened market withdrawals that may arise or be brought against us;

•	food safety concerns and instances of food-borne illnesses that could harm our business;

•	litigation and regulatory enforcement concerning marketing and labeling of food products;

•	our exposure to our international operations;

•	that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;

•	fluctuations in exchange rates, interest rates and the prices of certain commodities;

•	our ability to effectively manage our growth and integrate acquired companies; and

•	the volatility of our operating results and share price.

All forward-looking statements made herein are qualified by these cautionary statements, and our actual results or the developments we anticipate may not be realized. We do not undertake any obligation to update our forward-looking statements after the date of this report for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and our Annual Report on Form 10-K for the fiscal year ended January 2, 2016. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended January 2, 2016, under Item 1A. “Risk Factors” of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	4	April 2, 2016 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

		Quarter ended
	April 2, 2016	April 4, 2015
	$	$

		(note 1)

Revenues	352,314	273,949

Cost of goods sold	320,413	244,779

Gross profit	31,901	29,170

Selling, general and administrative expenses	24,272	20,697
Intangible asset amortization	2,822	625
Other expense, net (note 7)	3,978	104
Foreign exchange loss (gain)	2,172	(2,103)

Earnings (loss) from continuing operations before the following	(1,343)	9,847

Interest expense, net	11,022	927

Earnings (loss) from continuing operations before income taxes	(12,365)	8,920

Provision for (recovery of) income taxes (note 8)	(3,086)	3,021

Earnings (loss) from continuing operations	(9,279)	5,899

Discontinued operations (note 3)
Loss from discontinued operations	(1,993)	(1,345)
Gain on classification as held for sale	560	-
Recovery of income taxes	599	264
Loss from discontinued operations attributable to non-controlling interests	264	361
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(720)

Earnings (loss)	(9,849)	5,179

Earnings (loss) attributable to non-controlling interests	384	(55)

Earnings (loss) attributable to SunOpta Inc.	(10,233)	5,234

Earnings (loss) per share – basic (note 9)
- from continuing operations	(0.11)	0.09
- from discontinued operations	(0.01)	(0.01)
	(0.12)	0.08

Earnings (loss) per share – diluted (note 9)
- from continuing operations	(0.11)	0.09
- from discontinued operations	(0.01)	(0.01)
	(0.12)	0.08

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	April 2, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

		Quarter ended
	April 2, 2016	April 4, 2015
	$	$
		(note 1)
Earnings (loss) from continuing operations	(9,279)	5,899
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(720)
Earnings (loss)	(9,849)	5,179

Change in fair value of interest rate swap, net of taxes (note 4)	-	(196)

Currency translation adjustment	1,939	(4,437)

Other comprehensive earnings (loss), net of income taxes	1,939	(4,633)

Comprehensive earnings (loss)	(7,910)	546

Comprehensive earnings (loss) attributable to non-controlling interests	241	(782)

Comprehensive earnings (loss) attributable to SunOpta Inc.	(8,151)	1,328

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	April 2, 2016 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at April 2, 2016 and January 2, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	April 2, 2016	January 2, 2016
	$	$

ASSETS
Current assets
Cash and cash equivalents	5,475	2,274
Accounts receivable	135,167	117,412
Inventories (note 5)	357,146	371,223
Prepaid expenses and other current assets	22,399	20,088
Current income taxes recoverable	21,722	21,728
Current assets held for sale (notes 1 and 3)	59,732	64,330
Total current assets	601,641	597,055

Property, plant and equipment	173,552	176,513
Goodwill (note 2)	242,047	241,690
Intangible assets (note 2)	192,284	195,008
Deferred income taxes	970	958
Other assets	12,131	7,979

Total assets	1,222,625	1,219,203

LIABILITIES
Current liabilities
Bank indebtedness (note 6)	202,444	159,773
Accounts payable and accrued liabilities	134,318	151,831
Customer and other deposits	4,259	5,322
Income taxes payable	2,745	1,720
Other current liabilities	1,143	1,521
Current portion of long-term debt (note 6)	2,226	1,773
Current portion of long-term liabilities (note 2)	5,243	5,243
Current liabilities held for sale (notes 1 and 3)	48,597	52,486
Total current liabilities	400,975	379,669

Long-term debt (note 6)	313,911	321,222
Long-term liabilities (note 2)	17,934	17,809
Deferred income taxes	70,649	74,324
Total liabilities	803,469	793,024

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 85,439,680 shares issued and outstanding (January 2, 2016 - 85,417,849)	298,099	297,987
Additional paid-in capital	23,366	22,327
Retained earnings	96,605	106,838
Accumulated other comprehensive loss	(4,295)	(6,113)
	413,775	421,039
Non-controlling interests	5,381	5,140
Total equity	419,156	426,179

Total equity and liabilities	1,222,625	1,219,203

Commitments and contingencies (note 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	April 2, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarter ended April 2, 2016 and April 4, 2015
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 2, 2016	85,418	297,987	22,327	106,838	(6,113)	5,140	426,179

Employee stock purchase plan	19	96	-	-	-	-	96
Stock incentive plan	3	16	-	-	-	-	16
Stock-based compensation	-	-	1,039	-	-	-	1,039
Earnings from continuing operations	-	-	-	(9,663)	-	384	(9,279)
Loss from discontinued operations, net of income taxes	-	-	-	(570)	-	(264)	(834)
Currency translation adjustment	-	-	-	-	1,818	121	1,939

Balance at April 2, 2016	85,440	298,099	23,366	96,605	(4,295)	5,381	419,156

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 3, 2015	67,074	190,668	22,490	129,309	(1,778)	12,639	353,328

Employee stock purchase plan	9	122	-	-	-	-	122
Stock incentive plan	394	2,273	(779)	-	-	-	1,494
Warrants	250	1,253	(441)	-	-	-	812
Stock-based compensation	-	-	1,082	-	-	-	1,082
Earnings from continuing operations	-	-	-	5,954	-	(55)	5,899
Earnings from discontinued operations, net of income taxes	-	-	-	(720)	-	(361)	(1,081)
Currency translation adjustment	-	-	-	-	(4,138)	(299)	(4,437)
Change in fair value of interest rate swap, net of income taxes (note 4)	-	-	-	-	(129)	(67)	(196)

Balance at April 4, 2015	67,727	194,316	22,352	134,543	(6,045)	11,857	357,023

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	April 2, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended
	April 2, 2016	April 4, 2015
	$	$
		(note 1)

CASH PROVIDED BY (USED IN) Operating activities
Earnings (loss)	(9,849)	5,179
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(720)
Earnings (loss) from continuing operations	(9,279)	5,899
Items not affecting cash:
Depreciation and amortization	8,760	4,063
Acquisition accounting adjustment on inventory sold	7,626	-
Amortization and write-off of debt issuance costs (note 6)	3,368	98
Impairment of long-lived assets (note 7)	1,735	-
Deferred income taxes	(3,687)	(195)
Stock-based compensation	1,039	970
Unrealized gain on derivative instruments (note 4)	(209)	(103)
Other	238	515
Changes in non-cash working capital, net of business acquired (note 10)	(27,485)	(22,200)
Net cash flows from operations - continuing operations	(17,894)	(10,953)
Net cash flows from operations - discontinued operations	758	(533)
	(17,136)	(11,486)
Investing activities
Purchases of property, plant and equipment	(4,547)	(5,521)
Acquisition of business (note 2)	-	(13,300)
Other	-	(30)
Net cash flows from investing activities - continuing operations	(4,547)	(18,851)
Net cash flows from investing activities - discontinued operations	(191)	(222)
	(4,738)	(19,073)

Financing activities
Increase under line of credit facilities (note 6)	232,543	21,347
Repayment of line of credit facilities (note 6)	(192,677)	-
Borrowings under long-term debt (note 6)	432	-
Repayment of long-term debt (note 6)	(10,486)	(243)
Payment of debt issuance costs	(4,110)	-
Proceeds from the exercise of stock options and employee share purchases	112	1,616
Proceeds from the exercise of warrants	-	812
Other	(15)	(137)
Net cash flows from financing activities - continuing operations	25,799	23,395
Net cash flows from financing activities - discontinued operations	(1,180)	738
	24,619	24,133

Foreign exchange gain (loss) on cash held in a foreign currency	37	(21)
Increase (decrease) in cash and cash equivalents in the period	2,782	(6,447)
Discontinued operations cash activity included above:
Add: Balance included at beginning of period	1,707	2,170
Less: Balance included at end of period	(1,288)	(2,083)
Cash and cash equivalents - beginning of the period	2,274	7,768

Cash and cash equivalents - end of the period	5,475	1,408

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	April 2, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended
	April 2, 2016	April 4, 2015
	$	$

		(note 1)

Non-cash investing activities
Acquisition of business, working capital adjustment (note 2)	-	319
Acquisition of business, settlement of pre-existing relationship (note 2)	-	(749)
Acquisition of business, contingent consideration at fair value (note 2)	-	(18,000)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
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

In addition, the Company owned approximately 66% of Opta Minerals Inc. (“Opta Minerals”) as at April 2, 2016 and January 2, 2016, on a non-dilutive basis. Opta Minerals produces, distributes and recycles industrial minerals, silica-free abrasives and specialty sands. On February 12, 2016, the Company announced that Opta Minerals had entered into a definitive acquisition agreement, pursuant to which an affiliate of Speyside Equity Fund I LP (“Speyside”), agreed to acquire substantially all of the issued and outstanding shares of Opta Minerals. The acquisition of Opta Minerals by Speyside was completed on April 6, 2016, following a vote of the shareholders of Opta Minerals in favor of the transaction on March 31, 2016. For further information regarding the Company’s divestiture of its equity interest in Opta Minerals, see note 3.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended April 2, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 2, 2016. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Comparative Balances

As at April 2, 2016 and January 2, 2016, Opta Minerals was classified as a discontinued operation held for sale. As a result, the operating results and cash flows of Opta Minerals for the quarter ended April 4, 2015 has been reclassified to discontinued operations to be consistent with presentation for the quarter ended April 2, 2016. In addition, the assets and liabilities of Opta Minerals have been reported as held for sale on the consolidated balance sheets as at April 2, 2016 and January 2, 2016.

Fiscal Year-End

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2016 is a 52-week period ending on December 31, 2016, with quarterly periods ending on April 2, July 2 and October 1, 2016. Fiscal year 2015 was a 52-week period ending on January 2, 2016, with quarterly periods ending on April 4, July 4 and October 3, 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which is intended to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Under the new guidance, companies will record excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. In addition, the guidance permits companies to elect to recognize forfeitures of share-based payments as they occur, rather than estimating the number of awards expected to be forfeited as is currently required. This guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

SUNOPTA INC.	11	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In February 2016, the FASB issued ASU 2016-02, “Leases”, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements; however, the Company anticipates that upon adoption of the standard it will recognize additional assets and corresponding liabilities related to leases on its balance sheet.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU 2016-01 will require equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. The guidance provides a new measurement alternative for equity investments that do not have readily determinable fair values and do not qualify for the net asset practical expedient. Under this alternative, these investments can be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment with the same issuer. Additionally, ASU 2016-01 also changes certain disclosure requirements and other aspects of current U.S. GAAP. ASU 2016-01 is effective for interim and annual reporting periods beginning on or after December 15, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. In addition, in March 2016, the FASB issued ASU 2016-08, an amendment to clarify the implementation guidance around considerations whether an entity is a principal or an agent, impacting whether an entity reports revenue on a gross or net basis, and, in April 2016, the FASB issued ASU 2016-10, an amendment to clarify guidance on identifying performance obligations and the implementation guidance on licensing of intellectual property. ASU 2014-09, as amended, will be effective for annual and interim periods beginning on or after December 15, 2017, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is permitted only as of annual and interim reporting periods beginning on or after December 15, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

Total consideration for the Sunrise Acquisition was $472.7 million in cash paid at the acquisition date, which included the repayment of all outstanding obligations under Sunrise’s senior credit facility in the amount of $171.5 million. In addition, the total consideration included $23.0 million paid by the Company to the holders of Sunrise stock options. As all outstanding Sunrise stock options vested upon the consummation of the Sunrise Acquisition, pursuant to the terms of Sunrise’s pre-existing stock option agreements, the cash consideration paid to the optionholders has been attributed to services prior to the Sunrise Acquisition and included as a component of the purchase price. The total consideration also included $20.9 million paid by the Company to settle acquisition-related transaction costs incurred by Sunrise in connection with the Sunrise Acquisition. As none of these costs were incurred by Sunrise on behalf of the Company, the cash consideration paid to settle these costs has been included as a component of the purchase price.

SUNOPTA INC.	12	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
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

$
Cash and cash equivalents	1,728
Accounts receivable(1)	26,090
Inventories(2)	124,829
Income taxes recoverable	12,025
Other current assets	3,982
Property, plant and equipment(3)	46,068
Intangible assets(4)	170,000
Accounts payable and accrued liabilities	(24,169)
Long-term debt, including current portion	(7,620)
Deferred income taxes, net	(75,193)
Net identifiable assets acquired	277,740
Goodwill(5)	196,709
Non-controlling interest(6)	(1,781)
Net assets acquired	472,668

(1)	The gross amount of accounts receivable acquired was $26.2 million, of which the Company expects $0.2 million will be uncollectible.
(2)	Includes an estimated fair value adjustment to inventory of $19.0 million, of which $7.6 million and $4.0 million was recognized in costs of goods sold for inventory sold in the first quarter of 2016 and fourth quarter of 2015, respectively.
(3)	Includes an estimated fair value adjustment to property, plant and equipment of $3.7 million.
(4)	The identified intangible assets relate to customer relationships in existence at the acquisition date between Sunrise and major U.S. retail and foodservice customers. The customer relationships intangible assets will be amortized over an estimated weighted-average useful life of approximately 23 years. The estimated fair value of the intangible asset was determined using a discounted cash flow analysis (income approach), which applied a risk-adjusted discount rate of approximately 12.0%.
(5)	Goodwill is calculated as the difference between the acquisition-date fair values of the total consideration and the net assets acquired. The total amount of goodwill has been assigned to the Consumer Products operating segment and is not expected to be deductible for tax purposes. The goodwill recognized is attributable to: (i) cost savings, operating synergies, and other benefits expected to result from combining the operations of Sunrise with those of the Company; (ii) the value of longer-term growth prospects in the private label frozen fruit market; (iii) the value of acquiring the current capabilities and low-cost position of the existing Sunrise business (i.e., the higher rate of return on the assembled net assets versus acquiring all of the net assets separately); and (iv) the value of Sunrise’s assembled workforce.
(6)	Represents the estimated fair value of the non-controlling interest in Sunrise’s 75%-owned Mexican subsidiary.

SUNOPTA INC.	13	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
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

The following table summarizes the preliminary fair values of the consideration transferred as at the acquisition date:

$
Cash	6,475
Preliminary working capital adjustment	237
Contingent consideration(1)	2,330
Total consideration transferred	9,042

(1)	The Company agreed to pay the owners of Niagara Natural an additional amount of up to approximately $2.8 million over a period of two years subject to adjustment based on certain performance targets. The fair value of the contingent consideration was determined to be $2.3 million as of the acquisition date. On May 5, 2016, the Company and the owners of Niagara Natural entered into an agreement to settle the contingent consideration obligation in exchange for a one-time cash payment of $0.6 million (see note 13).

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as at the acquisition date, which are subject to change pending finalization of the working capital adjustment. The Company expects to finalize these amounts no later than one year from the acquisition date.

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

SUNOPTA INC.	14	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes the fair values of the consideration transferred as at the acquisition date:

$
Cash	13,300
Working capital adjustment	(319)
Settlement of pre-existing relationship	749
Contingent consideration(1)	18,000
Total consideration transferred	31,730

(1)	The contingent consideration arrangement with the former unitholders of Citrusource comprises two components: (i) deferred consideration calculated based on a seven-times multiple of the incremental growth in Citrusource’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) in fiscal year 2015 versus EBITDA for fiscal year 2014; and (ii) an earn-out calculated based on 25% of the incremental growth in the sum of Citrusource’s EBITDA and the EBITDA of the Company’s San Bernardino, California, juice production facility (the “Combined EBITDA”) in each of fiscal years 2016, 2017 and 2018 versus the Combined EBITDA for fiscal year 2015. There are no upper limits to the amount of each of the components. The fair value measurement of the contingent consideration arrangement was determined to be approximately $18.0 million as at the acquisition date, based on a probability-weighted present value analysis, of which approximately $15.0 million is related to the deferred consideration and approximately $3.0 million is related to the earn-out. The deferred consideration is payable in four equal annual installments commencing in 2016. Of the total contingent consideration obligation, $4.0 million is included in current portion of long-term liabilities and $11.0 million is included in long-term liabilities on the consolidated balance sheets as at April 2, 2016 and January 2, 2016. The fair value of the contingent consideration arrangement is based on significant level 3 unobservable inputs, including the following factors: (i) estimated range of EBITDA values in each of the earn-out periods; and (ii) the probability- weighting applied to each of the EBITDA values within the estimated range for each earn-out period. The resultant probability-weighted EBITDA values for each earn-out period were discounted at a credit risk-adjusted discount rate of approximately 3.5%.

The following table summarizes the fair values of the assets acquired and liabilities assumed as at the acquisition date.

$
Accounts receivable	2,351
Inventories	1,745
Machinery and equipment	164
Customer relationships intangible asset(1)	14,000
Accounts payable and accrued liabilities	(1,666)
Net identifiable assets acquired	16,594
Goodwill(2)	15,136
Net assets acquired	31,730

(1)	The customer relationships intangible asset was recognized based on contracts in existence at the acquisition date between Citrusource and major U.S. retail customers. This intangible asset will be amortized over an estimated useful life of approximately 12 years.
(2)	Goodwill is calculated as the difference between the acquisition-date fair values of the consideration transferred and net assets acquired. The total amount of goodwill has been assigned to the Consumer Products operating segment and is expected to be fully deductible for tax purposes. The goodwill recognized is attributable to: (i) operating synergies expected to result from combining the operations of Citrusource with the Company’s vertically-integrated juice production and supply chain capabilities; and (ii) opportunities to leverage the business experience of Citrusource’s management team to grow the Company’s existing citrus beverage program.

SUNOPTA INC.	15	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

3. Discontinued Operations

Opta Minerals Inc.

On February 11, 2016, Opta Minerals entered into a definitive acquisition agreement, pursuant to which Speyside agreed to acquire substantially all of the issued and outstanding shares of Opta Minerals. The acquisition agreement was approved by Opta Minerals’ Boards of Directors, which recommended that Opta Minerals’ shareholders approve the transaction. Also on February 12, 2016, the Company entered into a support agreement pursuant to which it irrevocably agreed to vote all of its Opta Minerals’ shares in favor of the transaction. The acquisition of Opta Minerals by Speyside was completed on April 6, 2016, following a vote of the shareholders of Opta Minerals in favor of the transaction on March 31, 2016.

Upon closing of the transaction, the Company received aggregate gross proceeds of $4.8 million (C$6.2 million), of which $3.2 million (C$4.2 million) was received in cash, with the remainder received in the form of a $1.6 million (C$2.0 million) subordinated promissory note bearing interest at 2.0% per annum that will mature on October 6, 2018. In the first quarter of 2016, the Company recognized direct costs related to the sale of Opta Minerals of $0.8 million. The sale of Company’s equity interest in Opta Minerals was consistent with its objective of divesting its non-core assets in order to become a pure-play healthy and organic foods company. The Company does not expect to have any significant continuing involvement with Opta Minerals.

The Company determined that Opta Minerals qualified for reporting as a discontinued operation held for sale as at April 2, 2016 and January 2, 2016. In the fourth quarter of 2015, the Company recognized a loss on classification as held for sale of $10.5 million, or $7.7 million net of non-controlling interest, to write down the carrying value of Opta Minerals’ net assets to fair value less cost to sell based on estimated net proceeds on sale of approximately $4.5 million as at January 2, 2016. In the first quarter of 2016, the Company recognized a $0.6 million gain on classification as held for sale, which reflected a $1.1 million decline in the carrying value of Opta Mineral’s net assets, partially offset by a $0.5 million reduction in the estimated net proceeds on sale.

The net assets and liabilities of Opta Minerals have been reported as held for sale on the consolidated balance sheets as at April 2, 2016 and January 2, 2016. The following table reconciles the major classes of assets and liabilities of Opta Minerals to the amounts reported as held for sale:

		January 2,
	April 2, 2016	2016
	$	$
Cash and cash equivalents	1,288	1,707
Accounts receivable	14,355	14,676
Inventories	22,789	25,869
Property, plant and equipment	16,531	16,019
Intangible assets	13,354	13,194
Other assets	1,370	3,380
Loss recognized on classification as held for sale	(9,955)	(10,515)
Total assets held for sale	59,732	64,330

Bank indebtedness	12,353	12,107
Accounts payable and accrued liabilities	9,100	9,634
Long-term debt	26,324	25,858
Other liabilities	820	4,887
Total liabilities held for sale	48,597	52,486

SUNOPTA INC.	16	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statements of operations:

		Quarter ended
	April 2, 2016 (1)	April 4, 2015
	$	$
Revenues	24,896	29,457
Cost of goods sold(2)	(22,133)	(25,735)
Selling, general and administrative expenses	(3,024)	(2,973)
Intangible asset amortization	-	(505)
Other income (expense), net(3)	(794)	70
Foreign exchange loss	(454)	(763)
Interest expense	(484)	(896)
Loss before income taxes	(1,993)	(1,345)
Gain on classification as held for sale before income taxes	560	-
Total pre-tax loss from discontinued operations	(1,433)	(1,345)
Recovery of income taxes	599	264
Loss from discontinued operations	(834)	(1,081)
Loss from discontinued operations attributable to non-controlling interest	264	361
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(720)

(1)	For the quarter ended April 2, 2016, no depreciation or amortization was recorded on Opta Minerals’ long-lived assets classified as held for sale.
(2)	For the quarter ended April 2, 2016, cost of goods sold includes a charge related to the write-down of inventory recorded by Opta Minerals of $0.8 million.
(3)	For the quarter ended April 2, 2016, other expense, net includes a charge related to the impairment of long-lived assets recorded by Opta Minerals of $0.4 million.

SUNOPTA INC.	17	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of April 2, 2016 and January 2, 2016:

					April 2, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	503	73	430	-
	Unrealized long-term derivative asset	4	-	4	-
	Unrealized short-term derivative liability	(957)	-	(957)	-
	Unrealized long-term derivative liability	(25)	-	(25)	-
(b)	Inventories carried at market(2)	6,841	-	6,841	-
(c)	Forward foreign currency contracts(3)	(848)	-	(848)	-
(d)	Contingent consideration(4)	(21,208)	-	-	(21,208)
(e)	Embedded derivative(5)	3,409	-	-	3,409

					January 2, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	748	-	748	-
	Unrealized long-term derivative asset	21	-	21	-
	Unrealized short-term derivative liability	(1,417)	(10)	(1,407)	-
	Unrealized long-term derivative liability	(36)	-	(36)	-
(b)	Inventories carried at market(2)	5,945	-	5,945	-
(c)	Forward foreign currency contracts(3)	311	-	311	-
(d)	Contingent consideration(4)	(21,010)	-	-	(21,010)
(e)	Embedded derivative(5)	3,409	-	-	3,409

(1)	Unrealized short-term derivative asset is included in prepaid expenses and other current assets, unrealized long-term derivative asset is included in other assets, unrealized short-term derivative liability is included in other current liabilities and unrealized long-term derivative liability is included in long-term liabilities on the consolidated balance sheets.
(2)	Inventories carried at market are included in inventories on the consolidated balance sheets.
(3)	The forward foreign currency contracts are included in accounts receivable or accounts payable and accrued liabilities on the consolidated balance sheets.
(4)	Contingent consideration obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.
(5)	The embedded derivative is included in other assets (long-term) on the consolidated balance sheets.

(a)	Commodity futures and forward contracts

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

SUNOPTA INC.	18	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended April 2, 2016, the Company recognized a gain of $0.2 million (April 4, 2015 – gain of $0.1 million) related to changes in the fair value of these derivatives.

As at April 2, 2016, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	554	524
Forward commodity sale contracts	(419)	(660)
Commodity futures contracts	(300)	(190)

In addition, as at April 2, 2016, the Company had net open forward contracts to purchase 1 lot of cocoa and to sell 6 of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at April 2, 2016, the Company had 280,161 bushels of commodity corn and 379,914 bushels of commodity soybeans in inventories carried at market.

(c)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at April 2, 2016 the Company had open forward foreign exchange contracts with a notional value of €27.2 million ($30.2 million). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended April 2, 2016, the Company recognized a loss of $1.2 million (April 4, 2015 – gain of $0.4 million) related to changes in the fair value of these derivatives.

(d)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. The following table presents a reconciliation of contingent consideration obligations for the quarter ended April 2, 2016:

SUNOPTA INC.	19	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 2,		Fair Value
	2016	Issuances	Adjustments(1)	Payments	April 2, 2016
	$	$	$	$	$
Contingent consideration	(21,010)	-	(198)	-	(21,208)

(1)	Reflects accretion for the time value of money related to the Citrusource and Niagara Natural obligations, as well as an adjustment to the contractual amount owing to a former shareholder of Organic Land Corporation OOD, which was acquired by the Company on December 31, 2012. Fair value adjustments are included in other income/expense (see note 7).

(e)	Embedded derivative

On August 5, 2011 and August 29, 2014, the Company invested $0.5 million and $0.9 million, respectively, in convertible subordinated notes issued by Enchi Corporation (“Enchi”), a developer of advanced bioconversion products for the renewable fuels industry, of which $0.2 million principal amount remained outstanding as at April 2, 2016 and January 2, 2016. The Company’s investment in subordinated convertible notes of Enchi includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5.1 million. As at April 2, 2016 and January 2, 2016, the Company determined that the fair value of this embedded derivative was $3.4 million. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. As at April 2, 2016, there was no significant change to the expectations related to the royalty rights that would impact the fair value of the embedded derivative. On April 15, 2016, the Company received a distribution from Enchi of $0.7 million, which has been applied to repay the remaining $0.2 million principal amount of the convertible subordinated notes, with the balance of $0.5 million applied against the carrying value of the embedded derivative.

5. Inventories

		January 2,
	April 2, 2016	2016
	$	$
Raw materials and work-in-process	258,610	276,434
Finished goods	89,287	87,215
Company-owned grain	15,687	14,348
Inventory reserves	(6,438)	(6,774)
	357,146	371,223

SUNOPTA INC.	20	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

6. Bank Indebtedness and Long-Term Debt

		January 2,
	April 2, 2016	2016
	$	$
Bank indebtedness:
Global Credit Facility(1)	199,555	-
North American credit facilities(1)	-	70,563
European credit facilities(1)	-	87,419
Bulgarian credit facility(2)	2,889	1,791
	202,444	159,773

Long-term debt:
Second Lien Loan Agreement, net of unamortized debt issuance costs of $4,757 (January 2, 2016 - $7,757)(3)	305,242	312,243
Capital lease obligations	9,378	9,245
Other	1,517	1,507
	316,137	322,995
Less: current portion	2,226	1,773
	313,911	321,222

(1)	Global Credit Facility

On February 11, 2016, the Company entered into a five-year credit agreement for a senior secured asset-based revolving credit facility with a syndicate of banks in the maximum aggregate principal amount of $350.0 million, subject to borrowing base capacity (the “Global Credit Facility”). The Global Credit Facility replaced the Company’s previous North American credit facilities that were set to expire January 27, 2017, and its European credit facilities that were due on demand with no set maturity date. The Global Credit Facility will be used to support the working capital and general corporate needs of the Company’s global operations, in addition to funding future strategic initiatives. The Global Credit Facility also includes borrowing capacity available for letters of credit and provides for borrowings on same-day notice, including in the form of swingline loans. Subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, the Company may request to increase the total lending commitments under the Global Credit Facility to a maximum aggregate principal amount not to exceed $450.0 million. Outstanding principal amounts under the Global Credit Facility are repayable in full on the maturity date of February 10, 2021.

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. The initial margin for the Global Credit Facility was 0.50% with respect to prime rate borrowings and 1.50% with respect to LIBOR borrowings. As at April 2, 2016, the weighted-average interest rate on the facilities was 2.46% .. The obligations under the Global Credit Facility are guaranteed by substantially all of the Company’s subsidiaries and, subject to certain exceptions, such obligations are secured by first priority liens on substantially all assets of the Company.

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

SUNOPTA INC.	21	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)	Bulgarian credit facility

On April 19, 2016, a subsidiary of The Organic Corporation (“TOC”), a wholly-owned subsidiary of the Company, amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4.5 million to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2017. As at April 2, 2016, the weighted-average interest rate on the Bulgarian credit facility was 2.75% .

(3)	Second Lien Loan Agreement

On October 9, 2015, SunOpta Foods Inc. (the “Borrower”), a wholly-owned subsidiary of the Company, the Company and certain subsidiaries of the Company, as guarantors (together with the Company, the “Guarantors”), entered into a second lien loan agreement (the “Second Lien Loan Agreement”) with a group of lenders, pursuant to which the Company borrowed an aggregate principal amount of $330.0 million of term loans. In connection with the Second Lien Loan Agreement, the Company incurred $10.8 million of debt issuance costs, which were recorded as a reduction against the principal amount of the borrowings. The net proceeds of the Second Lien Loan Agreement were used to partially fund the Sunrise Acquisition. The Second Lien Loan Agreement is guaranteed by the Company and the Company’s subsidiaries that guarantee the Global Credit Facility, subject to certain exceptions, and is secured on a second-priority basis by security interests on all of the Borrower’s and Guarantors’ assets that secure the Global Credit Facility, subject to certain exceptions and permitted liens.

The term loans made under the Second Lien Loan Agreement on October 9, 2015 (the “Initial Loans”) mature on October 9, 2016. If any Initial Loans remain outstanding on the maturity date and no bankruptcy or event of default then exists, all Initial Loans then outstanding will automatically convert into term loans (such converted loans, the “Term Loans”), which would mature on October 9, 2022. At the Company’s election, interest on the Initial Loans is initially determined by reference to either: (i) LIBOR (subject to a 1.0% per annum floor) plus an applicable margin of 6.0% per annum; or (ii) an alternate base rate specified in the Second Lien Loan Agreement plus an applicable margin of 5.0% . The applicable margin increases by 0.50% at the end of each three-month period after October 9, 2015 and before October 9, 2016. In each case, the Initial Loans carry a maximum interest rate of 9.5% per annum, and any Term Loans will bear interest at 9.5% per annum. Giving effect to the amortization of the debt issuance costs, the effective interest rate on the Initial Loans is estimated to be approximately 11.2% per annum.

The Initial Loans may be voluntarily prepaid at par at any time prior to October 9, 2016 and must be prepaid at par upon the incurrence of certain indebtedness, the issuance of certain types of equity and the sale of certain assets. As at April 2, 2016 and January 2, 2016, the Company had repaid $20.0 million and $10.0 million principal amount, respectively, of the Initial Loans.

The Second Lien Loan Agreement contains certain customary representations and warranties, customary covenants that restrict the Company’s and its restricted subsidiaries’ ability to, among other things: incur, assume or permit to exist additional indebtedness (including guarantees thereof); pay dividends or certain other distributions on capital stock or repurchase capital stock or prepay certain indebtedness; incur liens on certain assets; make certain investments; permit certain restrictions on the ability of the restricted subsidiaries to pay dividends or make other payments to the Borrower and Guarantors; engage in transactions with affiliates; and sell certain assets or merge or consolidate with or into other companies.

SUNOPTA INC.	22	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

7. Other Expense, Net

The components of other expense (income) are as follows:

		Quarter ended
	April 2, 2016	April 4, 2015
	$	$
Severance and rationalization costs(1)	2,207	-
Product withdrawal and recall costs(2)	1,468	-
Fair value of contingent consideration (see note 4)	198	-
Business development costs	97	125
Other	8	(21)
	3,978	104

(1)	Severance and rationalization costs

For the quarter ended April 2, 2016, severance and rationalization costs primarily relate to the consolidation of the Company’s frozen fruit processing facilities following the Sunrise Acquisition. In particular, during the first quarter of 2016, the Company transferred all production volume from its Buena Park, California facility into Sunrise’s facilities located in Kansas and California. Costs recognized in the first quarter of 2016 include an impairment charge of $1.7 million, mainly related to leasehold improvements at the Buena Park facility. The Company expects to fully vacate the leased Buena Park facility in the second quarter of 2016.

(2)	Product withdrawal and recall costs

For the quarter ended April 2, 2016, the Company recognized estimated costs of $1.0 million associated with the voluntary withdrawal by a customer, in coordination with the Company, of private label orange juice product produced at the Company’s San Bernardino, California premium juice facility, due to instances of early spoilage within the prescribed shelf life of the product. In addition, the Company recognized a loss of $0.5 million in the first quarter of 2016 in connection with a voluntary recall of certain sunflower kernel products that was announced on May 3, 2016 (see note 13).

8. Income Taxes

For the quarters ended April 2, 2016 and April 4, 2015, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to the Company’s annualized mix of earnings by jurisdiction, and the impact of discrete items. The Company recognized a recovery of income tax of $3.1 million, or 25.0% of loss before income taxes, for the quarter ended April 2, 2016, compared with a provision for income tax of $3.0 million, or 33.9% of earnings before income taxes, for the quarter ended April 4, 2015. The decrease in the effective tax rate reflects the impact of changes in the jurisdictional mix of earnings, mainly due to lower pre-tax earnings in the U.S., which was the result of higher cash interest costs related to the financing of the Sunrise Acquisition, as well as discrete costs related to business acquisitions, including the acquisition accounting adjustment to Sunrise inventory sold in the period (see note 2) and amortization of debt issuance costs related to the Second Lien Loan Agreement (see note 6), as well as the impact of other discrete items including costs associated with the consolidation of our frozen fruit processing facilities and product withdrawal and recall costs (see note 7).

SUNOPTA INC.	23	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Earnings Per Share

Earnings (loss) per share are calculated as follows:

		Quarter ended
	April 2, 2016	April 4, 2015
Earnings (loss) from continuing operations attributable to SunOpta Inc.	$(9,663)	$5,954
Earnings (loss) from discontinued operations attributable to SunOpta Inc.	(570)	(720)
Earnings (loss) attributable to SunOpta Inc.	$(10,233)	$5,234
Basic weighted-average number of shares outstanding	85,425,943	67,399,642
Dilutive potential of the following:
Employee/director stock options and RSUs	-	548,747
Warrants	-	319,777
Diluted weighted-average number of shares outstanding	85,425,943	68,268,166
Earnings (loss) per share - basic:
- from continuing operations	$(0.11)	$0.09
- from discontinued operations	(0.01)	(0.01)
	$(0.12)	$0.08
Earnings (loss) per share - diluted:
- from continuing operations	$(0.11)	$0.09
- from discontinued operations	(0.01)	(0.01)
	$(0.12)	$0.08

For the quarter ended April 2, 2016, stock options to purchase 2,648,392 (April 4, 2015 - 557,628) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

10. Supplemental Cash Flow Information

		Quarter ended
	April 2, 2016	April 4, 2015
	$	$

Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(16,837)	(4,669)
Inventories	9,867	(9,674)
Income tax recoverable	1,031	(1,486)
Prepaid expenses and other current assets	(2,313)	(5,423)
Accounts payable and accrued liabilities	(18,170)	(5,194)
Customer and other deposits	(1,063)	4,246
	(27,485)	(22,200)

SUNOPTA INC.	24	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Commitments and Contingencies

Plum Dispute

Plum, PBC, a Delaware public benefit corporation (“Plum”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing processes, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America (“CPNA”) as a Defendant. SGOI has asserted counterclaims against Plum, crossclaims against CPNA and third-party claims against Gualapack S.p.A, Hosokawa Yoko, Co., Secure HY Packaging Co., Ltd. and CDF Corporation. CPNA has asserted cross-claims against SGOI. Plum alleges it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleges that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum is seeking unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees. The Company disputes the allegations made by Plum against SGOI and intends to vigorously defend itself against these claims; however, the Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

Employment Matter

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes approximately 4,000 to 4,500 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties are currently engaged in pre-class certification discovery. The Company is unable to estimate any potential liabilities relating to this proceeding, and any such liabilities could be material.

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

12. Segmented Information

In connection with the definitive agreement for the sale of Opta Minerals, the Company recognized Opta Minerals as a discontinued operation held for sale as at April 2, 2016 and January 2, 2016 (see notes 1 and 3). Prior to being recognized as a discontinued operation, Opta Minerals was reported as a standalone operating segment within the Company. With the recognition of Opta Minerals as a discontinued operation, the composition of the Company’s remaining reportable segments is as follows:

•	Global Ingredients aggregates our North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.

SUNOPTA INC.	25	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

•	Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks includes fruit snacks; nutritional and protein bars; and re-sealable pouch products.

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

			Quarter ended
			April 2, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	146,022	206,292	352,314
Segment operating income (loss)	6,441	(1,778)	4,663
Corporate Services			(2,028)
Other expense, net			(3,978)
Interest expense, net			(11,022)
Loss from continuing operations before income taxes			(12,365)

			Quarter ended
			April 4, 2015
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	155,057	118,892	273,949
Segment operating income	8,981	2,560	11,541
Corporate Services			(1,590)
Other expense, net			(104)
Interest expense, net			(927)
Earnings from continuing operations before income taxes			8,920

13. Subsequent Events

Recall of Certain Sunflower Kernel Products

On May 3, 2016, the Company announced a voluntary recall of certain sunflower kernel products produced at its Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. For the quarter ended April 2, 2016, the Company recognized a loss of $0.5 million related to this recall, reflecting the cost of the affected sunflower kernel products expected to be returned to or replaced by the Company. The Company expects to record additional costs related to this recall subsequent to the quarter ended April 2, 2016, including costs to reimburse customers for the costs related to the recall of their retail products that contain the affected sunflower kernels as an ingredient or component; costs incurred in connection with the ongoing investigation of the extent and root cause of the contamination; and costs associated with the interruption of production at the Crookston facility. The Company continues to work with its customers to ensure all affected products are removed from the market. As of the filing date of this report, the Company is unable to estimate the amount of additional costs that it may incur in connection with the recall of these products. In addition, the Company is currently unable to estimate the impact of this recall on the Company’s future sales of sunflower kernel products or on its relationships with its customers.

SUNOPTA INC.	26	April 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 2, 2016 and April 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Company carries product recall insurance and business interruption insurance and will seek to recover a portion of the recall-related costs through its insurance policies. To the extent the Company is able to recover costs related to the recall through its insurance policies, such recoveries will be recorded in the period in which the recoveries are determined to be probable of realization. However, the Company cannot guarantee that it will be able to recover amounts through insurance or the extent of any such recoveries.

Settlement of Niagara Natural Contingent Consideration Obligation

On May 5, 2016, the Company and the owners of Niagara Natural entered into an agreement to settle the contingent consideration obligation related to the acquisition of Niagara Natural (see note 2) in exchange for a one-time cash payment of $0.6 million. In the second quarter of 2016, the Company expects to recognize a gain of approximately $1.7 million in connection with this settlement, based on the difference between the fair value of the contingent consideration obligation of $2.3 million as at April 2, 2016 and the cash payment.

SUNOPTA INC.	27	April 2, 2016 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended April 2, 2016 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 11, 2016.

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

Overview

In connection with the sale of our equity interest in Opta Minerals Inc. (“Opta Minerals”) (as described below under “Recent Developments – Sale of Opta Minerals”), we have recognized Opta Minerals as a discontinued operation held for sale as at April 2, 2016 and January 2, 2016. Accordingly, the results of operations of Opta Minerals for the current and prior fiscal periods have been reported in discontinued operations in our consolidated statements of operations. Prior to being recognized as a discontinued operation, Opta Minerals was reported as a standalone operating segment within SunOpta.

Calendar Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2016 will be a 52-week period ending on December 31, 2016, with quarterly periods ending on April 2, July 2 and October 1, 2016. Fiscal year 2015 was a 52-week period ending on January 2, 2016, with quarterly periods ending on April 4, July 4 and October 3, 2015.

SUNOPTA INC.	28	April 2, 2016 10-Q

Recent Developments

Recall of Certain Sunflower Kernel Products

On May 3, 2016, we announced a voluntary recall of certain sunflower kernel products produced at our Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. For the quarter ended April 2, 2016, we recognized a loss of $0.5 million related to this recall, reflecting the cost of the affected sunflower kernel products expected to be returned to or replaced by us. We expect to record additional costs related to this recall subsequent to the quarter ended April 2, 2016, including costs to reimburse customers for the costs related to the recall of their retail products that contain the affected sunflower kernels as an ingredient or component; costs incurred in connection with the ongoing investigation of the extent and root cause of the contamination; and costs associated with the interruption of production at the Crookston facility. We continue to work with our customers to ensure all affected products are removed from the market. As of the filing date of this report, we are unable to estimate the amount of additional costs that it may incur in connection with the recall of these products. In addition, we are currently unable to estimate the impact of this recall on our future sales of sunflower kernel products or on our relationships with our customers.

We carry product recall insurance and business interruption insurance and we will seek to recover a portion of the recall-related costs through our insurance policies. To the extent we are able to recover costs related to the recall through our insurance policies, such recoveries will be recorded in the period in which the recoveries are determined to be probable of realization. However, we cannot guarantee that we will be able to recover amounts through insurance or the extent of any such recoveries.

Withdrawal of Private Label Orange Juice Product

On March 9, 2016, in coordination with us, a customer initiated a voluntary withdrawal of a private label orange juice product that we produced at our San Bernardino, California premium juice facility, due to instances of early spoilage within the prescribed shelf life of the product. When we received notice from the customer regarding this matter, we temporarily halted production of the product while we investigated the cause, and production has now resumed. In the first quarter of 2016, we recognized total costs of $1.0 million associated with this withdrawal, which primarily represented the cost of the affected product expected to be returned by the customer and consumers. As the voluntary withdrawal is substantively complete, we do not expect to incur significant additional costs associated with this withdrawal.

Sale of Opta Minerals

On February 11, 2016, Opta Minerals entered into a definitive acquisition agreement, pursuant to which an affiliate of Speyside Equity Fund I LP (“Speyside”) agreed to acquire substantially all of the issued and outstanding shares of Opta Minerals. The acquisition of Opta Minerals by Speyside was completed on April 6, 2016, following a vote of the shareholders of Opta Minerals in favor of the transaction on March 31, 2016.

Upon closing of the transaction, we received aggregate gross proceeds of $4.8 million (C$6.2 million), of which $3.2 million (C$4.2 million) was received in cash, with the remainder received in the form of a $1.6 million (C$2.0 million) subordinated promissory note bearing interest at 2.0% per annum that will mature on October 6, 2018. We incurred direct costs related to the sale of Opta Minerals of $0.8 million. The sale of our equity interest in Opta Minerals was consistent with our objective of divesting our non-core assets in order to become a pure-play healthy and organic foods company. We do not expect to have any significant continuing involvement with Opta Minerals.

We determined that Opta Minerals qualified for reporting as a discontinued operation held for sale as at April 2, 2016 and January 2, 2016. In the fourth quarter of 2015, we recognized a loss on classification as held for sale of $10.5 million, or $7.7 million net of non-controlling interest, to write down the carrying value of Opta Minerals’ net assets to fair value less cost to sell based on estimated net proceeds on sale of approximately $4.5 million as at January 2, 2016. In the first quarter of 2016, we recognized a $0.6 million gain on classification as held for sale which reflected a $1.1 million decline in the carrying value of Opta Mineral’s net assets, partially offset by a $0.5 million reduction in the estimated net proceeds on sale.

SUNOPTA INC.	29	April 2, 2016 10-Q

Five-Year Global Revolving Asset-Based Credit Facility

On February 11, 2016, we entered into a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity (the “Global Credit Facility”), as described below under “Liquidity and Capital Resources” and in note 6 to the unaudited consolidated financial statements included in this report.

Sunrise Holdings (Delaware), Inc.

On October 9, 2015, we completed the acquisition of 100% of the issued and outstanding common shares of Sunrise Holding (Delaware), Inc. (“Sunrise”), pursuant to a Purchase and Sale Agreement (the “PSA”) dated July 30, 2015 (the “Sunrise Acquisition”), for total consideration of $472.7 million in cash. We financed the Sunrise Acquisition through a combination of: (i) net proceeds of approximately $95.5 million from a registered offering of 16.7 million of our common shares that closed on September 30, 2015; (ii) net borrowings of approximately $318.0 million under a second lien loan agreement (the “Second Lien Loan Agreement”), as described below under “Liquidity and Capital Resources”; and (iii) borrowings of approximately $59.2 million under our existing credit facilities. Sunrise is a processor of conventional and organic individually quick frozen fruit in the U.S. The acquisition of Sunrise is aligned with our strategic focus on healthy foods, and is expected to provide us with a leadership position in frozen fruit, both leveraging and complementing our integrated “field-to-table” business model, as well as providing multiple synergy opportunities. Sunrise has been included in the Consumer Products operating segment since the date of acquisition.

In January 2016, we initiated the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition. In particular, during the first quarter of 2016, we transferred all production volume from our Buena Park, California facility into Sunrise’s facilities located in Kansas and California. We expect to fully vacate our leased Buena Park facility in the second quarter of 2016. This operational consolidation is expected to provide a large part of our targeted cost synergies from the Sunrise Acquisition for 2016.

Niagara Natural Fruit Snack Company Inc.

On August 11, 2015, we acquired the net operating assets of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”), a manufacturer of all-natural fruit snacks. Niagara Natural’s operations are located in the Niagara Region of Ontario. The transaction included a cash purchase price of $6.5 million, subject to certain post-closing adjustments, plus contingent consideration of up to approximately $2.8 million based on specific performance targets. The fair value of the contingent consideration obligation was determined to be $2.3 million as at the acquisition date. We believe Niagara Natural is a strong strategic fit within our core consumer products strategy, aligning well with our focus on healthy and convenient snacking, as well as within our vertically integrated business model since the majority of ingredients can be sourced through our Global Ingredients segment. In addition, with this acquisition, we extend our market presence in fruit snacks with manufacturing operations in both the east and west regions of North America, which is expected to generate operational and logistical synergies. Niagara Natural has been included in the Consumer Products operating segment since the date of acquisition.

On May 5, 2016, we entered an agreement with the owners of Niagara Natural to settle the contingent consideration obligation in exchange for a one-time cash payment of $0.6 million. In the second quarter of 2016, we expect to recognize a gain of approximately $1.7 million in connection with this settlement, based on the difference between the fair value of the contingent consideration obligation of $2.3 million as at April 2, 2016 and the cash payment.

Citrusource, LLC

On March 2, 2015, we acquired Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S. We paid $13.3 million in cash at closing and we may pay additional consideration based on the incremental growth in Citrusource’s base business and the value of synergies created from combining the operations of Citrusource with our premium juice facility. The fair value of the total consideration transferred to acquire Citrusource was $31.7 million as at the acquisition date. The acquisition of Citrusource aligns with our strategy of growing our value-added consumer products portfolio and leveraging our integrated operating platform. Citrusource has been included in the Consumer Products operating segment since the date of acquisition.

SUNOPTA INC.	30	April 2, 2016 10-Q

Consolidated Results of Operations for the quarters ended April 2, 2016 and April 4, 2015

For the quarter ended	April 2, 2016	April 4, 2015	Change	Change
	$	$	$	%
Revenues
Global Ingredients	146,022	155,057	(9,035)	-5.8%
Consumer Products	206,292	118,892	87,400	73.5%
Total revenues	352,314	273,949	78,365	28.6%

Gross profit
Global Ingredients	18,092	17,319	773	4.5%
Consumer Products	13,809	11,851	1,958	16.5%
Total gross profit	31,901	29,170	2,731	9.4%

Segment operating income (loss)(1)
Global Ingredients	6,441	8,981	(2,540)	-28.3%
Consumer Products	(1,778)	2,560	(4,338)	-169.5%
Corporate Services	(2,028)	(1,590)	(438)	-27.5%
Total segment operating income	2,635	9,951	(7,316)	-73.5%

Other expense, net	3,978	104	3,874	3725.0%
Earnings (loss) from continuing operations before the following	(1,343)	9,847	(11,190)	-113.6%
Interest expense, net	11,022	927	10,095	1089.0%
Provision for (recovery of) income taxes	(3,086)	3,021	(6,107)	-202.2%
Earnings (loss) from continuing operations	(9,279)	5,899	(15,178)	-257.3%
Earnings (loss) attributable to non-controlling interests	384	(55)	439	798.2%
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(720)	150	20.8%

Earnings (loss) attributable to SunOpta Inc.(2)	(10,233)	5,234	(15,467)	-295.5%

(1)	When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items determined in accordance with U.S. GAAP. This measure is the basis on which management, including the Chief Executive Officer, assesses the underlying performance of our operating segments. We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our core operating performance. However, the non-GAAP measure of operating income should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of “segment operating income (loss)” to “earnings from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
April 2, 2016
Segment operating income (loss)	6,441	(1,778)	(2,028)	2,635
Other expense, net	(660)	(3,091)	(227)	(3,978)
Earnings (loss) from continuing operations before the following	5,781	(4,869)	(2,255)	(1,343)

April 4, 2015
Segment operating income (loss)	8,981	2,560	(1,590)	9,951
Other income (expense), net	-	-	(125)	(125)
Earnings (loss) from continuing operations before the following	8,981	2,560	(1,715)	9,826

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

SUNOPTA INC.	31	April 2, 2016 10-Q

(2)	When assessing our financial performance, we use an internal measure that excludes the following items from earnings attributable to SunOpta Inc. determined in accordance with U.S. GAAP: (i) results of discontinued operations; (ii) specific items recognized in other income/expense; (iii) impairment losses on long-lived assets, investments, and goodwill; and (iv) other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these items enhances an analysis of our financial performance of our core business when comparing those operating results between periods, as we do not consider these items to be reflective of normal core business operations. The following table presents a reconciliation of “adjusted earnings” from “loss attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

		Per Diluted Share
For the quarter ended	$	$
April 2, 2016
Loss attributable to SunOpta Inc.	(10,233)	(0.12)
Loss from discontinued operations attributable to SunOpta Inc.	570	0.01
Loss from continuing operations attributable to SunOpta Inc.	(9,663)	(0.11)

Adjusted for:
Costs related to business acquisitions(a)	12,511
Plant start-up costs(b)	1,287
Legal fees related to ongoing litigation(c)	625
Write-off of debt issuance costs(d)	215
Other(e)	2,243
Net income tax effect of preceding adjustments	(4,531)
Adjusted earnings	2,687	0.03

April 4, 2015
Earnings attributable to SunOpta Inc.	5,234	0.08
Loss from discontinued operations attributable to SunOpta Inc.	720	0.01
Earnings from continuing operations attributable to SunOpta Inc.	5,954	0.09

Adjusted for:
Other expense (net of income taxes of $35)	69
Adjusted earnings	6,023	0.09

(a)	Reflects costs related to business combinations, including an acquisition accounting adjustment related to Sunrise's inventory sold in the first quarter of 2016 of $7.6 million, which is recorded in cost of goods sold; the non-cash amortization of debt issuance costs incurred in connection with the financing related to the Sunrise Acquisition of $3.0 million, which is recorded in interest expense; and $1.9 million of integration costs related to the closure and consolidation of our frozen fruit processing facilities following the Sunrise Acquisition, which are recorded in cost of goods sold and other expense.
(b)	Plant start-up costs relate to the ramp-up of production at our Allentown, Pennsylvania facility following the completion of the addition of aseptic beverage processing and filling capabilities in the fourth quarter of 2015, which are recorded in cost of goods sold. These start-up costs reflect the negative gross margin reported by the facility, which is expected to decrease as the facility ramps up to break-even production levels.
(c)	Reflects litigation-related legal costs associated with a previously disclosed dispute with Plum PBC (“Plum”) related to a recall of resealable pouch products in the fourth quarter of 2013, which are recorded in selling, general and administrative (“SG&A”) expenses.
(d)	Reflects the write-off to interest expense of remaining unamortized debt issuance costs related to our North American credit facilities, which were replaced by the Global Credit Facility.
(e)	Other includes costs of $1.0 million associated with the voluntary product withdrawal of private label orange juice and a loss of $0.5 million recognized in connection with the voluntary recall of certain sunflower kernel products, as well as severance costs and fair value adjustments related to contingent consideration arrangements, which are recorded in other expense.

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

Revenues for the quarter ended April 2, 2016 increased by 28.6% to $352.3 million from $273.9 million for the quarter ended April 4, 2015. The increase in revenues was driven primarily by the acquired businesses, as well as growth in frozen fruit, aseptic beverage and resealable pouch products. These factors were partially offset by the effect of lower commodity prices and volumes of specialty raw materials, as well as the unfavorable impact of a stronger U.S. dollar on the competitiveness of our raw material exports. Excluding the impact on revenues in the first quarter of 2016 of acquired businesses (an increase in revenues of approximately $77 million) and changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $11 million), revenues increased 3.5% in the first quarter of 2016, compared with the first quarter of 2015.

SUNOPTA INC.	32	April 2, 2016 10-Q

Gross profit increased $2.7 million, or 9.4%, to $31.9 million for the quarter ended April 2, 2016, compared with $29.2 million for the quarter ended April 4, 2015. As a percentage of revenues, gross profit for the quarter ended April 2, 2016 was 9.1% compared to 10.6% for the quarter ended April 4, 2015, a decrease of 1.5% . The gross profit percentage for the first quarter of 2016 would have been approximately 11.6%, excluding the impact of an acquisition accounting adjustment related to the Sunrise’s inventory sold in the first quarter of 2016 ($7.6 million) and start-up costs related to the ramp-up of production at our Allentown, Pennsylvania aseptic beverage processing facility ($1.3 million). The 1.0% increase in the first-quarter-over-first-quarter gross profit percentage on an adjusted basis was driven mainly by acquired businesses and improved pricing for frozen fruit offerings, as well as improved plant utilization within our resealable pouch and sunflower operations. These factors were partially offset by a temporary shutdown of our San Bernardino, California premium juice facility while we investigated the cause of the shorter than expected shelf life for the private label orange juice product that was subject to the voluntary withdrawal.

Total segment operating income for the quarter ended April 2, 2016 decreased by $7.3 million, or 73.5%, to $2.6 million, compared with $10.0 million for the quarter ended April 4, 2015. As a percentage of revenues, segment operating income was 0.7% for the quarter ended April 2, 2016, compared with 3.6% for the quarter ended April 4, 2015. The decrease in segment operating income reflected lower overall gross profit as described above, and a $3.6 million increase in SG&A expenses, mainly reflecting incremental expenses from acquired businesses, as well as higher litigation-related legal costs mainly related to the Plum dispute (see note 11 to the unaudited consolidated financial statements included in this report). As a percentage of revenues, SG&A expenses were 6.9% in in the first quarter of 2016, compared with 7.6% in the first quarter of 2015. Also contributing to the decrease in segment operating income was an increase in intangible asset amortization of $2.2 million in the first quarter of 2016, compared with the first quarter of 2015, reflecting the incremental amortization of identified intangible assets of acquired businesses. In addition, the decrease in segment operating income reflected a foreign exchange loss of $2.2 million in the first quarter of 2016, compared with a foreign exchange gain of $2.1 million in the first quarter of 2015, mainly reflecting the impact of a weakening of the U.S. dollar relative to the euro on forward foreign exchange contracts within our international sourcing and supply operations, compared with a strengthening of the U.S. dollar relative to the euro in the corresponding period of 2015.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended April 2, 2016 of $4.0 million included facility rationalization and severance costs primarily related to the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition, as well as costs associated with the voluntary withdrawal of private label orange juice product and voluntary recall of certain sunflower kernel products (as described above under “Recent Developments – Withdrawal of Private Label Orange Juice Product and – Recall of Certain Sunflower Kernel Products”).

The increase in interest expense of $10.1 million to $11.0 million for the quarter ended April 2, 2016, compared with $0.9 million for the quarter ended April 4, 2015, primarily reflected increased costs associated with borrowings under the Second Lien Loan Agreement and our credit facilities in order to finance the Sunrise Acquisition, which included $3.0 million of non-cash amortization of debt issuance costs associated with the Second Lien Loan Agreement. In addition, in the first quarter of 2016, we wrote-off $0.3 million of remaining unamortized debt issuance costs related to our former North American credit facilities, which were replaced by the Global Credit Facility.

We recognized a recovery of income tax of $3.1 million, or 25.0% of loss before income taxes, for the quarter ended April 2, 2016, compared with a provision for income tax of $3.0 million, or 33.9% of earnings before income taxes, for the quarter ended April 4, 2015. The decrease in the effective tax rate reflects the impact of changes in the jurisdictional mix of earnings, mainly due to lower pre-tax earnings in the U.S., which was the result of higher cash interest costs related to the financing of the Sunrise Acquisition, as well as discrete costs related to business acquisitions, including the acquisition accounting adjustment to Sunrise inventory sold in the period and the amortization of debt issuance costs related to the Second Lien Loan Agreement, as well as the impact of other discrete items including costs associated with the consolidation of our frozen fruit processing facilities and product withdrawal and recall costs. For fiscal 2016, we expect our effective tax rate to be in the range of 32% to 34%, excluding discrete items.

SUNOPTA INC.	33	April 2, 2016 10-Q

Loss from continuing operations attributable to SunOpta Inc. for the quarter ended April 2, 2016 was $9.7 million, compared with earnings of $6.0 million for the quarter ended April 4, 2015, a decrease of $15.7 million. Diluted loss per share from continuing operations was $0.11 for the quarter ended April 2, 2016, compared with diluted earnings per share from continuing operations of $0.09 for the quarter ended April 4, 2015.

Loss from discontinued operations of $0.6 million for the quarter ended April 2, 2016 reflected the loss from operations of Opta Minerals of $2.0 million, which included an asset impairment charge of $1.2 million, partially offset by a $0.6 million gain on classification as held for sale, net of recovery of income taxes and non-controlling interest of $0.9 million. Loss from discontinued operations of $0.7 million for the quarter ended April 4, 2015 reflected the loss from operations of Opta Minerals of $1.3 million, net of recovery of income taxes and non-controlling interest of $0.6 million.

On a consolidated basis, we realized a loss of $10.2 million (diluted loss per share of $0.12) for the quarter ended April 2, 2016, compared with earnings of $5.2 million (diluted earnings per share of $0.08) for the quarter ended April 4, 2015.

For the quarter ended April 2, 2016, adjusted earnings were $2.7 million, or $0.03 per diluted share, compared with adjusted earnings of $6.0 million, or $0.09 per diluted share for the quarter ended April 4, 2015. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients
For the quarter ended	April 2, 2016	April 4, 2015	Change	% Change

Revenues	$146,022	$155,057	$(9,035)	-5.8%
Gross Margin	18,092	17,319	773	4.5%
Gross Margin %	12.4%	11.2%		1.2%

Operating Income	$6,441	$8,981	$(2,540)	-28.3%
Operating Income %	4.4%	5.8%		-1.4%

Global Ingredients contributed $146.0 million in revenues for the quarter ended April 2, 2016, compared to $155.1 million for the quarter ended April 4, 2015, a decrease of $9.0 million, or 5.8% . Excluding the impact of changes including foreign exchange rates and commodity-related pricing, Global Ingredients revenues increased approximately 1.0% . The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the quarter ended April 4, 2015	$155,057
Lower volumes of specialty corn and soy driven by a reduction of contracted acres, as well as lower volumes of sunflower in-shell and kernel due primarily to a stronger U.S. currency, which pressured exports, partially offset by increased volumes of organic feed, roasted and other ingredient products	(9,601)
Decreased pricing of specialty corn, soy, sunflower and organic feed	(7,118)
Decreased pricing for organic fruit and vegetables, seeds and nuts, quinoa, coffee and oils, partially offset by increases in pricing for sugar	(2,636)
Unfavorable foreign exchange impact on euro-denominated sales due to the stronger U.S. dollar	(877)
Higher sales volumes of internationally sourced organic ingredients including cocoa, coffee, grains and pulses, oils, and fruit and vegetables	11,197
Revenues for the quarter ended April 2, 2016	$146,022

SUNOPTA INC.	34	April 2, 2016 10-Q

Gross margin in Global Ingredients increased by $0.8 million to $18.1 million for the quarter ended April 2, 2016 compared to $17.3 million for the quarter ended April 4, 2015, and the gross margin percentage increased by 1.2% to 12.4% . The increase in gross margin as a percentage of revenue was primarily due to a favorable sales mix of higher margin organic raw materials, mark-to-market gains on commodity futures contracts, and improved sunflower processing yields and operating efficiencies, partially offset by lower pricing spreads on non-GMO soy, corn and organic feed. The table below explains the increase in gross margin:

Global Ingredients Gross Margin Changes
Gross margin for the quarter ended April 4, 2015	$17,319
Favorable margin impact of higher sales volumes, improved operating performance at our cocoa ingredient facility and mark-to-market gains related to commodity futures contracts, partially offset by lower pricing spread on coffee	1,651
Improved sunflower processing yields on raw materials and improved operating efficiencies due in part to reduced overhead costs and lower diversion to by-product streams	1,069
Improved efficiency of international production facilities and the impact from positive claim resolutions partially offset by lower pricing on cocoa and sugar	499
Lower pricing spread on specialty corn and soy, and organic feed	(2,031)
Margin impact from reduced yield and other operational inefficiencies at European sunflower operations	(415)
Gross margin for the quarter ended April 2, 2016	$18,092

Operating income in Global Ingredients decreased by $2.5 million, or 28.3%, to $6.4 million for the quarter ended April 2, 2016, compared to $9.0 million for the quarter ended April 4, 2015. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended April 4, 2015	$8,981
Increase in gross margin, as explained above	773
Decrease in corporate cost allocations	683
Decrease in SG&A expenses, primarily due to lower compensation costs partially offset by higher bad debt and other SG&A costs	62
Decreased foreign exchange gains on forward derivative contracts, partially offset by a favorable impact on expenses due to the stronger U.S. dollar relative to the euro	(4,058)
Operating income for the quarter ended April 2, 2016	$6,441

Looking forward, we believe Global Ingredients is well positioned in growing non-GMO and organic food categories. We intend to focus our efforts on (i) growing our organic sourcing and supply capabilities, making certified organic ingredients a larger proportion of our overall sales; (ii) leveraging our international sourcing and supply capabilities internally, and forward and backward integrating where opportunities exist; and (iii) expanding our international sales base via strategic relationships for procurement of product to drive incremental sales volume. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	35	April 2, 2016 10-Q

Consumer Products
For the quarter ended	April 2, 2016	April 4, 2015	Change	% Change

Revenues	$206,292	$118,892	$87,400	73.5%
Gross Margin	13,809	11,851	1,958	16.5%
Gross Margin %	6.7%	10.0%		-3.3%

Operating Income (Loss)	$(1,778)	$2,560	$(4,338)	-169.5%
Operating Income (Loss)%	-0.9%	2.2%		-3.1%

Consumer Products contributed $206.3 million in revenues for the quarter ended April 2, 2016, compared to $118.9 million for the quarter ended April 4, 2015, an $87.4 million, or 73.5% increase. Excluding the impact of changes primarily related to revenues acquired as a result of the acquisitions of Sunrise, Citrusource and Niagara Natural in 2015, Consumer Products revenues increased approximately 5.4% . The table below explains the increase in revenues:

Consumer Products Revenue Changes
Revenues for the quarter ended April 4, 2015	$118,892
Acquired revenues as a result of 2015 acquisitions of Sunrise, Citrusource and Niagara Natural	76,560
Increased volumes of IQF fruit, as well as customer price increases due to higher cost fruit, partially offset by customer transition in advance of the closure of the Buena Park processing facility	7,151
Increase in revenues of aseptic beverages, primarily serving the food service channel, partially offset by lower retail aseptic sales and lower sales of premium juice as a result of downtime associated with the voluntary withdrawal of private label orange juice product	2,836
Increased volumes of resealable pouch offerings as a result of new business contracted and increases with existing customers, partially offset by lower volumes of fruit snacks and specialty bars	853
Revenues for the quarter ended April 2, 2016	$206,292

Gross margin in Consumer Products increased by $2.0 million to $13.8 million for the quarter ended April 2, 2016 compared to $11.9 million for the quarter ended April 4, 2015, and the gross margin percentage decreased by 3.3% to 6.7% . The decrease in gross margin as a percentage of revenue was due primarily to the $7.6 million acquisition accounting adjustment related to Sunrise inventory sold, as well as costs associated with expansion activities at our Allentown aseptic facility of $1.3 million. Excluding these costs, the gross margin percentage in the consumer products segment would have been 11.0% for the quarter ended April 2, 2016. The table below explains the increase in gross margin:

SUNOPTA INC.	36	April 2, 2016 10-Q

Consumer Products Gross Margin Changes
Gross margin for the quarter ended April 4, 2015	$11,851
Margin impact of the Sunrise Acquisition and improved pricing for frozen fruit offerings, partially offset by lower margins for fruit bases and toppings	11,391
Increased volumes of resealable pouch offerings partially offset by lower volumes of fruit snacks and specialty bars	121
Margin impact from acquisition accounting adjustment related to Sunrise inventory sold in the quarter	(7,626)
Decreased contribution from sales of aseptic and non-aseptic private label beverages, driven by increased fixed costs associated with the expanded aseptic processing and packaging capabilities at our Modesto, California facility and recently opened Allentown, Pennsylvania facility, production inefficiencies due in part to downtime associated with the voluntary withdrawal of private label orange juice product, and lower tolling rates with certain aseptic customers	(1,928)
Gross margin for the quarter ended April 2, 2016	$13,809

Operating income in Consumer Products decreased by $4.3 million, or 169.5%, to an operating loss of $1.8 million for the quarter ended April 2, 2016, compared to operating income of $2.6 million for the quarter ended April 4, 2015. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended April 4, 2015	$2,560
Increase in gross margin, as explained above	1,958
Increased SG&A costs due primarily to the acquisitions of Sunrise, Citrusource and Niagara Natural, partially offset by lower compensation costs	(4,964)
Increase in corporate cost allocations	(1,332)
Operating loss for the quarter ended April 2, 2016	$(1,778)

During 2015, we completed three strategic acquisitions in each of our primary consumer product commercial platforms; healthy beverage, healthy fruit, and healthy snacks. In addition, we completed a significant capacity expansion at our West Coast aseptic beverage facility, and in the fourth quarter opened a new East Coast aseptic beverage facility. All of these acquisitions and investments are designed to expand our ability to address fast growing markets, provide a strategic east-west footprint, strengthen our revenue growth, and drive improvements in our margin profile and operating income. Looking forward we intend to leverage these new assets, as well as our innovation capabilities to bring new value-added packaged products and processes to market and to increase our capacity utilization across the Consumer Products segment. In addition, we believe the Sunrise Acquisition will allow us to further leverage our global sourcing expertise, as it provides us with a leading market positon in conventional and organic private label IQF fruit. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	37	April 2, 2016 10-Q

Corporate Services
For the quarter ended	April 2, 2016	April 4, 2015	Change	% Change

Operating Loss	$(2,028)	$(1,590)	$(438)	-27.5%

Operating loss at Corporate Services increased by $0.4 million to $2.0 million for the quarter ended April 2, 2016, from a loss of $1.6 million for the quarter ended April 4, 2015. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended April 4, 2015	$(1,590)
Increased information technology consulting, professional fees and costs associated with an ongoing litigation	(938)
Higher compensation-related costs due to increased headcount, stock-based compensation and health benefits	(416)
Increase in corporate cost allocations that are charged to SunOpta reporting segments, due in part to a further centralization of services	649
Decrease in foreign exchange losses	267
Operating loss for the quarter ended April 2, 2016	$(2,028)

segments, as well as costs related to the enterprise resource management system. These expenses are allocated to the operating segments based on (1) specific identification of allocable costs that represent a service provided to each segment and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each segment. The 2016 management fee allocations reflect the additional revenues and head count added as a result of the acquisitions of Sunrise, Citrusource, and Niagara Natural. These acquisitions added approximately $350.0 million in annualized revenues all to the Consumer Products segment.

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

On February 11, 2016, we entered into a five-year, $350.0 million Global Credit Facility, which replaced our previous North American credit facilities, which were comprised of a $165.0 million facility and a C$10.0 million facility, that were set to expire January 27, 2017, and our €92.5 million multipurpose European credit facilities that were due on demand with no set maturity date. The Global Credit Facility will be used to support the working capital and general corporate needs of our global operations, in addition to funding future strategic initiatives. In addition, subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, we may request to increase the total lending commitments under this facility to a maximum aggregate principal amount not to exceed $450.0 million. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at April 2, 2016, we had outstanding borrowings of $199.6 million and approximately $90 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 6 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	38	April 2, 2016 10-Q

On October 9, 2015, SunOpta Foods Inc. and certain of our other subsidiaries entered into the Second Lien Loan Agreement with a group of lenders, pursuant to which we borrowed an aggregate principal amount of $330.0 million of term loans. The net proceeds of the Second Lien Loan Agreement were used to partially fund the Sunrise Acquisition, as described above under “Recent Developments – Sunrise Holdings (Delaware), Inc.” The term loans made under the Second Lien Loan Agreement on October 9, 2015 (the “Initial Loans”) mature on October 9, 2016. If any Initial Loans remain outstanding on maturity and no bankruptcy or event of default then exists, all Initial Loans then outstanding will automatically convert into term loans that would mature on October 9, 2022. As at April 2, 2016, we had repaid $20.0 million principal amount of the Initial Loans. Under the terms of the financing commitments that we received in connection with the Sunrise Acquisition, our lenders may demand that we enter into alternative long-term financing to replace the remaining $310.0 million principal amount of Initial Loans at an interest rate of up to 9.5% per annum at any time prior to October 9, 2016. For more information on the Second Lien Loan Agreement, see note 6 to the unaudited consolidated financial statements included in this report.

We have an effective registration statement on file with the U.S. Securities and Exchange Commission, pursuant to which we may offer up to $200.0 million of debt, equity and other securities. We also have a prospectus on file with Canadian securities regulators covering the offer and sale of up to $200.0 million of debt, equity and other securities. As described above under “Recent Developments – Sunrise Holdings (Delaware), Inc.”, we issued 16.7 million of our common shares for gross proceeds of $100.0 million under the U.S. registration statement and the Canadian prospectus. The remaining amount of $100.0 million available under U.S. registration statement and the Canadian prospectus could be used by us for a public offering of debt, equity or other securities to raise additional capital. Our ability to conduct any such future offerings will be subject to market conditions.

In order to finance significant acquisitions that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock as consideration in an acquisition. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us.

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favourable terms, if at all, could be limited.

Cash Flows

Cash flows for the quarter ended April 2, 2016

Net cash and cash equivalents increased $3.2 million in the first quarter of 2016 to $5.5 million as at April 2, 2016, compared with $2.3 million as at January 2, 2016, which primarily reflected net borrowings under our line of credit facilities of $39.9 million, mostly offset by:

•	cash used by continuing operating activities of $17.9 million;

•	repayment of $10.0 million of Initial Loans under the Second Lien Loan Agreement;

•	capital expenditures of $4.5 million; and

•	payment of $4.1 million debt issuance costs related to the Global Credit Facility.

Cash used in operating activities of continuing operations was $17.9 million in the first quarter of 2016, compared with $11.0 million in the first quarter of 2015, an increase in cash used of $6.9 million. In the first quarter of each fiscal year, cash used in continuing operations reflects the normal timing of cash payments to growers for crop deliveries during the fourth quarter of the prior fiscal year, which is typically the quarter with the higher level of deliveries. The increase in cash used in operating activities in the first quarter of 2016, compared with the first quarter of 2015, reflected the cash settlement of $4.3 million of transaction costs related to the Sunrise Acquisition that were incurred in the fourth quarter of 2015, as well as increased working capital requirements related to acquired businesses.

SUNOPTA INC.	39	April 2, 2016 10-Q

Cash used in investing activities of continuing operations was $4.5 million in the first quarter of 2016, compared with $18.9 million in the first quarter of 2015, a decrease in cash used of $14.4 million, which mainly reflected the $13.3 million upfront payment to acquire Citrusource in the first quarter of 2015.

Cash provided by financing activities of continuing operations was $25.8 million in the first quarter of 2016, compared with $23.4 million in the first quarter of 2015, an increase in cash provided of $2.4 million. Net borrowings under our line of credit facilities increased $18.5 million in the first quarter of 2016, compared with the first quarter of 2015, including the repayment in full of outstanding borrowings of $192.7 million under our North American and European credit facilities with new borrowings under the Global Credit Facility. The first-quarter-over-first-quarter increase in borrowings under our credit facilities reflected the repayment of $10.0 million of borrowings under the Second Lien Loan Agreement and payment of $4.1 million of debt issuance costs incurred in connection with the Global Credit Facility, as well as the settlement of acquisition-related transaction costs and increased working capital requirements.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

Except for the entry into the Global Credit Facility, which replaced our previous North American and European credit facilities as described above under “Liquidity and Capital Resources”, there have been no material changes outside the normal course of business in our contractual obligations since January 2, 2016. As at April 2, 2016, borrowings under the Global Credit Facility totaled $199.6 million and our total bank indebtedness was $202.4 million. Outstanding amounts under the Global Credit Facility are repayable in full on February 10, 2021.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of the Form 10-K. There have been no material changes to our exposures to market risks since January 2, 2016.

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

SUNOPTA INC.	40	April 2, 2016 10-Q

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of April 2, 2016.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended April 2, 2016. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	41	April 2, 2016 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Plum Dispute

Plum, PBC, a Delaware public benefit corporation (“Plum”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing processes, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America (“CPNA”) as a Defendant. SGOI has asserted counterclaims against Plum, crossclaims against CPNA and third-party claims against Gualapack S.p.A, Hosokawa Yoko, Co., Secure HY Packaging Co., Ltd. and CDF Corporation. CPNA has asserted cross-claims against SGOI. Plum alleges it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleges that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum is seeking unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees. The Company disputes the allegations made by Plum against SGOI and intends to vigorously defend itself against these claims; however, the Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

Employment Matter

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes approximately 4,000 to 4,500 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties are currently engaged in pre-class certification discovery. The Company is unable to estimate any potential liabilities relating to this proceeding, and any such liabilities could be material.

From time to time, we are involved in other litigation incident to the ordinary conduct of our business. For a discussion of legal proceedings, see note 11 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended January 2, 2016. There have been no material changes to the previously-reported risk factors as of the date of this quarterly report. All of such previously reported risk factors continue to apply to our business and should be carefully reviewed in connection with an evaluation of our Company. However, we have updated the risk factor below for items disclosed in this report.

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

SUNOPTA INC.	42	April 2, 2016 10-Q

For example, in November 2013, one of our customers initiated a voluntary recall of certain products manufactured by one of our wholly-owned subsidiaries, stating that it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which it alleges resulted from a post-processing issue at our subsidiary’s Allentown, Pennsylvania facility. Although we dispute the allegations, we are involved in litigation regarding these claims and have incurred related costs. See “Item 1. Legal Proceedings.” In addition, on May 3, 2016, we announced a voluntary recall of certain sunflower kernel products produced at our Crookston, Minnesota facility that have the potential to be contaminated with Listeria monocytogenes bacteria, and a number of our customers have initiated recalls of their products that contain the affected sunflower kernels as an ingredient or component.

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

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	43	April 2, 2016 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 11, 2016	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	44	April 2, 2016 10-Q

EXHIBIT INDEX

Exhibit No.	Description

4.1	Amended and Restated Shareholder Rights Plan Agreement, dated November 10, 2015, amended and restated as of April 18, 2016, between SunOpta Inc. and American Stock Transfer & Trust Company LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016).

31.1	Certification by Hendrik Jacobs, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications by Hendrik Jacobs, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SUNOPTA INC.	45	April 2, 2016 10-Q