Form 10-Q
period 2016-07-02
SunOpta Inc.
filed 2016-08-10
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

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

Yes [_]      No [X]

The number of the registrant’s common shares outstanding as of August 5, 2016 was 85,613,246.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended July 2, 2016

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at July 2, 2016, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.2917 and $1.00 = €0.9013. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate“, “estimate“, “intend“, “project“, “potential“, “continue“, “believe“, “expect“, “could“, “would“, “should“, “might“, “plan“, “will“, “may“, “predict“, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to our acquisition of Sunrise Holdings (Delaware) Inc. (“Sunrise”); business acquisition transaction values; future financial and operating results, plans, objectives, expectations and intentions, and other statements that are not historical facts; estimated losses and related insurance recoveries associated with the recall of certain roasted sunflower kernel products; possible operational consolidation; reduction of non-core assets and operations; business strategies; plant and production capacities; revenue generation potential; anticipated construction costs; competitive strengths; goals; capital expenditure plans; business and operational growth and expansion plans; anticipated operating margins and operating income targets; gains or losses associated with business transactions; cost reductions; rationalization and improved efficiency initiatives; proposed new product offerings; and references to the future growth of our business and global markets for our products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances

SUNOPTA INC.	2	July 2, 2016 10-Q

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
  our ability to retain key management and employees of acquired businesses;
  restrictions in our five-year revolving asset-based credit facility (the “Global Credit Facility”) on how we may operate our business;
  our ability to meet the covenants of the Global Credit Facility or to obtain necessary waivers from our lenders;
  our ability to obtain additional capital as required to maintain current growth rates;
  our ability to successfully consummate possible future divestitures of businesses;
  our increased vulnerability to economic downturns and adverse industry conditions due to our level of indebtedness;
  that our customers may choose not to buy products from us;
  loss of one or more key customers;
  changes and difficulty in predicting consumer preferences for natural and organic food products;
  the highly competitive industry in which we operate;
  an interruption at one or more of our manufacturing facilities;
  technology failures that could disrupt our operations and negatively impact our business;
  the loss of service of our key management;
  labor shortages or increased labor costs;
  the effective management of our supply chain;
  volatility in the prices of raw materials and energy;
  the availability of organic and non-genetically modified ingredients;
  enactment of climate change laws;
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
SUNOPTA INC.	3	July 2, 2016 10-Q

  substantial environmental regulation and policies to which we are subject;
  significant food and health regulations to which we are subject;
  agricultural policies that influence our operations;
  product liability suits, recalls and threatened market withdrawals that may arise or be brought against us;
  food safety concerns and instances of food-borne illnesses that could harm our business;
  litigation and regulatory enforcement concerning marketing and labeling of food products;
  our exposure to our international operations;
  that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;
  fluctuations in exchange rates, interest rates and the prices of certain commodities;
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

SUNOPTA INC.	4	July 2, 2016 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	$	$	$	$

		(note 1)		(note 1)

Revenues	348,146	277,594	700,460	551,543

Cost of goods sold	312,168	247,941	632,581	492,720

Gross profit	35,978	29,653	67,879	58,823

Selling, general and administrative expenses	24,489	19,314	48,761	40,011
Intangible asset amortization	2,824	694	5,646	1,319
Other expense, net (note 9)	8,433	637	12,411	741
Foreign exchange loss (gain)	(180)	653	1,992	(1,450)

Earnings (loss) from continuing operations before the following	412	8,355	(931)	18,202

Interest expense, net	11,548	1,141	22,570	2,068

Earnings (loss) from continuing operations before income taxes	(11,136)	7,214	(23,501)	16,134

Provision for (recovery of) income taxes (note 10)	(7,135)	2,385	(10,221)	5,406

Earnings (loss) from continuing operations	(4,001)	4,829	(13,280)	10,728

Discontinued operations (note 3)
Loss from discontinued operations	-	(2,905)	(1,993)	(4,250)
Gain on classification as held for sale	-	-	560	-
Recovery of (provision for) income taxes	-	(1,153)	599	(889)
Loss from discontinued operations attributable to non-controlling interests	-	1,311	264	1,672
Loss from discontinued operations attributable to SunOpta Inc.	-	(2,747)	(570)	(3,467)

Earnings (loss)	(4,001)	2,082	(13,850)	7,261

Earnings (loss) attributable to non-controlling interests	123	33	507	(22)

Earnings (loss) attributable to SunOpta Inc.	(4,124)	2,049	(14,357)	7,283

Earnings (loss) per share – basic (note 11)
- from continuing operations	(0.05)	0.07	(0.16)	0.16
- from discontinued operations	-	(0.04)	(0.01)	(0.05)
	(0.05)	0.03	(0.17)	0.11

Earnings (loss) per share – diluted (note 11)
- from continuing operations	(0.05)	0.07	(0.16)	0.16
- from discontinued operations	-	(0.04)	(0.01)	(0.05)
	(0.05)	0.03	(0.17)	0.11

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	July 2, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	$	$	$	$

		(note 1)		(note 1)

Earnings (loss) from continuing operations	(4,001)	4,829	(13,280)	10,728
Loss from discontinued operations attributable to SunOpta Inc.	-	(2,747)	(570)	(3,467)
Earnings (loss)	(4,001)	2,082	(13,850)	7,261

Change in fair value of interest rate swap, net of taxes	-	67	-	(129)
Reclassification adjustment for loss included in earnings	-	339	-	339
Unrealized gain on interest rate swap, net	-	406	-	210

Currency translation adjustment	(2,346)	605	(407)	(3,832)

Other comprehensive earnings (loss), net of income taxes	(2,346)	1,011	(407)	(3,622)

Comprehensive earnings (loss)	(6,347)	3,093	(14,257)	3,639

Comprehensive loss attributable to non-controlling interest	(245)	(1,341)	(4)	(2,123)

Comprehensive earnings (loss) attributable to SunOpta Inc.	(6,102)	4,434	(14,253)	5,762

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	July 2, 2016 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at July 2, 2016 and January 2, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	July 2, 2016	January 2, 2016
	$	$

ASSETS
Current assets
Cash and cash equivalents	4,292	2,274
Accounts receivable	151,299	117,412
Inventories (note 6)	400,162	371,223
Prepaid expenses and other current assets	21,583	20,088
Current income taxes recoverable	20,588	21,728
Current assets held for sale (notes 1 and 3)	-	64,330
Total current assets	597,924	597,055

Property, plant and equipment	171,758	176,513
Goodwill (note 2)	241,669	241,690
Intangible assets (note 2)	189,406	195,008
Deferred income taxes	952	958
Other assets	13,455	7,979

Total assets	1,215,164	1,219,203

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	239,733	159,773
Accounts payable and accrued liabilities	159,872	151,831
Customer and other deposits	1,477	5,322
Income taxes payable	5,964	1,720
Other current liabilities	1,554	1,521
Current portion of long-term debt (note 7)	2,140	1,773
Current portion of long-term liabilities (note 2)	5,500	5,243
Current liabilities held for sale (notes 1 and 3)	-	52,486
Total current liabilities	416,240	379,669

Long-term debt (note 7)	315,944	321,222
Long-term liabilities (note 2)	15,945	17,809
Deferred income taxes	59,810	74,324
Total liabilities	807,939	793,024

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 85,611,496 shares issued and outstanding (January 2, 2016 - 85,417,849)	299,128	297,987
Additional paid-in capital	23,901	22,327
Retained earnings	92,481	106,838
Accumulated other comprehensive loss	(11,367)	(6,113)
	404,143	421,039
Non-controlling interests	3,082	5,140
Total equity	407,225	426,179

Total equity and liabilities	1,215,164	1,219,203

Commitments and contingencies (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	July 2, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 2, 2016	85,418	297,987	22,327	106,838	(6,113)	5,140	426,179

Employee stock purchase plan	50	200	-	-	-	-	200
Stock incentive plan	143	941	(418)	-	-	-	523
Stock-based compensation	-	-	1,992	-	-	-	1,992
Loss from continuing operations	-	-	-	(13,787)	-	507	(13,280)
Loss from discontinued operations, net of income taxes (note 3)	-	-	-	(570)	-	(264)	(834)
Disposition of discontinued operation (note 3)	-	-	-	-	(5,094)	(2,054)	(7,148)
Currency translation adjustment	-	-	-	-	(160)	(247)	(407)

Balance at July 2, 2016	85,611	299,128	23,901	92,481	(11,367)	3,082	407,225

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 3, 2015	67,074	190,668	22,490	129,309	(1,778)	12,639	353,328

Employee stock purchase plan	22	314	-	-	-	-	314
Stock incentive plan	648	4,165	(1,440)	-	-	-	2,725
Warrants	850	6,042	(2,163)	-	-	-	3,879
Stock-based compensation	-	-	2,239	-	-	-	2,239
Earnings from continuing operations	-	-	-	10,750	-	(22)	10,728
Loss from discontinued operations, net of income taxes	-	-	-	(3,467)	-	(1,672)	(5,139)
Currency translation adjustment	-	-	-	-	(3,332)	(500)	(3,832)
Change in fair value of interest rate swap, net of income taxes (note 5)	-	-	-	-	139	71	210
Acquisition of non-controlling interest	-	-	(1,018)	-	-	285	(733)

Balance at July 4, 2015	68,594	201,189	20,108	136,592	(4,971)	10,801	363,719

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	July 2, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	$	$	$	$
		(note 1)		(note 1)
CASH PROVIDED BY (USED IN)

Operating activities
Earnings (loss)	(4,001)	2,082	(13,850)	7,261
Loss from discontinued operations attributable to SunOpta Inc.	-	(2,747)	(570)	(3,467)
Earnings (loss) from continuing operations	(4,001)	4,829	(13,280)	10,728

Items not affecting cash:
Depreciation and amortization	8,549	4,262	17,309	8,325
Acquisition accounting adjustment on inventory sold	3,888	-	11,514	-
Amortization and write-off of debt issuance costs (note 7)	2,854	105	6,222	203
Impairment of long-lived assets (note 9)	-	-	1,735	-
Deferred income taxes	(10,821)	57	(14,508)	(138)
Stock-based compensation	953	1,058	1,992	2,028
Unrealized loss (gain) on derivative instruments (note 5)	(306)	996	(515)	893
Fair value of contingent consideration (note 9)	(1,603)	82	(1,405)	82
Other	367	964	407	1,479
Changes in non-cash working capital, net of business acquired (note 12)	(34,294)	(19,413)	(61,779)	(41,613)
Net cash flows from operations - continuing operations	(34,414)	(7,060)	(52,308)	(18,013)
Net cash flows from operations - discontinued operations	-	1,782	758	1,249
	(34,414)	(5,278)	(51,550)	(16,764)

Investing activities
Purchases of property, plant and equipment	(4,793)	(9,454)	(9,340)	(14,975)
Acquisition of business (note 2)	-	(733)	-	(14,033)
Payment of contingent consideration (note 5)	(4,554)	-	(4,554)	-
Decrease in long-term investment (note 5)	700	-	700	-
Proceeds from sale of assets	-	944	-	944
Other	-	(162)	-	(192)
Net cash flows from investing activities - continuing operations	(8,647)	(9,405)	(13,194)	(28,256)
Net cash flows from investing activities - discontinued operations	1,945	(217)	1,754	(439)
	(6,702)	(9,622)	(11,440)	(28,695)

Financing activities
Increase under line of credit facilities (note 7)	39,029	13,150	271,572	34,497
Repayment of line of credit facilities (note 7)	-	-	(192,677)	-
Borrowings under long-term debt (note 7)	-	-	432	-
Repayment of long-term debt (note 7)	(523)	(168)	(11,009)	(411)
Payment of debt issuance costs	(256)	-	(4,366)	-
Proceeds from the exercise of stock options and employee share purchases	575	1,423	687	3,039
Proceeds from the exercise of warrants	-	3,067	-	3,879
Other	(119)	(174)	(134)	(311)
Net cash flows from financing activities - continuing operations	38,706	17,298	64,505	40,693
Net cash flows from financing activities - discontinued operations	-	(1,551)	(1,180)	(813)
	38,706	15,747	63,325	39,880

Foreign exchange gain (loss) on cash held in a foreign currency	(61)	48	(24)	27
Increase (decrease) in cash and cash equivalents in the period	(2,471)	895	311	(5,552)

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	1,288	2,063	1,707	2,170
Less: Balance included at end of period	-	(2,232)	-	(2,232)

Cash and cash equivalents - beginning of the period	5,475	1,428	2,274	7,768

Cash and cash equivalents - end of the period	4,292	2,154	4,292	2,154

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	July 2, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	$	$	$	$

		(note 1)		(note 1)

Non-cash investing activities
Proceeds on disposition of discontinued operation, note receivable (note 3)	1,537	-	1,537	-
Acquisition of business, working capital adjustment (note 2)	-	-	-	319
Acquisition of business, settlement of pre-existing relationship (note 2)	-	-	-	(749)
Acquisition of business, contingent consideration at fair value (note 2)	-	-	-	(18,000)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
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

In addition, the Company owned approximately 66% of Opta Minerals Inc. (“Opta Minerals”) as at January 2, 2016, on a non-dilutive basis. Opta Minerals produces, distributes and recycles industrial minerals, silica-free abrasives and specialty sands. On February 12, 2016, the Company announced that Opta Minerals had entered into a definitive acquisition agreement, pursuant to which an affiliate of Speyside Equity Fund I LP (“Speyside”), agreed to acquire substantially all of the issued and outstanding shares of Opta Minerals. The acquisition of Opta Minerals by Speyside was completed on April 6, 2016, following a vote of the shareholders of Opta Minerals in favor of the transaction on March 31, 2016. For further information regarding the Company’s divestiture of its equity interest in Opta Minerals, see note 3.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended July 2, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 2, 2016. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Comparative Balances

As a result of the Company’s divestiture of Opta Minerals, the operating results and cash flows of Opta Minerals for the quarter and two quarters ended July 4, 2015 have been reclassified to discontinued operations to be consistent with presentation for the quarter and two quarters ended July 2, 2016. In addition, the assets and liabilities of Opta Minerals were reported as held for sale on the consolidated balance sheet as at January 2, 2016.

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

SUNOPTA INC.	11	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. In 2016, the FASB issued additional ASUs to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. ASU 2014-09, as amended, will be effective for annual and interim periods beginning on or after December 15, 2017, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is permitted only as of annual and interim reporting periods beginning on or after December 15, 2016. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

Total consideration for the Sunrise Acquisition was $472.7 million in cash paid at the acquisition date, which included the repayment of all outstanding obligations under Sunrise’s senior credit facility in the amount of $171.5 million. In addition, the total consideration included $23.0 million paid by the Company to the holders of Sunrise stock options. As all outstanding Sunrise stock options vested upon the consummation of the Sunrise Acquisition, pursuant to the terms of Sunrise’s pre-existing stock option agreements, the cash consideration paid to the optionholders was attributed to services prior to the Sunrise Acquisition and included as a component of the purchase price. The total consideration also included $20.9 million paid by the Company to settle acquisition-related transaction costs incurred by Sunrise in connection with the Sunrise Acquisition. As none of these costs were incurred by Sunrise on behalf of the Company, the cash consideration paid to settle these costs was included as a component of the purchase price.

SUNOPTA INC.	12	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as at the acquisition date. Amounts for working capital and goodwill are provisional pending final evaluation of certain pre-acquisition contingencies. The Company expects to finalize these amounts no later than one year from the acquisition date.

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

(2)

Includes an estimated fair value adjustment to inventory of $19.0 million, of which $11.5 million and $4.0 million was recognized in costs of goods sold for inventory sold in the first two quarters of 2016 and fourth quarter of 2015, respectively.

(3)	Includes an estimated fair value adjustment to property, plant and equipment of $3.7 million.

(4)

The identified intangible assets relate to customer relationships in existence at the acquisition date between Sunrise and major U.S. retail and foodservice customers. The customer relationships intangible assets will be amortized over an estimated weighted-average useful life of approximately 23 years. The estimated fair value of the intangible assets was determined using a discounted cash flow analysis (income approach), which applied a risk-adjusted discount rate of approximately 12.0%.

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

(6)	Represents the estimated fair value of the non-controlling interest in Sunrise’s 75%-owned Mexican subsidiary.

SUNOPTA INC.	13	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
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

The following table summarizes the fair values of the consideration transferred as at the acquisition date:

	Provisional
	Amounts		Final Amounts
	Recognized as at	Measurement	Recognized as at
	the Acquisition	Period	the Acquisition
	Date	Adjustment(1)	Date
	$	$	$
Cash	6,475	-	6,475
Working capital adjustment	237	(292)	(55)
Contingent consideration(2)	2,330	-	2,330
Total consideration transferred	9,042	(292)	8,750

(1)

The measurement period adjustment reflects the final determination of net working capital as at the acquisition date. This adjustment did not have a significant impact on the Company’s consolidated results of operations.

(2)

The Company agreed to pay the owners of Niagara Natural an additional amount of up to approximately $2.8 million over a period of two years subject to adjustment based on certain performance targets. The fair value of the contingent consideration was determined to be $2.3 million as of the acquisition date. On May 5, 2016, the Company and the owners of Niagara Natural entered into an agreement to settle the contingent consideration obligation in exchange for a one-time cash payment of $0.6 million. In the second quarter of 2016, the Company recognized a gain of $1.7 million in connection with this settlement, based on the difference between the fair value of the contingent consideration obligation and the cash payment (see note 9).

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as at the acquisition date:

	Provisional
	Amounts		Final Amounts
	Recognized as at	Measurement	Recognized as at
	the Acquisition	Period	the Acquisition
	Date	Adjustment(1)	Date
	$	$	$
Current assets	2,220	(292)	1,928
Machinery and equipment	3,414	-	3,414
Intangible assets(2)	2,459	-	2,459
Current liabilities	(687)	-	(687)
Net identifiable assets acquired	7,406	(292)	7,114
Goodwill(3)	1,636	-	1,636
Net assets acquired	9,042	(292)	8,750

(1)	The measurement period adjustment reflects the final determination of net working capital as at the acquisition date.

SUNOPTA INC.	14	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)	Intangible assets comprise customer relationships and non-competition arrangements, which will be amortized over an estimated weighted-average useful life of approximately 19 years.

(3)	The total amount of goodwill has been assigned to the Consumer Products operating segment.

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

(1)

The contingent consideration arrangement with the former unitholders of Citrusource comprises two components: (i) deferred consideration calculated based on a seven-times multiple of the incremental growth in Citrusource’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) in fiscal year 2015 versus EBITDA for fiscal year 2014; and (ii) an earn-out calculated based on 25% of the incremental growth in the sum of Citrusource’s EBITDA and the EBITDA of the Company’s San Bernardino, California, juice production facility (the “Combined EBITDA”) in each of fiscal years 2016, 2017 and 2018 versus the Combined EBITDA for fiscal year 2015. There are no upper limits to the amount of each of the components. The fair value measurement of the contingent consideration arrangement was determined to be approximately $18.0 million as at the acquisition date, based on a probability-weighted present value analysis, of which approximately $15.0 million was related to the deferred consideration and approximately $3.0 million is related to the earn-out. The deferred consideration is payable in four equal annual installments commencing in 2016. In the second quarter of 2016, the Company paid the first installment in the amount of $3.9 million. Of the remaining deferred consideration obligation, approximately $4.0 million is included in current portion of long-term liabilities and approximately $7.0 million is included in long-term liabilities on the consolidated balance sheets as at July 2, 2016. The earn-out obligation is also included in long-term liabilities on the consolidated balance sheet as at July 2, 2016. The fair value of the contingent consideration arrangement is based on significant level 3 unobservable inputs, including the following factors: (i) estimated range of EBITDA values in each of the earn-out periods; and (ii) the probability- weighting applied to each of the EBITDA values within the estimated range for each earn-out period. The resultant probability-weighted EBITDA values for each earn-out period were discounted at a credit risk-adjusted discount rate of approximately 3.5%.

SUNOPTA INC.	15	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
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

Upon closing of the transaction, the Company received aggregate gross proceeds of $4.8 million (C$6.2 million), of which $3.2 million (C$4.2 million) was received in cash and $1.5 million (C$2.0 million) was received in the form of a subordinated promissory note bearing interest at 2.0% per annum that will mature on October 6, 2018. In the first quarter of 2016, the Company recognized direct costs related to the sale of Opta Minerals of $0.8 million. The sale of Company’s equity interest in Opta Minerals was consistent with its objective of divesting its non-core assets in order to become a pure-play healthy and organic foods company. The Company does not expect to have any significant continuing involvement with Opta Minerals.

In the fourth quarter of 2015, the Company recognized a loss on the classification of Opta Minerals as a discontinued operation held for sale of $10.5 million, or $7.7 million net of non-controlling interest, to write down the carrying value of Opta Minerals’ net assets to fair value less cost to sell based on estimated net proceeds on sale of approximately $4.5 million as at January 2, 2016. In the first quarter of 2016, the Company recognized a $0.6 million gain on classification as held for sale, which reflected a $1.1 million decline in the carrying value of Opta Mineral’s net assets, partially offset by a $0.5 million reduction in the estimated net proceeds on sale. The Company has not recognized the results of operations or cash flows of Opta Minerals for the period from April 1, 2016 to the closing of the transaction on April 6, 2016, as these amounts were insignificant to the Company’s consolidated results of operations and cash flows for the quarter and two quarters ended July 2, 2016.

SUNOPTA INC.	16	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at January 2, 2016, the net assets and liabilities of Opta Minerals were reported as held for sale on the consolidated balance sheet. The following table reconciles the major classes of assets and liabilities of Opta Minerals to the amounts reported as held for sale:

January 2, 2016
$
Cash and cash equivalents	1,707
Accounts receivable	14,676
Inventories	25,869
Property, plant and equipment	16,019
Intangible assets	13,194
Other assets	3,380
Loss recognized on classification as held for sale	(10,515)
Total assets held for sale	64,330

Bank indebtedness	12,107
Accounts payable and accrued liabilities	9,634
Long-term debt	25,858
Other liabilities	4,887
Total liabilities held for sale	52,486

The following table reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statements of operations:

	Quarter ended		Two quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016 (1)	July 4, 2015
	$	$	$	$
Revenues	-	29,674	24,896	59,131
Cost of goods sold(2)	-	(25,617)	(22,133)	(51,352)
Selling, general and administrative expenses	-	(3,142)	(3,024)	(6,115)
Intangible asset amortization	-	(502)	-	(1,007)
Other expense, net(3)	-	(1,680)	(794)	(1,610)
Foreign exchange gain (loss)	-	314	(454)	(449)
Interest expense	-	(1,952)	(484)	(2,848)
Loss before income taxes	-	(2,905)	(1,993)	(4,250)
Gain on classification as held for sale before income taxes	-	-	560	-
Total pre-tax loss from discontinued operations	-	(2,905)	(1,433)	(4,250)
Recovery of (provision for) income taxes	-	(1,153)	599	(889)
Loss from discontinued operations	-	(4,058)	(834)	(5,139)
Loss from discontinued operations attributable to non-controlling interest	-	1,311	264	1,672
Loss from discontinued operations attributable to SunOpta Inc.	-	(2,747)	(570)	(3,467)

(1)	For the two quarters ended July 2, 2016, no depreciation or amortization was recorded on Opta Minerals’ long-lived assets as these assets were classified as held for sale.

SUNOPTA INC.	17	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)	For the two quarters ended July 2, 2016, cost of goods sold includes a charge related to the write-down of inventory recorded by Opta Minerals of $0.8 million.

(3)	For the two quarters ended July 2, 2016, other expense, net includes a charge related to the impairment of long-lived assets recorded by Opta Minerals of $0.4 million.

4. Product Recall

During the second quarter of 2016, the Company announced a voluntary recall of certain roasted sunflower kernel products produced at its Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. The affected sunflower products originated from the Crookston facility between May 31, 2015 and April 21, 2016. For the quarter and two quarters ended July 2, 2016, the Company recognized estimated losses of $15.5 million and $16.0 million related to this recall, reflecting the estimated cost of the affected sunflower kernel products expected to be returned to or replaced by the Company, and the estimated cost to reimburse customers for costs incurred by them related to the recall of their retail products that contain the affected sunflower kernels as an ingredient or component. However, these losses do not reflect costs associated with the interruption of production at the Crookston facility for the period from April 21, 2016 to the time regular production resumed on or about May 15, 2016, subject to a positive release protocol, or the costs to put into place corrective and preventive actions at the Company’s roasting facilities.

The Company’s estimates of the losses related to the recall are provisional and were determined based on an assessment of the information available to the Company up to the date of filing this report, including a preliminary review of customer claims received to-date and consideration of the extent of potential additional claims that have yet to be received. The Company may need to revise its estimates in subsequent periods, as it continues to work with its customers to substantiate the claims received to-date and any additional claims that may be received. In addition, the Company is currently unable to estimate the impact that this recall may have on its future sales of sunflower products or on its ongoing relationships with its customers, which may have an adverse impact on the fair value of the customer relationship intangible asset and goodwill associated with the Company’s sunflower operations, which had carrying values of $6.7 million and $17.5 million, respectively, as at July 2, 2016.

The Company carries general liability and product recall insurance and is expecting to recover the recall-related costs through its insurance policies, less applicable deductibles under these policies. The Company recognizes expected insurance recoveries in the period in which the recoveries are determined to be probable of realization. Accordingly, in the second quarter of 2016, the Company recorded estimated insurance recoveries of $15.4 million for the losses recognized to-date related to the recall. However, ability of the Company to recover the recall-related costs from insurance is uncertain, and the amount, if any, recovered could be less than the amount of the losses recognized.

As at July 2, 2016, $15.8 million of the estimated recall-related costs were unsettled and were recorded in accounts payable and accrued liabilities on the consolidated balance sheet. These costs were offset by the corresponding estimated insurance recoveries of $15.4 million included in accounts receivable on the consolidated balance sheet as at July 2, 2016.

SUNOPTA INC.	18	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of July 2, 2016 and January 2, 2016:

		July 2, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	1,890	429	1,461	-
	Unrealized long-term derivative asset	114	-	114	-
	Unrealized short-term derivative liability	(2,023)	-	(2,023)	-
	Unrealized long-term derivative liability	(150)	-	(150)	-
(b)	Inventories carried at market(2)	9,290	-	9,290	-
(c)	Forward foreign currency contracts(3)	104	-	104	-
(d)	Contingent consideration(4)	(15,051)	-	-	(15,051)
(e)	Embedded derivative(5)	2,944	-	-	2,944

		January 2, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	748	-	748	-
	Unrealized long-term derivative asset	21	-	21	-
	Unrealized short-term derivative liability	(1,417)	(10)	(1,407)	-
	Unrealized long-term derivative liability	(36)	-	(36)	-
(b)	Inventories carried at market(2)	5,945	-	5,945	-
(c)	Forward foreign currency contracts(3)	311	-	311	-
(d)	Contingent consideration(4)	(21,010)	-	-	(21,010)
(e)	Embedded derivative(5)	3,409	-	-	3,409

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

SUNOPTA INC.	19	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended July 2, 2016, the Company recognized a gain of $0.3 million (July 4, 2015 – loss of $0.7 million) and for the two quarters ended July 2, 2016, the Company recognized a gain of $0.5 million (July 4, 2015 – loss of $0.6 million) related to changes in the fair value of these derivatives.

As at July 2, 2016, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	1,379	811
Forward commodity sale contracts	(460)	(813)
Commodity futures contracts	(1,240)	(560)

In addition, as at July 2, 2016, the Company had net open forward contracts to sell 213 lots of cocoa and 9 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at July 2, 2016, the Company had 314,420 bushels of commodity corn and 574,640 bushels of commodity soybeans in inventories carried at market.

(c)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at July 2, 2016 the Company had open forward foreign exchange contracts with a notional value of €23.9 million ($26.8 million). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended July 2, 2016, the Company recognized a gain of $1.0 million (July 4, 2015 – loss of $1.0 million) and for the two quarters ended July 2, 2016, the Company recognized a loss of $0.2 million (July 4, 2015 – loss of $0.6 million) related to changes in the fair value of these derivatives.

(d)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. The following table presents a reconciliation of contingent consideration obligations for the two quarters ended July 2, 2016:

SUNOPTA INC.	20	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 2,		Fair Value
	2016	Issuances	Adjustments(1)	Payments(2)	July 2, 2016
	$	$	$	$	$
Contingent consideration	(21,010)	-	1,405	4,554	(15,051)

(1)

Reflects the gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural (see note 2) and an adjustment to the contractual amount owing to a former shareholder of Organic Land Corporation OOD, which was acquired by the Company on December 31, 2012, as well as the accretion for the time value of money related to the Citrusource and Niagara Natural obligations. Fair value adjustments are included in other income/expense (see note 9).

(2)

Reflects the payment of deferred consideration to the former unitholders of Citrusource and cash settlement of the contingent consideration obligation related to the acquisition of Niagara Natural (see note 2).

(e)	Embedded derivative

On August 5, 2011 and August 29, 2014, the Company invested $0.5 million and $0.9 million, respectively, in convertible subordinated notes issued by Enchi Corporation (“Enchi”), a developer of advanced bioconversion products for the renewable fuels industry, of which $0.2 million principal amount remained outstanding as at January 2, 2016. The Company’s investment in subordinated convertible notes of Enchi includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5.1 million. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. As at July 2, 2016, there was no significant change to the expectations related to the royalty rights that would impact the fair value of the embedded derivative. On April 15, 2016, the Company received a distribution from Enchi of $0.7 million, which has been applied to repay the remaining $0.2 million principal amount of the convertible subordinated notes, with the balance of $0.5 million applied against the carrying value of the embedded derivative. As at July 2, 2016 and January 2, 2016, the Company determined that the fair value of this embedded derivative was $2.9 million and $3.4 million, respectively.

6. Inventories

	July 2, 2016	January 2, 2016
	$	$
Raw materials and work-in-process	273,809	276,434
Finished goods	116,635	87,215
Company-owned grain	18,891	14,348
Inventory reserves	(9,173)	(6,774)
	400,162	371,223

SUNOPTA INC.	21	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

7. Bank Indebtedness and Long-Term Debt

	July 2, 2016	January 2, 2016
	$	$
Bank indebtedness:
Global Credit Facility(1)	236,257	-
North American credit facilities(1)	-	70,563
European credit facilities(1)	-	87,419
Bulgarian credit facility(2)	3,476	1,791
	239,733	159,773

Long-term debt:
Second Lien Loan Agreement, net of unamortized debt issuance costs of $2,186 (January 2, 2016 - $7,757)(3)	307,814	312,243
Capital lease obligations	8,766	9,245
Other	1,504	1,507
	318,084	322,995
Less: current portion	2,140	1,773
	315,944	321,222

(1)	Global Credit Facility

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

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. The initial margin for the Global Credit Facility was 0.50% with respect to prime rate borrowings and 1.50% with respect to LIBOR borrowings. As at July 2, 2016, the weighted-average interest rate on the facilities was 2.41%. The obligations under the Global Credit Facility are guaranteed by substantially all of the Company’s subsidiaries and, subject to certain exceptions, such obligations are secured by first priority liens on substantially all assets of the Company.

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

SUNOPTA INC.	22	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)	Bulgarian credit facility

On April 19, 2016, a subsidiary of The Organic Corporation (“TOC”), a wholly-owned subsidiary of the Company, amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4.5 million to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2017. As at July 2, 2016, the weighted-average interest rate on the Bulgarian credit facility was 2.75%.

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

The term loans made under the Second Lien Loan Agreement on October 9, 2015 (the “Initial Loans”) mature on October 9, 2016. If any Initial Loans remain outstanding on the maturity date and no bankruptcy or event of default then exists, all Initial Loans then outstanding will automatically convert into term loans (such converted loans, the “Term Loans”), which would mature on October 9, 2022. At the Company’s election, interest on the Initial Loans is initially determined by reference to either: (i) LIBOR (subject to a 1.0% per annum floor) plus an applicable margin of 6.0% per annum; or (ii) an alternate base rate specified in the Second Lien Loan Agreement plus an applicable margin of 5.0%. The applicable margin increases by 0.50% at the end of each three-month period after October 9, 2015 and before October 9, 2016. In each case, the Initial Loans carry a maximum interest rate of 9.5% per annum, and any Term Loans will bear interest at 9.5% per annum. Giving effect to the amortization of the debt issuance costs, the effective interest rate on the Initial Loans is estimated to be approximately 11.2% per annum.

The Initial Loans may be voluntarily prepaid at par at any time prior to October 9, 2016 and must be prepaid at par upon the incurrence of certain indebtedness, the issuance of certain types of equity and the sale of certain assets. As at July 2, 2016 and January 2, 2016, the Company had repaid $20.0 million and $10.0 million principal amount, respectively, of the Initial Loans.

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

SUNOPTA INC.	23	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

8. Stock-Based Compensation

Under the Company’s 2013 Stock Incentive Plan, the Company may grant a variety of stock-based awards including stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) to selected employees and directors of the Company.

Stock Options

For the two quarters ended July 2, 2016, the Company granted 1,087,864 options to employees that vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. The weighted-average grant-date fair value of these options was $1.36, which is recognized on a straight-line basis over the three-year vesting period based on the number of stock options expected to vest.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of the stock options granted:

Exercise price	$3.27
Dividend yield	0%
Expected volatility	41.4%
Risk-free interest rate	1.5%
Expected life of options (in years)	6.0

Restricted Stock Units and Performance Share Units

For the two quarters ended July 2, 2016, the Company granted 112,000 RSUs and 250,345 PSUs to certain employees and directors of the Company.

Time-based RSUs vest ratably on each of the first through third anniversaries of the grant date. The fair value of each RSU granted was estimated to be $3.27 based on the fair market value of a share of the Company’s common stock on the date of grant. The grant-date fair value is recognized on a straight-line basis over the three-year vesting period based on the number of RSUs expected to vest.

Performance-based PSUs vest three years following the grant date. The number of PSUs that ultimately vest (up to a specified maximum) will be determined based on performance relative to predetermined performance measures of the Company. If the Company’s performance is below a specified performance level, no PSUs will vest. The weighted average grant-date fair value of the PSUs granted was estimated to be $3.27 based on the fair market value of a share of the Company’s common stock on the grant dates. Each reporting period, the number of PSUs that are expected to vest is re-determined and the grant-date fair value of these PSUs is amortized on a straight-line basis over the remaining vesting period less amounts previously recognized.

Each vested RSU and PSU will be settled through the issuance of common shares of the Company and are therefore treated as equity awards.

SUNOPTA INC.	24	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Other Expense, Net

The components of other expense (income) are as follows:

	Quarter ended		Two quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	$	$	$	$
Legal settlement(1)	9,000	-	9,000	-
Severance and rationalization costs(2)	543	-	2,750	-
Product withdrawal and recall costs(3)	229	-	1,697	-
Business development costs	113	398	210	523
Fair value of contingent consideration (see note 5)	(1,603)	82	(1,405)	82
Other	151	157	159	136
	8,433	637	12,411	741

(1)	Legal settlement

In the second quarter of 2016, the Company recorded a charge of $9.0 million in connection with the settlement of a complaint filed by Plum, PBC (“Plum”) that arose out of a voluntary recall by Plum of certain resealable pouch products manufactured at the Company’s Allentown, Pennsylvania facility in 2013 (see note 13). Previously, in the fourth quarter of 2013, the Company recorded a $5.2 million provision for the expected loss associated with this recall, which reflected at that time the amount due to the Company for product sold to Plum that was subject to the recall, as well as the carrying value of recalled product still in inventory at the Company. The previously recorded provision did not include any potential amounts payable in connection with the settlement of litigation relating to the voluntary recall.

(2)	Severance and rationalization costs

For the two quarters ended July 2, 2016, severance and rationalization costs primarily related to the consolidation of the Company’s frozen fruit processing facilities following the Sunrise Acquisition. In the first quarter of 2016, the Company transferred all production volume from its Buena Park, California facility into Sunrise’s facilities located in Kansas and California. Costs recognized include an impairment charge of $1.7 million, mainly related to leasehold improvements at the Buena Park facility. In the second quarter of 2016, the Company fully vacated the Buena Park facility and associated corporate office located in Cerritos, California, and recognized lease termination costs of $0.3 million.

(3)	Product withdrawal and recall costs

For the two quarters ended July 2, 2016, the Company recognized costs of $1.1 million associated with the voluntary withdrawal by a customer, in coordination with the Company, of private label orange juice product produced at the Company’s San Bernardino, California premium juice facility, due to instances of early spoilage within the prescribed shelf life of the product. In addition, for the two quarters ended July 2, 2016, the Company recognized an estimated loss of $0.6 million, net of estimated insurance recoveries, in connection with a voluntary recall of certain sunflower kernel products that was announced in the second quarter of 2016 (see note 4).

10. Income Taxes

For the quarters and two quarters ended July 2, 2016 and July 4, 2015, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to the Company’s annualized mix of earnings by jurisdiction, and the impact of discrete items. For the quarter and two quarters ended July 2, 2016, the Company used the actual year-to-date effective tax rate to estimate tax expense for these periods, instead of the annualized effective tax rate, as the calculated annualized effective tax rate was found to be highly sensitive to changes in estimates of total net earnings. The Company recognized a recovery of income tax of $10.2 million, or 43.5% of loss before income taxes, for the two quarters ended July 2, 2016, compared with a provision for income tax of $5.4 million, or 33.5% of earnings before income taxes, for the two quarters ended July 4, 2015. The effective tax rates reflected the impact of changes in the jurisdictional mix of earnings, mainly as the result of pre-tax losses in the U.S. in the two quarters ended July 2, 2016, compared with pre-tax earnings in the U.S. in the corresponding period of 2015, reflecting the effect in the first two quarters of 2016 of higher cash interest costs related to the financing of the Sunrise Acquisition, as well as discrete costs related to business acquisitions, including the acquisition accounting adjustment to Sunrise inventory sold in the period (see note 2) and amortization of debt issuance costs related to the Second Lien Loan Agreement (see note 7), as well as the impact of other discrete items including costs associated with the legal settlement with Plum, consolidation of our frozen fruit processing facilities, and product withdrawal and recall costs (see note 9).

SUNOPTA INC.	25	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Earnings (Loss) Per Share

Earnings (loss) per share are calculated as follows:

	Quarter ended		Two quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Earnings (loss) from continuing operations attributable to SunOpta Inc.	$(4,124)	$4,796	$(13,787)	$10,750
Earnings (loss) from discontinued operations attributable to SunOpta Inc.	-	(2,747)	(570)	(3,467)
Earnings (loss) attributable to SunOpta Inc.	$(4,124)	$2,049	$(14,357)	$7,283
Basic weighted-average number of shares outstanding	85,540,722	67,895,257	85,483,333	67,725,800
Dilutive potential of the following:
Employee/director stock options and RSUs	16,304	330,523	17,288	321,080
Diluted weighted-average number of shares outstanding	85,557,026	68,225,780	85,500,621	68,046,880
Earnings (loss) per share - basic:
- from continuing operations	$(0.05)	$0.07	$(0.16)	$0.16
- from discontinued operations	-	(0.04)	(0.01)	(0.05)
	$(0.05)	$0.03	$(0.17)	$0.11
Earnings (loss) per share - diluted:
- from continuing operations	$(0.05)	$0.07	$(0.16)	$0.16
- from discontinued operations	-	(0.04)	(0.01)	(0.05)
	$(0.05)	$0.03	$(0.17)	$0.11

For the quarter ended July 2, 2016, stock options to purchase 3,187,777 (July 4, 2015 − 385,616) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect. For the two quarters ended July 2, 2016, stock options to purchase 3,184,777 (July 4, 2015 − 385,616) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

For the quarter and two quarters ended July 2, 2016, all potential dilutive common shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.

SUNOPTA INC.	26	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

12. Supplemental Cash Flow Information

	Quarter ended		Two quarters ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	$	$	$	$

Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(16,910)	(4,933)	(33,747)	(9,602)
Inventories	(49,777)	(23,519)	(39,910)	(33,193)
Income tax recoverable	4,353	(1,531)	5,384	(3,017)
Prepaid expenses and other current assets	1,707	2,311	(606)	(3,112)
Accounts payable and accrued liabilities	29,114	12,604	10,944	7,410
Customer and other deposits	(2,781)	(4,345)	(3,844)	(99)
	(34,294)	(19,413)	(61,779)	(41,613)

13. Commitments and Contingencies

Plum Dispute

Plum, a Delaware public benefit corporation, and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing processes, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America (“Cheer Pack”) as a Defendant. SGOI asserted counterclaims against Plum, crossclaims against Cheer Pack and third-party claims against Gualapack S.p.A (“Gualapack”), Hosokawa Yoko, Co. (“Hosokawa”), Secure HY Packaging Co., Ltd. (“SHY”) and CDF Corporation (“CDF”). Cheer Pack asserted cross-claims against SGOI. Plum alleged it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleged that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum sought unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees.

On July 29, 2016, SGOI entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Plum, Campbell Soup Company (“Campbell”), Cheer Pack, Gualapack, Hosokawa, CDF and SHY. The Settlement Agreement resolves the disputed issues among the parties in connection with the litigation filed by Plum against SGOI, as described above. Pursuant to the terms of the Settlement Agreement, the Company will pay Campbell $5.0 million in cash and provide Campbell with rebates of up to $4.0 million over a four-year period in connection with Plum’s purchases of pouch products and Campbell’s purchases of aseptic broth products pursuant to manufacturing and supply agreements, as amended, between the parties and their affiliates. In order for Campbell to obtain the full $4.0 million in rebates, Plum and Campbell must order certain minimum quantities of pouch products and aseptic broth products within each of the designated twelve-month periods over the four-year rebate period. In connection with the Settlement Agreement, the Company recorded a charge of $9.0 million in the second quarter of 2016, as the Company believes there is reasonable assurance that the minimum order quantities will be achieved (see note 9).

SUNOPTA INC.	27	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
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

14. Segmented Information

In connection with the Company’s divestiture of its equity interest in Opta Minerals on April 6, 2016, the Company recognized Opta Minerals as a discontinued operation for the quarter and two quarters ended July 2, 2016 and July 4, 2015 (see notes 1 and 3). Prior to being recognized as a discontinued operation, Opta Minerals was reported as a standalone operating segment within the Company. With the divestiture of Opta Minerals, the composition of the Company’s remaining reportable segments is as follows:

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

SUNOPTA INC.	28	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
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

	Quarter ended
	July 2, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	158,498	189,648	348,146
Segment operating income	10,411	663	11,074
Corporate Services			(2,229)
Other expense, net			(8,433)
Interest expense, net			(11,548)
Loss from continuing operations before income taxes			(11,136)

	Quarter ended
	July 4, 2015
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	161,848	115,746	277,594
Segment operating income	10,311	692	11,003
Corporate Services			(2,011)
Other expense, net			(637)
Interest expense, net			(1,141)
Earnings from continuing operations before income taxes			7,214

	Two quarters ended
	July 2, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	304,520	395,940	700,460
Segment operating income	16,852	(1,115)	15,737
Corporate Services			(4,257)
Other expense, net			(12,411)
Interest expense, net			(22,570)
Loss from continuing operations before income taxes			(23,501)

SUNOPTA INC.	29	July 2, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 2, 2016 and July 4, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters ended
	July 4, 2015
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	316,905	234,638	551,543
Segment operating income	19,292	3,252	22,544
Corporate Services			(3,601)
Other expense, net			(741)
Interest expense, net			(2,068)
Earnings from continuing operations before income taxes			16,134

SUNOPTA INC.	30	July 2, 2016 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended July 2, 2016 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 10, 2016.

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

Overview

In connection with the sale of our equity interest in Opta Minerals Inc. (“Opta Minerals”) on April 6, 2016 (as described below under “Recent Developments – Sale of Opta Minerals”), the results of operations of Opta Minerals for the current and prior fiscal periods have been reported in discontinued operations in our consolidated statements of operations and cash flows. Prior to being recognized as a discontinued operation, Opta Minerals was reported as a standalone operating segment within SunOpta.

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

SUNOPTA INC.	31	July 2, 2016 10-Q

Recent Developments

Settlement of Plum Dispute

On July 29, 2016, we entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Plum, PBC (“Plum”), Campbell Soup Company (“Campbell”), and various other parties. The Settlement Agreement resolves the disputed issues among the parties in connection with the litigation filed by Plum against our wholly-owned subsidiary, SunOpta Global Organic Ingredients, Inc. (“SGOI”), which arose out of a voluntary recall by Plum of certain products manufactured at our Allentown, Pennsylvania facility in 2013 (see Part II, Item 1 “Legal Proceedings” and note 13 to the unaudited consolidated financial statements included in this report).

Pursuant to the terms of the Settlement Agreement, we will pay Campbell $5.0 million in cash and provide Campbell with rebates of up to $4.0 million over a four-year period in connection with Plum’s purchases of pouch products and Campbell’s purchases of aseptic broth products pursuant to manufacturing and supply agreements, as amended, between the parties and their affiliates. In order for Campbell to obtain the full $4.0 million in rebates, Plum and Campbell must order certain minimum quantities of pouch products and aseptic broth products within each of the designated twelve-month periods over the four-year rebate period. In connection with the Settlement Agreement, we recorded a charge of $9.0 million in the second quarter of 2016, as we believe there is reasonable assurance that the minimum order quantities will be achieved.

Strategic Review

On June 27, 2016, we announced that we had engaged external financial and legal advisors to review our operating plan and to evaluate a range of strategic and financial actions that we could undertake to maximize shareholder value. There is no timetable for the completion of this review process, and it is uncertain what actions, if any, might be identified as part of this review. We also announced that we had engaged a global executive search firm to assist in identifying candidates who can add additional operating, industry and capital markets experience and expertise to our Board of Directors.

Recall of Certain Roasted Sunflower Kernel Products

During the second quarter of 2016, we announced a voluntary recall of certain roasted sunflower kernel products produced at our Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. The affected sunflower products originated from the Crookston facility between May 31, 2015 and April 21, 2016. For the second quarter and first half of 2016, we recognized estimated losses of $15.5 million and $16.0 million related to this recall, reflecting the estimated cost of the affected sunflower kernel products expected to be returned to or replaced by us, and the estimated cost to reimburse customers for costs incurred by them related to the recall of their retail products that contain the affected sunflower kernels as an ingredient or component. However, these losses do not reflect costs associated with the interruption of production at the Crookston facility for the period from April 21, 2016 to the time regular production resumed on or about May 15, 2016, subject to a positive release protocol, or the costs to put into place corrective and preventive actions at our roasting facilities.

Our estimates of the losses related to the recall are provisional and were determined based on an assessment of the information available to us up to the date of filing this report, including a preliminary review of customer claims received to-date and consideration of the extent of potential additional claims that have yet to be received. We may need to revise our estimates in subsequent periods, as we continue to work with our customers to substantiate the claims received to-date and any additional claims that may be received. In addition, we are currently unable to estimate the impact that this recall may have on our future sales of sunflower products or on our ongoing relationships with our customers, which may have an adverse impact on the fair value of the customer relationship intangible asset and goodwill associated with our sunflower operations, which had carrying values of $6.7 million and $17.5 million, respectively, as at July 2, 2016.

We carry general liability and product recall insurance and are expecting to recover the recall-related costs through our insurance policies, less applicable deductibles under these policies. We recognize expected insurance recoveries in the period in which the recoveries are determined to be probable of realization. Accordingly, in the second quarter of 2016, we recorded estimated insurance recoveries of $15.4 million for the losses recognized to-date related to the recall. However, our ability to recover the recall-related costs from insurance is uncertain, and the amount, if any, recovered could be less than the amount of the losses recognized.

SUNOPTA INC.	32	July 2, 2016 10-Q

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

Upon closing of the transaction, we received aggregate gross proceeds of $4.8 million (C$6.2 million), of which $3.2 million (C$4.2 million) was received in cash, with the remainder received in the form of a $1.5 million (C$2.0 million) subordinated promissory note bearing interest at 2.0% per annum that will mature on October 6, 2018. We incurred direct costs related to the sale of Opta Minerals of $0.8 million. The sale of our equity interest in Opta Minerals was consistent with our objective of divesting our non-core assets in order to become a pure-play healthy and organic foods company. We do not expect to have any significant continuing involvement with Opta Minerals.

In the fourth quarter of 2015, we recognized a loss on classification of Opta Minerals as a discontinued operation held for sale of $10.5 million, or $7.7 million net of non-controlling interest, to write down the carrying value of Opta Minerals’ net assets to fair value less cost to sell based on estimated net proceeds on sale of approximately $4.5 million as at January 2, 2016. In the first quarter of 2016, we recognized a $0.6 million gain on classification as held for sale which reflected a $1.1 million decline in the carrying value of Opta Minerals’ net assets, partially offset by a $0.5 million reduction in the estimated net proceeds on sale. We have not recognized the results of operations or cash flows of Opta Minerals for the period from April 1, 2016 to the closing of the transaction on April 6, 2016, as these amounts were insignificant to our consolidated results of operations and cash flows for the second quarter and first half of 2016.

Five-Year Global Revolving Asset-Based Credit Facility

On February 11, 2016, we entered into a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity (the “Global Credit Facility”), as described below under “Liquidity and Capital Resources” and in note 7 to the unaudited consolidated financial statements included in this report.

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

In January 2016, we initiated the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition. In the first quarter of 2016, we transferred all production volume from our Buena Park, California facility into Sunrise’s facilities located in Kansas and California. In the second quarter of 2016, we fully vacated our Buena Park facility and the associated corporate office located in Cerritos, California. Costs associated with the termination of the Buena Park and Cerritos leases, as well as other direct costs incurred in connection with this operational consolidation amounted to $0.5 million and $2.4 million in the second quarter and first half of 2016 and are included in other expense. This operational consolidation is expected to provide a large part of our targeted cost synergies from the Sunrise Acquisition for 2016.

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

SUNOPTA INC.	33	July 2, 2016 10-Q

On May 5, 2016, we entered an agreement with the owners of Niagara Natural to settle the contingent consideration obligation in exchange for a one-time cash payment of $0.6 million. In the second quarter of 2016, we recognized a gain of $1.7 million in connection with this settlement, based on the difference between the fair value of the contingent consideration obligation of $2.3 million as at April 2, 2016 and the cash payment.

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

SUNOPTA INC.	34	July 2, 2016 10-Q

Consolidated Results of Operations for the quarters ended July 2, 2016 and July 4, 2015

For the quarter ended	July 2, 2016	July 4, 2015	Change	Change
	$	$	$	%
Revenues
Global Ingredients	158,498	161,848	(3,350)	-2.1%
Consumer Products	189,648	115,746	73,902	63.8%
Total revenues	348,146	277,594	70,552	25.4%

Gross profit
Global Ingredients	19,828	20,579	(751)	-3.6%
Consumer Products	16,150	9,074	7,076	78.0%
Total gross profit	35,978	29,653	6,325	21.3%

Segment operating income (loss)(1)
Global Ingredients	10,411	10,311	100	1.0%
Consumer Products	663	692	(29)	-4.2%
Corporate Services	(2,229)	(2,011)	(218)	-10.8%
Total segment operating income	8,845	8,992	(147)	-1.6%

Other expense, net	8,433	637	7,796	1223.9%
Earnings from continuing operations before the following	412	8,355	(7,943)	-95.1%
Interest expense, net	11,548	1,141	10,407	912.1%
Provision for (recovery of) income taxes	(7,135)	2,385	(9,520)	-399.2%
Earnings (loss) from continuing operations	(4,001)	4,829	(8,830)	-182.9%
Earnings attributable to non-controlling interests	123	33	90	272.7%
Loss from discontinued operations attributable to SunOpta Inc.	-	(2,747)	2,747	100.0%

Earnings (loss) attributable to SunOpta Inc.(2)	(4,124)	2,049	(6,173)	-301.3%

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

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
July 2, 2016
Segment operating income (loss)	10,411	663	(2,229)	8,845
Other expense, net	(105)	(8,163)	(165)	(8,433)
Earnings (loss) from continuing operations before the following	10,306	(7,500)	(2,394)	412

July 4, 2015
Segment operating income (loss)	10,311	692	(2,011)	8,992
Other expense, net	(293)	(135)	(209)	(637)
Earnings (loss) from continuing operations before the following	10,018	557	(2,220)	8,355

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

SUNOPTA INC.	35	July 2, 2016 10-Q

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

		Per Diluted Share
For the quarter ended	$	$
July 2, 2016
Loss from continuing operations attributable to SunOpta Inc.	(4,124)	(0.05)

Adjusted for:
Legal settlement and litigation-related legal fees(a)	9,661
Costs related to business acquisitions(b)	7,905
Product withdrawal and recall costs(c)	529
Plant start-up costs(d)	278
Other(e)	412
Gain on settlement of contingent consideration(f)	(1,715)
Net income tax effect on adjusted earnings(g)	(8,825)
Adjusted earnings	4,121	0.05

July 4, 2015
Earnings attributable to SunOpta Inc.	2,049	0.03
Loss from discontinued operations attributable to SunOpta Inc.	2,747	0.04
Earnings from continuing operations attributable to SunOpta Inc.	4,796	0.07

Adjusted for:
Plant start-up costs(d)	346
Litigation-related legal fees(a)	325
Other expense, net	637
Net income tax effect on adjusted earnings	(707)
Adjusted earnings	5,397	0.08

(a)

Reflects the charge recorded in connection with the settlement of the Plum dispute (as described above under “Recent Developments – Settlement of Plum Dispute”), which is recorded in other expense. Also includes $0.6 million (2015 - $0.3 million) of litigation-related legal costs mainly associated with the Plum dispute, which are recorded in selling, general and administrative (“SG&A”) expenses.

(b)

Reflects costs related to business combinations, including an acquisition accounting adjustment related to Sunrise’s inventory sold in the second quarter of 2016 of $3.9 million, which is recorded in cost of goods sold; the non-cash amortization of debt issuance costs incurred in connection with the financing related to the Sunrise Acquisition of $2.6 million, as well as $0.9 million of additional financing costs expensed as incurred in the second quarter of 2016, which are recorded in interest expense; and $0.5 million of integration costs related to the closure and consolidation of our frozen fruit processing facilities following the Sunrise Acquisition, which are recorded in cost of goods sold and other expense.

(c)

Reflects costs of $0.2 million associated with the voluntary withdrawal or recall of products, net of expected insurance recoveries (as described above under “Recent Developments – Withdrawal of Private Label Orange Juice Product and – Recall of Certain Sunflower Kernel Products“), which are recorded in other expense. Also includes a $0.3 million adjustment for the estimated lost margin caused by the interruption of production in our roasting operations, which reflects a shortfall in revenues against anticipated volumes of approximately $3.5 million, less associated cost of goods sold of approximately $3.2 million.

(d)

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

(e)	Other includes fair value adjustments related to contingent consideration arrangements of $0.2 million, which are recorded in other expense.
(f)

Reflects the gain on settlement of the contingent consideration obligation related to Niagara Natural (as described above under “Recent Development – Niagara Natural), which is recorded in other income.

(g)	To tax effect the preceding adjustments and to reflect an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.

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

SUNOPTA INC.	36	July 2, 2016 10-Q

Revenues for the quarter ended July 2, 2016 increased by 25.4% to $348.1 million from $277.6 million for the quarter ended July 4, 2015. Excluding the impact on revenues in the second quarter of 2016 of acquired businesses (an increase in revenues of approximately $77 million), estimated impact of the sunflower kernel recall based on shortfall against anticipated volumes (a decrease in revenues of approximately $4 million) and changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $4 million), revenues increased 0.3% in the second quarter of 2016, compared with the second quarter of 2015. This increase in revenues reflected higher demand for organic ingredients and growth in aseptic beverage volumes, offset by lower volumes of specialty raw materials driven by a reduction in contracted acres, as well as the negative impact on sales of frozen fruit of crop shortages stemming from a late strawberry harvest and softness in retail demand.

Gross profit increased $6.3 million, or 21.3%, to $36.0 million for the quarter ended July 2, 2016, compared with $29.7 million for the quarter ended July 4, 2015. As a percentage of revenues, gross profit for the quarter ended July 2, 2016 was 10.3% compared to 10.7% for the quarter ended July 4, 2015, a decrease of 0.4% . The gross profit percentage for the second quarter of 2016 would have been approximately 11.5%, excluding the impact of an acquisition accounting adjustment related to the Sunrise’s inventory sold in the second quarter of 2016 ($3.9 million), start-up costs related to the ramp-up of production at our Allentown, Pennsylvania aseptic beverage processing facility ($0.3 million), and lost margin caused by the interruption of production in our roasting operations ($0.3 million). Excluding these items, the gross margin percentage increased 0.8% in the second quarter of 2016, compared with the second quarter of 2015, which was driven mainly by increased efficiency and lower costs at our beverage operations, partially offset by increased raw material costs for frozen strawberries that could not be passed on immediately to customers, as well as production inefficiencies within our frozen fruit operations caused by the late harvest and resultant shortage of strawberries.

Total segment operating income for the quarter ended July 2, 2016 decreased by $0.1 million, or 1.6%, to $8.8 million, compared with $9.0 million for the quarter ended July 4, 2015. As a percentage of revenues, segment operating income was 2.5% for the quarter ended July 2, 2016, compared with 3.2% for the quarter ended July 4, 2015. The decrease in segment operating income is attributable to a $5.2 million increase in SG&A expenses, mainly reflecting incremental expenses from acquired businesses, as well as higher litigation-related legal costs mainly related to the Plum dispute. As a percentage of revenues, SG&A expenses were 7.0% in both the second quarter of 2016 and second quarter of 2015. Also contributing to the decrease in segment operating income was an increase in intangible asset amortization of $2.1 million in the second quarter of 2016, compared with the second quarter of 2015, reflecting the incremental amortization of identified intangible assets of acquired businesses. These factors were partially offset by a foreign exchange gain of $0.2 million in the second quarter of 2016, compared with a foreign exchange loss of $0.7 million in the second quarter of 2015, mainly reflecting the impact of a strengthening of the U.S. dollar relative to the euro on forward foreign exchange contracts within our international sourcing and supply operations, compared with a weakening of the U.S. dollar relative to the euro in the corresponding period of 2015.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended July 2, 2016 of $8.4 million included the $9.0 million charge related to the settlement of the Plum dispute, as well as $0.5 million of facility rationalization and severance costs primarily related to the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition, and $0.2 million of costs (net of estimated insurance recoveries) associated with the voluntary withdrawal of private label orange juice product and voluntary recall of certain sunflower kernel products. These expenses were partially offset by the $1.7 million gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural.

The increase in interest expense of $10.4 million to $11.5 million for the quarter ended July 2, 2016, compared with $1.1 million for the quarter ended July 4, 2015, primarily reflected increased costs associated with borrowings under the Second Lien Loan Agreement and our credit facilities in order to finance the Sunrise Acquisition, which included $2.6 million of non-cash amortization of debt issuance costs associated with the Second Lien Loan Agreement. In addition, in the second quarter of 2016, we recognized $0.9 million of costs in connection with proposed financing arrangements intended to repay in full the term loans outstanding under the Second Lien Loan Agreement.

We recognized a recovery of income tax of $7.1 million, or 64.1% of loss before income taxes, for the quarter ended July 2, 2016, compared with a provision for income tax of $2.4 million, or 33.1% of earnings before income taxes, for the quarter ended July 4, 2015. The effective tax rates reflected the impact of changes in the jurisdictional mix of earnings, mainly as the result of pre-tax losses in the U.S. in the second quarter of 2016, compared with pre-tax earnings in the U.S. in the corresponding period of 2015, which reflected the effect in the second quarter of 2016 of higher cash interest costs related to

SUNOPTA INC.	37	July 2, 2016 10-Q

the financing of the Sunrise Acquisition, as well as costs related to business acquisitions, including the acquisition accounting adjustment to Sunrise inventory sold in the period and the amortization of debt issuance costs related to the Second Lien Loan Agreement, as well as the impact of other discrete items including costs associated with the Plum legal settlement, consolidation of our frozen fruit processing facilities and product withdrawal and recall costs. For fiscal 2016, we expect our effective tax rate to be in the range of 29% to 32%, excluding discrete items.

Loss from continuing operations attributable to SunOpta Inc. for the quarter ended July 2, 2016 was $4.1 million, compared with earnings of $4.8 million for the quarter ended July 4, 2015, a decrease of $8.9 million. Diluted loss per share from continuing operations was $0.05 for the quarter ended July 2, 2016, compared with diluted earnings per share from continuing operations of $0.07 for the quarter ended July 4, 2015.

Loss from discontinued operations of $2.7 million for the quarter ended July 4, 2015 mainly reflected an after-tax loss from operations of Opta Minerals of $3.1 million, net of non-controlling interest of $0.4 million.

On a consolidated basis, we realized a loss of $4.1 million (diluted loss per share of $0.05) for the quarter ended July 2, 2016, compared with earnings of $2.0 million (diluted earnings per share of $0.03) for the quarter ended July 4, 2015.

For the quarter ended July 2, 2016, adjusted earnings were $4.1 million, or $0.05 per diluted share, compared with adjusted earnings of $5.2 million, or $0.08 per diluted share for the quarter ended July 4, 2015. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients
For the quarter ended	July 2, 2016	July 4, 2015	Change	% Change

Revenues	$158,498	$161,848	$(3,350)	-2.1%
Gross Margin	19,828	20,579	(751)	-3.6%
Gross Margin %	12.5%	12.7%		-0.2%

Operating Income	$10,411	$10,311	$100	1.0%
Operating Income %	6.6%	6.4%		0.2%

Global Ingredients contributed $158.5 million in revenues for the quarter ended July 2, 2016, compared to $161.8 million for the quarter ended July 4, 2015, a decrease of $3.4 million, or 2.1% . Excluding the impact of changes including foreign exchange rates and commodity-related pricing, Global Ingredients revenues increased approximately 2.7% . The table below explains the decrease in revenue:

SUNOPTA INC.	38	July 2, 2016 10-Q

Global Ingredients Revenue Changes
Revenues for the quarter ended July 4, 2015	$161,848
Lower volumes of specialty corn and soy driven by a reduction of contracted acres, as well as decreased volumes of organic feed, roasted and other ingredient products	(13,446)
Lower sunflower volumes attributed to downtime due to the impact of the roasted kernel recall in the second quarter of 2016, and lower throughput after restarting our roasting operations, combined with lower export volumes of in-shell sunflower due primarily to a strong U.S. dollar	(7,240)
Decreased pricing for organic fruit and vegetables, seeds and nuts, quinoa, coffee and oils, partially offset by increases in pricing for sugar	(3,168)
Favorable foreign exchange impact on euro-denominated sales due to the stronger U.S. dollar	1,037
Increased pricing of specialty corn, and grain snacks, partially offset by lower pricing on commodity soy	1,216
Higher sales volumes of internationally sourced organic ingredients including cocoa, coffee, grains and pulses, oils, and fruit and vegetables	18,251
Revenues for the quarter ended July 2, 2016	$158,498

Gross margin in Global Ingredients decreased by $0.8 million to $19.8 million for the quarter ended July 2, 2016 compared to $20.6 million for the quarter ended July 4, 2015, and the gross margin percentage decreased by 0.2% to 12.5% . The decrease in gross margin as a percentage of revenue was primarily due to the impact of the roasted sunflower kernel recall and unfavorable impact of a weaker euro relative to U.S. dollar, partially offset by a favorable sales mix of higher margin organic raw materials. The table below explains the decrease in gross margin:

Global Ingredients Gross Margin Changes
Gross margin for the quarter ended July 4, 2015	$20,579
Unfavorable impact on gross margins due to weaker euro relative to U.S. dollar, lower pricing spreads on internationally sourced organic ingredients, and reduced yield and other operational inefficiencies at European sunflower operations	(1,253)
Margin loss from downtime associated with the sunflower roasted kernel recall, as well as reduced throughput following the restart of our roasting operations at our Crookston facility	(675)
Higher pricing spread on specialty corn and soy, and organic feed	454
Favorable margin impact of mark-to-market gains related to commodity futures contracts	723
Gross margin for the quarter ended July 2, 2016	$19,828

SUNOPTA INC.	39	July 2, 2016 10-Q

Operating income in Global Ingredients increased by $0.1 million, or 1.0%, to $10.4 million for the quarter ended July 2, 2016, compared to $10.3 million for the quarter ended July 4, 2015. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended July 4, 2015	$10,311
Decrease in gross margin, as explained above	(751)
Increase in SG&A expenses, primarily due to higher bad debt and other SG&A costs partially offset by lower compensation costs	(66)
Decrease in corporate cost allocations	207
Increased foreign exchange gains on forward derivative contracts	710
Operating income for the quarter ended July 2, 2016	$10,411

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

Consumer Products
For the quarter ended	July 2, 2016	July 4, 2015	Change	% Change

Revenues	$189,648	$115,746	$73,902	63.8%
Gross Margin	16,150	9,074	7,076	78.0%
Gross Margin %	8.5%	7.8%		0.7%

Operating Income	$663	$692	$(29)	-4.2%
Operating Income %	0.3%	0.6%		-0.3%

Consumer Products contributed $189.6 million in revenues for the quarter ended July 2, 2016, compared to $115.7 million for the quarter ended July 4, 2015, a $73.9 million, or a 63.8% increase. Excluding the impact of changes primarily related to revenues acquired as a result of the acquisitions of Sunrise, Citrusource and Niagara Natural in 2015, Consumer Products revenues decreased approximately 1.7% . The table below explains the increase in revenues:

SUNOPTA INC.	40	July 2, 2016 10-Q

Consumer Products Revenue Changes
Revenues for the quarter ended July 4, 2015	$115,746
Acquired revenues as a result of the acquisition of Sunrise, partially offset by the impact of customer transition following the closure of the Buena Park processing facility in the first quarter of 2016, category resets of a major customer impacting the timing of major contracted sales and general softness in the retail customer market in the second quarter	61,174
Higher sales of aseptic beverages including retail almond beverages and non-dairy into the food service channel, along with stronger sales of shelf-stable juice as a result of new product innovation	10,747
Acquired revenues as a result of the acquisition of Niagara Natural as well as increased volumes of resealable pouch offerings as a result of new business contracted, partially offset by of lower volumes of specialty bars	1,981
Revenues for the quarter ended July 2, 2016	$189,648

Gross margin in Consumer Products increased by $7.1 million to $16.2 million for the quarter ended July 2, 2016 compared to $9.1 million for the quarter ended July 4, 2015, and the gross margin percentage increased by 0.7% to 8.5% . For the quarter ended July 2, 2016 gross margin as a percentage of revenue was impacted by a $3.9 million acquisition accounting adjustment related to Sunrise inventory sold, as well as costs associated with expansion activities at our Allentown aseptic facility of $0.3 million. Excluding these costs, the gross margin percentage in the consumer products segment would have been 10.7% for the quarter ended July 2, 2016. The increase in gross margin percentage reflected the higher margin profile of 2015 acquisitions, and increased facility utilization and operating costs within the beverage operations, partially offset by higher costs within healthy fruit operations due to a delayed 2016 fruit harvest that led to increased labor costs and higher raw material prices that were not yet built into customer pricing. The table below explains the increase in gross margin:

Consumer Products Gross Margin Changes
Gross margin for the quarter ended July 4, 2015	$9,074
Margin impact of the Sunrise Acquisition and improved pricing for frozen fruit offerings, partially offset by lower margins for fruit bases and toppings	6,836
Increased contribution from sales of aseptic and non-aseptic private label beverages, driven by increased production volumes and higher facility utilization partially offset by ramp-up costs at the Allentown, Pennsylvania aseptic facility	3,648
Increased volumes of resealable pouch offerings as a result of new business contracted, and incremental margin from the acquisition of Niagara Natural partially offset by lower volumes of specialty bars	480
Margin impact from acquisition accounting adjustment related to Sunrise inventory sold in the quarter	(3,888)
Gross margin for the quarter ended July 2, 2016	$16,150

Operating income in Consumer Products was $0.7 million for the quarter ended July 2, 2016, essentially flat compared to operating income for the quarter ended July 4, 2015. The table below explains the decrease in operating income:

SUNOPTA INC.	41	July 2, 2016 10-Q

Consumer Products Operating Income Changes
Operating income for the quarter ended July 4, 2015	$692
Increase in gross margin, as explained above	7,076
Increased SG&A costs due primarily to the acquisitions of Sunrise and Niagara Natural, partially offset by lower compensation costs	(5,146)
Increase in corporate cost allocations	(1,959)
Operating income for the quarter ended July 2, 2016	$663

During 2015, we completed three strategic acquisitions in each of our primary consumer product commercial platforms; healthy beverage, healthy fruit, and healthy snacks. In addition, we completed a significant capacity expansion at our West Coast aseptic beverage facility, and in the fourth quarter opened a new East Coast aseptic beverage facility. All of these acquisitions and investments are designed to expand our ability to address fast growing markets, provide a strategic east-west footprint, strengthen our revenue growth, and drive improvements in our margin profile and operating income. Looking forward we intend to leverage these new assets, as well as our innovation capabilities to bring new value-added packaged products and processes to market and to increase our capacity utilization across the Consumer Products segment. In addition, we believe the Sunrise Acquisition will allow us to further leverage our global sourcing expertise, as it provides us with a leading market positon in conventional and organic private label IQF fruit. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, availability of raw material supply, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Corporate Services
For the quarter ended	July 2, 2016	July 4, 2015	Change	% Change

Operating Loss	$(2,229)	$(2,011)	$(218)	-10.8%

Operating loss at Corporate Services increased by $0.2 million to $2.2 million for the quarter ended July 2, 2016, from a loss of $2.0 million for the quarter ended July 4, 2015. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended July 4, 2015	$(2,011)
Higher compensation-related costs due to increased headcount, stock-based compensation and health benefits	(1,174)
Increased information technology consulting, professional fees and costs associated with an ongoing litigation	(1,163)
Decrease in foreign exchange losses	367
Increase in corporate cost allocations that are charged to SunOpta reporting segments, due in part to a further centralization of services	1,752
Operating Income for the quarter ended July 2, 2016	$(2,229)

Management fees mainly consist of salaries of corporate personnel who perform back office functions for operating segments, as well as costs related to the enterprise resource management system. These expenses are allocated to the operating segments based on (1) specific identification of allocable costs that represent a service provided to each segment and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each segment. The 2016 management fee allocations reflect the additional revenues and head count added as a result of the acquisitions of Sunrise, Citrusource, and Niagara Natural. These acquisitions added approximately $350.0 million in annualized revenues all to the Consumer Products segment.

SUNOPTA INC.	42	July 2, 2016 10-Q

Consolidated Results of Operations for the two quarters ended July 2, 2016 and July 4, 2015

For the two quarters ended	July 2, 2016	July 4, 2015	Change	Change
	$	$	$	%
Revenues
Global Ingredients	304,520	316,905	(12,385)	-3.9%
Consumer Products	395,940	234,638	161,302	68.7%
Total revenues	700,460	551,543	148,917	27.0%

Gross profit
Global Ingredients	37,920	37,898	22	0.1%
Consumer Products	29,959	20,925	9,034	43.2%
Total gross profit	67,879	58,823	9,056	15.4%

Segment operating income (loss)(1)
Global Ingredients	16,852	19,292	(2,440)	-12.6%
Consumer Products	(1,115)	3,252	(4,367)	-134.3%
Corporate Services	(4,257)	(3,601)	(656)	-18.2%
Total segment operating income	11,480	18,943	(7,463)	-39.4%

Other expense, net	12,411	741	11,670	1574.9%
Earnings (loss)from continuing operations before the following	(931)	18,202	(19,133)	-105.1%
Interest expense, net	22,570	2,068	20,502	991.4%
Provision for (recovery of) income taxes	(10,221)	5,406	(15,627)	-289.1%
Earnings (loss) from continuing operations	(13,280)	10,728	(24,008)	-223.8%

Earnings (loss) attributable to non-controlling interests	507	(22)	529	2404.5%
Loss from discontinued operations, net of taxes	(570)	(3,467)	2,897	83.6%

Earnings (loss) attributable to SunOpta Inc.(2)	(14,357)	7,283	(21,640)	-297.1%

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

	Global	Consumer	Corporate	Consol-
	Ingredients	Products	Services	idated
For the two quarters ended	$	$	$	$
July 2, 2016
Segment operating income (loss)	16,852	(1,115)	(4,257)	11,480
Other expense, net	(765)	(11,254)	(392)	(12,411)
Earnings (loss) from continuing operations before the following	16,087	(12,369)	(4,649)	(931)

July 4, 2015
Segment operating income (loss)	19,292	3,252	(3,601)	18,943
Other expense, net	(293)	(135)	(313)	(741)
Earnings (loss) from continuing operations before the following	18,999	3,117	(3,914)	18,202

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

SUNOPTA INC.	43	July 2, 2016 10-Q

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

		Per Diluted Share
For the two quarters ended	$	$
July 2, 2016
Loss attributable to SunOpta Inc.	(14,357)	(0.17)
Loss from discontinued operations attributable to SunOpta Inc.	570	0.01
Loss from continuing operations attributable to SunOpta Inc.	(13,787)	(0.16)

Adjusted for:
Legal settlement and litigation-related legal fees(a)	10,286
Costs related to business acquisitions(b)	20,416
Product withdrawal and recall costs(c)	1,997
Plant start-up costs(d)	1,565
Write-off of debt issuance costs(e)	215
Other(f)	1,187
Gain on settlement of contingent consideration(g)	(1,715)
Net income tax effect on adjusted earnings(h)	(13,356)
Adjusted earnings	6,808	0.08

July 4, 2015
Earnings attributable to SunOpta Inc.	7,283	0.11
Loss from discontinued operations attributable to SunOpta Inc.	3,467	0.05
Earnings from continuing operations attributable to SunOpta Inc.	10,750	0.16

Adjusted for:
Litigation-related legal fees(a)	794
Plant start-up costs(d)	695
Other expense, net	741
Net income tax effect on adjusted earnings	(1,173)
Adjusted earnings	11,807	0.17

(a)

Reflects the charge recorded in connection with the settlement of the Plum dispute (as described above under “Recent Developments – Settlement of Plum Dispute”), which is recorded in other expense. Also includes $1.3 million (2015 - $0.8 million) of litigation-related legal costs mainly associated with the Plum dispute, which are recorded in SG&A expenses.

(b)

Reflects costs related to business combinations, including an acquisition accounting adjustment related to Sunrise’s inventory sold in the first half of 2016 of $11.5 million, which is recorded in cost of goods sold; the non-cash amortization of debt issuance costs incurred in connection with the financing related to the Sunrise Acquisition of $5.6 million, as well as $0.9 million of additional financing costs expensed as incurred in the second quarter of 2016, which are recorded in interest expense; and $2.4 million of integration costs related to the closure and consolidation of our frozen fruit processing facilities following the Sunrise Acquisition, which are recorded in cost of goods sold and other expense.

(c)

Reflects costs of $1.7 million associated with the voluntary withdrawal or recall of products, net of expected insurance recoveries (as described above under “Recent Developments – Withdrawal of Private Label Orange Juice Product and – Recall of Certain Sunflower Kernel Products”), which are recorded in other expense. Also includes a $0.3 million adjustment for the estimated lost margin caused by the interruption of production in our roasting operations, which reflects a shortfall in revenues against anticipated volumes of approximately $3.5 million, less associated cost of goods sold of approximately $3.2 million.

(d)

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

(e)

Reflects the write-off to interest expense of $0.2 million of remaining unamortized debt issuance costs related to our North American credit facilities, which were replaced by the Global Credit Facility.

(f)	Other includes severance costs of $0.5 million and fair value adjustments related to contingent consideration arrangements of $0.4 million, which are recorded in other expense.
(g)

Reflects the gain on settlement of the contingent consideration obligation related to Niagara Natural (as described above under “Recent Development – Niagara Natural), which is recorded in other income.

SUNOPTA INC.	44	July 2, 2016 10-Q

(h)	To tax effect the preceding adjustments and to reflect an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.

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

Revenues for the two quarters ended July 2, 2016 increased by 27.0% to $700.5 million from $551.5 million for the two quarters ended July 4, 2015. Excluding the impact on revenues in the first half of 2016 of acquired businesses (an increase in revenues of approximately $154 million), estimated impact of the sunflower kernel recall based on shortfall against anticipated volumes (a decrease in revenues of approximately $4 million) and changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $15 million), revenues increased 2.0% in the first half of 2016, compared with the first half of 2015. This increase in revenues was driven primarily by increased demand for organic ingredients and growth in aseptic beverage volumes. These factors were largely offset by lower volumes of specialty raw materials driven by a reduction in contracted acres, as well as the negative impact on sales of frozen fruit of crop shortages stemming from a late strawberry harvest and softness in retail demand.

Gross profit increased $9.1 million, or 15.4%, to $67.9 million for the two quarters ended July 2, 2016, compared with $58.8 million for the two quarters ended July 4, 2015. As a percentage of revenues, gross profit for the two quarters ended July 2, 2016 was 9.7% compared to 10.7% for the two quarters ended July 4, 2015, a decrease of 1.0% . The gross profit percentage for the first half of 2016 would have been approximately 11.6%, excluding the impact of an acquisition accounting adjustment related to the Sunrise’s inventory sold in the first half of 2016 ($11.5 million), start-up costs related to the ramp-up of production at our Allentown, Pennsylvania aseptic beverage processing facility ($1.6 million), and lost margin caused by the interruption of production in our roasting operations ($0.3 million). Excluding these items, the gross margin percentage increased 0.9% in the first half of 2016, compared with the first half of 2015, driven mainly by increased efficiency and lower costs at our beverage operations, partially offset by increased raw material costs for frozen strawberries that could not be passed on immediately to customers, as well as production inefficiencies within our frozen fruit operations caused by the late harvest and resultant shortage of strawberries.

Total segment operating income for the two quarters ended July 2, 2016 decreased by $7.5 million, or 39.4%, to $11.5 million, compared with $18.9 million for the two quarters ended July 4, 2015. As a percentage of revenues, segment operating income was 1.6% for the two quarters ended July 2, 2016, compared with 3.4% for the two quarters ended July 4, 2015. The decrease in segment operating income is attributable to an $8.8 million increase in SG&A expenses, mainly reflecting incremental expenses from acquired businesses, as well as higher litigation-related legal costs mainly related to the Plum dispute, partially offset by lower employee compensation-related expenses. As a percentage of revenues, SG&A expenses were 7.0% in the first half of 2016, compared with 7.3% in the first half of 2015. Also contributing to the decrease in segment operating income was an increase in intangible asset amortization of $4.3 million in the first half of 2016, compared with the first half of 2015, reflecting the incremental amortization of identified intangible assets of acquired businesses. In addition, the decrease in segment operating income reflected a foreign exchange loss of $2.0 million in the first half of 2016, compared with a foreign exchange gain of $1.5 million in the first half of 2015, mainly reflecting the impact of a weakening of the U.S. dollar relative to the euro on forward foreign exchange contracts within our international sourcing and supply operations, compared with a strengthening of the U.S. dollar relative to the euro in the corresponding period of 2015.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the two quarters ended July 2, 2016 of $12.4 million included the $9.0 million charge related to the settlement of the Plum dispute, as well as $2.8 million of facility rationalization and severance costs primarily related to the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition, and $1.7 million of costs (net of estimated insurance recoveries) associated with the voluntary withdrawal of private label orange juice product and voluntary recall of certain sunflower kernel products. These expenses were partially offset by the $1.7 million gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural.

The increase in interest expense of $20.5 million to $22.6 million for the two quarters ended July 2, 2016, compared with $2.1 million for the two quarters ended July 4, 2015, primarily reflected increased costs associated with borrowings under the Second Lien Loan Agreement and our credit facilities in order to finance the Sunrise Acquisition, which included $5.6 million of non-cash amortization of debt issuance costs associated with the Second Lien Loan Agreement. In addition, in the first half of 2016, we wrote-off $0.2 million of remaining unamortized debt issuance costs related to our former North American credit facilities, which were replaced by the Global Credit Facility, and recognized $0.9 million of costs in connection with proposed financing arrangements intended to repay in full the term loans outstanding under the Second Lien Loan Agreement.

SUNOPTA INC.	45	July 2, 2016 10-Q

We recognized a recovery of income tax of $10.2 million, or 43.5% of loss before income taxes, for the two quarters ended July 2, 2016, compared with a provision for income tax of $5.4 million, or 33.5% of earnings before income taxes, for the two quarters ended July 4, 2015. The effective tax rates reflected the impact of changes in the jurisdictional mix of earnings, mainly as the result of pre-tax losses in the U.S. in the first half of 2016, compared with pre-tax earnings in the U.S. in the corresponding period of 2015, which reflected the effect in the first half of 2016 of higher cash interest costs related to the financing of the Sunrise Acquisition, as well as costs related to business acquisitions, including the acquisition accounting adjustment to Sunrise inventory sold in the period and the amortization of debt issuance costs related to the Second Lien Loan Agreement, as well as the impact of other discrete items including costs associated with the Plum legal settlement, consolidation of our frozen fruit processing facilities and product withdrawal and recall costs. For fiscal 2016, we expect our effective tax rate to be in the range of 29% to 32%, excluding discrete items.

Loss from continuing operations attributable to SunOpta Inc. for the two quarters ended July 2, 2016 was $13.8 million, compared with earnings of $10.8 million for the two quarters ended July 4, 2015. Diluted loss per share from continuing operations was $0.16 for the two quarters ended July 2, 2016, compared with diluted earnings per share from continuing operations of $0.16 for the two quarters ended July 4, 2015.

Loss from discontinued operations of $0.6 million for the two quarters ended July 2, 2016 reflected the loss from operations of Opta Minerals of $2.0 million, which included an asset impairment charge of $1.2 million, partially offset by a $0.6 million gain on classification as held for sale, net of recovery of income taxes and non-controlling interest of $0.9 million. Loss from discontinued operations of $3.5 million for the two quarters ended July 4, 2015 mainly reflected an after-tax loss from operations of Opta Minerals of $5.1 million, net of non-controlling interest of $1.6 million.

On a consolidated basis, we realized a loss of $14.4 million (diluted loss per share of $0.17) for the two quarters ended July 2, 2016, compared with earnings of $7.3 million (diluted earnings per share of $0.11) for the two quarters ended July 4, 2015.

For the two quarters ended July 2, 2016, adjusted earnings were $6.8 million, or $0.08 per diluted share, compared with adjusted earnings of $11.2 million, or $0.17 per diluted share for the two quarters ended July 4, 2015. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients
For the two quarters ended	July 2, 2016	July 4, 2015	Change	% Change

Revenues	$304,520	$316,905	$(12,385)	-3.9%
Gross Margin	37,920	37,898	22	0.1%
Gross Margin %	12.5%	12.0%		0.5%

Operating Income	$16,852	$19,292	$(2,440)	-12.6%
Operating Income %	5.5%	6.1%		-0.6%

Global Ingredients contributed $304.5 million in revenues for the two quarters ended July 2, 2016, compared to $316.9 million for the two quarters ended July 4, 2015, a decrease of $12.4 million, or 3.9% . Excluding the impact of changes including foreign exchange rates and commodity-related pricing, Global Ingredients revenues increased approximately 2.1% . The table below explains the decrease in revenue:

SUNOPTA INC.	46	July 2, 2016 10-Q

Global Ingredients Revenue Changes
Revenues for the two quarters ended July 4, 2015	$316,905
Lower volumes of specialty corn and soy driven by a reduction of contracted acres, as well as decreased volumes of organic feed, roasted and other ingredient products	(18,396)
Lower sunflower volumes attributed to downtime due to the impact of the recall or roasted kernels in the second quarter of 2016, and lower throughput after restarting our roasting operations, combined with lower export volumes of in-shell sunflower due primarily to a strong U.S. dollar	(11,412)
Decreased pricing of specialty corn, soy, sunflower and organic feed	(6,380)
Decreased pricing for organic fruit and vegetables, seeds and nuts, quinoa, coffee, and oils, partially offset by increases in pricing for sugar	(5,804)
Favorable foreign exchange impact on euro-denominated sales due to the stronger U.S. dollar	160
Higher sales volumes of internationally sourced organic ingredients including cocoa, coffee, grains and pulses, oils, and organic fruit and vegetables	29,447
Revenues for the two quarters ended July 2, 2016	$304,520

Gross margin in Global Ingredients remained unchanged at $37.9 million for the two quarters ended July 2, 2016, and the gross margin percentage increased by 0.5% to 12.5% . The increase in gross margin as a percentage of revenue was primarily due to a favorable sales mix driven by higher margin international organic raw materials and improved mix in domestic raw materials as a result of a decline in acres contracted of low margin seed and grain varieties, mark-to-market gains on commodity futures contracts, and improved sunflower processing yields and operating efficiencies, partially offset by the impact of the sunflower recall on operations and lower pricing spreads on non-GMO soy, corn and organic feed. The table below explains the increase in gross margin:

Global Ingredients Gross Margin Changes
Gross margin for the two quarters ended July 4, 2015	$37,898
Favorable margin impact of mark-to-market gains related to commodity futures contracts	1,338
Improved sunflower annual processing yields on raw materials and improved operating efficiencies, partially offset by impact of downtime associated with the sunflower roasted kernel recall, as well as reduced throughput following the restart of our roasting operations at our Crookston facility	394
Unfavorable impact on gross margins due to weaker euro relative to U.S. dollar, lower pricing spreads on internationally sourced organic ingredients, and reduced yield and other operational inefficiencies at European sunflower operations	(132)
Lower pricing spread on specialty corn and soy, and organic feed	(1,578)
Gross margin for the two quarters ended July 2, 2016	$37,920

Operating income in Global Ingredients decreased by $2.4 million, or 12.6%, to $16.9 million for the two quarters ended July 2, 2016, compared to $19.3 million for the two quarters ended July 4, 2015. The table below explains the decrease in operating income:

SUNOPTA INC.	47	July 2, 2016 10-Q

Global Ingredients Operating Income Changes
Operating income for the two quarters ended July 4, 2015	$19,292
Increase in gross margin, as explained above	22
Decreased foreign exchange gains on forward derivative contracts and increased SG&A costs	(3,352)
Decrease in corporate cost allocations	890
Operating income for the two quarters ended July 2, 2016	$16,852

Consumer Products
For the two quarters ended	July 2, 2016	July 4, 2015	Change	% Change

Revenues	$395,940	$234,638	$161,302	68.7%
Gross Margin	29,959	20,925	9,034	43.2%
Gross Margin %	7.6%	8.9%		-1.3%

Operating Income (Loss)	$(1,115)	$3,252	$(4,367)	-134.3%
Operating Income (Loss) %	-0.3%	1.4%		-1.7%

Consumer Products contributed $395.9 million in revenues for the two quarters ended July 2, 2016, compared to $234.6 million for the two quarters ended July 4, 2015, a $161.3 million, or 68.7% increase. Excluding the impact of changes primarily related to revenues acquired as a result of the acquisitions of Sunrise, Citrusource and Niagara Natural in 2015, Consumer Products revenues increased approximately 2.0% . The table below explains the increase in revenues:

Consumer Products Revenue Changes
Revenues for the two quarters ended July 4, 2015	$234,638
Acquired revenues as a result of the acquisition of Sunrise, partially offset by the impact of customer transition following the closure of the Buena Park processing facility in the first quarter of 2016, category resets of a major customer impacting the timing of major contracted sales and general softness in the retail customer market in the second quarter	138,725
Higher sales of aseptic beverages including retail almond beverages and non-dairy into the food service channel, along with stronger sales of shelf-stable juice as a result of new product innovation	17,990
Acquired revenues as a result of the acquisition of Niagara Natural as well as increased volumes of resealable pouch offerings as a result of new business contracted, partially offset by of lower volumes of specialty bars	4,587
Revenues for the two quarters ended July 2, 2016	$395,940

Gross margin in Consumer Products increased by $9.0 million to $30.0 million for the two quarters ended July 2, 2016 compared to $20.9 million for the two quarters ended July 4, 2015, and the gross margin percentage decreased by 1.3% to 7.6% . For the quarter ended July 2, 2016 gross margin as a percentage of revenue was impacted by a $11.5 million acquisition accounting adjustment related to Sunrise inventory sold, as well as costs associated with expansion activities at our Allentown aseptic facility of $1.6 million. Excluding these costs, the gross margin percentage in the consumer products segment would have been 10.9% for the quarter ended July 2, 2016. The increase in gross margin percentage reflected the higher margin profile of 2015 acquisitions, and increased facility utilization and operating costs within the beverage operations, partially offset by higher costs within healthy fruit operations due a delayed 2016 fruit harvest that led to increased labor costs and higher raw material prices that were not yet built into customer pricing. The table below explains the increase in gross margin:

SUNOPTA INC.	48	July 2, 2016 10-Q

Consumer Products Gross Margin Changes
Gross margin for the two quarters ended July 4, 2015	$20,925
Margin impact of the Sunrise Acquisition and improved pricing for frozen fruit offerings, partially offset by lower margins for fruit bases and toppings	18,227
Increased contribution from sales of aseptic and non-aseptic private label beverages, driven by increased production volumes and higher facility utilization, partially offset by ramp-up costs at the Allentown, Pennsylvania aseptic facility	1,719
Increased volumes of resealable pouch offerings and incremental margin from the acquisition of Niagara Natural partially offset by lower volumes of specialty bars	602
Margin impact from acquisition accounting adjustment related to Sunrise inventory sold in the quarter	(11,514)
Gross margin for the two quarters ended July 2, 2016	$29,959

Operating income in Consumer Products decreased by $4.4 million, or 134.3%, to an operating loss of $1.1 million for the two quarters ended July 2, 2016, compared to operating income of $3.3 million for the two quarters ended July 4, 2015. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the two quarters ended July 4, 2015	$3,252
Increase in gross margin, as explained above	9,034
Increased SG&A costs due primarily to the acquisitions of Sunrise, Citrusource and Niagara Natural, partially offset by lower compensation costs	(10,110)
Increase in corporate cost allocations	(3,291)
Operating loss for the two quarters ended July 2, 2016	$(1,115)

Corporate Services
For the two quarters ended	July 2, 2016	July 4, 2015	Change	% Change

Operating Loss	$(4,257)	$(3,601)	$(656)	-18.2%

Operating loss at Corporate Services increased by $0.7 million to $4.3 million for the two quarters ended July 2, 2016, from a loss of $3.6 million for the two quarters ended July 4, 2015. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended July 4, 2015	$(3,601)
Increased information technology consulting, professional fees and costs associated with an ongoing litigation	(2,445)
Higher compensation-related costs due to increased headcount, stock-based compensation and health benefits	(1,246)
Decrease in foreign exchange losses	634
Increase in corporate cost allocations that are charged to SunOpta reporting segments, due in part to a further centralization of services	2,401
Operating loss for the two quarters ended July 2, 2016	$(4,257)

SUNOPTA INC.	49	July 2, 2016 10-Q

Management fees mainly consist of salaries of corporate personnel who perform back office functions for operating segments, as well as costs related to the enterprise resource management system. These expenses are allocated to the operating segments based on (1) specific identification of allocable costs that represent a service provided to each segment and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each segment. The 2016 management fee allocations reflect the additional revenues and head count added as a result of the acquisitions of Sunrise, Citrusource, and Niagara Natural. These acquisitions added approximately $350.0 million in annualized revenues all to the Consumer Products segment.

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

On February 11, 2016, we entered into a five-year, $350.0 million Global Credit Facility, which replaced our previous North American credit facilities, which were comprised of a $165.0 million facility and a C$10.0 million facility, that were set to expire January 27, 2017, and our €92.5 million multipurpose European credit facilities that were due on demand with no set maturity date. The Global Credit Facility will be used to support the working capital and general corporate needs of our global operations, in addition to funding future strategic initiatives. In addition, subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, we may request to increase the total lending commitments under this facility to a maximum aggregate principal amount not to exceed $450.0 million. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at July 2, 2016, we had outstanding borrowings of $236.3 million and approximately $75 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 7 to the unaudited consolidated financial statements included in this report.

On October 9, 2015, SunOpta Foods Inc. and certain of our other subsidiaries entered into the Second Lien Loan Agreement with a group of lenders, pursuant to which we borrowed an aggregate principal amount of $330.0 million of term loans. The net proceeds of the Second Lien Loan Agreement were used to partially fund the Sunrise Acquisition, as described above under “Recent Developments – Sunrise Holdings (Delaware), Inc.” The term loans made under the Second Lien Loan Agreement on October 9, 2015 (the “Initial Loans”) mature on October 9, 2016. If any Initial Loans remain outstanding on maturity and no bankruptcy or event of default then exists, all Initial Loans then outstanding will automatically convert into term loans that would mature on October 9, 2022. As at July 2, 2016, we had repaid $20.0 million principal amount of the Initial Loans. Under the terms of the financing commitments that we received in connection with the Sunrise Acquisition, our lenders may demand that we enter into alternative long-term financing to replace the remaining $310.0 million principal amount of Initial Loans at an interest rate of up to 9.5% per annum at any time prior to October 9, 2016. For more information on the Second Lien Loan Agreement, see note 7 to the unaudited consolidated financial statements included in this report.

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

SUNOPTA INC.	50	July 2, 2016 10-Q

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

Cash Flows

Cash flows for the quarter ended July 2, 2016

Net cash and cash equivalents decreased $1.2 million in the second quarter of 2016 to $4.3 million as at July 2, 2016, compared with $5.5 million as at April 2, 2016, which primarily reflected the following uses of cash:

  cash used by continuing operating activities of $34.4 million;
  capital expenditures of $4.8 million; and
  payment of $4.6 million of contingent consideration related to business acquisitions.

These uses of cash were mostly offset by net borrowings under our line of credit facilities of $39.0 million.

Cash used in operating activities of continuing operations was $34.4 million in the second quarter of 2016, compared with $7.1 million in the second quarter of 2015, an increase in cash used of $27.4 million. The increase in cash used in operating activities in the second quarter of 2016, compared with the second quarter of 2015, reflected the increased working capital requirements related to acquired businesses, including the seasonal fruit purchases to support the Sunrise business.

Cash used in investing activities of continuing operations was $8.6 million in the second quarter of 2016, compared with $9.4 million in the second quarter of 2015, a decrease in cash used of $0.8 million, which mainly reflected a second-quarter-over-second-quarter decrease in capital expenditures of $4.7 million, reflecting higher spending in the second quarter of 2015 related to a retrofit of our San Bernardino premium juice facility and the expansion of our Allentown aseptic facility. The decrease in capital expenditures was mostly offset by contingent consideration payments of $4.6 million in the second quarter of 2016 related to the acquisitions of Citrusource and Niagara Natural. Cash provided by investing activities of discontinued operations of $1.9 million reflected cash proceeds from the sale of Opta Minerals of $3.2 million, net of cash sold.

Cash provided by financing activities of continuing operations was $38.7 million in the second quarter of 2016, compared with $17.3 million in the second quarter of 2015, an increase in cash provided of $21.4 million, which mainly reflected an increase in borrowings under our line of credit facilities of $25.9 million in the second quarter of 2016, compared with the second quarter of 2015, partially offset by lower proceeds from the exercise of stock options and warrants. The second-quarter-over-second-quarter increase in borrowings under our credit facilities mainly reflected increased working capital requirements.

Cash flows for the two quarters ended July 2, 2016

Net cash and cash equivalents increased $2.0 million in the first half of 2016 to $4.3 million as at July 2, 2016, compared with $2.3 million as at January 2, 2016, which primarily reflected net borrowings under our line of credit facilities of $78.9 million, mostly offset by the following uses of cash:

  cash used by continuing operating activities of $52.3 million;
  repayment of $10.0 million of Initial Loans under the Second Lien Loan Agreement;
  capital expenditures of $9.3 million;
  payment of $4.6 million of contingent consideration related to business acquisitions; and
SUNOPTA INC.	51	July 2, 2016 10-Q

  payment of $4.4 million debt issuance costs related to the Global Credit Facility.

Cash used in operating activities of continuing operations was $52.3 million in the first half of 2016, compared with $18.0 million in the first half of 2015, an increase in cash used of $34.3 million. The increase in cash used in operating activities in the first half of 2016, compared with the first half of 2015, reflected the increased working capital requirements related to acquired businesses, including the seasonal fruit purchases to support the Sunrise business that occurred largely in the second quarter of 2016.

Cash used in investing activities of continuing operations was $13.2 million in the first half of 2016, compared with $28.3 million in the first half of 2015, a decrease in cash used of $15.1 million, which mainly reflected the $13.3 million upfront payment to acquire Citrusource in the first half of 2015, as well as a first-half-over-first-half decrease in capital expenditures of $5.6 million, reflecting higher spending in the first half of 2015 related to a retrofit of our San Bernardino premium juice facility and the expansion of our Allentown aseptic facility. These factors were partially offset by contingent consideration payments of $4.6 million in the first half of 2016 related to the acquisitions of Citrusource and Niagara Natural. Cash provided by investing activities of discontinued operations reflected cash proceeds from the sale of Opta Minerals of $3.2 million, net of cash sold.

Cash provided by financing activities of continuing operations was $64.5 million in the first half of 2016, compared with $40.7 million in the first half of 2015, an increase in cash provided of $23.8 million. Net borrowings under our line of credit facilities increased $44.4 million in the first half of 2016, compared with the first half of 2015, including the repayment in full of outstanding borrowings of $192.7 million under our North American and European credit facilities with new borrowings under the Global Credit Facility. The first-half-over-first-half increase in borrowings under our credit facilities mainly reflected increased working capital requirements and repayment of $10.0 million of borrowings under the Second Lien Loan Agreement, as well as lower proceeds from the exercise of stock options and warrants, partially offset by reduced business acquisition spending.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

Except for the entry into the Global Credit Facility, which replaced our previous North American and European credit facilities as described above under “Liquidity and Capital Resources”, there have been no material changes outside the normal course of business in our contractual obligations since January 2, 2016. As at July 2, 2016, borrowings under the Global Credit Facility totaled $236.3 million and our total bank indebtedness was $239.7 million. Outstanding amounts under the Global Credit Facility are repayable in full on February 10, 2021.

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

SUNOPTA INC.	52	July 2, 2016 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of July 2, 2016.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended July 2, 2016. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	53	July 2, 2016 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Plum Dispute

Plum, PBC, a Delaware public benefit corporation (“Plum”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing processes, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America (“Cheer Pack”) as a Defendant. SGOI asserted counterclaims against Plum, crossclaims against Cheer Pack and third-party claims against Gualapack S.p.A (“Gualapack”), Hosokawa Yoko, Co. (“Hosokawa”), Secure HY Packaging Co., Ltd. (“SHY”) and CDF Corporation (“CDF”). Cheer Pack asserted cross-claims against SGOI. Plum alleged it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleged that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum sought unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees.

On July 29, 2016, SGOI entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Plum, Campbell Soup Company (“Campbell”), Cheer Pack, Gualapack, Hosokawa, CDF and SHY. The Settlement Agreement resolves the disputed issues among the parties in connection with the litigation filed by Plum against SGOI, as described above. Pursuant to the terms of the Settlement Agreement, the Company will pay Campbell $5.0 million in cash and provide Campbell with rebates of up to $4.0 million over a four-year period in connection with Plum’s purchases of pouch products and Campbell’s purchases of aseptic broth products pursuant to manufacturing and supply agreements, as amended, between the parties and their affiliates. In order for Campbell to obtain the full $4.0 million in rebates, Plum and Campbell must order certain minimum quantities of pouch products and aseptic broth products within each of the designated twelve-month periods over the four-year rebate period.

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

From time to time, we are involved in other litigation incident to the ordinary conduct of our business. For a discussion of legal proceedings, see note 13 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

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

SUNOPTA INC.	54	July 2, 2016 10-Q

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

For example, on July 29, 2016, one of our wholly-owned subsidiaries agreed to pay $5.0 million in cash and up to $4.0 million in rebates to one of our customers to settle litigation filed by the customer in connection with a voluntary recall of certain products manufactured at our subsidiary’s Allentown, Pennsylvania facility. In addition, on May 3, 2016, we announced a voluntary recall of certain sunflower kernel products produced at our Crookston, Minnesota facility that have the potential to be contaminated with Listeria monocytogenes bacteria, and a number of our customers have initiated recalls of their products that contain the affected sunflower kernels as an ingredient or component.

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

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	55	July 2, 2016 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 10, 2016	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	56	July 2, 2016 10-Q

EXHIBIT INDEX

Exhibit No.	Description
4.1	Amended and Restated Shareholder Rights Plan Agreement, dated November 10, 2015, amended and restated as of April 18, 2016, between SunOpta Inc. and American Stock Transfer & Trust Company LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016).
10.1†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016).
10.2†*	Form of Incentive Stock Option Award Agreement under Amended 2013 Stock Incentive Plan.
10.3†*	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under Amended 2013 Stock Incentive Plan.
10.4†*	Form of 2016 Performance Share Unit Award Agreement under 2013 Amended Stock Incentive Plan.
31.1	Certification by Hendrik Jacobs, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.
31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.
32	Certifications by Hendrik Jacobs, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	57	July 2, 2016 10-Q