Form 10-Q
period 2016-10-01
SunOpta Inc.
filed 2016-11-09
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ .

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

Yes [_]      No [X]

The number of the registrant’s common shares outstanding as of November 4, 2016 was 85,656,820.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended October 1, 2016

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Amounts expressed in Canadian dollars are expressed in thousands of Canadian dollars and preceded by the symbol “Cdn $”, and amounts expressed in euros are expressed in thousands of euros and preceded by the symbol “€”. As at October 1, 2016, the closing rates of exchange for the U.S. dollar, expressed in Canadian dollars and euros, were $1.00 = Cdn $1.3117 and $1.00 = €0.8901. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to our acquisition of Sunrise Holdings (Delaware) Inc. (“Sunrise”); business acquisition transaction values; future financial and operating results, plans, objectives, expectations and intentions, and other statements that are not historical facts; estimated losses and related insurance recoveries associated with the recall of certain roasted sunflower kernel products; the timing and results of our process to identify a permanent Chief Executive Officer; additional charges associated with the closure of our San Bernardino, California facility; possible operational consolidation; reduction of non-core assets and operations; business strategies; plant and production capacities; revenue generation potential; anticipated construction costs; competitive strengths; goals; capital expenditure plans; business and operational growth and expansion plans; anticipated operating margins and operating income targets; gains or losses associated with business transactions; cost reductions; rationalization and improved efficiency initiatives; proposed new product offerings; and references to the future growth of our business and global markets for our products. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	2	October 1, 2016 10-Q

Whether actual results and developments will agree with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

  failure or inability to complete our ongoing operational review and implement value creation strategies in a timely manner;
  restrictions under the terms of our debt and equity instruments on how we may operate our business;
  conflicts of interest between our significant investors and our other stakeholders;
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
  failure to retain key management and employees of acquired businesses;
  ability to meet the covenants under our credit facilities or to obtain necessary waivers from our lenders;
  ability to obtain additional capital as required to maintain current growth rates;
  ability to successfully consummate possible future divestitures of businesses;
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
SUNOPTA INC.	3	October 1, 2016 10-Q

  dilution in the value of our common shares through the exchange of preferred shares, exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities;
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

SUNOPTA INC.	4	October 1, 2016 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	$	$	$	$

		(note 1)		(note 1)

Revenues	348,732	277,213	1,049,192	828,756

Cost of goods sold	307,702	250,904	940,283	743,624

Gross profit	41,030	26,309	108,909	85,132

Selling, general and administrative expenses	23,915	21,020	72,676	61,031
Intangible asset amortization	2,826	786	8,472	2,105
Other expense, net (note 9)	10,312	3,652	22,723	4,393
Foreign exchange loss (gain)	1,068	404	3,060	(1,046)

Earnings from continuing operations before the following	2,909	447	1,978	18,649

Interest expense, net	12,178	1,103	34,748	3,171

Earnings (loss) from continuing operations before income taxes	(9,269)	(656)	(32,770)	15,478

Provision for (recovery of) income taxes (note 10)	(5,411)	(568)	(15,632)	4,838

Earnings (loss) from continuing operations	(3,858)	(88)	(17,138)	10,640

Discontinued operations (note 3)
Earnings (loss) from discontinued operations	-	699	(1,993)	(3,551)
Gain on classification as held for sale	-	-	560	-
Recovery of (provision for) income taxes	-	(75)	599	(964)
Loss (earnings) from discontinued operations attributable to non-controlling interests	-	(116)	264	1,556
Earnings (loss) from discontinued operations attributable to SunOpta Inc.	-	508	(570)	(2,959)

Earnings (loss)	(3,858)	420	(17,708)	7,681

Earnings (loss) attributable to non-controlling interests	(503)	106	4	84

Earnings (loss) attributable to SunOpta Inc.	(3,355)	314	(17,712)	7,597

Earnings (loss) per share – basic (note 11)
- from continuing operations	(0.04)	-	(0.20)	0.15
- from discontinued operations	-	0.01	(0.01)	(0.04)
	(0.04)	-	(0.21)	0.11

Earnings (loss) per share – diluted (note 11)
- from continuing operations	(0.04)	-	(0.20)	0.15
- from discontinued operations	-	0.01	(0.01)	(0.04)
	(0.04)	-	(0.21)	0.11

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	October 1, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	$	$	$	$

		(note 1)		(note 1)

Earnings (loss) from continuing operations	(3,858)	(88)	(17,138)	10,640
Earnings (loss) from discontinued operations attributable to SunOpta Inc.	-	508	(570)	(2,959)
Earnings (loss)	(3,858)	420	(17,708)	7,681

Change in fair value of interest rate swap, net of taxes	-	-	-	(129)
Reclassification adjustment for loss included in earnings	-	-	-	339
Unrealized gain on interest rate swap, net	-	-	-	210

Currency translation adjustment	689	823	282	(3,009)

Other comprehensive earnings (loss), net of income taxes	689	823	282	(2,799)

Comprehensive earnings (loss)	(3,169)	1,243	(17,426)	4,882

Comprehensive earnings (loss) attributable to non-controlling interests	(482)	51	(486)	(2,072)

Comprehensive earnings (loss) attributable to SunOpta Inc.	(2,687)	1,192	(16,940)	6,954

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	October 1, 2016 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at October 1, 2016 and January 2, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	October 1, 2016	January 2, 2016
	$	$

ASSETS
Current assets
Cash and cash equivalents	1,639	2,274
Accounts receivable	173,880	117,412
Inventories (note 6)	393,689	371,223
Prepaid expenses and other current assets	23,455	20,088
Current income taxes recoverable	9,390	21,728
Current assets held for sale (notes 1 and 3)	-	64,330
Total current assets	602,053	597,055

Property, plant and equipment	161,252	176,513
Goodwill (note 2)	241,585	241,690
Intangible assets (note 2)	186,603	195,008
Deferred income taxes	958	958
Other assets	11,797	7,979

Total assets	1,204,248	1,219,203

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	226,651	159,773
Accounts payable and accrued liabilities	170,343	151,831
Customer and other deposits	1,029	5,322
Income taxes payable	4,189	1,720
Other current liabilities	1,208	1,521
Current portion of long-term debt (note 7)	2,159	1,773
Current portion of long-term liabilities (note 2)	5,365	5,243
Current liabilities held for sale (notes 1 and 3)	-	52,486
Total current liabilities	410,944	379,669

Long-term debt (note 7)	317,484	321,222
Long-term liabilities (note 2)	15,828	17,809
Deferred income taxes	54,564	74,324
Total liabilities	798,820	793,024

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 85,653,788 shares issued and outstanding (January 2, 2016 - 85,417,849)	299,470	297,987
Additional paid-in capital	24,931	22,327
Retained earnings	89,126	106,838
Accumulated other comprehensive loss	(10,699)	(6,113)
	402,828	421,039
Non-controlling interests	2,600	5,140
Total equity	405,428	426,179

Total equity and liabilities	1,204,248	1,219,203

Commitments and contingencies (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	October 1, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 2, 2016	85,418	297,987	22,327	106,838	(6,113)	5,140	426,179

Employee stock purchase plan	67	326	-	-	-	-	326
Stock incentive plan	169	1,157	(569)	-	-	-	588
Stock-based compensation	-	-	3,173	-	-	-	3,173
Loss from continuing operations	-	-	-	(17,142)	-	4	(17,138)
Loss from discontinued operations, net of income taxes (note 3)	-	-	-	(570)	-	(264)	(834)
Disposition of discontinued operation (note 3)	-	-	-	-	(5,094)	(2,054)	(7,148)
Currency translation adjustment	-	-	-	-	508	(226)	282

Balance at October 1, 2016	85,654	299,470	24,931	89,126	(10,699)	2,600	405,428

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 3, 2015	67,074	190,668	22,490	129,309	(1,778)	12,639	353,328

Issuance of common shares, net	16,670	96,544	-	-	-	-	96,544
Employee stock purchase plan	36	451	-	-	-	-	451
Stock incentive plan	704	4,624	(1,597)	-	-	-	3,027
Warrants	850	6,042	(2,163)	-	-	-	3,879
Stock-based compensation	-	-	4,140	-	-	-	4,140
Earnings from continuing operations	-	-	-	10,556	-	84	10,640
Loss from discontinued operations, net of income taxes	-	-	-	(2,959)	-	(1,556)	(4,515)
Currency translation adjustment	-	-	-	-	(2,338)	(671)	(3,009)
Change in fair value of interest rate swap, net of income taxes	-	-	-	-	139	71	210
Acquisition of non-controlling interest	-	-	(1,018)	-	-	285	(733)

Balance at October 3, 2015	85,334	298,329	21,852	136,906	(3,977)	10,852	463,962

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	October 1, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	$	$	$	$

		(note 1)		(note 1)
CASH PROVIDED BY (USED IN)

Operating activities
Earnings (loss)	(3,858)	420	(17,708)	7,681
Earnings (loss) from discontinued operations attributable to SunOpta Inc.	-	508	(570)	(2,959)
Earnings (loss) from continuing operations	(3,858)	(88)	(17,138)	10,640

Items not affecting cash:
Depreciation and amortization	8,646	4,414	25,955	12,739
Acquisition accounting adjustment on inventory sold	1,890	-	13,404	-
Amortization and write-off of debt issuance costs (note 7)	3,988	124	10,210	327
Impairment of long-lived assets (note 9)	10,300	-	12,035	-
Deferred income taxes	(5,252)	835	(19,760)	697
Stock-based compensation	1,181	1,804	3,173	3,832
Unrealized gain on derivative instruments (note 5)	(749)	(1,088)	(1,264)	(534)
Fair value of contingent consideration (note 9)	124	235	(1,281)	317
Other	(64)	(581)	343	1,237
Changes in non-cash working capital, net of businesses acquired (note 12)	836	12,648	(60,943)	(28,965)
Net cash flows from operations - continuing operations	17,042	18,303	(35,266)	290
Net cash flows from operations - discontinued operations	-	4,241	758	5,490
	17,042	22,544	(34,508)	5,780
Investing activities
Purchases of property, plant and equipment	(5,463)	(6,866)	(14,803)	(21,841)
Acquisition of businesses (note 2)	-	(6,475)	-	(19,775)
Payment of contingent consideration (note 5)	-	-	(4,554)	-
Proceeds from sale of assets	-	348	-	1,292
Other	-	147	700	(778)
Net cash flows from investing activities - continuing operations	(5,463)	(12,846)	(18,657)	(41,102)
Net cash flows from investing activities - discontinued operations	-	(785)	1,754	(1,224)
	(5,463)	(13,631)	(16,903)	(42,326)
Financing activities
Increase (decrease) under line of credit facilities (note 7)	(13,097)	(3,206)	258,475	31,291
Repayment of line of credit facilities (note 7)	-	-	(192,677)	-
Borrowings under long-term debt (note 7)	-	-	432	-
Repayment of long-term debt (note 7)	(520)	(311)	(11,529)	(722)
Payment of debt issuance costs	(1,179)	(2,157)	(5,545)	(2,188)
Proceeds from the issuance of common shares, net	-	95,344	-	95,344
Proceeds from the exercise of stock options and employee share purchases	227	439	914	3,478
Proceeds from the exercise of warrants	-	-	-	3,879
Other	8	(179)	(126)	(459)
Net cash flows from financing activities - continuing operations	(14,561)	89,930	49,944	130,623
Net cash flows from financing activities - discontinued operations	-	(4,199)	(1,180)	(5,012)
	(14,561)	85,731	48,764	125,611

Foreign exchange gain (loss) on cash held in a foreign currency	329	(41)	305	(14)
Increase (decrease) in cash and cash equivalents in the period	(2,653)	94,603	(2,342)	89,051

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	-	2,232	1,707	2,170
Less: Balance included at end of period	-	(1,626)	-	(1,626)

Cash and cash equivalents - beginning of the period	4,292	2,154	2,274	7,768

Cash and cash equivalents - end of the period	1,639	97,363	1,639	97,363

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	October 1, 2016 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	$	$	$	$

		(note 1)		(note 1)

Non-cash investing activities
Proceeds on disposition of discontinued operation, note receivable (note 3)	-	-	1,537	-
Acquisition of business, working capital adjustment (note 2)	-	(55)	-	264
Acquisition of business, settlement of pre-existing relationship (note 2)	-	-	-	(749)
Acquisition of business, contingent consideration at fair value (note 2)	-	(2,330)	-	(20,330)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
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

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended October 1, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 2, 2016. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2016.

Comparative Balances

As a result of the Company’s divestiture of Opta Minerals, the operating results and cash flows of Opta Minerals for the quarter and three quarters ended October 3, 2015 have been reclassified to discontinued operations to be consistent with presentation for the quarter and three quarters ended October 1, 2016. In addition, the assets and liabilities of Opta Minerals were reported as held for sale on the consolidated balance sheet as at January 2, 2016.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flow, including contingent consideration payments made after a business combination. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied on a retrospective basis. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which is intended to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Under the new guidance, companies will record excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. In addition, the guidance permits companies to elect to recognize forfeitures of share-based payments as they occur, rather than estimating the number of awards expected to be forfeited as is currently required. This guidance is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

SUNOPTA INC.	11	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. In 2016, the FASB issued additional ASUs to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. ASU 2014-09, as amended, will be effective for annual and interim periods beginning on or after December 15, 2017, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is permitted only as of annual and interim reporting periods beginning on or after December 15, 2016. The Company is currently assessing the impact that ASU 2014-09, as amended, will have on its consolidated financial statements and does not intend to early adopt this standard.

2. Business Acquisitions

Sunrise Holdings (Delaware), Inc.

On October 9, 2015, the Company completed the acquisition of 100% of the issued and outstanding common shares of Sunrise Holdings (Delaware), Inc. (“Sunrise”), pursuant to a Purchase and Sale Agreement dated July 30, 2015 (the “Sunrise Acquisition”). Sunrise is a processor of conventional and organic individually quick frozen (“IQF”) fruit in the U.S. and Mexico. The acquisition of Sunrise has been accounted for as a business combination under the acquisition method of accounting. The results of Sunrise have been included in the Company’s consolidated financial statements since the date of acquisition and are reported in the Consumer Products operating segment. The acquisition of Sunrise is aligned with the Company’s strategic focus on healthy and organic foods.

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

SUNOPTA INC.	12	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
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

(2)

Includes an estimated fair value adjustment to inventory of $19.0 million, of which $13.4 million and $4.0 million was recognized in costs of goods sold for inventory sold in the first three quarters of 2016 and fourth quarter of 2015, respectively.

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

(6)	Represents the estimated fair value of the non-controlling interest in Sunrise’s 75%-owned Mexican subsidiary.

SUNOPTA INC.	13	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
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

The following table summarizes the fair values of the assets acquired and liabilities assumed as at the acquisition date:

	Provisional
	Amounts		Final Amounts
	Recognized as at	Measurement	Recognized as at
	the Acquisition	Period	the Acquisition
	Date	Adjustment(1)	Date
	$	$	$
Current assets	2,220	(292)	1,928
Machinery and equipment	3,414	-	3,414
Intangible assets(2)	2,459	-	2,459
Current liabilities	(687)	-	(687)
Net identifiable assets acquired	7,406	(292)	7,114
Goodwill(3)	1,636	-	1,636
Net assets acquired	9,042	(292)	8,750

(1)	The measurement period adjustment reflects the final determination of net working capital as at the acquisition date.

SUNOPTA INC.	14	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
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

(1)

The contingent consideration arrangement with the former unitholders of Citrusource comprises two components: (i) deferred consideration calculated based on a seven-times multiple of the incremental growth in Citrusource’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) in fiscal year 2015 versus EBITDA for fiscal year 2014; and (ii) an earn-out calculated based on 25% of the incremental growth in the sum of Citrusource’s EBITDA and the EBITDA of the Company’s San Bernardino, California, juice facility (the “Combined EBITDA”) in each of fiscal years 2016, 2017 and 2018 versus the Combined EBITDA for fiscal year 2015. There are no upper limits to the amount of each of the components. The fair value measurement of the contingent consideration arrangement was determined to be approximately $18.0 million as at the acquisition date, based on a probability-weighted present value analysis, of which approximately $15.0 million was related to the deferred consideration and approximately $3.0 million is related to the earn-out. The deferred consideration is payable in four equal annual installments commencing in 2016. In the second quarter of 2016, the Company paid the first installment in the amount of $3.9 million. Of the remaining deferred consideration obligation, approximately $4.0 million is included in current portion of long-term liabilities and approximately $7.0 million is included in long-term liabilities on the consolidated balance sheets as at October 1, 2016. The earn-out obligation is also included in long-term liabilities on the consolidated balance sheet as at October 1, 2016. The fair value of the contingent consideration arrangement is based on significant level 3 unobservable inputs, including the following factors: (i) estimated range of EBITDA values in each of the earn-out periods; and (ii) the probability- weighting applied to each of the EBITDA values within the estimated range for each earn-out period. The resultant probability-weighted EBITDA values for each earn-out period were discounted at a credit risk-adjusted discount rate of approximately 3.5%.

During the fourth quarter of 2016, the Company and former unitholders of Citrusource will assess the impact of the planned closure of the San Bernardino juice facility (see note 9) on the earn-out component of the contingent consideration arrangement.

SUNOPTA INC.	15	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
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

(2)

Goodwill is calculated as the difference between the acquisition-date fair values of the consideration transferred and net assets acquired. The total amount of goodwill has been assigned to the Consumer Products operating segment and is expected to be fully deductible for tax purposes. The goodwill recognized is attributable to: (i) operating synergies expected to result from combining the operations of Citrusource with those of the Company; and (ii) opportunities to leverage the business experience of Citrusource’s management team to grow the Company’s existing citrus beverage program.

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

Upon closing of the transaction, the Company received aggregate gross proceeds of $4.8 million (C$6.2 million), of which $3.2 million (C$4.2 million) was received in cash, and $1.5 million (C$2.0 million) was received in the form of a subordinated promissory note bearing interest at 2.0% per annum that will mature on October 6, 2018. In the first quarter of 2016, the Company recognized direct costs related to the sale of Opta Minerals of $0.8 million. The sale of Company’s equity interest in Opta Minerals was consistent with its objective of divesting its non-core assets in order to become a pure-play healthy and organic foods company. The Company does not expect to have any significant continuing involvement with Opta Minerals.

In the fourth quarter of 2015, the Company recognized a loss on the classification of Opta Minerals as a discontinued operation held for sale of $10.5 million, or $7.7 million net of non-controlling interest, to write down the carrying value of Opta Minerals’ net assets to fair value less cost to sell based on estimated net proceeds on sale of approximately $4.5 million as at January 2, 2016. In the first quarter of 2016, the Company recognized a $0.6 million gain on classification as held for sale, which reflected a $1.1 million decline in the carrying value of Opta Mineral’s net assets, partially offset by a $0.5 million reduction in the estimated net proceeds on sale. The Company has not recognized the results of operations or cash flows of Opta Minerals for the period from April 1, 2016 to the closing of the transaction on April 6, 2016, as these amounts were insignificant to the Company’s consolidated results of operations and cash flows.

SUNOPTA INC.	16	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
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

The following table reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statements of operations:

	Quarter ended		Three quarters ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016(1)	2015
	$	$	$	$
Revenues	-	28,794	24,896	87,925
Cost of goods sold(2)	-	(24,471)	(22,133)	(75,823)
Selling, general and administrative expenses	-	(2,736)	(3,024)	(8,851)
Intangible asset amortization	-	(498)	-	(1,505)
Other expense, net(3)	-	(591)	(794)	(2,201)
Foreign exchange gain (loss)	-	1,017	(454)	568
Interest expense	-	(816)	(484)	(3,664)
Earnings (loss) before income taxes	-	699	(1,993)	(3,551)
Gain on classification as held for sale before income taxes	-	-	560	-
Total pre-tax earnings (loss) from discontinued operations	-	699	(1,433)	(3,551)
Recovery of (provision for) income taxes	-	(75)	599	(964)
Earnings (loss) from discontinued operations	-	624	(834)	(4,515)
Loss (earnings) from discontinued operations attributable to non-controlling interest	-	(116)	264	1,556
Earnings (loss) from discontinued operations attributable to SunOpta Inc.	-	508	(570)	(2,959)

(1)	For the three quarters ended October 1, 2016, no depreciation or amortization was recorded on Opta Minerals’ long-lived assets as these assets were classified as held for sale.

SUNOPTA INC.	17	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)	For the three quarters ended October 1, 2016, cost of goods sold includes a charge related to the write-down of inventory recorded by Opta Minerals of $0.8 million.

(3)	For the three quarters ended October 1, 2016, other expense, net includes a charge related to the impairment of long- lived assets recorded by Opta Minerals of $0.4 million.

4. Product Recall

During the second quarter of 2016, the Company announced a voluntary recall of certain roasted sunflower kernel products produced at its Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. The affected sunflower products originated from the Crookston facility between May 31, 2015 and April 21, 2016. For the quarter and three quarters ended October 1, 2016, the Company recognized estimated losses of $12.0 million and $28.0 million, respectively, related to this recall, reflecting the estimated cost of the affected sunflower kernel products expected to be returned to or replaced by the Company and the estimated cost to reimburse customers for costs incurred by them related to the recall of their retail products that contain the affected sunflower kernels as an ingredient or component. However, these losses do not reflect costs associated with the interruption of production at the Crookston facility for the period from April 21, 2016 to the time regular production resumed on or about May 15, 2016, subject to a positive release protocol, or the costs to put into place corrective and preventive actions at the Company’s roasting facilities. The Company’s remediation efforts are ongoing, and it expects to continue to incur related costs, which may be material.

The Company’s estimates of the losses related to the recall are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. The Company’s estimates reflect the amount of losses that it determined, as of the date of this report, to be both probable and reasonably estimable. The Company may need to revise its estimates in subsequent periods as the Company continues to work with its customers and insurance providers to substantiate the claims received to date and any additional claims that may be received. These revisions may occur at any time and may be material.

The Company is currently unable to estimate the impact that this recall may have on our future sales of sunflower products or on its ongoing relationships with its customers, which may have an adverse impact on the recoverability of the customer relationships intangible asset associated with the Company’s sunflower operations and on the fair value of the reporting unit to which the sunflower operations relate that could result in an impairment of the associated goodwill. As at October 1, 2016, the customer relationships intangible asset and goodwill associated with the sunflower operations had carrying values of $6.6 million and $17.5 million, respectively.

The Company carries general liability and product recall insurance and is expecting to recover the recall-related costs through its insurance policies, less applicable deductibles under these policies. The Company recognizes expected insurance recoveries in the period in which the recoveries are determined to be probable of realization. Accordingly, for the quarter and three quarters ended October 1, 2016, the Company recorded estimated insurance recoveries of $12.0 million and $27.4 million for the losses recognized to-date related to the recall. However, the Company may not recover amounts equal to the amount of the losses recognized if those losses exceed the coverage available or are excluded under its insurance policies. Subsequent to the third quarter of 2016, the Company received $2.0 million from an insurance provider in relation to the recall.

As at October 1, 2016, $27.8 million of the estimated recall-related costs were unsettled and were recorded in accounts payable and accrued liabilities on the consolidated balance sheet. These costs were offset by the corresponding estimated insurance recoveries of $27.4 million included in accounts receivable on the consolidated balance sheet as at October 1, 2016.

SUNOPTA INC.	18	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of October 1, 2016 and January 2, 2016:

		October 1, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	1,747	799	948	-
	Unrealized short-term derivative liability	(1,197)	-	(1,197)	-
	Unrealized long-term derivative liability	(12)	-	(12)	-
(b)	Inventories carried at market(2)	6,647	-	6,647	-
(c)	Forward foreign currency contracts(3)	(188)	-	(188)	-
(d)	Contingent consideration(4)	(15,175)	-	-	(15,175)
(e)	Embedded derivative(5)	2,944	-	-	2,944
(f)	Long-lived assets(6)	600	-	600	-

		January 2, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	748	-	748	-
	Unrealized long-term derivative asset	21	-	21	-
	Unrealized short-term derivative liability	(1,417)	(10)	(1,407)	-
	Unrealized long-term derivative liability	(36)	-	(36)	-
(b)	Inventories carried at market(2)	5,945	-	5,945	-
(c)	Forward foreign currency contracts(3)	311	-	311	-
(d)	Contingent consideration(4)	(21,010)	-	-	(21,010)
(e)	Embedded derivative(5)	3,409	-	-	3,409

(1)

Unrealized short-term derivative asset is included in prepaid expenses and other current assets, unrealized long-term derivative asset is included in other assets, unrealized short-term derivative liability is included in other current liabilities and unrealized long-term derivative liability is included in long-term liabilities on the consolidated balance sheets.

(2)	Inventories carried at market are included in inventories on the consolidated balance sheets.
(3)	The forward foreign currency contracts are included in accounts receivable or accounts payable and accrued liabilities on the consolidated balance sheets.
(4)	Contingent consideration obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.
(5)	The embedded derivative is included in other assets (long-term) on the consolidated balance sheets.
(6)	Long-lived assets are included in property, plant and equipment on the consolidated balance sheets.

(a)	Commodity futures and forward contracts

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

SUNOPTA INC.	19	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended October 1, 2016, the Company recognized a gain of $0.7 million (October 3, 2015 – gain of $1.1 million) and for the three quarters ended October 1, 2016, the Company recognized a gain of $1.2 million (October 3, 2015 – gain of $0.5 million) related to changes in the fair value of these derivatives.

As at October 1, 2016, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	414	596
Forward commodity sale contracts	(75)	(599)
Commodity futures contracts	(670)	(440)

In addition, as at October 1, 2016, the Company had net open forward contracts to sell 309 lots of cocoa and 23 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at October 1, 2016, the Company had 340,399 bushels of commodity corn and 386,737 bushels of commodity soybeans in inventories carried at market.

(c)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at October 1, 2016 the Company had open forward foreign exchange contracts with a notional value of €29.4 million ($33.0 million). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended October 1, 2016, the Company recognized a loss of $0.3 million (October 3, 2015 – loss of $0.5 million) and for the three quarters ended October 1, 2016, the Company recognized a loss of $0.5 million (October 3, 2015 – loss of $1.1 million) related to changes in the fair value of these derivatives.

SUNOPTA INC.	20	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(d)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. The following table presents a reconciliation of contingent consideration obligations for the three quarters ended October 1, 2016:

	January 2,		Fair Value		October 1,
	2016	Issuances	Adjustments(1)	Payments(2)	2016
	$	$	$	$	$
Contingent consideration	(21,010)	-	1,281	4,554	(15,175)

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

On August 5, 2011 and August 29, 2014, the Company invested $0.5 million and $0.9 million, respectively, in convertible subordinated notes issued by Enchi Corporation (“Enchi”), a developer of advanced bioconversion products for the renewable fuels industry, of which $0.2 million principal amount remained outstanding as at January 2, 2016. The Company’s investment in subordinated convertible notes of Enchi includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5.1 million. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. On April 15, 2016, the Company received a distribution from Enchi of $0.7 million, which has been applied to repay the remaining $0.2 million principal amount of the convertible subordinated notes, with the balance of $0.5 million applied against the carrying value of the embedded derivative. As at October 1, 2016 and January 2, 2016, the Company determined that the fair value of this embedded derivative was $2.9 million and $3.4 million, respectively, based on expectations related to the remaining royalty rights.

(f)	Long-lived assets

Long-lived assets associated with the Company’s juice facility located in San Bernardino, California with a carrying value of $10.9 million were written down to their fair value of $0.6 million, resulting in an impairment charge of $10.3 million, which was included in other expense for the quarter and three quarters ended October 1, 2016 (see note 9). Fair value was determined based on market prices for comparable assets, which represent level 2 inputs.

6. Inventories

	October 1,	January 2,
	2016	2016
	$	$
Raw materials and work-in-process	283,036	276,434
Finished goods	104,999	87,215
Company-owned grain	17,098	14,348
Inventory reserves	(11,444)	(6,774)
	393,689	371,223

SUNOPTA INC.	21	October 1, 2016 10-Q

7. Bank Indebtedness and Long-Term Debt

	October 1,	January 2,
	2016	2016
	$	$
Bank indebtedness:
Global Credit Facility(1)	223,503	-
North American credit facilities(1)	-	70,563
European credit facilities(1)	-	87,419
Bulgarian credit facility(2)	3,148	1,791
	226,651	159,773

Long-term debt:
Second Lien Loan Agreement, net of unamortized debt issuance costs of nil (January 2, 2016 - $7,757)(3)	310,000	312,243
Capital lease obligations	8,162	9,245
Other	1,481	1,507
	319,643	322,995
Less: current portion	2,159	1,773
	317,484	321,222

(1)	Global Credit Facility

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

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. The initial margin for the Global Credit Facility was 0.50% with respect to prime rate borrowings and 1.50% with respect to LIBOR borrowings. As at October 1, 2016, the weighted-average interest rate on the facilities was 2.57%. The obligations under the Global Credit Facility are guaranteed by substantially all of the Company’s subsidiaries and, subject to certain exceptions, such obligations are secured by first priority liens on substantially all of the assets of the Company.

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

SUNOPTA INC.	22	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)	Bulgarian credit facility

On April 19, 2016, a subsidiary of The Organic Corporation (“TOC”), a wholly-owned subsidiary of the Company, amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4.5 million to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2017. As at October 1, 2016, the weighted-average interest rate on the Bulgarian credit facility was 2.75%.

(3)	Second Lien Loan Agreement

On October 9, 2015, SunOpta Foods Inc. (“SunOpta Foods”), a wholly-owned subsidiary of the Company, the Company and certain subsidiaries of the Company, as guarantors (together with the Company, the “Guarantors”), entered into a second lien loan agreement (the “Second Lien Loan Agreement”) with a group of lenders, pursuant to which the Company borrowed an aggregate principal amount of $330.0 million of term loans. In connection with the Second Lien Loan Agreement, the Company incurred $10.8 million of debt issuance costs, which were recorded as a reduction against the principal amount of the borrowings. The net proceeds of the Second Lien Loan Agreement were used to partially fund the Sunrise Acquisition. The Second Lien Loan Agreement was guaranteed by the Company and the Company’s subsidiaries that guarantee the Global Credit Facility, subject to certain exceptions, and was secured on a second-priority basis by security interests on all of SunOpta Foods’ and Guarantors’ assets that secured the Global Credit Facility, subject to certain exceptions and permitted liens.

Interest on the term loans made under the Second Lien Loan Agreement on October 9, 2015 (the “Initial Loans”) was determined by reference to LIBOR (subject to a 1.0% per annum floor) plus an applicable margin of 6.0% per annum. The applicable margin increased by 0.50% at the end of each three-month period after October 9, 2015 and before October 9, 2016. In each case, the Initial Loans carried a maximum interest rate of 9.5% per annum. Giving effect to the amortization of the debt issuance costs, the effective interest rate on the Initial Loans was approximately 11.2% per annum.

The Initial Loans could be repaid at par at any time prior to October 9, 2016. As at October 1, 2016 and January 2, 2016, the Company had repaid $20.0 million and $10.0 million principal amount, respectively, of the Initial Loans.

On October 7, 2016, SunOpta Foods issued an aggregate of 85,000 shares of Series A Preferred Stock (the “Preferred Stock”) for consideration in the amount of $85.0 million. The Company used the net proceeds from the issuance of the Preferred Stock to repay an additional $79.0 million principal amount of the Initial Loans (see note 15). The remaining $231.0 million aggregate principal amount of Initial Loans matured on October 9, 2016 and automatically converted into a like principal amount of term loans (such converted loans, the “Term Loans”), with a maturity date of October 9, 2022. The Term Loans bore interest at a rate of 9.5% per annum. On October 20, 2016, all of the outstanding Term Loans were exchanged for a corresponding amount of 9.5% Senior Secured Second Lien Notes due 2022 (the “Notes”) issued by SunOpta Foods (see note 15). The Second Lien Loan Agreement was terminated in connection with the issuance of the Notes.

SUNOPTA INC.	23	October 1, 2016 10-Q

8. Stock-Based Compensation

Under the Company’s 2013 Stock Incentive Plan, the Company may grant a variety of stock-based awards including stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) to selected employees and directors of the Company.

Stock Options

For the three quarters ended October 1, 2016, the Company granted 1,087,864 options to employees that vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. The weighted-average grant-date fair value of these options was $1.36, which is recognized on a straight-line basis over the three-year vesting period based on the number of stock options expected to vest.

The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of the stock options granted:

Exercise price	$3.27
Dividend yield	0%
Expected volatility	41.4%
Risk-free interest rate	1.5%
Expected life of options (in years)	6.0

Restricted Stock Units and Performance Share Units

For the three quarters ended October 1, 2016, the Company granted 112,000 RSUs and 250,345 PSUs to certain employees and directors of the Company.

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

Each vested RSU and PSU will be settled through the issuance of common shares of the Company and are therefore treated as equity awards.

SUNOPTA INC.	24	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Other Expense, Net

The components of other expense (income) are as follows:

	Quarter ended		Three quarters ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
	$	$	$	$
Impairment of long-lived assets(1)	10,300	-	12,035	-
Legal settlement(2)	-	-	9,000	-
Product withdrawal and recall costs(3)	-	-	1,697	-
Severance and rationalization costs(4)	138	2,653	1,153	2,653
Business development costs	23	893	233	1,416
Fair value of contingent consideration (see note 5)	124	235	(1,281)	317
Other	(273)	(129)	(114)	7
	10,312	3,652	22,723	4,393

(1)	Impairment of long-lived assets

During the third quarter of 2016, the Company assessed the carrying value of owned equipment and leasehold improvements associated with its leased San Bernardino, California juice facility as it evaluated recent commercial and operational developments that impacted the facility. In particular, the Company identified a need for significant investment in new packaging and processing capabilities in order to satisfy packaging format changes demanded by the facility’s largest customer. In addition, the Company was unsuccessful in contracting sufficient supply of raw citrus fruit for the upcoming season to allow for effective and efficient use of the facility’s extraction capabilities. This supply chain challenge is expected to continue for the foreseeable future, and while the Company has secured sufficient supply of extracted juice to meet its production requirements, the Company determined that it would be more beneficial to transfer its juice production from the facility to contract manufacturers with whom the Company has ongoing relationships. Accordingly, the Company has decided to not make further capital investments in support of the bottling or extraction areas of the facility. As a result, the Company determined that the carrying value of the long-lived assets of $10.9 million was not recoverable and that the assets were impaired. The Company recorded an impairment loss of $10.3 million to write down the carrying value of these assets to their estimated fair value. This facility is included in the Consumer Products operating segment.

On November 8, 2016, the Board of Directors of the Company approved the closure of the San Bernardino juice facility. During the fourth quarter of 2016, the Company expects to incur additional facility closure costs of approximately $4.0 million to $5.0 million including lease termination and employee severance costs. In addition, it is reasonably possible that the Company may need to further adjust the estimated fair value of the long-lived assets based on the final disposition of the facility.

For the three quarters ended October 1, 2016, the Company also recorded an impairment charge of $1.7 million related to the write-off of leasehold improvements at its Buena Park, California frozen fruit processing facility. In the first quarter of 2016, the Company transferred all production volume from this facility into Sunrise’s facilities located in Kansas and California.

(2)	Legal settlement

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

SUNOPTA INC.	25	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(3)	Product withdrawal and recall costs

For the three quarters ended October 1, 2016, the Company recognized costs of $1.1 million associated with the voluntary withdrawal by a customer, in coordination with the Company, of private label orange juice product produced at the San Bernardino juice facility, due to instances of early spoilage within the prescribed shelf life of the product. In addition, for the three quarters ended October 1, 2016, the Company recognized an estimated loss of $0.6 million, net of estimated insurance recoveries in connection with a voluntary recall of certain sunflower kernel products that was announced in the second quarter of 2016 (see note 4).

(4)	Severance and rationalization costs

For the three quarters ended October 1, 2016, severance and rationalization costs primarily related to the consolidation of the Company’s frozen fruit processing facilities following the Sunrise Acquisition, which included lease termination costs associated with the vacated Buena Park facility and related corporate office located in Cerritos, California.

For the quarter and three quarters ended October 3, 2015, employee severance costs included contractual severance benefits of $1.2 million and previously unrecognized stock-based compensation expense of $0.9 million recognized in connection with the departure of Steven Bromley as the Company’s Chief Executive Officer effective October 1, 2015.

10. Income Taxes

For the quarters and three quarters ended October 1, 2016 and October 3, 2015, the Company’s effective tax rate was different from the Company’s statutory Canadian tax rate due to the Company’s annualized mix of earnings by jurisdiction, and the impact of discrete items including the realization of $1.3 million of previously unrecognized tax benefits in the third quarter of 2016. For the quarter and three quarters ended October 1, 2016, the Company used the actual year-to-date effective tax rate to estimate tax expense for these periods, instead of the annualized effective tax rate, as the calculated annualized effective tax rate was found to be highly sensitive to changes in estimates of total net earnings. The Company recognized a recovery of income tax of $15.6 million for the three quarters ended October 1, 2016, compared with a provision for income tax of $4.8 million for the three quarters ended October 3, 2015. Excluding the impact of the change in unrecognized tax benefits, the effective tax rate was 43.8% for the three quarters ended October 1, 2016, compared with 31.3% for the three quarters ended October 3, 2015. The effective tax rates reflected the impact of changes in the jurisdictional mix of earnings, mainly as the result of pre-tax losses in the U.S. for the quarter and three quarters ended October 1, 2016, compared with pre-tax earnings in the U.S. for the corresponding periods of 2015, reflecting the effect in the first three quarters of 2016 of higher cash interest costs related to the financing of the Sunrise Acquisition, as well as discrete costs related to business acquisitions, including the acquisition accounting adjustment to Sunrise inventory sold in the period (see note 2) and amortization of debt issuance costs related to the Second Lien Loan Agreement (see note 7), as well as the impact of other discrete items including costs associated with the legal settlement with Plum, consolidation of our frozen fruit processing facilities, and product withdrawal and recall costs (see note 9).

SUNOPTA INC.	26	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Earnings (Loss) Per Share

Earnings (loss) per share are calculated as follows:

	Quarter ended		Three quarters ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Earnings (loss) from continuing operations attributable to SunOpta Inc.	$(3,355)	$(194)	$(17,142)	$10,556
Earnings (loss) from discontinued operations attributable to SunOpta Inc.	-	508	(570)	(2,959)
Earnings (loss) attributable to SunOpta Inc.	$(3,355)	$314	$(17,712)	$7,597
Basic weighted-average number of shares outstanding	85,618,870	69,180,603	85,528,512	68,198,611
Dilutive potential of the following:
Employee/director stock options and RSUs	31,582	-	20,534	207,190
Diluted weighted-average number of shares outstanding	85,650,452	69,180,603	85,549,046	68,405,801
Earnings (loss) per share - basic:
- from continuing operations	$(0.04)	$-	$(0.20)	$0.15
- from discontinued operations	-	0.01	(0.01)	(0.04)
	$(0.04)	$-	$(0.21)	$0.11
Earnings (loss) per share - diluted:
- from continuing operations	$(0.04)	$-	$(0.20)	$0.15
- from discontinued operations	-	0.01	(0.01)	(0.04)
	$(0.04)	$-	$(0.21)	$0.11

For the quarter ended October 1, 2016, stock options to purchase 1,873,871 (October 3, 2015 − 870,192) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect. For the three quarters ended October 1, 2016, stock options to purchase 2,453,271 (October 3, 2015 − 405,996) common shares were excluded from the calculation of potential dilutive common shares due to their anti-dilutive effect.

For the quarter and three quarters ended October 1, 2016, all potential dilutive common shares were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.

SUNOPTA INC.	27	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

12. Supplemental Cash Flow Information

	Quarter ended		Three quarters ended
	October 1,	October 3,	October 1,	October 3,
	2016	2015	2016	2015
	$	$	$	$

Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(22,302)	7,250	(56,049)	(2,352)
Inventories	5,150	3,369	(34,760)	(29,824)
Income tax recoverable	9,423	(3,600)	14,807	(6,617)
Prepaid expenses and other current assets	(1,985)	2,190	(2,591)	(922)
Accounts payable and accrued liabilities	10,999	2,321	21,943	9,731
Customer and other deposits	(449)	1,118	(4,293)	1,019
	836	12,648	(60,943)	(28,965)

13. Commitments and Contingencies

Plum Dispute

Plum, a Delaware public benefit corporation and a subsidiary of Campbell Soup Company ("Campbell") and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing processes, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America (“Cheer Pack”) as a Defendant. SGOI asserted counterclaims against Plum, crossclaims against Cheer Pack and third-party claims against Gualapack S.p.A (“Gualapack”), Hosokawa Yoko, Co. (“Hosokawa”), Secure HY Packaging Co., Ltd. (“SHY”) and CDF Corporation (“CDF”). Cheer Pack asserted cross-claims against SGOI. Plum alleged it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleged that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum sought unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees.

On July 29, 2016, SGOI entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Plum, Campbell, Cheer Pack, Gualapack, Hosokawa, CDF and SHY. The Settlement Agreement resolved the disputed issues among the parties in connection with the litigation filed by Plum against SGOI, as described above. Pursuant to the terms of the Settlement Agreement, the Company paid Campbell $5.0 million in cash and will provide Campbell with rebates of up to $4.0 million over a four-year period in connection with Plum’s purchases of pouch products and Campbell’s purchases of aseptic broth products pursuant to manufacturing and supply agreements, as amended, between the parties and their affiliates. In order for Campbell to obtain the full $4.0 million in rebates, Plum and Campbell must order certain minimum quantities of pouch products and aseptic broth products within each of the designated twelve-month periods over the four-year rebate period. In connection with the Settlement Agreement, the Company recorded a charge of $9.0 million in the second quarter of 2016, as the Company believes there is reasonable assurance that the minimum order quantities will be achieved (see note 9).

Employment Matter

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes approximately 8,500 to 9,000 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties are currently engaged in pre-class certification discovery. The Company is unable to estimate any potential liabilities relating to this proceeding, and any such liabilities could be material.

SUNOPTA INC.	28	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
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

14. Segmented Information

In connection with the Company’s divestiture of its equity interest in Opta Minerals on April 6, 2016, the Company recognized Opta Minerals as a discontinued operation for the quarter and three quarters ended October 1, 2016 and October 3, 2015 (see notes 1 and 3). Prior to being recognized as a discontinued operation, Opta Minerals was reported as a standalone operating segment within the Company. With the divestiture of Opta Minerals, the composition of the Company’s remaining reportable segments is as follows:

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

SUNOPTA INC.	29	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
	October 1, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	137,174	211,558	348,732
Segment operating income	7,404	8,104	15,508
Corporate Services			(2,287)
Other expense, net			(10,312)
Interest expense, net			(12,178)
Loss from continuing operations before income taxes			(9,269)

	Quarter ended
	October 3, 2015
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	150,500	126,713	277,213
Segment operating income	4,642	1,863	6,505
Corporate Services			(2,406)
Other expense, net			(3,652)
Interest expense, net			(1,103)
Loss from continuing operations before income taxes			(656)

	Three quarters ended
	October 1, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	441,694	607,498	1,049,192
Segment operating income	24,256	6,989	31,245
Corporate Services			(6,544)
Other expense, net			(22,723)
Interest expense, net			(34,748)
Loss from continuing operations before income taxes			(32,770)

	Three quarters ended
	October 3, 2015
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	467,405	361,351	828,756
Segment operating income	23,934	5,115	29,049
Corporate Services			(6,007)
Other expense, net			(4,393)
Interest expense, net			(3,171)
Earnings from continuing operations before income taxes			15,478

SUNOPTA INC.	30	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

15. Subsequent Events

Series A Preferred Stock

On October 7, 2016 (the “Closing Date”), the Company and SunOpta Foods entered into a subscription agreement (the “Subscription Agreement”) with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the “Investors”). Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Preferred Stock to the Investors for consideration in the amount of $85.0 million. The proceeds were used to repay $79.0 million principal amount of Initial Loans outstanding under the Second Lien Loan Agreement and pay expenses associated with the transaction. In connection with the Subscription Agreement, the Company agreed to, among other things (i) ensure SunOpta Foods has sufficient funds to pay its obligations under the terms of the Preferred Stock and (ii) grant each holder of Preferred Stock (the “Holder”) the right to exchange the Preferred Stock for shares of common stock of the Company (the “Common Shares”). The Preferred Stock is non-participating with the Common Shares in dividends and undistributed earnings of the Company.

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% prior to October 5, 2025 and 12.5% thereafter, in each case of the liquidation preference (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the “Exchange Price” and such quotient, the “Exchange Rate”). As at October 7, 2016, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on the Closing Date remain outstanding or (ii) on or after the third anniversary of the Closing Date, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price. Prior to the receipt of applicable approval by the holder of Common Shares, shares of Preferred Stock are not exchangeable into more than 19.99% of the number of Common Shares outstanding immediately after giving effect to such exchange.

At any time on or after the fifth anniversary of the Closing Date, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time. Upon certain events involving a change of control of the Company, SunOpta Foods must use reasonable efforts to provide the Holders with the option to exchange shares of the Preferred Stock for a security in the surviving or successor entity that has the same rights, preferences and privileges as the Preferred Stock as adjusted for the change of control. SunOpta Foods will also offer to redeem the Preferred Stock at an amount per share equal to the greater of (i) the liquidation preference plus an amount equal to the value of incremental dividends that would have accrued through to the fifth anniversary of the Closing Date and (ii) the amount payable per Common Share in such change of control multiplied by the Exchange Rate.

In connection with the Subscription Agreement, 11,333,333 Special Shares, Series 1 (the “Special Voting Shares”) of the Company were issued to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. As of the Closing Date, the Special Voting Shares represented an 11.7% voting interest in the Company. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. The Special Voting Shares are not transferable and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors will be entitled to designate up to two nominees for election to the board of directors of the Company (the “Board”) and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on the Closing Date, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company; and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

SUNOPTA INC.	31	October 1, 2016 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 1, 2016 and October 3, 2015
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Senior Secured Second Lien Notes

On October 20, 2016, SunOpta Foods issued $231.0 million aggregate principal amount of Notes in exchange for the corresponding principal amount of Term Loans borrowed under the Second Lien Loan Agreement. The Term Loans were the result of the automatic conversion on October 9, 2016 of the outstanding Initial Loans borrowed under the Second Lien Loan Agreement (see note 7).

Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum, commencing on April 15, 2017. The Notes will mature on October 9, 2022.

At any time prior to October 9, 2018, SunOpta Foods may redeem some or all of the Notes at any time and from time to time at a “make-whole” redemption price set forth in the indenture governing the Notes. On or after October 9, 2018, SunOpta Foods may redeem the Notes, in whole or in part, at any time at the redemption prices equal to 107.125% through October 8, 2019, 104.750% from October 9, 2019 through October 8, 2020, 102.375% from October 9, 2020 through October 8, 2021 and at par thereafter, plus accrued and unpaid interest, if any, to but excluding the date of redemption. In addition, prior to October 9, 2018, SunOpta Foods may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price equal to 109.500% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to but excluding the date of redemption. At any time prior to October 9, 2018, SunOpta Foods may also redeem, during each twelve-month period beginning on October 20, 2016, up to 10% of the aggregate principal amount of the Notes at a price equal to 103% of the aggregate principal amount of the Notes being redeemed, plus accrued and unpaid interest, if any, to but excluding the date of redemption. In the event of a change of control, SunOpta Foods will be required to make an offer to repurchase the Notes at 101% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

The Notes are secured by second-priority liens on substantially all of the assets that secure the credit facilities provided under the Global Credit Facility, subject to certain exceptions and permitted liens. The Notes are senior secured obligations and rank equally in right of payment with SunOpta Foods’ existing and future senior debt and senior in right of payment to any future subordinated debt. The Notes are effectively subordinated to debt under the Global Credit Facility and any future indebtedness secured on a first priority basis. The Notes are initially guaranteed on a senior secured second-priority basis by the Company and each of its subsidiaries (other than SunOpta Foods) that guarantees indebtedness under the Global Credit Facility, subject to certain exceptions.

The Notes are subject to covenants that, among other things, limit the Company’s ability to (i) incur additional debt or issue preferred stock; (ii) pay dividends and make certain types of investments and other restricted payments; (iii) create liens; (iv) enter into transactions with affiliates; (v) sell assets; and (vi) create restrictions on the ability of restricted subsidiaries to pay dividends, make loans or advances or transfer assets to the Company, SunOpta Foods or any Guarantor. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, certain payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare the principal of and accrued and unpaid interest on, if any, all the Notes to be due and payable.

SUNOPTA INC.	32	October 1, 2016 10-Q

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended October 1, 2016 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2016 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 9, 2016.

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

SUNOPTA INC.	33	October 1, 2016 10-Q

Recent Developments

Strategic Review

On June 27, 2016, we announced that we had engaged external financial and legal advisors to review our operating plan and to evaluate a range of strategic and financial actions that we could undertake to maximize shareholder value. The strategic review arose out of discussions with our largest shareholders, some of which had advocated that we examine value maximization strategies. We also announced that we had engaged a global executive search firm to assist in identifying candidates who can add additional operating, industry and capital markets experience and expertise to our Board of Directors (the “Board”). The strategic review was concluded on October 7, 2016 with our announcement of a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”).

On October 7, 2016, Oaktree invested $85.0 million in cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of SunOpta Foods Inc. (“SunOpta Foods”). The shares of Preferred Stock are exchangeable into common shares of SunOpta Inc. in accordance with certain terms and conditions. Net proceeds from the issuance of the Preferred Stock were used to repay $79.0 of borrowings made under our second lien loan agreement (the “Second Lien Loan Agreement”), as described below under “Liquidity and Capital Resources”.

For more information regarding the terms of the Preferred Stock investment by Oaktree, see note 15 to the unaudited consolidated financial statements included in this report.

Governance and Management Transitions

On October 7, 2016, we increased the size of the Board to nine directors and appointed two Oaktree-nominated independent directors, Dean Hollis and Al Bolles, Ph.D., to the Board. In addition, on October 7, 2016, Brendan Springstubb was appointed to the Board to replace Douglas Greene who resigned as a director. Mr. Springstubb is a Principal at Engaged Capital LLC, one of our largest shareholders.

On November 9, 2016, we announced that Rik Jacobs, President and Chief Executive Officer (“CEO”), and Alan Murray, Chair of the Board, will be stepping down from their respective positions. Mr. Jacobs’ last day with the Company will be November 11, 2016, and Mr. Murray’s departure from the board was effective concurrent with the announcement.

Director Dean Hollis has been appointed Chair of the Board, and director Katrina L. Houde will serve as interim CEO. The Board has initiated a search process for a permanent CEO.

Operational Review and Value Creation Strategy

We are conducting, with the assistance of Oaktree, a thorough review of our operations, management and governance, with the objective of maximizing our ability to deliver long-term value to our shareholders. Through this review, we have developed a value creation strategy built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. Key actions include:

Portfolio Optimization

  We continue to review our product offerings and are focused on simplifying our portfolio. We will invest in areas where we have a structural advantage and will assess the impact of exiting product lines where we are not effectively positioned.
  As described below under “Rationalization of Juice Operations”, we have announced our intention to close our juice processing and packaging facility located in San Bernardino, California.

Operational Excellence

  We are committed to ensure quality performance and improve operational excellence and have also identified significant savings opportunities in procurement and logistics.
  We plan to engage third-party support in manufacturing, procurement and logistics to enhance quality and capture savings.
SUNOPTA INC.	34	October 1, 2016 10-Q

Go-to-Market Effectiveness

  We are working to optimize the customer and product mix in existing channels and are also exploring opportunities across new channels to identify unmet market demand.
  The foodservice channel offers a substantial opportunity for us and additional resources will be deployed to develop this area.
  Our sales efforts will be reorganized by channel, rather than geography.

Process Sustainability

  We are focused on simplifying and strengthening the organization, improving plant operating levers, augmenting asset flexibility and capacities, investing in systems that can provide detailed data on supply chain and manufacturing processes to support commercial strategies and optimize working capital.
  We will develop and incentivize a culture rooted in accountability, results and continuous improvement.
  We have created a Project Management Office to manage all critical activities and work streams.

Rationalization of Juice Operations

On November 8, 2016, the Board approved the closure of our San Bernardino, California juice facility, after determining that it would be more beneficial to transfer our juice production from the facility to contract manufacturers with whom we have ongoing relationships, rather than make further capital investments in support of the bottling or extraction areas of the facility. These capital investments would have been necessary to satisfy packaging format changes demanded by the facility’s largest customer and to address shortfalls in contracting sufficient supply of raw citrus fruit for the upcoming season to allow for effective and efficient use of the facility’s extraction capabilities. In the third quarter of 2016, we recorded an impairment loss of $10.3 million to write down the carrying value of the long-lived assets associated with the facility. For more information regarding the impairment of long-lived assets, see note 9 to the unaudited consolidated financial statements included in this report.

In the fourth quarter of 2016, we expect to incur additional facility closure costs of approximately $4.0 million to $5.0 million including lease termination and employee severance costs. In addition, it is reasonably possible that we may need to further adjust the estimated fair value of the long-lived assets based on the final disposition of the facility.

Recall of Certain Roasted Sunflower Kernel Products

During the second quarter of 2016, we announced a voluntary recall of certain roasted sunflower kernel products produced at our Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. During the third quarter and first three quarters of 2016, we recognized estimated losses of $12.0 million and $28.0 million, respectively, related to this recall. Our estimates are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. For the third quarter and first three quarters of 2016, we recorded estimated insurance recoveries of $12.0 million and $27.4 million for the losses recognized to-date related to the recall. However, we may not recover the amount of losses recognized to the extent those losses exceed the coverage available or are excluded under our insurance policies. The recall may also have an adverse impact on the value of the customer relationships intangible asset and goodwill associated with our sunflower operations, which had carrying values of $6.6 million and $17.5 million, respectively, as at October 1, 2016. For more information regarding the recall, see note 4 to the unaudited consolidated financial statements included in this report.

Settlement of Plum Dispute

On July 29, 2016, we entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Plum, PBC (“Plum”), Campbell Soup Company (“Campbell”), and various other parties. The Settlement Agreement resolved the disputed issues among the parties in connection with the litigation filed by Plum against our wholly-owned subsidiary, SunOpta Global Organic Ingredients, Inc. (“SGOI”), which arose out of a voluntary recall by Plum of certain products manufactured at our Allentown, Pennsylvania facility in 2013 (see Part II, Item 1 “Legal Proceedings” and note 13 to the unaudited consolidated financial statements included in this report).

SUNOPTA INC.	35	October 1, 2016 10-Q

Pursuant to the terms of the Settlement Agreement, we paid Campbell $5.0 million in cash and will provide Campbell with rebates of up to $4.0 million over a four-year period in connection with Plum’s purchases of pouch products and Campbell’s purchases of aseptic broth products pursuant to manufacturing and supply agreements between the parties and their affiliates. In order for Campbell to obtain the full $4.0 million in rebates, Plum and Campbell must order certain minimum quantities of pouch products and aseptic broth products within each of the designated twelve-month periods over the four-year rebate period. In connection with the Settlement Agreement, we recorded a charge of $9.0 million in the second quarter of 2016, as we believe there is reasonable assurance that the minimum order quantities will be achieved.

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

In the fourth quarter of 2015, we recognized a loss on classification of Opta Minerals as a discontinued operation held for sale of $10.5 million, or $7.7 million net of non-controlling interest, to write down the carrying value of Opta Minerals’ net assets to fair value less cost to sell based on estimated net proceeds on sale of approximately $4.5 million as at January 2, 2016. In the first quarter of 2016, we recognized a $0.6 million gain on classification as held for sale which reflected a $1.1 million decline in the carrying value of Opta Minerals’ net assets, partially offset by a $0.5 million reduction in the estimated net proceeds on sale. We have not recognized the results of operations or cash flows of Opta Minerals for the period from April 1, 2016 to the closing of the transaction on April 6, 2016, as these amounts were insignificant to our consolidated results of operations and cash flows. For more information regarding the sale of Opta Minerals, see note 3 to the unaudited consolidated financial statements included in this report.

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

Sunrise Holdings (Delaware), Inc.

On October 9, 2015, we completed the acquisition of 100% of the issued and outstanding common shares of Sunrise Holding (Delaware), Inc. (“Sunrise”), pursuant to a Purchase and Sale Agreement dated July 30, 2015 (the “Sunrise Acquisition”), for total consideration of $472.7 million in cash. Sunrise is a processor of conventional and organic individually quick frozen fruit in the U.S. The acquisition of Sunrise is aligned with our strategic focus on healthy and organic foods. Sunrise has been included in the Consumer Products operating segment since the date of acquisition. For more information regarding the Sunrise Acquisition, see note 2 to the unaudited consolidated financial statements included in this report.

In January 2016, we initiated the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition. Consequently, we transferred all production volume from our Buena Park, California facility into Sunrise’s facilities located in Kansas and California. In the first three quarters of 2016, we recognized severance and rationalization costs of $2.4 million related to closure of the Buena Park facility and associated corporate office located in Cerritos, California. This operational consolidation is expected to provide a large part of our targeted cost synergies from the Sunrise Acquisition for 2016.

SUNOPTA INC.	36	October 1, 2016 10-Q

Niagara Natural Fruit Snack Company Inc.

On August 11, 2015, we acquired the net operating assets of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”), a manufacturer of all-natural fruit snacks. Niagara Natural’s operations are located in the Niagara Region of Ontario. The transaction included a cash purchase price of $6.5 million, subject to certain post-closing adjustments, plus contingent consideration of up to approximately $2.8 million based on specific performance targets. The fair value of the contingent consideration obligation was determined to be $2.3 million as at the acquisition date. Niagara Natural is a strong strategic fit within our core consumer products strategy and has been included in the Consumer Products operating segment since the date of acquisition. For more information regarding the acquisition of Niagara Natural, see note 2 to the unaudited consolidated financial statements included in this report.

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

Citrusource, LLC

On March 2, 2015, we acquired Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S. We paid $13.3 million in cash at closing and we may pay additional consideration based on the incremental growth in Citrusource’s base business. The fair value of the total consideration transferred to acquire Citrusource was $31.7 million as at the acquisition date. The acquisition of Citrusource aligns with our strategy of growing our value-added consumer products portfolio. Citrusource has been included in the Consumer Products operating segment since the date of acquisition. For more information regarding the acquisition of Citrusource, see note 2 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	37	October 1, 2016 10-Q

Consolidated Results of Operations for the quarters ended October 1, 2016 and October 3, 2015

	October 1,	October 3,
For the quarter ended	2016	2015	Change	Change
	$	$	$	%
Revenues
Global Ingredients	137,174	150,500	(13,326)	-8.9%
Consumer Products	211,558	126,713	84,845	67.0%
Total revenues	348,732	277,213	71,519	25.8%

Gross profit
Global Ingredients	16,796	15,327	1,469	9.6%
Consumer Products	24,234	10,982	13,252	120.7%
Total gross profit	41,030	26,309	14,721	56.0%

Segment operating income (loss)(1)
Global Ingredients	7,404	4,642	2,762	59.5%
Consumer Products	8,104	1,863	6,241	335.0%
Corporate Services	(2,287)	(2,406)	119	4.9%
Total segment operating income	13,221	4,099	9,122	222.5%

Other expense, net	10,312	3,652	6,660	182.4%
Earnings from continuing operations before the following	2,909	447	2,462	550.8%
Interest expense, net	12,178	1,103	11,075	1004.1%
Recovery of income taxes	(5,411)	(568)	(4,843)	-852.6%
Loss from continuing operations	(3,858)	(88)	(3,770)	-4284.1%
Earnings (loss) attributable to non-controlling interests	(503)	106	(609)	-574.5%
Earnings from discontinued operations attributable to SunOpta Inc.	-	508	(508)	-100.0%

Earnings (loss) attributable to SunOpta Inc.(2)	(3,355)	314	(3,669)	-1168.5%

(1)

When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items determined in accordance with U.S. GAAP. This measure is the basis on which management, including the CEO, assesses the underlying performance of our operating segments.

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

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
October 1, 2016
Segment operating income (loss)	7,404	8,104	(2,287)	13,221
Other expense, net	(14)	(10,218)	(80)	(10,312)
Earnings (loss) from continuing operations before the following	7,390	(2,114)	(2,367)	2,909

October 3, 2015
Segment operating income (loss)	4,642	1,863	(2,406)	4,099
Other expense, net	(86)	(399)	(3,167)	(3,652)
Earnings (loss) from continuing operations before the following	4,556	1,464	(5,573)	447

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

SUNOPTA INC.	38	October 1, 2016 10-Q

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

	Per Diluted Share
For the quarter ended	$	$
October 1, 2016
Loss from continuing operations attributable to SunOpta Inc.	(3,355)	(0.04)

Adjusted for:
Costs related to rationalization of juice operations(a)	10,300
Costs related to business acquisitions(b)	5,515
Product withdrawal and recall costs(c)	683
Costs related to strategic review(d)	483
Legal settlement and litigation-related legal fees(e)	564
Other(f)	12
Net income tax effect on adjusted earnings(g)	(6,629)
Change in unrecognized tax benefits(h)	(1,268)
Adjusted earnings	6,305	0.07

October 3, 2015
Earnings attributable to SunOpta Inc.	314	-
Earnings from discontinued operations attributable to SunOpta Inc.	(508)	(0.01)
Loss from continuing operations attributable to SunOpta Inc.	(194)	-

Adjusted for:
Demurrage, detention and other related expenses(i)	1,858
Plant expansion and start-up costs(j)	1,525
Litigation-related legal fees(d)	383
Other expense, net(k)	3,652
Net income tax effect on adjusted earnings(g)	(2,485)
Adjusted earnings	4,739	0.07

(a)

Reflects the impairment of long-lived assets associated with the closure of the San Bernardino, California juice facility (as described above under “Recent Developments – Rationalization of Juice Operations”).

(b)

Reflects costs related to business combinations, including an acquisition accounting adjustment related to Sunrise’s inventory sold in the third quarter of 2016 of $1.9 million, which is recorded in cost of goods sold; the non-cash amortization of debt issuance costs incurred in connection with the financing related to the Sunrise Acquisition of $2.2 million, and $1.4 million of additional financing costs expensed in the third quarter of 2016, which are recorded in interest expense.

(c)

Reflects a $0.7 million adjustment for the estimated lost margin caused by the recall of certain sunflower kernel products (as described above under “Recent Developments – Recall of Certain Sunflower Kernel Products”), which reflects a shortfall in revenues against anticipated volumes of approximately $2.9 million, less associated cost of goods sold of approximately $2.2 million.

(d)

Reflects legal advisory costs of $0.5 million associated with the recently completed strategic review (as described above under “Recent Developments – Strategic Review”), which are recorded in selling, general and administrative (“SG&A”) expenses.

(e)

Reflects litigation-related legal costs mainly associated with the settlement of the Plum dispute (as described above under “Recent Developments – Settlement of Plum Dispute”), which are recorded in SG&A expenses.

(f)	Other includes fair value adjustments related to contingent consideration arrangements of $0.1 million, which are recorded in other expense.
(g)	To tax effect the preceding adjustments to earnings and to reflect an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.
(h)	Reflects the realization of previously unrecognized tax benefits.
(i)	Reflects additional logistics costs stemming from capacity constraints on imports and exports within the Global Ingredients segment, which were recorded in cost of goods sold.
(j)

Reflects costs related to the retrofit of the San Bernardino juice facility and expansion of our Allentown, Pennsylvania facility to add aseptic beverage processing and filling capabilities, which were recorded in cost of goods sold.

(k)

Other expense, net includes severance costs of $2.7 million mainly for our former CEO, and $0.9 million of business development costs mainly related to the Sunrise Acquisition and divestiture of Opta Minerals.

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

SUNOPTA INC.	39	October 1, 2016 10-Q

Revenues for the quarter ended October 1, 2016 increased by 25.8% to $348.7 million from $277.2 million for the quarter ended October 3, 2015. Excluding the impact on revenues in the third quarter of 2016 of business acquisitions and associated product rationalizations (an increase in revenues of approximately $85.0 million), estimated impact of the recall of certain sunflower kernel products based on shortfall against anticipated volumes (a decrease in revenues of approximately $3.0 million), estimated impact on west coast pouch operations as a result of a fire at a third-party facility (a decrease in revenues of approximately $2.0 million) and changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $6.0 million), revenues decreased 0.9% in the third quarter of 2016, compared with the third quarter of 2015. This decrease in revenues reflected lower volumes of specialty raw materials driven by a reduction in contracted acres, and the timing of sales of frozen fruit into the foodservice channel. In addition, the decrease in revenues reflected lower volumes of fruit snacks and specialty bars due to customer turnover and the ramp-up of new product offerings. These unfavorable factors were partially offset by higher demand for organic ingredients and growth in aseptic beverage volumes with the added output from our Allentown, Pennsylvania facility and new product launches.

Gross profit increased $14.7 million, or 56.0%, to $41.0 million for the quarter ended October 1, 2016, compared with $26.3 million for the quarter ended October 3, 2015. As a percentage of revenues, gross profit for the quarter ended October 1, 2016 was 11.8% compared to 9.5% for the quarter ended October 3, 2015, an increase of 2.3% . The gross profit percentage for the third quarter of 2016 would have been approximately 12.3%, excluding the impact of an acquisition accounting adjustment related to Sunrise’s inventory sold in the third quarter of 2016 ($1.9 million), and estimated lost margin as a result of the recall of certain sunflower kernel products ($0.7 million), compared with approximately 10.7% for the third quarter of 2015, excluding the impact of demurrage, detention and other related expenses ($1.9 million) and costs related to the retrofit of our San Bernardino, California juice facility and expansion of Allentown, Pennsylvania facility to add aseptic beverage production capabilities ($1.5 million). Excluding these items, the gross margin percentage increased 1.6% on an adjusted basis in the third quarter of 2016, compared with the third quarter of 2015, which was driven mainly by increased efficiency and lower costs at our aseptic beverage operations and improved pricing spreads on organic ingredients. These factors were partially offset by lower production of fruit snacks and specialty bars driven by lower sales volumes.

Total segment operating income for the quarter ended October 1, 2016 increased by $9.1 million, or 222.5%, to $13.2 million, compared with $4.1 million for the quarter ended October 3, 2015. As a percentage of revenues, segment operating income was 3.8% for the quarter ended October 1, 2016, compared with 1.5% for the quarter ended October 3, 2015. The increase in segment operating income reflected higher overall gross profit as described above, partially offset by a $2.9 million increase in SG&A expenses, mainly reflecting incremental expenses from acquired businesses, as well as higher costs related to the strategic review. As a percentage of revenues, SG&A expenses were 6.9% in the third quarter of 2016, compared with 7.6% in the third quarter of 2015, which reflected efficiencies gained following the Sunrise Acquisition. Partially offsetting the increase in segment operating income was an increase in intangible asset amortization of $2.0 million in the third quarter of 2016, compared with the third quarter of 2015, reflecting the incremental amortization of identified intangible assets of acquired businesses, as well as a $0.7 million increase in foreign exchange losses mainly related to our Mexican frozen fruit operations due to a weakening of the peso relative to the U.S. dollar.

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended October 1, 2016 was $10.3 million, which reflected the impairment of long-lived assets associated with the San Bernardino juice facility. Other expense for the quarter ended October 3, 2015 of $3.7 million included severance costs of $2.7 million mainly for our former CEO, and $0.9 million of business development costs mainly related to the Sunrise Acquisition and the divestiture of Opta Minerals.

The increase in interest expense of $11.1 million to $12.2 million for the quarter ended October 1, 2016, compared with $1.1 million for the quarter ended October 3, 2015, primarily reflected increased costs associated with borrowings under the Second Lien Loan Agreement and our credit facilities in order to finance the Sunrise Acquisition, which included $2.2 million of non-cash amortization of debt issuance costs associated with the Second Lien Loan Agreement. In addition, in the third quarter of 2016, we recognized $1.4 million of costs in connection with proposed alternative financing arrangements intended to repay in full the term loans outstanding under the Second Lien Loan Agreement.

We recognized a recovery of income tax of $5.4 million for the quarter ended October 1, 2016 (including the realization of $1.3 million of previously unrecognized tax benefits), compared with a recovery of income tax of $0.6 million for the quarter ended October 3, 2015, which reflected the impact of changes in the jurisdictional mix of earnings, mainly as the result of pre-tax losses in the U.S. in the third quarter of 2016, compared with pre-tax earnings in the U.S. in the corresponding period of 2015, which reflected the effect in the third quarter of 2016 of higher cash interest costs related to the financing of the Sunrise Acquisition, as well as costs related to business acquisitions, including the acquisition accounting adjustment to Sunrise inventory sold in the period and the amortization of debt issuance costs related to the Second Lien Loan Agreement, as well as the impact of other discrete items including costs associated with the Plum legal settlement, consolidation of our frozen fruit processing facilities and product withdrawal and recall costs. For fiscal 2016, we expect our effective tax rate to be in the range of 29% to 32%, excluding discrete items.

SUNOPTA INC.	40	October 1, 2016 10-Q

Loss from continuing operations attributable to SunOpta Inc. for the quarter ended October 1, 2016 was $3.4 million, compared with a loss of $0.2 million for the quarter ended October 3, 2015, a decrease of $3.2 million. Diluted loss per share from continuing operations was $0.04 for the quarter ended October 1, 2016, compared with diluted loss per share from continuing operations of $0.00 for the quarter ended October 3, 2015.

On a consolidated basis, we realized a loss of $3.4 million (diluted loss per share of $0.04) for the quarter ended October 1, 2016, compared with earnings of $0.3 million (diluted earnings per share of $0.00) for the quarter ended October 3, 2015.

For the quarter ended October 1, 2016, adjusted earnings were $6.3 million, or $0.07 per diluted share, compared with adjusted earnings of $4.7 million, or $0.07 per diluted share for the quarter ended October 3, 2015. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients
For the quarter ended	October 1, 2016	October 3, 2015	Change	% Change

Revenues	$137,174	$150,500	$(13,326)	-8.9%
Gross Margin	16,796	15,327	1,469	9.6%
Gross Margin %	12.2%	10.2%		2.0%

Operating Income	$7,404	$4,642	$2,762	59.5%
Operating Income %	5.4%	3.1%		2.3%

Global Ingredients contributed $137.2 million in revenues for the quarter ended October 1, 2016, compared to $150.5 million for the quarter ended October 3, 2015, a decrease of $13.3 million, or 8.9% . Excluding the estimated impact on revenues of the recall of certain sunflower kernel products and the impact of changes including foreign exchange rates and commodity-related pricing, Global Ingredients revenues decreased approximately 3.1% . The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the quarter ended October 3, 2015	$150,500
Lower volumes of specialty corn and soy driven by a reduction of contracted acres, as well as decreased volumes of organic feed, roasted and other ingredient products	(13,864)
Lower sunflower volumes attributed to downtime due to the impact of the recall of roasted kernels in the second quarter of 2016, and lower throughput after restarting our roasting operations, combined with lower export volumes of in-shell sunflower due primarily to a strong U.S. dollar	(6,213)
Decreased pricing for organic seeds and nuts, coffee, oils, sugar and quinoa	(4,014)
Decreased pricing of specialty corn, soy, sunflower and organic feed	(1,925)
Higher sales volumes of internationally sourced organic ingredients including cocoa, fruit and vegetables, coffee, and seeds and nuts	12,690
Revenues for the quarter ended October 1, 2016	$137,174

Gross margin in Global Ingredients increased by $1.5 million to $16.8 million for the quarter ended October 1, 2016 compared to $15.3 million for the quarter ended October 3, 2015, and the gross margin percentage increased by 2.0% to 12.2% . The increase in gross margin as a percentage of revenue was primarily due to the impact of favorable sales mix of higher margin organic raw materials, as well as the impact in the prior year of demurrage, detention and other costs associated with transloading capacity constraints in the quarter. These were partially offset by the reduced throughput from the roasted sunflower kernel and unfavorable impact of a weaker euro relative to U.S. dollar. The table below explains the increase in gross margin:

SUNOPTA INC.	41	October 1, 2016 10-Q

Global Ingredients Gross Margin Changes
Gross margin for the quarter ended October 3, 2015	$15,327
Favorable impact on gross margins due to improved pricing spreads on internationally sourced organic ingredients, partially offset by reduced yield and other operational inefficiencies at European sunflower operations	1,845
Improved pricing on organic feed and improved recoveries over the prior year related to transloading costs in the third quarter of 2015, partially offset by lower pricing spread on specialty corn and soy	834
Favorable margin impact of mark-to-market gains related to commodity futures contracts	251
Margin loss from downtime associated with the sunflower roasted kernel recall, and as reduced throughput following the restart of our roasting operations at our Crookston facility as well as lower export volumes of in-shell sunflower due primarily to a strong U.S. dollar	(1,461)
Gross margin for the quarter ended October 1, 2016	$16,796

Operating income in Global Ingredients increased by $2.8 million, or 59.5%, to $7.4 million for the quarter ended October 1, 2016, compared to $4.6 million for the quarter ended October 3, 2015. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended October 3, 2015	$4,642
Increase in gross margin, as explained above	1,469
Decrease in SG&A expenses, primarily due to professional fees, other SG&A costs and lower compensation costs, partially offset by decreased foreign exchange gains on forward derivative contracts	853
Decrease in corporate cost allocations	440
Operating income for the quarter ended October 1, 2016	$7,404

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

SUNOPTA INC.	42	October 1, 2016 10-Q

Consumer Products
For the quarter ended	October 1, 2016	October 3, 2015	Change	% Change

Revenues	$211,558	$126,713	$84,845	67.0%
Gross Margin	24,234	10,982	13,252	120.7%
Gross Margin %	11.5%	8.7%		2.8%

Operating Income	$8,104	$1,863	$6,241	335.0%
Operating Income %	3.8%	1.5%		2.3%

Consumer Products contributed $211.6 million in revenues for the quarter ended October 1, 2016, compared to $126.7 million for the quarter ended October 3, 2015, an $84.8 million, or a 67.0% increase. Excluding the impact of business acquisitions and associated product rationalizations, as well as the estimated impact on west coast pouch operations as a result of a fire at a third-party facility, Consumer Products revenues increased 0.6% . The table below explains the increase in revenues:

Consumer Products Revenue Changes
Revenues for the quarter ended October 3, 2015	$126,713
Acquired revenues as a result of the acquisition of Sunrise, partially offset by the impact of customer transition following the closure of the Buena Park processing facility in the first quarter of 2016, as well as lower volumes in the foodservice customer market in the third quarter	78,249
Higher sales of aseptic beverages including retail almond beverages and non-dairy into the foodservice channel, along with stronger sales of shelf-stable juice as a result of new product innovation	10,880
Lower volumes of fruit snacks and specialty bars, partially offset by increased volumes of resealable pouch offerings from our east coast pouch facility as a result of new business contracted	(2,576)
Impact on revenues from closure of west coast pouch operations as a result of a fire at a third-party facility in the third quarter	(1,708)
Revenues for the quarter ended October 1, 2016	$211,558

Gross margin in Consumer Products increased by $13.3 million to $24.2 million for the quarter ended October 1, 2016 compared to $11.0 million for the quarter ended October 3, 2015, and the gross margin percentage increased by 2.8% to 11.5% . For the quarter ended October 1, 2016 gross margin as a percentage of revenue was impacted by a $1.9 million acquisition accounting adjustment related to Sunrise inventory sold. Excluding these costs, the gross margin percentage in the consumer products segment would have been 12.7% for the quarter ended October 1, 2016. The increase in gross margin percentage reflected the higher margin profile of 2015 acquisitions, and increased facility utilization and operating efficiencies within the beverage operations, partially offset by lower production volumes of fruit snacks and specialty bars due to lower sales demand. The table below explains the increase in gross margin:

SUNOPTA INC.	43	October 1, 2016 10-Q

Consumer Products Gross Margin Changes
Gross margin for the quarter ended October 3, 2015	$10,982
Margin impact of the Sunrise Acquisition and improved pricing for frozen fruit offerings and for fruit bases and toppings	12,249
Increased contribution from sales of aseptic and non-aseptic private label beverages, driven by increased production volumes and higher facility utilization	4,297
Margin impact from acquisition accounting adjustment related to Sunrise inventory sold in the quarter	(1,890)
Lower volumes of fruit snacks and specialty bars, partially offset by increased volumes of resealable pouch offerings from our east coast pouch facility as a result of new business contracted	(1,404)
Gross margin for the quarter ended October 1, 2016	$24,234

Operating income in Consumer Products increased by $6.2 million, or 335.0%, to $8.1 million for the quarter ended October 1, 2016, compared to $1.9 million for the quarter ended October 3, 2015. The table below explains the increase in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended October 3, 2015	$1,863
Increase in gross margin, as explained above	13,252
Increased SG&A costs due primarily to the acquisitions of Sunrise and Niagara Natural, and increased foreign exchange losses on international operations, partially offset by lower compensation costs	(5,366)
Increase in corporate cost allocations	(1,645)
Operating income for the quarter ended October 1, 2016	$8,104

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

SUNOPTA INC.	44	October 1, 2016 10-Q

Corporate Services
For the quarter ended	October 1, 2016	October 3, 2015	Change	% Change

Operating Loss	$(2,287)	$(2,406)	$119	4.9%

Operating loss at Corporate Services decreased by $0.1 million to $2.3 million for the quarter ended October 1, 2016, from a loss of $2.4 million for the quarter ended October 3, 2015. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended October 3, 2015	$(2,406)
Increase in corporate cost allocations that are charged to SunOpta reporting segments, due in part to a further centralization of services	1,205
Higher compensation-related costs due to increased headcount, stock-based compensation and health benefits	(1,043)
Increased information technology consulting, professional fees and costs associated with litigation now resolved, partially offset by lower foreign exchange losses	(43)
Operating loss for the quarter ended October 1, 2016	$(2,287)

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

SUNOPTA INC.	45	October 1, 2016 10-Q

Consolidated Results of Operations for the three quarters ended October 1, 2016 and October 3, 2015

	October 1,	October 3,
For the three quarters ended	2016	2015	Change	Change
	$	$	$	%
Revenues
Global Ingredients	441,694	467,405	(25,711)	-5.5%
Consumer Products	607,498	361,351	246,147	68.1%
Total revenues	1,049,192	828,756	220,436	26.6%

Gross profit
Global Ingredients	54,716	53,225	1,491	2.8%
Consumer Products	54,193	31,907	22,286	69.8%
Total gross profit	108,909	85,132	23,777	27.9%

Segment operating income (loss)(1)
Global Ingredients	24,256	23,934	322	1.3%
Consumer Products	6,989	5,115	1,874	36.6%
Corporate Services	(6,544)	(6,007)	(537)	-8.9%
Total segment operating income	24,701	23,042	1,659	7.2%

Other expense, net	22,723	4,393	18,330	417.3%
Earnings from continuing operations before the following	1,978	18,649	(16,671)	-89.4%
Interest expense, net	34,748	3,171	31,577	995.8%
Provision for (recovery of) income taxes	(15,632)	4,838	(20,470)	-423.1%
Earnings (loss) from continuing operations	(17,138)	10,640	(27,778)	-261.1%
Earnings attributable to non-controlling interests	4	84	(80)	-95.2%
Loss from discontinued operations, net of taxes	(570)	(2,959)	2,389	80.7%

Earnings (loss) attributable to SunOpta Inc.(2)	(17,712)	7,597	(25,309)	-333.1%

(1)

When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items determined in accordance with U.S. GAAP. This measure is the basis on which management, including the CEO, assesses the underlying performance of our operating segments.

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

	Global	Consumer	Corporate	Consol-
	Ingredients	Products	Services	idated
For the three quarters ended	$	$	$	$
October 1, 2016
Segment operating income (loss)	24,256	6,989	(6,544)	24,701
Other expense, net	(779)	(21,472)	(472)	(22,723)
Earnings (loss) from continuing operations before the following	23,477	(14,483)	(7,016)	1,978

October 3, 2015
Segment operating income (loss)	23,934	5,115	(6,007)	23,042
Other expense, net	(379)	(534)	(3,480)	(4,393)
Earnings (loss) from continuing operations before the following	23,555	4,581	(9,487)	18,649

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

SUNOPTA INC.	46	October 1, 2016 10-Q

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

	Per Diluted Share
For the three quarters ended	$	$
October 1, 2016
Loss attributable to SunOpta Inc.	(17,712)	(0.21)
Loss from discontinued operations, attributable to SunOpta Inc.	570	0.01
Loss from continuing operations attributable to SunOpta Inc.	(17,142)	(0.20)

Adjusted for:
Costs related to business acquisitions(a)	25,931
Legal settlement and litigation-related legal fees(b)	10,850
Costs related to rationalization of juice operations(c)	10,300
Product withdrawal and recall costs(d)	2,680
Plant start-up costs(e)	1,565
Costs related to strategic review(f)	483
Write-off of debt issuance costs(g)	215
Other(h)	1,199
Gain on settlement of contingent consideration(i)	(1,715)
Net income tax effect on adjusted earnings(j)	(19,985)
Change in unrecognized tax benefits(k)	(1,268)
Adjusted earnings	13,113	0.15

October 3, 2015
Earnings attributable to SunOpta Inc.	7,597	0.11
Loss from discontinued operations, attributable to SunOpta Inc.	2,959	0.04
Earnings from continuing operations attributable to SunOpta Inc.	10,556	0.15

Adjusted for:
Plant expansion and start-up costs(l)	2,220
Demurrage, detention and other related expenses(m)	1,858
Litigation-related legal fees(b)	1,177
Other expense, net(n)	4,393
Net income tax effect on adjusted earnings(j)	(3,658)
Adjusted earnings	16,546	0.24

(a)

Reflects costs related to business combinations, including an acquisition accounting adjustment related to Sunrise’s inventory sold in the first three quarters of 2016 of $13.4 million, which is recorded in cost of goods sold; the non-cash amortization of debt issuance costs incurred in connection with the financing related to the Sunrise Acquisition of $7.8 million, as well as $2.4 million of additional financing costs expensed, which are recorded in interest expense; and $2.4 million of integration costs related to the closure and consolidation of our frozen fruit processing facilities following the Sunrise Acquisition, which are recorded in cost of goods sold and other expense.

(b)

Reflects the charge recorded in connection with the settlement of the Plum dispute (as described above under “Recent Developments – Settlement of Plum Dispute”), which is recorded in other expense. Also includes $1.6 million (2015 - $1.2 million) of litigation-related legal costs mainly associated with the Plum dispute, which are recorded in SG&A expenses.

(c)

Reflects the impairment of long-lived assets associated with the closure of the San Bernardino, California juice facility (as described above under “Recent Developments – Rationalization of Juice Operations”).

(d)

Reflects costs of $1.1 million associated with a voluntary withdrawal of private label orange juice in the first quarter of 2016, as well as $0.6 million associated with the recall of certain sunflower kernel products, net of expected insurance recoveries (as described above under “Recent Developments – Recall of Certain Sunflower Kernel Products”), which are recorded in other expense. Also includes a $1.0 million adjustment for the estimated lost margin caused by the sunflower recall, which reflects a shortfall in revenues against anticipated volumes of approximately $6.4 million, less associated cost of goods sold of approximately $5.4 million.

(e)

Plant start-up costs relate to the ramp-up of production at our Allentown, Pennsylvania facility following the completion of the addition of aseptic beverage processing and filling capabilities in the fourth quarter of 2015, which are recorded in cost of goods sold. These start-up costs reflect the negative gross margin reported by the facility as the facility ramped up to break-even production levels.

(f)

Reflects legal advisory costs of $0.5 million associated with the recently completed strategic review (as described above under “Recent Developments – Strategic Review”), which are recorded in SG&A expenses.

(g)

Reflects the write-off to interest expense of $0.2 million of remaining unamortized debt issuance costs related to our North American credit facilities, which were replaced by the Global Credit Facility.

(h)	Other includes severance costs of $0.6 million and fair value adjustments related to contingent consideration arrangements of $0.6 million, which are recorded in other expense.

SUNOPTA INC.	47	October 1, 2016 10-Q

(i)

Reflects the gain on settlement of the contingent consideration obligation related to Niagara Natural (as described above under “Recent Development – Niagara Natural), which is recorded in other income.

(j)	To tax effect the preceding adjustments to earnings and to reflect an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.
(k)	Reflects the realization of previously unrecognized tax benefits.
(l)

Reflects costs related to the retrofit of the San Bernardino juice facility and expansion of the Allentown facility to add aseptic beverage processing and filling capabilities, which were recorded in cost of goods sold.

(m)	Reflects additional logistics costs stemming from capacity constraints on imports and exports within the Global Ingredients segment, which were recorded in cost of goods sold.
(n)

Other expense, net included severance costs of $2.7 million mainly for our former CEO, and $1.4 million of business development costs mainly related to the acquisitions of Sunrise and Citrusource, as well as the divestiture of Opta Minerals.

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

Revenues for the three quarters ended October 1, 2016 increased by 26.6% to $1,049.2 million from $828.8 million for the three quarters ended October 3, 2015. Excluding the impact on revenues in the first three quarters of 2016 of business acquisitions and associated product rationalizations (an increase in revenues of approximately $231.0 million), estimated impact of the recall of certain sunflower kernel products based on shortfall against anticipated volumes (a decrease in revenues of approximately $6.0 million), estimated impact on west coast pouch operations as a result of a fire at a third-party facility (a decrease in revenues of approximately $2.0 million), and changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $21.0 million), revenues increased 1.7% in the first three quarters of 2016, compared with the first three quarters of 2015. This increase in revenues was driven primarily by increased demand for organic ingredients and growth in aseptic beverage volumes with the added output from our Allentown, Pennsylvania facility and new product launches. These factors were largely offset by lower volumes of specialty raw materials driven by a reduction in contracted acres, as well as the negative impact on sales of frozen fruit of crop shortages stemming from a late strawberry harvest and lower volumes sold into the foodservice channel.

Gross profit increased $23.8 million, or 27.9%, to $108.9 million for the three quarters ended October 1, 2016, compared with $85.1 million for the three quarters ended October 3, 2015. As a percentage of revenues, gross profit for the three quarters ended October 1, 2016 was 10.4% compared to 10.3% for the three quarters ended October 3, 2015, an increase of 0.1% . The gross profit percentage for the first three quarters of 2016 would have been approximately 11.8%, excluding the impact of an acquisition accounting adjustment related to Sunrise’s inventory sold in the first three quarters of 2016 ($13.4 million), start-up costs related to the ramp-up of production at our Allentown, Pennsylvania aseptic beverage processing facility ($1.6 million), and lost margin caused by the recall of certain sunflower kernel products ($1.0 million), compared with approximately 10.7% for the first three quarters of 2015, excluding the impact of demurrage, detention and other related expenses ($1.9 million) and costs related to the retrofit of our San Bernardino, California juice facility and expansion of Allentown, Pennsylvania facility to add aseptic beverage production capabilities ($1.5 million). Excluding these items, the gross margin percentage increased 1.1% on an adjusted basis in the first three quarters of 2016, compared with the first three quarters of 2015, driven mainly by increased efficiency and lower costs at our aseptic beverage operations and improved pricing spreads on organic ingredients, partially offset by increased raw material costs for frozen strawberries that could not be passed on immediately to customers, as well as production inefficiencies within our frozen fruit operations in the first half of 2016 caused by a late harvest and resultant shortage of strawberries.

Total segment operating income for the three quarters ended October 1, 2016 increased by $1.7 million, or 7.2%, to $24.7 million, compared with $23.0 million for the three quarters ended October 3, 2015. As a percentage of revenues, segment operating income was 2.4% for the three quarters ended October 1, 2016, compared with 2.8% for the three quarters ended October 3, 2015. The increase in segment operating income reflected higher overall gross profit as described above, partially offset by an $11.6 million increase in SG&A expenses, mainly reflecting incremental expenses from acquired businesses, as well as higher litigation-related legal costs mainly related to the Plum dispute, partially offset by lower employee compensation-related expenses. As a percentage of revenues, SG&A expenses were 6.9% in the first three quarters of 2016, compared with 7.4% in the first three quarters of 2015, which reflected efficiencies gained following the Sunrise Acquisition. Partially offsetting the increase in operating income was an increase in intangible asset amortization of $6.4 million in the first three quarters of 2016, compared with the first three quarters of 2015, reflecting the incremental amortization of identified intangible assets of acquired businesses. In addition, the increase in segment operating income was offset by a foreign exchange loss of $3.1 million in the first three quarters of 2016, compared with a foreign exchange gain of $1.0 million in the first three quarters of 2015, mainly reflecting the impact of a weakening of the U.S. dollar relative to the euro on forward foreign exchange contracts within our international sourcing and supply operations, compared with a strengthening of the U.S. dollar relative to the euro in the corresponding period of 2015, as well as the negative impact of a strengthening of the U.S. dollar relative to the peso on our Mexican frozen fruit operations.

SUNOPTA INC.	48	October 1, 2016 10-Q

Further details on revenue, gross margin and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the three quarters ended October 1, 2016 of $22.7 million included charges related to the impairment of long-lived assets associated with the San Bernardino juice facility ($10.3 million), settlement of the Plum dispute ($9.0 million), consolidation of our frozen fruit processing facilities following the Sunrise Acquisition ($2.9 million), and voluntary withdrawal of private label orange juice product and voluntary recall of certain sunflower kernel products ($1.7 million). These charges were partially offset by the $1.7 million gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural. Other expense for the three quarters ended October 3, 2015 of $4.4 million included severance costs of $2.7 million mainly for our former CEO and $1.4 million of business development costs mainly related to the acquisitions of Sunrise and Citrusource, as well as the divestiture of Opta Minerals.

The increase in interest expense of $31.6 million to $34.7 million for the three quarters ended October 1, 2016, compared with $3.2 million for the three quarters ended October 3, 2015, primarily reflected increased costs associated with borrowings under the Second Lien Loan Agreement and our credit facilities in order to finance the Sunrise Acquisition, which included $7.6 million of non-cash amortization of debt issuance costs associated with the Second Lien Loan Agreement. In addition, in the first three quarters of 2016, we recognized $2.4 million of costs in connection with proposed alternative financing arrangements intended to repay in full the term loans outstanding under the Second Lien Loan Agreement, and we wrote-off $0.2 million of remaining unamortized debt issuance costs related to our former North American credit facilities, which were replaced by the Global Credit Facility.

We recognized a recovery of income tax of $15.6 million (including the realization of $1.3 million of previously unrecognized tax benefits) for the three quarters ended October 1, 2016, compared with a provision for income tax of $4.8 million for the three quarters ended October 3, 2015. Excluding the impact of the change in unrecognized tax benefits, the effective tax rate for the first three quarters of 2016 was 43.8% of the loss before income taxes, compared with 31.3% of earnings before income taxes for the first three quarters of 2015. The effective tax rates reflected the impact of changes in the jurisdictional mix of earnings, mainly as the result of pre-tax losses in the U.S. in the first three quarters of 2016, compared with pre-tax earnings in the U.S. in the corresponding period of 2015, which reflected the effect in the first three quarters of 2016 of higher cash interest costs related to the financing of the Sunrise Acquisition, as well as costs related to business acquisitions, including the acquisition accounting adjustment to Sunrise inventory sold in the period and the amortization of debt issuance costs related to the Second Lien Loan Agreement, as well as the impact of other discrete items including costs associated with the Plum legal settlement, consolidation of our frozen fruit processing facilities and product withdrawal and recall costs. For fiscal 2016, we expect our effective tax rate to be in the range of 29% to 32%, excluding discrete items.

Loss from continuing operations attributable to SunOpta Inc. for the three quarters ended October 1, 2016 was $17.1 million, compared with earnings of $10.6 million for the three quarters ended October 3, 2015. Diluted loss per share from continuing operations was $0.20 for the three quarters ended October 1, 2016, compared with diluted earnings per share from continuing operations of $0.15 for the three quarters ended October 3, 2015.

Loss from discontinued operations of $0.6 million for the three quarters ended October 1, 2016 reflected the loss from operations of Opta Minerals of $2.0 million, which included an asset impairment charge of $1.2 million, partially offset by a $0.6 million gain on classification as held for sale, net of recovery of income taxes and non-controlling interest of $0.9 million. Loss from discontinued operations of $3.0 million for the three quarters ended October 3, 2015 mainly reflected an after-tax loss from operations of Opta Minerals of $4.3 million, net of non-controlling interest of $1.6 million.

On a consolidated basis, we realized a loss of $17.7 million (diluted loss per share of $0.21) for the three quarters ended October 1, 2016, compared with earnings of $7.6 million (diluted earnings per share of $0.11) for the three quarters ended October 3, 2015.

For the three quarters ended October 1, 2016, adjusted earnings were $13.1 million, or $0.15 per diluted share, compared with adjusted earnings of $16.5 million, or $0.24 per diluted share for the three quarters ended October 3, 2015. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings attributable to SunOpta Inc.”, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	49	October 1, 2016 10-Q

Segmented Operations Information

Global Ingredients
For the three quarters ended	October 1, 2016	October 3, 2015	Change	% Change

Revenues	$441,694	$467,405	$(25,711)	-5.5%
Gross Margin	54,716	53,225	1,491	2.8%
Gross Margin %	12.4%	11.4%		1.0%

Operating Income	$24,256	$23,934	$322	1.3%
Operating Income %	5.5%	5.1%		0.4%

Global Ingredients contributed $441.7 million in revenues for the three quarters ended October 1, 2016, compared to $467.4 million for the three quarters ended October 3, 2015, a decrease of $25.7 million, or 5.5% . Excluding the estimated impact of the recall of certain sunflower kernel products and the impact of changes including foreign exchange rates and commodity-related pricing, Global Ingredients revenues increased approximately 0.4% . The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the three quarters ended October 3, 2015	$467,405
Lower volumes of specialty corn and soy driven by a reduction of contracted acres, as well as decreased volumes of organic feed, roasted and other ingredient products	(32,742)
Lower sunflower volumes attributed to downtime due to the impact of the recall of roasted kernels in the second quarter of 2016, and lower throughput after restarting our roasting operations, combined with lower export volumes of in-shell sunflower due primarily to a strong U.S. dollar	(14,397)
Decreased pricing of specialty corn, soy, sunflower and organic feed	(11,051)
Decreased pricing for organic fruit and vegetables, seeds and nuts, quinoa, coffee, and oils	(9,818)
Higher sales volumes of internationally sourced organic ingredients including cocoa, coffee, fruit and vegetables, and seed and nuts	42,074
Favorable foreign exchange impact on euro-denominated sales due to the stronger U.S. dollar	223
Revenues for the three quarters ended October 1, 2016	$441,694

Gross margin in Global Ingredients remained unchanged at $54.7 million for the three quarters ended October 1, 2016, and the gross margin percentage increased by 1.0% to 12.4% . The increase in gross margin as a percentage of revenue was primarily due to a favorable sales mix driven by higher margin international organic raw materials and improved mix in domestic raw materials as a result of a decline in acres contracted of low margin seed and grain varieties, mark-to-market gains on commodity futures contracts, and improved transloading operating efficiencies from the prior year, partially offset by the impact of the sunflower recall on operations and lower pricing spreads on non-GMO soy, corn and organic feed. The table below explains the increase in gross margin:

SUNOPTA INC.	50	October 1, 2016 10-Q

Global Ingredients Gross Margin Changes
Gross margin for the three quarters ended October 3, 2015	$53,225
Margins impact due to improved pricing spreads on internationally sourced organic ingredients, partially offset by reduced yield and other operational inefficiencies at European sunflower operations	1,713
Favorable margin impact of mark-to-market gains related to commodity futures contracts	1,589
Margin loss from downtime associated with the sunflower roasted kernel recall, as well as reduced throughput following the restart of our roasting operations at our Crookston facility	(1,067)
Lower pricing spread on specialty corn and soy, and organic feed partially offset improved recoveries over the prior year related to transloading efficiency costs in the third quarter of 2015	(744)
Gross margin for the three quarters ended October 1, 2016	$54,716

Operating income in Global Ingredients increased by $0.3 million, or 1.3%, to $24.3 million for the three quarters ended October 1, 2016, compared to $23.9 million for the three quarters ended October 3, 2015. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the three quarters ended October 3, 2015	$23,934
Increase in gross margin, as explained above	1,491
Decrease in corporate cost allocations	1,330
Decrease in SG&A expenses, primarily due to professional fees, other SG&A costs and lower compensation costs	858
Decreased foreign exchange gains on forward derivative contracts	(3,357)
Operating income for the three quarters ended October 1, 2016	$24,256

Consumer Products
For the three quarters ended	October 1, 2016	October 3, 2015	Change	% Change

Revenues	$607,498	$361,351	$246,147	68.1%
Gross Margin	54,193	31,907	22,286	69.8%
Gross Margin %	8.9%	8.8%		0.1%

Operating Income	$6,989	$5,115	$1,874	36.6%
Operating Income %	1.2%	1.4%		-0.2%

Consumer Products contributed $607.5 million in revenues for the three quarters ended October 1, 2016, compared to $361.4 million for the three quarters ended October 3, 2015, a $246.1 million, or 68.1% increase. Excluding the impact of business acquisitions and associated product rationalizations, as well as the estimated impact on west coast pouch operations as a result of a fire at a third-party facility, Consumer Products revenues increased 2.7% . The table below explains the increase in revenues:

SUNOPTA INC.	51	October 1, 2016 10-Q

Consumer Products Revenue Changes
Revenues for the three quarters ended October 3, 2015	$361,351
Acquired revenues as a result of the acquisition of Sunrise, partially offset by the impact of customer transition following the closure of the Buena Park processing facility in the first quarter of 2016, and lower volumes to foodservice customer market	216,330
Higher sales of aseptic beverages including retail almond beverages and non-dairy into the foodservice channel, along with stronger sales of shelf-stable juice as a result of new product innovation	28,868
Acquired revenues as a result of the acquisition of Niagara Natural as well as increased volumes of resealable pouch offerings as a result of new business contracted, partially offset by lower volumes of specialty bars	2,657
Impact on revenues from closure of west coast pouch operations as a result of a fire at a third party facility in the third quarter	(1,708)
Revenues for the three quarters ended October 1, 2016	$607,498

Gross margin in Consumer Products increased by $22.3 million to $54.2 million for the three quarters ended October 1, 2016 compared to $31.9 million for the three quarters ended October 3, 2015, and the gross margin percentage increased by 0.1% to 8.9% . For the quarter ended July 2, 2016 gross margin as a percentage of revenue was impacted by a $13.4 million acquisition accounting adjustment related to Sunrise inventory sold, as well as costs associated with expansion activities at our Allentown aseptic facility of $1.6 million. Excluding these costs, the gross margin percentage in the consumer products segment would have been 11.5% for the three quarters ended October 1, 2016. The increase in gross margin percentage reflected the higher margin profile of 2015 acquisitions, and increased facility utilization and operating costs within the beverage operations, partially offset by higher costs within healthy fruit operations due to a delayed 2016 fruit harvest that led to increased labor costs and higher raw material prices that were not yet built into customer pricing. The table below explains the increase in gross margin:

Consumer Products Gross Margin Changes
Gross margin for the three quarters ended October 3, 2015	$31,907
Margin impact of the Sunrise Acquisition and improved pricing for frozen fruit offerings, partially offset by lower margins for fruit bases and toppings	30,476
Increased contribution from sales of aseptic and non-aseptic private label beverages, driven by increased production volumes and higher facility utilization	6,017
Margin impact from acquisition accounting adjustment related to Sunrise inventory sold in the quarter	(13,404)
Lower volumes of fruit snacks and specialty bars, partially offset by increased volumes of resealable pouch offerings from our east coast pouch facility as a result of new business contracted	(803)
Gross margin for the three quarters ended October 1, 2016	$54,193

Operating income in Consumer Products increased by $1.9 million, or 36.6%, to an operating income of $7.0 million for the three quarters ended October 1, 2016, compared to operating income of $5.1 million for the three quarters ended October 3, 2015. The table below explains the increase in operating income:

SUNOPTA INC.	52	October 1, 2016 10-Q

Consumer Products Operating Income Changes
Operating income for the three quarters ended October 3, 2015	$5,115
Increase in gross margin, as explained above	22,286
Increased SG&A costs due primarily to the acquisitions of Sunrise, Citrusource and Niagara Natural, and increased foreign exchange losses on international operations, partially offset by lower compensation costs	(15,476)
Increase in corporate cost allocations	(4,936)
Operating loss for the three quarters ended October 1, 2016	$6,989

Corporate Services
For the three quarters ended	October 1, 2016	October 3, 2015	Change	% Change

Operating Loss	$(6,544)	$(6,007)	$(537)	-8.9%

Operating loss at Corporate Services increased by $0.5 million to $6.5 million for the three quarters ended October 1, 2016, from a loss of $6.0 million for the three quarters ended October 3, 2015. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the three quarters ended October 3, 2015	$(6,007)
Increased information technology consulting, professional fees and costs associated litigation now resolved	(2,546)
Higher compensation-related costs due to increased headcount, stock-based compensation and health benefits	(2,289)
Increase in corporate cost allocations that are charged to SunOpta reporting segments, due in part to a further centralization of services	3,606
Decrease in foreign exchange losses	692
Operating loss for the three quarters ended October 1, 2016	$(6,544)

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

SUNOPTA INC.	53	October 1, 2016 10-Q

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

On February 11, 2016, we entered into a five-year, $350.0 million Global Credit Facility, which replaced our previous North American credit facilities, which were comprised of a $165.0 million facility and a C$10.0 million facility, that were set to expire January 27, 2017, and our €92.5 million multipurpose European credit facilities that were due on demand with no set maturity date. The Global Credit Facility will be used to support the working capital and general corporate needs of our global operations, in addition to funding future strategic initiatives. In addition, subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, we may request to increase the total lending commitments under this facility to a maximum aggregate principal amount not to exceed $450.0 million. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at October 1, 2016, we had outstanding borrowings of $223.5 million and approximately $105.0 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 7 to the unaudited consolidated financial statements included in this report.

On October 9, 2015, SunOpta Foods and certain of our other subsidiaries entered into the Second Lien Loan Agreement with a group of lenders, pursuant to which we borrowed an aggregate principal amount of $330.0 million of term loans (the “Initial Loans”). The net proceeds of the Second Lien Loan Agreement were used to partially fund the Sunrise Acquisition, as described above under “Recent Developments – Sunrise Holdings (Delaware), Inc.” As at October 1, 2016, we had repaid $20.0 million of the outstanding principal of the Initial Loans. On October 7, 2016, we used the net proceeds from the issuance of the Preferred Stock to repay an additional $79.0 million principal amount of the Initial Loans, as described above under “Recent Developments – Strategic Review”. The remaining $231.0 million aggregate principal amount of Initial Loans matured on October 9, 2016 and automatically converted into a like principal amount of term loans (such converted loans, the “Term Loans”), with a maturity date of October 9, 2022. The Term Loans bore interest at 9.5% per annum. On October 20, 2016, all of the outstanding Term Loans were exchanged for a corresponding amount of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the “Notes”) issued by SunOpta Foods. For more information on the Notes, see note 15 to the unaudited consolidated financial statements included in this report. The Second Lien Loan Agreement was terminated in connection with the issuance of the Notes.

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

In order to finance significant acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock as consideration in an acquisition. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us.

SUNOPTA INC.	54	October 1, 2016 10-Q

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favourable terms, if at all, could be limited.

Cash Flows

Cash flows for the quarter ended October 1, 2016

Net cash and cash equivalents decreased $2.7 million in the third quarter of 2016 to $1.6 million as at October 1, 2016, compared with $4.3 million as at July 2, 2016, which primarily reflected cash provided by continuing operating activities of $17.0 million, which was more than offset by the repayment of $13.1 million of borrowings under our line of credit facilities and capital expenditures of $5.5 million.

Cash provided by operating activities of continuing operations was $17.0 million in the third quarter of 2016, compared with $18.3 million in the third quarter of 2015, a decrease in cash provided of $1.3 million. The decrease in cash used in operating activities in the third quarter of 2016, compared with the third quarter of 2015, reflected the receipt of income tax refunds related to 2015, mostly offset by an increase in accounts receivable, mainly reflecting higher sales of frozen fruit in the third quarter of 2016, compared with the second quarter of 2016.

Cash used in investing activities of continuing operations was $5.5 million in the third quarter of 2016, compared with $12.8 million in the third quarter of 2015, a decrease in cash used of $7.3 million, which mainly reflected the upfront payment of $6.5 million to acquire Niagara Natural in the third quarter of 2015, and a third-quarter-over-third-quarter decrease in capital expenditures of $1.4 million, reflecting higher spending in the third quarter of 2015 related to the expansion of our Allentown, Pennsylvania aseptic facility.

Cash used in financing activities of continuing operations was $14.6 million in the third quarter of 2016, compared with cash provided of $89.9 million in the third quarter of 2015, an increase in cash used of $104.5 million, which mainly reflected the net proceeds from the issuance of common shares of $95.3 million in the third quarter of 2015. In addition, repayments under our line of credit facilities were higher by $9.9 million in the third quarter of 2016, compared with the third quarter of 2015, mainly reflecting the upfront payment to acquire Niagara Natural in the third quarter of 2015.

Cash flows for the three quarters ended October 1, 2016

Net cash and cash equivalents decreased $0.6 million in the first three quarters of 2016 to $1.6 million as at October 1, 2016, compared with $2.3 million as at January 2, 2016, which primarily reflected net borrowings under our line of credit facilities of $65.8 million, that were more than offset by the following uses of cash:

  cash used by continuing operating activities of $35.3 million;
  capital expenditures of $14.8 million;
  repayment of $10.0 million of Initial Loans under the Second Lien Loan Agreement;
  payment of $5.5 million debt issuance costs related to the Global Credit Facility; and
  payment of $4.6 million of contingent consideration related to business acquisitions.

Cash used in operating activities of continuing operations was $35.3 million in the first three quarters of 2016, compared with cash provided of $0.3 million in the first three quarters of 2015, an increase in cash used of $35.6 million. The increase in cash used in operating activities in the first three quarters of 2016, compared with the first three quarters of 2015, reflected the increased working capital requirements related to acquired businesses, including the seasonal fruit purchases to support the Sunrise business that occurred largely in the second quarter of 2016, partially offset by the receipt of income tax refunds related to 2015.

Cash used in investing activities of continuing operations was $18.7 million in the first three quarters of 2016, compared with $41.1 million in the first three quarters of 2015, a decrease in cash used of $22.4 million, which mainly reflected the total upfront payments of $19.8 million to acquire Citrusource and Niagara Natural in the first three quarters of 2015, as well as a decrease in capital expenditures of $7.0 million, reflecting higher spending in the first three quarters of 2015 related to a retrofit of our San Bernardino, California juice facility and the expansion of our Allentown, Pennsylvania aseptic facility. These factors were partially offset by contingent consideration payments of $4.6 million in the first three quarters of 2016 related to the acquisitions of Citrusource and Niagara Natural. Cash provided by investing activities of discontinued operations reflected cash proceeds from the sale of Opta Minerals of $3.2 million, net of cash sold.

SUNOPTA INC.	55	October 1, 2016 10-Q

Cash provided by financing activities of continuing operations was $49.9 million in the first three quarters of 2016, compared with $130.6 million in the first three quarters of 2015, a decrease in cash provided of $80.7 million, which mainly reflected the net proceeds from the issuance of common shares of $95.3 million in the third quarter of 2015. Net borrowings under our line of credit facilities increased $34.5 million in the first three quarters of 2016, compared with the first three quarters of 2015, including the repayment in full of outstanding borrowings of $192.7 million under our North American and European credit facilities with new borrowings under the Global Credit Facility. The increase in borrowings under our credit facilities mainly reflected increased working capital requirements and repayment of $10.0 million of borrowings under the Second Lien Loan Agreement, as well as lower proceeds from the exercise of stock options and warrants, partially offset by reduced business acquisition spending.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

Except as described below, there have been no material changes outside the normal course of business in our contractual obligations since January 2, 2016:

  On February 11, 2016, we entered into the Global Credit Facility which replaced our previous North American and European credit facilities. As at October 1, 2016, borrowings under the Global Credit Facility totaled $223.5 million. Outstanding amounts under the Global Credit Facility are repayable in full on February 10, 2021.
  On October 20, 2016, we issued $231.0 million of Notes, bearing interest at 9.5% per annum, in exchange for an equivalent principal amount of borrowings under the Second Lien Loan Agreement (as described above under “Liquidity and Capital Resources”). Annualized interest on the Notes will amount to $21.9 million through the maturity of the Notes on October 9, 2022.

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

SUNOPTA INC.	56	October 1, 2016 10-Q

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of October 1, 2016.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended October 1, 2016. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	57	October 1, 2016 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Plum Dispute

Plum, PBC ("Plum"), a Delaware public benefit corporation and a subsidiary of Campbell Soup Company ("Campbell"), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing processes, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America (“Cheer Pack”) as a Defendant. SGOI asserted counterclaims against Plum, crossclaims against Cheer Pack and third-party claims against Gualapack S.p.A (“Gualapack”), Hosokawa Yoko, Co. (“Hosokawa”), Secure HY Packaging Co., Ltd. (“SHY”) and CDF Corporation (“CDF”). Cheer Pack asserted cross-claims against SGOI. Plum alleged it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleged that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum sought unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees.

On July 29, 2016, SGOI entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Plum, Campbell, Cheer Pack, Gualapack, Hosokawa, CDF and SHY. The Settlement Agreement resolved the disputed issues among the parties in connection with the litigation filed by Plum against SGOI, as described above. Pursuant to the terms of the Settlement Agreement, the Company paid Campbell $5.0 million in cash and will provide Campbell with rebates of up to $4.0 million over a four-year period in connection with Plum’s purchases of pouch products and Campbell’s purchases of aseptic broth products pursuant to manufacturing and supply agreements, as amended, between the parties and their affiliates. In order for Campbell to obtain the full $4.0 million in rebates, Plum and Campbell must order certain minimum quantities of pouch products and aseptic broth products within each of the designated twelve-month periods over the four-year rebate period.

Employment Matter

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes approximately 8,500 to 9,000 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties are currently engaged in pre-class certification discovery. The Company is unable to estimate any potential liabilities relating to this proceeding, and any such liabilities could be material.

From time to time, we are involved in other litigation incident to the ordinary conduct of our business. For a discussion of legal proceedings, see note 13 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended January 2, 2016. Except as described below, there have been no material changes to the previously-reported risk factors as of the date of this quarterly report. Our previously reported risk factors, together with the information below, should be carefully reviewed in connection with an evaluation of our Company. However, we have updated the risk factor below for items disclosed in this report.

SUNOPTA INC.	58	October 1, 2016 10-Q

Risks Related to Our Business

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

On May 3, 2016, we announced a voluntary recall of certain sunflower kernel products produced at our Crookston, Minnesota facility that have the potential to be contaminated with Listeria monocytogenes bacteria, and a number of our customers initiated recalls of their products that contain the affected sunflower kernels as an ingredient or component. While we have recognized estimated losses of $28.0 million related to this recall, we may need to revise our estimates to be materially larger as we continue to work with our customers to substantiate the claims received to date and any additional claims that may be received. We may also incur costs that are significantly greater than our previous estimates. These revisions of our estimated losses and costs may occur at any time as we continue this process.

Additionally, these losses do not reflect costs associated with the interruption of production at the Crookston facility for the period from April 21, 2016 to the time regular production resumed on or about May 15, 2016, subject to a positive release protocol, or the costs to put into place corrective and preventive actions at our roasting facilities. Our remediation efforts are ongoing, and we expect to continue to incur related costs, which may be material. Further, we are currently unable to estimate the impact that this recall may have on our future sales of sunflower products or on our ongoing relationships with our customers. The recall may cause us to lose future revenues from, or relationships with, one or more material customers, and the impact of the recall could affect our customers’ willingness to continue to purchase other unrelated products from us or could hinder our ability to grow our business with those customers. We may not be able to determine the full extent of the losses related to the recall for some time and certain factors impacting these losses, such as our customers’ processes for developing their claims, the timing of submission of any such claims and the terms of our customers’ insurance policies and related coverage, are beyond our control.

Moreover, claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. Although we maintain product liability insurance, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a further product recall could have a material and adverse effect on our business, financial condition or results of operations.

SUNOPTA INC.	59	October 1, 2016 10-Q

Risks Related to Our Ongoing Operational Review and Our Business Acquisitions

We are conducting a thorough review of the Company’s operations, management and governance. Both the process of conducting this review and its outcome and implementation could pose a number of risks that could have an adverse impact on our business, financial condition or results of operations

We are conducting a thorough review of our operations, management and governance in partnership with representatives of Oaktree Capital Management L.P. (together with its affiliates, “Oaktree”). Among other things, our Board of Directors (the “Board”) has committed to a further review of governance and leadership with a particular focus on continuing to add independent directors with significant operating and supply chain expertise in the food industry and continuing to ensure that we have the management resources to implement our strategy and the action items that emerge from our operational review. We are also considering a number of operational actions to improve our profitability and streamline our operations for long-term success. These actions may include rationalization or consolidation of certain of our operations or facilities, reinvestment in certain of our operations or facilities, investments in personnel, processes and tools, as well as other cost saving initiatives. These actions could consume capital resources and could also give rise to impairment and other restructuring charges that would be both cash and non-cash in nature, and these charges could be material.

In connection with our operational review, we may decide to take actions that could have a material impact on our operations, strategy, governance, management and future prospects. Certain actions that we take may lead to write-downs of assets and/or charges in future periods. In addition, we cannot predict whether the actions we take will be successful in achieving our goals of improving our profitability and financial performance and delivering long-term value to our shareholders. Our ongoing review could expose us to a number of other risks, including the following:

  distraction of management;
  difficulties in hiring, retaining and motivating key personnel as a result of uncertainty generated by the review and the implementation of any resulting recommendations;
  difficulties in maintaining relationships or arrangements with customers, suppliers and other third parties;
  increases in general and administrative expenses associated with the need to retain and compensate business and recruiting consultants and other advisors; and
  increased volatility in the price of our stock due to uncertainties associated with the ongoing review.

The above risks could have an adverse impact on our business, financial results, liquidity and financial condition.

Our significant investors may have interests that conflict with those of our debtholders and other stakeholders

Under the agreements executed in connection with the strategic partnership with Oaktree, Oaktree initially may acquire common stock of SunOpta Inc. representing up to 19.99% of SunOpta Inc.’s outstanding common stock. This percentage may be increased to 27% under certain circumstances, subject to shareholder approval.

Oaktree has nominated two members of the Board and is entitled to designate two nominees for election to the Board so long as it beneficially owns or controls at least 11.1% of SunOpta Inc.’s common stock on an as-exchanged basis. If Oaktree beneficially owns or controls less than 11.1% but more than 5% of SunOpta Inc.’s common stock on an as-exchanged basis, it will be entitled to designate one nominee. In addition, Engaged Capital LLC (“Engaged Capital”), SunOpta Inc.’s second largest shareholder, has nominated one member of our Board.

Oaktree is participating in our ongoing review of our operations, management and governance. Oaktree’s objectives and perspectives during this review may not always be aligned with those of other stakeholders, including our debtholders and smaller shareholders.

The interests of Oaktree and Engaged Capital, as well as their affiliates, may differ from the interests of our other stakeholders in material respects. For example, our large investors and their affiliates may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us, including risks to our liquidity and financial condition. Our large investors and their affiliates are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

SUNOPTA INC.	60	October 1, 2016 10-Q

A concentration of ownership within our large investors could potentially be disadvantageous to, or conflict with, interests of our debtholders or smaller shareholders. In addition, if any significant shareholder were to sell or otherwise transfer all or a large percentage of its holdings, we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	61	October 1, 2016 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 9, 2016	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	62	October 1, 2016 10-Q

EXHIBIT INDEX

Exhibit No.	Description

4.1

Amended and Restated Shareholder Rights Plan Agreement, dated November 10, 2015, amended and restated as of April 18, 2016, between SunOpta Inc. and American Stock Transfer & Trust Company LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016).

4.2

Amended and Restated Certificate of Incorporation of SunOpta Foods Inc., setting forth the terms of its Series A Preferred Stock, which is exchangeable for Common Shares of SunOpta Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

4.3

Articles of Amendment of SunOpta Inc., setting forth the terms of its Special Shares, Series 1 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

4.4

Indenture, dated as of October 20, 2016, among SunOpta Foods, the guarantors named therein and U.S. Bank National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

4.5	Form of 9.5% Senior Secured Second Lien Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

4.6

Second Lien U.S. Security Agreement, dated as of October 20, 2016, among the grantors referred therein and the Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

4.7

Second Lien Canadian Security Agreement, dated as of October 20, 2016, among the grantors referred therein and the Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

4.8

Amended and Restated Intercreditor Agreement, dated as of October 20, 2016, among Bank of America, N.A. as first lien collateral agent, the Notes Collateral Agent and the grantors referred therein (incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

10.1†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016).

10.2†

Form of Incentive Stock Option Award Agreement under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).

10.3†

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).

10.4†

Form of 2016 Performance Share Unit Award Agreement under 2013 Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).

10.5†*	Employment Agreement, dated March 17, 2013, by and between SunOpta Inc. and Michelle Coleman.

10.6†*	Employment Agreement, dated August 18, 2016, by and between SunOpta Inc. and Jill E. Barnett.

SUNOPTA INC.	63	October 1, 2016 10-Q

10.7†*	Employment Agreement, dated August 18, 2016, by and between SunOpta Inc. and James P. Gratzek.

10.8†*	Employment Agreement Amendment, dated August 18, 2016, by and between SunOpta Inc. and Edward Haft.

10.9†*	Employment Agreement Amendment, dated August 19, 2016, by and between The Organic Corporation B.V. and G.J.M. Versteegh.

10.10†*	Separation Agreement, dated August 22, 2016, by and between SunOpta Inc. and Daniel Turney.

10.11*	First Amendment, dated as of October 7, 2016, to the Credit Agreement, dated as of February 11, 2016, among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., each of the other borrowers and guarantors party thereto from time to time, the lenders party thereto from time to time, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent under the Dutch, and Bank of America, N.A, as Collateral Agent.

10.12*	First Amendment, dated as of October 7, 2016, to the Second Lien Loan Agreement, dated as of October 9, 2015, among SunOpta Inc., SunOpta Foods Inc., certain subsidiaries of SunOpta Inc., the several banks and other financial institutions or entities from time to time party thereto, and Bank of Montreal, as Administrative Agent and Collateral Agent.

10.13	Subscription Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

10.14	Investor Rights Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

10.15	Exchange and Support Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

10.16	Voting Trust Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

31.1	Certification by Hendrik Jacobs, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32	Certifications by Hendrik Jacobs, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

SUNOPTA INC.	64	October 1, 2016 10-Q

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

SUNOPTA INC.	65	October 1, 2016 10-Q