Form 10-K
period 2016-12-31
SunOpta Inc.
filed 2017-03-02
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____ to_____

Commission File No. 001-34198

SUNOPTA INC.
(Exact Name of Registrant as Specified in Its Charter)

CANADA	Not Applicable
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2233 Argentia Drive, Suite 401
Mississauga, Ontario L5N 2X7, Canada
(Address of Principal Executive Offices)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]     No [X]

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant’s common shares on July 2, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $360 million. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of February 24, 2017 was 85,974,201.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.	December 31, 2016 10-K

SUNOPTA INC.
FORM 10-K
For the year ended December 31, 2016
TABLE OF CONTENTS

SUNOPTA INC.	1	December 31, 2016 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Form 10-K”) to “SunOpta”, the “Company”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

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

	Canadian Dollar		Euro
Year	Closing	Average	Closing	Average
2016	0.7448	0.7548	1.0553	1.1066
2015	0.7225	0.7820	1.0859	1.1091
2014	0.8502	0.9044	1.2004	1.3263

Forward-Looking Statements

This Form 10-K contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; our ability to implement the four pillars and achieve the objectives of our strategic Value Creation Plan, including realizing our targeted earnings before income taxes, depreciation and amortization (“EBITDA”), annualized EBITDA enhancements, working capital efficiencies, and the amount of EBITDA improvement expected to be generated from the closure of our San Bernardino, California facility; estimated losses and related insurance recoveries associated with the recall of certain roasted sunflower kernel products; the expected benefits of business acquisitions and other transactions, such as cost savings, operating synergies and growth potential; possible operational consolidation; rationalization of assets and operations; business strategies; plant and production capacities; revenue generation potential; anticipated construction costs; competitive strengths; goals; capital expenditure plans; business and operational growth and expansion plans; anticipated operating margins and operating income targets; gains or losses associated with business transactions; cost reductions; rationalization and improved efficiency initiatives; proposed new product offerings; future growth of our business and global markets for our products; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

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

  conflicts of interest between our significant investors and our other stakeholders;

  product liability suits, recalls and threatened market withdrawals that may arise or be brought against us;

  food safety concerns and instances of food-borne illnesses that could harm our business;

  litigation and regulatory enforcement concerning marketing and labeling of food products;

  significant food and health regulations to which we are subject;

SUNOPTA INC.	2	December 31, 2016 10-K

  ability to obtain additional capital as required to maintain current growth rates;

  impairment charges in goodwill or other intangible assets;

  the highly competitive industry in which we operate;

  that our customers may choose not to buy products from us;

  loss of one or more key customers;

  changes and difficulty in predicting consumer preferences for natural and organic food products;

  the effective management of our supply chain;

  volatility in the prices of raw materials and energy;

  the availability of organic and non-genetically modified ingredients;

  unfavorable growing and operating conditions due to adverse weather conditions;

  an interruption at one or more of our manufacturing facilities;

  technology failures that could disrupt our operations and negatively impact our business;

  the loss of service of our key management;

  labor shortages or increased labor costs;

  technological innovation by our competitors;

  ability to protect our intellectual property and proprietary rights;

  changes in laws or regulations governing foreign trade or taxation;

  agricultural policies that influence our operations;

  substantial environmental regulation and policies to which we are subject;

  the enactment of climate change laws;

  fluctuations in exchange rates, interest rates and the prices of certain commodities;

  exposure to our international operations;

  increased vulnerability to economic downturns and adverse industry conditions due to our level of indebtedness;

  restrictions under the terms of our debt and equity instruments on how we may operate our business;

  our ability to renew our revolving asset-based credit facility (the “Global Credit Facility”) when it becomes due on February 10, 2021;

  ability to meet the financial covenants under the Global Credit Facility or to obtain necessary waivers from our lenders;

  ability to effectively manage our growth and integrate acquired companies;

  ability to achieve the estimated benefits or synergies to be realized from business acquisitions;

SUNOPTA INC.	3	December 31, 2016 10-K

  exposure to unknown liabilities arising from business acquisitions;

  unexpected disruptions on our business resulting from business acquisitions;

  ability to successfully consummate possible future divestitures of businesses;

  volatility of our operating results and share price;

  that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;

  dilution in the value of our common shares through the exchange of convertible preferred stock, exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities; and

  impact of the publication of industry analyst research or reports about our business on the value of our common shares.

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

SUNOPTA INC.	4	December 31, 2016 10-K

PART I

Item 1. Business

INTRODUCTION

SunOpta, a corporation organized under the laws of Canada in 1973, is a leading global company operating businesses focused on a healthy products portfolio that promotes sustainable well-being. We are focused on sourcing non-genetically modified (“non-GMO”) and organic ingredients, and manufacturing healthy food and beverage products. We operate an integrated “field-to-table” business model leveraging our global ingredient sourcing platform to process and market non-GMO and organic ingredients for retailers, food manufacturers and foodservice operators. We manufacture packaged products focused on the high growth healthy beverages, healthy fruit and healthy snacks categories for our retail, foodservice and branded food customers. We believe we are a North American market leader in non-dairy organic aseptic beverages, premium refrigerated private label orange juice, individually quick frozen (“IQF”) organic fruit, healthy premium fruit snacks, and the global sourcing and supply of non-GMO and organic raw materials and ingredients. Our scalable global sourcing platform makes us one of the leading suppliers of non-GMO and organic raw materials and ingredients in the food industry, and provides us leading insights into emerging food and beverage trends. Our product portfolio is strategically aligned with the fast-growing consumer demand for high quality, healthy non-GMO and organic food and beverage products.

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

Our Product Portfolio

Our diverse consumer products portfolio utilizes non-GMO and organic raw materials and ingredients that are sourced primarily by our vertically integrated global ingredients capabilities, and consists of three main commercial platforms:

  Healthy Beverages – We offer a full line of aseptic beverages, including non-dairy beverages (e.g., soy, almond, coconut, rice and others), nutritional beverages, dairy beverages, broths and teas. We also offer refrigerated premium juices, shelf-stable juices and functional waters. We believe we are the leading North American provider of non-dairy organic aseptic beverages and premium refrigerated private label organic orange juice.

  Healthy Fruit – We offer IQF fruit for retail (e.g., strawberries, blueberries, mango, pineapple, blends and other berries and fruit), IQF and bulk frozen fruit for foodservice (e.g., purées, fruit cups and smoothies), and custom fruit preparations for industrial use. We believe we are the leading North American provider of private label non-GMO and organic IQF fruit.

  Healthy Snacks – We offer fruit snacks (including bars, twists, ropes and bite-sized varieties), roasted snacks, nutritional bars, and re-sealable pouch products (e.g., baby food, puddings, sauces and other healthy snacks). We believe we are a leading North American provider of premium healthy fruit snacks.

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

Using our vertically integrated business model, we process non-GMO and organic food ingredients into consumer packaged products, primarily healthy beverages, healthy fruit and healthy snacks. Our food ingredients are converted from raw materials, and our raw materials are sourced from approximately 5,000 suppliers encompassing approximately 10,000 growers in over 65 countries. Our employees and assets, which include 24 processing and packaging facilities, are principally located in North America and Europe with smaller sourcing and processing operations in Africa and China. Our operations and capabilities provide the flexibility to modify our product portfolio to adapt to the changing consumer needs for non-GMO and organic food and beverage products. As a general principle, we do not own or operate our own farms, retail stores, or extensively market our own consumer brands.

SUNOPTA INC.	5	December 31, 2016 10-K

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

Value Creation Plan

On June 27, 2016, we announced that we had engaged external financial and legal advisors to review our operating plan and to evaluate a range of strategic and financial actions that we could undertake to maximize shareholder value. The strategic review arose out of discussions with our largest shareholders, some of which had advocated that we examine value maximization strategies. We also announced that we had engaged a global executive search firm to assist in identifying candidates who could add additional operating, industry and capital markets experience and expertise to our Board of Directors (the “Board”). The strategic review was concluded on October 7, 2016 with our announcement of a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”).

We are conducting, with the assistance of Oaktree, a thorough review of our operations, management and governance, with the objective of maximizing our ability to deliver long-term value to our shareholders. Through this review, management and the Board have developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The statements we make below about the expected results of the Value Creation Plan, including expected improvements in earnings, earnings before income taxes, depreciation and amortization (“EBITDA”), working capital efficiencies, and expected cash flows, are forward-looking statements. EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations and our ability to generate cash flows to fund our cash requirements, including debt service and capital expenditures.

We are currently targeting implementation of $30 million of productivity-driven annualized EBITDA enhancements and $20 million of working capital efficiencies, to be implemented over the coming 12 to 18 months. In the near-term, these benefits are expected to be offset by structural investments we are making in the areas of quality, sales, marketing, operations and engineering resources. Additionally, during 2017 we anticipate incurring non-structural third-party consulting support, severance, and recruiting costs. The plan also calls for increased investment in capital upgrades at several manufacturing facilities to enhance food safety and manufacturing efficiencies. Over time, we expect these investments to yield additional improvement in EBITDA beyond the $30 million of initial productivity-driven savings. Recent progress on each of the four pillars of the Value Creation Plan is highlighted below.

Portfolio Optimization

The focus of the portfolio optimization pillar is to simplify the business, investing where structural advantages exist, while exiting businesses or product lines where we are not effectively positioned. During the fourth quarter of 2016, we announced the closing of our San Bernardino, California, juice facility, which is expected to be $4 million accretive to EBITDA in 2017. Following that initial announcement, we continued to evaluate our portfolio which resulted in the following additional actions:

  Closure of our soy extraction (ingredient) facility in Heuvelton, New York, transferring production to our Alexandria, Minnesota facility.

  Exited certain varieties of specialty soy and sunflower, as well as frozen edamame.

  Exited a non-core vegetable brokerage operation.

  Launched a global organic ingredients portfolio strategy review, which is identifying incremental large ingredient categories for further investment. The incremental growth opportunities include new geographies, new products and new processing capabilities.

During the fourth quarter of 2016, we recognized non-cash impairment charges of $1.2 million associated with the Heuvelton facility closure, and $3.4 million of inventory and other reserves to reflect the exit of non-core business lines. We intend to continue to proactively manage our business portfolio to identify opportunities to drive EBITDA growth.

SUNOPTA INC.	6	December 31, 2016 10-K

Operational Excellence

The focus of the operational excellence pillar is to ensure food quality and safety, coupled with improved operational performance and efficiency. These efforts are expected to generate productivity improvements in manufacturing, procurement and logistics. With the assistance of third-party consulting support, we have identified a number of broad-based savings opportunities to be implemented and realized over 2017 and 2018. Recent activities include:

  Launched network-wide upgrades to worker safety and food quality programs, with the goal of becoming the leader in safety and quality across the healthy food industry.

  Launched a productivity enhancement program that is systematically evaluating all manufacturing facilities, supply chain, and procurement processes to identify productivity cost savings. As a result of these efforts, we are targeting $30 million in annualized EBITDA improvements to be implemented over the next 12 to 18 months.

  Rolled out the “SunOpta Plant Management System”, which consists of a standardized set of operating processes, key performance indicators, and continuous improvement methodologies that will provide improved consistency and productivity performance across the manufacturing network.

  Launched a working capital optimization program that is targeting $20 million of cash flow enhancements.

Go-to-Market Effectiveness

The focus of the go-to-market effectiveness pillar is to optimize customer and product mix in existing sales channels, and identify and penetrate new high-potential sales channels. We expect efforts under this pillar to improve revenue growth and profitability over time. Early in 2017, we re-aligned our go-to-market approach, hiring key talent to lead foodservice and retail sales, as well as adding new marketing resources. We also launched a sales force effectiveness program that has already started to generate results. Recent highlights include:

  Hired a new Senior Vice President of Foodservice Sales and a Senior Vice President of Beverages and Snacks.

  Secured new business wins in Healthy Beverage, Healthy Fruit and Global Ingredients.

  Selectively adjusted pricing to enhance margins.

Process Sustainability

The focus of process sustainability is to ensure we have the infrastructure, systems and skills to sustain the business improvements and value captured from the Value Creation Plan. In February 2017, we executed an organizational redesign focused on streamlining and simplifying the business, investing in systems and processes to ensure each function has the tools in place to achieve our goals. Recent initiatives include:

  Developed a plan to increase capital engineering, plant engineering, and process engineering capabilities that is targeted to enhance food safety, product flow and productivity performance.

  Created a centralized Consumer Products supply chain team to manage sales and operations planning (“S&OP”), warehousing and distribution.

  Launched a comprehensive S&OP program to improve supply/demand planning, which is expected to reduce inventory while improving customer service.

  Initiated a program to push centralized cost accounting resources into manufacturing facilities to improve the accuracy of manufacturing-related financial data.

SUNOPTA INC.	7	December 31, 2016 10-K

Governance and Management Transitions

Chief Executive Officer

Effective February 6, 2017, David Colo was appointed President and Chief Executive Officer (“CEO”) of SunOpta. In conjunction with this appointment, Mr. Colo also became a member of the Board. Mr. Colo joined SunOpta from Diamond Foods, Inc. where he served as Executive Vice-President, Chief Operating Officer. Mr. Colo has 30 years of leadership experience in general management, operations and supply chain management. As Executive Vice-President, Chief Operating Officer for Diamond Foods, Mr. Colo had direct responsibility for marketing, innovation, research and development, operations, supply chain, procurement, quality, food safety, grower services and contract manufacturing.

On November 11, 2016, Hendrik Jacobs resigned from his positions as President, CEO, and director. Director Katrina Houde served as interim CEO prior to the appointment of Mr. Colo. Ms. Houde will continue her position on the Board following Mr. Colo’s appointment.

Board of Directors

On October 7, 2016, we increased the size of the Board to nine directors and appointed two Oaktree-nominated independent directors, Dean Hollis and Al Bolles, Ph.D., to the Board. Mr. Hollis is Chairman of the Board of AdvancePierre Foods and the former President and Chief Operating Officer of the Consumer Foods Division of ConAgra Foods and former Chairman of Boulder Brands. Mr. Bolles most recently served as Executive Vice President, Chief Technology & Operations Officer of ConAgra Foods. Also on October 7, 2016, Brendan Springstubb was appointed to the Board to replace Douglas Greene who resigned as a director. Mr. Springstubb is a Principal at Engaged Capital LLC (“Engaged”), one of our largest shareholders.

On October 9, 2016, Alan Murray stepped down from the Board and was replaced as Chair of the Board by Mr. Hollis.

On January 19, 2017, Gregg Tanner was appointed to the Board to fill the vacancy created by the resignation of director Jay Amato. Most recently, Mr. Tanner served as CEO and director for Dean Foods Company from October 2012 to December 2016.

Business Development

Issuance of Series A Preferred Stock

On October 7, 2016, Oaktree invested $85.0 million in cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of our wholly-owned subsidiary, SunOpta Foods Inc. (“SunOpta Foods”). The shares of Preferred Stock are exchangeable into common shares of SunOpta Inc. in accordance with certain terms and conditions. Net proceeds from the issuance of the Preferred Stock were used to repay $79.0 million of outstanding debt.

In connection with the Preferred Stock offering, we issued 11.3 million Special Shares, Series 1 (the “Special Voting Shares”) of the Company to Oaktree, which entitle Oaktree to one vote per Special Voting Share on all matters submitted to a vote of our common shareholders. As of the date of issuance, the Special Voting Shares represented an 11.7% voting interest in the Company.

Rationalization of Soy and Juice Operations

On December 27, 2016, the Board approved closure of our soy facility in Heuvelton, New York. We determined that our ingredients processing facility in Alexandria, Minnesota, could absorb the production volume from the Heuvelton facility, while continuing to meet the needs of our customers.

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

SUNOPTA INC.	8	December 31, 2016 10-K

Sale of Opta Minerals

On February 11, 2016, Opta Minerals Inc. (“Opta Minerals”) entered into a definitive acquisition agreement, pursuant to which an affiliate of Speyside Equity Fund I LP (“Speyside”) agreed to acquire substantially all of the issued and outstanding shares of Opta Minerals. The acquisition of Opta Minerals by Speyside was completed on April 6, 2016, following a vote of the shareholders of Opta Minerals in favor of the transaction on March 31, 2016.

Upon closing of the transaction, we received aggregate gross proceeds of $4.8 million (C$6.2 million). The sale of our equity interest in Opta Minerals was consistent with our objective of divesting our non-core assets in order to become a pure-play healthy and organic foods company. We have no significant continuing involvement with Opta Minerals.

Five-Year Global Revolving Asset-Based Credit Facility

On February 11, 2016, we entered into a five-year credit agreement for a senior secured asset-based revolving credit facility (the “Global Credit Facility”) in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity. The Global Credit Facility supports the working capital and general corporate needs of our global operations, in addition to funding strategic initiatives. Subject to meeting certain conditions, we may request to increase the total lending commitments under the Global Credit Facility to a maximum aggregate principal amount not to exceed $450 million.

Sunrise Holdings (Delaware), Inc.

On October 9, 2015, we completed the acquisition of 100% of the issued and outstanding common shares of Sunrise Holdings (Delaware), Inc. (“Sunrise”), pursuant to a Purchase and Sale Agreement dated July 30, 2015 (the “Sunrise Acquisition”), for total consideration of $472.7 million in cash. Sunrise is a processor of conventional and organic IQF fruit in the U.S. The acquisition of Sunrise aligned with our strategic focus on healthy and organic foods. Sunrise has been included in the Consumer Products operating segment since the date of acquisition.

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

Date of Acquisition	Business Operations Acquired	Reportable Segment
August 3, 1999	Sunrich Inc.	Global Ingredients
August 15, 2000	Certain assets of Hoffman Aseptic	Consumer Products
September 18, 2000	Northern Food and Dairy, Inc.	Consumer Products/ Global Ingredients
March 14, 2001	First Light Foods Inc.	Consumer Products
May 8, 2003	Kettle Valley Dried Fruit Ltd.	Consumer Products
November 1, 2003	SIGCO Sun Products, Inc.	Global Ingredients
December 1, 2003	Sonne Labs, Inc.	Global Ingredients
September 13, 2004	51% of the outstanding shares of Organic Ingredients, Inc. (remaining 49% of the outstanding shares were acquired on April 5, 2005)	Consumer Products
June 2, 2005	Earthwise Processors, LLC	Global Ingredients
June 20, 2005	Cleugh’s Frozen Foods, Inc.	Consumer Products
July 13, 2005	Pacific Fruit Processors, Inc.	Consumer Products
November 7, 2006	Hess Food Group LLC	Consumer Products
April 2, 2008	The Organic Corporation	Global Ingredients
November 8, 2010	Dahlgren & Company, Inc.	Global Ingredients

SUNOPTA INC.	9	December 31, 2016 10-K

Date of Acquisition	Business Operations Acquired	Reportable Segment
December 14, 2010	Assets of Edner of Nevada, Inc.	Consumer Products
August 5, 2011	Assets of Lorton’s Fresh Squeezed Juices, Inc.	Consumer Products
December 31, 2012	Organic Land Corporation OOD	Global Ingredients
March 2, 2015	Citrusource, LLC	Consumer Products
August 11, 2015	Assets of Niagara Natural Fruit Snack Company Inc.	Consumer Products
October 9, 2015	Sunrise Holdings (Delaware), Inc.	Consumer Products

SEGMENT INFORMATION

The composition of our reportable segments is as follows:

  Global Ingredients aggregates our North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.

  Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks includes fruit snacks; nutritional and protein bars; and resealable pouch products.

In addition, Corporate Services provides a variety of management, financial, legal, information technology, treasury and administration services to each of our operating segments from our headquarters in Mississauga, Ontario and our administrative office in Edina, Minnesota.

Financial information for each reportable segment describing revenues from external customers, a measure of profit or loss, and total assets for the last three fiscal years, as well as financial information about geographic areas for the last three fiscal years, is presented in note 22 of the Consolidated Financial Statements.

Global Ingredients

Operations and Product offerings—Global Ingredients

Global Ingredients aggregates our North American and international raw material sourcing and supply operating segments focused on the procurement, processing and sale of specialty and organic grains, seeds, fruits, grain- and cocoa-based ingredients, and other commodities, which are used primarily in applications serving the natural and organic food industry. Its operations are centered in Amsterdam, the Netherlands; Edina, Minnesota; and Scotts Valley, California.

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

Global Ingredients also engages in processing and contract manufacturing services that include:

  Seed and grain conditioning services for soy, corn and sunflower.

  Grain milling for corn, with various granulations and batch sizing.

SUNOPTA INC.	10	December 31, 2016 10-K

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

SUNOPTA INC.	11	December 31, 2016 10-K

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

  Healthy Beverages

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

  Our Healthy Beverage platform operates from an east to west network of three facilities, as well as co- manufacturing relationships that allow us to minimize distribution costs for our customers, maintain redundant back-up plans, and offer reliable, year-round programs.

  Healthy Fruit

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

  Our Healthy Fruit platform operates from five facilities that extend from central Mexico through to California, as well as a production facility in Kansas. Strategically our north to south footprint on the west coast allows us to maximize access to supply of fruit over the course of the full growing season, while our operation in the Midwest serves as a lower-cost launching pad to deliver product to the east coast.

  Healthy Snacks

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

  Our Healthy Snack platform operates from an east to west network of four facilities, as well as co- manufacturing relationships. In the case of fruit snacks, we maintain bi-coastal production which helps to minimize delivery costs to our customers.

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

SUNOPTA INC.	12	December 31, 2016 10-K

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

Costco Wholesale (“Costco”) accounted for approximately 19% of revenues from our Consumer Products segment and approximately 11% of our consolidated revenues for the year ended December 31, 2016. Costco intends to move its private label non-dairy aseptic beverage business to another supplier commencing in the second quarter of 2017. This business represented approximately 4% of the revenues from our Consumer Products segment and approximately 3% of our consolidated revenues for the year ended December 31, 2016. Other than Costco, no customers accounted for more than 10% of revenues from our Consumer Products segment for the year ended December 31, 2016.

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

SUNOPTA INC.	13	December 31, 2016 10-K

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

We currently manufacture and distribute a number of organic products that are subject to the standards set forth in the Organic Foods Production Act and the regulations adopted thereunder by the National Organic Standards Board. We believe that we are in material compliance with the organic regulations applicable to our business and we are continuously strengthening our testing and verification processes.

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

SUNOPTA INC.	14	December 31, 2016 10-K

Some of the key food safety and food labeling regulations in the U.S. include, but are not limited to, the following:

1.	Food Safety Regulations

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

The FDA has now finalized its rules necessary to implement FSMA including: (1) Preventive Controls for Human Food, (2) Preventive Controls for Food for Animals, (3) Standards for the Growing, Harvesting, Packing, and Holding of Produce for Human Consumption, (4) Foreign Supplier Verification Programs for Importers of Food for Humans and Animals, (5) Sanitary Transportation of Human and Animal Food, (6) Mitigation Strategies to Protect Food Against Intentional Adulteration, and (7) Accredited Third-Party Certification. The compliance dates for these rules are as follows:

Rules	Date Final Rule Published	Compliance Date
Preventive Controls for Human Food	9/17/2015	9/19/2016
Preventive Controls for Food for Animals (Subpart B)	9/17/2015	9/19/2016
Preventive Controls for Food for Animals (Subpart C)	9/17/2015	9/18/2017
Produce Safety	11/27/2015	1/26/2018
Foreign Supplier Verification Program	11/27/2015	5/27/2017 (or later)
Sanitary Transport	4/6/2016	4/6/2017
Food Defense	5/27/2016	7/26/2019
Third Party Certifications	11/27/2015	Requirements go into effect after FDA publishes Model Accreditation Standards

Many of the rules, particularly those relating to good manufacturing practices and preventive controls relating to food for human consumption, sanitary transport, and foreign supplier verification and import safety, apply to us as we manufacture, process, pack, hold and transport food for human consumption. We also work with foreign suppliers who provide us with raw materials. In the case of preventive controls for human food, we are already required to comply with the final rule. The rule contains certain key requirements as follows:

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

The final rule updated and clarified current good manufacturing practices (“CGMPs”). Specifically, some of the previously nonbinding regulatory provisions, such as education and training, are now binding. Management is required to ensure that all employees who manufacture, process, pack or hold food are qualified and properly educated to perform their assigned duties.

Now that this rule has become final, we are in the process of developing regulatory compliance programs to ensure that all requirements of the rules applicable to us are met by the effective date.

SUNOPTA INC.	15	December 31, 2016 10-K

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

We believe that we are in material compliance with the current regulations promulgated to implement FSMA that are applicable to our business. By way of example, we reviewed and updated our CGMP and recall policies; implemented change control, corporate supplier approval, allergen management, and environmental monitoring programs; completed food safety plans for our covered facilities; and engaged third party consultants to assist our internal resources with onsite food safety plan reviews at our facilities and to conduct on-site audits in order to strengthen our food safety system. We are continuing to develop internal compliance policies and practices for those rules that have future compliance dates in order to ensure compliance by the required deadlines.

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

On May 20, 2016, the FDA announced a new Nutrition Facts label for packaged foods to reflect new scientific information, including the link between diet and chronic diseases such as obesity and heart disease. The FDA’s Final Rules regarding the Revision of the Nutrition and Supplement Facts Labels and Serving Sizes require manufacturers to, among other things:

  increase the type size for “calories”, “servings per container”, and the “serving size” declaration, and bolding the number of calories and the “Serving size” declaration to highlight this information;

  declare the actual amount, in addition to percent Daily Value of vitamin D, calcium, iron and potassium;

  include “added sugars”, in grams and as percent Daily Value, on the label;

  display serving sizes on labels based on amounts of foods and beverages that people are actually eating, not what they should be eating

Manufacturers will need to use the new label by July 26, 2018. We believe that we will be in material compliance with these new food labeling regulations where applicable to our business by the compliance date.

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

SUNOPTA INC.	16	December 31, 2016 10-K

FDA Generally Regarded as Safe Regulations

Food ingredients can be classified into four groups including: food additives; color additives; prior sanctioned substances, and Generally Regarded as Safe (“GRAS”) substances. In particular, a food additive is a substance, “the intended use of which results or may reasonably be expected to result, directly or indirectly, either in their becoming a component of food or otherwise affecting the characteristics of food.” Food additives require premarket approval under the 1958 Food Additive Amendments to the FDCA as administered by FDA. However, in enacting those amendments, Congress recognized that many substances intentionally used in a manner whereby they are added to food would not require a formal premarket review by FDA to assure their safety, either because their safety had been established by a long history of use in food or by virtue of the nature of the substances, their customary or projected conditions of use, and the information generally available to scientists about the substances. Congress thus excluded from the definition of “food additive” substances that are generally recognized, among qualified experts, as having been adequately shown through scientific procedures to be safe under the conditions of their intended use, or GRAS.

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

  Storm water – all facilities are inspected annually and must comply with an approved storm water plan to protect water supplies.

SUNOPTA INC.	17	December 31, 2016 10-K

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

In Canada, the sale of food is currently regulated under various federal and provincial laws, principally the federal Food and Drugs Act (“FADA”), Canada Agricultural Products Act (“CAPA”), and the Canadian Environmental Protection Act, 1999 (“CEPA”), along with their supporting regulations. Some of the key Canadian regulatory instruments include but are not limited to the following:

  Food and Drug Regulations (under the FADA) – food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labeling, advertising and marketing, and licensing requirements. New requirements regarding nutrition and ingredient labelling and food colour were introduced on December 14, 2016. To the extent the new labelling requirements apply to products manufactured and sold by the Company, we will have a five-year transitional period to adopt them. Amendments dealing with food colour specifications and the removal of synthetic colour certification requirements came into effect immediately.

  Organic Products Regulations, 2009 (“OPR”) (under the CAPA) – the OPR require mandatory certification to the revised national organic standard for agricultural products that are to be represented as organic in international and inter- provincial trade, or that bear the federal organic agricultural product legend (or federal logo). Except for certain exceptions and conditions, a U.S.-Canada Organic Equivalence Arrangement is currently in place whereby agricultural products produced and processed in conformity with the USDA National Organic Program are considered to be equivalent to the requirements of the OPR.

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

  Canada Food Inspection Agency Act (“CFIAA”) – the CFIAA grants power to the Canadian Food Inspection Agency (the “CFIA”), which is tasked with the administration and enforcement of certain Canadian food legislation. Under the CFIAA, the CFIA has the power to recall certain products if the Minister believes that such product poses a risk to the public, animal or plant health.

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

In January, 2017, the Government of Canada published the second version of its proposed Safe Food for Canadians Regulations (“SFCR”) under the authority of the Safe Food for Canadians Act (“SFCA”). Publication of the SFCR was accompanied by a 90-day public consultation period. If and when they become effective, the SFCR will consolidate 13 existing Canadian regulations and the food labelling provisions of the CPLA, and thereby establish a comprehensive set of regulations which govern all food sectors subject to CFIAA oversight, including federally registered sectors and food that is destined for import, export or interprovincial trade. Principal elements of the SCFR which are likely to impact the Company include licensing requirements for the import, export and interprovincial trade of food, traceability requirements, reporting requirements and timelines, preventative controls, an export certificate request process, prescribed container sizes and weights for certain products, labelling regulations and standards of identity and expansion of organic certification to service providers and additional products. The licensing requirements will be immediate for sectors such as meat, eggs and other previously federally registered sectors and up to three years for other sectors.

SUNOPTA INC.	18	December 31, 2016 10-K

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

SUNOPTA INC.	19	December 31, 2016 10-K

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

We also rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain technologies and processes. Even with these steps taken, our outside partners and contract manufacturers could gain access to our proprietary technology and confidential information. All employees are required to adhere to internal policies, which are intended to further protect our technologies, processes and trade secrets.

PROPERTIES

We operate 24 processing facilities in 8 U.S. states, as well as Canada, Mexico, the Netherlands, Bulgaria, and Ethiopia. In addition, we also own and lease a number of office and distribution locations in the U.S., Canada, Mexico, the Netherlands, Ethiopia, France and China, and lease and utilize public warehouses to satisfy our storage needs. We also lease farmland that we sublease to fruit growers. For more details see Item 2. Properties, elsewhere in this report.

ENVIRONMENTAL HAZARDS

We believe that, with respect to both our operations and real property, we are in material compliance with environmental laws at all of our locations.

EMPLOYEES

As at December 31, 2016, we had a total of approximately 2,000 full-time employees (January 2, 2016 – 2,100, which included 270 employed at Opta Minerals). We also employ up to 2,000 seasonal employees in the U.S. and Mexico during peak fruit seasons each year. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

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

Risks Related to Our Ongoing Operational Review and Significant Investors

We are conducting a thorough review of the Company’s operations, management and governance. Both the process of conducting this review and its outcome and implementation could pose a number of risks that could have an adverse impact on our business, financial condition or results of operations

We are conducting a thorough review of our operations, management and governance in partnership with representatives of Oaktree. Among other things, the Board has committed to a further review of governance and leadership with a particular focus on continuing to add independent directors with significant expertise in the food industry and continuing to ensure that we have the management resources to implement our strategy and the action items that emerge from our operational review. We are also implementing a number of operational actions to improve our profitability and streamline our operations for long-term success. These actions may include rationalization or consolidation of certain of our operations or facilities, reinvestment in certain of our operations or facilities, investments in personnel, processes and tools, as well as other cost saving initiatives. These actions could consume capital resources and could also give rise to impairment and other restructuring charges that would be both cash and non-cash in nature, and these charges could be material.

SUNOPTA INC.	20	December 31, 2016 10-K

We have not yet finalized our review, but you should be aware that we may decide to take actions with a material impact on our operations, strategy, governance, management and future prospects. In 2016, we announced the closures of our San Bernardino, California juice facility and Heuvelton, New York soy extraction facility, resulting in the write-down of related assets amounting to $11.5 million. Certain actions that we take may lead to additional write-downs of assets and/or charges in future periods. In addition, we cannot predict whether the actions we take will achieve our goals of improving our profitability and financial performance and delivering long-term value to our shareholders. Our ongoing review could expose us to a number of other risks, including the following:

  distraction of management;

  difficulties in hiring, retaining and motivating key personnel as a result of uncertainty generated by the review and the implementation of any resulting recommendations;

  difficulties in maintaining relationships or arrangements with customers, suppliers and other third parties; and

  increases in general and administrative expenses associated with the need to retain and compensate business and recruiting consultants and other advisors.

Further, we do not intend to discuss or disclose further developments during this review process unless and until the Board has approved a specific action. Accordingly, speculation regarding any developments related to the review of our operations, management and governance and perceived uncertainties related to our future could cause our stock price or the price of our debt to fluctuate significantly.

The occurrence of any one or more of the above risks could have an adverse impact on our business, financial results, liquidity and financial condition.

Our significant investors may have interests that conflict with those of our debtholders and other stakeholders

Under the agreements executed in connection with our strategic partnership with Oaktree, Oaktree initially may acquire common stock of SunOpta Inc. representing up to 19.99% of SunOpta Inc.’s outstanding common stock. This percentage may be increased to 27% under certain circumstances, subject to shareholder approval.

Oaktree has nominated two members of the Board and is entitled to designate two nominees for election to the Board so long as it beneficially owns or controls at least 11.1% of SunOpta Inc.’s common stock on an as-exchanged basis. If Oaktree beneficially owns or controls less than 11.1% but more than 5% of SunOpta Inc.’s common stock on an as-exchanged basis, it will be entitled to designate one nominee. In addition, Engaged Capital has nominated one member of our Board.

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

SUNOPTA INC.	21	December 31, 2016 10-K

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

Risks Related to Our Business

Product liability suits, recalls and threatened market withdrawals, could have a material adverse effect on our business

Many of our products are susceptible to harmful bacteria, and the sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties, faulty packaging materials, product contamination, or spoilage. Under certain circumstances, we or our customers may be required to recall or withdraw products, which may lead to a material and adverse effect on our business, financial condition or result of operations. Our customers may also voluntarily recall or withdraw a product we manufactured or packaged, even without consulting us, which could increase our potential liability and costs and result in lost sales. A product recall or withdrawal could result in significant losses due to the costs of the recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. In addition, we could be forced to temporarily close one or more production facilities. Even if a situation does not necessitate a recall or market withdrawal, product liability claims might be asserted against us. If a product recall or withdrawal were to lead to a decline in sales of a similar or related product sold by a customer or other third party, that party could also initiate litigation against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image.

For example, on July 29, 2016, one of our wholly-owned subsidiaries agreed to pay $5.0 million in cash and up to $4.0 million in rebates to one of our customers to settle litigation filed by the customer in connection with a voluntary recall of certain pouch products manufactured at our subsidiary’s Allentown, Pennsylvania facility.

On May 3, 2016, we announced a voluntary recall of certain sunflower kernel products produced at our Crookston, Minnesota facility that have the potential to be contaminated with Listeria monocytogenes bacteria, and a number of our customers initiated recalls of their products that contain the affected sunflower kernels as an ingredient or component. While we have recognized estimated losses of $40.0 million related to this recall, we may need to revise our estimates to be materially larger as we continue to work with our customers to substantiate the claims received to date and any additional claims that may be received. We may also incur costs that are significantly greater than our previous estimates. These revisions of our estimated losses and costs may occur at any time as we continue this process.

Additionally, these losses do not reflect costs associated with the interruption of production at the Crookston facility for the period from April 21, 2016 to the time regular production resumed on or about May 15, 2016, subject to a positive release protocol, or the costs to put into place corrective and preventive actions at our roasting facilities. Our remediation efforts are ongoing, and we expect to continue to incur related costs, which may be material. Further, we are currently unable to estimate the full impact that this recall may have on our future sales of sunflower products or on our ongoing relationships with our customers. The recall may cause us to lose future revenues from, or relationships with, one or more material customers, and the impact of the recall could affect our customers’ willingness to continue to purchase other unrelated products from us or could hinder our ability to grow our business with those customers. We may not be able to determine the full extent of the losses related to the recall for some time and certain factors impacting these losses, such as our customers’ processes for developing their claims, the timing of submission of any such claims and the terms of our customers’ insurance policies and related coverage, are beyond our control.

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

SUNOPTA INC.	22	December 31, 2016 10-K

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

Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices, and breach of state consumer protection statutes (such as Proposition 65 in California). The FTC and/or state attorneys general may bring legal action that seeks removal of a product from the marketplace, and impose fines and penalties. Even when not merited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition or results of operations.

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

  the purchasing, harvesting, transportation and warehousing of seeds, grain and other products;

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

In addition, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as “certified organic”, and we currently manufacture a number of organic products that are covered by these regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our “organic” certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our “organic” certifications could materially and adversely affect our business, financial condition or results of operations.

SUNOPTA INC.	23	December 31, 2016 10-K

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

We may require additional capital to maintain current growth rates, which may not be available on favorable terms or at all

We have grown via a combination of internal growth and acquisitions requiring available financial resources. Our ability to raise capital, through equity or debt financing, is directly related to our ability to both continue to grow and improve returns from our operations. Debt or equity financing may not be available to us on favorable terms or at all. In addition, any future equity financing would dilute our current shareholders and may result in a decrease in our share price if we are unable to realize adequate returns. We will not be able to maintain our growth rate and/or acquire complementary businesses within the natural and organic food industries without continued access to capital resources.

Impairment charges in goodwill or other intangible assets could adversely impact our financial condition and results of operations

As a result of business acquisitions, a significant portion of our total assets is comprised of intangible assets and goodwill. We are required to perform impairment tests of our goodwill and other intangible assets annually, or at any time when events occur that could affect the value of these assets. We may engage in additional acquisitions, which could result in our recognition of additional intangible assets and goodwill. If the financial performance of the acquired businesses is not as strong as we anticipate, we could be required to record significant impairments to intangible assets and/or goodwill, which could materially and adversely impact our business, financial condition and results of operations.

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

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business and our results of operations. One of our customers accounted for approximately 11% of revenues for the year ended December 31, 2016. We do not expect to receive the same level of revenue from this customer in 2017, which could adversely affect our total revenues for the year. The loss or cancellation of business with any of our other larger customers could materially and adversely affect our business, financial condition or results of operations.

SUNOPTA INC.	24	December 31, 2016 10-K

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

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex. We rely on suppliers for our raw materials and for the manufacturing, processing, packaging and distribution of many of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Additionally, many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall, which could have a material and adverse effect on our business, financial condition or results of operations.

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

Part of our supply source also depends in part on a seasonal temporary workforce comprised primarily of migrant workers. Changes in immigration laws or policies that discourage migration to the U.S. and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to immigrate to or migrate throughout the U.S. could adversely affect the migrant worker population and reduce the workforce available for farms and production facilities in the U.S. Additionally, increased competition from other industries for migrant workers could increase our costs and adversely affect our business, financial condition or results of operations.

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

SUNOPTA INC.	25	December 31, 2016 10-K

An increase in our cost of sales resulting from an increase in the price of raw materials and energy could have a material and adverse effect on our business, financial condition or results of operations.

SUNOPTA INC.	26	December 31, 2016 10-K

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

A significant portion of our fruit supply is sourced from California, which continued to experience severe drought conditions for the fifth consecutive year in 2016 due to extremely low levels of rainfall. Such conditions have resulted in lost crops as well as increased water costs for growers in California. In particular, we depend on growers in California for strawberries. In January 2014, a drought state of emergency was declared in California and, among other actions, legislation was passed requiring monitoring of groundwater pumping, which limits the amount of groundwater for which farmers can drill. Strawberry growers are largely dependent on well water, and diminishing groundwater resources could lead to a reduced strawberry supply. In April 2015, statewide mandatory water conservation measures were imposed in California, including increased water use reporting by agricultural water users, enhancing the state’s ability to enforce against diversions and unreasonable use of water in an effort to curtail wasteful water practices in agricultural fields. Although the drought conditions in California significantly improved in late 2016 and early 2017, the mandatory water conservation measures remain in place. While farms have been largely exempted from the strict water conservation measures imposed statewide, which have mostly targeted urban water use, a worsening of drought conditions could lead to more restrictive measures aimed at the agricultural industry. Recurring drought conditions and existing and future water conservation laws could negatively impact the agricultural industry in California and have a material adverse effect on our business, financial condition or results of operations.

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

SUNOPTA INC.	27	December 31, 2016 10-K

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

SUNOPTA INC.	28	December 31, 2016 10-K

The failure of any patents, trademarks, trade secrets or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could result in lower sales or gross margins.

Changes in laws or regulations governing foreign trade or taxation could adversely affect our business

Changes in governmental laws or regulations affecting foreign trade or taxation, or the introduction of new laws or regulations, may have a direct or indirect effect on our business or those of our customers or suppliers. Such changes could increase the costs of doing business for the Company, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected.

On January 20, 2017, Donald J. Trump was inaugurated as the President of the United States. President Trump has expressed an intention to change existing trade agreements, such as the North American Free Trade Agreement (“NAFTA”). Any changes to NAFTA could impact our Mexican and Canadian operations. President Trump has also indicated an intention to request that Congress make significant changes to U.S. tax laws. Changes in U.S. political, regulatory and economic conditions or laws and policies governing U.S. tax laws and foreign trade with countries where we or our customers operate, in particular Canada, Mexico and Europe, could adversely affect our operating results and our business.

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

We are subject to substantial environmental regulation and policies

We are, and expect to continue to be, subject to substantial federal, state, provincial and local environmental regulation. Some of the key environmental regulations to which we are subject include air quality regulations of the EPA and certain city/state/provincial air pollution control groups, waste treatment/disposal regulations, sewer regulations under agreements with local city sewer districts, regulations governing hazardous substances, storm water regulations and bioterrorism regulations. For a more detailed summary of the environmental regulations and policies to which we are subject, see “Item 1. Business—Regulation” of this report. Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, storm water discharge, solid waste, land spreading and hazardous waste.

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

Climate change laws could have an impact on our financial condition and results of operations

Legislative and regulatory authorities in the U.S., Canada and internationally will likely continue to consider numerous measures related to climate change and greenhouse gas emissions. In order to produce, manufacture and distribute our products, we and our suppliers use fuels, electricity and various other inputs that result in the release of greenhouse gas emissions. Concerns about the environmental impacts of greenhouse gas emissions and global climate change may result in environmental taxes, charges, regulatory schemes, assessments or penalties, which could restrict or negatively impact our operations, as well as those of our suppliers, who would likely pass all or a portion of their costs along to us. We may not be able to pass any resulting cost increases along to our customers. Any enactment of laws or passage of regulations regarding greenhouse gas emissions or other climate change laws by the U.S., Canada or any other international jurisdiction where we conduct business could materially and adversely affect our business, financial condition and results of operations.

SUNOPTA INC.	29	December 31, 2016 10-K

Fluctuations in exchange rates, interest rates and commodity prices could adversely affect our business, financial condition, results of operations or liquidity

We are exposed to foreign exchange rate fluctuations as our non-U.S.-based operations are translated into U.S. dollars for financial reporting purposes and we also sell product in currencies that are different from the currency used to purchase materials, or process finished goods. We are exposed to changes in interest rates as a significant portion of our debt bears interest at variable rates. We are exposed to price fluctuations on a number of commodities as we hold inventory and enter into transactions to buy and sell products in a number of markets. Additional qualitative and quantitative disclosures about these risks can be found in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” of this report. As a result of these exposures, fluctuations in exchange rates, interest rates and certain commodities could adversely affect our business, financial condition, results of operations or liquidity.

Our international operations expose us to additional risks

We source our products from numerous suppliers and growers from around the world. Outside of the U.S. and Canada, we have processing, packaging and warehousing facilities in Mexico, Europe, Africa and Asia. Our international operations and customers expose us to certain risks inherent in doing business abroad, including:

  exposure to local economic conditions, expropriation and nationalization, foreign exchange rate fluctuations and currency controls;

  withholding and other taxes on remittances and other payments by subsidiaries;

  investment restrictions or requirements;

  export and import restrictions;

  compliance with anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

  compliance with export controls and economic sanctions laws;

  increases in working capital requirements related to long supply chains; and

  disruptions in our supply chain from unforeseen events, such as natural disasters, terrorism and political and civil unrest.

For example, we have significant operations in Mexico, including a facility in the State of Michoacán, near areas where there have been incidents of unrest, which may heighten the risks of our international operations described above.

As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business, financial condition and results of operations. In addition, any acquisition of businesses with operations outside of the U.S. and Canada may exacerbate this risk.

A significant portion of our assets and certain of our executive officers and directors are located outside of the U.S.; it may be difficult to effect service of process and enforce legal judgments upon us and certain of our executive officers and directors

A significant portion of our assets and certain of our executive officers and directors are located outside of the U.S. As a result, it may be difficult to effect service of process within the U.S. and enforce judgment of a U.S. court obtained against us or our executive officers and directors. Particularly, our stakeholders may not be able to:

  effect service of process within the U.S. on us or certain of our executive officers and directors;

  enforce judgments obtained in U.S. courts against us or certain of our executive officers and directors based upon the civil liability provisions of the U.S. federal securities laws;

SUNOPTA INC.	30	December 31, 2016 10-K

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

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations

Our level of indebtedness could adversely affect our business, financial condition or results of operations, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes. In addition, we will have to use a substantial portion of our cash flow to pay principal, premium (if any) and interest on our indebtedness which will reduce the funds available to us for other purposes. If we do not generate sufficient cash flows to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our level of indebtedness will also make us more vulnerable to economic downturns and adverse industry conditions, and may compromise our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors.

Our debt and equity agreements restrict how we may operate our business, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan

The agreements governing our debt and preferred equity instruments contain restrictive covenants that limit the discretion of our management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to obtain additional debt financing, to create other liens, to complete a merger, amalgamation or consolidation, to make certain distributions or make certain payments, investments and guarantees and to sell or otherwise dispose of certain assets. These restrictions may hinder our ability to execute on our growth strategy or prevent us from implementing parts of our business plan.

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

Our business could be materially and adversely affected if we are unable to meet the financial covenants of the Global Credit Facility

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

Risks Related to Business Acquisitions and Divestures

We may not be able to effectively manage our growth and integrate acquired companies

From time to time we may pursue acquisition opportunities that are consistent with our overall growth strategy. In 2015, we completed the Sunrise Acquisition, which was the largest acquisition in the history of our company. Our ability to effectively integrate Sunrise, as well as other past or future business acquisitions, including our ability to realize potentially available marketing opportunities and cost savings in a timely and efficient manner will have a direct impact on our future results. We may encounter problems in connection with the integration of any new businesses, such as challenges relating to the following:

SUNOPTA INC.	31	December 31, 2016 10-K

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

  difficulty with personnel and loss of key employees;

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

Business acquisitions could result in unexpected disruptions of our business

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

SUNOPTA INC.	32	December 31, 2016 10-K

The possible future divestiture of businesses could impact our profitability

We may, from time to time, divest businesses that are no longer a strategic fit or no longer meet our growth or profitability targets. Our profitability may be impacted by gains or losses on the sales of such businesses, or lost operating income or cash flows from such businesses. Additionally, we may be required to record asset impairment or restructuring charges related to divested businesses, or indemnify buyers for liabilities, which may reduce our profitability and cash flows. We may also not be able to negotiate such divestitures on terms acceptable to us. Such potential divestitures will require management resources and may divert management’s attention from our day-to-day operations. If we are not successful in divesting such businesses, our business could be harmed.

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

  organizational and personnel changes;

  interruption in operations at our facilities;

  product recalls or market withdrawals;

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

  mergers, acquisitions and/or divestitures, either by us or key competitors;

  changes in key personnel;

  strategic partnerships or arrangements;

  litigation and governmental inquiries;

  changes in governmental regulation and policy;

  patents or proprietary rights;

SUNOPTA INC.	33	December 31, 2016 10-K

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

Our debt instruments restrict, and our future debt instruments may restrict, our ability to pay dividends to our shareholders, and we do not currently intend to pay any cash dividends on our common shares in the foreseeable future; therefore, our shareholders may not be able to receive a return on their common shares until their shares are sold

We have never paid or declared any cash dividends on our common shares. We do not anticipate paying any cash dividends on our common shares in the foreseeable future because, among other reasons, we currently intend to retain any future earnings to finance the growth of our business. In addition, the covenants included in our debt instruments, and the covenants to be included in our future debt instruments may restrict our ability to receive cash from our subsidiaries and pay dividends on our common shares. The future payment of dividends will be dependent on factors such as these covenant restrictions, cash on hand, or achieving and maintaining profitability, the financial requirements to fund growth, our general financial condition and other factors the Board may consider appropriate in the circumstances. Until we pay dividends, which we may never do, our shareholders will not receive a return on their common shares until their shares are sold.

The future issuance of additional common shares in connection with the exchange of convertible preferred stock, exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities could dilute the value of our common shares

We have unlimited common shares authorized but unissued. Our articles of amalgamation authorize us to issue these common shares, and we may also issue options, rights, warrants and appreciation rights relating to common shares for consideration and on terms and conditions established by the Board in its sole discretion.

The exchange of convertible preferred stock, exercise of stock-based awards, participation in our employee stock purchase plan, and issuance of additional securities in connection with acquisitions or otherwise could result in dilution in the value of our common shares and the voting power represented thereby. Furthermore, to the extent common shares are issued pursuant to the exchange of convertible preferred stock, exercise of stock-based awards, participation in our employee stock purchase plan and issuance of additional securities, our share price may decrease due to the additional amount of common shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others, which could place further downward pressure on our share price. Moreover, the holders of our stock options may hedge their positions in our common shares by short selling our common shares, which could further adversely affect our stock price.

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

Item 1B. Unresolved Staff Comments

None.

SUNOPTA INC.	34	December 31, 2016 10-K

Item 2. Properties

The following table lists the location, description, ownership and segment of our principal properties:

Location	Facility Description	Owned/ Leased	Lease Expiry Date
Mississauga, Ontario(1)	Corporate head office	Leased	June 2021
Edina, Minnesota(1)	Corporate administrative office and Consumer Products head office	Leased	September 2022
Hope, Minnesota(2)	Grain processing and Raw Material Sourcing and Supply head office	Owned
Breckenridge, Minnesota(2)	Grain processing and distribution	Owned
Moorhead, Minnesota(2)	Grain processing and distribution	Owned
Crookston, Minnesota(2)	Grain processing, warehouse and distribution	Owned
Grace City, North Dakota(2)	Grain processing, warehouse and distribution	Owned
Wahpeton, North Dakota(2)	Grain processing, warehouse and distribution	Owned
Wahpeton, North Dakota(2)	Grain storage	Owned
Blooming Prairie, Minnesota(2)	Grain storage	Owned
Ellendale, Minnesota(2)	Grain storage	Owned
Scotts Valley, California(2),(3)	Sales and administrative office	Leased	February 2021
Amsterdam, The Netherlands(2)	Sales and International Sourcing and Supply head office	Leased	October 2022
Middenmeer, The Netherlands(2)	Cocoa processing	Leased	December 2017
Cavaillon, France(2)	Sales office	Leased	July 2022
Dalian, China(2)	Storage	Leased	November 2024
Dalian, China(2)	Sales office	Leased	December 2024
Addis Ababa, Ethiopia(2)	Coffee processing and warehouse	Leased	March 2018
Humera, Ethiopia(2)	Grain processing, warehouse and storage	Leased	May 2017
Silistra, Bulgaria(2)	Grain processing	Owned
Varna, Bulgaria(2)	Sales and administrative office	Leased	July 2019
Heuvelton, New York(2)(4)	Ingredient processing	Owned
Cresco, Iowa(2)	Grain milling	Owned
South Gate, California(3)	Fruit ingredient processing, warehouse and distribution	Leased	June 2020
Alexandria, Minnesota(3)	Aseptic processing and packaging	Owned
Alexandria, Minnesota(3)	Ingredient processing	Owned
Alexandria, Minnesota(3)	Storage	Owned
Modesto, California(3)	Aseptic processing and packaging	Leased	May 2019
San Bernardino, California(3)(5)	Beverage processing, warehouse and distribution	Leased	February 2020
Allentown, Pennsylvania(3)	Resealable pouch and aseptic beverage processing, packaging and distribution	Leased	April 2027
Allentown, Pennsylvania(3)	Warehouse	Leased	November 2025
Omak, Washington(3)	Fruit snack processing, warehouse and distribution	Leased	May 2017
Carson City, Nevada(3)	Nutrition bar processing, warehouse and distribution	Leased	December 2020
St. David’s, Ontario(3)	Fruit snack processing, warehouse and distribution	Leased	December 2020
Edwardsville, Kansas(3)	Frozen fruit processing, warehouse and distribution	Owned
Oxnard, California(3)	Frozen fruit processing, warehouse and distribution	Owned
Oxnard, California(3)	Frozen fruit processing, warehouse and distribution	Leased	September 2017
Santa Maria, California(3)	Frozen fruit processing, warehouse and distribution	Leased	December 2017
Placentia, California(3)	Sales and administration office	Leased	January 2019
Jacona, Mexico(3)	Frozen fruit processing, warehouse and distribution	Owned

(1)	Included in Corporate Services.

(2)	Included in Global Ingredients.

(3)	Included in Consumer Products.

(4)	Heuvelton, New York, facility was closed on January 10, 2017.

(5)	San Bernardino, California, facility was closed on December 28, 2016.

SUNOPTA INC.	35	December 31, 2016 10-K

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

From time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of certain legal proceedings, see note 21 of the consolidated financial statements included elsewhere in this report.

Item 4. Mine Safety Disclosures

Not Applicable.

SUNOPTA INC.	36	December 31, 2016 10-K

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

	NASDAQ		TSX
	High	Low	High	Low
	$	$	C$	C$
Fiscal 2016
First quarter	6.77	4.12	9.88	5.38
Second quarter	5.69	3.16	7.18	4.14
Third quarter	7.17	4.22	9.39	5.47
Fourth quarter	7.70	5.73	10.09	7.58

Fiscal 2015
First quarter	12.04	9.34	15.05	11.67
Second quarter	11.61	9.69	14.25	11.78
Third quarter	11.39	4.50	14.91	5.98
Fourth quarter	7.40	4.61	9.88	6.04

As at December 31, 2016, we had approximately 450 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financial agreements to which we are then a party and other factors considered relevant by our board of directors. Additionally, the terms of our existing debt instruments include covenants that restrict our ability to pay dividends to shareholders. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

Equity Compensation Plan Information

The following table provides information as at December 31, 2016 with respect to our common shares that may be issued under existing equity compensation plans.

Number of
	Securities to be	Weighted-	Number of Securities
	Issued Upon	Average Exercise	Remaining Available for
	Exercise of	Price of	Future Issuance Under
	Outstanding	Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants, and	Warrants and	Securities Reflected in
	Rights	Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders:
Stock incentive plans	4,579,850	$7.12	1,554,218
Employee share purchase plan	N/A	N/A	1,173,960
Total	4,579,850	$7.12	2,728,178

SUNOPTA INC.	37	December 31, 2016 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of f the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 31, 2011.

	2011	2012	2013	2014	2015	2016
SunOpta Inc.	100.00	116.80	207.68	245.85	141.91	146.27
Nasdaq Industrial Index	100.00	119.70	171.35	174.76	189.15	205.00
S&P/TSX Composite Index	100.00	104.00	113.94	122.39	108.82	127.88

Assumes that $100.00 was ivested in our common shares and in each idex on December 31, 2011.

SUNOPTA INC.	38	December 31, 2016 10-K

Item 6. Selected Financial Data

The following information has been derived from financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with the consolidated financial statements and related notes thereto prepared in accordance with U.S. GAAP contained in Item 8 of this report, as well as the discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	2016	2015(1)	2014	2013(2)	2012
	$	$	$	$	$

Revenues	1,346,731	1,145,134	1,102,745	998,660	916,892
Earnings (loss) from continuing operations attributable to SunOpta Inc.	(50,618)(3)	(2,996)	19,295(4)	(8,396) (5)	17,118
Basic earnings (loss) per share from continuing operations	(0.61)	(0.04)	0.29	(0.13)	0.26
Diluted earnings (loss) per share from continuing operations	(0.61)	(0.04)	0.28	(0.13)	0.26
Total assets	1,129,558	1,219,203	640,950	705,935	707,310
Bank indebtedness	201,494	159,773	78,454	126,274	120,312
Long-term debt (including current portion)	231,087	322,995	4,581	6,139	7,066
Long-term liabilities (including current portion)	20,854	23,052	1,086	3,205	5,457

(1)

Includes the results of operations of Sunrise Holdings (Delaware), Inc. (acquired October 9, 2015), Niagara Natural Fruit Snack Company Inc. (acquired August 11, 2015) and Citrusource, LLC (acquired March 2, 2015) from the respective dates of acquisition.

(2)	Includes the results of operations of Organic Land Corporation OOD (acquired December 31, 2012) from the date of acquisition.

(3)

Includes a charge for the impairment of goodwill associated with the sunflower reporting unit of $17.5 million, as well as a charge of $13.3 million for the impairment of long-lived assets associated with the closure of facilities located in San Bernardino and Buena Park, California and Heuvelton, New York.

(4)	Includes a charge for the impairment of investment of $8.4 million, as well as a gain on disposal on assets of $1.3 million.

(5)	Includes a charge for the impairment of investment of $21.5 million.

SUNOPTA INC.	39	December 31, 2016 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal year ended December 31, 2016 and includes information available to March 2, 2017, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the consolidated financial statements included elsewhere in this report.

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

Overview

The composition of our reportable segments is as follows:

  Global Ingredients aggregates our North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.

  Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes individually quick frozen (“IQF”) fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks includes fruit snacks; nutritional and protein bars; and resealable pouch products.

For a more detailed description of our operating groups and their businesses, please see the “Business” section at Item 1 of this Form 10-K.

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2016 and 2015 were each 52-week periods ending on December 31, 2016 and January 2, 2016, respectively, whereas fiscal year 2014 was a 53-week period ending on January 3, 2015. Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for fiscal year 2014 was insignificant relative to the fiscal years 2016 or 2015.

SUNOPTA INC.	40	December 31, 2016 10-K

Recent Developments

Strategic Review

On June 27, 2016, we announced that we had engaged external financial and legal advisors to review our operating plan and to evaluate a range of strategic and financial actions that we could undertake to maximize shareholder value. The strategic review arose out of discussions with our largest shareholders, some of which had advocated that we examine value maximization strategies. We also announced that we had engaged a global executive search firm to assist in identifying candidates who could add additional operating, industry and capital markets experience and expertise to our Board of Directors (the “Board”). The strategic review was concluded on October 7, 2016 with our announcement of a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”).

On October 7, 2016, Oaktree invested $85.0 million in cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of our wholly-owned subsidiary, SunOpta Foods Inc. (“SunOpta Foods”). The shares of Preferred Stock are exchangeable into common shares of SunOpta Inc. in accordance with certain terms and conditions. Net proceeds from the issuance of the Preferred Stock were used to repay $79.0 million of borrowings made under our second lien loan agreement.

Value Creation Plan

We are conducting, with the assistance of Oaktree, a thorough review of our operations, management and governance, with the objective of maximizing our ability to deliver long-term value to our shareholders. Through this review, management and the Board have developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The statements we make below about the expected results of the Value Creation Plan, including expected improvements in earnings, earnings before income taxes, depreciation and amortization (“EBITDA”), working capital efficiencies, and expected cash flows, are forward-looking statements. See “Forward-Looking Statements” above. EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations and our ability to generate cash flows to fund our cash requirements, including debt service and capital expenditures.

We are currently targeting implementation of $30 million of productivity-driven annualized EBITDA enhancements and $20 million of working capital efficiencies, to be implemented over the coming 12 to 18 months. In the near-term, these benefits are expected to be offset by structural investments we are making in the areas of quality, sales, marketing, operations and engineering resources. Additionally, during 2017 we anticipate incurring non-structural third-party consulting support, severance, and recruiting costs. The plan also calls for increased investment in capital upgrades at several manufacturing facilities to enhance food safety and manufacturing efficiencies. Over time, we expect these investments to yield additional improvement in EBITDA beyond the $30 million of initial productivity-driven savings. Recent progress on each of the four pillars of the Value Creation Plan is highlighted below.

Portfolio Optimization

The focus of the portfolio optimization pillar is to simplify the business, investing where structural advantages exist, while exiting businesses or product lines where we are not effectively positioned. During the fourth quarter of 2016, we announced the closing of our San Bernardino, California, juice facility, which is expected to be $4 million accretive to EBITDA in 2017. Following that initial announcement, we continued to evaluate our portfolio which resulted in the following additional actions:

SUNOPTA INC.	41	December 31, 2016 10-K

  Closure of our soy extraction (ingredient) facility in Heuvelton, New York, transferring production to our Alexandria, Minnesota facility.

  Exited certain varieties of specialty soy and sunflower, as well as frozen edamame.

  Exited a non-core vegetable brokerage operation.

  Launched a global organic ingredients portfolio strategy review, which is identifying incremental large ingredient categories for further investment. The incremental growth opportunities include new geographies, new products and new processing capabilities.

During the fourth quarter of 2016, we recognized non-cash impairment charges of $1.2 million associated with the Heuvelton facility closure, and $3.4 million of inventory and other reserves to reflect the exit of non-core business lines. We intend to continue to proactively manage our business portfolio to identify opportunities to drive EBITDA growth.

Operational Excellence

The focus of the operational excellence pillar is to ensure food quality and safety, coupled with improved operational performance and efficiency. These efforts are expected to generate productivity improvements in manufacturing, procurement and logistics. With the assistance of third-party consulting support, we have identified a number of broad-based savings opportunities to be implemented and realized over 2017 and 2018. Recent activities include:

  Launched network-wide upgrades to worker safety and food quality programs, with the goal of becoming the leader in safety and quality across the healthy food industry.

  Launched a productivity enhancement program that is systematically evaluating all manufacturing facilities, supply chain, and procurement processes to identify productivity cost savings. As a result of these efforts, we are targeting $30 million in annualized EBITDA improvements to be implemented over the next 12 to 18 months.

  Rolled out the “SunOpta Plant Management System”, which consists of a standardized set of operating processes, key performance indicators, and continuous improvement methodologies that will provide improved consistency and productivity performance across the manufacturing network.

  Launched a working capital optimization program that is targeting $20 million of cash flow enhancements.

Go-to-Market Effectiveness

The focus of the go-to-market effectiveness pillar is to optimize customer and product mix in existing sales channels, and identify and penetrate new high-potential sales channels. We expect efforts under this pillar to improve revenue growth and profitability over time. Early in 2017, we re-aligned our go-to-market approach, hiring key talent to lead foodservice and retail sales, as well as adding new marketing resources. We also launched a sales force effectiveness program that has already started to generate results. Recent highlights include:

  Hired a new Senior Vice President of Foodservice Sales and a Senior Vice President of Beverages and Snacks.

  Secured new business wins in Healthy Beverage, Healthy Fruit and Global Ingredients.

  Selectively adjusted pricing to enhance margins.

Process Sustainability

The focus of process sustainability is to ensure we have the infrastructure, systems and skills to sustain the business improvements and value captured from the Value Creation Plan. In February 2017, we executed an organizational redesign focused on streamlining and simplifying the business, investing in systems and processes to ensure each function has the tools in place to achieve our goals. Recent initiatives include:

  Developed a plan to increase capital engineering, plant engineering, and process engineering capabilities that is targeted to enhance food safety, product flow and productivity performance.

  Created a centralized Consumer Products supply chain team to manage sales and operations planning (“S&OP”), warehousing and distribution.

  Launched a comprehensive S&OP program to improve supply/demand planning, which is expected to reduce inventory while improving customer service.

  Initiated a program to push centralized cost accounting resources into manufacturing facilities to improve the accuracy of manufacturing-related financial data.

SUNOPTA INC.	42	December 31, 2016 10-K

Governance and Management Transitions

Effective February 6, 2017, David Colo was appointed President and Chief Executive Officer (“CEO”) of SunOpta. In conjunction with this appointment, Mr. Colo also became a member of the Board. On November 11, 2016, Hendrik Jacobs resigned from his positions as President, CEO, and director. Director Katrina Houde served as interim CEO prior to the appointment of Mr. Colo. Ms. Houde will continue her position on the Board following Mr. Colo’s appointment.

On October 7, 2016, we increased the size of the Board to nine directors and appointed two Oaktree-nominated independent directors, Dean Hollis and Al Bolles, Ph.D., to the Board. Also on October 7, 2016, Brendan Springstubb was appointed to the Board to replace Douglas Greene who resigned as a director. Mr. Springstubb is a Principal at Engaged Capital LLC, one of our largest shareholders. On October 9, 2016, Alan Murray stepped down from the Board and was replaced as Chair of the Board by Mr. Hollis.

On January 19, 2017, Gregg Tanner was appointed to the Board to fill the vacancy created by the resignation of director Jay Amato.

Rationalization of Soy and Juice Operations

On December 27, 2016, the Board approved the closure of our soy extraction facility in Heuvelton, New York. We determined that our ingredients processing facility in Alexandria, Minnesota, could absorb the production volume from the Heuvelton facility, while continuing to meet the needs of our customers. Based on the location and use of Heuvelton facility, we recorded an impairment loss of $1.2 million in the fourth quarter of 2016, to write down the carrying value of the associated long-lived assets to a nominal salvage value. The closure of the Heuvelton facility occurred on January 10, 2017.

In addition, one of our customers intends to move its private label soy- and rice-based aseptic beverage business to another supplier commencing in the second quarter of 2017. This business represented approximately 4% of the revenues from our Consumers Products segment and approximately 3% of our consolidated revenues for the year ended December 31, 2016.

On November 8, 2016, the Board approved the closure of our San Bernardino, California juice facility, after determining that it would be more beneficial to transfer our juice production from the facility to contract manufacturers with whom we have ongoing relationships, rather than make further capital investments in support of the bottling or extraction areas of the facility. These capital investments would have been necessary to satisfy packaging format changes demanded by the facility’s largest customer and to address shortfalls in contracting sufficient supply of raw citrus fruit for the upcoming season to allow for effective and efficient use of the facility’s extraction capabilities. In the third quarter of 2016, we recorded an impairment loss of $10.3 million to write down the carrying value of the long-lived assets associated with the facility. The closure of the San Bernardino facility occurred on December 28, 2016. On February 28, 2017, we incurred approximately $3.0 million of additional costs related to the early termination of equipment leases associated with the facility, which will be recognized in other expense in the first quarter of 2017.

Recall of Certain Roasted Sunflower Kernel Products

During the second quarter of 2016, we announced a voluntary recall of certain roasted sunflower kernel products produced at our Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. During the fourth quarter and last three quarters of 2016, we recognized estimated losses of $12.0 million and $40.0 million, respectively, related to this recall. Our estimates are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. We have general liability and product recall insurance policies with aggregate limits of $47.0 million under which we are expecting to recover recall-related costs, less applicable deductibles. For the fourth quarter and last three quarters of 2016, we recorded estimated insurance recoveries of $12.0 million and $39.4 million for the losses recognized to-date related to the recall. However, we may not recover amounts equal to the amount of the losses that have been or may be recognized if those losses exceed the coverage available or are excluded under the insurance policies.

As a result of the recall, we have experienced the loss of a number of customers, some of which we believe we can regain once remediation efforts are completed at our sunflower roasting facilities. In addition, we are implementing a series of new food safety and quality processes at these facilities that will require significant capital investment and will have an ongoing impact on the productivity of our roasting operations. Based on an assessment of the effect on future cash flows of lower anticipated sales demand and higher expected production and capital costs, we determined that the impact of the recall on the fair value of our sunflower reporting unit reflected an impairment of the associated goodwill, resulting in a $17.5 million charge recorded in the fourth quarter of 2016. Our assessment, however, determined that the carrying values of the property, plant and equipment and intangible assets of the sunflower reporting unit were recoverable as at December 31, 2016.

SUNOPTA INC.	43	December 31, 2016 10-K

For more information regarding the recall, see note 4 to the consolidated financial statements in Item 15 of this Form 10-K.

Settlement of Plum Dispute

On July 29, 2016, we entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Plum, PBC (“Plum”), Campbell Soup Company (“Campbell”), and various other parties. The Settlement Agreement resolved the disputed issues among the parties in connection with the litigation filed by Plum against our wholly-owned subsidiary, SunOpta Global Organic Ingredients, Inc. (“SGOI”), which arose out of a voluntary recall by Plum of certain products manufactured at our Allentown, Pennsylvania facility in 2013 (see Part I, Item 3 “Legal Proceedings” and note 21 to the consolidated financial statements in Item 15 of this Form 10-K).

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

Upon closing of the transaction, we received aggregate gross proceeds of $4.8 million (C$6.2 million), of which $3.2 million (C$4.2 million) was received in cash, with the remainder received in the form of a $1.5 million (C$2.0 million) subordinated promissory note bearing interest at 2.0% per annum that will mature on October 6, 2018. We incurred direct costs related to the sale of Opta Minerals of $0.8 million. The sale of our equity interest in Opta Minerals was consistent with our objective of divesting our non-core assets in order to become a pure-play healthy and organic foods company. We have no significant continuing involvement with Opta Minerals.

In the fourth quarter of 2015, we recognized a loss on classification of Opta Minerals as a discontinued operation held for sale of $10.5 million, or $7.7 million net of non-controlling interest, to write down the carrying value of Opta Minerals’ net assets to fair value less cost to sell based on estimated net proceeds on sale of approximately $4.5 million as at January 2, 2016. In the first quarter of 2016, we recognized a $0.6 million gain on classification as held for sale which reflected a $1.1 million decline in the carrying value of Opta Minerals’ net assets, partially offset by a $0.5 million reduction in the estimated net proceeds on sale. We have not recognized the results of operations or cash flows of Opta Minerals for the period from April 1, 2016 to the closing of the transaction on April 6, 2016, as these amounts were insignificant to our consolidated results of operations and cash flows. For more information regarding the sale of Opta Minerals, see note 3 to the consolidated financial statements in Item 15 of this Form 10-K.

Five-Year Global Revolving Asset-Based Credit Facility

On February 11, 2016, we entered into a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity (the “Global Credit Facility”), as described below under “Liquidity and Capital Resources”.

Acquisition of Sunrise Holdings (Delaware), Inc.

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

SUNOPTA INC.	44	December 31, 2016 10-K

In January 2016, we initiated the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition. Consequently, we transferred all production volume from our Buena Park, California facility into Sunrise’s facilities located in Kansas and California. In 2016, we recognized severance and rationalization costs of $2.4 million related to closure of the Buena Park facility and associated corporate office located in Cerritos, California.

Acquisition of Niagara Natural Fruit Snack Company Inc.

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

Acquisition of Citrusource, LLC

On March 2, 2015, we acquired Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S. We paid $13.3 million in cash at closing and we may pay additional consideration based on the incremental growth in Citrusource’s base business. The fair value of the total consideration transferred to acquire Citrusource was $31.7 million as at the acquisition date. The acquisition of Citrusource aligned with our strategy of growing our value-added consumer products portfolio. Citrusource has been included in the Consumer Products operating segment since the date of acquisition. For more information regarding the acquisition of Citrusource, see note 2 to the consolidated financial statements in Item 15 of this Form 10-K.

Sale of Fiber and Starch Business

On December 22, 2014, we completed the sale of our fiber and starch business (the “Fiber Business”) for $37.5 million, subject to certain closing adjustments. The Fiber Business included five facilities located in Louisville, Kentucky, Cedar Rapids, Iowa, Cambridge, Minnesota, Fosston, Minnesota, and Galesburg, Illinois, and was formerly part of the former Value Added Ingredients operating segment. We continue to operate both our integrated grain- and fruit-based ingredient businesses, which were not part of the sale, and which previously formed the remainder of the former Value Added Ingredients operating segment. For more information regarding the sale of the Fiber Business, see note 3 to the consolidated financial statements in Item 15 of this Form 10-K.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes. The use of estimates is pervasive throughout our financial statements. The following are the accounting estimates which we believe to be most significant to our business.

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

SUNOPTA INC.	45	December 31, 2016 10-K

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

Impairment exists when the carrying amount of an amortizable intangible asset is not recoverable through undiscounted future cash flows and its carrying value exceeds its estimated fair value. A discounted cash flow analysis is typically used to determine fair value using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset's expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our long-lived assets can be in excess of 20 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.

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

SUNOPTA INC.	46	December 31, 2016 10-K

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

We perform our annual quantitative test for goodwill impairment in the fourth quarter of each fiscal year. Based on the results of the quantitative test performed for the year ended December 31, 2016, we recognized a goodwill impairment charge of $17.5 million, which reflected the negative impact on future cash flows of the recall of certain roasted sunflower kernel products (as described above under “Recent Developments – Recall of Certain Sunflower Kernel Products”). Our quantitative test for 2016 indicated that a hypothetical 10% decrease in the fair value of each of our other reporting units would not have triggered additional impairment testing. Based on the results of the quantitative tests performed for the years ended January 2, 2016 and January 3, 2015, we determined that none of the goodwill associated with any of our reporting units was impaired in either of those fiscal years.

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

SUNOPTA INC.	47	December 31, 2016 10-K

In particular, as discussed above under “Recent Developments – Recall of Certain Roasted Sunflower Kernel Products”, we have recognized estimated losses of $40.0 million related to this recall as at December 31, 2016. These estimates are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. We may need to revise these estimates to be materially larger as we continue to work with our customers to substantiate the claims received to date and any additional claims that may be received.

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

In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet. We also estimate the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and as a result actual results may differ from forecasts. We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances. If different judgments had been used, our income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with our assessment. Note 17 of the consolidated financial statements in Item 15 of this Form 10-K provides an analysis of the changes in the valuation allowance and the components of our deferred tax assets.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could differ from our accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Stock-Based Compensation

We maintain a stock incentive plan under which stock options and other stock-based awards may be granted to selected employees and directors. For grants of stock options, we are required to estimate a number of inputs at each grant date, such as the estimated life of the option, future stock price volatility, and the forfeiture rate used in the Black-Scholes option-pricing model to determine a fair value for the options granted to employees or non-employee directors. We determine the expected life of a stock option using the simplified method, as we changed the vesting period of our stock option grants from five years to three years in 2016, and the contractual term of our stock option grants from six years to 10 years in 2012 and, as a result, we do not believe historical exercise data provides a reasonable basis upon which to estimate expected life. Future stock price volatility is based on historical volatility of our common shares over the expected life of the stock option. Once determined at the grant date, the fair value of the stock option award is recorded over the vesting period of the options granted. Refer to note 14 of the consolidated financial statements in Item 15 of this Form 10-K for disclosure of the inputs used to determine the fair value of stock-based compensation.

SUNOPTA INC.	48	December 31, 2016 10-K

Consolidated Results of Operations for Fiscal Years 2016 and 2015

	December 31,	January 2,
	2016	2016	Change	Change
	$	$	$	%
Revenues
Global Ingredients	574,295	610,890	(36,595)	-6.0%
Consumer Products	772,436	534,244	238,192	44.6%
Total revenues	1,346,731	1,145,134	201,597	17.6%

Gross Profit
Global Ingredients	64,374	66,461	(2,087)	-3.1%
Consumer Products	61,578	43,901	17,677	40.3%
Total gross profit	125,952	110,362	15,590	14.1%

Segment operating income (loss)(1)
Global Ingredients	26,787	28,184	(1,397)	-5.0%
Consumer Products	1,206	3,208	(2,002)	-62.4%
Corporate Services	(13,247)	(10,094)	(3,153)	-30.8%
Total segment operating income	14,746	21,298	(6,552)	-30.8%

Other expense, net	28,292	12,151	16,141	132.8%
Goodwill impairment	17,540	-	17,540	-
Earnings (loss) from continuing operations before the following
	(31,086)	9,147	(40,233)	-439.8%
Interest expense, net	43,275	15,669	27,606	176.2%
Recovery of income taxes	(23,797)	(3,390)	(20,407)	-602.0%
Loss from continuing operations	(50,564)	(3,132)	(47,432)	-1514.4%
Earnings (loss) attributable to non-controlling interests	54	(136)	190	139.7%
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(19,475)	18,905	97.1%
Loss attributable to SunOpta Inc.(2)	(51,188)	(22,471)	(28,717)	-127.8%

(1)

When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items and goodwill impairments determined in accordance with U.S. GAAP. This measure is the basis on which management, including the CEO, assesses the underlying performance of our operating segments.

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

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
	$	$	$	$
December 31, 2016
Segment operating income (loss)	26,787	1,206	(13,247)	14,746
Other expense, net	(1,753)	(25,705)	(834)	(28,292)
Goodwill impairment	(17,540)	-	-	(17,540)
Earnings (loss) from continuing operations before the following	7,494	(24,499)	(14,081)	(31,086)

January 2, 2016
Segment operating income (loss)	28,184	3,208	(10,094)	21,298
Other expense, net	(1,317)	(939)	(9,895)	(12,151)
Earnings (loss) from continuing operations before the following	26,867	2,269	(19,989)	9,147

SUNOPTA INC.	49	December 31, 2016 10-K

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

(2)

When assessing our financial performance, we use an internal measure of earnings from continuing operations, net of non-controlling interests, determined in accordance with U.S. GAAP that includes dividends and accretion on convertible preferred stock and excludes specific items recognized in other income/expense, impairment losses on goodwill, long-lived assets and investments, other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances an analysis of our financial performance of our core business when comparing those operating results between periods, as we do not consider these items to be reflective of normal core business operations. The following table presents a reconciliation of “adjusted earnings” from “loss from continuing operations”, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Per Diluted Share
	$	$
December 31, 2016
Loss from continuing operations	(50,564)
Less: earnings attributable to non-controlling interests	(54)
Less: dividends and accretion of Series A Preferred Stock	(1,812)
Loss from continuing operations available to common shareholders	(52,430)	(0.61)

Adjusted for:
Costs related to business acquisitions(a)	27,802
Goodwill impairment(b)	17,540
Asset impairments related to facility closures(c)	11,522
Legal settlement and litigation-related legal fees(d)	10,850
Product withdrawal and recall costs(e)	5,693
Costs related to strategic review and Value Creation Plan(f)	4,041
Severance and rationalization costs(g)	3,679
Inventory reserves and liquidation sales to de-risk positions(h)	3,428
Plant start-up costs(i)	1,565
Write-off of debt issuance costs(j)	215
Other(k)	726
Gain on settlement of contingent consideration(l)	(1,715)
Net income tax effect on adjusted earnings(m)	(25,825)
Change in unrecognized tax benefits(n)	(1,268)
Adjusted earnings	5,823	0.07

January 2, 2016
Loss from continuing operations	(3,132)
Add: loss attributable to non-controlling interests	136
Loss from continuing operations available to common shareholders	(2,996)	(0.04)

Adjusted for:
Costs related to business acquisitions(o)	17,192
Plant expansion and start-up costs(p)	4,081
Inventory reserves and liquidation sales to de-risk positions(q)	2,367
Downtime, spoilage, and other costs due to equipment failure(r)	2,219
Demurrage, detention and other related expenses(s)	2,038
Litigation-related legal fees(d)	1,709
Reversal of stock-based compensation expense(t)	(579)
Other(u)	4,384
Net income tax effect of preceding adjustments(m)	(10,598)
Change in unrecognized tax benefits(n)	(855)
Adjusted earnings	18,962	0.26

(a)

Reflects costs related to business combinations, including an acquisition accounting adjustment related to Sunrise’s inventory sold during the year of $15.0 million, which is recorded in cost of goods sold; the non-cash amortization of debt issuance costs incurred in connection with the financing related to the Sunrise Acquisition of $7.8 million, as well as $2.6 million of additional debt issuance costs expensed, which are recorded in interest expense; and $2.4 million of integration costs related to the closure and consolidation of our frozen fruit processing facilities following the Sunrise Acquisition, which are recorded in cost of goods sold and other expense.

SUNOPTA INC.	50	December 31, 2016 10-K

(b)	Reflects an impairment charge to write off the goodwill associated with the sunflower reporting unit (as described above under “Recent Developments – Recall of Certain Sunflower Kernel Products”).
(c)

Reflects an impairment of long-lived assets associated with the closure of the Heuvelton soy extraction facility and the San Bernardino juice facility (as described above under “Recent Developments – Rationalization of Soy and Juice Operations”).

(d)

Reflects the charge recorded in connection with the settlement of the Plum dispute (as described above under “Recent Developments – Settlement of Plum Dispute”), which is recorded in other expense. Also includes $1.6 million (2015 - $1.7 million) of litigation-related legal costs mainly associated with the Plum dispute, which are recorded in SG&A expenses.

(e)

Reflects voluntary product withdrawal or recall costs of $5.7 million, net of expected insurance recoveries, related to the withdrawal of certain consumer-packaged products for quality-related issues and the recall of certain sunflower kernel products (as described above under “Recent Developments – Recall of Certain Sunflower Kernel Products”), of which $1.2 million is recorded in cost of goods sold and $2.8 million is recorded in other expense. Also includes a $1.7 million adjustment for the estimated lost margin caused by the sunflower recall, which reflects a shortfall in revenues against anticipated volumes of approximately $9.8 million, less associated cost of goods sold of approximately $8.1 million.

(f)	Reflects legal and other professional advisory costs associated with the strategic review and execution of the Value Creation Plan, which are recorded in SG&A expenses.
(g)

Reflects contractual severance benefits of $1.5 million and previously unrecognized stock-based compensation of $0.2 million recognized in connection with the departure of Mr. Jacobs as President and CEO. Also includes employee severance costs of $1.6 million incurred in connection with certain facility closures and workforce rationalization initiatives and employee retention costs of $0.3 million, which are recorded in other expense.

(h)	Reflects aging reserves and low margin sales to reduce inventory exposures mainly related to certain grain varieties that we are exiting, which are recorded in cost of goods sold.
(i)

Plant start-up costs relate to the ramp-up of production at the Allentown facility following the completion of the addition of aseptic beverage processing and filling capabilities in the fourth quarter of 2015, which are recorded in cost of goods sold. These start-up costs reflect the negative gross profit reported by the facility as the facility ramped up to break-even production levels.

(j)

Reflects the write-off to interest expense of $0.2 million of remaining unamortized debt issuance costs related to our North American credit facilities, which were replaced by the Global Credit Facility.

(k)	Other includes fair value adjustments related to contingent consideration arrangements and gain/loss on sale of assets, which are recorded in other expense.
(l)

Reflects the gain on settlement of the contingent consideration obligation related to Niagara Natural (as described above under “Recent Development – Niagara Natural), which is recorded in other income.

(m)	Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.
(n)	Reflects the realization of previously unrecognized tax benefits, due to the expiration of the statute of limitations.
(o)

Reflects costs related to business combinations, including an acquisition accounting adjustment related to Sunrise’s inventory sold subsequent to the acquisition date of $4.0 million, which was recorded in cost of goods sold; acquisition- and integration-related costs incurred in connection with the Sunrise Acquisition of $7.8 million, which were recorded in other expense; and the non-cash amortization of debt issuance costs incurred in connection with the financing related to the Sunrise Acquisition of $6.4 million, as well as $2.0 million of loan commitment fees associated with bridge financing for the Sunrise Acquisition that was not utilized, which were recorded in interest expense.

(p)

Reflects costs related to the retrofit of the San Bernardino juice facility and expansion of the Allentown facility to add aseptic beverage processing and filling capabilities, which were recorded in cost of goods sold.

(q)	Reflects inventory reserves and low margin sales incurred to reduce inventory exposures in certain organic raw materials, which were recorded in cost of goods sold.
(r)	Reflects downtime and spoilage caused by equipment failures at the Allentown pouch facility, which were recorded in cost of goods sold.
(s)	Reflects additional logistics costs stemming from capacity constraints on imports and exports within the Global Ingredients segment, which were recorded in cost of goods sold.
(t)

Reflects the reversal to SG&A expenses of previously recognized stock-based compensation related to performance share units granted to certain employees as the performance conditions were not achieved.

(u)

Other includes severance and costs of $2.1 million for a former CEO; fair value adjustments related to contingent consideration arrangements; and gain/loss on disposal of assets, which were recorded in other expense.

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

(3)

In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor's ability to derive meaningful year-over-year comparisons and trends from our results of operations. In particular, we evaluate our revenues on a basis that excludes the effects of fluctuations in commodity pricing and foreign exchange rates, as well as the impacts of recent business acquisitions and product rationalizations. In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis. These items are identified above under footnote (2), and in the discussion of our results of operations below. These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not considered in isolation of, or as substitutes for an analysis of our results as reported under U.S. GAAP.

Revenues for the year ended December 31, 2016 increased by 17.6% to $1,346.7 million from $1,145.1 million for the year ended January 2, 2016. Excluding the impact on revenues for the year ended December 31, 2016 of business acquisitions and associated product rationalizations (an increase in revenues of approximately $231.0 million), changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $28.0 million), estimated impact of the recall of certain sunflower kernel products based on shortfall against anticipated volumes (a decrease in revenues of approximately $10.0 million), and estimated impact on west coast pouch operations as a result of a fire at a third-party facility (a decrease in revenues of approximately $5.0 million), revenues increased 1.0% in 2016, compared with 2015. This increase in revenues on an adjusted basis reflected higher demand for organic ingredients and growth in aseptic beverage volumes with the added output from the Allentown facility and new product launches. These positive factors were mostly offset by lower volumes of specialty raw materials driven by a reduction in contracted acres and lower retail market demand for frozen fruit in the fourth quarter of the 2016.

SUNOPTA INC.	51	December 31, 2016 10-K

For the fourth quarter of 2016, revenues decreased by 6.0% to $297.5 million from $316.4 million for the fourth quarter of 2015. Excluding the impact on revenues for the fourth quarter of 2016 of changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $9.0 million), estimated impact of the recall of certain sunflower kernel products based on shortfall against anticipated volumes (a decrease in revenues of approximately $3.0 million), estimated impact on west coast pouch operations as a result of a fire at a third-party facility (a decrease in revenues of approximately $3.0 million), and business acquisitions and associated product rationalizations (a decrease in revenues of approximately $1.0 million), revenues in the fourth quarter of 2016 decreased by 0.9%, compared with the fourth quarter of 2015. This decrease in revenues on an adjusted basis reflected lower volumes of specialty raw materials driven by a reduction in contracted acres, as well as a sharp decline in retail market demand for frozen fruit products. In addition, sales of aseptic beverage products and specialty bars were flat relative to the prior year due to customer turnover and the ramp-up of new product offerings.

Gross profit increased $15.6 million, or 14.1%, to $126.0 million for the year ended December 31, 2016, compared with $110.4 million for the year ended January 2, 2016. As a percentage of revenues, gross profit for the year ended December 31, 2016 was 9.4% compared to 9.6% for the year ended January 2, 2016, a decrease of 0.2% . The gross profit percentage for 2016 would have been approximately 10.9%, excluding the impact of an acquisition accounting adjustment related to Sunrise’s inventory sold in 2016 ($15.0 million), aging reserves and low margin sales to reduce inventory exposures mainly on specialty grain varieties we are exiting ($3.4 million), lost margin caused by the recall of certain sunflower kernel products ($1.7 million), start-up costs related to the ramp-up of production at the Allentown aseptic beverage facility ($1.6 million), and an inventory reserve for certain consumer-packaged products due to quality-related issues ($1.2 million). For 2015, the gross profit percentage would also have been approximately 10.9%, excluding the impact of costs related to the retrofit of the San Bernardino juice facility and expansion of the Allentown facility to add aseptic beverage production capabilities ($4.1 million), an acquisition accounting adjustment related to the Sunrise’s inventory sold subsequent to the acquisition date ($4.0 million), aging reserves and low margin sales to reduce inventory exposures on certain organic raw materials ($2.4 million), downtime and spoilage caused by equipment failures at the Allentown pouch facility ($2.2 million), and demurrage, detention and other related expenses ($2.0 million). Excluding these items, the year-over-year gross profit percentage on an adjusted basis reflected increased efficiency and lower costs at our aseptic beverage operations and improved pricing spreads on organic ingredients. These positive factors were offset by increased raw material costs for frozen strawberries that could not be passed on immediately to customers, as well as production inefficiencies within our frozen fruit operations in the first half of 2016 caused by a late harvest and the resultant shortage of strawberries. In addition, we experienced lower pricing spreads on specialty corn and soy and reduced throughput in our sunflower roasting operations with the implementation of new food safety and quality processes.

For the fourth quarter of 2016, gross profit decreased $8.2 million, or 32.4%, to $17.0 million, compared with $25.2 million for the fourth quarter of 2015. As a percentage of revenues, gross profit for the fourth quarter of 2016 was 5.7% compared to 8.0% for the fourth quarter of 2015, a decrease of 2.3% . The gross profit percentage for the fourth quarter of 2016 would have been approximately 7.9%, excluding the impact of costs related to aging reserves and low margin sales to reduce inventory exposures mainly on specialty grain varieties we are exiting ($3.4 million), the acquisition accounting adjustment related to Sunrise’s inventory sold in the fourth quarter of 2016 ($1.6 million), an inventory reserve for certain consumer-packaged products due to quality-related issues ($1.2 million), and lost margin caused by the recall of certain sunflower kernel products ($0.7 million). For the fourth quarter of 2015, the gross profit percentage would have been 11.3%, excluding the impact of costs related to the acquisition accounting adjustment related to the Sunrise’s inventory sold subsequent to the acquisition date ($4.0 million), aging reserves and low margin sales to reduce inventory exposures on certain organic raw materials ($2.4 million), downtime and spoilage caused by equipment failures at the Allentown pouch facility ($2.2 million), the retrofit of the San Bernardino juice facility and expansion of the Allentown aseptic beverage facility ($1.9 million), and demurrage, detention and other related expenses ($0.2 million). Excluding these items, the gross profit percentage decreased 3.4% on an adjusted basis in fourth quarter of 2016, compared with the fourth quarter of 2015, which was driven mainly by lower production volumes across our consumer products platforms, as well as the reduced throughput in our sunflower roasting operations. In particular, frozen fruit production was impacted by the decline in retail market demand in the fourth quarter of 2016, which also resulted in higher storage costs due to higher inventory carry over. These negative factors were partially offset by improved pricing spreads on organic ingredients.

Total segment operating income for the year ended December 31, 2016 decreased by $6.6 million, or 30.8%, to $14.7 million, compared with $21.3 million for the year ended January 2, 2016. As a percentage of revenues, segment operating income was 1.1% for the year ended December 31, 2016, compared with 1.9% for the year ended January 2, 2016. The decrease in segment operating income mainly reflected increases in SG&A expenses and intangible asset amortization, which more than offset the higher overall gross profit as described above. The $12.9 million increase in SG&A expenses, mainly reflected incremental expenses from acquired businesses and external advisory costs associated with the strategic review and Value Creation Plan ($4.0 million), as well as higher litigation-related legal costs mainly related to the Plum dispute ($1.9 million). As a percentage of revenues, SG&A expenses were 7.3% in 2016, compared with 7.5% in 2015, a decrease of 0.2% . Excluding the impact of costs related to the strategic review, Value Creation Plan and Plum dispute, SG&A expenses on an adjusted basis as a percentage of revenues would have been approximately 6.8% in 2016, compared with approximately 7.4% in 2015, which reflected efficiencies gained following the Sunrise Acquisition. The year-over-year increase in intangible asset amortization of $6.3 million reflected the incremental amortization of identified intangible assets of acquired businesses. Also contributing to the decrease in segment operating income was a foreign exchange loss of $1.2 million in 2016, compared with a foreign exchange gain of $1.6 million in 2015, mainly reflecting the negative impact of a strengthening of the U.S. dollar relative to the peso on our Mexican frozen fruit operations in 2016, compared with the positive impact of a strengthening of the U.S. dollar relative to the euro in 2015.

SUNOPTA INC.	52	December 31, 2016 10-K

For the fourth quarter of 2016, total segment operating loss increased by $8.2 million to $10.0 million, compared with $1.7 million for the fourth quarter of 2015. The increase in the segment operating loss reflected lower overall gross profit as described above, as well as a $1.3 million increase in SG&A expenses, mainly reflecting external advisory costs associated with the strategic review and Value Creation Plan of $3.6 million, partially offset by lower compensation and other administrative costs. As a percentage of revenues, SG&A expenses were 8.8% in the fourth quarter of 2016, or approximately 7.4% excluding the impact of costs related to the strategic review and Value Creation Plan, compared with 7.8% in the fourth quarter of 2015. Partially offsetting the increase in segment operating loss was a $1.2 million increase in foreign exchange gains mainly due to the relative strengthening of the U.S. dollar against the euro in the fourth quarter of 2016, compared with the corresponding period of 2015.

Further details on revenue, gross profit and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the year ended December 31, 2016 of $28.3 million included charges related to the impairment of long-lived assets mainly associated with the closure of the San Bernardino juice facility and the Heuvelton soy facility ($11.5 million), settlement of the Plum dispute ($9.0 million), severance and rationalization costs related to the departure of Mr. Jacobs as President and CEO, certain facility closures, workforce rationalization initiatives and employee retention costs ($3.7 million), costs related to the withdrawal of certain consumer-packaged products and the recall of certain sunflower kernel products ($2.8 million), and the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition ($2.2 million). These charges were partially offset by the $1.7 million gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural. Other expense for the year ended January 2, 2016 of $12.2 million included business development costs of $7.8 million, primarily reflecting acquisition- and integration-related costs incurred in connection with the Sunrise Acquisition; as well as severance and other rationalization costs of $2.9 million mainly related to a former CEO.

In the fourth quarter of 2016, we recognized a non-cash goodwill impairment charge of $17.5 million related to our sunflower operations (as described above under “Recent Developments - Recall of Certain Roasted Sunflower Kernel Products”).

The increase in interest expense of $27.6 million to $43.3 million for the year ended December 31, 2016, compared with $15.7 million for the year ended January 2, 2016, primarily reflected increased costs associated with borrowings to finance the Sunrise Acquisition. Interest expense for 2016 included $9.1 million of non-cash amortization of debt issuance costs and $2.4 million of other costs incurred in connection with proposed alternative financing arrangements. Interest expense for 2015 included $3.4 million of non-cash amortization of debt issuance costs and the write-off of $2.0 million of loan commitment fees associated with bridge financing for the Sunrise Acquisition that was not utilized. For 2017, we estimate our cash interest costs will be in the range of $29 million to $32 million.

We recognized a recovery of income tax of $23.8 million for the year ended December 31, 2016 (including the realization of $1.3 million of previously unrecognized tax benefits), compared with a recovery of income tax of $3.4 million for the year ended January 2, 2016. Excluding the impact of the change in unrecognized tax benefits, the effective tax rate for 2016 was 39.6% of the loss before income taxes (excluding the non-deductible goodwill impairment loss), compared with 52.0% of loss before income taxes for 2015. The effective tax rates reflected the impact of changes in the jurisdictional mix of earnings, mainly as the result of pre-tax losses in the U.S. in 2016 and 2015, which reflected the effect of higher cash interest and debt issuance costs related to the financing of the Sunrise Acquisition, costs related to business acquisitions, including the acquisition accounting adjustments to Sunrise inventory sold. In addition, for 2016, pre-tax losses in the U.S. reflected the impairment of assets related to facility closures, and the impact of other discrete items including costs associated with the Plum legal settlement and Value Creation Plan, as well as product withdrawal and recall costs.

SUNOPTA INC.	53	December 31, 2016 10-K

Loss from continuing operations, net of non-controlling interests, for the year ended December 31, 2016 was $50.6 million, compared with a loss of $3.0 million for the year ended January 2, 2016, an increase of $47.6 million. Diluted loss per share from continuing operations was $0.61 for the year ended December 31, 2016, compared with diluted loss per share from continuing operations of $0.04 for the year ended January 2, 2016.

Loss from discontinued operations of $0.6 million for the year ended December 31, 2016 reflected the loss from operations of Opta Minerals of $2.0 million, which included an asset impairment charge of $1.2 million, partially offset by a $0.6 million gain on classification as held for sale, net of recovery of income taxes and non-controlling interest of $0.9 million. Loss from discontinued operations of $19.5 million for the year ended January 2, 2016 primarily reflected the results of Opta Minerals, including an asset impairment charge of $12.4 million and loss on classification as held for sale of $10.5 million, net of non-controlling interest of $8.8 million.

On a consolidated basis, we realized a loss of $51.2 million (diluted loss per share of $0.62) for the year ended December 31, 2016, compared with a loss of $22.5 million (diluted loss per share of $0.31) for the year ended January 2, 2016.

For the year ended December 31, 2016, adjusted earnings were $5.8 million, or $0.07 per diluted share, compared with adjusted earnings of $19.0 million, or $0.26 per diluted share for the year ended January 2, 2016. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “loss from continuing operations”, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients	December 31, 2016	January 2, 2016	Change	% Change

Revenue	574,295	610,890	(36,595)	-6.0%
Gross Profit	64,374	66,461	(2,087)	-3.1%
Gross Profit %	11.2%	10.9%		0.3%

Operating Income	26,787	28,184	(1,397)	-5.0%
Operating Income %	4.7%	4.6%		0.1%

Global Ingredients contributed $574.3 million in revenues for the year ended December 31, 2016, compared to $610.9 million for the year ended January 2, 2016, a decrease of $36.6 million or 6.0% . Excluding the estimated impact on revenues of the recall of certain sunflower kernel products and the impact of changes including foreign exchange rates and commodity-related pricing, Global Ingredients revenues decreased approximately 0.2% . The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the year ended January 2, 2016	$610,890
Lower volumes of specialty corn and soy driven by a reduction of contracted acres, as well as decreased volumes of organic feed, roasted and other ingredient products	(36,551)
Lower sunflower volumes attributed to downtime due to the impact of the recall of roasted kernels in the second quarter of 2016, and lower throughput after restarting our roasting operations, combined with lower export volumes of in-shell sunflower due primarily to a strong U.S. dollar	(17,301)
Decreased pricing of specialty corn, soy, sunflower and organic feed	(14,651)
Decreased pricing for organic seeds and nuts, coffee, oils, sugar and quinoa	(13,458)
Higher sales volumes of internationally sourced organic ingredients including cocoa, fruit and vegetables, coffee, and seeds and nuts	45,366
Revenues for the year ended December 31, 2016	$574,295

SUNOPTA INC.	54	December 31, 2016 10-K

Gross profit in Global Ingredients decreased by $2.1 million to $64.4 million for the year ended December 31, 2016 compared to $66.5 million for the year ended January 2, 2016, and the gross profit percentage increased by 0.3% to 11.2% . The increase in gross profit as a percentage of revenue was primarily due to a favorable sales mix driven by higher margin international organic raw materials and improved mix in domestic raw materials as a result of a decline in acres contracted of low margin seed and grain varieties, mark-to-market gains on commodity futures contracts, and improved transloading operating efficiencies from the prior year, partially offset by the impact of the sunflower recall on operations and lower pricing spreads on non-GMO soy, corn and organic feed. The table below explains the decrease in gross profit:

Global Ingredients Gross Profit Changes
Gross profit for the year ended January 2, 2016	$66,461
Margin loss from downtime associated with the sunflower roasted kernel recall, and as reduced throughput following the restart of our roasting operations at our Crookston facility as well as lower export volumes of in-shell sunflower due primarily to a strong U.S. dollar	(4,201)
Lower pricing spread on specialty corn and soy, as well as inventory reserves and low margin sales recorded against certain grain varieties that we are exiting, partially offset by improved recoveries over the prior year related to transloading costs in the third quarter of 2015	(2,881)
Favorable margin impact of mark-to-market gains related to commodity futures contracts	2,707
Favorable impact on gross margins due to improved pricing spreads on internationally sourced organic ingredients, partially offset by reduced yield and other operational inefficiencies at our European sunflower operations	2,288
Gross profit for the year ended December 31, 2016	$64,374

Operating income in Global Ingredients decreased by $1.4 million, or 5.0%, to $26.8 million for the year ended December 31, 2016, compared to $28.2 million for the year ended January 2, 2016. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the year ended January 2, 2016	$28,184
Decrease in gross profit, as explained above	(2,087)
Decreased foreign exchange gains on forward derivative contracts	(2,590)
Decrease in corporate cost allocations	2,573
Decrease in SG&A expenses, primarily due to professional fees, other SG&A costs and lower compensation costs	707
Operating income for the year ended December 31, 2016	$26,787

Looking forward, we believe Global Ingredients is well positioned in growing non-GMO and organic food categories. We intend to focus our efforts on (i) growing our organic sourcing and supply capabilities, making certified organic ingredients a larger proportion of our overall sales; (ii) leveraging our international sourcing and supply capabilities internally, and forward and backward integrating where opportunities exist; and (iii) initiating a global desk coordination program between our North American and International sourcing and supply operations to capitalize on global opportunities and drive incremental sales volume. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion or desk coordination plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	55	December 31, 2016 10-K

Consumer Products	December 31, 2016	January 2, 2016	Change	% Change

Revenue	772,436	534,244	238,192	44.6%
Gross Profit	61,578	43,901	17,677	40.3%
Gross Profit %	8.0%	8.2%		-0.2%

Operating Income	1,206	3,208	(2,002)	-62.4%
Operating Income %	0.2%	0.6%		-0.4%

Consumer Products contributed $772.4 million in revenues for the year ended December 31, 2016, compared to $534.2 million for the year ended January 2, 2016, an increase of $238.2 million or 44.6% . Excluding the impact of business acquisitions and associated product rationalizations, as well as the estimated impact on west coast pouch operations as a result of a fire at a third-party facility, Consumer Products revenues increased 1.6% . The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenues for the year ended January 2, 2016	$534,244
Acquired revenues as a result of the acquisition of Sunrise, partially offset by the impact of customer transition following the closure of the Buena Park processing facility in the first quarter of 2016, as well as lower volumes in the foodservice and retail customer markets in the latter half of the year	209,397
Higher sales of aseptic beverages including retail almond beverages and non-dairy into the foodservice channel, along with stronger sales of shelf-stable juice as a result of new product innovation	28,682
Acquired revenues as a result of the acquisition of Niagara Natural and increased volumes of resealable pouch offerings as a result of new business contracted, partially offset by lower volumes of specialty bars	4,303
Impact on revenues from closure of west coast pouch operations as a result of a fire at a third-party facility in the third quarter	(4,190)
Revenues for the year ended December 31, 2016	$772,436

Gross profit in Consumer Products increased by $17.7 million to $61.6 million for the year ended December 31, 2016 compared to $43.9 million for the year ended January 2, 2016, and the gross profit percentage decreased by 0.2% to 8.0% . For the year ended December 31, 2016, gross profit as a percentage of revenue was impacted by a $15.0 million acquisition accounting adjustment related to Sunrise inventory sold, as well as costs associated with expansion activities at the Allentown aseptic beverage facility ($1.6 million) and an inventory reserve for certain consumer-packaged products due to quality-related issues ($1.2 million). Excluding these costs, the gross profit percentage in Consumer Products would have been 10.3% for the year ended December 31, 2016. The increase in gross profit percentage on an adjusted basis reflected the higher margin profile of 2015 business acquisitions, and increased facility utilization and operating costs within the beverage operations, partially offset by higher costs within healthy fruit operations due to a delayed 2016 fruit harvest that led to increased labor costs and higher raw material prices that were not immediately built into customer pricing. The table below explains the increase in gross profit:

SUNOPTA INC.	56	December 31, 2016 10-K

Consumer Products Gross Profit Changes
Gross profit for the year ended January 2, 2016	$43,901
Margin impact of the Sunrise Acquisition and improved pricing for frozen fruit offerings and for fruit bases and toppings	26,551
Increased contribution from sales of aseptic and non-aseptic private label beverages, driven by increased production volumes and higher facility utilization	4,763
Margin impact from acquisition accounting adjustment related to Sunrise inventory sold	(11,000)
Lower volumes of fruit snacks and specialty bars, partially offset by increased volumes of resealable pouch offerings from our east coast pouch facility as a result of new business contracted	(2,637)
Gross profit for the year ended December 31, 2016	$61,578

Operating income in Consumer Products decreased by $2.0 million, or 62.4% to $1.2 million for the year ended December 31, 2016, compared to $3.2 million for the year ended January 2, 2016. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the year ended January 2, 2016	$3,208
Increase in gross profit, as explained above	17,677
Increased SG&A costs due primarily to the acquisitions of Sunrise and Niagara Natural, and increased foreign exchange losses on international operations, partially offset by lower compensation costs	(14,418)
Increase in corporate cost allocations	(5,261)
Operating income for the year ended December 31, 2016	$1,206

Looking forward we believe our Consumer Products segment remains well-positioned in markets with attractive growth potential. We intend to focus our efforts on (i) investing in new sales and marketing resources creating greater channel specific focus on retail and foodservice to bolster our pipeline of opportunities to drive incremental sales volume; (ii) investing in our facilities to enhance quality, safety, and manufacturing efficiency to drive both incremental sales and cost reduction; (iii) initiating procurement and supply chain cost reduction initiatives focused on leveraging our buying power and creating increased network efficiency in our planning and logistics efforts; and (iv) leveraging our innovation capabilities to bring new value-added packaged products and processes to market and to increase our capacity utilization across the Consumer Products segment. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, availability of raw material supply, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Corporate Services	December 31, 2016	January 2, 2016	Change	% Change

Operating Loss	(13,247)	(10,094)	(3,153)	-31.2%

Operating loss at Corporate Services increased by $3.2 million to $13.2 million for the year ended December 31, 2016, from a loss of $10.1 million for the year ended January 2, 2016. The table below explains the increase in operating loss:

SUNOPTA INC.	57	December 31, 2016 10-K

Corporate Services Operating Loss Changes
Operating loss for the year ended January 2, 2016	$(10,094)
Increased costs associated with strategic review and Value Creation Plan	(3,788)
Higher compensation-related costs due to increased headcount, stock-based compensation and health benefits	(1,856)
Increased information technology consulting, professional fees and costs associated with litigation now resolved, partially offset by lower foreign exchange losses	(197)
Increase in corporate cost allocations, due in part to an increasing centralization of services	2,688
Operating loss for the year ended December 31, 2016	$(13,247)

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

SUNOPTA INC.	58	December 31, 2016 10-K

Consolidated Results of Operations for Fiscal Years 2015 and 2014

	January 2,	January 3,
	2016	2015	Change	Change
	$	$	$	%
Revenues
Global Ingredients	610,890	619,066	(8,176)	-1.3%
Consumer Products	534,244	483,679	50,565	10.5%
Total revenues	1,145,134	1,102,745	42,389	3.8%

Gross Profit
Global Ingredients	66,461	63,591	2,870	4.5%
Consumer Products	43,901	58,514	(14,613)	-25.0%
Total gross profit	110,362	122,105	(11,743)	-9.6%

Segment operating income (loss)(1)
Global Ingredients	28,184	26,274	1,910	7.3%
Consumer Products	3,208	27,872	(24,664)	-88.5%
Corporate Services	(10,094)	(12,449)	2,355	18.9%
Total segment operating income	21,298	41,697	(20,399)	-48.9%

Other expense (income), net	12,151	(2,220)	14,371	647.3%
Earnings from continuing operations before the following	9,147	43,917	(34,770)	-79.2%
Interest expense, net	15,669	3,943	11,726	297.4%
Impairment loss on investment	-	8,441	(8,441)	-100.0%
Provision for (recovery of) income taxes	(3,390)	12,043	(15,433)	-128.1%
Earnings (loss) from continuing operations	(3,132)	19,490	(22,622)	-116.1%
Earnings (loss) attributable to non-controlling interests	(136)	195	(331)	-169.7%
Loss from discontinued operations attributable to SunOpta Inc.	(19,475)	(6,194)	(13,281)	-214.4%

Earnings (loss) attributable to SunOpta Inc.(2)	(22,471)	13,101	(35,572)	-271.5%

(1)

The following table presents a reconciliation of “segment operating income (loss)” to “earnings from continuing operations before the following”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the “Consolidated Results of Operations for Fiscal Years 2016 and 2015” table regarding the use of non-GAAP measures).

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

(2)

The following table presents a reconciliation of “adjusted earnings” from “earnings/loss from continuing operations”, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the “Consolidated Results of Operations for Fiscal Years 2016 and 2015” table regarding the use of non-GAAP measures).

SUNOPTA INC.	59	December 31, 2016 10-K

	Per Diluted Share
	$	$
January 2, 2016
Loss from continuing operations	(3,132)
Add: loss attributable to non-controlling interests	136
Loss from continuing operations available to common shareholders	(2,996)	(0.04)

Adjusted for:
Costs related to business acquisitions(a)	17,192
Plant expansion and start-up costs(b)	4,081
Inventory reserves and liquidation sales to de-risk positions(c)	2,367
Downtime, spoilage, and other costs due to equipment failure(d)	2,219
Demurrage, detention and other related expenses(e)	2,038
Litigation-related legal fees(f)	1,709
Reversal of stock-based compensation expense(g)	(579)
Other(h)	4,384
Net income tax effect of preceding adjustments(i)	(10,598)
Change in unrecognized tax benefits(j)	(855)
Adjusted earnings	18,962	0.26

January 3, 2015
Earnings from continuing operations	19,490	0.19
Less: earnings attributable to non-controlling interests	(195)	(0.09)
Earnings from continuing operations available to common shareholders	19,295	0.28

Adjusted for:
Impairment loss on investment(k)	8,441
Other(l)	(2,220)
Net income tax effect of preceding adjustments(i)	901
Adjusted earnings	26,417	0.38

(a)

Reflects costs related to business combinations, including an acquisition accounting adjustment related to Sunrise’s inventory sold subsequent to the acquisition date of $4.0 million, which was recorded in cost of goods sold; acquisition- and integration-related costs incurred in connection with the Sunrise Acquisition of $7.8 million, which was recorded in other expense; and the non-cash amortization of debt issuance costs incurred in connection with the financing related to the Sunrise Acquisition of $6.4 million, as well as $2.0 million of loan commitment fees associated with bridge financing for the Sunrise Acquisition that was not utilized, which were recorded in interest expense.

(b)

Reflects costs related to the retrofit of the San Bernardino juice facility and expansion of the Allentown facility to add aseptic beverage processing and filling capabilities, which were recorded in cost of goods sold.

(c)	Reflects inventory reserves and low margin sales incurred to reduce inventory exposures in certain organic raw materials, which were recorded in cost of goods sold.
(d)	Reflects downtime and spoilage caused by equipment failures at the Allentown pouch facility, which were recorded in cost of goods sold.
(e)	Reflects additional logistics costs stemming from capacity constraints on imports and exports within the Global Ingredients segment, which were recorded in cost of goods sold.
(f)	Reflects litigation-related legal costs mainly associated with the Plum dispute, which are recorded in SG&A expenses.
(g)

Reflects the reversal to SG&A expenses of previously recognized stock-based compensation related to performance share units granted to certain employees as the performance conditions were not achieved.

(h)

Other includes severance costs of $2.1 million for a former CEO; fair value adjustments related to contingent consideration arrangements; and gain/loss on disposal of assets, which were recorded in other expense.

(i)	To tax effect the preceding adjustments to earnings and to reflect an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.
(j)	Reflects the realization of previously unrecognized tax benefits, due to the expiration of the statute of limitations.
(k)	Reflects an impairment loss recognized on our non-core investment in Enchi Corporation, (“Enchi”), which was recorded in impairment loss on investment.
(l)

Other includes a net gain of $1.4 million on the disposal of certain of our sunflower facilities, partially offset by severance costs for affected employees, and a gain of $1.4 million on the settlement of a contingent consideration arrangement.

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

(3)

In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor's ability to derive meaningful year-over-year comparisons and trends from our results of operations. In particular, we evaluate our revenues on a basis that excludes the effects of fluctuations in commodity pricing and foreign exchange rates, as well as the impacts of recent business acquisitions and product rationalizations. In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis. These items are identified above under footnote (2), and in the discussion of our results of operations below. These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not considered in isolation of, or as substitutes for an analysis of our results as reported under U.S. GAAP.

SUNOPTA INC.	60	December 31, 2016 10-K

Revenues for the year ended January 2, 2016 increased by 3.8% to $1,145.1 million from $1,102.7 million for the year ended January 3, 2015. Excluding the impact on revenues of business acquisitions, product rationalizations and other changes (a net increase in revenues of approximately $57.0 million), changes in foreign exchange rates and commodity-related pricing (decreases in revenues of approximately $32.0 million and $7.0 million, respectively), and the impact of the additional week of sales in fiscal 2014 (a decrease in revenues of approximately $21.0 million), revenues increased 4.1% in 2015, compared with 2014. Revenues for the fourth quarter of 2015 were $316.4 million, an increase of $65.8 million, or 26.3%, compared with revenues of $250.6 million for the fourth quarter of 2014. Excluding the impact on revenues for the fourth quarter of 2015 of business acquisitions, product rationalizations and other changes (an increase in revenues of approximately $56.0 million), changes in foreign exchange rates (a decrease in revenues of approximately $6.0 million), and changes in commodity-related pricing (an increase in revenues of approximately $2.0 million), revenues in the fourth quarter of 2015 increased by 5.5%, compared with the fourth quarter of 2014. The increases in revenue on an adjusted basis for the full year and fourth quarter of 2015, compared with the corresponding periods of 2014, reflected stronger demand for organic ingredients in the U.S. and Europe, offset by lower sunflower and grain-based ingredient volumes and lower volumes for consumer-based aseptic beverage and frozen food retail products.

Gross profit decreased $11.7 million, or 9.6%, to $110.4 million for the year ended January 2, 2016, compared with $122.1 million for the year ended January 3, 2015. As a percentage of revenues, gross profit for the year ended January 2, 2016 was 9.6% compared to 11.1% for the year ended January 3, 2015, a decrease of 1.4% . The gross profit percentage for 2015 would have been approximately 10.9%, excluding the impact of costs related to the retrofit of the San Bernardino juice facility and expansion of the Allentown facility to add aseptic beverage production capabilities ($4.1 million), acquisition accounting adjustment related to the Sunrise’s inventory sold subsequent to the acquisition date ($4.0 million), aging reserves and low margin sales to reduce inventory exposures on certain organic raw materials ($2.4 million), downtime and spoilage caused by equipment failures at the Allentown pouch facility ($2.2 million), and demurrage, detention and other related expenses ($2.0 million). The 0.2% decline in gross profit percentage year-over-year on an adjusted basis mainly reflected lower capacity utilization and a higher cost base within consumer-based product categories due to recent expansion activities, partially offset by improved performance in our rationalized sunflower operations and increased margin contribution from higher volumes of organic ingredients.

Total segment operating income for the year ended January 2, 2016 decreased by $20.4 million, or 48.9%, to $21.3 million, compared with $41.7 million for the year ended January 3, 2015. As a percentage of revenue, segment operating income was 1.9% for the year ended January 2, 2016, compared with 3.8% for the year ended January 3, 2015. The decrease in segment operating income reflected lower overall gross profit as described above and a $5.4 million increase in SG&A expenses, reflecting incremental expenses from acquired businesses and higher litigation-related legal costs mainly related to the Plum dispute. Those factors were partially offset by lower employee short-term and long-term incentives tied to operating performance, controlled discretionary spending, and the favorable impact of a stronger U.S. dollar on SG&A expenses denominated in Canadian dollars and euros. As a percentage of revenues, SG&A expenses were 7.5% in 2015 and, excluding the impact of higher litigation costs of $2.0 million, and lower stock-based compensation expense of $0.6 million, SG&A expenses would have been approximately 7.4% on an adjusted basis, which is in-line with our intention of maintaining SG&A below 8% of revenues.

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

Further details on revenue, gross profit and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the year ended January 2, 2016 of $12.2 million included business development costs of $7.8 million, primarily reflecting acquisition- and integration-related costs incurred in connection with the Sunrise Acquisition, as well as severance and other rationalization costs of $2.9 million mainly related to a former CEO. Other income for the year ended January 3, 2015 of $2.2 million included a net gain on sale of assets of $1.4 million primarily related to the disposal of certain of our sunflower production and storage facilities in order to reduce the cost structure and improve the production capacity utilization within our North American sunflower operations, partially offset by severance costs for employees affected by the closure and sale of the sunflower facilities, and a gain of $1.4 million on the settlement of a contingent consideration arrangement.

SUNOPTA INC.	61	December 31, 2016 10-K

The increase in interest expense of $11.7 million to $15.7 million for the year ended January 2, 2016, compared with $3.9 million for the year ended January 3, 2015, primarily reflected increased costs associated with borrowings to finance the Sunrise Acquisition, which included $3.4 million of non-cash amortization of debt issuance costs and the write-off of $2.0 million of loan commitment fees associated with bridge financing for the Sunrise Acquisition that was not utilized.

In 2014, we recognized an impairment loss of $8.4 million related to our non-core investment in Enchi, a developer of advanced bioconversion products for the renewable fuels industry.

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

Loss from continuing operations, net of non-controlling interests, for the year ended January 2, 2016 was $3.0 million, compared with earnings of $19.3 million for the year ended January 3, 2015, a decrease of $22.3 million. Diluted loss per share from continuing operations was $0.04 for the year ended January 2, 2016, compared with diluted earnings per share from continuing operations of $0.28 for the year ended January 3, 2015.

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

For the year ended January 2, 2016, adjusted earnings were $17.9 million or $0.25 per diluted share, compared with adjusted earnings of $26.4 million or $0.38 per diluted share for the year ended January 3, 2015. Adjusted earnings is a non-GAAP financial measure. See footnote (2) to the table above for a reconciliation of “adjusted earnings” from “earnings/loss from continuing operations”, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients	January 2, 2016	January 3, 2015	Change	% Change

Revenue	610,890	619,066	(8,176)	-1.3%
Gross Profit	66,461	63,591	2,870	4.5%
Gross Profit %	10.9%	10.3%		0.6%

Operating Income	28,184	26,274	1,910	7.3%
Operating Income %	4.6%	4.2%		0.4%

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

SUNOPTA INC.	62	December 31, 2016 10-K

Global Ingredients Revenue Changes
Revenues for the year ended January 3, 2015	$619,066
Unfavorable foreign exchange impact on euro denominated sales due to the stronger U.S. dollar	(31,897)
Lower volumes of sunflower and grain ingredient products, partially offset by higher volumes for non-GMO corn and soy	(31,038)
Impact on revenues of the additional week in fiscal 2014	(11,673)
Decreased pricing of non-GMO corn, soy, organic feed and sunflower, partially offset by increased pricing of organic feed and agronomy products	(10,792)
Higher international sales volumes of organic fruits and vegetables, seeds, nuts, cocoa, and oils, partially offset by lower volumes of sugar, sweeteners, and organic feed	44,884
Higher U.S. domestic sales volumes on oils, organic fruits and vegetables, and nuts, offset partially by lower pricing for organic oranges, chia seeds, sugar, rice and cocoa	32,340
Revenues for the year ended January 2, 2016	$610,890

Gross profit in Global Ingredients increased by $2.9 million to $66.5 million for the year ended January 2, 2016 compared to $63.6 million for the year ended January 3, 2015, and the gross profit percentage increased by 0.6% to 10.9% . The increase in gross profit as a percentage of revenue was primarily due to favorable sales mix of organic raw materials and improved sunflower processing yields, partially offset by lower pricing spreads on non-GMO and specialty soy and corn. The table below explains the increase in gross profit:

Global Ingredients Gross Profit Changes
Gross profit for the year ended January 3, 2015	$63,591
Margin impact of increased volumes and favorable product mix of organic raw ingredients, as well as improved plant efficiencies at our cocoa processing facility	10,220
Improved sunflower processing yields and operating efficiencies offset by lower volumes	1,051
Demurrage, detention and other related costs resulting from transloading capacity constraints experienced primarily in the third quarter as well as costs associated with inventory reserves and liquidation sales made to decrease inventory exposures in certain organic commodities	(4,405)
Unfavorable impact on gross margins due to weaker euro relative to U.S. dollar, as well as mark to market losses related to commodity futures contracts for cocoa and other commodities	(3,352)
Margin impact of lower pricing spread on non-GMO soy and grain ingredients, partially offset by higher prices on grain snacks	(644)
Gross profit for the year ended January 2, 2016	$66,461

Operating income in Global Ingredients increased by $1.9 million, or 7.3%, to $28.2 million for the year ended January 2, 2016, compared to $26.3 million for the year ended January 3, 2015. The table below explains the increase in operating income:

SUNOPTA INC.	63	December 31, 2016 10-K

Global Ingredients Operating Income Changes
Operating income for the year ended January 3, 2015	$26,274
Increase in gross profit, as explained above	2,870
Favorable impact on expenses due to the stronger U.S. dollar relative to the euro	2,176
Increased foreign exchange gains on forward derivative contracts and decreased SG&A expenses due to lower discretionary spending and lower short-term incentive accruals	402
Increase in corporate cost allocations, due in part to centralization of services	(3,538)
Operating income for the year ended January 2, 2016	$28,184

Consumer Products	January 2, 2016	January 3, 2015	Change	% Change

Revenue	534,244	483,679	50,565	10.5%
Gross Profit	43,901	58,514	(14,613)	-25.0%
Gross Profit %	8.2%	12.1%		-3.9%

Operating Income	3,208	27,872	(24,664)	-88.5%
Operating Income %	0.6%	5.8%		-5.2%

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

Gross profit in Consumer Products decreased by $14.6 million to $43.9 million for the year ended January 2, 2016 compared to $58.5 million for the year ended January 3, 2015, and the gross profit percentage decreased by 3.9% to 8.2% . The decrease in gross profit as a percentage of revenue was due to lower production volumes leading to lower plant efficiency, as well as increased costs associated with the retrofit of our premium juice facility and expansion activities at our Allentown facility. The table below explains the decrease in gross profit:

SUNOPTA INC.	64	December 31, 2016 10-K

Consumer Products Gross Profit Changes
Gross profit for the year ended January 3, 2015	$58,514
Decreased contribution from sales of aseptic and non-aseptic private label beverages, as fixed costs have increased from capacity expansion projects, leading to decreased operational efficiencies in advance of volume build	(8,648)
Increased raw material costs and delayed price increases which were not fully implemented until the second half of 2015, as well as lower volumes for frozen food offerings as well as fruit bases and toppings	(6,948)
Costs associated with the expansion of the Allentown facility for aseptic beverage production and costs associated with ramp-up activities at our premium juice facility in anticipation of increased extraction and bottling volume	(4,081)
Costs associated with equipment failures and other mechanical issues at the Allentown pouch and Alexandria, Minnesota, aseptic beverage facilities in the fourth quarter which led to downtime, yield loss, spoilage, and price concessions to customers	(2,219)
Incremental margin as a result of the Sunrise acquisition, including the effect of acquisition accounting adjustments related to the fair value of inventory sold subsequent to the acquisition date	4,737
Incremental margin as a result of Citrusource acquisition, partially offset by increased costs associated with the retrofit of our premium juice facility	2,109
Higher volumes of fruit-based snacks, incremental margin from the acquisition of Niagara Natural, partially offset by decreased contribution from sales of protein-based snacks, as well as lower plant efficiencies due to decreased production volumes	437
Gross profit for the year ended January 2, 2016	$43,901

Operating income in Consumer Products decreased by $24.7 million, or 88.5%, to $3.2 million for the year ended January 2, 2016, compared to $27.9 million for the year ended January 3, 2015. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the year ended January 3, 2015	$27,872
Decrease in gross profit, as explained above	(14,613)
Increase in corporate cost allocations, due in part to centralization of services	(6,939)
Increase in SG&A costs associated with the acquisitions of Sunrise, Niagara Natural and Citrusource including amortization of intangible assets	(5,260)
Lower compensation costs and professional fees driven by the benefit of centralization of services and lower short-term incentive accruals	2,148
Operating income for the year ended January 2, 2016	$3,208

Corporate Services	January 2, 2016	January 3, 2015	Change	% Change

Operating Loss	(10,094)	(12,449)	2,355	18.9%

Operating loss at Corporate Services decreased by $2.4 million to $10.1 million for the year ended January 2, 2016, from a loss of $12.4 million for the year ended January 3, 2015. The table below explains the decrease in operating loss:

SUNOPTA INC.	65	December 31, 2016 10-K

Corporate Services Operating Loss Changes
Operating loss for the year ended January 3, 2015	$(12,449)
Increase in corporate cost allocations, due in part to the centralization of services	10,477
Higher compensation-related costs due to increased headcount, health and workers compensation benefits, partially offset by lower short-term incentives	(3,410)
Increased information technology consulting, professional fees and other general office spending, partially offset by favorable impact on expenses due to the stronger U.S. dollar relative to the Canadian dollar	(2,503)
Increased professional fees associated with ongoing litigation	(1,959)
Increase in foreign exchange losses	(250)
Operating loss for the year ended January 2, 2016	$(10,094)

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

  Existing cash and cash equivalents;

  Available operating lines of credit;

  Cash flows generated from operating activities, including working capital reduction efforts;

  Cash flows generated from the exercise, if any, of stock options during the year;

  Potential additional long-term financing, including the offer and sale of debt and/or equity securities; and

  Potential sales of non-core divisions, or assets.

On February 11, 2016, we entered into a five-year, $350.0 million Global Credit Facility, which replaced our previous North American credit facilities, which were comprised of a $165.0 million facility and a C$10.0 million facility, that were set to expire January 27, 2017, and our €92.5 million multipurpose European credit facilities that were due on demand with no set maturity date. The Global Credit Facility will be used to support the working capital and general corporate needs of our global operations, in addition to funding future strategic initiatives. In addition, subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, we may request to increase the total lending commitments under this facility to a maximum aggregate principal amount not to exceed $450.0 million. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at December 31, 2016, we had outstanding borrowings of $199.3 million and approximately $100.0 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 11 to the consolidated financial statements in Item 15 of this Form 10-K.

On October 9, 2015, SunOpta Foods and certain of our other subsidiaries entered into the Second Lien Loan Agreement with a group of lenders, pursuant to which we borrowed an aggregate principal amount of $330.0 million of term loans (the “Initial Loans”). The net proceeds of the Second Lien Loan Agreement were used to partially fund the Sunrise Acquisition. As at October 1, 2016, we had repaid $20.0 million of the outstanding principal of the Initial Loans. On October 7, 2016, we used the net proceeds from the issuance of the Preferred Stock to repay an additional $79.0 million principal amount of the Initial Loans. The remaining $231.0 million aggregate principal amount of Initial Loans matured on October 9, 2016 and automatically converted into a like principal amount of term loans (such converted loans, the “Term Loans”), with a maturity date of October 9, 2022. The Term Loans bore interest at 9.5% per annum. On October 20, 2016, all of the outstanding Term Loans were exchanged for a corresponding amount of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the “Notes”) issued by SunOpta Foods. For more information on the Notes, see note 11 to the consolidated financial statements in Item 15 of this Form 10-K. The Second Lien Loan Agreement was terminated in connection with the issuance of the Notes.

SUNOPTA INC.	66	December 31, 2016 10-K

We have an effective registration statement on file with the U.S. Securities and Exchange Commission, pursuant to which we may offer up to $200.0 million of debt, equity and other securities. We also have a prospectus on file with Canadian securities regulators covering the offer and sale of up to $200.0 million of debt, equity and other securities. On September 30, 2015, we issued 16.7 million of our common shares for gross proceeds of $100.0 million under the U.S. registration statement and the Canadian prospectus. The net proceeds from this issuance were used to partially fund the Sunrise Acquisition. The remaining amount of $100.0 million available under U.S. registration statement and the Canadian prospectus could be used by us for a public offering of debt, equity or other securities to raise additional capital. Our ability to conduct any such future offerings will be subject to market conditions. The U.S. registration statement will expire in August 2017.

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

Cash Flows

Fiscal 2016 Compared to Fiscal 2015

Net cash and cash equivalents related to continuing operations decreased $1.0 million to $1.3 million as at December 31, 2016, compared with $2.3 million at January 2, 2016, which primarily reflected the following uses of cash:

  repayment of borrowings of $320.0 million under the Second Lien Loan Agreement;

  capital expenditures of $22.6 million, mainly related to the automation of frozen fruit processing and to food safety and quality initiatives in connection with the Value Creation Plan; and

  payment of $13.0 million of debt issuance costs related to the Notes and Global Credit Facility.

These uses of cash were mostly offset by the following sources of cash:

  gross proceeds of $231.0 million on the issuance of the Notes;

  net proceeds of $79.0 million on the issuance of the Preferred Stock; and

  net borrowings of $44.3 million under our line of credit facilities.

Cash provided by operating activities of continuing operations was $0.7 million for the year ended December 31, 2016, compared with $26.4 million for the year ended January 2, 2016, a decrease in cash provided of $25.7 million, which reflected lower year-over-year operating performance in the fourth quarter of 2016, resulting in reduced inventory turnover, partially offset by the receipt of income tax refunds during 2016 related to 2015.

Cash used in investing activities of continuing operations was $21.6 million for the year ended December 31, 2016, compared with $521.6 million for the year ended January 2, 2016, a decrease in cash used of $500.0 million, which mainly reflected total cash paid of $490.7 million in connection with the Sunrise Acquisition, as well as upfront payments for Niagara Natural and Citrusource in 2015. In addition, capital expenditures declined year-over-year by $8.6 million, reflecting higher spending in 2015 related to a retrofit of the San Bernardino juice facility and the expansion of the Allentown aseptic beverage facility. Cash provided by investing activities of discontinued operations in 2016 reflected cash proceeds from the sale of Opta Minerals of $3.2 million, net of cash sold.

Cash provided by financing activities of continuing operations was $16.8 million for the year ended December 31, 2016, compared with cash provided of $490.0 million for the year ended January 2, 2016, a decrease in cash provided of $473.2 million, which mainly reflected debt and equity issuances in connection with the Sunrise Acquisition in 2015 for proceeds of $408.1 million in the aggregate, net of issuance costs. In addition, net borrowings under our line of credit facilities decreased $41.7 million in 2016, compared with 2015, reflecting borrowings of $79.2 million to finance a portion of the Sunrise Acquisition and upfront payments for Niagara Natural and Citrusource in 2015, partially offset by the payment of $13.0 million of debt issuance costs incurred in connection with the Notes and Global Credit Facility, and repayment of $10.0 million of borrowings under the Second Lien Loan Agreement and in 2016. In addition, we repaid the remaining $310.0 million outstanding under the Second Lien Loan Agreement with gross proceeds of $231.0 million from the issuance of the Notes and net proceeds of $79.0 million from the issuance of the Preferred Stock. In 2016, we also repaid in full outstanding borrowings of $192.7 million under our North American and European credit facilities with new borrowings under the Global Credit Facility.

SUNOPTA INC.	67	December 31, 2016 10-K

Fiscal 2015 Compared to Fiscal 2014

Net cash and cash equivalents related to continuing operations decreased $5.5 million to $2.3 million as at January 2, 2016, compared with $7.8 million at January 3, 2015, which primarily reflected the following uses of cash:

  cash paid in connection with business acquisitions of $490.7 million in the aggregate;

  capital expenditures of $31.2 million, which included $11.5 million of maintenance capital expenditures, as well as strategic spending related to the retrofit of the San Bernardino juice facility and expansion of the Allentown facility;

  financing costs incurred primarily in connection with the Second Lien Loan Agreement of $16.0 million; and

  repayments of long-term debt of $11.0 million, primarily related to the repayment of $10.0 million of borrowings under the Second Lien Loan Agreement.

These uses of cash were mostly offset by the following sources of cash:

  borrowings of $330.0 million under the Second Lien Loan Agreement in connection with the Sunrise Acquisition;

  net proceeds from the issuance of common shares of $94.1 million in connection with the Sunrise Acquisition;

  net borrowings under our credit facilities of $86.0 million, mainly in connection with business acquisitions;

  cash provided by continuing operating activities of $26.4 million; and

  proceeds from the exercise of stock options and warrants of $7.8 million in the aggregate.

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

Cash used in investing activities of continuing operations increased by $509.9 million to $521.6 million for the year ended January 2, 2016, compared with $11.7 million for the year ended January 3, 2015, mainly due to the total cash paid of $490.7 million in connection with the Sunrise Acquisition, as well as the upfront payments for Niagara Natural and Citrusource. In addition, capital expenditures increased $13.5 million year-over-year, primarily reflecting the addition of aseptic processing and packaging capabilities at the Allentown facility. In 2014, we received cash proceeds of $5.8 million from the sale of the sunflower facilities. Cash provided by investing activities of discontinued operations of $34.5 million in 2014 primarily reflected the net proceeds from the sale of the Fiber Business of $36.9 million.

Cash provided by financing activities of continuing operations was $490.0 million for the year ended January 2, 2016, compared with cash used of $39.4 million for the year ended January 3, 2015, an increase in cash provided of $529.4 million, which mainly reflected the debt and equity issuances in connection with the Sunrise Acquisition for proceeds of $408.1 million in the aggregate, net of issuance costs. In addition, borrowings under our credit facilities increased $126.9 million year-over-year, including $59.2 million to finance a portion of the Sunrise Acquisition and $20.0 million to fund the Niagara Natural and Citrusource upfront payments. In addition, the year-over-year increase in credit facility borrowings reflected the higher capital spending in 2015, compared with 2014; repayment of $10.0 million of borrowings under the Second Lien Loan Agreement; and proceeds from the sale of the Fiber Business in 2014, which did not similarly occur in 2015, partially offset by increased operating cash flows and higher proceeds from the exercise of options and warrants in 2015, compared with 2014.

SUNOPTA INC.	68	December 31, 2016 10-K

Off – Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

The table below sets out our contractual obligations as at December 31, 2016:

		Payments due by Period
	Total	2017	2018-2019	2020-2021	Thereafter
	$	$	$	$	$
Bank indebtedness	201,494	201,494	-	-	-
Long-term debt	239,922	2,079	4,731	946	232,166
Interest on bank indebtedness and long-term debt(1)	138,652	27,811	44,475	44,222	22,144
Purchase commitments	218,690	218,690	-	-	-
Operating leases	107,143	26,959	43,817	23,890	12,477
Long-term liabilities	21,137	5,500	15,637	-	-
Commodity and foreign exchange contracts	(421)	(429)	8	-	-
	926,617	482,104	108,668	69,058	266,787

(1)

Interest on bank indebtedness is calculated based on scheduled repayments over the periods as indicated, using existing interest rates at December 31, 2016, as disclosed in note 11 to the consolidated financial statements included in Item 15 of this Form 10-K.

The preceding table excludes a liability for uncertain tax benefits totalling $0.5 million, as we cannot currently make a reliable estimate of the period in which the liability will be payable, if ever.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at December 31, 2016, we had $201.5 million and $239.9 million principal amount of variable and fixed rate debt, respectively, with weighted-average interest rates of 2.7% and 9.3%, respectively. A 100 basis-point change in interest rates would have an after-tax effect of $1.2 million on our earnings and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

As at December 31, 2016, most of our fixed rate debt was comprised of the Notes. If interest rates were to increase or decrease by 100 basis-points, the fair value of the Notes was would increase or decrease by approximately $10.0 million.

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional currency of our Canadian and Mexican operations is the U.S. dollar. The functional currency of our operations located in Europe are principally the euro. For these operations, gains (losses) on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive income within shareholders’ equity. We are exposed to foreign exchange rate fluctuations as the financial results of our European subsidiaries are translated into U.S. dollars on consolidation. A 10% change in the exchange rates for the euro would affect the carrying value of our net assets by approximately $5.7 million, with a corresponding impact to accumulated other comprehensive income.

SUNOPTA INC.	69	December 31, 2016 10-K

The euro depreciated against the U.S. dollar during 2016, with closing rates moving from $1.0859 at January 2, 2016 to $1.0553 at December 31, 2016. The Canadian dollar appreciated relative to the U.S. dollar in 2016, with closing rates moving from $0.7225 at January 2, 2016 to $0.7448 at December 31, 2016 for each U.S. dollar.

Our operations based in the U.S. have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The European operations are exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market. It is our intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose us to exchange rate fluctuations when converted into U.S. dollars. In addition, we enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at December 31, 2016, resulting in a gain of $1.0 million (January 2, 2016 - loss of $0.7 million), which is included in foreign exchange on the consolidated statements of operations.

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

We have a risk of loss from hedging activities if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at December 31, 2016, we owned 354,699 (January 2, 2016 – 216,180) bushels of corn with a weighted-average price of $3.17 (January 2, 2016 – $3.39) and 569,943 (January 2, 2016 – 399,985) bushels of soybeans with a weighted-average price of $10.74 (January 2, 2016 – $9.93) . As at December 31, 2016, we had a net short position on corn of 10,937 (January 2, 2016 – net short position of 12,357) bushels and a net short position on soybeans of 43,866 (January 2, 2016 – net short position of 30,760). An increase or decrease in commodity prices of either soy or corn of 10% would not result in a material change in the carrying value of these commodities.

In addition, we enter into forward contracts to hedge our cocoa and coffee positions in an effort to minimize price fluctuations. As at December 31, 2016, we had net open forward contracts to sell 142 lots of cocoa (January 2, 2016 – 144 lots) and 21 lots of coffee (January 2, 2016 – 13 lots). A 10% change in the commodity price of cocoa and coffee would impact the fair value of these derivative instruments by $0.2 million (January 2, 2016 – $0.4 million) and $0.1 million (January 2, 2016 – $0.1 million), respectively.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item are set forth immediately following the signature page to this Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

SUNOPTA INC.	70	December 31, 2016 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2016, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Deloitte LLP, Independent Registered Public Accounting Firm that also audited our consolidated financial statements for the year ended December 31, 2016, as stated in their reports which appear herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	71	December 31, 2016 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the internal control over financial reporting of SunOpta Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as at and for the year ended December 31, 2016 of the Company and our report dated March 2, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte LLP

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada
March 2, 2017

Item 9B. Other Information

None.

SUNOPTA INC.	72	December 31, 2016 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016 (the “2017 Proxy Statement”).

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2017 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the 2017 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2017 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2017 Proxy Statement.

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

SUNOPTA INC.	73	December 31, 2016 10-K

Exhibits	Description

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

3.8	Amended and Restated By-law No. 14, dated May 27, 2010 (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-3 filed on July 3, 2014).

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

4.3

Amended and Restated Shareholder Rights Plan Agreement, dated November 10, 2015, amended and restated as of April 18, 2016, between SunOpta Inc. and American Stock Transfer & Trust Company LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016).

4.4

Amended and Restated Certificate of Incorporation of SunOpta Foods Inc., setting forth the terms of its Series A Preferred Stock, which is exchangeable for Common Shares of SunOpta Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

4.5

Articles of Amendment of SunOpta Inc., setting forth the terms of its Special Shares, Series 1 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

SUNOPTA INC.	74	December 31, 2016 10-K

Exhibits	Description

4.6

Indenture, dated as of October 20, 2016, among SunOpta Foods, the guarantors named therein and U.S. Bank National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

4.7	Form of 9.5% Senior Secured Second Lien Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

4.8

Second Lien U.S. Security Agreement, dated as of October 20, 2016, among the grantors referred therein and the Notes Collateral Agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

4.9

Second Lien Canadian Security Agreement, dated as of October 20, 2016, among the grantors referred therein and the Notes Collateral Agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

4.10

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

10.7	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2014).

10.8†

Letter Agreement re Terms of Employment, dated October 10, 2011, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2015).

10.9†

Letter Agreement re Amendment of Terms of Employment, dated April 5, 2013, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2015).

SUNOPTA INC.	75	December 31, 2016 10-K

Exhibits	Description

10.10†

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

10.12†	Employment Agreement, dated July 6, 2015, between SunOpta Inc. and Hendrik Jacobs (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.13†	Separation Agreement, dated July 6, 2015, between SunOpta Inc. and Steven Bromley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.14

Commitment Letter dated July 30, 2015, among SunOpta Inc., SunOpta Foods Inc., Bank of Montreal and BMO Capital Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2015).

10.15+

Second Lien Loan Agreement, dated October 9, 2015, among SunOpta Inc., as Holdings, SunOpta Foods Inc., as the Borrower, Certain Subsidiaries of SunOpta Inc., as Subsidiary Guarantors and Loan Parties, the Several Lenders from Time to Time Parties Hereto, Bank of Montreal, as Administrative Agent and Collateral Agent, BMO Capital Markets Corp. and Co†peratieve Centrale Raiffeisen-Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2015).

10.16+

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

10.17

Support Agreement dated February 12, 2016, among SunOpta Inc., Wedge Acquisition Inc. and Wedge Acquisition Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016).

10.18

Second Amending Agreement, dated October 9, 2015, amending the Seventh Amended and Restated Credit Agreement, among SunOpta Inc. and SunOpta Foods, as Borrowers, Each of the Financial Institutions and Other Entities from Time to Time Parties Thereto, as Lenders, Certain Affiliates of the Borrowers, as Obligors, and Bank of Montreal, as Agent (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2016).

10.19†

Employment Agreement, dated July 6, 2015, between SunOpta Inc. and Edward Haft (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended January 2, 2016).

10.20†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016).

SUNOPTA INC.	76	December 31, 2016 10-K

Exhibits	Description

10.21†

Form of Incentive Stock Option Award Agreement under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).

10.22†

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).

10.23†

Form of 2016 Performance Share Unit Award Agreement under 2013 Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).

10.24†

Employment Agreement, dated March 17, 2013, by and between SunOpta Inc. and Michelle Coleman (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

10.25†

Employment Agreement, dated August 18, 2016, by and between SunOpta Inc. and Jill E. Barnett (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

10.26†

Employment Agreement, dated August 18, 2016, by and between SunOpta Inc. and James P. Gratzek (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

10.27†

Employment Agreement Amendment, dated August 18, 2016, by and between SunOpta Inc. and Edward Haft (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

10.28†

Employment Agreement Amendment, dated August 19, 2016, by and between The Organic Corporation B.V. and G.J.M. Versteegh (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

10.29†

Separation Agreement, dated August 22, 2016, by and between SunOpta Inc. and Daniel Turney (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

10.30

First Amendment, dated as of October 7, 2016, to the Credit Agreement, dated as of February 11, 2016, among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., each of the other borrowers and guarantors party thereto from time to time, the lenders party thereto from time to time, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent under the Dutch, and Bank of America, N.A, as Collateral Agent (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

10.31

First Amendment, dated as of October 7, 2016, to the Second Lien Loan Agreement, dated as of October 9, 2015, among SunOpta Inc., SunOpta Foods Inc., certain subsidiaries of SunOpta Inc., the several banks and other financial institutions or entities from time to time party thereto, and Bank of Montreal, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

SUNOPTA INC.	77	December 31, 2016 10-K

Exhibits	Description

10.32

Subscription Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

10.33

Investor Rights Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

10.34

Exchange and Support Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

10.35

Voting Trust Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

10.36†	Letter Agreement, dated November 8, 2016, between Hendrik Jacobs and SunOpta Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

10.37†	Letter Agreement, dated November 8, 2016, between Robert McKeracher and SunOpta Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

10.38†	Letter Agreement, dated November 8, 2016, between John Ruelle and SunOpta Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

10.39†	Letter Agreement, dated November 8, 2016, between Gerard Versteegh and SunOpta Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

10.40†

Employment Agreement, effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

10.41†

Restricted Stock Award Agreement, dated effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

10.42†

Stock Option Award Agreement, dated effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

10.43†

Performance Share Unit Award Agreement, dated effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

21*	List of subsidiaries.

23.1*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

SUNOPTA INC.	78	December 31, 2016 10-K

Exhibits	Description

31.1*	Certification by David Colo, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by David Colo, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+	Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	79	December 31, 2016 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

Date: March 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Colo David Colo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2017
/s/ Robert McKeracher Robert McKeracher	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2017
/s/ Dean Hollis Dean Hollis	Chair of the Board and Director	March 2, 2017
/s/ Margaret Shan Atkins Margaret Shan Atkins	Director	March 2, 2017
/s/ Al Bolles Al Bolles	Director	March 2, 2017
/s/ Michael Detlefsen Michael Detlefsen	Director	March 2, 2017
/s/ Katrina Houde Katrina Houde	Director	March 2, 2017
/s/ Brendan Springstubb Brendan Springstubb	Director	March 2, 2017
/s/ Gregg Tanner Gregg Tanner	Director	March 2, 2017

SUNOPTA INC.	80	December 31, 2016 10-K

SunOpta Inc.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F2
Consolidated Statements of Operations For the years ended December 31, 2016, January 2, 2016 and January 3, 2015	F3
Consolidated Statements of Comprehensive Earnings (Loss) For the years ended December 31, 2016, January 2, 2016 and January 3, 2015	F4
Consolidated Balance Sheets As at December 31, 2016 and January 2, 2016	F5
Consolidated Statements of Shareholders’ Equity As at and for the years ended December 31, 2016, January 2, 2016 and January 3, 2015	F6
Consolidated Statements of Cash Flows For the years ended December 31, 2016, January 2, 2016 and January 3, 2015	F7
Notes to Consolidated Financial Statements For the years ended December 31, 2016, January 2, 2016 and January 3, 2015	F9

SUNOPTA INC.	-F1-	December 31, 2016 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of SunOpta Inc.:

We have audited the accompanying consolidated balance sheets of SunOpta Inc. and subsidiaries (the “Company”) as at December 31, 2016 and January 2, 2016, and the related consolidated statements of operations, comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SunOpta Inc. and subsidiaries as at December 31, 2016 and January 2, 2016, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte LLP

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada
March 2, 2017

SUNOPTA INC.	-F2-	December 31, 2016 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$

Revenues	1,346,731	1,145,134	1,102,745

Cost of goods sold	1,220,779	1,034,772	980,640

Gross profit	125,952	110,362	122,105

Selling, general and administrative expenses	98,681	85,754	80,365
Intangible asset amortization	11,282	4,951	2,036
Other expense (income), net (note 15)	28,292	12,151	(2,220)
Goodwill impairment (note 9)	17,540	-	-
Foreign exchange loss (gain)	1,243	(1,641)	(1,993)

Earnings (loss) from continuing operations before the following	(31,086)	9,147	43,917

Interest expense, net (note 11)	43,275	15,669	3,943
Impairment loss on investment (note 16)	-	-	8,441

Earnings (loss) from continuing operations before income taxes	(74,361)	(6,522)	31,533

Provision for (recovery of) income taxes (note 17)	(23,797)	(3,390)	12,043

Earnings (loss) from continuing operations	(50,564)	(3,132)	19,490

Discontinued operations (note 3)
Loss from discontinued operations	(1,993)	(17,377)	(15,993)
Gain (loss) on classification as held for sale	560	(10,515)	-
Gain on sale of discontinued operation	-	-	2,888
Recovery of (provision for) income taxes	599	(402)	2,000
Loss from discontinued operations attributable to non-controlling interests	264	8,819	4,911
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(19,475)	(6,194)

Earnings (loss)	(51,134)	(22,607)	13,296

Earnings (loss) attributable to non-controlling interests	54	(136)	195

Earnings (loss) attributable to SunOpta Inc.	(51,188)	(22,471)	13,101

Earnings (loss) per share – basic (note 18)
-from continuing operations	(0.61)	(0.04)	0.29
-from discontinued operations	(0.01)	(0.27)	(0.09)
	(0.62)	(0.31)	0.20

Earnings (loss) per share – diluted (note 18)
-from continuing operations	(0.61)	(0.04)	0.28
-from discontinued operations	(0.01)	(0.27)	(0.09)
	(0.62)	(0.31)	0.19

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F3-	December 31, 2016 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All dollar amounts expressed in thousands of U.S. dollars)

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$

Earnings (loss) from continuing operations	(50,564)	(3,132)	19,490
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(19,475)	(6,194)
Earnings (loss)	(51,134)	(22,607)	13,296

Change in fair value of interest rate swaps, net of income taxes	-	(129)	20
Reclassification adjustment for loss included in earnings	-	339	-
Unrealized gain on interest rate swap, net	-	210	20

Currency translation adjustment	(2,042)	(5,155)	(5,148)

Other comprehensive loss, net of income taxes	(2,042)	(4,945)	(5,128)

Comprehensive earnings (loss)	(53,176)	(27,552)	8,168

Comprehensive loss attributable to non-controlling interests	(355)	(9,565)	(4,669)

Comprehensive earnings (loss) attributable to SunOpta Inc.	(52,821)	(17,987)	12,837

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F4-	December 31, 2016 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at December 31, 2016 and January 2, 2016
(All dollar amounts expressed in thousands of U.S. dollars)

	December 31, 2016	January 2, 2016
	$	$

ASSETS
Current assets
Cash and cash equivalents	1,251	2,274
Accounts receivable (note 6)	157,369	117,412
Inventories (note 7)	368,482	371,223
Prepaid expenses and other current assets	19,794	20,088
Current income taxes recoverable	2,801	21,728
Current assets held for sale (note 3)	-	64,330
Total current assets	549,697	597,055

Property, plant and equipment (note 8)	162,239	176,513
Goodwill (note 9)	223,611	241,690
Intangible assets (note 9)	183,524	195,008
Deferred income taxes (note 17)	1,045	958
Other assets	9,442	7,979

Total assets	1,129,558	1,219,203

LIABILITIES
Current liabilities
Bank indebtedness (note 11)	201,494	159,773
Accounts payable and accrued liabilities (note 10)	173,745	151,831
Customer and other deposits	2,543	5,322
Income taxes payable	5,661	1,720
Other current liabilities	1,016	1,521
Current portion of long-term debt (note 11)	2,079	1,773
Current portion of long-term liabilities	5,500	5,243
Current liabilities held for sale (note 3)	-	52,486
Total current liabilities	392,038	379,669

Long-term debt (note 11)	229,008	321,222
Long-term liabilities	15,354	17,809
Deferred income taxes (note 17)	44,561	74,324
Total liabilities	680,961	793,024

Series A Preferred Stock (note 12)	79,184	-

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 85,743,958 shares issued (January 2, 2016 - 85,417,849) (note 13)	300,426	297,987
Additional paid-in capital	25,522	22,327
Retained earnings	53,838	106,838
Accumulated other comprehensive loss	(13,104)	(6,113)
	366,682	421,039
Non-controlling interests	2,731	5,140
Total equity	369,413	426,179

Total equity and liabilities	1,129,558	1,219,203

Commitments and contingencies (note 21)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	December 31, 2016 10-K

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	income (loss)	interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2013	66,528	186,376	19,323	116,208	3,397	17,308	342,612

Employee share purchase plan	52	627	-	-	-	-	627
Stock incentive plan	494	3,665	(1,234)	-	-	-	2,431
Stock-based compensation	-	-	4,401	-	-	-	4,401
Earnings from continuing operations	-	-	-	19,295	-	195	19,490
Loss from discontinued operations, net of income taxes	-	-	-	(6,194)	-	(4,911)	(11,105)
Currency translation adjustment	-	-	-	-	(5,188)	40	(5,148)
Change in fair value of interest rate swaps, net of income taxes	-	-	-	-	13	7	20

Balance at January 3, 2015	67,074	190,668	22,490	129,309	(1,778)	12,639	353,328

Issuance of common shares, net	16,670	95,654	-	-	-	-	95,654
Employee share purchase plan	55	590	-	-	-	-	590
Stock incentive plan	769	5,033	(1,739)	-	-	-	3,294
Warrants	850	6,042	(2,163)	-	-	-	3,879
Stock-based compensation	-	-	4,757	-	-	-	4,757
Loss from continuing operations	-	-	-	(2,996)	-	(136)	(3,132)
Loss from discontinued operations, net of income taxes	-	-	-	(19,475)	-	(8,819)	(28,294)
Currency translation adjustment	-	-	-	-	(4,474)	(681)	(5,155)
Change in fair value of interest rate swaps, net of income taxes	-	-	-	-	139	71	210
Non-controlling interest from acquisition of business	-	-	-	-	-	1,781	1,781
Acquisition of non-controlling interest	-	-	(1,018)	-	-	285	(733)

Balance at January 2, 2016	85,418	297,987	22,327	106,838	(6,113)	5,140	426,179

Employee share purchase plan	83	391	-	-	-	-	391
Stock incentive plan	243	2,048	(953)	-	-	-	1,095
Stock-based compensation	-	-	4,148	-	-	-	4,148
Dividends and accretion on Series A Preferred Stock (note 12)	-	-	-	(1,812)	-	-	(1,812)
Loss from continuing operations	-	-	-	(50,618)	-	54	(50,564)
Loss from discontinued operations, net of income taxes (note 3)	-	-	-	(570)	-	(264)	(834)
Disposition of discontinued operation (note 3)	-	-	-	-	(5,094)	(2,054)	(7,148)
Currency translation adjustment	-	-	-	-	(1,897)	(145)	(2,042)

Balance at December 31, 2016	85,744	300,426	25,522	53,838	(13,104)	2,731	369,413

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	December 31, 2016 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All dollar amounts expressed in thousands of U.S. dollars)

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$

CASH PROVIDED BY (USED IN)
Operating activities
Earnings (loss)	(51,134)	(22,607)	13,296
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(19,475)	(6,194)
Earnings (loss) from continuing operations	(50,564)	(3,132)	19,490

Items not affecting cash:
Depreciation and amortization	34,150	21,007	15,641
Acquisition accounting adjustment on inventory sold (note 2)	15,000	4,000	-
Amortization and write-off of debt issuance costs (note 11)	11,301	5,895	375
Deferred income taxes	(29,850)	(4,038)	(3,489)
Stock-based compensation	4,148	4,366	3,906
Unrealized loss (gain) on derivative instruments (note 5)	(547)	143	176
Fair value of contingent consideration (note 15)	(1,158)	884	(1,373)
Impairment of long-lived assets (note 15)	13,257	-	-
Goodwill impairment (note 9)	17,540	-	-
Impairment loss on investment (note 16)	-	-	8,441
Loss (gain) on disposal of assets (note 15)	145	251	(1,386)
Other	190	739	27
Changes in non-cash working capital, net of businesses acquired (note 19)	(12,891)	(3,685)	(24,318)
Net cash flows from operating activities - continuing operations	721	26,430	17,490
Net cash flows from operating activities - discontinued operations	758	4,814	7,325
	1,479	31,244	24,815
Investing activities

Purchases of property, plant and equipment	(22,560)	(31,186)	(17,671)
Acquisition of businesses, net of cash acquired (note 2)	-	(490,715)	-
Proceeds from sale of assets	254	1,138	5,833
Other	700	(822)	188
Net cash flows from investing activities - continuing operations	(21,606)	(521,585)	(11,650)
Net cash flows from investing activities - discontinued operations	1,754	(1,235)	34,538
	(19,852)	(522,820)	22,888
Financing activities
Increase (decrease) under line of credit facilities (note 11)	236,976	85,968	(40,953)
Repayment of line of credit facilities (note 11)	(192,677)	-	-
Borrowings under long-term debt (note 11)	231,430	330,135	-
Repayment of long-term debt (note 11)	(322,004)	(11,018)	(910)
Issuance of Series A Preferred Stock, net (note 12)	78,963	-	-
Payment of debt issuance costs	(13,017)	(15,966)	(34)
Payment of contingent consideration (notes 1 and 5)	(4,554)	(204)	(800)
Proceeds from the exercise of stock options and employee share purchases	1,486	3,884	3,058
Proceeds from the issuance of common shares, net	-	94,080	-
Proceeds from the exercise of warrants	-	3,879	-
Other	168	(781)	244
Net cash flows from financing activities - continuing operations	16,771	489,977	(39,395)
Net cash flows from financing activities - discontinued operations	(1,180)	(4,304)	(7,066)
	15,591	485,673	(46,461)

Foreign exchange gain (loss) on cash held in a foreign currency	52	(54)	159

Increase (decrease) in cash and cash equivalents during the year	(2,730)	(5,957)	1,401

Discontinued operations cash activity included above:
Add: Balance included at beginning of year	1,707	2,170	4,084
Less: Balance included at end of year	-	(1,707)	(2,170)

Cash and cash equivalents - beginning of the year	2,274	7,768	4,453

Cash and cash equivalents - end of the year	1,251	2,274	7,768

SUNOPTA INC.	-F7-	December 31, 2016 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All dollar amounts expressed in thousands of U.S. dollars)

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$

Non-cash investing and financing activities
Accrued cash dividends on Class A Preferred Stock (note 12)	(1,590)	-	-
Proceeds on disposition of discontinued operation, note receivable (note 3)	1,537	-	-
Acquisition of business, working capital adjustment (note 2)	-	82	-
Acquisition of business, settlement of pre-existing relationship (note 2)	-	(749)	-
Acquisition of business, contingent consideration at fair value (note 2)	-	(20,330)	-

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F8-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
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

Basis of Presentation

These consolidated financial statements have been prepared by the Company in United States (“U.S.”) dollars and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and those of its wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation.

Comparative Balances

The Company has reclassified contingent consideration payments of $0.2 million and $0.8 million for the years ended January 2, 2016 and January 3, 2015, respectively, from investing activities to financing activities on the consolidated statements of cash flows to conform with the presentation adopted by the Company in the current fiscal year in accordance with Accounting Standard Update (“ASU”) 2016-15, as described below under “Recent Accounting Pronouncements”.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2016 and 2015 were each 52-week periods ending on December 31, 2016 and January 2, 2016, respectively, whereas fiscal year 2014 was a 53-week period ending on January 3, 2015. Fiscal year 2017 will be a 52-week period ending on December 30, 2017, with quarterly periods ending on April 1, July 1 and September 30, 2017.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Areas involving significant estimates and assumptions include: allocation of the purchase price of acquired businesses; inventory valuation reserves; income tax liabilities and assets, and related valuation allowances; provisions for loss contingencies related to claims and litigation; fair value of contingent consideration liabilities; useful lives of property, plant and equipment and intangible assets; expected future cash flows used in evaluating long-lived assets for impairment; fair value of investments; and reporting unit fair values in testing goodwill for impairment. The estimates and assumptions made require judgment on the part of management and are based on the Company’s historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the general business environment changes.

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

SUNOPTA INC.	-F9-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
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

Foreign Currency Translation

The assets and liabilities of the Company’s operations having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average rate for the reporting period for revenue and expense items. The cumulative currency translation adjustment is recorded as a component of accumulated other comprehensive income in shareholders’ equity. Foreign currency gains and losses related to the remeasurement of the Company’s Mexican operation into its U.S. dollar functional currency are recognized in earnings.

Exchange gains and losses on transactions occurring in a currency other than an operation’s functional currency are recognized in earnings.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less.

SUNOPTA INC.	-F10-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Accounts Receivable

Accounts receivable includes trade receivables that are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. As at December 31, 2016 and January 2, 2016, no customer’s balance represented 10% or more of the Company’s consolidated trade receivables balance.

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

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment in the fourth quarter of each fiscal year. The Company performs a quantitative test for goodwill impairment by comparing the carrying amount of each reporting unit to its estimated fair value (Step 1). If the carrying amount exceeds the reporting unit’s fair value, there is a potential impairment of goodwill. Any impairment of goodwill is measured by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill is determined by deducting the fair value of all the assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1.

Intangible Assets

The Company’s finite-lived intangible assets consist of customer and other relationships, patents and trademarks, and other intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

SUNOPTA INC.	-F11-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Customer and other relationships	10 - 25 years
Patents and trademarks	15 years
Other	5 - 15 years

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable through undiscounted future cash flows. If impairment exists based on expected future undiscounted cash flows, a loss is recognized in earnings. The amount of the impairment loss is the excess of the carrying amount of the impaired asset over the fair value of the asset, typically determined using a discounted cash flow analysis (income approach).

Derivative Instruments

The Company is exposed to fluctuations in commodity prices and foreign currency exchange. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks, including exchange-traded commodity futures, commodity forward purchase and sale contracts and forward foreign exchange contracts. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in earnings or other comprehensive earnings, based on whether the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As at December 31, 2016, the Company utilized the following derivative instruments to manage commodity and foreign currency risks:

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

  Forward foreign exchange contracts to minimize exchange rate fluctuations relating to foreign currency denominated purchase and sale contracts and accounts payable and receivable. Forward foreign exchange contracts designated as hedges are marked-to-market with the effective portion of the gain or loss recognized in other comprehensive earnings and subsequently recognized in earnings in the same period the hedged item affects earnings. Gains and losses on forward exchange contracts not specifically designated as hedging instruments are included in foreign exchange gain/loss on the consolidated statements of operations.

Debt Issuance Costs

Costs incurred in connection with obtaining debt financing are deferred and amortized over the term of the financing arrangement using the effective interest method. Costs incurred to secure revolving lines of credit are recorded in other long-term assets. All other debt issuance costs are recorded as a direct deduction from the related debt liability.

SUNOPTA INC.	-F12-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
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

Stock Incentive Plan

The Company maintains a stock incentive plan under which stock options and other stock-based awards may be granted to selected employees and directors. The Company measures stock-based awards at fair value as of the date of grant. Compensation expense is recognized on a straight-line basis over vesting period of the entire stock-based award based on the estimated number of awards that are expected to vest. When exercised, stock-based awards are settled through the issuance of common shares and are therefore treated as equity awards.

Revenue Recognition

Revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed or determinable, and collection is reasonably assured. Revenue is recognized when title and possession of the product has transferred to the customer. Possession is transferred to the customer at the time of shipment from the Company’s facility or at the time of delivery to a specified destination depending on the contractual terms of the sale. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale. These reductions are estimated based on contractual sales terms with customers and historical payment experience.

Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding during the year. Earnings available to common shareholders is computed by deducting dividends and accretion on convertible preferred stock from earnings attributable to SunOpta Inc. The potential diluted effect of stock options and other stock-based awards is computed using the treasury stock method whereby the weighted-average number of common shares used in the basic earnings per share calculation is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued at the beginning of the year. The potential dilutive effect of convertible preferred stock is computed using the if-converted method whereby dividends and accretion on the convertible preferred stock are added back to the numerator, and the common shares resulting from the assumed conversion of the convertible preferred stock are included in the denominator of the diluted earnings per share calculation.

SUNOPTA INC.	-F13-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
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

The Company recognizes an asset for insurance recoveries when a loss event has occurred and recovery is considered probable, to the extent that the potential recovery does not exceed the loss recognized.

Recent Accounting Pronouncements

In February 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (that is, Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (that is, measure the charge based on Step 1 of the current goodwill impairment model). The guidance is effective on a prospective basis for interim and annual goodwill impairment testing dates after January 1, 2020; however, early adoption is permitted for testing dates after January 1, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flow, including contingent consideration payments made after a business combination. As permitted, the Company elected to early adopt the guidance as at December 31, 2016 on a retrospective basis. Accordingly, the Company has classified contingent consideration payments of $4.6 million, $0.2 million and $0.8 million for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, respectively, as financing activities on the consolidated statements of cash flows. Prior to the adoption of ASU 2016-15, contingent consideration payments were presented by the Company as investing activities on the consolidated statements of cash flows.

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected versus incurred credit losses for most financial assets. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which is intended to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Under the new guidance, companies will record excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. In addition, the guidance permits companies to elect to recognize forfeitures of share-based payments as they occur, rather than estimating the number of awards expected to be forfeited as is currently required. This guidance is effective for annual and interim periods beginning after December 15, 2016. The Company has adopted ASU 2016-09 effective January 1, 2017, and has elected upon adoption to recognize forfeitures of stock-based awards as they occur versus estimating at the time of grant. This election will be applied on modified retrospective basis, with the cumulative effect of the transition recognized as adjustment to retained earnings as at January 1, 2017. The adoption of other amendments to the accounting for share-based payments upon the adoption of ASU 2016-09 are not expected to result in a significant cumulative effect adjustment to retained earnings as at January 1, 2017. Commencing January 1, 2017, the Company will recognize excess tax benefits and deficiencies in the provision for income taxes on its consolidated statements of operations and as an operating activity on the consolidated statements of cash flows.

SUNOPTA INC.	-F14-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. During 2016, the FASB issued ASU 2016-08, ASU 2016-10, 2016-11, 2016-12, and 2016-20 all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09, as amended, will be effective for annual and interim periods beginning on or after December 15, 2017, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is permitted only as of annual and interim reporting periods beginning on or after December 15, 2016; however, the Company has elected not to early adopt the standard.

The Company currently expects to adopt the standard using the modified retrospective approach; however, that expectation is subject to change once the Company completes its evaluation and quantification of the impact of the guidance. With the assistance of a third party, the Company has begun a preliminary assessment of ASU 2014-09 and has started to analyze its significant customer relationships to determine the effects of the new guidance. Once this analysis is completed, the Company will work towards establishing policies, updating its processes, and implementing necessary changes to be able to comply with the new requirements.

The Company is continuing to assess the impact that the adoption of ASU 2014-09 will have on its consolidated financial statements. In particular, the Company is assessing under the new guidance whether its existing contracts with customers to produce private label consumer products would permit the Company to recognize revenue over time versus at a point in time, based on whether a given product has an alternative use or not and whether there is an enforceable right to payment under the contract for product produced to date. The Company has not completed its assessment or determined whether a change to recognizing revenue over time, if required, would have a significant impact on the Company’s reported revenues and earnings.

SUNOPTA INC.	-F15-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
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

Total consideration for the Sunrise Acquisition was $472.7 million in cash paid at the acquisition date, which included the repayment of all outstanding obligations under Sunrise’s senior credit facility in the amount of $171.5 million. In addition, the total consideration included $23.0 million paid by the Company to the holders of Sunrise stock options. As all outstanding Sunrise stock options vested upon the consummation of the Sunrise Acquisition, pursuant to the terms of Sunrise’s pre-existing stock option agreements, the cash consideration paid to the option holders was attributed to services prior to the Sunrise Acquisition and included as a component of the purchase price. The total consideration also included $20.9 million paid by the Company to settle acquisition-related transaction costs incurred by Sunrise in connection with the Sunrise Acquisition. As none of these costs were incurred by Sunrise on behalf of the Company, the cash consideration paid to settle these costs was included as a component of the purchase price.

The following table summarizes the fair values of the assets acquired and liabilities assumed as at the acquisition date:

$
Cash and cash equivalents	1,728
Accounts receivable(1)	26,090
Inventories(2)	124,829
Income taxes recoverable	12,025
Other current assets	3,982
Property, plant and equipment(3)	46,068
Intangible assets(4)	170,000
Accounts payable and accrued liabilities	(24,169)
Long-term debt, including current portion	(7,620)
Deferred income taxes, net	(75,193)
Net identifiable assets acquired	277,740
Goodwill(5)	196,709
Non-controlling interest(6)	(1,781)
Net assets acquired	472,668

(1)	The gross amount of accounts receivable acquired was $26.2 million, of which the Company expected $0.2 million to be uncollectible.

(2)

Includes an estimated fair value adjustment to inventory of $19.0 million, of which $15.0 million and $4.0 million was recognized in costs of goods sold for inventory sold during 2016 and in the fourth quarter of 2015, respectively.

(3)	Includes an estimated fair value adjustment to property, plant and equipment of $3.7 million.

(4)

The identified intangible assets relate to customer relationships in existence at the acquisition date between Sunrise and major U.S. retail and foodservice customers. The customer relationships intangible assets will be amortized over an estimated weighted-average useful life of approximately 23 years. The estimated fair value of the intangible asset was determined using a discounted cash flow analysis (income approach), which applied a risk-adjusted discount rate of approximately 12.0% ..

SUNOPTA INC.	-F16-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
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

The following table summarizes the fair value of the consideration transferred as at the acquisition date:

	Provisional
	Amounts		Final Amounts
	Recognized as at	Measurement	Recognized as at
	the Acquisition	Period	the Acquisition
	Date	Adjustment(1)	Date
	$	$	$
Cash	6,475	-	6,475
Preliminary working capital adjustment	237	(292)	(55)
Contingent consideration(2)	2,330	-	2,330
Total consideration transferred	9,042	(292)	8,750

(1)

The measurement period adjustment reflects the final determination of net working capital as at the acquisition date. This adjustment did not have a significant impact on the Company’s consolidated results of operations.

(2)

The Company agreed to pay the owners of Niagara Natural an additional amount of up to approximately $2.8 million over a period of two years subject to adjustment based on certain performance targets. The fair value of the contingent consideration was determined to be $2.3 million as of the acquisition date. On May 5, 2016, the Company and the owners of Niagara Natural entered into an agreement to settle the contingent consideration obligation in exchange for a one-time cash payment of $0.6 million. In the second quarter of 2016, the Company recognized a gain of $1.7 million in connection with this settlement, based on the difference between the fair value of the contingent consideration obligation and the cash payment, which is recorded in other expense on the consolidated statement of operations for the year ended December 31, 2016.

SUNOPTA INC.	-F17-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
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

Citrusource, LLC

On March 2, 2015, the Company acquired 100% of the issued and outstanding units of Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S. The acquisition of Citrusource has been accounted for as a business combination under the acquisition method of accounting. The results of Citrusource have been included in the Company’s consolidated financial statements since the date of acquisition and are reported in the Consumer Products operating segment. The acquisition of Citrusource aligned with the Company’s strategy of growing its value-added consumer products portfolio and leveraging its integrated operating platform.

The following table summarizes the fair value of the consideration transferred as at the acquisition date:

$
Cash	13,300
Working capital adjustment	(319)
Settlement of pre-existing relationship	749
Contingent consideration(1)	18,000
Total consideration transferred	31,730

(1)

The contingent consideration arrangement with the former unitholders of Citrusource comprises two components: (i) deferred consideration calculated based on a seven-times multiple of the incremental growth in Citrusource’s earnings before interest, taxes, depreciation and amortization (“EBITDA”) in fiscal year 2015 versus EBITDA for fiscal year 2014; and (ii) an earn-out calculated based on 25% of the incremental growth in the sum of Citrusource’s EBITDA and the EBITDA of the Company’s San Bernardino, California, juice facility (the “Combined EBITDA”) in each of fiscal years 2016, 2017 and 2018 versus the Combined EBITDA for fiscal year 2015. There are no upper limits to the amount of each of the components. The fair value measurement of the contingent consideration arrangement was determined to be approximately $18.0 million as at the acquisition date, based on a probability-weighted present value analysis, of which approximately $15.0 million was related to the deferred consideration and approximately $3.0 million is related to the earn-out. The deferred consideration is payable in four equal annual installments commencing in 2016. In the second quarter of 2016, the Company paid the first installment in the amount of $3.9 million. Of the remaining deferred consideration obligation, approximately $4.0 million is included in current portion of long-term liabilities and approximately $7.0 million is included in long-term liabilities on the consolidated balance sheets as at December 31, 2016. The earn-out obligation is also included in long-term liabilities on the consolidated balance sheet as at December 31, 2016. The fair value of the contingent consideration arrangement is based on significant level 3 unobservable inputs, including the following factors: (i) estimated range of EBITDA values in each of the earn-out periods; and (ii) the probability-weighting applied to each of the EBITDA values within the estimated range for each earn-out period. The resultant probability-weighted EBITDA values for each earn-out period were discounted at a credit risk-adjusted discount rate of approximately 3.5% .

SUNOPTA INC.	-F18-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The terms of the earn-out component of the contingent consideration arrangement will be amended by the Company and former unitholders of Citrusource as a consequence of the closure of the San Bernardino juice facility (see note 15). The fair value of the amended earn-out is expected to be commensurate with the fair value measured as at December 31, 2016.

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

Opta Minerals Inc.

On February 11, 2016, Opta Minerals entered into a definitive acquisition agreement, pursuant to which Speyside Equity Fund I LP (“Speyside”) agreed to acquire substantially all of the issued and outstanding shares of Opta Minerals, of which the Company owned approximately 66%. The acquisition agreement was approved by Opta Minerals’ Boards of Directors, which recommended that Opta Minerals’ shareholders approve the transaction. Also on February 11, 2016, the Company entered into a support agreement pursuant to which it irrevocably agreed to vote all of its Opta Minerals’ shares in favor of the transaction. The acquisition of Opta Minerals by Speyside was completed on April 6, 2016, following a vote of the shareholders of Opta Minerals in favor of the transaction on March 31, 2016.

SUNOPTA INC.	-F19-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Upon closing of the transaction, the Company received aggregate gross proceeds of $4.8 million (C$6.2 million), of which $3.2 million (C$4.2 million) was received in cash, and $1.5 million (C$2.0 million) was received in the form of a subordinated promissory note bearing interest at 2.0% per annum that will mature on October 6, 2018. In the first quarter of 2016, the Company recognized direct costs related to the sale of Opta Minerals of $0.8 million. The sale of Company’s equity interest in Opta Minerals was consistent with its objective of divesting its non-core assets in order to become a pure-play healthy and organic foods company. The Company has no significant continuing involvement with Opta Minerals.

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

Fiber and Starch Business

On December 22, 2014, the Company completed the sale of its fiber and starch business (the “Fiber Business”) for $37.5 million, subject to certain closing adjustments. The Fiber Business included five facilities located in Louisville, Kentucky, Cedar Rapids, Iowa, Cambridge, Minnesota, Fosston, Minnesota, and Galesburg, Illinois. The Fiber Business was formerly part of the former Value Added Ingredients operating segment. The Company continues to operate both its integrated grain- and fruit-based ingredient businesses, which were not part of the sale, and which previously formed the remainder of the former Value Added Ingredients operating segment.

SUNOPTA INC.	-F20-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
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

Major Components of Operating Results Reported in Discontinued Operations

The following table reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statements of operations:

	December 31,
	2016 (1)	January 2, 2016	January 3, 2015
	$	$	$
Revenues	24,896	113,805	180,793
Cost of goods sold(2)	(22,133)	(99,256)	(154,629)
Selling, general and administrative expenses	(3,024)	(11,170)	(19,108)
Intangible asset amortization	-	(1,987)	(2,236)
Goodwill impairment	-	-	(10,975)
Other expense, net(3)	(794)	(15,097)	(4,801)
Foreign exchange gain (loss)	(454)	717	(1,216)
Interest expense	(484)	(4,389)	(3,821)
Loss before income taxes	(1,993)	(17,377)	(15,993)
Gain (loss) on classification as held for sale before income taxes	560	(10,515)	-
Gain on sale before income taxes	-	-	2,888
Total pre-tax loss from discontinued operations	(1,433)	(27,892)	(13,105)
Recovery of (provision for) income taxes	599	(402)	2,000
Loss from discontinued operations	(834)	(28,294)	(11,105)
Loss from discontinued operations attributable to non-controlling interest	264	8,819	4,911
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(19,475)	(6,194)

(1)	For the year ended December 31, 2016, no depreciation or amortization was recorded on Opta Minerals’ long-lived assets as these assets were classified as held for sale.

(2)	For the year ended December 31, 2016, cost of goods sold includes a charge related to the write-down of inventory of Opta Minerals of $0.8 million.

(3)

For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, other expense, net includes charges related to the impairment of long-lived assets of Opta Minerals of $0.4 million, $12.4 million and $3.8 million, respectively.

SUNOPTA INC.	-F21-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

4.	Product Recall

During the second quarter of 2016, the Company announced a voluntary recall of certain roasted sunflower kernel products produced at its Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. The affected sunflower products originated from the Crookston facility between May 31, 2015 and April 21, 2016. For the year ended December 31, 2016, the Company recognized estimated losses of $40.0 million related to this recall, reflecting the estimated cost of the affected sunflower kernel products expected to be returned to or replaced by the Company and the estimated cost to reimburse customers for costs incurred by them related to the recall of their retail products that contain the affected sunflower kernels as an ingredient or component. However, these losses do not reflect costs associated with the interruption of production at the Crookston facility for the period from April 21, 2016 to the time regular production resumed on or about May 15, 2016, subject to a positive release protocol, or the costs to put into place corrective and preventive actions at the Company’s roasting facilities. The Company’s remediation efforts are ongoing, and it expects to continue to incur related costs, which may be material.

The Company’s estimates of the losses related to the recall are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. The Company’s estimates reflect the amount of losses that it determined as at December 31, 2016 to be both probable and reasonably estimable. The Company may need to revise its estimates in subsequent periods as the Company continues to work with its customers and insurance providers to substantiate the claims received to date and any additional claims that may be received. These revisions may occur at any time and may be material.

Based on an assessment of the effect on future cash flows of lower anticipated sales demand and higher expected production and capital costs as a result of the recall, the Company determined that the impact of the recall on the fair value of the sunflower reporting unit reflected an impairment of the associated goodwill, resulting in a $17.5 million charge recorded in the fourth quarter of 2016 (see note 9). The Company’s assessment, however, determined that the carrying values of the property, plant and equipment and intangible assets of the sunflower reporting unit were recoverable as at December 31, 2016.

The Company has general liability and product recall insurance policies with aggregate limits of $47.0 million under which it is expecting to recover recall-related costs, less applicable deductibles. The Company recognizes expected insurance recoveries in the period in which the recoveries are determined to be probable of realization. Accordingly, for the year ended December 31, 2016, the Company recorded estimated insurance recoveries of $39.4 million for the losses recognized to-date related to the recall. However, the Company may not recover amounts equal to the amount of the losses that have been or may be recognized if those losses exceed the coverage available or are excluded under the insurance policies, in which case these excess or excluded losses would be paid by the Company and recognized as a charge to future earnings.

As at December 31, 2016, $39.8 million of the estimated recall-related costs were unsettled and were recorded in accounts payable and accrued liabilities on the consolidated balance sheet (see note 10). These costs were offset by the corresponding estimated insurance recoveries of $37.4 million included in accounts receivable on the consolidated balance sheet as at December 31, 2016 (see note 6), which is net of a $2.0 million advance the Company received from its insurance providers prior to December 31, 2016. Subsequent to December 31, 2016, the Company settled an individual customer claim for an amount of $6.5 million, which settlement was fully funded under the Company’s general liability and product recall insurance policies.

SUNOPTA INC.	-F22-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5.	Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as at December 31, 2016 and January 2, 2016:

				December 31, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	787	43	744	-
	Unrealized short-term derivative liability	(916)	-	(916)	-
	Unrealized long-term derivative liability	(8)	-	(8)	-
(b)	Inventories carried at market(2)	8,231	-	8,231	-
(c)	Forward foreign currency contracts(3)	1,345	-	1,345	-
(d)	Contingent consideration(4)	(15,279)	-	-	(15,279)
(e)	Embedded derivative(5)	2,944	-	-	2,944

					January 2, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	748	-	748	-
	Unrealized long-term derivative asset	21	-	21	-
	Unrealized short-term derivative liability	(1,417)	(10)	(1,407)	-
	Unrealized long-term derivative liability	(36)	-	(36)	-
(b)	Inventories carried at market(2)	5,945	-	5,945	-
(c)	Forward foreign currency contracts(3)	311	-	311	-
(d)	Contingent consideration(4)	(21,010)	-	-	(21,010)
(e)	Embedded derivative(5)	3,409	-	-	3,409

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

SUNOPTA INC.	-F23-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the year ended December 31, 2016, the Company recognized a gain of $0.5 million (January 2, 2016 – loss of $0.1 million; January 3, 2015 – loss of $0.2 million) related to changes in the fair value of these derivatives.

As at December 31, 2016, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	312	526
Forward commodity sale contracts	(317)	(1,095)
Commodity futures contracts	(360)	(45)

In addition, as at December 31, 2016, the Company had open forward contracts to sell 142 lots of cocoa and 21 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the CBoT. Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at December 31, 2016, the Company had 354,699 bushels of commodity corn and 569,943 bushels of commodity soybeans in inventories carried at market.

(c)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. While these forward foreign exchange contracts typically represent economic hedges that are not designated as hedging instruments, certain of these contracts may be designated as hedges. As at December 31, 2016 the Company had open forward foreign exchange contracts with a notional value of €35.4 million ($38.8 million). Gains and losses on changes in the fair value of these derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the year ended December 31, 2016, the Company recognized a gain of $1.0 million (January 2, 2016 – loss of $0.7 million; January 3, 2015 – gain of $1.4 million) related to changes in the fair value of these derivatives.

(d)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows.

SUNOPTA INC.	-F24-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table presents a reconciliation of contingent consideration obligations for the years ended December 31, 2016 and January 2, 2016:

	December 31, 2016	January 2, 2016
	$	$
Balance, beginning of year	(21,010)	-
Issuances(1)	-	(20,330)
Fair value adjustment(2)	1,158	(884)
Payments(3)	4,554	204
Foreign exchange	19	-
Balance, end of year	(15,279)	(21,010)

(1)	For the year ended January 2, 2016, reflects the fair value of the Citrusource and Niagara Natural contingent consideration arrangements as measured at the respective acquisition dates (see note 2).
(2)

For the year ended December 31, 2016, reflects the gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural (see note 2) and an adjustment to the contractual amount owing to a former shareholder of, as well as the accretion for the time value of money related to the Citrusource and Niagara Natural obligations. For the year ended January 2, 2016, reflects accretion for the time value of money related to the Citrusource and Niagara Natural obligations. In addition, includes contractual amount owing to former shareholders of Organic Land Corporation OOD (“OLC”), which was acquired by the Company on December 31, 2012, for their share of a government subsidy obtained in 2015. Fair value adjustments are included in other income/expense (see note 15).

(3)

For the year ended December 31, 2016, reflects the first installment payment of deferred consideration to the former unitholders of Citrusource and cash settlement of the contingent consideration obligation related to the acquisition of Niagara Natural (see note 2). For the year ended January 2, 2016, reflects payment to one of the former shareholders of OLC.

(e)	Embedded derivative

On August 5, 2011 and August 29, 2014, the Company invested $0.5 million and $0.9 million, respectively, in convertible subordinated notes issued by Enchi Corporation (“Enchi”), a developer of advanced bioconversion products for the renewable fuels industry, of which $0.2 million principal amount remained outstanding as at January 2, 2016. The Company’s investment in subordinated convertible notes of Enchi includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5.1 million. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. On April 15, 2016, the Company received a distribution from Enchi of $0.7 million, which was applied to repay the remaining $0.2 million principal amount of the convertible subordinated notes, with the balance of $0.5 million applied against the carrying value of the embedded derivative. As at December 31, 2016 and January 2, 2016, the Company determined that the fair value of the embedded derivative was $2.9 million and $3.4 million, respectively, based on expectations related to the remaining royalty rights.

SUNOPTA INC.	-F25-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

6.	Accounts Receivable

	December 31, 2016	January 2, 2016
	$	$
Trade receivables	122,916	119,904
Recall-related insurance recoveries (see note 4)	37,400	-
Allowance for doubtful accounts	(2,947)	(2,492)
	157,369	117,412

The change in the allowance for doubtful accounts provision for the years ended December 31, 2016 and January 2, 2016 is comprised as follows:

	December 31, 2016	January 2, 2016
	$	$
Balance, beginning of year	2,492	1,230
Net additions to provision	1,013	2,008
Reserves from acquired businesses	-	226
Accounts receivable written off, net of recoveries	(536)	(947)
Effects of foreign exchange rate differences	(22)	(25)
Balance, end of year	2,947	2,492

7.	Inventories

	December 31, 2016	January 2, 2016
	$	$
Raw materials and work-in-process	266,072	276,434
Finished goods	101,585	87,215
Company-owned grain	15,027	14,348
Inventory reserve	(14,202)	(6,774)
	368,482	371,223

The change in the inventory reserve for the years ended December 31, 2016 and January 2, 2016 is comprised as follows:

	December 31, 2016	January 2, 2016
	$	$
Balance, beginning of year	6,774	6,144
Additions to reserve during the year	14,029	7,186
Reserves applied and inventories written off during the year	(6,532)	(6,461)
Effect of foreign exchange rate differences	(69)	(95)
Balance, end of year	14,202	6,774

SUNOPTA INC.	-F26-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

8.	Property, Plant and Equipment

The major components of property, plant and equipment as at December 31, 2016 and January 2, 2016 were as follows:

			December 31, 2016
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,165	-	7,165
Buildings	68,014	19,432	48,582
Machinery and equipment	168,120	73,914	94,206
Enterprise software	10,845	4,179	6,666
Office furniture and equipment	10,191	5,930	4,261
Vehicles	3,515	2,156	1,359
	267,850	105,611	162,239

			January 2, 2016
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,249	-	7,249
Buildings	72,031	17,078	54,953
Machinery and equipment	167,556	65,413	102,143
Enterprise software	8,084	2,225	5,859
Office furniture and equipment	10,427	5,603	4,824
Vehicles	3,316	1,831	1,485
	268,663	92,150	176,513

As at December 31, 2016, property, plant and equipment included construction in process assets of $13.7 million (January 2, 2016 – $12.1 million), which were not being depreciated as they had not yet reached the stage of commercial viability. In addition, as at December 31, 2016, machinery and equipment included equipment under capital leases with a cost of $11.9 million (January 2, 2016 – $12.2 million) and a net book value of $10.7 million (January 2, 2016 – $10.5 million), as well as $6.1 million (January 2, 2016 – $5.1 million) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expense on the consolidated statements of operations related to property, plant and equipment for the year ended December 31, 2016 was $22.9 million (January 2, 2016 – $16.1 million; January 3, 2015 – $13.6 million).

SUNOPTA INC.	-F27-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9.	Goodwill and Intangible Assets

	December 31, 2016	January 2, 2016
	$	$
Goodwill	223,611	241,690
Intangible assets with a finite life at cost, less accumulated amortization of $30,989 (January 2, 2016 - $20,156)	183,524	195,008

The following is a summary of changes in goodwill:

	Global Ingredients	Consumer Products	Total
	$	$	$
Balance at January 3, 2015	26,721	2,361	29,082
Acquisitions (see note 2)	-	213,481	213,481
Foreign exchange	(731)	(142)	(873)
Balance at January 2, 2016	25,990	215,700	241,690
Goodwill impairment(1)	(17,540)	-	(17,540)
Foreign exchange	(195)	(344)	(539)
Balance at December 31, 2016	8,255	215,356	223,611

(1)

Based on the results of the annual quantitative test for goodwill impairment performed for the year ended December 31, 2016, the Company determined that the carrying value of the goodwill associated with its sunflower reporting unit exceeded its implied fair value, reflecting the negative impact on future cash flows related to the recall of certain roasted sunflower kernel products in 2016 (see note 4). As a result, the Company recognized a goodwill impairment charge of $17.5 million in the fourth quarter of 2016. Fair value was determined using a discounted cash flow analysis (income approach).

Based on the results of the quantitative tests performed for the years ended January 2, 2016 and January 3, 2015, the Company determined that none of the goodwill associated with any of its reporting units was impaired in either of those fiscal years.

The major components of intangible assets as at December 31, 2016 and January 2, 2016 were as follows:

			December 31, 2016
		Accumulated
	Cost	amortization	Net book value
	$	$	$
Customer relationships	212,172	28,914	183,258
Patents, trademarks and other	2,341	2,075	266
	214,513	30,989	183,524

			January 2, 2016
		Accumulated
	Cost	amortization	Net book value
	$	$	$
Customer relationships	212,810	18,177	194,633
Patents, trademarks and other	2,354	1,979	375
	215,164	20,156	195,008

SUNOPTA INC.	-F28-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following is a summary of changes in intangible assets:

	Customer	Patents, trademarks
	relationships	and other	Total
	$	$	$
Balance at January 3, 2015	13,504	251	13,755
Acquisitions (see note 2)	186,251	208	186,459
Amortization	(4,867)	(84)	(4,951)
Foreign exchange	(255)	-	(255)
Balance at January 2, 2016	194,633	375	195,008
Amortization	(11,166)	(116)	(11,282)
Foreign exchange	(209)	7	(202)
Balance at December 31, 2016	183,258	266	183,524

The Company estimates that the aggregate future amortization expense associated with finite-life intangible assets in each of the next five fiscal years and thereafter will be as follows:

$
2017	11,401
2018	11,322
2019	11,033
2020	10,515
2021	10,345
Thereafter	128,908
183,524

10.	Accounts Payable and Accrued Liabilities

	December 31, 2016	January 2, 2016
	$	$
Accounts payable	89,034	110,847
Accrued recall-related costs (see note 4)	39,750	-
Accrued grain liabilities	15,254	17,122
Payroll and commissions	14,262	12,302
Dividends payable on Series A Preferred Stock (see note 12)	1,590	-
Other accruals	13,855	11,560
	173,745	151,831

SUNOPTA INC.	-F29-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11.	Bank Indebtedness and Long-Term Debt

	December 31, 2016	January 2, 2016
	$	$
Bank indebtedness:
Global Credit Facility(1)	199,281	-
North American credit facilities(1)	-	70,563
European credit facilities(1)	-	87,419
Bulgarian credit facility(2)	2,213	1,791
	201,494	159,773

Long-term debt:
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $8,835(3)	222,163	-
Second Lien Loans, net of unamortized debt issuance costs of nil (January 2, 2016 - $7,757)(3)	-	312,243
Capital lease obligations(4)	7,454	9,245
Other	1,470	1,507
	231,087	322,995
Less: current portion	2,079	1,773
	229,008	321,222

(1)	Global Credit Facility

On February 11, 2016, the Company entered into a five-year credit agreement for a senior secured asset-based revolving credit facility with a syndicate of banks in the maximum aggregate principal amount of $350.0 million, subject to borrowing base capacity (the “Global Credit Facility”). The Global Credit Facility replaced the Company’s previous North American credit facilities that were set to expire January 27, 2017, and its European credit facilities that were due on demand with no set maturity date. The Global Credit Facility is used to support the working capital and general corporate needs of the Company’s global operations, in addition to funding future strategic initiatives. The Global Credit Facility also includes borrowing capacity available for letters of credit and provides for borrowings on same-day notice, including in the form of swingline loans. Subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, the Company may request to increase the total lending commitments under the Global Credit Facility to a maximum aggregate principal amount not to exceed $450.0 million. Outstanding principal amounts under the Global Credit Facility are repayable in full on the maturity date of February 10, 2021.

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. The initial margin for the Global Credit Facility was 0.50% with respect to prime rate borrowings and 1.50% with respect to LIBOR borrowings. As at December 31, 2016, the weighted-average interest rate on the facilities was 2.74% . The obligations under the Global Credit Facility are guaranteed by substantially all of the Company’s subsidiaries and, subject to certain exceptions, such obligations are secured by first priority liens on substantially all of the assets of the Company.

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

SUNOPTA INC.	-F30-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)	Bulgarian credit facility

On April 19, 2016, a subsidiary of The Organic Corporation (“TOC”), a wholly-owned subsidiary of the Company, amended its revolving credit facility agreement dated May 22, 2013, to provide up to €4.5 million to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2017. As at December 31, 2016, the weighted-average interest rate on the Bulgarian credit facility was 2.75% .

(3)	Second Lien Borrowings

On October 9, 2015, SunOpta Foods Inc. (“SunOpta Foods”), a wholly-owned subsidiary of the Company, the Company and certain subsidiaries of the Company, as guarantors (together with the Company, the “Guarantors”), entered into a second lien loan agreement (the “Second Lien Loan Agreement”) with a group of lenders, pursuant to which the Company borrowed an aggregate principal amount of $330.0 million of term loans. In connection with the Second Lien Loan Agreement, the Company incurred $10.8 million of debt issuance costs, which were recorded as a reduction against the principal amount of the borrowings and amortized over the one-year term of the Initial Loans (as defined below). The net proceeds of the Second Lien Loan Agreement were used to partially fund the Sunrise Acquisition (see note 2). The Second Lien Loan Agreement was guaranteed by the Company and the Company’s subsidiaries that guarantee the Global Credit Facility, subject to certain exceptions, and was secured on a second-priority basis by security interests on all of SunOpta Foods’ and Guarantors’ assets that secured the Global Credit Facility, subject to certain exceptions and permitted liens.

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

The Initial Loans could be repaid at par at any time prior to October 9, 2016. As at October 1, 2016, and January 2, 2016, the Company had repaid $20.0 million and $10.0 million principal amount, respectively, of the Initial Loans.

On October 7, 2016, SunOpta Foods issued an aggregate of 85,000 shares of Series A Preferred Stock (the “Preferred Stock”) for consideration in the amount of $85.0 million (see note 12). The Company used the net proceeds from the issuance of the Preferred Stock to repay an additional $79.0 million principal amount of the Initial Loans. The remaining $231.0 million aggregate principal amount of Initial Loans matured on October 9, 2016 and automatically converted into a like principal amount of term loans (such converted loans, the “Term Loans”), with a maturity date of October 9, 2022. The Term Loans bore interest at a rate of 9.5% per annum.

On October 20, 2016, all of the outstanding Term Loans were exchanged for a corresponding amount of 9.5% Senior Secured Second Lien Notes due 2022 (the “Notes”) issued by SunOpta Foods. The Second Lien Loan Agreement was terminated in connection with the issuance of the Notes. The Company incurred $9.1 million of debt issuance costs related to the Notes, which are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes.

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

SUNOPTA INC.	-F31-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
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

(4)	Capital lease obligations

The Company leases certain equipment under capital lease agreements. The cost and accumulated depreciation of assets under capital lease are included in machinery and equipment.

Principal repayments of long-term debt are as follows:

$
2017	2,079
2018	1,770
2019	2,961
2020	637
2021	309
Thereafter	232,166
Total gross repayments	239,922
Unamortized debt issuance costs	(8,835)
231,087

The components of interest expense, net are as follows:

SUNOPTA INC.	-F32-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$
Interest expense	32,090	9,853	3,717
Amortization of debt issuance costs	11,301	5,895	375
Interest income	(116)	(79)	(149)
Interest expense, net	43,275	15,669	3,943

12.	Series A Preferred Stock

On October 7, 2016 (the “Closing Date”), the Company and SunOpta Foods entered into a subscription agreement (the “Subscription Agreement”) with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the “Investors”). Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Preferred Stock to the Investors for consideration in the amount of $85.0 million. In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Preferred Stock. At any time on or after the fifth anniversary of the Closing Date, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time. The carrying value of the Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to retained earnings over the period preceding the fifth anniversary of the Closing Date, which accretion amounted to $0.2 million for the period ended December 31, 2016.

The proceeds from the issuance of the Preferred Stock, net of issuance costs were used to repay $79.0 million principal amount of Initial Loans outstanding under the Second Lien Loan Agreement (see note 11).

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

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% prior to October 5, 2025 and 12.5% thereafter, in each case of the liquidation preference (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. As at December 31, 2016, the Company had accrued unpaid dividends of $1.6 million, which were recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the “Exchange Price” and such quotient, the “Exchange Rate”). As at December 31, 2016, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on the Closing Date remain outstanding or (ii) on or after the third anniversary of the Closing Date, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price. Prior to the receipt of applicable approval by the holders of Common Shares, shares of Preferred Stock are not exchangeable into more than 19.99% of the number of Common Shares outstanding immediately after giving effect to such exchange.

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

SUNOPTA INC.	-F33-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In connection with the Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 (the “Special Voting Shares”) to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. As of the Closing Date, the Special Voting Shares represented an 11.7% voting interest in the Company. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. The Special Voting Shares are not transferable and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the “Board”) and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on the Closing Date, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company; and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

13.	Common Shares

The Company is authorized to issue an unlimited number of Common Shares without par value and an unlimited number of special shares without par value.

On September 30, 2015, the Company completed a registered offering of 16,670,000 of Common Shares at a price of $6.00 per share, for aggregate gross proceeds of $100.0 million. Underwriting and other issuance costs of $4.4 million incurred in connection with the issuance of these new Common Shares were recorded as a reduction to the gross proceeds from the offering, net of income taxes of $1.6 million. The net proceeds from the offering were used by the Company to fund a portion of the purchase price of the Sunrise Acquisition (see note 2).

14.	Stock-Based Compensation

Stock Incentive Plan

On May 28, 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) to selected employees and directors of the Company. As at December 31, 2016, 1,554,218 securities remained available for issuance under the 2013 Plan.

For the years ended December 31, 2016, January 2, 2016 and January 3, 2015, total stock-based compensation expense amounted to $4.1 million, $4.4 million and $3.9 million, respectively.

Stock Options

Stock options granted during the year ended December 31, 2016, vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Stock options granted during the year ended January 2, 2016, vest ratably on each of the first through fifth anniversaries of the grant date and expire on the tenth anniversary of the grant date. Options granted prior to January 1, 2012 generally vest ratably on each of the first through fifth anniversaries from the date of grant and expire on the sixth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees or directors on exercise of stock options or purchase of stock is credited to capital stock.

SUNOPTA INC.	-F34-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Details of stock option activity for the year ended December 31, 2016 are as follows:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding at beginning of year	3,482,392	$7.42
Granted	1,535,441	4.25
Exercised	(125,300)	4.70
Forfeited or expired	(312,683)	6.92
Outstanding at end of year	4,579,850	$6.47	7.3	$6,107
Exercisable at end of year	1,736,174	$7.12	5.3	$1,131

The weighted-average grant-date fair values of all stock options granted in the years ended December 31, 2016, January 2, 2016 and January 3, 2015, were $1.86, $4.37 and $6.93, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the options granted in those years were as follows:

	December 31, 2016	January 2, 2016	January 3, 2015
Dividend yield(1)	0%	0%	0%
Expected volatility(2)	41.7%	50.1%	61.3%
Risk-free interest rate(3)	1.6%	1.9%	2.2%
Expected life of options (years)(4)	6.0	6.5	6.5

(1)	Determined based on expected annual dividend yield at the time of grant.
(2)	Determined based on historical volatility of the Company’s Common Shares over the expected life of the option.
(3)	Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.
(4)

Determined using simplified method, as the Company changed the vesting period of its stock option grants from five years to three years in 2016, and the contractual term of its stock option grants from six years to 10 years commencing in 2012 and, as a result, historical exercise data may not provide a reasonable basis upon which to estimate expected life.

The fair value of the options is based on estimates of the number of options that management expects to vest, which is estimated to be 85% of the granted amounts.

Details of stock options outstanding as at December 31, 2016 are as follows:

			Vested	Weighted-	Total	Weighted-
	Exercise price range		outstanding	average price	outstanding	average price
Expiry date	Low	High	options	(vested)	options	(total)
2017	$4.99	$7.72	466,750	$7.10	487,750	$7.02
2022	5.14	5.73	643,700	5.55	843,400	5.55
2023	7.09	8.23	402,150	7.48	705,250	7.47
2024	9.70	13.86	136,100	11.59	346,503	11.63
2025	5.26	11.55	87,474	10.15	692,368	8.35
2026	3.27	6.65	-	-	1,504,579	4.27
			1,736,174	$7.12	4,579,850	$6.47

The Company realized a cash tax benefit of $0.0 million (January 2, 2016 – $0.3 million; January 3, 2015 – $0.3 million) relating to options granted in prior years and exercised in the current year. Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $5.6 million as at December 31, 2016, which will be amortized over a weighted-average remaining vesting period of 1.2 years.

SUNOPTA INC.	-F35-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Restricted Stock Units and Performance Share Units

For the year ended December 31, 2016, the Company granted 135,985 RSUs and 250,345 PSUs to certain employees and directors of the Company. Each vested RSU and PSU will be settled through the issuance of common shares of the Company and are therefore treated as equity awards.

RSUs vest ratably on each of the first through third anniversaries of the grant date. The weighted average grant date fair values of all RSUs granted for the year ended December 31, 2016 was estimated to be $3.87 (January 2, 2016 – $10.07) based on the fair market value of a share of the Company’s common stock on the dates of grant. The grant-date fair value is recognized on a straight-line basis over the three-year vesting period based on the number of RSUs expected to vest.

The following table summarizes non-vested RSU activity during the year ended December 31, 2016:

		Weighted-
		average grant-
	RSUs	date fair value
Non-vested at beginning of year	104,556	$10.63
Granted	135,985	3.87
Vested	(50,323)	9.36
Forfeited or expired	(14,358)	10.79
Non-vested at end of year	175,860	$6.10

PSUs vest three years following the grant date. The number of PSUs that ultimately vest (up to a specified maximum) will be determined based on performance relative to predetermined performance measures of the Company. If the Company’s performance is below a specified performance level, no PSUs will vest. The weighted average grant date fair values of all PSUs granted for the year ended December 31, 2016 was estimated to be $3.27 (January 2, 2016 – $10.15) based on the fair market value of a share of the Company’s common stock on the dates of grant. Each reporting period, the number of PSUs that are expected to vest is re-determined and the grant-date fair value of these PSUs is amortized on a straight-line basis over the remaining vesting period less amounts previously recognized.

The following table summarizes non-vested PSU activity during the year ended December 31, 2016:

		Weighted-
		average grant-
	PSUs	date fair value
Non-vested at beginning of year	231,448	$10.60
Granted	250,345	3.27
Forfeited or expired	(27,368)	7.31
Non-vested at end of year	454,425	$6.75

Total compensation costs related to non-vested RSU and PSU awards not yet recognized as an expense was $0.7 million and $0.7 million, respectively, as at December 31, 2016, which will be amortized over weighted-average remaining vesting periods of 1.5 years and 1.5 years, respectively.

SUNOPTA INC.	-F36-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

CEO Succession

Effective November 11, 2016, Hendrik Jacobs stepped down as the Company’s President and Chief Executive Officer (“CEO”). Under the terms of his separation agreement dated November 8, 2016, Mr. Jacobs’s outstanding stock options will continue to vest for a period of two years after November 11, 2016, and vested options may be exercised until May 11, 2019. Any stock options unexercised as of that date will expire. In addition, under the terms of his separation agreement, all PSUs granted to Mr. Jacobs were forfeited and cancelled as of November 11, 2016. As of November 11, 2016, the Company recognized incremental stock-based compensation expense of $0.2 million in other expense on the consolidated statement of operations related to the continued vesting of Mr. Jacobs’s unvested stock options, less the reversal of the previously recognized compensation cost related to Mr. Jacobs’s forfeited PSUs.

Effective October 1, 2015, Steven Bromley resigned as the Company’s CEO and was succeeded by Mr. Jacobs. Mr. Bromley served as Vice-Chair of the Company’s board of directors from October 1, 2015 until his resignation from the Company on December 31, 2015. Under the terms of his separation agreement dated July 6, 2015, Mr. Bromley retains his outstanding stock options and PSUs as of December 31, 2015 for a period of up to three years following that date, and those stock options and PSUs will continue to vest during that three-year period. Any stock options unexercised at the end of the three-year period will expire. As of July 6, 2015, the Company recognized incremental stock-based compensation expense of $0.9 million in other expense on the consolidated statement of operations to reflect an increase in the fair value of Mr. Bromley’s vested and unvested stock options and PSUs as a result of a modification to the terms of those awards to allow their continued vesting.

Employee Share Purchase Plan

The Company maintains an employee share purchase plan whereby employees can purchase common shares through payroll deductions. In the year ended December 31, 2016, the Company’s employees purchased 82,841 common shares (January 2, 2016 – 55,024; January 3, 2015 – 51,946) for total proceeds of $0.4 million (January 2, 2016 – $0.4 million; January 3, 2015 – $0.5 million). As at December 31, 2016, 1,173,960 common shares are remaining to be granted under this plan.

Warrants

On January 29, 2015, the Company received proceeds of $0.8 million on the exercise of warrants issued by the Company on February 5, 2010 to purchase 250,000 common shares at an exercise price of $3.25 per share, and, on June 4, 2015, the Company received proceeds of $3.1 million on the exercise of warrants issued by the Company on June 11, 2010 to purchase 600,000 common shares at an exercise price of $5.11 per share. These warrants had been issued by the Company in exchange for external advisory services. As at December 31, 2016 and January 2, 2016, the Company had no remaining issued and outstanding warrants.

SUNOPTA INC.	-F37-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

15.	Other Expense (Income), Net

The components of other expense (income) are as follows:

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$

Impairment of long-lived assets(1)	13,257	-	-
Legal settlement(2)	9,000	-	-
Severance and rationalization costs(3)	4,186	2,936	312
Product withdrawal and recall costs(4)	2,838	-	-
Business development costs(5)	233	7,767	261
Loss (gain) on sale of assets	145	251	(1,386)
Increase (decrease) in fair value of contingent consideration(6)	(1,158)	884	(1,373)
Other	(209)	313	(34)
	28,292	12,151	(2,220)

(1)	Impairment of long-lived assets

On December 27, 2016, the Board approved the closure of the Company’s soy extraction facility located in Heuvelton, New York. The Company determined that its ingredients processing facility in Alexandria, Minnesota could absorb the production volume from the Heuvelton facility, while continuing to meet the needs of its customers. Based on the location and use of the Heuvelton facility, the Company recorded an impairment loss of $1.2 million in the fourth quarter of 2016, to write down the carrying value of the associated long-lived assets to a nominal salvage value. The closure of the Heuvelton facility occurred on January 10, 2017. The facility is included in the Consumer Products operating segment.

On November 8, 2016, the Board approved the closure of the Company’s juice facility located in San Bernardino, California, following a review and evaluation of commercial and operational developments that impacted the facility. In particular, the Company identified a need for significant investment in new packaging and processing capabilities in order to satisfy packaging format changes demanded by the facility’s largest customer. In addition, the Company was unsuccessful in contracting sufficient supply of raw citrus fruit for the upcoming season to allow for effective and efficient use of the facility’s extraction capabilities. This supply chain challenge is expected to continue for the foreseeable future, and while the Company has secured sufficient supply of extracted juice to meet its production requirements, the Company determined that it would be more beneficial to transfer its juice production from the facility to contract manufacturers with whom the Company has ongoing relationships. Accordingly, the Company decided not to make further capital investments in support of the bottling or extraction areas of the facility. As a result, the Company determined that the carrying value of the long-lived assets of $10.9 million was not recoverable and that the assets were impaired. In the third quarter of 2016, the Company recorded an impairment loss of $10.3 million to write down the carrying value of these assets to their estimated fair value. Fair value was determined based on market prices for comparable assets, which represent level 2 inputs. The closure of the San Bernardino facility occurred on December 28, 2016. On February 28, 2017, the Company incurred approximately $3.0 million of additional costs related to the early termination of equipment leases associated with the facility, which will be recognized in other expense in the first quarter of 2017. This facility is included in the Consumer Products operating segment.

SUNOPTA INC.	-F38-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In the first quarter of 2016, the Company recorded an impairment loss of $1.7 million related to the write-off of leasehold improvements at its Buena Park, California frozen fruit processing facility, following the transfer of all production volume from this facility into Sunrise’s facilities located in Kansas and California. The Buena Park facility is included in the Consumer Products operating segment.

(2)	Legal settlement

In 2016, the Company recorded a charge of $9.0 million in connection with the settlement of a complaint filed by Plum, PBC (“Plum”) that arose out of a voluntary recall by Plum of certain resealable pouch products manufactured at the Company’s Allentown, Pennsylvania facility in 2013 (see note 21). In 2013, the Company had previously recorded a $5.2 million provision for the expected loss associated with this recall, which reflected at that time the amount due to the Company for product sold to Plum that was subject to the recall, as well as the carrying value of recalled product still in inventory at the Company. The previously recorded provision did not include any potential amounts payable in connection with the settlement of litigation relating to the voluntary recall.

(3)	Severance and rationalization costs

For the year ended December 31, 2016, severance and rationalization costs included contractual severance benefits of $1.5 million and previously unrecognized stock-based compensation expense of $0.2 million recognized in connection with the departure of Mr. Jacobs as President and CEO effective November 11, 2016, as well as costs for employees affected by the closures of the Company’s Heuvelton, San Bernardino and Buena Park facilities (see (1) above).

For the year ended January 2, 2016, employee severance costs included contractual severance benefits of $1.2 million and previously unrecognized stock-based compensation expense of $0.9 million recognized in connection with the departure of Mr. Bromley as CEO effective October 1, 2015.

(4)	Product withdrawal and recall costs

For the year ended December 31, 2016, the Company recognized costs of $1.9 million related to the voluntary withdrawal of certain consumer-packaged products due to quality-related issues, as well as $0.9 million in connection with the recall of certain roasted sunflower kernel products (see note 4).

(5)	Business development costs

For the year ended January 2, 2016, business development costs included transaction costs incurred in connection with the acquisitions of Sunrise, Niagara Natural and Citrusource (see note 2).

(6)	Fair value of contingent consideration

For the year ended December 31, 2016, the decrease in the fair value of contingent consideration reflects the gain on settlement of the Niagara Natural obligation. For the year ended January 2, 2016, the increase in fair value reflects the accretion for the time value of money related to the Citrusource and Niagara Natural obligations, as well as the contractual amount owing to former shareholders of OLC. For the year ended January 3, 2015, the decrease in fair value reflects the settlement of the earn-out related to the acquisition of Edner of Nevada, Inc., which was acquired by the Company in December 2010.

16.	Impairment Loss on Investment

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

SUNOPTA INC.	-F39-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

17.	Income Taxes

The provision for (recovery of) income taxes differs from the amount that would have resulted from applying the combined Canadian federal and provincial statutory income tax rate to earnings (loss) from continuing operations before income taxes due to the following:

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$
Earnings (loss) from continuing operations before income taxes	(74,361)	(6,522)	31,533
Canadian statutory rate	26.5%	26.5%	26.5%
Income tax provision (recovery) at statutory rate	(19,706)	(1,728)	8,356
Foreign tax rate differential	(11,329)	(3,097)	3,570
Change in unrecognized tax benefits	(1,268)	(855)	(335)
Change in valuation allowance	(267)	4,015	1,082
Goodwill impairment loss	6,841	-	-
Impact of other non-deductible expenses	1,238	1,190	-
Impact of changes in enacted tax rates	90	(208)	(161)
Impact of non-deductible acquisition expenses	-	910	-
Impairment loss on investment	-	(4,029)	1,122
Benefits of losses and credits not previously recognized	-	-	(621)
U.S. domestic manufacturing deduction	-	-	(906)
Other	604	412	(64)
Provision for (recovery of) income taxes	(23,797)	(3,390)	12,043

The components of earnings (loss) from continuing operations before income taxes are shown below:

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$
Canada	9,811	6,038	(4,400)
U.S.	(93,941)	(20,028)	31,469
Other	9,769	7,468	4,464
	(74,361)	(6,522)	31,533

The components of the provision for (recovery of) income taxes are shown below:

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$
Current income tax provision (recovery):
Canada	3,560	-	-
U.S.	(1,293)	(1,982)	14,626
Other	3,664	2,300	1,064
	5,931	318	15,690
Deferred income tax provision (recovery):
Canada	(12)	2,484	2,741
U.S.	(29,463)	(5,971)	(6,397)
Other	(253)	(221)	9
	(29,728)	(3,708)	(3,647)
Provision for (recovery of) income taxes	(23,797)	(3,390)	12,043

SUNOPTA INC.	-F40-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Deferred income taxes of the Company are comprised of the following:

	December 31, 2016	January 2, 2016
	$	$
Differences in property, plant and equipment and intangible assets	(87,833)	(91,368)
Capital and non-capital losses	31,494	22,077
Tax benefit of scientific research expenditures	1,199	(170)
Tax benefit of costs incurred during share issuances	944	1,259
Inventory basis differences	5,761	(1,712)
Accrued interest	3,356	-
Other accrued reserves	10,653	5,895
	(34,426)	(64,019)
Less: valuation allowance	9,090	9,347
Net deferred income tax liability	(43,516)	(73,366)

The components of the deferred income tax asset (liability) are shown below:

	December 31, 2016	January 2, 2016
	$	$
Canada	1,045	958
U.S.	(43,668)	(73,244)
Other	(893)	(1,080)
	(43,516)	(73,366)

The components of the deferred income tax valuation allowance are as follows:

	December 31, 2016	January 2, 2016
	$	$
Balance, beginning of year	9,347	5,332
Increase in valuation allowance	(267)	4,015
Foreign exchange	10	-
Balance, end of year	9,090	9,347

The Company has approximately $0.0 million and $0.4 million (January 2, 2016 – $0.1 million and $0.3 million) in Canadian and U.S. federal scientific research investment tax credits and $0.8 million (January 2, 2016 – $0.7 million) in U.S. State research and development tax credits, which will expire in varying amounts up to 2029.

The Company has U.S. federal non-capital loss carry-forwards of approximately $51.3 million as at December 31, 2016 (January 2, 2016 – $29.7 million). The Company also has state loss carry-forwards of approximately $64.2 million as at December 31, 2016 (January 2, 2016 – $10.2 million). The amounts are available to reduce future federal and provincial/state income taxes. Non-capital loss carry-forwards attributable to the U.S. expire in varying amounts over the next 20 years.

SUNOPTA INC.	-F41-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Company has Canadian capital losses of approximately $29.7 million as at December 31, 2016 (January 2, 2016 – $0.1 million) for which a full valuation allowance exists. These amounts are available to reduce future capital gains and do not expire.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, a valuation allowance of $9.1 million (January 2, 2016 – $9.3 million) has been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

Undistributed earnings of the Company’s non-Canadian affiliates and associated companies are considered to be indefinitely reinvested; accordingly, no provision for deferred taxes has been provided thereon.

The Company believes it has adequately examined its tax positions taken or expected to be taken in a tax return; however, amounts asserted by taxing authorities could differ from the Company’s positions. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved. A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) is presented below:

	December 31, 2016	January 2, 2016
	$	$
Balance, beginning of year	1,720	2,575
Reductions in tax positions of prior years	(1,268)	(855)
Balance, end of year	452	1,720

The Company’s unrecognized tax benefits largely include a possible reduction to prior year losses for U.S. exposures relating to the deductibility of certain interest amount accrued. The Company estimates that the remaining $0.5 million of the above unrecognized tax benefits will be realized during the next 12 months. Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations, and with the related liability on the consolidated balance sheets. All of the unrecognized tax benefits could impact the Company’s effective tax rate if recognized.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada (including Ontario) the U.S. (including multiple states), and the Netherlands. The Company’s 2009 through 2015 tax years (and any tax year for which available non-capital loss carry-forwards were generated up to the amount of non-capital loss carry-forward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and the 2009 through 2015 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company’s consolidated financial statements.

SUNOPTA INC.	-F42-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

18.	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	December 31,
	2016	January 2, 2016	January 3, 2015
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations, less amounts attributable to non-controlling interests	$(50,618)	$(2,996)	$19,295
Less: dividends and accretion on Series A Preferred Stock	(1,812)	-	-
Earnings (loss) from continuing operations available to common shareholders	(52,430)	(2,996)	19,295
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(19,475)	(6,194)
Earnings (loss) available to common shareholders	$(53,000)	$(22,471)	$13,101

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	85,569	72,408	66,835

Basic earnings (loss) per share:
- from continuing operations	$(0.61)	$(0.04)	$0.29
- from discontinued operations	(0.01)	(0.27)	(0.09)
	$(0.62)	$(0.31)	$0.20

Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations, less amounts attributable to non-controlling interests	$(50,618)	$(2,996)	$19,295
Less: dividends and accretion on Series A Preferred Stock (1)	(1,812)	-	-
Earnings (loss) from continuing operations available to common shareholders	(52,430)	(2,996)	19,295
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(19,475)	(6,194)
Earnings (loss) available to common shareholders	$(53,000)	$(22,471)	$13,101

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	85,569	72,408	66,835
Dilutive effect of the following:
Series A Preferred Stock (1)	-	-	-
Stock options and warrants (2)	-	-	1,535
Diluted weighted-average number of shares outstanding	85,569	72,408	68,370

Diluted earnings (loss) per share:
- from continuing operations	$(0.61)	$(0.04)	$0.28
- from discontinued operations	(0.01)	(0.27)	(0.09)
	$(0.62)	$(0.31)	$0.19

(1)

For the year ended December 31, 2016, it was more dilutive to assume the Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 2,670,320 Common Shares issuable on an if-converted basis.

SUNOPTA INC.	-F43-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)

For the years ended December 31, 2016 and January 2, 2016, stock options to purchase 66,166 and 54,316 Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share. In addition, for the years ended December 31, 2016, January 2, 2016 and January 3, 2015, options to purchase 2,321,448, 856,492 and 63,000 Common Shares were anti-dilutive because the exercise prices of these options were greater than the average market price.

19.	Supplemental Cash Flow Information

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	(39,857)	17,404	(17,881)
Inventories	(16,107)	(25,732)	(10,380)
Income tax recoverable	22,868	(9,782)	3,735
Prepaid expenses and other current assets	(242)	(2,044)	(2,152)
Accounts payable and accrued liabilities	23,221	15,242	1,842
Customer and other deposits	(2,774)	1,227	518
	(12,891)	(3,685)	(24,318)

Cash paid for:
Interest	28,651	10,496	3,725
Income taxes	1,781	10,526	12,351

20.	Related Party Transactions

The following table summarizes transactions between the Company and related parties:

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$
Sales of agronomy products(1)	488	906	276
Purchases of fruits, grains and seeds(2)	14,867	2,340	1,106
Sales of coffee beans(3)	1,896	1,395	1,274
Rent paid(4)	976	1,002	396

(1)	Represents sales of agronomy products to employees and a former director at market prices, which are included in revenues on the consolidated statements of operations.

(2)

Represents purchases of raw fruit and fruit processing services at market prices from non-controlling shareholders of Sunrise’s Mexican subsidiary, as well as purchases of grains and seeds at market prices from employees and a former director, which are included in cost of goods sold on the consolidated statements of operations.

(3)

Represents the sale of coffee beans at market prices from TOC to a company that is owned by the non-controlling shareholder of Trabocca B.V., a less-than-wholly-owned subsidiary of TOC. These sales are included in revenues on the consolidated statement of operations.

(4)

Represents rental payments at market rates for the lease of production, warehouse and/or office facilities from former owners or shareholders of acquired businesses who remain employed by the Company. These payments are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of operations.

SUNOPTA INC.	-F44-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

21.	Commitments and contingencies

Plum Dispute

Plum, a Delaware public benefit corporation and a subsidiary of Campbell Soup Company (“Campbell”), and SunOpta Global Organic Ingredients, Inc., a wholly-owned subsidiary of the Company (“SGOI”), are parties to a manufacturing and packaging agreement dated September 21, 2011 (the “Plum Manufacturing Agreement”). Pursuant to the Plum Manufacturing Agreement, SGOI agreed to manufacture and package certain food items for Plum at SGOI’s Allentown, Pennsylvania facility in accordance with Plum’s specifications regarding, among other things, product ingredients and packaging, manufacturing processes, and quality control standards. On November 8, 2013, Plum initiated a voluntary recall of certain products manufactured by SGOI at its Allentown facility. On February 3, 2015, Plum filed a complaint against SGOI in the Lehigh County Court of Common Pleas in Allentown, Pennsylvania. On April 13, 2015, Plum filed an amended complaint adding packaging manufacturer and supplier Cheer Pack North America (“Cheer Pack”) as a Defendant. SGOI asserted counterclaims against Plum, crossclaims against Cheer Pack and third-party claims against Gualapack S.p.A (“Gualapack”), Hosokawa Yoko, Co. (“Hosokawa”), Secure HY Packaging Co., Ltd. (“SHY”) and CDF Corporation (“CDF”). Cheer Pack asserted cross-claims against SGOI. Plum alleged it initiated the recall in response to consumer complaints of bloated packaging and premature spoilage of certain products, which could lead to gastrointestinal symptoms and discomfort if consumed. Plum alleged that the spoilage of its products resulted from a post-processing issue at SGOI’s Allentown facility. Plum sought unspecified damages equal to the direct costs of the recall and handling of undistributed product, incidental and consequential damages, lost profits and attorneys’ fees.

On July 29, 2016, SGOI entered into a Mutual Release and Settlement Agreement (the “Settlement Agreement”) with Plum, Campbell, Cheer Pack, Gualapack, Hosokawa, CDF and SHY. The Settlement Agreement resolved the disputed issues among the parties in connection with the litigation filed by Plum against SGOI, as described above. Pursuant to the terms of the Settlement Agreement, the Company paid Campbell $5.0 million in cash and will provide Campbell with rebates of up to $4.0 million over a four-year period in connection with Plum’s purchases of pouch products and Campbell’s purchases of aseptic broth products pursuant to manufacturing and supply agreements, as amended, between the parties and their affiliates. In order for Campbell to obtain the full $4.0 million in rebates, Plum and Campbell must order certain minimum quantities of pouch products and aseptic broth products within each of the designated twelve-month periods over the four-year rebate period. In connection with the Settlement Agreement, the Company recorded a charge of $9.0 million in 2016 (see note 15), as the Company believes there is reasonable assurance that the minimum order quantities will be achieved.

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

SUNOPTA INC.	-F45-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Grain Held for Others

As at December 31, 2016, the Company held grain for the benefit of others in the amount of $0.5 million (January 2, 2016 – $1.7 million). The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

Letters of Credit

The Company has outstanding letters of credit at December 31, 2016 totaling $4.3 million (January 2, 2016 – $4.2 million).

Real Property Lease Commitments

The Company has entered into various leasing arrangements, which have fixed monthly rents that are adjusted annually each year for inflation.

Minimum commitments under operating leases, principally for processing facilities, warehouse and distribution facilities, and equipment for the next five fiscal years and thereafter are as follows:

$
2017	26,959
2018	23,834
2019	19,983
2020	16,187
2021	7,703
Thereafter	12,477
107,143

In the years ended December 31, 2016, January 2, 2016 and January 3, 2015, net minimum rents, including contingent rents and sublease rental income, were $27.9 million, $21.6 million and $15.0 million, respectively.

22.	Segmented Information

The composition of the Company’s reportable segments is as follows:

  Global Ingredients aggregates our North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.

  Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks includes fruit snacks; nutritional and protein bars; and resealable pouch products.

SUNOPTA INC.	-F46-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
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

Segment Revenues and Operating Income

Reportable segment operating results for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 were as follows:

		December 31, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	574,295	772,436	1,346,731
Segment operating income	26,787	1,206	27,993
Corporate Services			(13,247)
Other expense, net (see note 15)			(28,292)
Goodwill impairment (see note 9)			(17,540)
Interest expense, net			(43,275)
Loss from continuing operations before income taxes			(74,361)

			January 2, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	610,890	534,244	1,145,134
Segment operating income	28,184	3,208	31,392
Corporate Services			(10,094)
Other expense, net (see note 15)			(12,151)
Interest expense, net			(15,669)
Loss from continuing operations before income taxes			(6,522)

			January 3, 2015
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	619,066	483,679	1,102,745
Segment operating income	26,274	27,872	54,146
Corporate Services			(12,449)
Other income, net (see note 15)			2,220
Interest expense, net			(3,943)
Impairment loss on investment (see note 16)			(8,441)
Earnings from continuing operations before income taxes			31,533

SUNOPTA INC.	-F47-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Assets

Total assets and goodwill by reportable segment as at December 31, 2016 and January 2, 2016 were as follows:

	December 31, 2016	January 2, 2016
	$	$
Segment assets:
Global Ingredients	304,149	321,962
Consumer Products	776,405	812,796
Total segment assets	1,080,554	1,134,758
Corporate Services	49,004	20,115
Assets held for sale	-	64,330
Total assets	1,129,558	1,219,203

Segment goodwill:
Global Ingredients	8,255	25,990
Consumer Products	215,356	215,700
Total segment goodwill	223,611	241,690

Segment Capital Expenditures, Depreciation and Amortization

Capital expenditures, depreciation and amortization by reportable segment for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 were as follows:

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$
Segment capital expenditures:
Global Ingredients	4,767	5,872	6,140
Consumer Products	14,586	21,529	8,209
Total segment capital expenditures	19,353	27,401	14,349
Corporate Services	3,207	3,785	3,322
Total capital expenditures	22,560	31,186	17,671

Segment depreciation and amortization:
Global Ingredients	6,406	6,352	6,668
Consumer Products	25,532	12,814	7,562
Total segment depreciation and amortization	31,938	19,166	14,230
Corporate Services	2,212	1,841	1,411
Total depreciation and amortization	34,150	21,007	15,641

SUNOPTA INC.	-F48-	December 31, 2016 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2016, January 2, 2016 and January 3, 2015
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Geographic Information

The Company’s assets, operations and employees are principally located in the U.S., Canada, Europe, Mexico and Ethiopia. Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended December 31, 2016, January 2, 2016 and January 3, 2015 were as follows:

	December 31, 2016	January 2, 2016	January 3, 2015
	$	$	$
Revenues from external customers:
U.S.	1,084,199	893,637	855,967
Canada	30,959	33,291	32,910
Europe and other	231,573	218,206	213,868
Total revenues from external customers	1,346,731	1,145,134	1,102,745

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at December 31, 2016 and January 2, 2016 were as follows:

	December 31, 2016	January 2, 2016
	$	$
Long-lived assets:
U.S.	133,335	146,457
Canada	3,346	3,664
Europe and other	25,558	26,392
Total long-lived assets	162,239	176,513

Major Customers

For the year ended December 31, 2016, Costco accounted for approximately 11% of consolidated revenues. Revenues from Costco are included in the Consumer Products operating segment. The Company did not have any customers that exceeded 10% of total revenues for the years ended January 2, 2016 and January 3, 2015.

SUNOPTA INC.	-F49-	December 31, 2016 10-K

Supplemental financial information (unaudited)

Summarized below is the Consolidated Statement of Operations for the quarters ended December 31, 2016, October 1, 2016, July 2, 2016 and April 2, 2016, as well as the fiscal 2015 quarterly comparatives.

			Quarter ended
	December 31, 2016		January 2, 2016
	$		$

Revenues	297,539		316,378
Cost of goods sold	280,496		291,148
Gross profit	17,043		25,230

Selling, general and administrative expenses	26,005		24,723
Intangible asset amortization	2,810		2,846
Other expense, net(1)	5,569		7,758
Goodwill impairment(2)	17,540		-
Foreign exchange gain	(1,817)		(595)

Loss from continuing operations before the following	(33,064)		(9,502)

Interest expense, net	8,527		12,498

Loss from continuing operations before income taxes	(41,591)		(22,000)

Recovery of income taxes	(8,165)		(8,228)

Loss from continuing operations	(33,426)		(13,772)

Loss from discontinued operations, net of income taxes and non- controlling interest	-		(16,516)

Loss	(33,426)		(30,288)

Earnings (loss) attributable to non-controlling interests	50		(220)

Loss attributable to SunOpta Inc.	(33,476)		(30,068)

Loss per share - basic
-from continuing operations	(0.41)		(0.16)
-from discontinued operations	-		(0.19)
	(0.41)		(0.35)

Loss per share - diluted
-from continuing operations	(0.41)		(0.16)
-from discontinued operations	-		(0.19)
	(0.4	1)	(0.35)

(1)	Fourth quarter of 2016 includes the impairment of long-lived assets of $1.2 million associated with closure of the Heuvelton, New York facility (see note 15 to the consolidated financial statements).
(2)	Fourth quarter of 2016 reflects the impairment of goodwill associated with the sunflower reporting unit (see note 9 to the consolidated financial statements).

SUNOPTA INC.	-F50-	December 31, 2016 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	October 1, 2016	October 3, 2015
	$	$

Revenues	348,732	277,213
Cost of goods sold	307,702	250,904
Gross profit	41,030	26,309

Selling, general and administrative expenses	23,915	21,020
Intangible asset amortization	2,826	786
Other expense, net(1)	10,312	3,652
Foreign exchange loss	1,068	404

Earnings from continuing operations before the following	2,909	447

Interest expense, net	12,178	1,103

Loss from continuing operations before income taxes	(9,269)	(656)

Recovery of income taxes	(5,411)	(568)

Loss from continuing operations	(3,858)	(88)

Earnings from discontinued operations, net of income taxes and non-controlling interest	-	508

Earnings (loss)	(3,858)	420

Earnings (loss) attributable to non-controlling interests	(503)	106

Earnings (loss) attributable to SunOpta Inc.	(3,355)	314

Earnings (loss) per share - basic
-from continuing operations	(0.04)	-
-from discontinued operations	-	0.01
	(0.04)	-

Earnings (loss) per share - diluted
-from continuing operations	(0.04)	-
-from discontinued operations	-	0.01
	(0.04)	-

(1)

Third quarter of 2016 includes the impairment of long-lived assets of $10.3 million associated with closure of the San Bernardino, California facility (see note 15 to the consolidated financial statements).

SUNOPTA INC.	-F51-	December 31, 2016 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	July 2, 2016	July 4, 2015
	$	$

Revenues	348,146	277,594
Cost of goods sold	312,168	247,941
Gross profit	35,978	29,653

Selling, general and administrative expenses	24,489	19,314
Intangible asset amortization	2,824	694
Other expense, net	8,433	637
Foreign exchange loss (gain)	(180)	653

Earnings from continuing operations before the following	412	8,355

Interest expense, net	11,548	1,141

Earnings (loss) from continuing operations before income taxes	(11,136)	7,214

Provision for (recovery of) income taxes	(7,135)	2,385

Earnings (loss) from continuing operations	(4,001)	4,829

Loss from discontinued operations, net of income taxes and non- controlling interest	-	(2,747)

Earnings (loss)	(4,001)	2,082

Earnings attributable to non-controlling interests	123	33

Earnings (loss) attributable to SunOpta Inc.	(4,124)	2,049

Earnings (loss) per share - basic
-from continuing operations	(0.05)	0.07
-from discontinued operations	-	(0.04)
	(0.05)	0.03

Earnings (loss) per share - diluted
-from continuing operations	(0.05)	0.07
-from discontinued operations	-	(0.04)
	(0.05)	0.03

SUNOPTA INC.	-F52-	December 31, 2016 10-K

Supplemental financial information (unaudited) continued

		Quarter ended
	April 2, 2016 (1)	April 4, 2015
	$	$

Revenues	352,314	273,949
Cost of goods sold	320,413	244,779
Gross profit	31,901	29,170

Selling, general and administrative expenses	24,272	20,697
Intangible asset amortization	2,822	625
Other expense, net(1)	3,978	104
Foreign exchange loss (gain)	2,172	(2,103)

Earnings (loss) from continuing operations before the following	(1,343)	9,847

Interest expense, net	11,022	927

Earnings (loss) from continuing operations before income taxes	(12,365)	8,920

Provision for (recovery of) income taxes	(3,086)	3,021

Earnings (loss) from continuing operations	(9,279)	5,899

Loss from discontinued operations, net of income taxes and non- controlling interest	(570)	(720)

Earnings (loss)	(9,849)	5,179

Earnings (loss) attributable to non-controlling interests	384	(55)

Earnings (loss) attributable to SunOpta Inc.	(10,233)	5,234

Earnings (loss) per share - basic
-from continuing operations	(0.11)	0.09
-from discontinued operations	(0.01)	(0.01)
	(0.12)	0.08

Earnings (loss) per share - diluted
-from continuing operations	(0.11)	0.09
-from discontinued operations	(0.01)	(0.01)
	(0.12)	0.08

(1)

First quarter of 2016 includes the impairment of long-lived assets of $1.7 million associated with closure of the Buena Park, California facility (see note 15 to the consolidated financial statements).

SUNOPTA INC.	-F53-	December 31, 2016 10-K