Form 10-Q
period 2017-04-01
SunOpta Inc.
filed 2017-05-10
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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

Yes [  ]      No [X]

The number of the registrant’s common shares outstanding as of May 5, 2017 was 86,011,186.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended April 1, 2017

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars (“C$”), euros (“€”) and Mexican pesos (“M$”). As at April 1, 2017, the closing rates of exchange for the Canadian dollar, euro and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7513, €1.0685 and M$0.0533. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “target”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; our ability to implement the four pillars and achieve the objectives of our strategic Value Creation Plan, including realizing our targeted earnings before income taxes, depreciation and amortization (“EBITDA”), expected benefits from EBITDA enhancements implemented to-date, and targeted working capital efficiencies; estimated losses and related insurance recoveries associated with the recall of certain roasted sunflower kernel products; possible operational consolidation; rationalization of assets and operations; business strategies; plant and production capacities; revenue generation potential; anticipated construction costs; competitive strengths; goals; capital expenditure plans; business and operational growth and expansion plans; anticipated operating margins and operating income targets; gains or losses associated with business transactions; cost reductions; rationalization and improved efficiency initiatives; proposed new product offerings; future growth of our business and global markets for our products; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	2	April 1, 2017 10-Q

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
SUNOPTA INC.	3	April 1, 2017 10-Q

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

All forward-looking statements made herein are qualified by these cautionary statements, and our actual results or the developments we anticipate may not be realized. We do not undertake any obligation to update our forward-looking statements after the date of this report for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, under Item 1A. “Risk Factors” of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	4	April 1, 2017 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars except per share amounts)

	Quarter ended
	April 1, 2017	April 2, 2016
	$	$

Revenues	330,031	352,314

Cost of goods sold	291,332	320,413

Gross profit	38,699	31,901

Selling, general and administrative expenses	38,272	24,272
Intangible asset amortization	2,803	2,822
Other expense, net (note 11)	5,443	3,978
Foreign exchange loss	580	2,172

Loss from continuing operations before the following	(8,399)	(1,343)

Interest expense, net	7,754	11,022

Loss from continuing operations before income taxes	(16,153)	(12,365)

Recovery of income taxes	(4,969)	(3,086)

Loss from continuing operations	(11,184)	(9,279)

Discontinued operations (note 3)
Loss from discontinued operations	-	(1,993)
Gain on classification as held for sale	-	560
Recovery of income taxes	-	599
Loss from discontinued operations attributable to non-controlling interests	-	264
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)

Loss	(11,184)	(9,849)

Earnings attributable to non-controlling interests	214	384

Loss attributable to SunOpta Inc.	(11,398)	(10,233)

Loss per share – basic (note 12)
- from continuing operations	(0.16)	(0.11)
- from discontinued operations	-	(0.01)
	(0.16)	(0.12)

Loss per share – diluted (note 12)
- from continuing operations	(0.16)	(0.11)
- from discontinued operations	-	(0.01)
	(0.16)	(0.12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	April 1, 2017 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Loss
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended
	April 1, 2017	April 2, 2016
	$	$

Loss from continuing operations	(11,184)	(9,279)
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)
Loss	(11,184)	(9,849)

Change in fair value of cash flow hedges, net of income taxes of $533 (note 5)	1,242	-

Currency translation adjustment	598	1,939

Other comprehensive income, net of income taxes	1,840	1,939

Comprehensive loss	(9,344)	(7,910)

Comprehensive earnings attributable to non-controlling interests	518	241

Comprehensive loss attributable to SunOpta Inc.	(9,862)	(8,151)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	April 1, 2017 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at April 1, 2017 and December 31, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	April 1, 2017	December 31, 2016
	$	$

ASSETS
Current assets
Cash and cash equivalents	3,511	1,251
Accounts receivable	168,852	157,369
Inventories (note 6)	343,842	368,482
Prepaid expenses and other current assets	26,129	19,794
Current income taxes recoverable	2,801	2,801
Total current assets	545,135	549,697

Property, plant and equipment	162,199	162,239
Goodwill	223,695	223,611
Intangible assets	180,739	183,524
Deferred income taxes	3,060	1,045
Other assets	9,100	9,442

Total assets	1,123,928	1,129,558

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	195,100	201,494
Accounts payable and accrued liabilities	187,292	173,745
Customer and other deposits	4,435	2,543
Income taxes payable	4,201	5,661
Other current liabilities	839	1,016
Current portion of long-term debt (note 7)	2,034	2,079
Current portion of long-term liabilities	5,500	5,500
Total current liabilities	399,401	392,038

Long-term debt (note 7)	228,769	229,008
Long-term liabilities	15,242	15,354
Deferred income taxes	41,017	44,561
Total liabilities	684,429	680,961

Series A Preferred Stock (note 8)	79,424	79,184

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 86,007,186 shares issued (December 31, 2016 - 85,743,958)	302,581	300,426
Additional paid-in capital	25,151	25,522
Retained earnings	40,500	53,838
Accumulated other comprehensive loss (note 10)	(11,650)	(13,104)
	356,582	366,682
Non-controlling interests	3,493	2,731
Total equity	360,075	369,413

Total equity and liabilities	1,123,928	1,129,558

Commitments and contingencies (note 14)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	April 1, 2017 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarter ended April 1, 2017 and April 2, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2016	85,744	300,426	25,522	53,838	(13,104)	2,731	369,413

Employee share purchase plan	15	94	-	-	-	-	94
Stock incentive plan	248	2,061	(1,061)	-	-	-	1,000
Stock-based compensation	-	-	852	-	-	-	852
Dividends and accretion on Series A Preferred Stock (note 8)	-	-	-	(1,940)	-	-	(1,940)
Loss from continuing operations	-	-	-	(11,398)	-	214	(11,184)
Currency translation adjustment	-	-	-	-	605	(7)	598
Cash flow hedges, net of income taxes (note 5)	-	-	-	-	931	311	1,242
Acquisition of non-controlling interest	-	-	(162)	-	(82)	244	-

Balance at April 1, 2017	86,007	302,581	25,151	40,500	(11,650)	3,493	360,075

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 2, 2016	85,418	297,987	22,327	106,838	(6,113)	5,140	426,179

Employee share purchase plan	19	96	-	-	-	-	96
Stock incentive plan	3	16	-	-	-	-	16
Stock-based compensation	-	-	1,039	-	-	-	1,039
Loss from continuing operations	-	-	-	(9,663)	-	384	(9,279)
Loss from discontinued operations, net of income taxes	-	-	-	(570)	-	(264)	(834)
Currency translation adjustment	-	-	-	-	1,818	121	1,939

Balance at April 2, 2016	85,440	298,099	23,366	96,605	(4,295)	5,381	419,156

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	April 1, 2017 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended
	April 1, 2017	April 2, 2016
	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Loss	(11,184)	(9,849)
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)
Loss from continuing operations	(11,184)	(9,279)
Items not affecting cash:
Depreciation and amortization	8,180	8,760
Amortization and write-off of debt issuance costs	486	3,368
Deferred income taxes	(6,092)	(3,687)
Stock-based compensation	852	1,039
Unrealized loss (gain) on derivative instruments (note 5)	38	(209)
Impairment of long-lived assets (note 2)	3,723	1,735
Acquisition accounting adjustment on inventory sold	-	7,626
Other	143	238
Changes in non-cash working capital (note 13)	23,335	(27,485)
Net cash flows from operations - continuing operations	19,481	(17,894)
Net cash flows from operations - discontinued operations	-	758
	19,481	(17,136)

Investing activities
Purchases of property, plant and equipment	(9,024)	(4,547)
Proceeds from sale of assets	250	-
Other	110	-
Net cash flows from investing activities - continuing operations	(8,664)	(4,547)
Net cash flows from investing activities - discontinued operations	-	(191)
	(8,664)	(4,738)

Financing activities
Increase (decrease) under line of credit facilities (note 7)	(7,341)	232,543
Repayment of line of credit facilities (note 7)	-	(192,677)
Borrowings under long-term debt (note 7)	-	432
Repayment of long-term debt (note 7)	(527)	(10,486)
Payment of cash dividends on Series A Preferred Stock	(1,591)	-
Proceeds from the exercise of stock options and employee share purchases	1,094	112
Payment of debt issuance costs	-	(4,110)
Other	(202)	(15)
Net cash flows from financing activities - continuing operations	(8,567)	25,799
Net cash flows from financing activities - discontinued operations	-	(1,180)
	(8,567)	24,619

Foreign exchange gain on cash held in a foreign currency	10	37
Increase in cash and cash equivalents in the period	2,260	2,782

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	-	1,707
Less: Balance included at end of period	-	(1,288)

Cash and cash equivalents - beginning of the period	1,251	2,274

Cash and cash equivalents - end of the period	3,511	5,475

Non-cash financing activity
Accrued cash dividends on Series A Preferred Stock (note 8)	(1,700)	-

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
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

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended April 1, 2017 are not necessarily indicative of the results that may be expected for the full year ending December 30, 2017 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 31, 2016. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2017 is a 52-week period ending on December 30, 2017, with quarterly periods ending on April 1, July 1 and September 30, 2017. Fiscal year 2016 was a 52-week period ending on December 31, 2016, with quarterly periods ending on April 2, July 2 and October 1, 2016.

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flow, including contingent consideration payments made after a business combination. As permitted, the Company elected to early adopt the guidance as at December 31, 2016 on a retrospective basis. Prior to the adoption of ASU 2016-15, contingent consideration payments were presented by the Company as investing activities on the consolidated statements of cash flows. The adoption of ASU 2016-15 had no impact on the comparative consolidated statement of cash flows for the quarter ended April 2, 2016.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which is intended to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Under the new guidance, companies will record excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. In addition, the guidance permits companies to elect to recognize forfeitures of share-based payments as they occur, rather than estimating the number of awards expected to be forfeited as is currently required. This guidance is effective for annual and interim periods beginning after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017, and elected upon adoption to recognize forfeitures of stock-based awards as they occur versus estimating at the time of grant. The cumulative effect of this change in accounting policy as at January 1, 2017, was not material to the Company’s financial statements. Commencing January 1, 2017, the Company recognizes excess tax benefits and deficiencies in the provision for income taxes on its consolidated statements of operations and as an operating activity on the consolidated statements of cash flows.

SUNOPTA INC.	10	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Recently Issued Accounting Standards, Not Adopted as at April 1, 2017

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill (that is, Step 2 of the current goodwill impairment test) to measure a goodwill impairment charge. Instead, companies will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (that is, measure the charge based on Step 1 of the current goodwill impairment model). The guidance is effective on a prospective basis for interim and annual goodwill impairment testing dates after January 1, 2020; however, early adoption is permitted for testing dates after January 1, 2017. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. During 2016, the FASB issued ASU 2016-08, ASU 2016-10, 2016-11, 2016-12 and 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09, as amended, will be effective for annual and interim periods beginning on or after December 15, 2017, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is permitted only as of annual and interim reporting periods beginning on or after December 15, 2016; however, the Company has elected not to early adopt the standard.

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

SUNOPTA INC.	11	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

2. Value Creation Plan

On October 7, 2016, the Company entered into a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”). On October 7, 2016, Oaktree invested $85.0 million through the purchase of cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of the Company’s wholly-owned subsidiary, SunOpta Foods Inc. (“SunOpta Foods”) (see note 8). The Company is conducting, with the assistance of Oaktree, a thorough review of its operations, management and governance, with the objective of maximizing the Company’s ability to deliver long-term value to its shareholders. Through this review, the Company has developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Company has engaged management consulting firms to support the design and implementation of the Value Creation Plan.

In the fourth quarter of 2016, measures taken under the Value Creation Plan included the closure of the Company’s San Bernardino, California, juice facility and the Company’s soy extraction facility in Heuvelton, New York. In addition, effective November 11, 2016, Hendrik Jacobs stepped down as the Company’s President and Chief Executive Officer (“CEO”). In the first quarter of 2017, further measures were taken, including the exit from the San Bernardino facility and equipment leases. In addition, the Company made organizational changes within its management and executive teams, including the appointment of David Colo as President and CEO effective February 6, 2017, and the recruitment of new employees in the areas of quality, sales, marketing, operations and engineering. The Company also made capital investments at several of its manufacturing facilities to enhance food safety and production efficiencies.

The following table summarizes actual costs incurred since the inception of the Value Creation Plan to April 1, 2017:

	(a)	(b)	(c)
	Impairment of	Employee
	long-lived assets	recruitment,	Consulting fees
	and facility	retention and	and temporary
	closure costs	termination costs	labor costs	Total
	$	$	$	$
Fiscal 2016
Costs incurred and charged to expense	11,522	2,763	4,041	18,326
Cash payments	-	(694)	(2,384)	(3,078)
Non-cash adjustments	(11,522)	(266)	-	(11,788)
Balance payable, December 31, 2016	-	1,803	1,657	3,460

Fiscal 2017
Costs incurred and charged to expense	4,095	3,478	9,710	17,283
Cash payments	(3,581)	(2,578)	(1,774)	(7,933)
Non-cash adjustments	(714)	276	-	(438)
Balance payable (receivable), April 1, 2017	(200)	2,979	9,593	12,372

(a)	Impairment of long-lived assets and facility closure costs

Represents asset impairment losses of $10.3 million and $1.2 million in the fourth quarter of 2016 related to the closures of the San Bernardino and Heuvelton facilities, respectively, and an additional asset impairment loss of $3.7 million in the first quarter of 2017 on the disposal of the San Bernardino assets, which included $3.2 million paid in the first quarter of 2017 for the early buyout of the San Bernardino equipment leases. In exchange for the San Bernardino assets, the facility landlord agreed to release the Company from its remaining property lease obligation and to pay proceeds of $0.2 million on December 31, 2017. Facility closure costs reflect $0.4 million incurred by the Company for rent and maintenance of the San Bernardino facility prior to its disposal to the landlord.

SUNOPTA INC.	12	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(b)	Employee recruitment, retention and termination costs

Represents third-party recruiting fees incurred to identify and retain new employees; retention bonuses accrued for certain existing employees; and severance benefits, net of forfeitures of stock-based awards, and legal costs related to employee terminations. Some employee termination costs will be paid out in periods after termination. Retention bonuses will be paid out to employees who remain employed by the Company through specified retention dates. Certain employees will be entitled to pro-rata payouts of their retention bonuses if their employment terminates earlier than their retention payment date.

(c)	Consulting fees and temporary labor costs

Represents the cost for third-party consultants and temporary labor engaged to support the implementation of the Value Creation Plan, including systems changes to support new reporting requirements. A portion of the consulting fees incurred in fiscal 2016 were related to external financial and legal advisors engaged to review the Company’s operating plan and evaluate a range of strategic and financial actions that the Company could take to maximize shareholder value, which concluded with the strategic partnership with Oaktree.

For the quarter ended April 1, 2017, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

$
Cost of goods sold(1)	372
Selling, general and administrative expenses(2)	11,438
Other expense(3)	5,473
17,283

(1)	Facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)	Consulting fees and temporary labor costs, and employee recruitment and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.
(3)	Asset impairment and employee termination costs recorded in other expense were not allocated to the Company’s operating segments or Corporate Services.

The Company estimates total remaining costs related to the Value Creation Plan to be incurred and expensed during the last three quarters of fiscal 2017 will be approximately $7.0 million, consisting mainly of consulting fees and employee retention costs.

3. Discontinued Operation

On April 6, 2016, the Company completed the sale of its 66% holding of common shares of Opta Minerals Inc. (“Opta Minerals”) to Speyside Equity Fund I LP for aggregate gross proceeds of $4.8 million (C$6.2 million), of which $3.2 million (C$4.2 million) was received in cash, and $1.5 million (C$2.0 million) was received in the form of a subordinated promissory note bearing interest at 2.0% per annum that will mature on October 6, 2018. The Company has no significant continuing involvement with Opta Minerals.

The following table reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statement of operations for the quarter ended April 2, 2016:

SUNOPTA INC.	13	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

$
Revenues	24,896
Cost of goods sold	(22,133)
Selling, general and administrative expenses	(3,024)
Other expense, net	(794)
Foreign exchange loss	(454)
Interest expense	(484)
Loss before income taxes	(1,993)
Gain on classification as held for sale before income taxes	560
Total pre-tax loss from discontinued operations	(1,433)
Recovery of income taxes	599
Loss from discontinued operations	(834)
Loss from discontinued operations attributable to non-controlling interest	264
Loss from discontinued operations attributable to SunOpta Inc.	(570)

4. Product Recall

During the second quarter of 2016, the Company announced a voluntary recall of certain roasted sunflower kernel products produced at its Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. The affected sunflower products originated from the Crookston facility between May 31, 2015 and April 21, 2016. As at April 1, 2017 and December 31, 2016, the Company recognized estimated losses related to the recall of $47.0 million and $40.0 million, respectively, which comprised estimates for customer losses and direct incremental costs incurred by the Company. The estimates for customer losses reflected the cost of the affected sunflower kernel products returned to or replaced by the Company and the estimated cost to reimburse customers for costs incurred by them related to the recall of their retail products that contain the affected sunflower kernels as an ingredient or component. The incremental costs incurred directly by the Company do not include lost earnings associated with the interruption of production at the Company’s roasting facilities, or the costs to put into place corrective and preventive actions at those facilities.

The Company’s estimates for customer losses related to the recall are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. The Company’s estimates reflect the amount of losses that it determined as at April 1, 2017 to be both probable and reasonably estimable. The Company may need to revise its estimates in subsequent periods as the Company continues to work with its customers and insurance providers to substantiate the claims received to date and any additional claims that may be received. These revisions may occur at any time and may be material.

The Company has general liability and product recall insurance policies with aggregate limits of $47.0 million under which it is expecting to recover recall-related costs, less applicable deductibles. The Company recognizes expected insurance recoveries in the period in which the recoveries are determined to be probable of realization. As at April 1, 2017, the Company has recognized recoveries up to the limit of the coverage available under its insurance policies. Consequently, to the extent any losses are excluded under the insurance policies or additional losses are recognized related to existing or new claims, these excluded or excess losses will be recognized as a charge to future earnings.

As at April 1, 2017, $36.4 million of the estimated recall-related costs were unsettled and were recorded in accounts payable and accrued liabilities on the consolidated balance sheet. These costs were offset by the corresponding estimated insurance recoveries of $32.2 million included in accounts receivable on the consolidated balance sheet as at April 1, 2017, which is net of a $14.2 million of advances the Company received from its insurance providers prior to April 1, 2017. As at April 1, 2017, the Company had settled customer claims in the amount of $10.6 million, which settlements were fully funded under the Company’s general liability and product recall insurance policies.

SUNOPTA INC.	14	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of April 1, 2017 and December 31, 2016:

April 1, 2017
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	505	111	394	-
	Unrealized long-term derivative asset	17	-	17	-
	Unrealized short-term derivative liability	(679)	-	(679)	-
	Unrealized long-term derivative liability	(18)	-	(18)	-
(b)	Inventories carried at market(2)	5,505	-	5,505	-
(c)	Forward foreign currency contracts
	Not designated as hedging instruments(3)	426	-	426	-
	Designated as a hedging instruments(4)	1,775	-	1,775	-
(d)	Contingent consideration(5)	(15,130)	-	-	(15,130)
(e)	Embedded derivative(6)	2,944	-	-	2,944

December 31, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	787	43	744	-
	Unrealized short-term derivative liability	(916)	-	(916)	-
	Unrealized long-term derivative liability	(8)	-	(8)	-
(b)	Inventories carried at market(2)	8,231	-	8,231	-
(c)	Forward foreign currency contracts
	Not designated as hedging instruments(3)	1,345	-	1,345	-
(d)	Contingent consideration(5)	(15,279)	-	-	(15,279)
(e)	Embedded derivative(6)	2,944	-	-	2,944

(1)

Unrealized short-term derivative asset is included in prepaid expenses and other current assets, unrealized long-term derivative asset is included in other assets, unrealized short-term derivative liability is included in other current liabilities and unrealized long-term derivative liability is included in long-term liabilities on the consolidated balance sheets.

(2)	Inventories carried at market are included in inventories on the consolidated balance sheets.
(3)	Forward foreign currency contracts not designated as a hedge are included in accounts receivable or accounts payable and accrued liabilities on the consolidated balance sheets.
(4)	Forward foreign currency contracts designated as a hedge are included in other assets or other current liabilities on the consolidated balance sheets.
(5)	Contingent consideration obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.
(6)	The embedded derivative is included in other assets (long-term) on the consolidated balance sheets.

(a)	Commodity futures and forward contracts

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

SUNOPTA INC.	15	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended April 1, 2017, the Company recognized a loss of $0.0 million (April 2, 2016 – gain of $0.2 million) related to changes in the fair value of these derivatives.

As at April 1, 2017, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	322	350
Forward commodity sale contracts	(239)	(682)
Commodity futures contracts	(325)	5

In addition, as at April 1, 2017, the Company had net open forward contracts to buy 9 lots of cocoa and sell 18 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at April 1, 2017, the Company had 237,507 bushels of commodity corn and 311,202 bushels of commodity soybeans in inventories carried at market.

(c)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are placed in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. Certain of these forward foreign exchange contracts may be designated as cash flow hedges for accounting purposes, while other of these contracts represent economic hedges that are not designated as hedging instruments.

(i) Not designated as hedging instruments

As at April 1, 2017 the Company had open forward foreign exchange contracts to sell euros to buy dollars with a notional value of €32.2 million ($35.0 million). As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended April 1, 2017, the Company recognized a loss of $0.9 million (April 2, 2016 – loss of $1.2 million) related to changes in the fair value of these derivatives.

SUNOPTA INC.	16	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(ii) Designated as hedging instruments

In the first quarter of 2017, the Company initiated a foreign currency cash flow hedging program with the objective of managing the variability of cash flows associated with a portion of forecasted purchases of raw fruit inventories denominated in Mexican pesos. The Company entered into forward foreign exchange contracts to sell dollars to buy Mexican pesos with a notional value of $17.4 million (M$364.9 million). As these contracts have been designated as hedging instruments, the effective portion of the gains and losses on changes in the fair value of the derivative instruments are included in other comprehensive income or loss and reclassified to cost of goods sold in the same period the hedged transaction affects earnings, which is upon the sale of the inventories. For the quarter ended April 1, 2017, the Company recognized a gain of $1.8 million related to change in the fair value of these derivatives. As at April 1, 2017, the Company expects to reclassify the entire amount of this gain from accumulated other comprehensive loss to earnings during the next twelve months.

(d)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to calculate the present value of those cash flows. The following table presents a reconciliation of contingent consideration obligations for the quarter ended April 1, 2017:

	December 31,		Fair Value
	2016	Issuances	Adjustments(1)	Payments(2)	April 1, 2017
	$	$	$	$	$
Contingent consideration	(15,279)	-	(120)	269	(15,130)

(1)	Reflects the accretion for the time value of money, which was included in other income/expense (see note 11).
(2)	Reflects the payment of deferred consideration to a former shareholder of Organic Land Corporation OOD, which was acquired by the Company on December 31, 2012.

(e)	Embedded derivative

On August 5, 2011 and August 29, 2014, the Company invested $0.5 million and $0.9 million, respectively, in convertible subordinated notes issued by Enchi Corporation (“Enchi”), a developer of advanced bioconversion products for the renewable fuels industry. The Company’s investment includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5.1 million. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. As at December 31, 2016, the Company determined that the fair value of this embedded derivative was $2.9 million, based on distributions received from Enchi on the notes up to that date and on expectations related to the remaining royalty rights. As at April 1, 2017, there was no significant change to the expectations related to the royalty rights that would impact the fair value of the embedded derivative.

SUNOPTA INC.	17	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

6. Inventories

	April 1, 2017	December 31, 2016
	$	$
Raw materials and work-in-process	262,882	266,072
Finished goods	81,334	101,585
Company-owned grain	12,901	15,027
Inventory reserves	(13,275)	(14,202)
	343,842	368,482

7. Bank Indebtedness and Long-Term Debt

	April 1, 2017	December 31, 2016
	$	$
Bank indebtedness:
Global Credit Facility(1)	193,281	199,281
Bulgarian credit facility(2)	1,819	2,213
	195,100	201,494

Long-term debt:
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $8,678 (December 31, 2016 - $8,835)(3)	222,320	222,163
Capital lease obligations	7,028	7,454
Other	1,455	1,470
	230,803	231,087
Less: current portion	2,034	2,079
	228,769	229,008

(1)	Global Credit Facility

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

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at April 1, 2017, the weighted-average interest rate on the facilities was 2.90%. The obligations under the Global Credit Facility are guaranteed by substantially all of the Company’s subsidiaries and, subject to certain exceptions, such obligations are secured by first priority liens on substantially all of the assets of the Company.

SUNOPTA INC.	18	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
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

(2)	Bulgarian credit facility

On April 27, 2017, a subsidiary of The Organic Corporation (“TOC”), a wholly-owned subsidiary of the Company, extended its revolving credit facility agreement dated May 22, 2013, to provide up to €4.5 million to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on May 31, 2017, with the intention prior to that date of finalizing a further extension to the agreement until April 30, 2018. As at April 1, 2017, the weighted-average interest rate on the Bulgarian credit facility was 2.75%.

(3)	Senior Secured Second Lien Notes

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the “Notes”). The Company incurred $9.1 million of debt issuance costs related to the Notes, which were recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum, commencing on April 15, 2017. The Notes will mature on October 9, 2022. Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

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

The Notes are subject to covenants that, among other things, limit the Company’s ability to (i) incur additional debt or issue preferred stock; (ii) pay dividends and make certain types of investments and other restricted payments; (iii) create liens; (iv) enter into transactions with affiliates; (v) sell assets; and (vi) create restrictions on the ability of restricted subsidiaries to pay dividends, make loans or advances or transfer assets to the Company, SunOpta Foods or any guarantor of the Notes. The indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, certain payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare the principal of and accrued and unpaid interest on, if any, all the Notes to be due and payable.

SUNOPTA INC.	19	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

8. Series A Preferred Stock

On October 7, 2016 (the “Closing Date”), the Company and SunOpta Foods entered into a subscription agreement (the “Subscription Agreement”) with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the “Investors”). Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Preferred Stock to the Investors for consideration in the amount of $85.0 million. In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Preferred Stock. At any time on or after the fifth anniversary of the Closing Date, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time. The carrying value of the Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to retained earnings over the period preceding the fifth anniversary of the Closing Date, which accretion amounted to $0.2 million for the quarter ended April 1, 2017 and $0.5 million from the Closing Date.

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

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% prior to October 5, 2025 and 12.5% thereafter, in each case of the liquidation preference (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. As at April 1, 2017, the Company had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of shares of common stock of the Company (the “Common Shares”) equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the “Exchange Price” and such quotient, the “Exchange Rate”). As at April 1, 2017, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on the Closing Date remain outstanding or (ii) on or after the third anniversary of the Closing Date, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price. Prior to the receipt of applicable approval by the holders of Common Shares, shares of Preferred Stock are not exchangeable into more than 19.99% of the number of Common Shares outstanding immediately after giving effect to such exchange.

In connection with the Subscription Agreement, the Company issued Special Shares, Series 1 (the “Special Voting Shares”) to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. As at April 1, 2017, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.6% voting interest in the Company. The Special Voting Shares are not transferable and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the “Board”) and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on the Closing Date, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company; and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

SUNOPTA INC.	20	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Stock-Based Compensation

On February 6, 2017, David Colo was appointed President and CEO of the Company. In connection with his appointment, the Company granted Mr. Colo 473,940 performance-based stock options (the “Special Stock Options”), 277,780 performance stock units (the “Special Performance Units”), and 100,000 restricted stock units (“RSUs”). The grant of 50,000 of the RSUs was contingent on Mr. Colo purchasing an aggregate value of $1.0 million of Common Shares in the open market.

The vesting of the Special Stock Options and Special Performance Units is subject to: (i) Mr. Colo’s continued employment with the Company through February 6, 2020 (the “Performance Period”); and (ii) the satisfaction of certain stock price performance conditions during the Performance Period. One-third of the Special Stock Options and Special Performance Units will vest upon achieving a stock price of $11.00, one-third will vest upon achieving a stock price of $14.00, and one-third will vest upon achieving a stock price of $18.00, in each case for 20 consecutive trading days and subject to continued employment through the Performance Period. Each vested Special Stock Option will entitle Mr. Colo to purchase one common share of the Company at an exercise price of $7.00, which was equal to the closing price of the Common Shares as at February 6, 2017. Each vested Special Performance Unit will entitle Mr. Colo to receive one common share of the Company without payment of additional consideration.

The fair values of the Special Stock Options and Special Performance Units were estimated using a Monte Carlo valuation model, which simulates the potential outcomes for the Company’s stock price performance and determines the payouts that would occur under each scenario. Fair value is based on the average of those results. The grant-date weighted-average fair values of the Special Stock Options and Special Performance Units were determined to be $1.84 and $2.79, respectively, based on the following inputs to the valuation model:

		Special
	Special Stock	Performance
	Options	Units
Grant-date stock price	$7.00	$7.00
Exercise price	$7.00	NA
Dividend yield	0%	0%
Expected volatility(1)	42.0%	42.0%
Risk-free interest rate(2)	2.2%	1.5%
Expected life (in years)(3)	6.5	3.0

(1)	Determined based on the historical volatility of the Common Shares over the expected life of the Special Stock Options.
(2)	Determined based on U.S. Treasury yields with a remaining term equal the respective expected lives of the Special Stock Options and Special Performance Units.
(3)

Determined using the simplified method for the Special Stock Options, based on the mid-point of vesting (three years) and expiration (ten years). Determined based on vesting for the Special Performance Units.

SUNOPTA INC.	21	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The aggregate grant-date fair value of the Special Stock Options and Special Performance Units awarded to Mr. Colo was $1.6 million, which will be recognized on a straight-line basis over the requisite three-year Performance Period.

The RSUs granted to Mr. Colo vest in three equal installments beginning on February 6, 2018. Each vested RSU will entitle Mr. Colo to receive one common share of the Company. The grant-date fair value of the RSUs was estimated to be $7.00 based on the stock price of the Common Shares as of the date of grant. The aggregate grant-date fair value of the RSUs awarded to Mr. Colo of $0.7 million will be recognized on a straight-line basis over the three-year vesting period.

10. Accumulated Other Comprehensive Loss

Net unrealized gains/(losses) recorded in accumulated other comprehensive loss were as follows:

	April 1, 2017	December 31, 2016
	$	$
Currency translation adjustment	(12,581)	(13,104)
Cash flow hedges, net of income taxes	931	-
	(11,650)	(13,104)

11. Other Expense, Net

The components of other expense (income) were as follows:

	Quarter ended
	April 1, 2017	April 2, 2016
	$	$
Impairment of long-lived assets(1)	3,723	1,735
Employee severance costs(2)	1,750	472
Product withdrawal and recall costs(3)	279	1,468
Increase in fair value of contingent consideration (see note 5(d))	120	198
Business development costs	-	97
Other	(429)	8
	5,443	3,978

(1)	Impairment of long-lived assets

For the quarter ended April 1, 2017, represents the loss on the disposal of the San Bernardino assets in connection with the Value Creation Plan (see note 2), including $3.2 million paid for the early buyout of the San Bernardino equipment leases.

For the quarter ended April 2, 2016, represents the impairment of leasehold improvements at the Company’s Buena Park, California, facility on the consolidation of Company’s frozen fruit processing operations following the acquisition of Sunrise Holdings (Delaware), Inc. (“Sunrise”) in October 2015.

(2)	Employee severance costs

For the quarter ended April 1, 2017, represents severance benefits, net of forfeitures of stock-based awards, and legal costs incurred related to employee terminations in connection with the Value Creation Plan (see note 2).

For the quarter ended April 2, 2016, severance costs primarily relate to employees impacted by the consolidation of the Company’s frozen fruit processing operations.

SUNOPTA INC.	22	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(3)	Product withdrawal and recall costs

For the quarter ended April 1, 2017, includes certain direct costs related to the voluntary recall of certain sunflower kernel products (see note 4) that were not eligible for reimbursement under the Company’s insurance policies.

For the quarter ended April 2, 2016, the Company recognized estimated costs of $1.0 million related to the voluntary withdrawal of a consumer-packaged product due to a quality-related issue, and the $0.5 million for insurance deductibles related to the sunflower recall.

SUNOPTA INC.	23	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

12. Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	Quarter ended
	April 1, 2017	April 2, 2016
Numerator for basic loss per share:
Loss from continuing operations, less amount attributable to non-controlling interests	$(11,398)	$(9,663)
Less: dividends and accretion on Series A Preferred Stock	(1,940)	-
Loss from continuing operations available to common shareholders	(13,338)	(9,663)
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)
Loss available to common shareholders	$(13,338)	$(10,233)

Denominator for basic loss per share:
Basic weighted-average number of shares outstanding	85,929	85,426

Basic loss per share:
- from continuing operations	$(0.16)	$(0.11)
- from discontinued operations	-	(0.01)
	$(0.16)	$(0.12)

Numerator for diluted loss per share:
Loss from continuing operations, less amount attributable to non-controlling interests	$(11,398)	$(9,663)
Less: dividends and accretion on Series A Preferred Stock (1)	(1,940)	-
Loss from continuing operations available to common shareholders	(13,338)	(9,663)
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)
Loss available to common shareholders	$(13,338)	$(10,233)

Denominator for diluted loss per share:
Basic weighted-average number of shares outstanding	85,929	85,426
Dilutive effect of the following:
Series A Preferred Stock (1)	-	-
Stock options and RSUs (2)	-	-
Diluted weighted-average number of shares outstanding	85,929	85,426

Diluted loss per share:
- from continuing operations	$(0.16)	$(0.11)
- from discontinued operations	-	(0.01)
	$(0.16)	$(0.12)

(1)

For the quarter ended April 1, 2017, it was more dilutive to assume the Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 11,333,333 Common Shares issuable on an if-converted basis.

SUNOPTA INC.	24	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)

For the quarters ended April 1, 2017 and April 2, 2016, stock options and RSUs to purchase or receive 84,659 and nil Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share. In addition, for the quarters ended April 1, 2017 and April 2, 2016, options to purchase 1,362,347 and 2,648,392 Common Shares were anti-dilutive because the exercise prices of these options were greater than the average market price.

13. Supplemental Cash Flow Information

	Quarter ended
	April 1, 2017	April 2, 2016
	$	$
Changes in non-cash working capital:
Accounts receivable	(11,127)	(16,837)
Inventories	26,358	9,867
Income tax payable	(1,460)	1,031
Prepaid expenses and other current assets	(4,733)	(2,313)
Accounts payable and accrued liabilities	12,410	(18,170)
Customer and other deposits	1,887	(1,063)
	23,335	(27,485)

14. Commitments and Contingencies

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

SUNOPTA INC.	25	April 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 1, 2017 and April 2, 2016
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

When reviewing the operating results of the Company’s operating segments, management uses segment revenues from external customers and segment operating income/loss to assess performance and allocate resources. Segment operating income/loss excludes other income/expense items and goodwill impairment losses. In addition, interest expense and income amounts, and provisions for income taxes are not allocated to the operating segments.

	Quarter ended
	April 1, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	130,291	199,740	330,031
Segment operating income	4,751	5,948	10,699
Corporate Services			(13,655)
Other expense, net (see note 11)			(5,443)
Interest expense, net			(7,754)
Loss from continuing operations before income taxes			(16,153)

	Quarter ended
	April 2, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	146,022	206,292	352,314
Segment operating income (loss)	6,441	(1,778)	4,663
Corporate Services			(2,028)
Other expense, net (see note 11)			(3,978)
Interest expense, net			(11,022)
Loss from continuing operations before income taxes			(12,365)

SUNOPTA INC.	26	April 1, 2017 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended April 1, 2017 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 10, 2017.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as “anticipate”, “estimate”, “target” “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, or other similar expressions concerning matters that are not historical facts. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect. Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect. These factors are more fully described in the “Risk Factors” section at Item 1A of the Form 10-K and Item 1A of Part II of this report.

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

Overview

SunOpta is a global company focused on sourcing non-genetically modified (“non-GMO”) and organic ingredients, and manufacturing healthy food and beverage products. Our global sourcing platform makes us one of the leading suppliers of non-GMO and organic raw materials and ingredients in the food industry. Our consumer products portfolio utilizes internally and externally sourced raw materials and ingredients to manufacture healthy food and beverage products for supply to retail, foodservice and branded food customers. We operate our business in the following reportable segments:

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
SUNOPTA INC.	27	April 1, 2017 10-Q

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2017 is a 52-week period ending on December 30, 2017, with quarterly periods ending on April 1, July 1 and September 30, 2017. Fiscal year 2016 was a 52-week period ending on December 31, 2016, with quarterly periods ending on April 2, July 2 and October 1, 2016.

Value Creation Plan

On October 7, 2016, we entered into a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”). On October 7, 2016, Oaktree invested $85.0 million through the purchase of cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of our wholly-owned subsidiary, SunOpta Foods Inc. (“SunOpta Foods”).

Following the strategic partnership, with the assistance of Oaktree, we conducted a thorough review of our operations, management and governance, with the objective of maximizing our ability to deliver long-term value to our shareholders. As a product of this review our management and the Board of Directors developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Value Creation Plan is a broad-based initiative focused on increasing shareholder value through strategic investments made to the people and assets of the Company to deliver sustained profitable growth. We expect the Value Creation Plan to be implemented in phases, and span several years.

As part of the first phase of the Value Creation Plan, we are targeting implementation of $30 million of productivity-driven annualized enhancements of earnings before income taxes, depreciation and amortization (“EBITDA”), to be implemented over 2017 and 2018. In the near-term, these benefits are expected to be offset by structural investments made in the areas of quality, sales, marketing, operations and engineering resources. Additionally, we are incurring non-structural third-party consulting support, severance, and recruiting costs. The plan also calls for increased investment in capital upgrades at several manufacturing facilities to enhance food safety and manufacturing efficiencies. Over time, these investments are expected to yield additional improvement in EBITDA beyond the $30 million of initial productivity-driven savings. Recent progress on each of the four pillars of the Value Creation Plan is highlighted below:

Process Sustainability

The focus of the process sustainability pillar is to ensure we have the infrastructure, systems and skills to sustain the business improvements and value captured from the Value Creation Plan. Broadening the skillset and experience of SunOpta’s leadership team is a critical component to the process sustainability pillar of the Value Creation Plan. During the first quarter of 2017, a substantial amount of activity was devoted to this pillar. Recent highlights include:

  Filled the positions of Chief Executive Officer, Chief Operating Officer for Consumer Products, Chief Human Resources Officer, Chief Information Officer, Chief Quality Officer, Senior Vice President of Operations & Engineering, and Senior Vice President of Supply Chain.

  Additional hiring to fill other management-level positions in the areas of sales, marketing, customer service, engineering, operations, quality, and other functional support services.

  Sales and operations planning process implemented in key business segments to improve customer service levels.

  Enterprise resource planning systems pilot work in progress at two manufacturing locations.

We have completed the hiring of all key senior leaders.

Operational Excellence

The focus of the operational excellence pillar is to ensure food quality and safety, coupled with improved operational performance and efficiency. These efforts are expected to generate productivity improvements and cost savings in manufacturing, procurement and logistics. Recent highlights include:

  Launched network-wide upgrades to worker safety and food quality programs, with the goal of becoming a leader in safety and quality across the healthy food industry. Management’s top priority remains enhancing food safety and quality.

  Early success in our working capital optimization efforts led to a significant year-over-year improvement in operating cash flow. We remain focused on achieving the targeted goal of a $20 million in working capital efficiencies over the course of 2017.

Since the initiation of the Value Creation Plan, we have implemented process improvements and cost savings expected to yield $1.3 million of annualized EBITDA benefits.

SUNOPTA INC.	28	April 1, 2017 10-Q

Go-to-Market Effectiveness

The focus of the go-to-market effectiveness pillar is to optimize customer and product mix in existing sales channels, and identify and penetrate new high-potential sales channels. We expect efforts under this pillar to improve revenue growth and profitability over time. Recent highlights include:

  Implemented a revamped go-to-market approach emphasizing proactive engagement with current and prospective customers.

  New business wins with existing and new customers, in existing and new categories, across frozen fruit, healthy beverage, and global ingredients.

  Continued the build out of the food service and retail sales and marketing organization capabilities.

  Adjusted pricing of certain consumer product offerings driving expanded margins.

Since the initiation of the Value Creation Plan, we have implemented go-to-market improvements expected to yield $2.0 million of annualized EBITDA benefits.

Portfolio Optimization

The focus of the portfolio optimization pillar is to simplify the business, investing where structural advantages exist, while exiting businesses or product lines where we are not effectively positioned. Recent highlights include:

  Appointed John Ruelle as Senior Vice President of Corporate Development.

  Continued evaluation of product rationalization opportunities to enhance margins.

Since the initiation of the Value Creation Plan, we have implemented portfolio changes expected to yield $4.2 million of annualized EBITDA benefits.

The statements we make in this report about the expected results of the Value Creation Plan, including expected improvements in earnings, EBITDA, working capital efficiencies, expected cash flows, and expected costs, are forward-looking statements. See “Forward-Looking Statements” above. EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations and our ability to generate cash flows to fund our cash requirements, including debt service and capital expenditures. See footnote (3) to the “Consolidated Results of Operations for the Quarters Ended April 1, 2017 and April 2, 2016” table below for a reconciliation of EBITDA and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

In the first quarter of 2017, we incurred significant costs in connection with measures taken under the Value Creation Plan, which included asset impairment charges and facility closure costs related to the closure of our San Bernardino, California, juice facility ($4.1 million); and employee recruitment, retention and severance costs related to organizational changes within our management and executive teams, and recruitment of new employees in the areas of quality, sales, marketing, operations and engineering ($3.5 million). In addition, we incurred third-party consulting and temporary labor costs in support of the Value Creation Plan of $9.7 million. We also made capital investments at several of our manufacturing facilities to enhance food safety and production efficiencies.

SUNOPTA INC.	29	April 1, 2017 10-Q

Costs incurred and charged to expense in the first quarter of 2017 were recorded in the consolidated statement of operations as follows:

$
Cost of goods sold(1)	372
Selling, general and administrative expenses(2)	11,438
Other expense(3)	5,473
17,283

(1)	Facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)	Consulting fees and temporary labor costs, and employee recruitment and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.
(3)	Asset impairment and employee termination costs recorded in other expense were not allocated to the Company’s operating segments or Corporate Services.

We estimate total remaining costs related to the Value Creation Plan to be incurred and expensed during the last three quarters of fiscal 2017 will be approximately $7.0 million, consisting mainly of consulting fees and employee retention costs.

For more information regarding the Value Creation Plan, see note 2 to the unaudited consolidated financial statements included in this report.

Recall of Certain Roasted Sunflower Kernel Products

During the second quarter of 2016, we announced a voluntary recall of certain roasted sunflower kernel products produced at our Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. As at April 1, 2017 and December 31, 2016, we recognized estimated losses related to the recall of $47.0 million and $40.0 million, respectively, which comprised estimates for customer losses and direct incremental costs that we incurred. Our estimates for customer losses are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. We have general liability and product recall insurance policies with aggregate limits of $47.0 million under which we are expecting to recover recall-related costs, less applicable deductibles. As at April 1, 2017, we have recognized recoveries up to the limit of the coverage available under our insurance policies. Consequently, to the extent any losses are excluded under the insurance policies or additional losses are recognized related to existing or new claims, these excluded or excess losses will be recognized as a charge to future earnings. As at April 1, 2017, we had settled customer claims in the amount of $10.6 million, which settlements were fully funded under our general liability and product recall insurance policies.

For more information regarding the recall, see note 4 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	30	April 1, 2017 10-Q

Consolidated Results of Operations for the Quarters Ended April 1, 2017 and April 2, 2016

For the quarter ended	April 1, 2017	April 2, 2016	Change	Change
	$	$	$	%
Revenues
Global Ingredients	130,291	146,022	(15,731)	-10.8%
Consumer Products	199,740	206,292	(6,552)	-3.2%
Total revenues	330,031	352,314	(22,283)	-6.3%

Gross profit
Global Ingredients	15,646	18,092	(2,446)	-13.5%
Consumer Products	23,053	13,809	9,244	66.9%
Total gross profit	38,699	31,901	6,798	21.3%

Segment operating income (loss)(1)
Global Ingredients	4,751	6,441	(1,690)	-26.2%
Consumer Products	5,948	(1,778)	7,726	434.5%
Corporate Services	(13,655)	(2,028)	(11,627)	-573.3%
Total segment operating income (loss)	(2,956)	2,635	(5,591)	-212.2%

Other expense, net	5,443	3,978	1,465	36.8%
Loss from continuing operations before the following	(8,399)	(1,343)	(7,056)	-525.4%
Interest expense, net	7,754	11,022	(3,268)	-29.6%
Recovery of income taxes	(4,969)	(3,086)	(1,883)	-61.0%
Loss from continuing operations	(11,184)	(9,279)	(1,905)	-20.5%
Earnings attributable to non-controlling interests	214	384	(170)	-44.3%
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)	570	100.0%

Loss attributable to SunOpta Inc.(2)	(11,398)	(10,233)	(1,165)	-11.4%

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

We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our core operating performance. However, the non-GAAP measure of operating income should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income/loss to earnings (loss) from continuing operations before the following, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
April 1, 2017
Segment operating income (loss)	4,751	5,948	(13,655)	(2,956)
Other expense, net	(111)	(4,480)	(852)	(5,443)
Earnings (loss) from continuing operations before the following	4,640	1,468	(14,507)	(8,399)

April 2, 2016
Segment operating income (loss)	6,441	(1,778)	(2,028)	2,635
Other expense, net	(660)	(3,091)	(227)	(3,978)
Earnings (loss) from continuing operations before the following	5,781	(4,869)	(2,255)	(1,343)

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

SUNOPTA INC.	31	April 1, 2017 10-Q

(2)

When assessing our financial performance, we use an internal measure of earnings from continuing operations, net of non-controlling interests, determined in accordance with U.S. GAAP that includes dividends and accretion on convertible preferred stock and excludes specific items recognized in other income/expense, impairment losses on goodwill, long-lived assets and investments, other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances an analysis of our financial performance of our core business when comparing those operating results between periods, as we do not consider these items to be reflective of normal core business operations. The following table presents a reconciliation of adjusted earnings/loss from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Per Diluted Share
	$	$
April 1, 2017
Loss from continuing operations	(11,184)
Less: earnings attributable to non-controlling interests	(214)
Less: dividends and accretion of Series A Preferred Stock	(1,940)
Loss from continuing operations available to common shareholders	(13,338)	(0.16)

Adjusted for:
Costs related to the Value Creation Plan(a)	17,283
Product recall costs(b)	1,008
Other(c)	(309)
Net income tax effect(d)	(5,532)
Adjusted loss	(888)	(0.01)

April 2, 2016
Loss from continuing operations	(9,279)
Less: earnings attributable to non-controlling interests	(384)
Loss from continuing operations available to common shareholders	(9,663)	(0.11)

Adjusted for:
Costs related to business acquisitions(e)	12,983
Product withdrawal and recall costs(f)	1,468
Plant start-up costs(g)	1,287
Litigation-related legal fees(h)	625
Write-off of debt issuance costs(i)	215
Other(c)	303
Net income tax effect(d)	(4,531)
Adjusted earnings	2,687	0.03

(a)

Reflects facility closure costs of $0.4 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment and retention costs of $11.4 million recorded in selling, general and administrative (“SG&A”) expenses; and asset impairment and employee termination costs of $5.5 million recorded in other expense (as described above under “Value Creation Plan”).

(b)

Reflects costs related to the recall of certain sunflower kernel products (as described above under “Recall of Certain Roasted Sunflower Kernel Products), including a $0.7 million adjustment for the estimated lost gross profit caused by the sunflower recall, which reflected a shortfall in revenues against prior year volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million; and $0.3 million of direct costs recorded in other expense that are not eligible for reimbursement under our insurance policies.

(c)	Other included fair value adjustments related to contingent consideration arrangements and gain/loss on the sale of assets, which were recorded in other expense.
(d)	Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.
(e)

Reflects costs related to the acquisition of Sunrise Holdings (Delaware), Inc. (“Sunrise”) in October 2015 (the “Sunrise Acquisition”), including an acquisition accounting adjustment related to Sunrise's inventory sold in the first quarter of 2016 of $7.6 million, which was recorded in cost of goods sold; the non-cash amortization of debt issuance costs incurred in connection with the initial financing related to the Sunrise Acquisition of $3.0 million, which was recorded in interest expense; and $1.9 million of integration costs related to the closure and consolidation of our frozen fruit processing operations following the Sunrise Acquisition, which were recorded in cost of goods sold and other expense.

(f)

Reflects costs of $1.0 million for the withdrawal of a consumer-packaged product for a quality-related issue and $0.5 million for insurance deductibles related to the sunflower recall, which were recorded in other expense.

(g)

Plant start-up costs relate to the ramp-up of production at our Allentown, Pennsylvania, facility following the completion of the addition of aseptic beverage processing and filling capabilities in the fourth quarter of 2015, which were recorded in cost of goods sold. These start-up costs reflected the negative gross profit reported by the facility as the facility ramped up to break-even production levels.

(h)	Reflect litigation-related legal costs mainly associated with the settlement of a product recall dispute with a customer, which were recorded in SG&A expenses.
(i)	Reflects the write-off to interest expense of $0.2 million of remaining unamortized debt issuance costs related to terminated credit facilities.

SUNOPTA INC.	32	April 1, 2017 10-Q

We believe that investors’ understanding of our financial performance is enhanced by disclosing the specific items that we exclude from earnings/loss attributable to SunOpta Inc. to compute adjusted earnings/loss. However, adjusted earnings/loss is not, and should not be viewed as, a substitute for earnings prepared under U.S. GAAP. Adjusted earnings/loss is presented solely to allow investors to more fully understand how we assess our financial performance.

(3)

We use measures of EBITDA when assessing the performance of our operations and our ability to generate cash flows to fund our cash requirements, including debt service and capital expenditures. We also use these measures to review and assess our progress under the Value Creation Plan (as described above under “Value Creation Plan”) and to assess operating performance in connection with our employee incentive programs. In addition, we are subject to certain debt covenants that restrict our ability to incur additional indebtedness unless we meet certain ratios based on EBITDA. We define EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and adjusted EBITDA as EBITDA excluding other unusual items that affect the comparability of operating performance as identified in the determination of adjusted earnings (refer above to footnote (2)). The following table presents a reconciliation of segment operating income/loss, EBITDA and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Quarter ended
	April 1, 2017	April 2, 2016
	$	$
Loss from continuing operations	(11,184)	(9,279)
Recovery of income taxes	(4,969)	(3,086)
Interest expense, net	7,754	11,022
Other expense, net	5,443	3,978
Total segment operating income (loss)	(2,956)	2,635
Depreciation and amortization	8,180	8,760
Stock-based compensation(a)	1,128	1,039
EBITDA	6,352	12,434
Adjusted for:
Costs related to Value Creation Plan(b)	11,810	-
Product recall costs(c)	729	-
Costs related to business acquisitions(d)	-	7,776
Plant expansion and start-up costs(e)	-	1,287
Litigation-related legal fees(f)	-	625
Adjusted EBITDA	18,891	22,122

(a)

Stock-based compensation of $1.1 million was recorded in SG&A expenses. The reversal of $0.3 million of previously recognized stock- based compensation related to forfeited awards previously granted to terminated employees was recognized in other expense.

(b)

Reflects facility closure costs of $0.4 million recorded in cost of goods sold and consulting fees, temporary labor, employee recruitment and retention costs of $11.4 million recorded in SG&A expenses (as described above under “Value Creation Plan”).

(c)

Reflects the estimated lost gross profit caused by the recall of certain sunflower kernel products of $0.7 million, which reflected the shortfall in revenues against prior year volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million.

(d)

Reflects costs related to the acquisition accounting adjustment related to Sunrise’s inventory sold in the first quarter of 2016 of $7.6 million and the integration costs related to the closure and consolidation of our frozen fruit processing operations following the Sunrise Acquisition of $0.2 million, which were recorded in cost of goods sold.

(e)	Reflects the negative gross profit reported by the Allentown facility as the facility ramped up to break-even production levels.
(f)	Reflect the litigation-related legal costs recorded in SG&A expenses.

Although we use EBITDA and adjusted EBITDA as measures to assess the performance of our business and for the other purposes set forth above, these measures have limitations as analytic tools, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

  neither EBITDA nor adjusted EBITDA reflects the significant interest expense, or the cash requirements necessary to service interest payments on our indebtedness;

  neither EBITDA nor adjusted EBITDA includes the payment of taxes, which is a necessary element of our operations;

  although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither EBITDA nor adjusted EBITDA reflects any cash requirements for such replacements; and

  neither EBITDA nor adjusted EBITDA includes non-cash stock-based compensation, which is an important component of our total compensation program for employees and directors.

Because of these limitations, EBITDA and adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing EBITDA or adjusted EBITDA in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as revenues, gross profit, segment operating income, earnings and adjusted earnings to measure our operating performance. Neither EBITDA nor adjusted EBITDA is a measurement of financial performance under U.S. GAAP and neither should be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculations of EBITDA and adjusted EBITDA may not be comparable to the calculation of similarly titled measures reported by other companies.

SUNOPTA INC.	33	April 1, 2017 10-Q

(4)

In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor’s ability to derive meaningful year-over-year comparisons and trends from our results of operations. In particular, we evaluate our revenues on a basis that excludes the effects of fluctuations in commodity pricing and foreign exchange rates. In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis. These items are identified above under footnote (2), and in the discussion of our results of operations below. These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not considered in isolation of, or as substitutes for an analysis of our results as reported under U.S. GAAP.

Revenues for the quarter ended April 1, 2017 decreased by 6.3% to $330.0 million from $352.3 million for the quarter ended April 2, 2016. Excluding the impact on revenues for the first quarter of 2017 of changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $5.0 million), estimated impact of the recall of certain sunflower kernel products based on shortfall against anticipated volumes (a decrease in revenues of approximately $3.0 million), and estimated impact on west coast pouch operations as a result of a fire at a third-party facility (a decrease in revenues of approximately $3.0 million), revenues in the first quarter of 2017 decreased by 3.1%, compared with the first quarter of 2016. This decrease in revenues on an adjusted basis reflected a continued decline in retail market demand for frozen fruit products and lower volumes of organic ingredients due to customer turnover and weather-related issues. These factors were partially offset by strong volumes of non-dairy aseptic beverage and shelf-stable juice products.

Gross profit increased $6.8 million, or 21.3%, to $38.7 million for the quarter ended April 1, 2017, compared with $31.9 million for the quarter ended April 2, 2016. As a percentage of revenues, gross profit for the quarter ended April 1, 2017 was 11.7% compared to 9.1% for the quarter ended April 2, 2016, an increase of 2.6% . The gross profit percentage for the first quarter of 2017 would have been approximately 11.9%, excluding the impact of the lost margin caused by the recall of certain sunflower kernel products ($0.7 million) and costs related to the closure of the San Bernardino facility ($0.4 million). For the first quarter of 2016, the gross profit percentage would have been 11.6%, excluding the impact of costs related to the acquisition accounting adjustment related to the Sunrise’s inventory sold subsequent to the acquisition date ($7.6 million) and start-up costs related to the ramp-up of production at the Allentown aseptic beverage facility ($1.3 million). Excluding these items, the gross profit percentage increased 0.2% on an adjusted basis in first quarter of 2017, compared with the first quarter of 2016, which reflected improved raw material pricing and operating efficiencies within our healthy fruit operations, as well as operational savings following the closure of the San Bernardino facility.

Total segment operating loss for the quarter ended April 1, 2017 was $3.0 million, compared with income of $2.6 million for the quarter ended April 2, 2016. The $5.6 million decrease in segment operating income reflected a $14.0 million increase in SG&A expenses that more than offset the higher overall gross profit as described above. The increase in SG&A expenses mainly reflected incremental consulting fees and temporary labor costs ($9.7 million) and employee recruitment and retention costs ($1.7 million) associated with the Value Creation Plan, partially offset by lower litigation-related legal costs ($0.6 million). In addition, the increase in SG&A expenses reflected higher employee compensation-related costs related to structural investments in new quality, sales, marketing, engineering and accounting resources. Segment operating income/loss included foreign exchange losses of $0.6 million and $2.2 million in the first quarters of 2017 and 2016, respectively, which mainly reflected the impact of movements in the U.S. dollar relative to the euro and Mexican peso on our international organic ingredient and frozen fruit operations.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended April 1, 2017 of $5.4 million mainly reflected asset impairments related to the closure of the San Bernardino facility ($3.7 million) and employee termination costs ($1.8 million) associated with the Value Creation Plan. Other expense for the quarter ended April 2, 2016 of $4.0 million included asset impairments and severance costs related to the consolidation of our frozen fruit processing operations following the Sunrise Acquisition, and costs related to the withdrawal of a consumer-packaged product and sunflower kernel recall.

Interest expense decreased by $3.2 million to $7.8 million for the quarter ended April 1, 2017, compared with $11.0 million for the quarter ended April 2, 2016. Interest expense included the amortization and write-off of debt issuance costs of $0.5 million and $3.4 million in the first quarters of 2017 and 2016, respectively. The quarter-over-quarter decrease in interest expense primarily reflected the reduction in non-cash amortization following the one-year maturity of the initial second lien loans used to partially fund the Sunrise Acquisition, and the repayment of $79.0 million of second lien borrowings with the net proceeds from the Preferred Stock offering in October 2016.

We recognized a recovery of income tax of $5.0 million for the quarter ended April 1, 2017, compared with $3.1 million for the quarter ended April 2, 2016. The effective tax rate for the first quarter of 2017 was 30.8%, compared with 25.0% for the first quarter of 2016. The effective tax rates reflected the impact of changes in the jurisdictional mix of earnings, mainly as the result of lower pre-tax losses projected in the U.S. in fiscal 2017 versus fiscal 2016, which reflected the effect of lower cash interest and debt issuance costs related to the financing of the Sunrise Acquisition, and the conclusion of acquisition accounting adjustments to Sunrise inventory sold, and lower pre-tax earnings projected in Canada in fiscal 2017 versus fiscal 2016 due to anticipated costs associated with the Value Creation Plan.

SUNOPTA INC.	34	April 1, 2017 10-Q

Loss from continuing operations attributable to SunOpta Inc. for the quarter ended April 1, 2017 was $11.4 million, compared with a loss of $9.7 million for the quarter ended April 2, 2016, an increase of $1.7 million. Diluted loss per share from continuing operations was $0.16 for the quarter ended April 1, 2017, compared with diluted loss per share from continuing operations of $0.11 for the quarter ended April 2, 2016.

The loss from discontinued operations of $0.6 million in the first quarter of 2016 was related our investment in Opta Minerals Inc. (“Opta Minerals”), which we sold in April 2016.

On a consolidated basis, we realized a loss of $11.4 million (diluted loss per share of $0.16) for the quarter ended April 1, 2017, compared with a loss of $10.2 million (diluted loss per share of $0.12) for the quarter ended April 2, 2016.

For the quarter ended April 1, 2017, adjusted loss was $0.9 million, or $0.01 per diluted share, compared with adjusted earnings of $2.7 million, or $0.03 per diluted share for the quarter ended April 2, 2016. Adjusted EBITDA for the quarter ended April 1, 2017 was $18.9 million, compared with $22.1 million for the quarter ended April 2, 2016. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients
For the quarter ended	April 1, 2017	April 2, 2016	Change	% Change

Revenues	$130,291	$146,022	$(15,731)	-10.8%
Gross Profit	15,646	18,092	(2,446)	-13.5%
Gross Profit %	12.0%	12.4%		-0.4%

Operating Income	$4,751	$6,441	$(1,690)	-26.2%
Operating Income %	3.6%	4.4%		-0.8%

Global Ingredients contributed $130.3 million in revenues for the quarter ended April 1, 2017, compared to $146.0 million for the quarter ended April 2, 2016, a decrease of $15.7 million, or 10.8% . Excluding the estimated impacts on revenues of changes including foreign exchange rates and commodity-related pricing and the recall of certain sunflower kernel products announced in the second quarter of 2016, Global Ingredients revenues decreased approximately 5.2% . The table below explains the decrease in revenue:

SUNOPTA INC.	35	April 1, 2017 10-Q

Global Ingredients Revenue Changes
Revenues for the quarter ended April 2, 2016	$146,022
Lower volumes and pricing on organic feed due to weather-related crop delays in Europe and competitive pricing pressure in North America	(6,819)
Lower raw sunflower volumes due to price competition from increased global supply, and lower roasted volumes due to the impact of the recall	(6,306)
Decreased volumes of internationally sourced organic ingredients including fruits, vegetables, liquid sweeteners, seeds and nuts driven by increased competition	(1,989)
Decreased commodity pricing for specialty corn, soy and sunflower	(1,966)
Unfavorable foreign exchange impact on euro-denominated sales due to the stronger U.S. dollar	(1,605)
Decreased commodity pricing for internationally sourced organic ingredients including seeds, nuts and dried fruit, partially offset by improved pricing for cocoa and coffee	(1,251)
Increased volumes on certain grain varieties to liquidate long positions	4,205
Revenues for the quarter ended April 1, 2017	$130,291

Gross profit in Global Ingredients decreased by $2.4 million to $15.6 million for the quarter ended April 1, 2017 compared to $18.1 million for the quarter ended April 2, 2016, and the gross profit percentage decreased by 0.4% to 12.0% . The decrease in gross profit as a percentage of revenue was primarily due to the reduced volumes of higher-margin roasted products and competitive margin pressure on internationally sourced organic ingredients. The table below explains the decrease in gross profit:

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended April 2, 2016	$18,092
Lower volumes of raw sunflower and roasted products	(2,340)
Lower volumes and pricing on certain internationally sourced organic ingredients	(2,016)
Favorable product mix of higher-margin specialty grains and grain ingredients	1,190
Improved yield and operational efficiencies at our European production facilities	720
Gross profit for the quarter ended April 1, 2017	$15,646

Operating income in Global Ingredients decreased by $1.7 million, or 26.2%, to $4.8 million for the quarter ended April 1, 2017, compared to $6.4 million for the quarter ended April 2, 2016. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended April 2, 2016	$6,441
Decrease in gross profit, as explained above	(2,446)
Decrease in foreign exchange losses on forward derivative contracts, partially offset by higher SG&A expenses, primarily due to compensation for increased headcount and employee benefits	827
Increase in corporate cost allocations	(71)
Operating income for the quarter ended April 1, 2017	$4,751

SUNOPTA INC.	36	April 1, 2017 10-Q

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

Consumer Products
For the quarter ended	April 1, 2017	April 2, 2016	Change	% Change

Revenues	$199,740	$206,292	$(6,552)	-3.2%
Gross Profit	23,053	13,809	9,244	66.9%
Gross Profit %	11.5%	6.7%		4.8%

Operating Income (Loss)	$5,948	$(1,778)	$7,726	434.5%
Operating Income (Loss) %	3.0%	-0.9%		3.9%

Consumer Products contributed $199.7 million in revenues for the quarter ended April 1, 2017, compared to $206.3 million for the quarter ended April 2, 2016, an $6.6 million, or a 3.2% decrease. Excluding the impact on west coast pouch operations of a fire at a third-party facility in the third quarter of 2016, Consumer Products revenues decreased 1.6% . The table below explains the decrease in revenues:

Consumer Products Revenue Changes
Revenues for the quarter ended April 2, 2016	$206,292
Lower volumes of frozen fruit primarily to retail customers due to softer consumer consumption trends, partially offset by higher foodservice volumes	(13,368)
Impact on revenues from the closure of west coast pouch operations as a result of a fire at a third-party facility	(3,182)
Higher sales of non-dairy aseptic beverage products into the foodservice channel and stronger sales of shelf-stable juice products as a result of new product innovation, partially offset by lower retail sales of non-dairy aseptic beverage products due to the previously announced loss of a significant customer	6,842
Higher volumes of specialty bars as a result of new business contracted, partially offset by lower volumes of resealable pouch offerings	3,156
Revenues for the quarter ended April 1, 2017	$199,740

Gross profit in Consumer Products increased by $9.2 million to $23.1 million for the quarter ended April 1, 2017 compared to $13.8 million for the quarter ended April 2, 2016, and the gross profit percentage increased by 4.8% to 11.5% . For the quarter ended April 1, 2017, gross profit as a percentage of revenue was impacted by costs associated with the closure of the San Bernardino facility ($0.4 million). For the quarter ended April 2, 2016, gross profit as a percentage of revenue was impacted by the acquisition accounting adjustment related to Sunrise inventory sold ($7.6 million) and costs associated with the expansion activities at the Allentown facility ($1.3 million). Excluding these costs, the gross profit percentage in Consumer Products would have been 11.7% for the quarter ended April 1, 2017, compared with 11.0% for the quarter ended April 2, 2016. The increase in gross profit percentage primarily reflected improved raw material pricing and operating efficiencies within our healthy fruit operations, and operational savings from the closure of the San Bernardino facility. The table below explains the increase in gross profit:

SUNOPTA INC.	37	April 1, 2017 10-Q

Consumer Products Gross Profit Changes
Gross profit for the quarter ended April 2, 2016	$13,809
Acquisition accounting adjustment related to Sunrise inventory sold in the first quarter of 2016	7,626
Increased contribution on sales of frozen fruit to both retail and foodservice markets, based on favorable cost on sourced organic raw materials and improved operational efficiencies, as well as increased volume of custom fruit ingredient applications to dairy customers	1,917
Increased contribution from sales of shelf-stable juice products, reflecting higher sales volumes and operational savings following the closure of the San Bernardino facility	1,310
Lower volumes of resealable pouch offerings and higher plant costs at our specialty bar facility as we ramp up to a second shift to meet production demand, partially offset by the contribution from the increased volume of specialty bars	(1,609)
Gross profit for the quarter ended April 1, 2017	$23,053

Operating income in Consumer Products increased by $7.7 million to $5.9 million for the quarter ended April 1, 2017, compared to an operating loss of $1.8 million for the quarter ended April 2, 2016. The table below explains the increase in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended April 2, 2016	$(1,778)
Increase in gross profit, as explained above	9,244
Lower foreign exchange losses on international operations, partially offset by increased SG&A costs due primarily increased headcount	73
Increase in corporate cost allocations	(1,591)
Operating income for the quarter ended April 1, 2017	$5,948

Looking forward we believe our Consumer Products segment remains well-positioned in markets with attractive growth potential. We intend to focus our efforts on (i) continuing to invest in new sales and marketing resources creating greater channel specific focus on retail and foodservice to bolster our pipeline of opportunities to drive incremental sales volume; (ii) investing in our facilities to enhance quality, safety, and manufacturing efficiency to drive both incremental sales and cost reduction; (iii) executing procurement and supply chain cost reduction initiatives focused on leveraging our buying power and creating increased network efficiency in our planning and logistics efforts; and (iv) leveraging our innovation capabilities to bring new value-added packaged products and processes to market and to increase our capacity utilization across the Consumer Products segment. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, availability of raw material supply, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Corporate Services
For the quarter ended	April 1, 2017	April 2, 2016	Change	% Change

Operating Loss	$(13,655)	$(2,028)	$(11,627)	-573.3%

SUNOPTA INC.	38	April 1, 2017 10-Q

Operating loss at Corporate Services increased by $11.6 million to $13.7 million for the quarter ended April 1, 2017, from a loss of $2.0 million for the quarter ended April 2, 2016. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended April 2, 2016	$(2,028)
External consulting costs and employee recruitment and retention costs associated with the Value Creation Plan	(11,100)
Higher compensation-related costs due to increased headcount, stock-based compensation and health benefits	(2,124)
Increased information technology consulting, travel, and non-compensation costs partially offset by lower foreign exchange losses	(65)
Increase in corporate cost allocations that are charged to SunOpta reporting segments	1,662
Operating loss for the quarter ended April 1, 2017	$(13,655)

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

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

  Existing cash and cash equivalents;
  Available operating lines of credit;
  Cash flows generated from operating activities, including working capital efficiency efforts;
  Cash flows generated from the exercise, if any, of stock options during the year;
  Potential additional long-term financing, including the offer and sale of debt and/or equity securities; and
  Potential sales of non-core divisions, or assets.

On February 11, 2016, we entered a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity (the “Global Credit Facility”). The Global Credit Facility supports the working capital and general corporate needs of our global operations, in addition to funding strategic initiatives. In addition, subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, we may request to increase the total lending commitments under this facility to a maximum aggregate principal amount not to exceed $450.0 million. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at April 1, 2017, we had outstanding borrowings of $193.3 million and approximately $96.0 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 7(1) to the unaudited consolidated financial statements included in this report.

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the “Notes”). The issuance of the Notes represented the culmination of the financing arrangements associated with the Sunrise Acquisition. For more information on the Notes, see note 7(3) to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	39	April 1, 2017 10-Q

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

Cash Flows

Net cash and cash equivalents increased $2.3 million in the first quarter of 2017 to $3.5 million as at April 1, 2017, compared with $1.3 million as at December 31, 2016, which primarily reflected cash provided by continuing operating activities of $19.5 million, which was partially offset by capital expenditures of $9.0 million, repayment of $7.3 million of borrowings under our line of credit facilities, and cash dividends of $1.6 million paid on the Preferred Stock.

Cash provided by operating activities of continuing operations was $19.5 million in the first quarter of 2017, compared with cash used of $17.9 million in the first quarter of 2016, an increase in cash provided of $37.4 million. The increase in cash provided by operating activities in the first quarter of 2017, compared with the first quarter of 2016, reflected cash generated through working capital efficiency initiatives, which were focused on lowering inventory positions, maximizing purchasing terms, and augmenting collection efforts for accounts receivable.

Cash used in investing activities of continuing operations was $8.7 million in the first quarter of 2017, compared with $4.5 million in the first quarter of 2016, an increase in cash used of $4.2 million, which mainly reflected an increase in capital expenditures of $4.5 million, which included $3.2 million related to the early buyout of equipment leases associated with the San Bernardino facility.

Cash used in financing activities of continuing operations was $8.6 million in the first quarter of 2017, compared with cash provided of $25.8 million in the first quarter of 2016, an increase in cash used of $34.4 million. Net borrowings under our line of credit facilities decreased $7.3 million in the first quarter of 2017, compared with an increase of $39.9 million the first quarter of 2016, which reflected quarter-over-quarter changes in working capital requirements and the repayment of $10.0 million of second lien borrowings in the first quarter of 2016.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since December 31, 2016.

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

SUNOPTA INC.	40	April 1, 2017 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of the Form 10-K. There have been no material changes to our exposures to market risks since December 31, 2016.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of April 1, 2017.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended April 1, 2017. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	41	April 1, 2017 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

From time to time, we are involved in other litigation incident to the ordinary conduct of our business. For a discussion of legal proceedings, see note 14 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016. There have been no material changes to the previously-reported risk factors as of the date of this quarterly report. Our previously reported risk factors should be carefully reviewed in connection with an evaluation of our Company.

Item 5. Other Information

On May 2, 2017, the Compensation Committee of the Company’s Board of Directors approved a one-time retention bonus to Gerard Versteegh, Senior Vice President, Global Ingredients, in the amount of €100,000. The retention bonus was paid in cash, subject to applicable withholding.

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	42	April 1, 2017 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 10, 2017	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	43	April 1, 2017 10-Q

EXHIBIT INDEX

Exhibit No.	Description

10.1†	Restricted Stock Award Agreement, dated effective March 9, 2017 between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on March 13, 2017).

10.2†*	Separation Agreement, dated February 16, 2017, by and between SunOpta Inc. and Joseph Davidson.

10.3†*	Separation Agreement, dated March 3, 2017, by and between SunOpta Inc. and Michelle Coleman.

10.4†*	Separation Agreement, dated March 3, 2017, by and between SunOpta Inc. and Michael Thyken.

10.5†*	Employment Agreement, dated March 13, 2017, by and between SunOpta Inc. and Robert Duchscher.

10.6†*	Employment Agreement, dated April 1, 2017, by and between SunOpta Inc. and Jeffrey Gough.

10.7	Consent to Purchase Shares, dated May 6, 2017, between SunOpta Inc. and Oaktree Organics, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2017).

10.8	Amendment Agreement, dated May 6, 2017, between SunOpta Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., SunOpta Foods Inc. and OCM SunOpta Trustee, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017).

31.1*	Certification by David Colo, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by David Colo, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	44	April 1, 2017 10-Q