Form 10-Q
period 2017-07-01
SunOpta Inc.
filed 2017-08-09
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

Yes [   ]       No [X]

The number of the registrant’s common shares outstanding as of August 4, 2017 was 86,496,106.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended July 1, 2017

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars (“C$”), euros (“€”) and Mexican pesos (“M$”). As at July 1, 2017, the closing rates of exchange for the Canadian dollar, euro and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7706, €1.1415 and M$0.0553. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “target”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; our ability to implement the four pillars and achieve the objectives of our strategic Value Creation Plan, including realizing our targeted earnings before income taxes, depreciation and amortization (“EBITDA”), expected benefits from EBITDA enhancements implemented to-date, and targeted working capital efficiencies; estimated losses and related insurance recoveries associated with the recall of certain roasted sunflower kernel products; anticipated timing for discontinuing flexible resealable pouch products and expected loss on the sale of related equipment; possible operational consolidation; rationalization of assets and operations; business strategies; plant and production capacities; revenue generation potential; anticipated construction costs; competitive strengths; goals; capital expenditure plans; business and operational growth and expansion plans; anticipated operating margins and operating income targets; gains or losses associated with business transactions; cost reductions; rationalization and improved efficiency initiatives; proposed new product offerings; future growth of our business and global markets for our products; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	2	July 1, 2017 10-Q

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
  ability to obtain additional capital as required to achieve expected growth rates;
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
SUNOPTA INC.	3	July 1, 2017 10-Q

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
  dilution in the value of our common shares through the exchange of convertible preferred stock, exercise of equity- based awards, participation in our employee stock purchase plan, and issuance of additional securities; and
  impact of the publication of industry analyst research or reports about our business on the value of our common shares.

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

SUNOPTA INC.	4	July 1, 2017 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Two quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	$	$	$	$

Revenues	336,454	348,146	666,485	700,460

Cost of goods sold	294,792	312,168	586,124	632,581

Gross profit	41,662	35,978	80,361	67,879

Selling, general and administrative expenses	35,039	24,489	73,311	48,761
Intangible asset amortization	2,809	2,824	5,612	5,646
Other expense, net (note 11)	607	8,433	6,050	12,411
Foreign exchange loss (gain)	1,195	(180)	1,775	1,992

Earnings (loss) from continuing operations before the following	2,012	412	(6,387)	(931)

Interest expense, net	7,695	11,548	15,449	22,570

Loss from continuing operations before income taxes	(5,683)	(11,136)	(21,836)	(23,501)

Recovery of income taxes	(5,581)	(7,135)	(10,550)	(10,221)

Loss from continuing operations	(102)	(4,001)	(11,286)	(13,280)

Discontinued operations (note 3)
Loss from discontinued operations	-	-	-	(1,993)
Gain on classification as held for sale	-	-	-	560
Recovery of income taxes	-	-	-	599
Loss from discontinued operations attributable to non-controlling interests	-	-	-	264
Loss from discontinued operations attributable to SunOpta Inc.	-	-	-	(570)

Loss	(102)	(4,001)	(11,286)	(13,850)

Earnings attributable to non-controlling interests	306	123	520	507

Loss attributable to SunOpta Inc.	(408)	(4,124)	(11,806)	(14,357)

Loss per share – basic (note 12)
- from continuing operations	(0.03)	(0.05)	(0.18)	(0.16)
- from discontinued operations	-	-	-	(0.01)
	(0.03)	(0.05)	(0.18)	(0.17)

Loss per share – diluted (note 12)
- from continuing operations	(0.03)	(0.05)	(0.18)	(0.16)
- from discontinued operations	-	-	-	(0.01)
	(0.03)	(0.05)	(0.18)	(0.17)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	July 1, 2017 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	$	$	$	$

Loss from continuing operations	(102)	(4,001)	(11,286)	(13,280)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	-	(570)
Loss	(102)	(4,001)	(11,286)	(13,850)

Other comprehensive earnings (loss), net of income taxes
Changes related to cash flow hedges (note 5)
Unrealized gains	171	-	1,413	-
Reclassification of gains to earnings	(1,204)	-	(1,204)	-
Net changes related to cash flow hedges	(1,033)	-	209	-
Currency translation adjustment	2,897	(2,346)	3,495	(407)
Other comprehensive earnings (loss), net of income taxes	1,864	(2,346)	3,704	(407)

Comprehensive earnings (loss)	1,762	(6,347)	(7,582)	(14,257)

Comprehensive earnings (loss) attributable to non-controlling interests	47	(245)	565	(4)

Comprehensive earnings (loss) attributable to SunOpta Inc.	1,715	(6,102)	(8,147)	(14,253)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	July 1, 2017 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at July 1, 2017 and December 31, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	July 1, 2017	December 31, 2016
	$	$

ASSETS
Current assets
Cash and cash equivalents	3,457	1,251
Accounts receivable	152,406	157,369
Inventories (note 6)	381,979	368,482
Prepaid expenses and other current assets	31,193	19,794
Income taxes recoverable	2,815	2,801
Total current assets	571,850	549,697

Property, plant and equipment	164,131	162,239
Goodwill	224,161	223,611
Intangible assets	178,030	183,524
Deferred income taxes	3,060	1,045
Other assets	8,563	9,442

Total assets	1,149,795	1,129,558

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	237,107	201,494
Accounts payable and accrued liabilities	182,841	173,745
Customer and other deposits	1,155	2,543
Income taxes payable	876	5,661
Other current liabilities	433	1,016
Current portion of long-term debt (note 7)	2,062	2,079
Current portion of long-term liabilities	6,300	5,500
Total current liabilities	430,774	392,038

Long-term debt (note 7)	228,514	229,008
Long-term liabilities	10,374	15,354
Deferred income taxes	36,751	44,561
Total liabilities	706,413	680,961

Series A Preferred Stock (note 8)	79,678	79,184

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 86,467,070 shares issued (December 31, 2016 - 85,743,958)	306,827	300,426
Additional paid-in capital	24,726	25,522
Retained earnings	38,138	53,838
Accumulated other comprehensive loss (note 10)	(9,527)	(13,104)
	360,164	366,682
Non-controlling interests	3,540	2,731
Total equity	363,704	369,413

Total equity and liabilities	1,149,795	1,129,558

Commitments and contingencies (note 14)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	July 1, 2017 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2016	85,744	300,426	25,522	53,838	(13,104)	2,731	369,413

Employee share purchase plan	25	182	-	-	-	-	182
Stock incentive plan	698	6,219	(2,772)	-	-	-	3,447
Stock-based compensation	-	-	2,138	-	-	-	2,138
Dividends and accretion on Series A Preferred Stock (note 8)	-	-	-	(3,894)	-	-	(3,894)
Loss from continuing operations	-	-	-	(11,806)	-	520	(11,286)
Currency translation adjustment	-	-	-	-	3,502	(7)	3,495
Cash flow hedges, net of income taxes of $90 (note 5)	-	-	-	-	157	52	209
Acquisition of non-controlling interest	-	-	(162)	-	(82)	244	-

Balance at July 1, 2017	86,467	306,827	24,726	38,138	(9,527)	3,540	363,704

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 2, 2016	85,418	297,987	22,327	106,838	(6,113)	5,140	426,179

Employee share purchase plan	50	200	-	-	-	-	200
Stock incentive plan	143	941	(418)	-	-	-	523
Stock-based compensation	-	-	1,992	-	-	-	1,992
Loss from continuing operations	-	-	-	(13,787)	-	507	(13,280)
Currency translation adjustment	-	-	-	-	(160)	(247)	(407)
Loss from discontinued operations, net of income taxes (note 3)	-	-	-	(570)	-	(264)	(834)
Disposition of discontinued operation (note 3)	-	-	-	-	(5,094)	(2,054)	(7,148)

Balance at July 2, 2016	85,611	299,128	23,901	92,481	(11,367)	3,082	407,225

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	July 1, 2017 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	$	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Loss	(102)	(4,001)	(11,286)	(13,850)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	-	(570)
Loss from continuing operations	(102)	(4,001)	(11,286)	(13,280)
Items not affecting cash:
Depreciation and amortization	8,167	8,549	16,347	17,309
Amortization and write-off of debt issuance costs	652	2,854	1,138	6,222
Deferred income taxes	(3,823)	(10,821)	(9,915)	(14,508)
Stock-based compensation	1,286	953	2,138	1,992
Unrealized gain on derivative instruments (note 5)	(1,267)	(306)	(1,229)	(515)
Fair value of contingent consideration (note 11)	204	(1,603)	204	(1,405)
Impairment of long-lived assets (note 2)	-	-	3,723	1,735
Acquisition accounting adjustment on inventory sold	-	3,888	-	11,514
Other	(244)	367	(101)	407
Changes in non-cash working capital (note 13)	(30,648)	(34,294)	(7,313)	(61,779)
Net cash flows from operations - continuing operations	(25,775)	(34,414)	(6,294)	(52,308)
Net cash flows from operations - discontinued operations	-	-	-	758
	(25,775)	(34,414)	(6,294)	(51,550)
Investing activities
Purchases of property, plant and equipment	(7,143)	(4,793)	(16,167)	(9,340)
Proceeds from sale of assets	51	-	301	-
Other	254	700	364	700
Net cash flows from investing activities - continuing operations	(6,838)	(4,093)	(15,502)	(8,640)
Net cash flows from investing activities - discontinued operations	-	1,945	-	1,754
	(6,838)	(2,148)	(15,502)	(6,886)

Financing activities
Increase under line of credit facilities (note 7)	36,690	39,029	29,349	271,572
Repayment of line of credit facilities (note 7)	-	-	-	(192,677)
Borrowings under long-term debt (note 7)	-	-	-	432
Repayment of long-term debt (note 7)	(589)	(523)	(1,116)	(11,009)
Payment of cash dividends on Series A Preferred Stock	(1,700)	-	(3,291)	-
Proceeds from the exercise of stock options and employee share purchases	2,535	575	3,629	687
Payment of contingent consideration (note 5)	(4,330)	(4,554)	(4,330)	(4,554)
Payment of debt issuance costs	-	(256)	-	(4,366)
Other	(101)	(119)	(303)	(134)
Net cash flows from financing activities - continuing operations	32,505	34,152	23,938	59,951
Net cash flows from financing activities - discontinued operations	-	-	-	(1,180)
	32,505	34,152	23,938	58,771

Foreign exchange gain (loss) on cash held in a foreign currency	54	(61)	64	(24)

Increase (decrease) in cash and cash equivalents in the period	(54)	(2,471)	2,206	311

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	-	1,288	-	1,707
Less: Balance included at end of period	-	-	-	-

Cash and cash equivalents - beginning of the period	3,511	5,475	1,251	2,274

Cash and cash equivalents - end of the period	3,457	4,292	3,457	4,292

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	July 1, 2017 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows (continued)
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	$	$	$	$

Non-cash investing and financing activities
Accrued cash dividends on Series A Preferred Stock (note 8)	(1,700)	-	(1,700)	-
Proceeds on disposition of discontinued operation, note receivable (note 3)	-	1,537	-	1,537

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
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

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended July 1, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 30, 2017 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 31, 2016, except as described below under “Recent Accounting Pronouncements – Adoption of New Accounting Standards”. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows, including contingent consideration payments made after a business combination. As permitted, the Company elected to early adopt the guidance as at December 31, 2016 on a retrospective basis. In connection with the adoption of ASU 2016-15, the Company reclassified $4.6 million of contingent consideration payments from investing activities to financing activities on the comparative consolidated statement of cash flows for the quarter and two quarters ended July 2, 2016.

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

SUNOPTA INC.	11	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Recently Issued Accounting Standards, Not Adopted as at July 1, 2017

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. During 2016, the FASB issued ASU 2016-08, ASU 2016-10, 2016-11, 2016-12 and 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09, as amended, will be effective for annual and interim periods beginning on or after December 15, 2017, and is to be applied on either a full retrospective or modified retrospective basis. Early adoption is permitted only as of annual and interim reporting periods beginning on or after December 15, 2016; however, the Company has elected not to early adopt the standard.

The Company currently expects to adopt the standard using the modified retrospective approach; however, that expectation is subject to change once the Company completes its evaluation and quantification of the impact of the guidance. With the assistance of a third party, the Company is analyzing its significant customer relationships to determine the effects of ASU 2014-09. In particular, the Company is assessing under the new guidance whether its existing contracts with customers to produce private label consumer products would permit the Company to recognize revenue over time versus at a point in time, based on whether a given product has an alternative use or not and whether there is an enforceable right to payment under the contract for product produced to date. The Company has not completed its assessment or determined whether a change to recognizing revenue over time, if required, would have a significant impact on the Company’s reported revenues and earnings. Once this assessment is completed, the Company will work towards establishing policies, updating its processes, and implementing necessary changes to be able to comply with the new requirements.

SUNOPTA INC.	12	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

2. Value Creation Plan

On October 7, 2016, the Company entered into a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”). On October 7, 2016, Oaktree invested $85.0 million through the purchase of cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of the Company’s wholly-owned subsidiary, SunOpta Foods Inc. (“SunOpta Foods”) (see note 8). The Company conducted, with the assistance of Oaktree, a thorough review of its operations, management and governance, with the objective of maximizing the Company’s ability to deliver long-term value to its shareholders. Through this review, the Company developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Company engaged management consulting firms to support the design and implementation of the Value Creation Plan.

In the fourth quarter of 2016, measures taken under the Value Creation Plan included the closure of the Company’s San Bernardino, California, juice facility and the Company’s soy extraction facility in Heuvelton, New York. In addition, effective November 11, 2016, Hendrik Jacobs stepped down as the Company’s President and Chief Executive Officer (“CEO”). In the first two quarters of 2017, further measures were taken, including the exit from the San Bernardino facility and equipment leases. In addition, the Company made organizational changes within its management and executive teams, including the appointment of David Colo as President and CEO effective February 6, 2017, and the recruitment of new employees in the areas of quality, sales, marketing, operations and engineering. In the first half of 2017, the Company also made capital investments at several of its manufacturing facilities to enhance food safety and production efficiencies.

The following table summarizes actual costs incurred since the inception of the Value Creation Plan to July 1, 2017:

	(a)	(b)	(c)
	Impairment of	Employee
	long-lived assets	recruitment,	Consulting fees
	and facility	retention and	and temporary
	closure costs	termination costs	labor costs	Total
	$	$	$	$
Fiscal 2016
Costs incurred and charged to expense	11,522	2,763	4,041	18,326
Cash payments	-	(694)	(2,384)	(3,078)
Non-cash adjustments	(11,522)	(266)	-	(11,788)
Balance payable, December 31, 2016	-	1,803	1,657	3,460

Fiscal 2017
Costs incurred and charged to expense	4,095	3,478	9,710	17,283
Cash payments	(3,581)	(2,578)	(1,774)	(7,933)
Non-cash adjustments	(714)	276	-	(438)
Balance payable (receivable), April 1, 2017	(200)	2,979	9,593	12,372
Costs incurred and charged to expense	262	2,550	4,876	7,688
Cash payments	(262)	(2,685)	(9,538)	(12,485)
Non-cash adjustments	-	51	-	51
Balance payable (receivable), July 1, 2017	(200)	2,895	4,931	7,626

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

SUNOPTA INC.	13	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(b)	Employee recruitment, retention and termination costs

Represents third-party recruiting fees incurred to identify and retain new employees; reimbursement of relocation costs for new employees; retention and signing bonuses accrued for certain existing and new employees; and severance benefits, net of forfeitures of stock-based awards, and legal costs related to employee terminations. Some employee termination costs will be paid out in periods after termination. Retention bonuses will be paid out to employees who remain employed by the Company through specified retention dates. Certain employees will be entitled to pro-rata payouts of their retention bonuses if their employment terminates earlier than their retention payment date.

(c)	Consulting fees and temporary labor costs

Represents the cost for third-party consultants and temporary labor engaged to support the design and implementation of the Value Creation Plan. A portion of the consulting fees incurred in fiscal 2016 were related to external financial and legal advisors engaged to review the Company’s operating plan and evaluate a range of strategic and financial actions that the Company could take to maximize shareholder value, which concluded with the strategic partnership with Oaktree.

For the quarter and two quarters ended July 1, 2017, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	Two quarters
	Quarter ended	ended
	July 1, 2017	July 1, 2017
	$	$
Cost of goods sold(1)	262	634
Selling, general and administrative expenses(2)	7,001	18,439
Other expense(3)	425	5,898
	7,688	24,971

(1)	Facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)	Consulting fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.
(3)	Asset impairment and employee termination costs recorded in other expense were not allocated to the Company’s operating segments or Corporate Services.

The Company estimates remaining third-party consulting, and employee recruitment, retention and termination costs related to the Value Creation Plan to be incurred and expensed during the second half of fiscal 2017 will be approximately $4 million. This estimate does not include currently unforeseen asset impairment charges or employee-related costs that may arise from future actions taken under the Value Creation Plan. Costs incurred through the second quarter of 2017 related to the Value Creation Plan were higher than expected, due to the extended support of third-party consultants to assist with certain initiatives, including food safety and quality, procurement, and enhancements to our enterprise resource planning systems.

In the fourth quarter of 2017, the Company intends to discontinue flexible resealable pouch products as part of the Value Creation Plan and to sell the related production equipment (see note 16). The Company expects to incur a loss of $8.0 million to $9.0 million related to the sale of the flexible resealable pouch assets.

SUNOPTA INC.	14	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
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

The following table reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statement of operations for the two quarters ended July 2, 2016:

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

4. Product Recall

During the second quarter of 2016, the Company announced a voluntary recall of certain roasted sunflower kernel products produced at its Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. The affected sunflower products originated from the Crookston facility between May 31, 2015 and April 21, 2016. As at July 1, 2017 and December 31, 2016, the Company recognized estimated losses related to the recall of $47.0 million and $40.0 million, respectively, which comprised estimates for customer losses and direct incremental costs incurred by the Company. The estimates for customer losses reflected the cost of the affected sunflower kernel products returned to or replaced by the Company and the estimated cost to reimburse customers for costs incurred by them related to the recall of their retail products that contain the affected sunflower kernels as an ingredient or component. The incremental costs incurred directly by the Company do not include lost earnings associated with the interruption of production at the Company’s roasting facilities, or the costs to put into place corrective and preventive actions at those facilities.

The Company’s estimates for customer losses related to the recall are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. The Company’s estimates reflect the amount of losses that it determined as at July 1, 2017 to be both probable and reasonably estimable. The Company may need to revise its estimates in subsequent periods as the Company continues to work with its customers and insurance providers to substantiate the claims received to date and any additional claims that may be received. These revisions may occur at any time and may be material.

The Company has general liability and product recall insurance policies with aggregate limits of $47.0 million under which it is expecting to recover recall-related costs, less applicable deductibles. The Company recognizes expected insurance recoveries in the period in which the recoveries are determined to be probable of realization. As at July 1, 2017, the Company has recognized recoveries up to the limit of the coverage available under its insurance policies. Consequently, to the extent any losses are excluded under the insurance policies or additional losses are recognized related to existing or new claims, these excluded or excess losses will be recognized as a charge to future earnings.

SUNOPTA INC.	15	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at July 1, 2017, $23.2 million of the estimated recall-related costs were unsettled and were recorded in accounts payable and accrued liabilities on the consolidated balance sheet. These costs were offset by the corresponding estimated insurance recoveries of $20.8 million included in accounts receivable on the consolidated balance sheet as at July 1, 2017, which is net of $25.6 million of advances the Company received from its insurance providers prior to July 1, 2017. As at July 1, 2017, the Company had settled customer claims in the amount of $23.8 million, which was fully funded under the Company’s general liability and product recall insurance policies.

5. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of July 1, 2017 and December 31, 2016:

		July 1, 2017
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	544	5	539	-
	Unrealized long-term derivative asset	3	-	3	-
	Unrealized short-term derivative liability	(323)	-	(323)	-
	Unrealized long-term derivative liability	(9)	-	(9)	-
(b)	Inventories carried at market(2)	4,107	-	4,107	-
(c)	Forward foreign currency contracts
	Not designated as hedging instruments(3)	(1,579)	-	(1,579)	-
	Designated as a hedging instruments(4)	1,176	-	1,176	-
(d)	Contingent consideration(5)	(11,153)	-	-	(11,153)
(e)	Embedded derivative(6)	2,690	-	-	2,690

		December 31, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	787	43	744	-
	Unrealized short-term derivative liability	(916)	-	(916)	-
	Unrealized long-term derivative liability	(8)	-	(8)	-
(b)	Inventories carried at market(2)	8,231	-	8,231	-
(c)	Forward foreign currency contracts
	Not designated as hedging instruments(3)	1,345	-	1,345	-
(d)	Contingent consideration(5)	(15,279)	-	-	(15,279)
(e)	Embedded derivative(6)	2,944	-	-	2,944

(1)

Unrealized short-term derivative asset is included in prepaid expenses and other current assets, unrealized long-term derivative asset is included in other assets, unrealized short-term derivative liability is included in other current liabilities and unrealized long-term derivative liability is included in long-term liabilities on the consolidated balance sheets.

(2)	Inventories carried at market are included in inventories on the consolidated balance sheets.
(3)	Forward foreign currency contracts not designated as a hedge are included in accounts receivable or accounts payable and accrued liabilities on the consolidated balance sheets.
(4)	Forward foreign currency contracts designated as a hedge are included in other assets or other current liabilities on the consolidated balance sheets.
(5)	Contingent consideration obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.
(6)	The embedded derivative is included in other assets (long-term) on the consolidated balance sheets.

SUNOPTA INC.	16	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended July 1, 2017, the Company recognized a gain of $0.4 million (July 2, 2016 – gain of $0.3 million) and for the two quarters ended July 1, 2017, the Company recognized a gain of $0.4 million (July 2, 2016 – gain of $0.5 million) related to changes in the fair value of these derivatives.

As at July 1, 2017, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	49	119
Forward commodity sale contracts	(261)	(782)
Commodity futures contracts	(100)	375

In addition, as at July 1, 2017, the Company had net open forward contracts to sell 102 lots of cocoa and sell 8 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at July 1, 2017, the Company had 377,303 bushels of commodity corn and 294,468 bushels of commodity soybeans in inventories carried at market.

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

SUNOPTA INC.	17	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(i)     Not designated as hedging instruments

As at July 1, 2017, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €32.3 million ($35.5 million). As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended July 1, 2017, the Company recognized a loss of $2.0 million (July 2, 2016 – gain of $1.0 million) related to changes in the fair value of these derivatives and for the two quarters ended July 1, 2017, the Company recognized a loss of $2.9 million (July 2, 2016 – loss of $0.2 million) related to changes in the fair value of these derivatives.

(ii)     Designated as hedging instruments

In the first quarter of 2017, the Company initiated a foreign currency cash flow hedging program with the objective of managing the variability of cash flows associated with a portion of forecasted purchases of raw fruit inventories denominated in Mexican pesos. As at July 1, 2017, the Company had net open forward foreign exchange contracts to sell U.S. dollars to buy Mexican pesos with a net notional value of $1.9 million (M$56.5 million). As these contracts have been designated as hedging instruments, the effective portion of the gains and losses on changes in the fair value of the derivative instruments are included in other comprehensive earnings and reclassified to cost of goods sold in the same period the hedged transaction affects earnings, which is upon the sale of the inventories. For the quarter and two quarters ended July 1, 2017, the Company recognized unrealized gains in other comprehensive earnings of $0.2 million and $2.0 million, respectively, related to changes in the fair value of these derivatives. For the quarter and two quarters ended July 1, 2017, the Company reclassified from other comprehensive earnings a realized gain on these derivatives of $0.8 million to cost of goods sold, and an unrealized gain of $0.9 million related to the ineffective portion of the hedge to foreign exchange loss on the consolidated statements of operations. During the second half of 2017, the Company expects to reclassify the $0.3 million remaining amount of the unrealized gain recorded in accumulated other comprehensive loss to earnings.

(d)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to calculate the present value of those cash flows. The following table presents a reconciliation of contingent consideration obligations for the quarters and two quarters ended July 1, 2017 and July 2, 2016:

	Quarter ended		Two quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	$	$	$	$
Balance, beginning of period	(15,130)	(21,208)	(15,279)	(21,010)
Issuances	-	-	-	-
Fair value adjustments(1)	(84)	1,603	(204)	1,405
Payments(2)	4,061	4,554	4,330	4,554
Balance, end of period	(11,153)	(15,051)	(11,153)	(15,051)

(1)

For all periods presented, reflects the accretion for the time value of money, which is included in other income/expense (see note 11). In addition, for the quarter and two quarters ended July 2, 2016, included a gain of $1.7 million on the settlement of the contingent consideration obligation related to the Company’s acquisition of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”) in August 2015.

(2)

For the quarter and two quarters ended July 1, 2017, reflects the second installment payment of deferred consideration to the former unitholders of Citrusource, LLC (“Citrusource”), which was acquired by the Company in March 2015, and payment of the remaining deferred consideration to a former shareholder of Organic Land Corporation OOD, which was acquired by the Company in December 2012. For the quarter and two quarters ended July 2, 2016, reflects the first installment payment related to Citrusource and cash settlement of the remaining obligation related to Niagara Natural.

SUNOPTA INC.	18	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(e)	Embedded derivative

On August 5, 2011 and August 29, 2014, the Company invested $0.5 million and $0.9 million, respectively, in convertible subordinated notes issued by Enchi Corporation (“Enchi”), a developer of advanced bioconversion products for the renewable fuels industry. The Company’s investment includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5.1 million. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. As at July 1, 2017 and December 31, 2016, the Company determined that the fair value of this embedded derivative was $2.7 million and $2.9 million, respectively, based on distributions received from Enchi on the notes up to those dates and on expectations related to the remaining royalty rights.

6. Inventories

	July 1, 2017	December 31, 2016
	$	$
Raw materials and work-in-process	280,041	266,072
Finished goods	103,990	101,585
Company-owned grain	9,487	15,027
Inventory reserves	(11,539)	(14,202)
	381,979	368,482

7. Bank Indebtedness and Long-Term Debt

	July 1, 2017	December 31, 2016
	$	$
Bank indebtedness:
Global Credit Facility(1)	236,275	199,281
Bulgarian credit facility(2)	832	2,213
	237,107	201,494

Long-term debt:
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $8,525 (December 31, 2016 - $8,835)(3)	222,473	222,163
Capital lease obligations	6,661	7,454
Other	1,442	1,470
	230,576	231,087
Less: current portion	2,062	2,079
	228,514	229,008

(1)	Global Credit Facility

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

SUNOPTA INC.	19	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at July 1, 2017, the weighted-average interest rate on the facilities was 3.07%. The obligations under the Global Credit Facility are guaranteed by substantially all of the Company’s subsidiaries and, subject to certain exceptions, such obligations are secured by first priority liens on substantially all of the assets of the Company.

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

On June 28, 2017, a subsidiary of The Organic Corporation (“TOC”), a wholly-owned subsidiary of the Company, extended its revolving credit facility agreement dated May 22, 2013, to provide up to €4.5 million to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2018. As at July 1, 2017, the weighted-average interest rate on the Bulgarian credit facility was 2.75%.

(3)	Senior Secured Second Lien Notes

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the “Notes”). The Company incurred $9.3 million of debt issuance costs related to the Notes, which were recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum, commencing on April 15, 2017. The Notes will mature on October 9, 2022. Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

At any time prior to October 9, 2018, SunOpta Foods may redeem some or all of the Notes at any time and from time to time at a “make-whole” redemption price set forth in the indenture governing the Notes. On or after October 9, 2018, SunOpta Foods may redeem the Notes, in whole or in part, at any time at the redemption prices equal to 107.125% through October 8, 2019, 104.750% from October 9, 2019 through October 8, 2020, 102.375% from October 9, 2020 through October 8, 2021 and at par thereafter, plus accrued and unpaid interest, if any, to but excluding the date of redemption. In addition, prior to October 9, 2018, SunOpta Foods may, on one or more occasions, redeem up to 35% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price equal to 109.500% of the principal amount of the Notes redeemed, plus accrued and unpaid interest, if any, to but excluding the date of redemption. At any time prior to October 9, 2018, SunOpta Foods may also redeem, during each twelve-month period beginning on October 20, 2016, up to 10% of the aggregate principal amount of the Notes at a price equal to 103.000% of the aggregate principal amount of the Notes being redeemed, plus accrued and unpaid interest, if any, to but excluding the date of redemption. In the event of a change of control, SunOpta Foods will be required to make an offer to repurchase the Notes at 101.000% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

SUNOPTA INC.	20	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
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

8. Series A Preferred Stock

On October 7, 2016 (the “Closing Date”), the Company and SunOpta Foods entered into a subscription agreement (the “Subscription Agreement”) with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the “Investors”). Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Preferred Stock to the Investors for consideration in the amount of $85.0 million. In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Preferred Stock. At any time on or after the fifth anniversary of the Closing Date, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time. The carrying value of the Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to retained earnings over the period preceding the fifth anniversary of the Closing Date, which accretion amounted to $0.5 million for the two quarters ended July 1, 2017 and $0.7 million from the Closing Date.

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

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% prior to October 5, 2025 and 12.5% thereafter, in each case of the liquidation preference (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. As at July 1, 2017, the Company had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of shares of common stock of the Company (the “Common Shares”) equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the “Exchange Price” and such quotient, the “Exchange Rate”). As at July 1, 2017, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on the Closing Date remain outstanding or (ii) on or after the third anniversary of the Closing Date, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price. Prior to the receipt of applicable approval by the holders of Common Shares, shares of Preferred Stock were not exchangeable into more than 19.99% of the number of Common Shares outstanding immediately after giving effect to such exchange (the “Beneficial Ownership Exchange Cap”). On May 24, 2017, the holders of Common Shares approved the removal of the Beneficial Ownership Exchange Cap.

SUNOPTA INC.	21	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In connection with the Subscription Agreement, the Company issued Special Shares, Series 1 (the “Special Voting Shares”) to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. As at July 1, 2017, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.6% voting interest in the Company. The Special Voting Shares are not transferable and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the “Board”) and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on the Closing Date, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company; and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

9. Stock-Based Compensation

Stock Incentive Plan

For the two quarters ended July 1, 2017, the Company granted 823,236 stock options to selected employees that vest 100% on the third anniversary of the grant date and expire on the tenth anniversary of the grant date. The weighted-average grant-date fair value of the stock options was $4.24. The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of the stock options granted:

Grant-date stock price	$9.46
Exercise price	$9.46
Dividend yield	0%
Expected volatility(1)	42.3%
Risk-free interest rate(2)	2.0%
Expected life of options (in years)(3)	6.5

(1)	Determined based on the historical volatility of the Common Shares over the expected life of the stock options.
(2)	Determined based on U.S. Treasury yields with a remaining term equal the expected life of the stock options.
(3)	Determined based on the mid-point of vesting (three years) and expiration (ten years).

The aggregate grant-date fair value of stock options awarded to employees was $3.5 million, which will be recognized on a straight-line basis over the three-year vesting period.

For the two quarters ended July 1, 2017, the Company also granted 1,386,335 performance share units (“PSU”) to selected employees and 653,982 restricted stock units (“RSUs”) to selected employees and directors.

SUNOPTA INC.	22	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The vesting of the PSUs is subject to the satisfaction of certain stock price performance conditions during a three-year performance period ending May 24, 2020. One-third of the PSUs will vest upon achieving a stock price of $11.00, one-third will vest upon achieving a stock price of $14.00, and one-third will vest upon achieving a stock price of $18.00, in each case for 20 consecutive trading days and subject to the employee’s continued employment throughout the performance period. Each vested PSU will entitle the employee to receive one common share of the Company without payment of additional consideration.

The fair value of the PSUs was estimated using a Monte Carlo valuation model, which simulates the potential outcomes for the Company’s stock price performance and determines the payouts that would occur under each scenario. Fair value is based on the average of those results. The grant-date weighted-average fair value of the PSUs was determined to be $5.90, based on the following inputs to the valuation model:

Grant-date stock price	$9.50
Dividend yield	0%
Expected volatility(1)	42.3%
Risk-free interest rate(2)	1.5%
Expected life (in years)(3)	3.0

(1)

Determined based on the historical volatility of the Common Shares over 6.5 years, which is consistent with the volatility assumption for stock options granted to employees on the same date as the PSUs.

(2)	Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the PSUs.
(3)	Determined based on vesting for the PSUs.

The aggregate grant-date fair value of the PSUs was $8.2 million, which will be recognized on a straight-line basis over the requisite three-year performance period.

The RSUs granted to employees vest ratably on each of the first through third anniversaries of the grant date. RSUs granted to directors vest 100% on the first anniversary of the grant date. Each vested RSU will entitle the employee or director to receive one common share of the Company. The weighted-average grant-date fair value of the RSUs was estimated to be $9.31, based on the stock price of the Common Shares as of the dates of grant. The aggregate grant-date fair value of the RSUs awarded to employees and directors of $6.1 million will be recognized on a straight-line basis over the weighted-average vesting period of 2.7 years.

CEO Plan

On February 6, 2017, David Colo was appointed President and CEO of the Company. In connection with his appointment, the Company granted Mr. Colo 473,940 performance-based stock options (the “Special Stock Options”) and 277,780 performance stock units (the “Special Performance Units”). In addition, Mr. Colo was granted 100,000 RSUs, of which 50,000 of the RSUs granted were contingent on Mr. Colo purchasing an aggregate value of $1.0 million of Common Shares in the open market.

The vesting of the Special Stock Options and Special Performance Units is subject to: (i) Mr. Colo’s continued employment with the Company during a three-year performance period ending February 6, 2020; and (ii) the satisfaction of certain stock price performance conditions during the performance period. One-third of the Special Stock Options and Special Performance Units will vest upon achieving a stock price of $11.00, one-third will vest upon achieving a stock price of $14.00, and one-third will vest upon achieving a stock price of $18.00, in each case for 20 consecutive trading days and subject to Mr. Colo’s continued employment through the performance period. Each vested Special Stock Option will entitle Mr. Colo to purchase one common share of the Company at an exercise price of $7.00, which was equal to the closing price of the Common Shares as at February 6, 2017. Each vested Special Performance Unit will entitle Mr. Colo to receive one common share of the Company without payment of additional consideration.

SUNOPTA INC.	23	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The grant-date weighted-average fair values of the Special Stock Options and Special Performance Units were estimated using a Monte Carlo valuation model and determined to be $1.84 and $2.79, respectively, based on the following inputs to the valuation model:

		Special
	Special Stock	Performance
	Options	Units
Grant-date stock price	$7.00 $	7.00
Exercise price	$7.00	NA
Dividend yield	0%	0%
Expected volatility(1)	42.0%	42.0%
Risk-free interest rate(2)	2.2%	1.5%
Expected life (in years)(3)	6.5	3.0

(1)	Determined based on the historical volatility of the Common Shares over the expected life of the Special Stock Options.
(2)	Determined based on U.S. Treasury yields with a remaining term equal the respective expected lives of the Special Stock Options and Special Performance Units.
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

10. Accumulated Other Comprehensive Loss

Net unrealized gains/(losses) recorded in accumulated other comprehensive loss were as follows:

	July 1, 2017	December 31, 2016
	$	$
Currency translation adjustment	(9,684)	(13,104)
Cash flow hedges, net of income taxes	157	-
	(9,527)	(13,104)

11. Other Expense, Net

The components of other expense (income) were as follows:

	Quarter ended		Two quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	$	$	$	$
Impairment of long-lived assets(1)	-	-	3,723	1,735
Employee severance costs(2)	425	543	2,175	1,015
Product withdrawal and recall costs(3)	-	229	279	1,697
Increase (decrease) in fair value of contingent consideration(4)	84	(1,603)	204	(1,405)
Legal settlement(5)	-	9,000	-	9,000
Other	98	264	(331)	369
	607	8,433	6,050	12,411

SUNOPTA INC.	24	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1)	Impairment of long-lived assets

For the two quarters ended July 1, 2017, represents the loss on the disposal of the San Bernardino assets in connection with the Value Creation Plan (see note 2), including $3.2 million paid for the early buyout of the San Bernardino equipment leases.

For the two quarters ended July 2, 2016, represents the impairment of leasehold improvements at the Company’s Buena Park, California, facility on the consolidation of Company’s frozen fruit processing operations following the acquisition of Sunrise Holdings (Delaware), Inc. (“Sunrise”) in October 2015.

(2)	Employee severance costs

For the quarter and two quarters ended July 1, 2017, represents severance benefits, net of forfeitures of stock-based awards, and legal costs incurred related to employee terminations in connection with the Value Creation Plan (see note 2).

For the quarter and two quarters ended July 2, 2016, severance costs primarily relate to employees impacted by the consolidation of the Company’s frozen fruit processing operations.

(3)	Product withdrawal and recall costs

For the two quarters ended July 1, 2017, includes certain direct costs related to the voluntary recall of certain sunflower kernel products (see note 4) that were not eligible for reimbursement under the Company’s insurance policies.

For the quarter and two quarters ended July 2, 2016, the Company recognized estimated costs of $1.1 million related to the voluntary withdrawal of a consumer-packaged product due to a quality-related issue, and the $0.6 million for insurance deductibles related to the sunflower recall.

(4)	Decrease in fair value of contingent consideration

For the quarter and two quarters ended July 2, 2016, includes a gain of $1.7 million on the settlement of the contingent consideration obligation related to the acquisition of Niagara Natural in August 2015.

(5)	Legal settlement

For the quarter and two quarters ended July 2, 2016, reflects a charge related to the settlement of a product recall dispute with a customer involving certain flexible resealable pouch products manufactured by the Company in 2013.

SUNOPTA INC.	25	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

12. Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	Quarter ended		Two quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Numerator for basic loss per share:
Loss from continuing operations, less amount attributable to non-controlling interests	$(408)	$(4,124)	$(11,806)	$(13,787)
Less: dividends and accretion on Series A Preferred Stock	(1,954)	-	(3,894)	-
Loss from continuing operations available to common shareholders	(2,362)	(4,124)	(15,700)	(13,787)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	-	(570)
Loss available to common shareholders	$(2,362)	$(4,124)	$(15,700)	$(14,357)

Denominator for basic loss per share:
Basic weighted-average number of shares outstanding	86,213	85,541	86,062	85,483

Basic loss per share:
- from continuing operations	$(0.03)	$(0.05)	$(0.18)	$(0.16)
- from discontinued operations	-	-	-	(0.01)
	$(0.03)	$(0.05)	$(0.18)	$(0.17)

Numerator for diluted loss per share:
Loss from continuing operations, less amount attributable to non-controlling interests	$(408)	$(4,124)	$(11,806)	$(13,787)
Less: dividends and accretion on Series A Preferred Stock(1)	(1,954)	-	(3,894)	-
Loss from continuing operations available to common shareholders	(2,362)	(4,124)	(15,700)	(13,787)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	-	(570)
Loss available to common shareholders	$(2,362)	$(4,124)	$(15,700)	$(14,357)

Denominator for diluted loss per share:
Basic weighted-average number of shares outstanding	86,213	85,541	86,062	85,483
Dilutive effect of the following:
Series A Preferred Stock(1)	-	-	-	-
Stock options and RSUs(2)	-	-	-	-
Diluted weighted-average number of shares outstanding	86,213	85,541	86,062	85,483

Diluted loss per share:
- from continuing operations	$(0.03)	$(0.05)	$(0.18)	$(0.16)
- from discontinued operations	-	-	-	(0.01)
	$(0.03)	$(0.05)	$(0.18)	$(0.17)

(1)

For the quarter and two quarters ended July 1, 2017, it was more dilutive to assume the Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 11,333,333 Common Shares issuable on an if-converted basis.

(2)

For the quarter and two quarters ended July 1, 2017, stock options and RSUs to purchase or receive 832,910 (July 2, 2016 – 16,304) and 761,344 (July 2, 2016 – 17,288) Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share. In addition, for the quarter and two quarters ended July 1, 2017, options to purchase 2,530,766 (July 2, 2016 – 3,187,777) and 2,836,606 (July 2, 2016 – 3,184,777) Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price.

SUNOPTA INC.	26	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

13. Supplemental Cash Flow Information

	Quarter ended		Two quarters ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	$	$	$	$
Changes in non-cash working capital:
Accounts receivable	18,768	(16,910)	7,641	(33,747)
Inventories	(32,271)	(49,777)	(5,913)	(39,910)
Income tax recoverable/payable	(3,339)	4,353	(4,799)	5,384
Prepaid expenses and other current assets	(4,813)	1,707	(9,546)	(606)
Accounts payable and accrued liabilities	(5,715)	29,114	6,695	10,944
Customer and other deposits	(3,278)	(2,781)	(1,391)	(3,844)
	(30,648)	(34,294)	(7,313)	(61,779)

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
  Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes individually quick frozen (“IQF”) fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks includes fruit snacks; nutritional and protein bars; and flexible resealable pouch products.
SUNOPTA INC.	27	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In addition, Corporate Services provides a variety of management, financial, information technology, treasury and administration services to each of the Company’s operating segments from the Company’s headquarters in Mississauga, Ontario and administrative office in Edina, Minnesota.

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

	Quarter ended
	July 1, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	149,423	187,031	336,454
Segment operating income	8,372	4,220	12,592
Corporate Services			(9,973)
Other expense, net (see note 11)			(607)
Interest expense, net			(7,695)
Loss from continuing operations before income taxes			(5,683)

	Quarter ended
	July 2, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	158,498	189,648	348,146
Segment operating income	10,411	663	11,074
Corporate Services			(2,229)
Other expense, net (see note 11)			(8,433)
Interest expense, net			(11,548)
Loss from continuing operations before income taxes			(11,136)

	Two quarters ended
	July 1, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	279,714	386,771	666,485
Segment operating income	13,123	10,168	23,291
Corporate Services			(23,628)
Other expense, net (see note 11)			(6,050)
Interest expense, net			(15,449)
Loss from continuing operations before income taxes			(21,836)

SUNOPTA INC.	28	July 1, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2017 and July 2, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters ended
	July 2, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	304,520	395,940	700,460
Segment operating income (loss)	16,852	(1,115)	15,737
Corporate Services			(4,257)
Other expense, net (see note 11)			(12,411)
Interest expense, net			(22,570)
Loss from continuing operations before income taxes			(23,501)

16. Subsequent Events

Acquisition of Non-Controlling Interests in Mexican Subsidiary

On July 28, 2017, the Company acquired all of the capital stock of Opus Foods Mexico, S.A. de C.V. (“Opus”) held by the non-controlling interests for $1.9 million. This acquisition increased the Company’s equity ownership in Opus from 75% to 100%. Opus owns and operates a frozen fruit processing facility located in central Mexico. The Company acquired its initial 75% interest in Opus through the acquisition of Sunrise.

Rationalization of Flexible Resealable Pouch Operations

On July 26, 2017, SunOpta Foods entered an agreement with Skjodt-Barrett Contract Packaging LLC to sell equipment used in the production of flexible resealable pouches at the Company’s Allentown, Pennsylvania facility for gross proceeds of $2.0 million. The asset sale is in conjunction with the Company’s decision to discontinue flexible resealable pouch products as part of its ongoing portfolio optimization strategy and Value Creation Plan. The transaction is expected to close during the fourth quarter of 2017. The Company will continue to produce flexible resealable pouch products for existing customers until the closing date. The Company’s aseptic beverage operations were not affected by the sale of assets, and the Company will continue to produce aseptic beverages at its Allentown facility.

Revenues from sales of flexible resealable pouch products were $9.3 million and $19.2 million for the quarter and two quarters ended July 1, 2017, respectively, compared with $11.2 million and $24.6 million for the quarter and two quarters ended July 2, 2016, respectively. The production and sale of these products resulted in gross profit losses of $1.2 million and $2.7 million for the quarter and two quarters ended July 1, 2017, respectively, compared with gross profit of $0.2 million and $0.4 million for the quarter and two quarters ended July 2, 2016, respectively. Revenues and gross profit losses from sales of flexible resealable pouch products during the third quarter of 2017 are expected to be similar to those recorded during the second quarter. Depending on the closing date of the sale of the resealable pouch assets, the Company also expects to record a proportionate amount of revenue and gross profit losses from sales of flexible resealable pouch products during the fourth quarter of 2017.

The Company expects to record a loss on the sale of the flexible resealable pouch assets of $8.0 million to $9.0 million, including costs related to the early termination of the related equipment leases at the closing date. The flexible resealable pouch operations are included in the Consumer Products operating segment. As the flexible resealable pouch operations do not qualify for presentation as discontinued operations, operating results from these operations will continue to be reported in continuing operations on the consolidated statements of operations for the year ended December 30, 2017.

SUNOPTA INC.	29	July 1, 2017 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended July 1, 2017 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 9, 2017.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as “anticipate”, “estimate”, “target”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, or other similar expressions concerning matters that are not historical facts. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

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

Overview

SunOpta is a global company focused on sourcing organic and non-genetically modified (“non-GMO”) ingredients, and manufacturing healthy food and beverage products. Our global sourcing platform makes us one of the leading suppliers of organic and non-GMO raw materials and ingredients in the food industry. Our consumer products portfolio utilizes internally and externally sourced raw materials and ingredients to manufacture healthy food and beverage products for supply to retail, foodservice and branded food customers. We operate our business in the following reportable segments:

  Global Ingredients aggregates our North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.
  Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes individually quick frozen (“IQF”) fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks includes fruit snacks; nutritional and protein bars; and flexible resealable pouch products.
SUNOPTA INC.	30	July 1, 2017 10-Q

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

As part of the first phase of the Value Creation Plan, we are targeting implementation of $30 million of productivity-driven annualized enhancements of earnings before income taxes, depreciation and amortization (“EBITDA”), to be implemented over 2017 and 2018. For fiscal 2017, these EBITDA benefits will be offset by expenses associated with the Value Creation Plan, including structural investments made in the areas of quality, sales, marketing, operations and engineering resources, as well as non-structural third-party consulting support, severance, and recruiting costs. The plan also calls for increased investment in capital upgrades at several manufacturing facilities to enhance food safety and manufacturing efficiencies. Over time, these investments are expected to yield additional improvement in EBITDA beyond the $30 million of initial productivity-driven savings. For the second quarter of 2017, we continued to achieve progress against each of the four pillars of the Value Creation Plan and we believe we are on track to achieve targeted productivity enhancements, while continuing to make the necessary structural investments we believe will accelerate growth and drive long-term value. Recent progress on each of the four pillars of the Value Creation Plan is highlighted below:

Portfolio Optimization

The focus of the portfolio optimization pillar is to simplify the business, investing where structural advantages exist, while exiting businesses or product lines where we are not effectively positioned. Recent highlights include:

  Announced the discontinuation of flexible resealable pouch products along with an agreement to sell the associated pouch equipment for $2.0 million, which is expected to close during the fourth quarter of 2017 (for more information regarding this transaction, see note 16 to the unaudited consolidated financial statements included in this report).
  Initiated a plan to consolidate certain soy and specialty grain volume and close an under-utilized facility to enhance facility utilization and reduce operating costs.
  Purchased the remaining 25% non-controlling interest in our Mexican frozen fruit operations (for more information regarding this transaction, see note 16 to the unaudited consolidated financial statements included in this report), and broke ground on an expansion project to add incremental freezing capacity, storage, and retail bagging capabilities to the Mexican frozen fruit facility.
  Approved plans to increase capabilities at sunflower operations in both North America and Europe, as well as a capacity expansion at our speciality cocoa processing facility in the Netherlands.

Since the initiation of the Value Creation Plan, we have implemented portfolio changes that are expected to yield $4.2 million of annualized EBITDA benefits.

SUNOPTA INC.	31	July 1, 2017 10-Q

Operational Excellence

The focus of the operational excellence pillar is to ensure food quality and safety, coupled with improved operational performance and efficiency. These efforts are expected to generate productivity improvements and cost savings in manufacturing, procurement and logistics. Recent highlights include:

  Launched “SunOpta 360”, initially across the network of aseptic beverage facilities, establishing a sustainable continuous improvement methodology for the Company.
  Enhanced food safety and quality across the manufacturing platform via the roll-out of new processes and systems.
  Continued to identify and implement productivity initiatives focusing on manufacturing efficiencies, purchasing synergies, and effective freight management.
  Initiated rapid recovery plans to resolve performance issues at certain Consumer Products’ manufacturing facilities which, during the first half of 2017, have partially consumed the benefit driven from other productivity initiatives.

Since the initiation of the Value Creation Plan, we have implemented process improvements and cost savings that are expected to yield $3.1 million of annualized EBITDA benefits.

Go-To-Market Effectiveness

The focus of the go-to-market effectiveness pillar is to optimize customer and product mix in existing sales channels, and identify and penetrate new high-potential sales channels. We expect efforts under this pillar to improve revenue growth and profitability over time. Recent highlights include:

  Completed the creation of a new food service distribution network, leveraging third parties, which will support our plan to grow and diversify penetration into the foodservice channel.
  Continued to attract and hire new commercial talent in the areas of sales, marketing, and research and development, which has furthered the development of control branded products that are expected to enhance access to the food service channel.
  Increased the pipeline of commercial opportunities across the beverage, fruit and snack categories.

Since the initiation of the Value Creation Plan, we have implemented go-to-market improvements through strategic pricing actions that are expected to yield $2.0 million of annualized EBITDA benefits.

Process Sustainability

The focus of the process sustainability pillar is to ensure we have the infrastructure, systems and skills to sustain the business improvements and value captured from the Value Creation Plan. Broadening the skillset and experience of our leadership team is a critical component to the process sustainability pillar of the Value Creation Plan. Recent highlights include:

  Completed the onboarding of key senior leaders and continued to add new talent in the areas of sales and marketing, engineering, supply chain and procurement.
  Further maturation of the sales and operations planning processes, which were initiated in the first quarter of 2017, resulting in improved customer service levels.
  Continued enhancements to enterprise resource planning (“ERP”) systems in Consumer Products’ facilities.

The statements we make in this report about the expected results of the Value Creation Plan, including expected improvements in earnings, EBITDA, working capital efficiencies, expected cash flows, and expected costs, are forward-looking statements. See “Forward-Looking Statements” above. EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations and our ability to generate cash flows to fund our cash requirements, including debt service and capital expenditures. See footnote (3) to the “Consolidated Results of Operations for the Quarters Ended July 1, 2017 and July 2, 2016” table below for a reconciliation of EBITDA and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	32	July 1, 2017 10-Q

In the first half of 2017, we incurred significant costs in connection with measures taken under the Value Creation Plan, which included asset impairment charges and facility closure costs primarily related to the closure of our San Bernardino, California, juice facility ($4.4 million); and employee recruitment, relocation, retention and severance costs related to organizational changes within our management and executive teams, and recruitment of new employees in the areas of quality, sales, marketing, operations and engineering ($6.4 million). In addition, we incurred third-party consulting and temporary labor costs in support of the Value Creation Plan of $14.6 million. In the first half of 2017, we also made capital investments at several of our manufacturing facilities to enhance food safety and production efficiencies.

Costs incurred and charged to expense in the quarter and two quarters ended July 1, 2017 were recorded in the consolidated statement of operations as follows:

	Quarter ended	Two quarters ended
	July 1, 2017	July 1, 2017
	$	$
Cost of goods sold(1)	262	634
Selling, general and administrative expenses(2)	7,001	18,439
Other expense(3)	425	5,898
	7,688	24,971

(1)	Facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)	Consulting fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.
(3)	Asset impairment and employee termination costs recorded in other expense were not allocated to the Company’s operating segments or Corporate Services.

We estimate remaining third-party consulting, and employee recruitment, retention and termination costs related to the Value Creation Plan to be incurred and expensed during the second half of fiscal 2017 will be approximately $4 million. This estimate does not include currently unforeseen asset impairment charges or employee-related costs that may arise from future actions taken under the Value Creation Plan. Costs incurred to-date related to the Value Creation Plan have been higher than expected, due to the extended support of third-party consultants to assist with certain initiatives, including food safety and quality, procurement, and enhancements to our ERP systems. We also expect to record a loss of $8.0 million to $9.0 million in the second half of 2017, related to the sale of the flexible resealable pouch assets.

For more information regarding the Value Creation Plan, see note 2 to the unaudited consolidated financial statements included in this report.

Recall of Certain Roasted Sunflower Kernel Products

During the second quarter of 2016, we announced a voluntary recall of certain roasted sunflower kernel products produced at our Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. As at July 1, 2017 and December 31, 2016, we recognized estimated losses related to the recall of $47.0 million and $40.0 million, respectively, which comprised estimates for customer losses and direct incremental costs that we incurred. Our estimates for customer losses are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. We have general liability and product recall insurance policies with aggregate limits of $47.0 million under which we are expecting to recover recall-related costs, less applicable deductibles. As at July 1, 2017, we have recognized recoveries up to the limit of the coverage available under our insurance policies. Consequently, to the extent any losses are excluded under the insurance policies or additional losses are recognized related to existing or new claims, these excluded or excess losses will be recognized as a charge to future earnings. As at July 1, 2017, we had settled customer claims in the amount of $23.8 million, which settlements were fully funded under our general liability and product recall insurance policies.

SUNOPTA INC.	33	July 1, 2017 10-Q

For more information regarding the recall, see note 4 to the unaudited consolidated financial statements included in this report.

Consolidated Results of Operations for the Quarters Ended July 1, 2017 and July 2, 2016

For the quarter ended	July 1, 2017	July 2, 2016	Change	Change
	$	$	$	%
Revenues
Global Ingredients	149,423	158,498	(9,075)	-5.7%
Consumer Products	187,031	189,648	(2,617)	-1.4%
Total revenues	336,454	348,146	(11,692)	-3.4%

Gross profit
Global Ingredients	20,743	19,828	915	4.6%
Consumer Products	20,919	16,150	4,769	29.5%
Total gross profit	41,662	35,978	5,684	15.8%

Segment operating income (loss)(1)
Global Ingredients	8,372	10,411	(2,039)	-19.6%
Consumer Products	4,220	663	3,557	536.5%
Corporate Services	(9,973)	(2,229)	(7,744)	-347.4%
Total segment operating income	2,619	8,845	(6,226)	-70.4%

Other expense, net	607	8,433	(7,826)	-92.8%
Earnings from continuing operations before the following	2,012	412	1,600	388.3%
Interest expense, net	7,695	11,548	(3,853)	-33.4%
Recovery of income taxes	(5,581)	(7,135)	1,554	21.8%
Loss from continuing operations	(102)	(4,001)	3,899	97.5%
Earnings attributable to non-controlling interests	306	123	183	148.8%

Loss attributable to SunOpta Inc.(2)	(408)	(4,124)	3,716	90.1%

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

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
July 1, 2017
Segment operating income (loss)	8,372	4,220	(9,973)	2,619
Other expense, net	(2)	(265)	(340)	(607)
Earnings (loss) from continuing operations before the following	8,370	3,955	(10,313)	2,012

July 2, 2016
Segment operating income (loss)	10,411	663	(2,229)	8,845
Other expense, net	(105)	(8,163)	(165)	(8,433)
Earnings (loss) from continuing operations before the following	10,306	(7,500)	(2,394)	412

SUNOPTA INC.	34	July 1, 2017 10-Q

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

	Per Diluted Share
For the quarter ended	$	$
July 1, 2017
Loss from continuing operations	(102)
Less: earnings attributable to non-controlling interests	(306)
Less: dividends and accretion of Series A Preferred Stock	(1,954)
Loss from continuing operations available to common shareholders	(2,362)	(0.03)

Adjusted for:
Costs related to the Value Creation Plan(a)	7,688
Other(b)	182
Net income tax effect(c)	(6,254)
Adjusted loss	(746)	(0.01)

July 2, 2016
Loss from continuing operations	(4,001)
Less: earnings attributable to non-controlling interests	(123)
Loss from continuing operations available to common shareholders	(4,124)	(0.05)

Adjusted for:
Legal settlement and litigation-related legal fees(d)	9,661
Costs related to business acquisitions(e)	7,905
Product withdrawal and recall costs(f)	529
Plant start-up costs(g)	278
Other(b)	412
Gain on settlement of contingent consideration(h)	(1,715)
Net income tax effect(c)	(8,825)
Adjusted earnings	4,121	0.05

(a)

Reflects facility closure costs of $0.3 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment, relocation and retention costs of $7.0 million recorded in selling, general and administrative (“SG&A”) expenses; and employee termination costs of $0.4 million recorded in other expense (as described above under “Value Creation Plan”).

(b)	Other included fair value adjustments related to contingent consideration arrangements and gain/loss on the sale of assets, which were recorded in other expense.
(c)	Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.
(d)

Reflects a charge of $9.0 million for the settlement of a product recall dispute with a customer, which was recorded in other expense, and associated litigation-related legal costs, which were recorded in SG&A expenses.

(e)

Reflects costs related to the acquisition of Sunrise Holdings (Delaware), Inc. (“Sunrise”) in October 2015 (the “Sunrise Acquisition”), including an acquisition accounting adjustment related to Sunrise’s inventory sold in the second quarter of 2016 of $3.9 million, which was recorded in cost of goods sold; the non-cash amortization of debt issuance costs incurred in connection with the initial financing related to the Sunrise Acquisition of $2.6 million, as well as $0.9 million of additional financing costs expensed as incurred in the second quarter of 2016, which was recorded in interest expense; and $0.5 million of integration costs related to the closure and consolidation of our frozen fruit processing operations following the Sunrise Acquisition, which were recorded other expense.

(f)

Reflects costs of $0.2 million related to the withdrawal or recall of products, which were recorded in other expense, and a $0.3 million adjustment for the estimated lost gross profit caused by the recall of certain sunflower kernel products (as described above under “Recall of Certain Roasted Sunflower Kernel Products”), which reflected a shortfall in revenues against anticipated volumes of approximately $3.5 million, less associated cost of goods sold of approximately $3.2 million.

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

SUNOPTA INC.	35	July 1, 2017 10-Q

(h)

Reflects a gain of settlement of the contingent consideration obligation related to the August 2015 acquisition of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”), which was recorded in other income.

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

	Quarter ended
	July 1, 2017	July 2, 2016
	$	$
Loss from continuing operations	(102)	(4,001)
Recovery of income taxes	(5,581)	(7,135)
Interest expense, net	7,695	11,548
Other expense, net	607	8,433
Total segment operating income	2,619	8,845
Depreciation and amortization	8,167	8,549
Stock-based compensation(a)	1,337	953
EBITDA	12,123	18,347
Adjusted for:
Costs related to Value Creation Plan(b)	7,263	-
Costs related to business acquisitions(c)	-	3,888
Litigation-related legal fees(d)	-	661
Product recall costs(e)	-	300
Plant expansion and start-up costs(f)	-	278
Adjusted EBITDA	19,386	23,474

(a)

Stock-based compensation of $1.3 million was recorded in SG&A expenses. The reversal of $0.1 million of previously recognized stock- based compensation related to forfeited awards previously granted to terminated employees was recognized in other expense.

(b)

Reflects facility closure costs of $0.3 million recorded in cost of goods sold and consulting fees, temporary labor, employee recruitment, relocation and retention costs of $7.0 million recorded in SG&A expenses (as described above under “Value Creation Plan”).

(c)	Reflects costs related to the acquisition accounting adjustment related to Sunrise’s inventory sold in the second quarter of 2016 of $3.9 million, which was recorded in cost of goods sold.
(d)	Reflects legal costs related to the settlement of a product recall dispute with a customer, which were recorded in SG&A expenses.
(e)

Reflects the estimated lost gross profit caused by the recall of certain sunflower kernel products of $0.3 million, which reflected the shortfall in revenues against anticipated volumes of approximately $3.5 million, less associated cost of goods sold of approximately $3.2 million.

(f)	Reflects the negative gross profit reported by the Allentown facility as the facility ramped up to break-even production levels.

Although we use EBITDA and adjusted EBITDA as measures to assess the performance of our business and for the other purposes set forth above, these measures have limitations as analytic tools, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

  neither EBITDA nor adjusted EBITDA reflects the interest expense, or the cash requirements necessary to service interest payments on our indebtedness;

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

SUNOPTA INC.	36	July 1, 2017 10-Q

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

Revenues for the quarter ended July 1, 2017 decreased by 3.4% to $336.5 million from $348.1 million for the quarter ended July 2, 2016. Excluding the impact on revenues for the second quarter of 2017 of changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $7.1 million) and estimated impact on west coast pouch operations as a result of a fire at a third-party facility in the third quarter of 2016 (a decrease in revenues of approximately $2.3 million), revenues in the second quarter of 2017 decreased by 0.6%, compared with the second quarter of 2016. This decrease in revenues on an adjusted basis reflected lower raw and roasted sunflower volumes due to global competition and reduced customer demand following the sunflower recall, as well as a continued decline in retail market demand for frozen fruit products. These factors were partially offset by increased volumes of domestically-sourced grains and sales of new specialty bar offerings.

Gross profit increased $5.7 million, or 15.8%, to $41.7 million for the quarter ended July 1, 2017, compared with $36.0 million for the quarter ended July 2, 2016. As a percentage of revenues, gross profit for the quarter ended July 1, 2017 was 12.4% compared to 10.3% for the quarter ended July 2, 2016, an increase of 2.1% . The gross profit percentage for the second quarter of 2017 would have been approximately 12.5%, excluding the impact of facility closure costs under the Value Creation Plan of $0.3 million. The gross profit percentage for the second quarter of 2016 would have been approximately 11.5%, excluding the impact of costs related to the acquisition accounting adjustment related to the Sunrise’s inventory sold subsequent to the acquisition date ($3.9 million), lost margin caused by the sunflower recall ($0.3 million), and start-up costs related to the ramp-up of production at the Allentown aseptic beverage facility ($0.3 million). Excluding these items, the gross profit percentage increased 1.0% on an adjusted basis in second quarter of 2017, compared with the second quarter of 2016, which reflected improved operating efficiencies and lower raw material pricing within our healthy fruit operations and operational savings following the closure of the San Bernardino facility, as well as a favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations. These factors were partially offset by operating inefficiencies in our sunflower and roasting operations due to lower production volumes following the recall, and at our specialty bar and flexible resealable pouch facilities, due to new product introductions and product mix. As described above under “Value Creation Plan”, we expect to discontinue flexible resealable pouch products during the fourth quarter of 2017.

Total segment operating income for the quarter ended July 1, 2017 decreased by $6.2 million, or 70.4%, to $2.6 million, compared with $8.8 million for the quarter ended July 2, 2016. As a percentage of revenues, segment operating income was 0.8% for the quarter ended July 1, 2017, compared with 2.5% for the quarter ended July 2, 2016. The decrease in segment operating income reflected a $10.6 million increase in SG&A expenses that more than offset the higher overall gross profit as described above. The increase in SG&A expenses mainly reflected incremental consulting fees and temporary labor costs ($4.9 million) and employee recruitment, relocation and retention costs ($2.1 million) associated with the Value Creation Plan. In addition, the increase in SG&A expenses reflected higher employee compensation-related costs related to structural investments in new quality, sales, marketing, engineering and accounting resources. Segment operating income included a foreign exchange loss of $1.2 million in the second quarter of 2017, compared with a foreign exchange gain of $0.2 million in the second quarter of 2016, which mainly reflected the impact of movements in the U.S. dollar relative to the euro and Mexican peso on forward currency contracts within our international organic ingredient and frozen fruit operations.

Further details on revenue, gross profit and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended July 1, 2017 of $0.6 million reflected employee termination costs associated with the Value Creation Plan. Other expense for the quarter ended July 2, 2016 of $8.4 million included the cost of the settlement of a product recall dispute with a customer ($9.0 million), as well as facility rationalization and severance costs primarily related to the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition ($0.5 million), and costs associated with product withdrawals and recalls ($0.2 million). These expenses were partially offset by the $1.7 million gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural.

Interest expense decreased by $3.9 million to $7.7 million for the quarter ended July 1, 2017, compared with $11.5 million for the quarter ended July 2, 2016. Interest expense included the amortization and write-off of debt issuance costs of $0.7 million and $2.9 million in the second quarters of 2017 and 2016, respectively. The quarter-over-quarter decrease in interest expense primarily reflected the reduction in non-cash amortization following the one-year maturity of the initial second lien loans used to partially fund the Sunrise Acquisition, and the repayment of $79.0 million of second lien debt with the net proceeds from the Preferred Stock offering in October 2016.

SUNOPTA INC.	37	July 1, 2017 10-Q

We recognized a recovery of income tax of $5.6 million for the quarter ended July 1, 2017, compared with $7.1 million for the quarter ended July 2, 2016. The effective tax rate for the second quarter of 2017 was 98.2%, compared with 64.1% for the second quarter of 2016. The effective tax rate for the second quarter of 2017 reflected an increase in our estimated annual effective tax rate from 30.8% to 48.3%, due to the impact on the jurisdictional mix of earnings of higher than anticipated costs to be incurred in the U.S. related to the Value Creation Plan. The effective tax rate for the second quarter of 2016 reflected the impact of pre-tax losses in the U.S. related to the settlement of the product recall dispute, consolidation of our frozen fruit processing facilities, and product withdrawal and recall costs.

On a consolidated basis, we realized a loss of $0.4 million (diluted loss per share of $0.03) for the quarter ended July 1, 2017, compared with a loss of $4.1 million (diluted loss per share of $0.05) for the quarter ended July 2, 2016.

For the quarter ended July 1, 2017, adjusted loss was $0.7 million, or $0.01 per diluted share, compared with adjusted earnings of $4.1 million, or $0.05 per diluted share for the quarter ended July 2, 2016. Adjusted EBITDA for the quarter ended July 1, 2017 was $19.4 million, compared with $23.5 million for the quarter ended July 2, 2016. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients
For the quarter ended	July 1, 2017	July 2, 2016	Change	% Change

Revenues	$149,423	$158,498	$(9,075)	-5.7%
Gross Profit	20,743	19,828	915	4.6%
Gross Profit %	13.9%	12.5%		1.4%

Operating Income	$8,372	$10,411	$(2,039)	-19.6%
Operating Income %	5.6%	6.6%		-1.0%

Global Ingredients contributed $149.4 million in revenues for the quarter ended July 1, 2017, compared to $158.5 million for the quarter ended July 2, 2016, a decrease of $9.1 million, or 5.7% . Excluding the estimated impacts on revenues of changes including foreign exchange rates and commodity-related pricing ($7.1 million), Global Ingredients revenues decreased approximately 1.2% . The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the quarter ended July 2, 2016	$158,498
Lower roasted volumes due to reduced customer demand following the sunflower recall, and lower raw sunflower volumes due to competition from global suppliers	(6,547)
Decreased commodity pricing for domestically-sourced specialty and organic grains and seeds	(4,133)
Decreased commodity pricing for internationally-sourced organic ingredients	(1,613)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar quarter-over-quarter	(1,398)
Decreased volumes of internationally-sourced organic ingredients including fruits, vegetables and liquid sweeteners, partially offset by increased volumes of organic feed following weather-related crop delays in the first quarter of 2017	(554)
Increased volumes of domestically-sourced specialty soy and organic feed, partially offset by lower volumes of specialty corn and crop inputs	5,170
Revenues for the quarter ended July 1, 2017	$149,423

SUNOPTA INC.	38	July 1, 2017 10-Q

Gross profit in Global Ingredients increased by $0.9 million to $20.7 million for the quarter ended July 1, 2017 compared to $19.8 million for the quarter ended July 2, 2016, and the gross profit percentage increased by 1.4% to 13.9% . The increase in gross profit as a percentage of revenue was primarily due to a favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations, partially offset by reduced operating efficiencies within our sunflower and roasting operations due to lower volumes following the recall, and a reduced spread on certain domestically-sourced commodities. The table below explains the increase in gross profit:

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended July 2, 2016	$19,828
Favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations (partially offset by losses on forward currency contracts included below in operating income), as well as an improved pricing spread on internationally-sourced organic feed and operating efficiencies at our European production facilities	4,982
Lower sales volumes of raw sunflower and roasted products, and reduced operating efficiencies due to lower production volumes	(2,313)
Lower pricing and increased raw material costs for domestically-sourced organic feed and specialty corn, as well as reduced volumes of higher-margin crop inputs due to a reduction in contracted acres, partially offset by increased specialty soy volumes	(1,754)
Gross profit for the quarter ended July 1, 2017	$20,743

Operating income in Global Ingredients decreased by $2.0 million, or 19.6%, to $8.4 million for the quarter ended July 1, 2017, compared to $10.4 million for the quarter ended July 2, 2016. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended July 2, 2016	$10,411
Increase in gross profit, as explained above	915
Increase in foreign exchange losses primarily related to forward currency contracts and higher employee-related compensation costs, partially offset by lower non-compensation- related costs	(2,874)
Increase in corporate cost allocations	(80)
Operating income for the quarter ended July 1, 2017	$8,372

Looking forward, we believe Global Ingredients is well positioned in growing non-GMO and organic food categories. However, performance of Global Ingredients in the near-term could continue to be affected by reduced customer demand due to the sunflower recall. We intend to focus our efforts on (i) growing our organic sourcing and supply capabilities, making certified organic ingredients a larger proportion of our overall sales; (ii) leveraging our international sourcing and supply capabilities internally, and forward and backward integrating where opportunities exist; and (iii) initiating a global desk coordination program between our North American and International sourcing and supply operations to capitalize on global opportunities and drive incremental sales volume. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our expansion or desk coordination plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	39	July 1, 2017 10-Q

Consumer Products
For the quarter ended	July 1, 2017	July 2, 2016	Change	% Change

Revenues	$187,031	$189,648	$(2,617)	-1.4%
Gross Profit	20,919	16,150	4,769	29.5%
Gross Profit %	11.2%	8.5%		2.7%

Operating Income	$4,220	$663	$3,557	536.5%
Operating Income %	2.3%	0.3%		2.0%

Consumer Products contributed $187.0 million in revenues for the quarter ended July 1, 2017, compared to $189.6 million for the quarter ended July 2, 2016, a decrease of $2.6 million, or 1.4% . Excluding the impact on west coast pouch operations of a fire at a third-party facility in the third quarter of 2016 ($2.3 million), Consumer Products revenues decreased 0.2% . The table below explains the decrease in revenues:

Consumer Products Revenue Changes
Revenues for the quarter ended July 2, 2016	$189,648
Impact on revenues from the closure of west coast pouch operations as a result of a fire at a third-party facility	(2,311)
Lower volumes of frozen fruit primarily to retail customers due to declines in consumer consumption trends, partially offset by increased fruit ingredient volumes to the foodservice channel	(2,086)
Lower retail sales of non-dairy aseptic beverage products due to the previously announced loss of a significant customer, mostly offset by increased volumes into the foodservice channel and stronger retail sales of premium juice products	(859)
Higher volumes of specialty bars as a result of new business contracted, partially offset by lower volumes of resealable pouch offerings	2,639
Revenues for the quarter ended July 1, 2017	$187,031

Gross profit in Consumer Products increased by $4.8 million to $20.9 million for the quarter ended July 1, 2017 compared to $16.2 million for the quarter ended July 2, 2016, and the gross profit percentage increased by 2.7% to 11.2% . For the quarter ended July 2, 2016, gross profit as a percentage of revenue was impacted by the acquisition accounting adjustment related to Sunrise inventory sold ($3.9 million) and costs associated with expansion activities at the Allentown facility ($0.3 million). Excluding these costs, the gross profit percentage in Consumer Products would have been 10.7% for the quarter ended July 2, 2016. The increase in gross profit percentage primarily reflected improved operating efficiencies and raw material pricing within our healthy fruit operations and operational savings from the closure of the San Bernardino facility, partially offset by higher plant costs and operating inefficiencies within our healthy snacks operations. The table below explains the increase in gross profit:

SUNOPTA INC.	40	July 1, 2017 10-Q

Consumer Products Gross Profit Changes
Gross profit for the quarter ended July 2, 2016	$16,150
Increased contribution on sales of frozen fruit to both retail and foodservice channels, based on operating efficiencies due to the timing of the fruit harvest (which was delayed in fiscal 2016, resulting in higher labor costs and reduced supply) and favorable cost on sourced fresh fruit, as well as increased volumes of fruit ingredient applications to foodservice customers	4,458
Acquisition accounting adjustment related to Sunrise inventory sold in the second quarter of 2016	3,889
Lower volumes of resealable pouch offerings, and higher plant costs and operating inefficiencies at our specialty bar and flexible resealable pouch facilities due to new product introductions and unfavorable product mix, partially offset by the contribution from the increased sales volumes of specialty bars	(2,709)
Lower overall sales volumes of non-dairy aseptic beverages, mostly offset by higher sales volumes of premium juice products, and operational savings following the closure of the San Bernardino facility	(869)
Gross profit for the quarter ended July 1, 2017	$20,919

Operating income in Consumer Products increased by $3.6 million, or 536.5%, to $4.2 million for the quarter ended July 1, 2017, compared to $0.7 million for the quarter ended July 2, 2016. The table below explains the increase in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended July 2, 2016	$663
Increase in gross profit, as explained above	4,769
Lower foreign exchange losses on international operations, partially offset by increased employee-related compensation costs	353
Increase in corporate cost allocations	(1,565)
Operating income for the quarter ended July 1, 2017	$4,220

Looking forward we believe our Consumer Products segment remains well-positioned in markets with attractive growth potential. However, a continued decline in consumer consumption of frozen fruit could adversely affect the near-term performance of the Consumer Products segment. We intend to focus our efforts on (i) continuing to invest in new sales and marketing resources creating greater channel specific focus on retail and foodservice to bolster our pipeline of opportunities to drive incremental sales volume; (ii) investing in our facilities to enhance quality, safety, and manufacturing efficiency to drive both incremental sales and cost reduction; (iii) executing procurement and supply chain cost reduction initiatives focused on leveraging our buying power and creating increased network efficiency in our planning and logistics efforts; and (iv) leveraging our innovation capabilities to bring new value-added packaged products and processes to market and to increase our capacity utilization across the Consumer Products segment. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, availability of raw material supply, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

SUNOPTA INC.	41	July 1, 2017 10-Q

Corporate Services
For the quarter ended	July 1, 2017	July 2, 2016	Change	% Change

Operating Loss	$(9,973)	$(2,229)	$(7,744)	-347.4%

Operating loss at Corporate Services increased by $7.7 million to $10.0 million for the quarter ended July 1, 2017, from a loss of $2.2 million for the quarter ended July 2, 2016. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended July 2, 2016	$(2,229)
Third-party consulting costs and employee recruitment, relocation and retention costs associated with the Value Creation Plan	(7,077)
Higher employee-related compensation costs, including stock-based compensation and incentives, primarily associated with the Value Creation Plan	(4,062)
Increase in corporate cost allocations to SunOpta reporting segments	1,645
Lower non-compensation-related costs, including the favorable impact on Canadian dollar-denominated corporate headquarter expenses of a stronger U.S. dollar quarter- over-quarter	1,071
Increase in foreign exchange gains on foreign currency transactions	679
Operating loss for the quarter ended July 1, 2017	$(9,973)

Corporate cost allocations mainly consist of salaries of corporate personnel who directly support the operating segments, as well as costs related to the enterprise resource management system. These expenses are allocated to the operating segments based on (1) specific identification of allocable costs that represent a service provided to each segment and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and number of people employed within each segment.

SUNOPTA INC.	42	July 1, 2017 10-Q

Consolidated Results of Operations for the Two Quarters Ended July 1, 2017 and July 2, 2016

For the two quarters ended	July 1, 2017	July 2, 2016	Change	Change
	$	$	$	%
Revenues
Global Ingredients	279,714	304,520	(24,806)	-8.1%
Consumer Products	386,771	395,940	(9,169)	-2.3%
Total revenues	666,485	700,460	(33,975)	-4.9%

Gross profit
Global Ingredients	36,389	37,920	(1,531)	-4.0%
Consumer Products	43,972	29,959	14,013	46.8%
Total gross profit	80,361	67,879	12,482	18.4%

Segment operating income (loss)(1)
Global Ingredients	13,123	16,852	(3,729)	-22.1%
Consumer Products	10,168	(1,115)	11,283	1011.9%
Corporate Services	(23,628)	(4,257)	(19,371)	-455.0%
Total segment operating income (loss)	(337)	11,480	(11,817)	-102.9%

Other expense, net	6,050	12,411	(6,361)	-51.3%
Loss from continuing operations before the following	(6,387)	(931)	(5,456)	-586.0%
Interest expense, net	15,449	22,570	(7,121)	-31.6%
Recovery of income taxes	(10,550)	(10,221)	(329)	-3.2%
Loss from continuing operations	(11,286)	(13,280)	1,994	15.0%
Earnings attributable to non-controlling interests	520	507	13	2.6%
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)	570	100.0%

Loss attributable to SunOpta Inc.(2)	(11,806)	(14,357)	2,551	17.8%

(1)

The following table presents a reconciliation of segment operating income/loss to earnings (loss) from continuing operations before the following, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the “Consolidated Results of Operations for the Quarters Ended July 1, 2017 and July 2, 2016” table regarding the use of this non-GAAP measure).

	Global	Consumer	Corporate	Consol-
	Ingredients	Products	Services	idated
For the two quarters ended	$	$	$	$
July 1, 2017
Segment operating income (loss)	13,123	10,168	(23,628)	(337)
Other expense, net	(113)	(4,745)	(1,192)	(6,050)
Earnings (loss) from continuing operations before the following	13,010	5,423	(24,820)	(6,387)

July 2, 2016
Segment operating income (loss)	16,852	(1,115)	(4,257)	11,480
Other expense, net	(765)	(11,254)	(392)	(12,411)
Earnings (loss) from continuing operations before the following	16,087	(12,369)	(4,649)	(931)

SUNOPTA INC.	43	July 1, 2017 10-Q

(2)

The following table presents a reconciliation of adjusted earnings/loss from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the “Consolidated Results of Operations for the Quarters Ended July 1, 2017 and July 2, 2016” table regarding the use of this non-GAAP measure).

	Per Diluted Share
For the two quarters ended	$	$
July 1, 2017
Loss from continuing operations	(11,286)
Less: earnings attributable to non-controlling interests	(520)
Less: dividends and accretion of Series A Preferred Stock	(3,894)
Loss from continuing operations available to common shareholders	(15,700)	(0.18)

Adjusted for:
Costs related to the Value Creation Plan(a)	24,971
Product recall costs(b)	1,008
Other(c)	(127)
Net income tax effect(d)	(11,786)
Adjusted loss	(1,634)	(0.02)

July 2, 2016
Loss from continuing operations	(13,280)
Less: earnings attributable to non-controlling interests	(507)
Loss from continuing operations available to common shareholders	(13,787)	(0.16)

Adjusted for:
Costs related to business acquisitions(e)	20,416
Legal settlement and litigation-related legal fees(f)	10,286
Product withdrawal and recall costs(g)	1,997
Plant start-up costs(h)	1,565
Write-off of debt issuance costs(i)	215
Other(j)	1,187
Gain on settlement of contingent consideration(k)	(1,715)
Net income tax effect(d)	(13,356)
Adjusted earnings	6,808	0.08

(a)

Reflects facility closure costs of $0.6 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment, relocation and retention costs of $18.4 million recorded in SG&A expenses; and asset impairment and employee termination costs of $5.9 million recorded in other expense (as described above under “Value Creation Plan”).

(b)

Reflects costs related to the recall of certain sunflower kernel products (as described above under “Recall of Certain Roasted Sunflower Kernel Products), including a $0.7 million adjustment for the estimated lost gross profit caused by the sunflower recall in the first quarter of 2017, which reflected a shortfall in revenues against prior year volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million; and $0.3 million of direct costs recorded in other expense that are not eligible for reimbursement under our insurance policies.

(c)	Other included fair value adjustments related to contingent consideration arrangements and gain/loss on the sale of assets, which were recorded in other expense.
(d)	Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.
(e)

Reflects costs related to the Sunrise Acquisition, including an acquisition accounting adjustment related to Sunrise’s inventory sold in the first half of 2016 of $11.5 million, which was recorded in cost of goods sold; the non-cash amortization of debt issuance costs incurred in connection with the initial financing related to the Sunrise Acquisition of $5.6 million, as well as $0.9 million of additional financing costs expensed as incurred in the second quarter of 2016, which were recorded in interest expense; and $2.4 million of integration costs related to the closure and consolidation of our frozen fruit processing operations following the Sunrise Acquisition, which were recorded in cost of goods sold and other expense.

(f)

Reflects a charge of $9.0 million for the settlement of a product recall dispute with a customer, which was recorded in other expense, and associated litigation-related legal costs, which were recorded in SG&A expenses.

(g)

Reflects costs of $1.1 million for the withdrawal of a consumer-packaged product for a quality-related issue and $0.6 million for insurance deductibles related to the sunflower recall, which were recorded in other expense. Also reflects a $0.3 million adjustment for the estimated lost gross profit caused by the sunflower recall, which reflected a shortfall in revenues against anticipated volumes of approximately $3.5 million, less associated cost of goods sold of approximately $3.2 million.

(h)

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

(i)

Reflects the write-off to interest expense of $0.2 million of remaining unamortized debt issuance costs related to our former North American credit facilities, which were replaced by the Global Credit Facility.

SUNOPTA INC.	44	July 1, 2017 10-Q

(j)	Other includes severance costs of $0.5 million and fair value adjustments related to contingent consideration arrangements of $0.4 million, which were recorded in other expense.
(k)	Reflects a gain of settlement of the contingent consideration obligation related to the Niagara Natural acquisition, which was recorded in other income.

(3)

The following table presents a reconciliation of segment operating income/loss, EBITDA and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the “Consolidated Results of Operations for the Quarters Ended July 1, 2017 and July 2, 2016” table regarding the use of this non-GAAP measure).

	Two quarters ended
	July 1, 2017	July 2, 2016
	$	$
Loss from continuing operations	(11,286)	(13,280)
Recovery of income taxes	(10,550)	(10,221)
Interest expense, net	15,449	22,570
Other expense, net	6,050	12,411
Total segment operating income (loss)	(337)	11,480
Depreciation and amortization	16,347	17,309
Stock-based compensation(a)	2,465	1,992
EBITDA	18,475	30,781
Adjusted for:
Costs related to Value Creation Plan(b)	19,073	-
Product recall costs(c)	729	300
Costs related to business acquisitions(d)	-	11,664
Plant expansion and start-up costs(e)	-	1,565
Litigation-related legal fees(f)	-	1,286
Adjusted EBITDA	38,277	45,596

(a)

Stock-based compensation of $2.5 million was recorded in SG&A expenses. The reversal of $0.3 million of previously recognized stock- based compensation related to forfeited awards previously granted to terminated employees was recognized in other expense.

(b)

Reflects facility closure costs of $0.6 million recorded in cost of goods sold and consulting fees, temporary labor, employee recruitment, relocation and retention costs of $18.4 million recorded in SG&A expenses (as described above under “Value Creation Plan”).

(c)

For the first half of 2017, reflects the estimated lost gross profit caused by the recall of certain sunflower kernel products of $0.7 million, which reflected the shortfall in revenues in the first quarter of 2017 against first quarter 2016 volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million. For the first half of 2016, reflects estimated lost gross profit of $0.3 million, which reflected a shortfall in revenues in the second quarter of 2016 against anticipated volumes of approximately $3.5 million, less associated cost of goods sold of approximately $3.2 million.

(d)

Reflects costs related to the acquisition accounting adjustment related to Sunrise’s inventory sold in the first half of 2016 of $11.5 million and the integration costs related to the closure and consolidation of our frozen fruit processing operations following the Sunrise Acquisition of $0.2 million, which were recorded in cost of goods sold.

(e)	Reflects the negative gross profit reported by the Allentown facility as the facility ramped up to break-even production levels.
(f)	Reflects legal costs related to the settlement of a product recall dispute with a customer, which were recorded in SG&A expenses.

(4)

Refer to footnote (4) to the “Consolidated Results of Operations for the Quarters Ended July 1, 2017 and July 2, 2016” table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the two quarters ended July 1, 2017 decreased by 4.9% to $666.5 million from $700.5 million for the two quarters ended July 2, 2016. Excluding the impact on revenues for the first half of 2017 of changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $12.0 million), estimated impact on west coast pouch operations as a result of a fire at a third-party facility in the third quarter of 2016 (a decrease in revenues of approximately $5.5 million), and estimated impact of the recall of certain sunflower kernel products based on shortfall against prior year volumes (a decrease in revenues of approximately $3.3 million), revenues in the first half of 2017 decreased by 1.9%, compared with the first half of 2016. This decrease in revenues on an adjusted basis reflected a continued decline in retail market demand for frozen fruit products, lower raw and roasted sunflower volumes due to global competition, reduced customer demand following the sunflower recall, and lower volumes of international-sourced organic ingredients. These factors were partially offset by increased volumes of domestically-sourced grains, stronger sales of shelf-stable juice products, and sales of new specialty bar offerings.

Gross profit increased $12.5 million, or 18.4%, to $80.4 million for the two quarters ended July 1, 2017, compared with $67.9 million for the two quarters ended July 2, 2016. As a percentage of revenues, gross profit for the two quarters ended July 1, 2017 was 12.1% compared to 9.7% for the two quarters ended July 2, 2016, an increase of 2.4% . The gross profit percentage for the first half of 2017 would have been approximately 12.2%, excluding the impact of the lost margin caused by the sunflower recall ($0.7 million) and facility closure costs under the Value Creation Plan ($0.6 million). For the first half of 2016, the gross profit percentage would have been 11.6%, excluding the impact of costs related to the acquisition accounting adjustment related to Sunrise inventory sold subsequent to the acquisition date ($11.5 million), start-up costs related to the ramp-up of production at the Allentown aseptic beverage facility ($1.6 million), and lost margin caused by the sunflower recall ($0.3 million). Excluding these items, the gross profit percentage increased 0.6% on an adjusted basis in first half of 2017, compared with the first half of 2016, which reflected improved operating efficiencies and raw material pricing within our healthy fruit operations and operational savings following the closure of the San Bernardino facility, as well as a favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations. These factors were partially offset by reduced operating efficiencies in our sunflower and roasting operations, due to lower production volumes following the recall, and at our specialty bar and flexible resealable pouch facilities, due to new product introductions and product mix. As described above under “Value Creation Plan”, we expect to discontinue flexible resealable pouch products during the fourth quarter of 2017.

SUNOPTA INC.	45	July 1, 2017 10-Q

Total segment operating loss for the two quarters ended July 1, 2017 was $0.3 million, compared with income of $11.5 million for the two quarters ended July 2, 2016. The $11.8 million decrease in segment operating income reflected a $24.6 million increase in SG&A expenses that more than offset the higher overall gross profit as described above. The increase in SG&A expenses mainly reflected incremental consulting fees and temporary labor costs ($14.6 million) and employee recruitment, relocation and retention costs ($3.9 million) associated with the Value Creation Plan. In addition, the increase in SG&A expenses reflected higher employee compensation-related costs related to structural investments in new quality, sales, marketing, engineering and accounting resources. Segment operating income/loss included foreign exchange losses of $1.8 million and $2.0 million in the first half of 2017 and 2016, respectively, which mainly reflected the impact of movements in the U.S. dollar relative to the euro and Mexican peso on our international organic ingredient and frozen fruit operations.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under “Segmented Operations Information”.

Other expense for the two quarters ended July 1, 2017 of $6.1 million mainly reflected asset impairments related to the closure of the San Bernardino facility ($3.7 million) and employee termination costs ($2.2 million) associated with the Value Creation Plan. Other expense for the two quarters ended July 2, 2016 of $12.4 million included the cost of the settlement of a product recall dispute with a customer ($9.0 million), as well as facility rationalization and severance costs primarily related to the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition ($2.8 million), and costs associated with product withdrawals and recalls ($1.7 million). These expenses were partially offset by the $1.7 million gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural.

Interest expense decreased by $7.1 million to $15.4 million for the two quarters ended July 1, 2017, compared with $22.6 million for the two quarters ended July 2, 2016. Interest expense included the amortization and write-off of debt issuance costs of $1.1 million and $6.2 million in the first half of 2017 and 2016, respectively. The period-over-period decrease in interest expense primarily reflected the reduction in non-cash amortization following the one-year maturity of the initial second lien loans used to partially fund the Sunrise Acquisition, and the repayment of $79.0 million of second lien debt with the net proceeds from the Preferred Stock offering in October 2016. In addition, in the first half of 2016, we wrote-off $0.2 million of remaining unamortized debt issuance costs related to our former North American credit facilities, which were replaced by the Global Credit Facility, and recognized $0.9 million of costs in connection with proposed financing arrangements intended to repay in full the term loans outstanding under the Second Lien Loan Agreement.

We recognized a recovery of income tax of $10.6 million for the two quarters ended July 1, 2017, compared with $10.2 million for the two quarters ended July 2, 2016. The effective tax rate for the first half of 2017 was 48.3%, compared with 43.5% for the first half of 2016. The effective tax rates reflected the effect of a mix of pre-tax losses projected in the U.S. and pre-tax earnings in certain other jurisdictions. In fiscal 2017, pre-tax losses projected in the U.S. reflected anticipated costs associated with the Value Creation Plan. In fiscal 2016, pre-tax losses in the U.S. reflect costs associated with the Sunrise acquisition, settlement of the product recall dispute, and product withdrawal and recall costs.

Loss from continuing operations attributable to SunOpta Inc. for the two quarters ended July 1, 2017 was $11.8 million, compared with a loss of $13.8 million for the two quarters ended July 2, 2016, a decrease of $2.0 million. Diluted loss per share from continuing operations was $0.18 for the two quarters ended July 1, 2017, compared with diluted loss per share from continuing operations of $0.16 for the two quarters ended July 2, 2016.

The loss from discontinued operations of $0.6 million in the first half of 2016 was related to our investment in Opta Minerals Inc. (“Opta Minerals”), which we sold in April 2016.

SUNOPTA INC.	46	July 1, 2017 10-Q

On a consolidated basis, we realized a loss of $11.8 million (diluted loss per share of $0.18) for the two quarters ended July 1, 2017, compared with a loss of $14.4 million (diluted loss per share of $0.17) for the two quarters ended July 2, 2016.

For the two quarters ended July 1, 2017, adjusted loss was $1.6 million, or $0.02 per diluted share, compared with adjusted earnings of $6.8 million, or $0.08 per diluted share for the two quarters ended July 2, 2016. Adjusted EBITDA for the two quarters ended July 1, 2017 was $38.3 million, compared with $45.6 million for the two quarters ended July 2, 2016. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients
For the two quarters ended	July 1, 2017	July 2, 2016	Change	% Change

Revenues	$279,714	$304,520	$(24,806)	-8.1%
Gross Profit	36,389	37,920	(1,531)	-4.0%
Gross Profit %	13.0%	12.5%		0.5%

Operating Income	$13,123	$16,852	$(3,729)	-22.1%
Operating Income %	4.7%	5.5%		-0.8%

Global Ingredients contributed $279.7 million in revenues for the two quarters ended July 1, 2017, compared to $304.5 million for the two quarters ended July 2, 2016, a decrease of $24.8 million, or 8.1% . Excluding the estimated impacts on revenues of changes including foreign exchange rates and commodity-related pricing ($12.0 million), and the recall of certain sunflower kernel products announced in the second quarter of 2016 ($3.3 million), Global Ingredients revenues decreased approximately 3.1% . The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the two quarters ended July 2, 2016	$304,520
Lower roasted volumes due to reduced customer demand following the sunflower recall, and lower raw sunflower volumes due to competition from global suppliers	(12,853)
Decreased volumes of internationally-sourced organic ingredients including fruits, vegetables and liquid sweeteners	(6,118)
Decreased commodity pricing for domestically-sourced specialty and organic grains and seeds	(6,099)
Decreased commodity pricing for internationally-sourced organic ingredients	(2,864)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar period-over-period	(3,003)
Increased volumes of domestically-sourced specialty soy, partially offset by lower volumes of specialty corn, organic feed and crop inputs	6,131
Revenues for the two quarters ended July 1, 2017	$279,714

Gross profit in Global Ingredients decreased by $1.5 million to $36.4 million for the two quarters ended July 1, 2017 compared to $37.9 million for the two quarters ended July 2, 2016, and the gross profit percentage increased by 0.5% to 13.0% . The increase in gross profit as a percentage of revenue was primarily due to a favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations and improved pricing spread on certain commodities, partially offset by reduced operating efficiencies within our sunflower and roasting operations due to lower volumes following the recall. The table below explains the decrease in gross profit:

SUNOPTA INC.	47	July 1, 2017 10-Q

Global Ingredients Gross Profit Changes
Gross profit for the two quarters ended July 2, 2016	$37,920
Lower sales volumes of raw sunflower and roasted products, and reduced operating efficiencies due to lower production volumes	(4,653)
Lower pricing and increased raw material costs for domestically-sourced organic feed and reduced volumes of higher-margin crop inputs due to a reduction in contracted acres, partially offset by increased specialty soy volumes	(563)
Favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations (partially offset by losses on forward currency contracts included below in operating income), as well as improved pricing spread on organic feed and operating efficiencies at our European production facilities, partially offset by lower volumes of certain internationally-sourced organic ingredients	3,685
Gross profit for the two quarters ended July 1, 2017	$36,389

Operating income in Global Ingredients decreased by $3.7 million, or 22.1%, to $13.1 million for the two quarters ended July 1, 2017, compared to $16.9 million for the two quarters ended July 2, 2016. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the two quarters ended July 2, 2016	$16,852
Decrease in gross profit, as explained above	(1,531)
Increase in foreign exchange losses primarily related to forward currency contracts and higher employee-related compensation costs	(2,047)
Increase in corporate cost allocations	(151)
Operating income for the two quarters ended July 1, 2017	$13,123

Consumer Products
For the two quarters ended	July 1, 2017	July 2, 2016	Change	% Change

Revenues	$386,771	$395,940	$(9,169)	-2.3%
Gross Profit	43,972	29,959	14,013	46.8%
Gross Profit %	11.4%	7.6%		3.8%

Operating Income (Loss) %	$10,168	$(1,115)	$11,283	1011.9%
Operating Income (Loss) %	2.6%	-0.3%		2.9%

Consumer Products contributed $386.8 million in revenues for the two quarters ended July 1, 2017, compared to $395.9 million for the two quarters ended July 2, 2016, a decrease of $9.2 million, or 2.3% . Excluding the impact on west coast pouch operations of a fire at a third-party facility in the third quarter of 2016 ($5.5 million), Consumer Products revenues decreased 0.9% .. The table below explains the decrease in revenues:

SUNOPTA INC.	48	July 1, 2017 10-Q

Consumer Products Revenue Changes
Revenues for the two quarters ended July 2, 2016	$395,940
Lower volumes of frozen fruit primarily to retail customers due to declines in consumer consumption trends, partially offset by increased fruit ingredient volumes to the foodservice channel	(15,454)
Impact on revenues from the closure of west coast pouch operations as a result of a fire at a third-party facility	(5,493)
Stronger retail sales of premium juice products and increased volumes of non-dairy aseptic beverage products into the foodservice channel, partially offset by lower retail sales of aseptic beverages due to the previously announced loss of a significant customer	5,983
Higher volumes of specialty bars as a result of new business contracted	5,795
Revenues for the two quarters ended July 1, 2017	$386,771

Gross profit in Consumer Products increased by $14.0 million to $44.0 million for the two quarters ended July 1, 2017, compared to $30.0 million for the two quarters ended July 2, 2016, and the gross profit percentage increased by 3.8% to 11.4% . For the two quarters ended July 1, 2017, gross profit as a percentage of revenue was impacted by costs associated with the closure of the San Bernardino facility of $0.4 million. For the two quarters ended July 2, 2016, gross profit as a percentage of revenue was impacted by the acquisition accounting adjustment related to Sunrise inventory sold ($11.5 million) and costs associated with expansion activities at the Allentown facility ($1.6 million). Excluding these costs, the gross profit percentage in Consumer Products would have been 11.5% for the two quarters ended July 1, 2017, compared with 10.9% for the two quarters ended July 2, 2016. The increase in gross profit percentage primarily reflected improved operating efficiencies and raw material pricing within our healthy fruit operations and operational savings from the closure of the San Bernardino facility, partially offset by higher plant costs and operating inefficiencies within our healthy snacks operations. The table below explains the increase in gross profit:

Consumer Products Gross Profit Changes
Gross profit for the two quarters ended July 2, 2016	$29,959
Acquisition accounting adjustment related to Sunrise inventory sold in the first half of 2016	11,515
Increased contribution on sales of frozen fruit to both retail and foodservice channels, based on operating efficiencies due to the timing of the fruit harvest (which was delayed in fiscal 2016, resulting in higher labor costs and reduced supply) and favorable cost on sourced fresh fruit, as well as increased volumes of fruit ingredient applications to foodservice customers	6,375
Higher sales volumes of premium juice products and operational savings following the closure of the San Bernardino facility, partially offset by lower overall sales volumes of non-dairy aseptic beverages	442
Lower volumes of resealable pouch offerings, and higher plant costs and operating inefficiencies at our specialty bar and flexible resealable pouch facilities due to new product introductions and unfavorable product mix, partially offset by the contribution from the increased sales volumes of specialty bars	(4,319)
Gross profit for the two quarters ended July 1, 2017	$43,972

Operating income in Consumer Products increased by $11.3 million to $10.2 million for the two quarters ended July 1, 2017, compared to an operating loss of $1.1 million for the two quarters ended July 2, 2016. The table below explains the increase in operating income:

SUNOPTA INC.	49	July 1, 2017 10-Q

Consumer Products Operating Income Changes
Operating loss for the two quarters ended July 2, 2016	$(1,115)
Increase in gross profit, as explained above	14,015
Lower foreign exchange losses on international operations, partially offset by increased employee-related compensation costs	424
Increase in corporate cost allocations	(3,156)
Operating income for the two quarters ended July 1, 2017	$10,168

Corporate Services
For the two quarters ended	July 1, 2017	July 2, 2016	Change	% Change

Operating Loss	$(23,628)	$(4,257)	$(19,371)	-455.0%

Operating loss at Corporate Services increased by $19.4 million to $23.6 million for the two quarters ended July 1, 2017, from a loss of $4.3 million for the two quarters ended July 2, 2016. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended July 2, 2016	$(4,257)
Third-party consulting costs and employee recruitment, relocation and retention costs associated with the Value Creation Plan	(18,515)
Higher employee-related compensation costs, including stock-based compensation and incentives, primarily associated with the Value Creation Plan	(5,847)
Increase in corporate cost allocations to SunOpta reporting segments	3,307
Lower non-compensation-related costs, including the favorable impact on Canadian dollar-denominated corporate headquarter expenses of a stronger U.S. dollar period- over-period	960
Increase in foreign exchange gains on foreign currency transactions	724
Operating loss for the two quarters ended July 1, 2017	$(23,628)

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

On February 11, 2016, we entered a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity (the “Global Credit Facility”). The Global Credit Facility supports the working capital and general corporate needs of our global operations, in addition to funding strategic initiatives. In addition, subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, we may request to increase the total lending commitments under this facility to a maximum aggregate principal amount not to exceed $450 million. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at July 1, 2017, we had outstanding borrowings of $236.3 million and approximately $53.0 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 7(1) to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	50	July 1, 2017 10-Q

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

Cash Flows

Quarter Ended July 1, 2017 Compared to Quarter Ended July 2, 2016

Net cash and cash equivalents were $3.5 million as at July 1, 2017, unchanged from April 1, 2017, which primarily reflected cash used by continuing operating activities of $25.8 million, capital expenditures of $7.1 million and contingent consideration payments of $4.3 million, offset by borrowings of $36.7 million under our line of credit facilities.

Cash used in operating activities of continuing operations was $25.8 million in the second quarter of 2017, compared with cash used of $34.4 million in the second quarter of 2016, a decrease of $8.6 million. Heavy cash use for working capital in the second quarter of each fiscal year reflects the normal timing of seasonal fruit purchases. The decrease in cash used by operating activities in the second quarter of 2017, compared with the second quarter of 2016, reflected cash generated through working capital efficiency initiatives, which were focused on lowering inventory positions, maximizing purchasing terms, and augmenting collection efforts for accounts receivable. These positive factors were partially offset by the cash payment of $12.5 million of costs incurred under the Value Creation Plan.

Cash used in investing activities of continuing operations was $6.8 million in the second quarter of 2017, compared with $4.1 million in the second quarter of 2016, an increase of $2.7 million, which mainly reflected an increase in capital expenditures of $2.4 million to add new capabilities within our aseptic beverage operations and to add a second processing line at our Dutch cocoa facility, as well as to implement food safety, employee safety  and production enhancements across our manufacturing facilities. Cash provided by investing activities of discontinued operations of $1.9 million in the second quarter of 2016 reflected net cash proceeds from the sale of Opta Minerals.

Cash provided by financing activities of continuing operations was $32.5 million in the second quarter of 2017, compared with cash provided of $34.2 million in the second quarter of 2016, a decrease of $1.7 million. Net borrowings under our line of credit facilities increased $36.7 million in the second quarter of 2017, compared with $39.0 million in the second quarter of 2016, a quarter-over-quarter decrease of $2.3 million, which reflected the reduction in working capital requirements in the second quarter of 2017, partially offset by the quarter-over-quarter increase in capital spending.

Two Quarters Ended July 1, 2017 Compared to Two Quarters Ended July 2, 2016

Net cash and cash equivalents increased $2.2 million in the first half of 2017 to $3.5 million as at July 1, 2017, compared with $1.3 million as at December 31, 2016, which primarily reflected $29.3 million of borrowings under our line of credit facilities, partially offset by capital expenditures of $16.2 million and cash used by continuing operating activities of $6.3 million.

SUNOPTA INC.	51	July 1, 2017 10-Q

Cash used in operating activities of continuing operations was $6.3 million in the first half of 2017, compared with cash used of $52.3 million in the first half of 2016, a decrease of $46.0 million. Like the quarter-over-quarter decline discussed above, the decrease in cash used by operating activities in the first half of 2017, compared with the first half of 2016, reflected cash generated through working capital efficiency initiatives, which was partially offset by the cash payment of $20.4 million of costs incurred under the Value Creation Plan.

Cash used in investing activities of continuing operations was $15.5 million in the first half of 2017, compared with $8.6 million in the first half of 2016, an increase in cash used of $6.9 million, which mainly reflected an increase in capital expenditures of $6.8 million related to new capabilities within our aseptic beverage operations and expansion of our Dutch cocoa facility, as well as food safety, employee safety  and production enhancements. In addition, capital expenditures in the first half of 2017 included $3.2 million related to the early buyout of equipment leases associated with the closure of the San Bernardino facility.

Cash provided by financing activities of continuing operations was $23.9 million in the first half of 2017, compared with $60.0 million in the first half of 2016, a decrease of $36.1 million. Net borrowings under our line of credit facilities increased $29.3 million in the first half of 2017, compared with an increase of $78.9 million the first half of 2016, a period-over-period decrease of $49.6 million, which reflected the reduction in working capital requirements in the first half 2017 and the repayment of $10.0 million of second lien debt in the first half of 2016, partially offset by the period-over-period increase in capital spending. Net borrowings under our line of credit facilities in the first half of 2016 reflected the repayment in full of outstanding borrowings of $192.7 million under our former North American and European credit facilities with borrowings under the Global Credit Facility.

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

SUNOPTA INC.	52	July 1, 2017 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of July 1, 2017.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended July 1, 2017. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	53	July 1, 2017 10-Q

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

Item 6. Exhibits

The list of exhibits in the Exhibit Index is incorporated herein by reference.

SUNOPTA INC.	54	July 1, 2017 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 9, 2017	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	55	July 1, 2017 10-Q

EXHIBIT INDEX

Exhibit No.	Description

10.1†

Restricted Stock Award Agreement, dated effective March 9, 2017 between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on March 13, 2017).

10.2†

Separation Agreement, dated February 16, 2017, by and between SunOpta Inc. and Joseph Davidson (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

10.3†

Separation Agreement, dated March 3, 2017, by and between SunOpta Inc. and Michelle Coleman (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

10.4†

Separation Agreement, dated March 3, 2017, by and between SunOpta Inc. and Michael Thyken (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

10.5†

Employment Agreement, dated March 13, 2017, by and between SunOpta Inc. and Robert Duchscher (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

10.6†

Employment Agreement, dated April 1, 2017, by and between SunOpta Inc. and Jeffrey Gough (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2017).

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

10.9†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2017).

10.10†*	Form of 2017 Incentive Stock Option Award Agreement under Amended 2013 Stock Incentive Plan.

10.11†*	Form of 2017 Restricted Stock Unit Award Agreement under Amended 2013 Stock Incentive Plan.

10.12†*	Form of 2017 Performance Share Unit Award Agreement under Amended 2013 Stock Incentive Plan.

31.1*	Certification by David Colo, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by David Colo, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

SUNOPTA INC.	55	July 1, 2017 10-Q

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	56	July 1, 2017 10-Q