Form 10-Q
period 2017-09-30
SunOpta Inc.
filed 2017-11-08
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [X]          No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]          No [X]

The number of the registrant’s common shares outstanding as of November 3, 2017 was 86,707,385.

SUNOPTA INC.
FORM 10-Q
For the quarterly period ended September 30, 2017

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars (“C$”), euros (“€”), Mexican pesos (“M$”) and British pounds (“£”). As at September 30, 2017, the closing rates of exchange for the Canadian dollar, euro, Mexican peso and British pound, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.8013, €1.1812, M$0.0550 and £1.3394. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “target”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; our ability to implement the four pillars and achieve the objectives of our strategic Value Creation Plan, including realizing our targeted earnings before income taxes, depreciation and amortization (“EBITDA”), expected benefits from EBITDA enhancements implemented to-date, and targeted working capital efficiencies; estimated losses and related insurance recoveries associated with the recall of certain roasted sunflower kernel products; anticipated timing for discontinuing nutrition bar product lines and operations, and the amount and timing of related exit costs; anticipated timing for completion of the expansion of our Mexican frozen fruit facility; possible operational consolidation; rationalization of assets and operations; business strategies; plant and production capacities; revenue generation potential; anticipated construction costs; competitive strengths; goals; capital expenditure plans; business and operational growth and expansion plans; anticipated operating margins and operating income targets; gains or losses associated with business transactions; cost reductions; rationalization and improved efficiency initiatives; proposed new product offerings; future growth of our business and global markets for our products; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	2	September 30, 2017 10-Q

Whether actual results and developments will agree with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

•	failure or inability to complete our ongoing operational review and implement value creation strategies in a timely manner;

•	conflicts of interest between our significant investors and our other stakeholders;

•	product liability suits, recalls and threatened market withdrawals that may arise or be brought against us;

•	food safety concerns and instances of food-borne illnesses that could harm our business;

•	litigation and regulatory enforcement concerning marketing and labeling of food products;

•	significant food and health regulations to which we are subject;

•	ability to obtain additional capital as required to achieve expected growth rates;

•	impairment charges in goodwill or other intangible assets;

•	the highly competitive industry in which we operate;

•	that our customers may choose not to buy products from us;

•	loss of one or more key customers;

•	changes and difficulty in predicting consumer preferences for natural and organic food products;

•	the effective management of our supply chain;

•	volatility in the prices of raw materials and energy;

•	the availability of organic and non-genetically modified ingredients;

•	unfavorable growing and operating conditions due to adverse weather conditions;

•	an interruption at one or more of our manufacturing facilities;

•	technology failures that could disrupt our operations and negatively impact our business;

•	the loss of service of our key management;

•	labor shortages or increased labor costs;

•	technological innovation by our competitors;

SUNOPTA INC.	3	September 30, 2017 10-Q

•	ability to protect our intellectual property and proprietary rights;

•	changes in laws or regulations governing foreign trade or taxation;

•	agricultural policies that influence our operations;

•	substantial environmental regulation and policies to which we are subject;

•	the enactment of climate change laws;

•	fluctuations in exchange rates, interest rates and the prices of certain commodities;

•	exposure to our international operations;

•	increased vulnerability to economic downturns and adverse industry conditions due to our level of indebtedness;

•	restrictions under the terms of our debt and equity instruments on how we may operate our business;

•	our ability to renew our revolving asset-based credit facility (the “Global Credit Facility”) when it becomes due on February 10, 2021;

•	ability to meet the financial covenants under the Global Credit Facility or to obtain necessary waivers from our lenders;

•	ability to effectively manage our growth and integrate acquired companies;

•	ability to achieve the estimated benefits or synergies to be realized from business acquisitions;

•	exposure to unknown liabilities arising from business acquisitions;

•	unexpected disruptions on our business resulting from business acquisitions;

•	ability to successfully consummate possible future divestitures of businesses;

•	volatility of our operating results and share price;

•	that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;

•

dilution in the value of our common shares through the exchange of convertible preferred stock, exercise of equity- based awards, participation in our employee stock purchase plan, and issuance of additional securities; and

•	impact of the publication of industry analyst research or reports about our business on the value of our common shares.
SUNOPTA INC.	4	September 30, 2017 10-Q

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

SUNOPTA INC.	5	September 30, 2017 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 30,		September 30,
	2017	October 1, 2016	2017	October 1, 2016
	$	$	$	$

Revenues	320,713	348,732	987,198	1,049,192

Cost of goods sold	284,258	307,702	870,382	940,283

Gross profit	36,455	41,030	116,816	108,909

Selling, general and administrative expenses	26,102	23,915	99,413	72,676
Intangible asset amortization	2,817	2,826	8,429	8,472
Other expense, net (note 12)	5,972	10,312	12,022	22,723
Foreign exchange loss	2,575	1,068	4,350	3,060

Earnings (loss) from continuing operations before the following	(1,011)	2,909	(7,398)	1,978

Interest expense, net	8,371	12,178	23,820	34,748

Loss from continuing operations before income taxes	(9,382)	(9,269)	(31,218)	(32,770)

Recovery of income taxes	(3,499)	(5,411)	(14,049)	(15,632)

Loss from continuing operations	(5,883)	(3,858)	(17,169)	(17,138)

Discontinued operations (note 4)
Loss from discontinued operations	-	-	-	(1,993)
Gain on classification as held for sale	-	-	-	560
Recovery of income taxes	-	-	-	599
Loss from discontinued operations attributable to non-controlling interests	-	-	-	264
Loss from discontinued operations attributable to SunOpta Inc.	-	-	-	(570)

Loss	(5,883)	(3,858)	(17,169)	(17,708)

Earnings (loss) attributable to non-controlling interests	144	(503)	664	4

Loss attributable to SunOpta Inc.	(6,027)	(3,355)	(17,833)	(17,712)

Loss per share – basic (note 13)
- from continuing operations	(0.09)	(0.04)	(0.27)	(0.20)
- from discontinued operations	-	-	-	(0.01)
	(0.09)	(0.04)	(0.27)	(0.21)

Loss per share – diluted (note 13)
- from continuing operations	(0.09)	(0.04)	(0.27)	(0.20)
- from discontinued operations	-	-	-	(0.01)
	(0.09)	(0.04)	(0.27)	(0.21)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	September 30, 2017 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Loss
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	September 30,		September 30,
	2017	October 1, 2016	2017	October 1, 2016
	$	$	$	$

Loss from continuing operations	(5,883)	(3,858)	(17,169)	(17,138)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	-	(570)
Loss	(5,883)	(3,858)	(17,169)	(17,708)

Other comprehensive earnings, net of income taxes
Changes related to cash flow hedges (note 6)
Unrealized gains	155	-	1,568	-
Reclassification of gains to earnings	(107)	-	(1,311)	-
Net changes related to cash flow hedges	48	-	257	-
Currency translation adjustment	1,459	689	4,954	282
Other comprehensive earnings, net of income taxes	1,507	689	5,211	282

Comprehensive loss	(4,376)	(3,169)	(11,958)	(17,426)

Comprehensive earnings (loss) attributable to non-controlling interests	52	(482)	617	(486)

Comprehensive loss attributable to SunOpta Inc.	(4,428)	(2,687)	(12,575)	(16,940)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	September 30, 2017 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at September 30, 2017 and December 31, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	September 30, 2017	December 31, 2016
	$	$

ASSETS
Current assets
Cash and cash equivalents	2,855	1,251
Accounts receivable	147,481	157,369
Inventories (note 7)	370,599	368,482
Prepaid expenses and other current assets	37,257	19,794
Income taxes recoverable	4,862	2,801
Assets held for sale (note 2)	1,250	-
Total current assets	564,304	549,697

Property, plant and equipment	160,100	162,239
Goodwill	224,415	223,611
Intangible assets	174,808	183,524
Deferred income taxes	1,056	1,045
Other assets	8,411	9,442

Total assets	1,133,094	1,129,558

LIABILITIES
Current liabilities
Bank indebtedness (note 8)	259,008	201,494
Accounts payable and accrued liabilities	156,538	173,745
Customer and other deposits	638	2,543
Income taxes payable	2,371	5,661
Other current liabilities	251	1,016
Current portion of long-term debt (note 8)	2,045	2,079
Current portion of long-term liabilities	5,304	5,500
Total current liabilities	426,155	392,038

Long-term debt (note 8)	228,761	229,008
Long-term liabilities	8,281	15,354
Deferred income taxes	31,281	44,561
Total liabilities	694,478	680,961

Series A Preferred Stock (note 9)	79,932	79,184

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 86,673,271 shares issued (December 31, 2016 - 85,743,958)	308,319	300,426
Additional paid-in capital	26,657	25,522
Retained earnings	30,157	53,838
Accumulated other comprehensive loss (note 11)	(7,928)	(13,104)
	357,205	366,682
Non-controlling interests	1,479	2,731
Total equity	358,684	369,413

Total equity and liabilities	1,133,094	1,129,558

Commitments and contingencies (note 15)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	September 30, 2017 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2016	85,744	300,426	25,522	53,838	(13,104)	2,731	369,413

Employee share purchase plan	40	281	-	-	-	-	281
Stock incentive plan	889	7,612	(3,212)	-	-	-	4,400
Stock-based compensation	-	-	4,133	-	-	-	4,133
Dividends on Series A Preferred Stock (note 9)	-	-	-	(5,100)	-	-	(5,100)
Accretion on Series A Preferred Stock (note 9)	-	-	-	(748)	-	-	(748)
Loss from continuing operations	-	-	-	(17,833)	-	664	(17,169)
Currency translation adjustment	-	-	-	-	5,001	(47)	4,954
Cash flow hedges, net of income taxes of $110 (note 6)	-	-	-	-	257	-	257
Acquisitions of non-controlling interests (note 3)	-	-	214	-	(82)	(1,869)	(1,737)

Balance at September 30, 2017	86,673	308,319	26,657	30,157	(7,928)	1,479	358,684

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 2, 2016	85,418	297,987	22,327	106,838	(6,113)	5,140	426,179

Employee share purchase plan	67	326	-	-	-	-	326
Stock incentive plan	169	1,157	(569)	-	-	-	588
Stock-based compensation	-	-	3,173	-	-	-	3,173
Loss from continuing operations	-	-	-	(17,142)	-	4	(17,138)
Currency translation adjustment	-	-	-	-	508	(226)	282
Loss from discontinued operations, net of income taxes (note 4)	-	-	-	(570)	-	(264)	(834)
Disposition of discontinued operation (note 4)	-	-	-	-	(5,094)	(2,054)	(7,148)

Balance at October 1, 2016	85,654	299,470	24,931	89,126	(10,699)	2,600	405,428

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	September 30, 2017 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	September 30,		September 30,
	2017	October 1, 2016	2017	October 1, 2016
	$	$	$	$

CASH PROVIDED BY (USED IN)
Operating activities
Loss	(5,883)	(3,858)	(17,169)	(17,708)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	-	(570)
Loss from continuing operations	(5,883)	(3,858)	(17,169)	(17,138)
Items not affecting cash:
Depreciation and amortization	8,254	8,646	24,601	25,955
Amortization and write-off of debt issuance costs	613	3,988	1,751	10,210
Deferred income taxes	(3,425)	(5,252)	(13,340)	(19,760)
Stock-based compensation	1,995	1,181	4,133	3,173
Unrealized loss (gain) on derivative instruments (note 6)	754	(749)	(475)	(1,264)
Fair value of contingent consideration (note 12)	83	124	287	(1,281)
Impairment of long-lived assets (note 2)	4,467	10,300	8,190	12,035
Acquisition accounting adjustment on inventory sold	-	1,890	-	13,404
Other	55	(64)	(46)	343
Changes in non-cash working capital (note 14)	(18,006)	836	(25,319)	(60,943)
Net cash flows from operations - continuing operations	(11,093)	17,042	(17,387)	(35,266)
Net cash flows from operations - discontinued operations	-	-	-	758
	(11,093)	17,042	(17,387)	(34,508)
Investing activities
Purchases of property, plant and equipment	(6,527)	(5,463)	(22,694)	(14,803)
Proceeds from sale of assets	475	-	776	-
Acquisition of non-controlling interests (note 3)	(1,737)	-	(1,737)	-
Other	5	-	369	700
Net cash flows from investing activities - continuing operations	(7,784)	(5,463)	(23,286)	(14,103)
Net cash flows from investing activities - discontinued operations	-	-	-	1,754
	(7,784)	(5,463)	(23,286)	(12,349)
Financing activities
Increase (decrease) under line of credit facilities (note 8)	19,222	(13,097)	48,571	258,475
Repayment of line of credit facilities (note 8)	-	-	-	(192,677)
Borrowings under long-term debt (note 8)	417	-	417	432
Repayment of long-term debt (note 8)	(564)	(520)	(1,680)	(11,529)
Payment of cash dividends on Series A Preferred Stock	(1,700)	-	(4,991)	-
Proceeds from the exercise of stock options and employee share purchases	1,052	227	4,681	914
Payment of debt issuance costs	(206)	(1,179)	(206)	(5,545)
Payment of contingent consideration (note 6)	-	-	(4,330)	(4,554)
Other	13	8	(290)	(126)
Net cash flows from financing activities - continuing operations	18,234	(14,561)	42,172	45,390
Net cash flows from financing activities - discontinued operations	-	-	-	(1,180)
	18,234	(14,561)	42,172	44,210
Foreign exchange gain on cash held in a foreign currency	41	329	105	305

Increase (decrease) in cash and cash equivalents in the period	(602)	(2,653)	1,604	(2,342)

Discontinued operations cash activity included above:
Add: Balance included at beginning of period	-	-	-	1,707
Less: Balance included at end of period	-	-	-	-

Cash and cash equivalents - beginning of the period	3,457	4,292	1,251	2,274

Cash and cash equivalents - end of the period	2,855	1,639	2,855	1,639

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	September 30, 2017 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows (continued)
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	September 30,		September 30,
	2017	October 1, 2016	2017	October 1, 2016
	$	$	$	$

Non-cash investing and financing activities
Accrued cash dividends on Series A Preferred Stock (note 9)	-	-	(1,700)	-
Proceeds on disposition of discontinued operation, note receivable (note 4)	-	-	-	1,537

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	11	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
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

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 30, 2017 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 31, 2016, except as described below under “Recent Accounting Pronouncements – Adoption of New Accounting Standards”. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, “Classification of Certain Cash Receipts and Cash Payments”, which clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows, including contingent consideration payments made after a business combination. As permitted, the Company elected to early adopt the guidance as at December 31, 2016 on a retrospective basis. In connection with the adoption of ASU 2016-15, the Company reclassified $4.6 million of contingent consideration payments from investing activities to financing activities on the comparative consolidated statement of cash flows for the three quarters ended October 1, 2016.

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

SUNOPTA INC.	12	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Recently Issued Accounting Standards, Not Adopted as at September 30, 2017

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will supersede existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. During 2016, the FASB issued ASU 2016-08, ASU 2016-10, 2016-11, 2016-12 and 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09, as amended, is effective for annual and interim periods beginning on or after December 15, 2017, and is to be applied on either a full retrospective or modified retrospective basis.

With the assistance of a third party, the Company analyzed its significant customer relationships to determine the effects of ASU 2014-09. In particular, the Company assessed under the new guidance whether its existing contracts with customers to produce certain consumer-packaged goods would permit the Company to recognize revenue over time versus at a point in time, based on whether the given product has an alternative use or not and whether there is an enforceable right to payment under the contract for product produced to date. Based on its assessment to date, the Company has tentatively concluded that it does not satisfy the criteria to recognize revenue over time, and, therefore, expects to continue to recognize revenue at a point in time consistent with its current policies and processes. Consequently, the Company does not expect the adoption of ASU 2014-09 to have a material impact on its consolidated financial statements and revenue recognition practices, or its internal controls. The Company expects to adopt ASU 2014-09 using the modified retrospective approach. The Company is currently in the process of finalizing its assessment, and reviewing its disclosures for revenue recognition to conform with the disclosure requirements of the standard.

SUNOPTA INC.	13	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

2. Value Creation Plan

Overview

On October 7, 2016, the Company entered into a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”). On October 7, 2016, Oaktree invested $85.0 million through the purchase of cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of the Company’s wholly-owned subsidiary, SunOpta Foods Inc. (“SunOpta Foods”) (see note 9). The Company conducted, with the assistance of Oaktree, a thorough review of its operations, management and governance, with the objective of maximizing the Company’s ability to deliver long-term value to its shareholders. Through this review, the Company developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Company engaged management consulting firms to support the design and implementation of the Value Creation Plan.

In the fourth quarter of 2016, measures taken under the Value Creation Plan included the closure of the Company’s San Bernardino, California, juice facility and the Company’s soy extraction facility in Heuvelton, New York. In addition, effective November 11, 2016, Hendrik Jacobs stepped down as the Company’s President and Chief Executive Officer (“CEO”).

In the first three quarters of 2017, further measures were taken under the Value Creation Plan, including the exit from the San Bernardino facility and equipment leases, as well as the planned exits from flexible resealable pouch and nutrition bar product lines and operations (as described below). In addition, the Company made organizational changes within its management and executive teams, including the appointment of David Colo as President and CEO effective February 6, 2017, and the recruitment of new employees in the areas of quality, sales, marketing, operations and engineering. The Company also made capital investments at several of its manufacturing facilities to enhance food safety and production efficiencies.

Exiting Flexible Resealable Pouch and Nutrition Bar Product Lines and Operations

On July 26, 2017, SunOpta Foods entered an agreement with Skjodt-Barrett Contract Packaging LLC to sell equipment used in the production of flexible resealable pouches at the Company’s Allentown, Pennsylvania facility for gross proceeds of $2.0 million ($1.2 million net of costs to sell). The transaction closed on November 3, 2017. The Company continued to produce flexible resealable pouch products for existing customers until the closing date. The Company’s aseptic beverage operations were not affected by the sale of assets, and the Company will continue to produce aseptic beverages at its Allentown facility.

On September 27, 2017, the Company announced its intention to exit its nutrition bar product lines and operations in Carson City, Nevada. The Company expects to exit from these activities prior to the end of fiscal 2017, and will continue to produce nutrition bar products for existing customers until the exit date. The Company is in discussions with potential buyers interested in purchasing the nutrition bar equipment and assuming the facility lease.

As the flexible resealable pouch and nutrition bar product lines and operations do not qualify for presentation as discontinued operations, operating results from these activities were reported in continuing operations on the consolidated statements of operations for the current and comparative periods. Revenues from sales of these product lines were $13.5 million and $44.1 million for the quarter and three quarters ended September 30, 2017, respectively, compared with $14.3 million and $45.0 million for the quarter and three quarters ended October 1, 2016, respectively. Losses before income taxes from these operations were $8.6 million and $12.9 million for the quarter and three quarters ended September 30, 2017, respectively, compared with $0.2 million and $0.1 million for the quarter and three quarters ended October 1, 2016, respectively. For the quarter and three quarters ended September 30, 2017, losses before income taxes from these operations included impairment charges for inventory ($1.3 million) and long-lived assets ($4.5 million) related to the exit activities, as well as employee termination costs of $1.4 million. These operations are included in the Consumer Products operating segment.

SUNOPTA INC.	14	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Continuity of Costs Incurred Under the Value Creation Plan

The following table summarizes costs incurred since the inception of the Value Creation Plan to September 30, 2017:

	(a)	(b)	(c)
		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Fiscal 2016
Costs incurred and charged to expense	10,300	-	483	10,783
Cash payments	-	-	(483)	(483)
Non-cash adjustments	(10,300)	-	-	(10,300)
Balance payable, October 1, 2016	-	-	-	-
Costs incurred and charged to expense	1,222	2,763	3,558	7,543
Cash payments	-	(694)	(1,901)	(2,595)
Non-cash adjustments	(1,222)	(266)	-	(1,488)
Balance payable, December 31, 2016(1)	-	1,803	1,657	3,460

Fiscal 2017
Costs incurred and charged to expense	4,095	3,478	9,710	17,283
Cash payments	(3,581)	(2,578)	(1,774)	(7,933)
Non-cash adjustments	(714)	276	-	(438)
Balance payable (receivable), April 1, 2017(1)	(200)	2,979	9,593	12,372
Costs incurred and charged to expense	262	2,550	4,876	7,688
Cash payments	(262)	(2,685)	(9,538)	(12,485)
Non-cash adjustments	-	51	-	51
Balance payable (receivable), July 1, 2017(1)	(200)	2,895	4,931	7,626
Costs incurred and charged to expense	5,754	3,284	1,218	10,256
Cash payments	-	(2,061)	(5,964)	(8,025)
Non-cash adjustments	(5,754)	240	-	(5,514)
Balance payable (receivable), September 30, 2017(1)	(200)	4,358	185	4,343

(1)	Balance payable was included in accounts payable and accrued liabilities and balance receivable was included in accounts receivable on the consolidated balance sheets.

(a)	Asset impairments and facility closure costs

For fiscal 2016, represents asset impairment losses of $10.3 million recorded in the third quarter and $1.2 million recorded in the fourth quarter related to the closures of the San Bernardino and Heuvelton facilities, respectively.

For fiscal 2017, represents an additional asset impairment loss of $3.7 million recorded in the first quarter on the disposal of the San Bernardino assets, which included $3.2 million paid for the early buyout of the San Bernardino equipment leases. In exchange for the San Bernardino assets, the facility landlord agreed to release the Company from its remaining property lease obligation and to pay proceeds of $0.2 million on December 31, 2017. Facility closure costs reflect $0.4 million incurred by the Company for rent and maintenance of the San Bernardino facility prior to its disposal to the landlord.

SUNOPTA INC.	15	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In addition, represents asset impairment losses recorded in the third quarter of 2017 related to the exit from flexible resealable pouch and nutrition bar product lines and operations as described above.

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

(c)	Consulting fees and temporary labor costs

Represents the cost for third-party consultants and temporary labor engaged to support the design and implementation of the Value Creation Plan. In addition, consulting fees incurred in the third quarter of 2016 were related to external financial and legal advisors engaged to review the Company’s operating plan and evaluate a range of strategic and financial actions that the Company could take to maximize shareholder value, which concluded with the strategic partnership with Oaktree.

For the quarter and three quarters ended September 30, 2017, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	Quarter ended		Three quarters ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	$	$	$	$
Cost of goods sold(1)	1,287	-	1,921	-
Selling, general and administrative expenses(2)	2,400	483	20,839	483
Other expense(3)	6,569	10,300	12,467	10,300
	10,256	10,783	35,227	10,783

(1)	Inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)	Consulting fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.
(3)	Asset impairment and employee termination costs recorded in other expense were not allocated to the Company’s operating segments or Corporate Services.

The Company estimates third-party consulting and employee recruitment, retention and termination costs related to the Value Creation Plan to be incurred and expensed during the fourth quarter of fiscal 2017 will be approximately $10 million, which includes approximately $8.0 million related to the early termination of the flexible resealable pouch equipment leases that was paid on closing of the asset sale transaction. This estimate does not include currently unforeseen asset impairment charges or employee-related costs that may arise from future actions taken under the Value Creation Plan.

3. Acquisition of Non-Controlling Interests in Mexican Subsidiary

On July 28, 2017, the Company acquired all the capital stock of Opus Foods Mexico, S.A. de C.V. (“Opus”) held by non-controlling interests for $1.7 million. This acquisition increased the Company’s equity ownership in Opus from 75% to 100%. The Company acquired its initial 75% interest in Opus through the acquisition of Sunrise Holdings (Delaware), Inc. (“Sunrise”) in October 2015. Opus owns and operates a frozen fruit processing facility located in central Mexico. The increase in the Company’s ownership position in Opus was accounted for as an equity transaction, with the difference between the cash consideration paid and the amount of the non-controlling interest related to Opus being recognized in additional paid-in capital.

SUNOPTA INC.	16	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
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

The following table reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statement of operations for the three quarters ended October 1, 2016:

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

5. Product Recall

During the second quarter of 2016, the Company announced a voluntary recall of certain roasted sunflower kernel products produced at its Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. The affected sunflower products originated from the Crookston facility between May 31, 2015 and April 21, 2016. Estimated losses related to the recall totaled $47.0 million as at September 30, 2017, compared to $40.0 million as at December 31, 2016, comprised of estimates for customer losses and direct incremental costs incurred by the Company. The estimates for customer losses reflected the cost of the affected sunflower kernel products returned to or replaced by the Company and the estimated cost to reimburse customers for costs incurred by them related to the recall of their retail products that contain the affected sunflower kernels as an ingredient or component. The incremental costs incurred directly by the Company do not include lost earnings associated with the interruption of production at the Company’s roasting facilities, or the costs to put into place corrective and preventive actions at those facilities.

The Company’s estimates for customer losses related to the recall are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. The Company’s estimates reflect the amount of losses that it determined as at September 30, 2017 to be both probable and reasonably estimable. The Company may need to revise its estimates in subsequent periods as the Company continues to work with its customers and insurance providers to substantiate the claims received to date and any additional claims that may be received. These revisions may occur at any time and may be material.

The Company has general liability and product recall insurance policies with aggregate limits of $47.0 million under which it expects to recover recall-related costs, less applicable deductibles. The Company recognizes expected insurance recoveries in the period in which the recoveries are determined to be probable of realization. As at September 30, 2017, the Company had recognized recoveries up to the limit of the coverage available under its insurance policies. Consequently, to the extent any losses are excluded under the insurance policies or additional losses are recognized related to existing or new claims, these excluded or excess losses will be recognized as a charge to future earnings.

SUNOPTA INC.	17	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at September 30, 2017, $12.4 million of the estimated recall-related costs were unsettled and were recorded in accounts payable and accrued liabilities on the consolidated balance sheet. These costs were offset by the corresponding estimated insurance recoveries of $11.1 million included in accounts receivable on the consolidated balance sheet as at September 30, 2017, which was net of $35.3 million of advances the Company received from its insurance providers prior to September 30, 2017. As at September 30, 2017, the Company had settled customer claims and direct costs in the amount of $34.6 million, which was fully funded under the Company’s general liability and product recall insurance policies.

6. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

		September 30, 2017
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	376	54	322	-
	Unrealized short-term derivative liability	(242)	-	(242)	-
	Unrealized long-term derivative liability	(2)	-	(2)	-
(b)	Inventories carried at market(2)	3,179	-	3,179	-
(c)	Forward foreign currency contracts
	Not designated as hedging instruments(3)	(1,237)	-	(1,237)	-
	Designated as a hedging instruments(4)	368	-	368	-
(d)	Contingent consideration(5)	(11,236)	-	-	(11,236)
(e)	Embedded derivative(6)	2,690	-	-	2,690

		December 31, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	787	43	744	-
	Unrealized short-term derivative liability	(916)	-	(916)	-
	Unrealized long-term derivative liability	(8)	-	(8)	-
(b)	Inventories carried at market(2)	8,231	-	8,231	-
(c)	Forward foreign currency contracts
	Not designated as hedging instruments(3)	1,345	-	1,345	-
(d)	Contingent consideration(5)	(15,279)	-	-	(15,279)
(e)	Embedded derivative(6)	2,944	-	-	2,944

(1)

Unrealized short-term derivative asset was included in prepaid expenses and other current assets, unrealized short-term derivative liability was included in other current liabilities and unrealized long-term derivative liability was included in long-term liabilities on the consolidated balance sheets.

(2)	Inventories carried at market were included in inventories on the consolidated balance sheets.
(3)	Forward foreign currency contracts not designated as a hedge were included in accounts receivable or accounts payable and accrued liabilities on the consolidated balance sheets.

SUNOPTA INC.	18	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(4)	Forward foreign currency contracts designated as a hedge were included in other assets or other current liabilities on the consolidated balance sheets.
(5)	Contingent consideration obligations were included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.
(6)	The embedded derivative was included in other assets (long-term) on the consolidated balance sheets.

(a)	Commodity futures and forward contracts

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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the quarter ended September 30, 2017, the Company recognized a loss of $0.1 million (October 1, 2016 – gain of $0.7 million) and for the three quarters ended September 30, 2017, the Company recognized a gain of $0.3 million (October 1, 2016 – gain of $1.3 million) related to changes in the fair value of these derivatives.

As at September 30, 2017, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	(120)	44
Forward commodity sale contracts	(493)	(676)
Commodity futures contracts	365	495

In addition, as at September 30, 2017, the Company had net open forward contracts to sell 235 lots of cocoa and 4 lots of coffee.

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the Chicago Board of Trade (“CBoT”). Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at September 30, 2017, the Company had 228,722 bushels of commodity corn and 183,325 bushels of commodity soybeans in inventories carried at market.

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

SUNOPTA INC.	19	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(i) Not designated as hedging instruments

As at September 30, 2017, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €28.4 million ($32.5 million), and to sell British pounds to buy euros with a notional value of £0.8 million (€0.9 million). As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended September 30, 2017, the Company recognized a gain of $0.3 million (October 1, 2016 – loss of $0.3 million) related to changes in the fair value of these derivatives and for the three quarters ended September 30, 2017, the Company recognized a loss of $2.6 million (October 1, 2016 – loss of $0.5 million) related to changes in the fair value of these derivatives.

(ii) Designated as hedging instruments

In the first quarter of 2017, the Company initiated a foreign currency cash flow hedging program with the objective of managing the variability of cash flows associated with a portion of forecasted purchases of raw fruit inventories denominated in Mexican pesos. As at September 30, 2017, the Company had net open forward foreign exchange contracts to sell U.S. dollars to buy Mexican pesos with a notional value of $2.4 million (M$51.8 million), and to sell Mexican pesos to buy U.S. dollars with a notional value of M$46.0 million ($2.5 million). As these contracts have been designated as hedging instruments, the effective portion of the gains and losses on changes in the fair value of the derivative instruments are included in other comprehensive earnings and reclassified to cost of goods sold in the same period the hedged transaction affects earnings, which is upon the sale of the inventories. For the quarter and three quarters ended September 30, 2017, the Company recognized unrealized gains in other comprehensive earnings of $0.2 million and $2.3 million, respectively, related to changes in the fair value of these derivatives. For the quarter and three quarters ended September 30, 2017, the Company reclassified from other comprehensive earnings realized gains on these derivatives of $0.2 million and $1.0 million, respectively, to cost of goods sold. In addition, in the second quarter of 2017, the Company reclassified an unrealized gain of $0.9 million related to the ineffective portion of the hedge to foreign exchange loss on the consolidated statements of operations. During the fourth quarter of 2017, the Company expects to reclassify the $0.4 million remaining amount of the unrealized gain recorded in accumulated other comprehensive loss to earnings.

(d)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to calculate the present value of those cash flows. The following table presents a reconciliation of contingent consideration obligations for the quarters and three quarters ended September 30, 2017 and October 1, 2016:

	Quarter ended		Three quarters ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	$	$	$	$
Balance, beginning of period	(11,153)	(15,051)	(15,279)	(21,010)
Issuances	-	-	-	-
Fair value adjustments(1)	(83)	(124)	(287)	1,281
Payments(2)	-	-	4,330	4,554
Balance, end of period	(11,236)	(15,175)	(11,236)	(15,175)

SUNOPTA INC.	20	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1)

For all periods presented, reflected the accretion for the time value of money, which was included in other income/expense (see note 12). In addition, for the three quarters ended October 1, 2016, included a gain of $1.7 million on the settlement of the contingent consideration obligation related to the Company’s acquisition of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”) in August 2015.

(2)

For the three quarters ended September 30, 2017, reflected the second installment payment of deferred consideration to the former unitholders of Citrusource, LLC (“Citrusource”), which was acquired by the Company in March 2015, and payment of the remaining deferred consideration to a former shareholder of Organic Land Corporation OOD, which was acquired by the Company in December 2012. For the three quarters ended October 1, 2016, reflected the first installment payment related to Citrusource and cash settlement of the remaining obligation related to Niagara Natural.

(e)	Embedded derivative

On August 5, 2011 and August 29, 2014, the Company invested $0.5 million and $0.9 million, respectively, in convertible subordinated notes issued by Enchi Corporation (“Enchi”), a developer of advanced bioconversion products for the renewable fuels industry. The Company’s investment includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5.1 million. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. As at September 30, 2017 and December 31, 2016, the Company determined that the fair value of this embedded derivative was $2.7 million and $2.9 million, respectively, based on distributions received from Enchi on the notes up to those dates and on expectations related to the remaining royalty rights.

7. Inventories

	September 30,	December 31,
	2017	2016
	$	$
Raw materials and work-in-process	271,645	266,072
Finished goods	102,039	101,585
Company-owned grain	7,675	15,027
Inventory reserves	(10,760)	(14,202)
	370,599	368,482

SUNOPTA INC.	21	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

8. Bank Indebtedness and Long-Term Debt

	September 30,	December 31,
	2017	2016
	$	$
Bank indebtedness:
Global Credit Facility(1)	256,444	199,281
Bulgarian credit facility(2)	2,564	2,213
	259,008	201,494

Long-term debt:
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $8,217 (December 31, 2016 - $8,835)(3)	222,781	222,163
Capital lease obligations	6,184	7,454
Other	1,841	1,470
	230,806	231,087
Less: current portion	2,045	2,079
	228,761	229,008

(1)	Global Credit Facility

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

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at September 30, 2017, the weighted-average interest rate on the facilities was 3.10%.

On September 19, 2017 (the “Effective Date”), the Company entered into an amendment to the Global Credit Facility to add an additional U.S. asset-based credit subfacility of an aggregate principal amount of $15.0 million (the “New U.S. Subfacility”).

The New U.S. Subfacility was fully drawn on the Effective Date. Amortization payments on the aggregate principal amount of the New U.S. Subfacility are equal to $2.5 million payable at the end of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2019. Optional prepayment of borrowings under the New U.S. Subfacility are not permitted until the first anniversary of the Effective Date and are subject to certain availability conditions. Borrowings repaid under the New U.S. Subfacility may not be borrowed again.

Borrowings under the New U.S. Subfacility bear interest at a margin over various reference rates. The applicable margin for the New U.S. Subfacility will be set quarterly based on average borrowing availability for the preceding fiscal quarter and will range from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers’ acceptance rate borrowings. The initial margin for the New U.S. Subfacility is 2.50% with respect to base rate and prime rate borrowings and 3.50% with respect to eurocurrency rate borrowings.

SUNOPTA INC.	22	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
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

On June 28, 2017, a subsidiary of The Organic Corporation B.V. (“TOC”), a wholly-owned subsidiary of the Company, extended its revolving credit facility agreement dated May 22, 2013, to provide up to €4.5 million to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2018. As at September 30, 2017, the weighted-average interest rate on the Bulgarian credit facility was 2.75%.

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

SUNOPTA INC.	23	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
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

On October 19, 2017, the Company repaid $7.5 million principal amount of the Notes at 103.000% .

9. Series A Preferred Stock

On October 7, 2016 (the “Closing Date”), the Company and SunOpta Foods entered into a subscription agreement (the “Subscription Agreement”) with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the “Investors”). Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Preferred Stock to the Investors for consideration in the amount of $85.0 million. In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Preferred Stock. At any time on or after the fifth anniversary of the Closing Date, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time. The carrying value of the Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to retained earnings over the period preceding the fifth anniversary of the Closing Date, which accretion amounted to $0.3 million and $0.7 million for the quarter and three quarters ended September 30, 2017, respectively.

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

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% prior to October 5, 2025 and 12.5% thereafter, in each case of the liquidation preference (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. As at September 30, 2017, the Company had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the “Exchange Price” and such quotient, the “Exchange Rate”). As at September 30, 2017, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on the Closing Date remain outstanding or (ii) on or after the third anniversary of the Closing Date, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price. Prior to the receipt of applicable approval by the holders of Common Shares, shares of Preferred Stock were not exchangeable into more than 19.99% of the number of Common Shares outstanding immediately after giving effect to such exchange (the “Beneficial Ownership Exchange Cap”). On May 24, 2017, the holders of Common Shares approved the removal of the Beneficial Ownership Exchange Cap.

SUNOPTA INC.	24	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In connection with the Subscription Agreement, the Company issued Special Shares, Series 1 (the “Special Voting Shares”) to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. As at September 30, 2017, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.6% voting interest in the Company. The Special Voting Shares are not transferable and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the “Board”) and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on the Closing Date, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company; and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

10. Stock-Based Compensation

Stock Incentive Plan

For the three quarters ended September 30, 2017, the Company granted 872,285 stock options to selected employees that vest 100% on the third anniversary of the grant date and expire on the tenth anniversary of the grant date. The weighted-average grant-date fair value of the stock options was $4.22. The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of the stock options granted:

Grant-date stock price	$9.41
Exercise price	$9.41
Dividend yield	0%
Expected volatility(1)	42.3%
Risk-free interest rate(2)	2.0%
Expected life of options (in years)(3)	6.5

(1)	Determined based on the historical volatility of the Common Shares over the expected life of the stock options.
(2)	Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the stock options.
(3)	Determined based on the mid-point of vesting (three years) and expiration (ten years).

The aggregate grant-date fair value of stock options awarded to employees was $3.7 million, which will be recognized on a straight-line basis over the three-year vesting period.

For the three quarters ended September 30, 2017, the Company also granted 1,440,737 performance share units (“PSU”) to selected employees and 702,504 restricted stock units (“RSUs”) to selected employees and directors.

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

SUNOPTA INC.	25	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Each vested PSU will entitle the employee to receive one common share of the Company without payment of additional consideration.

The fair value of the PSUs was estimated using a Monte Carlo valuation model, which simulates the potential outcomes for the Company’s stock price performance and determines the payouts that would occur under each scenario. Fair value is based on the average of those results. The grant-date weighted-average fair value of the PSUs was determined to be $5.85, based on the following inputs to the valuation model:

Grant-date stock price	$9.47
Dividend yield	0%
Expected volatility(1)	42.3%
Risk-free interest rate(2)	1.5%
Expected life (in years)(3)	3.0

(1)

Determined based on the historical volatility of the Common Shares over 6.5 years, which is consistent with the volatility assumption for stock options granted to employees on the same date as the PSUs.

(2)	Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the PSUs.
(3)	Determined based on vesting for the PSUs.

The aggregate grant-date fair value of the PSUs was $8.4 million, which will be recognized on a straight-line basis over the requisite three-year performance period.

The RSUs granted to employees vest ratably on each of the first through third anniversaries of the grant date. RSUs granted to directors vest 100% on the first anniversary of the grant date. Each vested RSU will entitle the employee or director to receive one common share of the Company. The weighted-average grant-date fair value of the RSUs was estimated to be $9.26, based on the stock price of the Common Shares as of the dates of grant. The aggregate grant-date fair value of the RSUs awarded to employees and directors of $6.5 million will be recognized on a straight-line basis over the weighted-average vesting period of 2.7 years.

CEO Plan

On February 6, 2017, David Colo was appointed President and CEO of the Company. In connection with his appointment, the Company granted Mr. Colo 473,940 performance-based stock options (the “Special Stock Options”) and 277,780 performance stock units (the “Special Performance Units”). In addition, Mr. Colo was granted 100,000 RSUs, of which 50,000 were contingent on Mr. Colo purchasing Common Shares with an aggregate value of $1.0 million in the open market.

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

The grant-date weighted-average fair values of the Special Stock Options and Special Performance Units were estimated using a Monte Carlo valuation model and determined to be $1.84 and $2.79, respectively, based on the following inputs to the valuation model:

		Special
	Special Stock	Performance
	Options	Units
Grant-date stock price	$7.00	$7.00
Exercise price	$7.00	NA
Dividend yield	0%	0%
Expected volatility(1)	42.0%	42.0%
Risk-free interest rate(2)	2.2%	1.5%
Expected life (in years) (3)	6.5	3.0

SUNOPTA INC.	26	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1)	Determined based on the historical volatility of the Common Shares over the expected life of the Special Stock Options.
(2)	Determined based on U.S. Treasury yields with a remaining term equal to the respective expected lives of the Special Stock Options and Special Performance Units.
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

11. Accumulated Other Comprehensive Loss

Net unrealized gains/(losses) recorded in accumulated other comprehensive loss were as follows:

	September 30,	December 31,
	2017	2016
	$	$
Currency translation adjustment	(8,185)	(13,104)
Cash flow hedges, net of income taxes	257	-
	(7,928)	(13,104)

12. Other Expense, Net

The components of other expense (income) were as follows:

	Quarter ended		Three quarters ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	$	$	$	$
Impairment of long-lived assets(1)	4,467	10,300	8,190	12,035
Employee termination costs(2)	2,052	138	4,227	1,153
Product withdrawal and recall costs(3)	134	-	413	1,697
Increase (decrease) in fair value of contingent consideration(4)	83	124	287	(1,281)
Legal settlement(5)	(1,024)	-	(1,024)	9,000
Other	260	(250)	(71)	119
	5,972	10,312	12,022	22,723

SUNOPTA INC.	27	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1)	Impairment of long-lived assets

For the quarter ended September 30, 2017, represented the impairment of assets associated with the exit from flexible resealable pouch and nutrition bar product lines and operations, and, for the three quarters ended September 30, 2017, included $3.2 million paid for the early buyout of the San Bernardino equipment leases (see note 2).

For the quarter ended October 1, 2016, represented the impairment of equipment and leasehold improvements in connection with the closure of the San Bernardino facility. In addition, for the three quarters ended October 1, 2016, included the impairment of leasehold improvements at the Company’s Buena Park, California, facility on the consolidation of Company’s frozen fruit processing operations following the acquisition of Sunrise in October 2015.

(2)	Employee termination costs

For the quarter and three quarters ended September 30, 2017, represented severance benefits, net of forfeitures of stock- based awards, and legal costs incurred in connection with the Value Creation Plan (see note 2), including employees affected by the exit from flexible resealable pouch and nutrition bar product lines and operations.

For the quarter and three quarters ended October 1, 2016, primarily represented severance benefits for employees affected by the consolidation of the Company’s frozen fruit processing operations.

(3)	Product withdrawal and recall costs

For the three quarters ended September 30, 2017, represented product withdrawal and recall costs that were not eligible for reimbursement under the Company’s insurance policies.

For the quarter and three quarters ended October 1, 2016, the Company recognized estimated costs of $1.1 million related to the voluntary withdrawal of a consumer-packaged product due to a quality-related issue, and the $0.6 million for insurance deductibles related to the sunflower recall (see note 5).

(4)	Increase (decrease) in fair value of contingent consideration

For all periods presented, reflected the accretion of contingent consideration obligations to reflect the time value of money. In addition, for the three quarters ended October 1, 2016, included a gain of $1.7 million on the settlement of the contingent consideration obligation related to the acquisition of Niagara Natural in August 2015.

(5)	Legal settlement

In the second quarter of 2016, the Company recorded a charge of $9.0 million related to the settlement of a product recall dispute with a customer involving certain flexible resealable pouch products manufactured by the Company in 2013. The settlement amount included up to $4.0 million in rebates payable to the customer over a four-year period. In connection with the exit from the flexible resealable pouch product lines and operations, the Company agreed to an upfront cash settlement of the remaining rebate obligation, resulting in a recovery of $1.0 million recognized in the third quarter of 2017.

SUNOPTA INC.	28	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

13. Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	Quarter ended		Three quarters ended
	September	October 1,	September	October 1,
	30, 2017	2016	30, 2017	2016
Numerator for basic loss per share:
Loss from continuing operations, less amount attributable to non-controlling interests	$(6,027)	$(3,355)	$(17,833)	$(17,142)
Less: dividends and accretion on Series A Preferred Stock	(1,954)	-	(5,848)	-
Loss from continuing operations available to common shareholders	(7,981)	(3,355)	(23,681)	(17,142)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	-	(570)
Loss available to common shareholders	$(7,981)	$(3,355)	$(23,681)	$(17,712)

Denominator for basic loss per share:
Basic weighted-average number of shares outstanding	86,541	85,619	86,232	85,529

Basic loss per share:
- from continuing operations	$(0.09)	$(0.04)	$(0.27)	$(0.20)
- from discontinued operations	-	-	-	(0.01)
	$(0.09)	$(0.04)	$(0.27)	$(0.21)

Numerator for diluted loss per share:
Loss from continuing operations, less amount attributable to non-controlling interests	$(6,027)	$(3,355)	$(17,833)	$(17,142)
Less: dividends and accretion on Series A Preferred Stock(1)	(1,954)	-	(5,848)	-
Loss from continuing operations available to common shareholders	(7,981)	(3,355)	(23,681)	(17,142)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	-	(570)
Loss available to common shareholders	$(7,981)	$(3,355)	$(23,681)	$(17,712)

Denominator for diluted loss per share:
Basic weighted-average number of shares outstanding	86,541	85,619	86,232	85,529
Dilutive effect of the following:
Series A Preferred Stock(1)	-	-	-	-
Stock options and RSUs(2)	-	-	-	-
Diluted weighted-average number of shares outstanding	86,541	85,619	86,232	85,529

Diluted loss per share:
- from continuing operations	$(0.09)	$(0.04)	$(0.27)	$(0.20)
- from discontinued operations	-	-	-	(0.01)
	$(0.09)	$(0.04)	$(0.27)	$(0.21)

SUNOPTA INC.	29	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1)

For the quarter and three quarters ended September 30, 2017, it was more dilutive to assume the Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 11,333,333 Common Shares issuable on an if-converted basis.

(2)

For the quarter and three quarters ended September 30, 2017, stock options and RSUs to purchase or receive 917,702 (October 1, 2016 – 31,582) and 850,013 (October 1, 2016 – 20,534) Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share. In addition, for the quarter and three quarters ended September 30, 2017, options to purchase 1,518,129 (October 1, 2016 – 1,873,871) and 2,488,826 (October 1, 2016 – 2,453,271) Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price.

14. Supplemental Cash Flow Information

	Quarter ended		Three quarters ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	$	$	$	$
Changes in non-cash working capital:
Accounts receivable	5,113	(22,302)	12,754	(56,049)
Inventories	15,100	5,150	9,187	(34,760)
Income tax recoverable/payable	(552)	9,423	(5,351)	14,807
Prepaid expenses and other current assets	(6,695)	(1,985)	(16,241)	(2,591)
Accounts payable and accrued liabilities	(30,455)	10,999	(23,760)	21,943
Customer and other deposits	(517)	(449)	(1,908)	(4,293)
	(18,006)	836	(25,319)	(60,943)

15. Commitments and Contingencies

Employment Matter

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes approximately 10,000 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties attended mediation on October 12, 2017 and reached a general agreement to resolve the matter on a class-wide basis. The parties are negotiating the remaining details of the settlement which is subject to court approval. It is anticipated that the parties will seek preliminary approval of the settlement from the court in December 2017 or January 2018. The Company expects to recover the full amount payable under the settlement through insurance coverage and an escrow account established in connection with the Company’s acquisition of Sunrise.

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

SUNOPTA INC.	30	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

16. Segmented Information

The composition of the Company’s reportable segments is as follows:

•

Global Ingredients aggregates our North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of specialty and organic grains and seeds, raw material ingredients, value-added grain- and cocoa-based ingredients, and organic commodities.

•

Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes individually quick frozen (“IQF”) fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks includes fruit snacks; nutrition bars; and flexible resealable pouch products.

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

	Quarter ended
		September 30, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	140,533	180,180	320,713
Segment operating income	5,265	4,528	9,793
Corporate Services			(4,832)
Other expense, net (see note 12)			(5,972)
Interest expense, net			(8,371)
Loss from continuing operations before income taxes			(9,382)

	Quarter ended
	October 1, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	137,174	211,558	348,732
Segment operating income	7,404	8,104	15,508
Corporate Services			(2,287)
Other expense, net (see note 12)			(10,312)
Interest expense, net			(12,178)
Loss from continuing operations before income taxes			(9,269)

SUNOPTA INC.	31	September 30, 2017 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2017 and October 1, 2016
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Three quarters ended
	September 30, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	420,247	566,951	987,198
Segment operating income	18,388	14,696	33,084
Corporate Services			(28,460)
Other expense, net (see note 12)			(12,022)
Interest expense, net			(23,820)
Loss from continuing operations before income taxes			(31,218)

	Three quarters ended
	October 1, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	441,694	607,498	1,049,192
Segment operating income	24,256	6,989	31,245
Corporate Services			(6,544)
Other expense, net (see note 12)			(22,723)
Interest expense, net			(34,748)
Loss from continuing operations before income taxes			(32,770)

SUNOPTA INC.	32	September 30, 2017 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended September 30, 2017 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 8, 2017.

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

SUNOPTA INC.	33	September 30, 2017 10-Q

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

•

Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptic packaged products including non-dairy and dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes individually quick frozen (“IQF”) fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks includes fruit snacks; nutrition bars; and flexible resealable pouch products.

SUNOPTA INC.	34	September 30, 2017 10-Q

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

As part of the first phase of the Value Creation Plan, we are targeting implementation of $30 million of productivity-driven annualized enhancements of earnings before income taxes, depreciation and amortization (“EBITDA”), to be implemented over 2017 and 2018. For fiscal 2017, these EBITDA benefits will be offset by expenses associated with the Value Creation Plan, including structural investments made in the areas of quality, sales, marketing, operations and engineering resources, as well as non-structural third-party consulting support, severance, and recruiting costs. The plan also calls for increased investment in capital upgrades at several manufacturing facilities to enhance food safety and manufacturing efficiencies. Over time, these investments are expected to yield additional improvement in EBITDA beyond the $30 million of initial productivity-driven savings. For the third quarter of 2017, we continued to achieve progress against each of the four pillars of the Value Creation Plan and we believe we are on track to achieve targeted productivity enhancements, while continuing to make the necessary structural investments we believe will accelerate growth and drive long-term value. Recent progress on each of the four pillars of the Value Creation Plan is highlighted below:

Portfolio Optimization

The focus of the portfolio optimization pillar is to simplify the business, investing where structural advantages exist, while exiting businesses or product lines where we are not effectively positioned. Recent highlights include:

•	Announced the exit from nutrition bar product lines and operations in Carson City, Nevada, targeting substantial completion by the end of the fourth quarter of 2017.

•	Announced the discontinuation of flexible resealable pouch products along with an agreement to sell the associated pouch equipment for $2.0 million, which closed on November 3, 2017.

•

Continued progress on an expansion project to add incremental freezing capacity, storage, and retail bagging capabilities to our Mexican frozen fruit facility, which is expected to be ready in time for the 2018 fruit season.

•	Continued progress on an expansion project to add increased roasting and press capacity to our specialty cocoa processing facility in the Netherlands.

Since the initiation of the Value Creation Plan, we have implemented portfolio changes that are expected to yield approximately $6.0 million of annualized EBITDA benefits. The increase from the previously disclosed target of $5.0 million reflects the planned exit of the flexible resealable pouch and nutrition bar product lines.

SUNOPTA INC.	35	September 30, 2017 10-Q

Operational Excellence

The focus of the operational excellence pillar is to ensure food quality and safety, coupled with improved operational performance and efficiency. We expect these efforts to generate productivity improvements and cost savings in manufacturing, procurement and logistics. Recent highlights include:

•

Continued to enhance food safety and quality across the manufacturing platform at the plant level and supplier level with a focus on ensuring raw materials meet strict food safety and quality standards before entering our facilities.

•	Continued to identify and implement productivity initiatives focusing on manufacturing efficiencies, purchasing synergies and effective freight management.

•

Under the direction of a new continuous improvement leader, rolled out “SunOpta 360” across the network of aseptic beverage facilities, establishing a sustainable continuous improvement methodology for the Company and adding to the pipeline of opportunities.

Since the initiation of the Value Creation Plan, we have implemented process improvements and cost savings that are expected to yield approximately $5.3 million of annualized EBITDA benefits.

Go-To-Market Effectiveness

The focus of the go-to-market effectiveness pillar is to optimize customer and product mix in existing sales channels, and identify and penetrate new high-potential sales channels. We expect efforts under this pillar to improve revenue growth and profitability over time. Recent highlights include:

•

Continued to grow the pipeline of commercial opportunities across the beverage, aseptic and fruit snack categories with recent private label, foodservice, and contract manufacturing account wins across several consumer products categories.

•	Hired a new Chief Customer Officer for the Consumer Products segment, as well as a new head of marketing, and other new commercial talent that will focus efforts on growing the topline.

Since the initiation of the Value Creation Plan, we have implemented go-to-market improvements through strategic pricing actions that are expected to yield approximately $1.2 million of annualized EBITDA benefits. We have lowered this estimate from $2.0 million, as previously disclosed, to reflect improvements associated with our flexible resealable pouch and nutrition bar product lines, which we now intend to exit.

Process Sustainability

The focus of the process sustainability pillar is to ensure we have the infrastructure, systems and skills to sustain the business improvements and value captured from the Value Creation Plan. Broadening the skillset and experience of SunOpta’s leadership team is a critical component to the process sustainability pillar of the Value Creation Plan. Recent highlights include:

•	Appointed a new General Manager to lead the frozen fruit platform.

•	Upgraded several plant manager positions across the Company.

•	Continued focus on customer service and working capital levels as sales and operations planning processes and support systems are refined.

•	Initiated enterprise resource planning at our Mexican frozen fruit facility.

The statements we make in this report about the expected results of the Value Creation Plan, including expected improvements in earnings, EBITDA, working capital efficiencies, expected cash flows, and expected costs, are forward-looking statements. See “Forward-Looking Statements” above. EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations and our ability to generate cash flows to fund our cash requirements, including debt service and capital expenditures. See footnote (3) to the “Consolidated Results of Operations for the Quarters Ended September 30, 2017 and October 1, 2016” table below for a reconciliation of EBITDA and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	36	September 30, 2017 10-Q

In the second half of 2016 and first three quarters of 2017, we incurred significant costs in connection with measures taken under the Value Creation Plan. These costs included inventory and long-lived asset impairment charges and facility closure costs primarily related to the closure of our San Bernardino, California, juice facility ($10.3 million in the third quarter of 2016 and $4.4 million in the first three quarters of 2017), and the exit from flexible resealable pouch and nutrition bar product lines and operations ($5.8 million in the third quarter of 2017), as well as employee recruitment, relocation, retention and severance costs related to exit activities and organizational changes within management and executive teams, and recruiting efforts in the areas of quality, sales, marketing, operations and engineering ($3.3 million and $9.3 million in the third quarter and first three quarters of 2017, respectively). In addition, we incurred third-party legal advisory, consulting and temporary labor costs in support of the Value Creation Plan of $0.5 million in the third quarter of 2016, and $1.2 million and $15.8 million in the third quarter and first three quarters of 2017, respectively. We also made capital investments at several of our manufacturing facilities to enhance food safety and production efficiency.

Costs incurred and charged to expense in the quarters and three quarters ended September 30, 2017 and October 1, 2016 were recorded in the consolidated statement of operations as follows:

	Quarter ended		Three quarters ended
	September 30,	October 1,	September 30,	October 1,
	2017	2016	2017	2016
	$	$	$	$
Cost of goods sold(1)	1,287	-	1,921	-
Selling, general and administrative expenses(2)	2,400	483	20,839	483
Other expense(3)	6,569	10,300	12,467	10,300
	10,256	10,783	35,227	10,783

(1)	Inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)	Consulting fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.
(3)	Asset impairment and employee termination costs recorded in other expense were not allocated to the Company’s operating segments or Corporate Services.

We estimate third-party consulting and employee recruitment, retention and termination costs related to the Value Creation Plan to be incurred and expensed during the fourth quarter of fiscal 2017 will be approximately $10 million, which includes approximately $8.0 million related to the early termination of the flexible resealable pouch equipment leases that was paid on closing of the asset sale transaction. This estimate does not include currently unforeseen asset impairment charges or employee-related costs that may arise from future actions taken under the Value Creation Plan.

For more information regarding the Value Creation Plan, see note 2 to the unaudited consolidated financial statements included in this report.

Recall of Certain Roasted Sunflower Kernel Products

During the second quarter of 2016, we announced a voluntary recall of certain roasted sunflower kernel products produced at our Crookston, Minnesota facility due to potential contamination with Listeria monocytogenes bacteria. Estimated losses related to the recall totaled $47.0 million as at September 30, 2017, compared to $40.0 million as at December 31, 2016, comprised of estimates for customer losses and direct incremental costs that we incurred. Our estimates for customer losses are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. We have general liability and product recall insurance policies with aggregate limits of $47.0 million under which we expect to recover recall-related costs, less applicable deductibles. As at September 30, 2017, we had recognized recoveries up to the limit of the coverage available under our insurance policies. Consequently, to the extent any losses are excluded under the insurance policies or additional losses are recognized related to existing or new claims, these excluded or excess losses will be recognized as a charge to future earnings. As at September 30, 2017, we had settled customer claims and direct costs in the amount of $34.6 million, which settlements were fully funded under our general liability and product recall insurance policies.

SUNOPTA INC.	37	September 30, 2017 10-Q

For more information regarding the recall, see note 5 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	38	September 30, 2017 10-Q

Consolidated Results of Operations for the Quarters Ended September 30, 2017 and October 1, 2016

	September 30,	October 1,
For the quarter ended	2017	2016	Change	Change
	$	$	$	%
Revenues
Global Ingredients	140,533	137,174	3,359	2.4%
Consumer Products	180,180	211,558	(31,378)	-14.8%
Total revenues	320,713	348,732	(28,019)	-8.0%

Gross profit
Global Ingredients	16,064	16,796	(732)	-4.4%
Consumer Products	20,391	24,234	(3,843)	-15.9%
Total gross profit	36,455	41,030	(4,575)	-11.2%

Segment operating income (loss)(1)
Global Ingredients	5,265	7,404	(2,139)	-28.9%
Consumer Products	4,528	8,104	(3,576)	-44.1%
Corporate Services	(4,832)	(2,287)	(2,545)	-111.3%
Total segment operating income	4,961	13,221	(8,260)	-62.5%

Other expense, net	5,972	10,312	(4,340)	-42.1%
Earnings (loss) from continuing operations before the following	(1,011)	2,909	(3,920)	-134.8%
Interest expense, net	8,371	12,178	(3,807)	-31.3%
Recovery of income taxes	(3,499)	(5,411)	1,912	35.3%
Loss from continuing operations	(5,883)	(3,858)	(2,025)	-52.5%
Earnings (loss) attributable to non-controlling interests	144	(503)	647	128.6%

Loss attributable to SunOpta Inc.(2)	(6,027)	(3,355)	(2,672)	-79.6%

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

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
September 30, 2017
Segment operating income (loss)	5,265	4,528	(4,832)	4,961
Other income (expense), net	(233)	(5,969)	230	(5,972)
Earnings (loss) from continuing operations before the following	5,032	(1,441)	(4,602)	(1,011)

October 1, 2016
Segment operating income (loss)	7,404	8,104	(2,287)	13,221
Other expense, net	(14)	(10,218)	(80)	(10,312)
Earnings (loss) from continuing operations before the following	7,390	(2,114)	(2,367)	2,909

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

SUNOPTA INC.	39	September 30, 2017 10-Q

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

The following table presents a reconciliation of adjusted earnings/loss from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, recognizing our intention to exit flexible resealable pouch and nutrition bar product lines and operations (as described above under “Value Creation Plan”), we have prepared this table in a columnar format to present the effect of these operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we intend to exit and the effect of those operations on our financial performance.

	Excluding flexible		Flexible
	resealable pouch		resealable pouch
	and nutrition bar		and nutrition bar			Consolidated
	Per Diluted		Per Diluted			Per Diluted
	Share		Share			Share
For the quarter ended	$	$	$	$	$	$
September 30, 2017
Loss from continuing operations	(639)		(5,244)		(5,883)
Less: earnings attributable to non-controlling interests	(144)		-		(144)
Less: dividends and accretion of Series A Preferred Stock	(1,954)		-		(1,954)
Loss from continuing operations available to common shareholders	(2,737)	(0.03)	(5,244)	(0.06)	(7,981)	(0.09)

Adjusted for:
Costs related to the Value Creation Plan(a)	3,050		7,206		10,256
Product withdrawal and recall costs(b)	134		-		134
Recovery of legal settlement(c)	(1,024)		-		(1,024)
Other(d)	293		-		293
Net income tax effect(e)	(774)		(2,810)		(3,584)
Adjusted loss	(1,058)	(0.01)	(848)	(0.01)	(1,906)	(0.02)

October 1, 2016
Loss from continuing operations	(3,759)		(99)		(3,858)
Add: loss attributable to non-controlling interests	503		-		503
Loss from continuing operations available to common shareholders	(3,256)	(0.04)	(99)	(0.00)	(3,355)	(0.04)

Adjusted for:
Costs related to the Value Creation Plan(f)	10,783		-		10,783
Costs related to business acquisitions(g)	5,515		-		5,515
Product withdrawal and recall costs(h)	683		-		683
Litigation-related legal fees(i)	564		-		564
Other(d)	12		-		12
Net income tax effect(e)	(6,629)		-		(6,629)
Change in unrecognized tax benefits(j)	(1,268)		-		(1,268)
Adjusted earnings (loss)	6,404	0.07	(99)	(0.00)	6,305	0.07

(a)

Reflects inventory write-downs of $1.3 million recorded in cost of goods sold; and consulting fees, temporary labor, employee recruitment, relocation and retention costs of $2.4 million recorded in selling, general and administrative (“SG&A”) expenses; and asset impairment charges and employee termination costs of $6.6 million recorded in other expense (as described above under “Value Creation Plan”).

(b)	Reflects product withdrawal costs not eligible for reimbursement under our insurance policies, which were recorded in other expense.
(c)

Reflects a recovery on the early extinguishment of a rebate obligation that arose from the prior settlement of a flexible resealable pouch product recall dispute with a customer, which was recorded in other income.

(d)	Other included fair value adjustments related to contingent consideration arrangements and gain/loss on the sale of assets, which were recorded in other expense.
(e)	Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.
(f)	Reflects legal advisory costs of $0.5 million recorded in SG&A expenses; and asset impairment charges of $10.3 million recorded in other expense (as described above under “Value Creation Plan”).
(g)

Reflects costs related to the acquisition of Sunrise Holdings (Delaware), Inc. (“Sunrise”) in October 2015 (the “Sunrise Acquisition”), including an acquisition accounting adjustment related to Sunrise’s inventory sold in the third quarter of 2016 of $1.9 million, which was recorded in cost of goods sold; and the non-cash amortization and expense of debt issuance costs incurred in connection with the financing related to the Sunrise Acquisition of $3.6 million, which was recorded in interest expense.

SUNOPTA INC.	40	September 30, 2017 10-Q

(h)

Reflects $0.7 million adjustment for the estimated lost gross profit caused by the recall of certain sunflower kernel products (as described above under “Recall of Certain Roasted Sunflower Kernel Products”), which reflected a shortfall in revenues against anticipated volumes of approximately $2.9 million, less associated cost of goods sold of approximately $2.2 million.

(i)	Reflects legal costs related to the settlement of the flexible resealable pouch product recall dispute with a customer (see (c) above), which were recorded in SG&A expenses.
(j)	Reflects the realization of previously unrecognized tax benefits, due to the expiration of the statute of limitations.

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

(3)

We use measures of EBITDA when assessing the performance of our operations and our ability to generate cash flows to fund our cash requirements, including debt service and capital expenditures. We also use these measures to review and assess our progress under the Value Creation Plan (as described above under “Value Creation Plan”) and to assess operating performance in connection with our employee incentive programs. In addition, we are subject to certain debt covenants that restrict our ability to incur additional indebtedness unless we meet certain ratios based on EBITDA. We define EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and adjusted EBITDA as EBITDA excluding other unusual items that affect the comparability of operating performance as identified in the determination of adjusted earnings (refer above to footnote (2)). The following table presents a reconciliation of segment operating income/loss, EBITDA and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of flexible resealable pouch and nutrition bar operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we intend to exit and the effect of those operations on our financial performance and cash-generating ability.

	Excluding flexible	Flexible
	resealable pouch	resealable pouch
	and nutrition bar	and nutrition bar	Consolidated
For the quarter ended	$	$	$
September 30, 2017
Loss from continuing operations	(639)	(5,244)	(5,883)
Recovery of income taxes	(146)	(3,353)	(3,499)
Interest expense, net	8,371	-	8,371
Other expense, net	53	5,919	5,972
Total segment operating income (loss)	7,639	(2,678)	4,961
Depreciation and amortization	8,055	199	8,254
Stock-based compensation(a)	2,235	-	2,235
EBITDA	17,929	(2,479)	15,450
Adjusted for:
Costs related to Value Creation Plan(b)	2,400	1,287	3,687
Adjusted EBITDA	20,329	(1,192)	19,137

October 1, 2016
Loss from continuing operations	(3,759)	(99)	(3,858)
Recovery of income taxes	(5,348)	(63)	(5,411)
Interest expense, net	12,178	-	12,178
Other expense, net	10,312	-	10,312
Total segment operating income (loss)	13,383	(162)	13,221
Depreciation and amortization	8,436	210	8,646
Stock-based compensation(a)	1,181	-	1,181
EBITDA	23,000	48	23,048
Adjusted for:
Costs related to Value Creation Plan(b)	483	-	483
Costs related to business acquisitions(c)	1,890	-	1,890
Product withdrawal and recall costs(d)	683	-	683
Litigation-related legal fees(e)	564	-	564
Adjusted EBITDA	26,620	48	26,668

(a)

For the third quarter of 2017, stock-based compensation of $2.2 million was recorded in SG&A expenses, and the reversal of $0.2 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other expense. For the third quarter of 2016, stock-based compensation of $1.2 million was recorded in SG&A.

(b)

For the third quarter of 2017, reflects inventory write-downs of $1.3 million recorded in cost of goods sold and consulting fees, temporary labor, employee recruitment, relocation and retention costs of $2.4 million recorded in SG&A expenses. For the third quarter of 2016, reflects legal advisory costs recorded in SG&A expenses. (As described above under “Value Creation Plan”).

(c)	Reflects the acquisition accounting adjustment related to Sunrise’s inventory sold in the third quarter of 2016 of $1.9 million, which was recorded in cost of goods sold.
(d)

Reflects the estimated lost gross profit caused by the recall of certain sunflower kernel products of $0.7 million, which reflected the shortfall in revenues against anticipated volumes of approximately $2.9 million, less associated cost of goods sold of approximately $2.2 million.

SUNOPTA INC.	41	September 30, 2017 10-Q

(e)	Reflects legal costs related to the settlement of a flexible resealable pouch product recall dispute with a customer, which were recorded in SG&A expenses.

Although we use EBITDA and adjusted EBITDA as measures to assess the performance of our business and for the other purposes set forth above, these measures have limitations as analytic tools, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

•	neither EBITDA nor adjusted EBITDA reflects the interest expense, or the cash requirements necessary to service interest payments on our indebtedness;

•	neither EBITDA nor adjusted EBITDA includes the payment of taxes, which is a necessary element of our operations;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and neither EBITDA nor adjusted EBITDA reflects any cash requirements for such replacements; and

•	neither EBITDA nor adjusted EBITDA includes non-cash stock-based compensation, which is an important component of our total compensation program for employees and directors.

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

Revenues for the quarter ended September 30, 2017 decreased by 8.0% to $320.7 million from $348.7 million for the quarter ended October 1, 2016. Excluding the impact on revenues for the third quarter of 2017 of changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $2.7 million) and sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $0.8 million), revenues in the third quarter of 2017 decreased by 7.4%, compared with the third quarter of 2016. This decrease in revenues on an adjusted basis reflected lower sales of frozen fruit products due to lower consumer demand and lost customer volumes, and lower sales of non-dairy aseptic beverage products related to customer order patterns and the previously announced loss of a significant customer.

Gross profit decreased $4.6 million, or 11.2%, to $36.5 million for the quarter ended September 30, 2017, compared with $41.0 million for the quarter ended October 1, 2016. As a percentage of revenues, gross profit for the quarter ended September 30, 2017 was 11.4% compared to 11.8% for the quarter ended October 1, 2016, a decrease of 0.4% . The gross profit percentage for the third quarter of 2017 would have been approximately 11.8%, excluding the impact of a $1.3 million write-down of flexible resealable pouch and nutrition bar inventories as a result of the plan to exit these product lines. The gross profit percentage for the third quarter of 2016 would have been approximately 12.3%, excluding the impact of costs related to the acquisition accounting adjustment related to the Sunrise inventory sold subsequent to the acquisition date ($1.9 million) and lost margin caused by the sunflower recall ($0.7 million). Excluding these items, the gross profit percentage decreased 0.5% on an adjusted basis in the third quarter of 2017, compared with the third quarter of 2016, which reflected higher losses within our flexible resealable pouch and nutrition bar operations, due to the closure of west coast pouch operations following a fire in the third quarter of 2016, and higher plant costs and production inefficiencies related to the introduction of new nutrition bar offerings. In addition, we experienced lower production volumes and operating efficiencies within our aseptic beverage operations related to the shortfall in sales volumes. These factors were partially offset by lower raw material pricing within our healthy fruit operations and operational savings following the closure of the San Bernardino premium juice facility.

Total segment operating income for the quarter ended September 30, 2017 decreased by $8.3 million, or 62.5%, to $5.0 million, compared with $13.2 million for the quarter ended October 1, 2016. As a percentage of revenues, segment operating income was 1.5% for the quarter ended September 30, 2017, compared with 3.8% for the quarter ended October 1, 2016. The decrease in segment operating income reflected the lower overall gross profit as described above and a $2.2 million increase in SG&A expenses. The increase in SG&A expenses mainly reflected incremental employee recruitment, relocation and retention costs ($1.2 million) and consulting fees and temporary labor costs ($1.2 million) associated with the Value Creation Plan. Excluding these items, as well as those items identified above affecting gross profit, segment operating income as a percentage of revenues on an adjusted basis would have been 2.7% for the third quarter of 2017, compared with 4.8% for the third quarter of 2016. In addition, SG&A expenses reflected higher employee compensation-related costs related to structural investments in new quality, sales, marketing, engineering and accounting resources, offset by a reversal in the third quarter of 2017 of employee short-term incentives tied to operating performance. Segment operating income included a foreign exchange loss of $2.6 million in the third quarter of 2017, compared with $1.1 million in the third quarter of 2016, which mainly reflected the impact of movements in the U.S. dollar relative to the euro and Mexican peso on our international organic ingredient and frozen fruit operations.

SUNOPTA INC.	42	September 30, 2017 10-Q

Further details on revenue, gross profit and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended September 30, 2017 of $6.0 million reflected the impairment of long-lived assets related to the exit from our flexible resealable pouch and nutrition bar product lines and operations ($4.5 million) and employee termination costs ($2.1 million) associated with the Value Creation Plan, partially offset by a $1.0 million recovery on the early extinguishment of a rebate obligation that arose from the prior settlement of a recall dispute with a customer related to flexible resealable pouch products. Other expense for the quarter ended October 1, 2016 of $10.3 million reflected the impairment of long-lived assets associated with the closure of San Bernardino facility of $10.3 million.

Interest expense decreased by $3.8 million to $8.4 million for the quarter ended September 30, 2017, compared with $12.2 million for the quarter ended October 1, 2016. Interest expense included the amortization and write-off of debt issuance costs of $0.6 million and $3.6 million in the third quarters of 2017 and 2016, respectively. The quarter-over-quarter decrease in interest expense primarily reflected the reduction in non-cash amortization following the one-year maturity of the initial second lien loans used to partially fund the Sunrise Acquisition, and the repayment of $79.0 million of second lien debt with the net proceeds from the Preferred Stock offering in October 2016.

We recognized a recovery of income tax of $3.5 million for the quarter ended September 30, 2017, compared with $5.4 million for the quarter ended October 1, 2016 (which included the realization of $1.3 million of previously unrecognized tax benefits). The effective tax rate for the third quarter of 2017 was 37.3%, compared with 44.7% for the third quarter of 2016 (excluding the impact of the change in unrecognized tax benefits). The effective tax rates reflected the effect of a mix of pre-tax losses projected in the U.S. and pre-tax earnings in certain other jurisdictions. In fiscal years 2017 and 2016, pre-tax losses projected in the U.S. reflected anticipated costs associated with the Value Creation Plan, including asset impairment charges and employee termination costs related to the exit from flexible resealable pouch and nutrition bar product lines and operations, and closure of the San Bernardino facility.

On a consolidated basis, we realized a loss of $6.0 million (diluted loss per share of $0.09) for the quarter ended September 30, 2017, compared with a loss of $3.4 million (diluted loss per share of $0.04) for the quarter ended October 1, 2016.

For the quarter ended September 30, 2017, adjusted loss was $1.9 million, or $0.02 per diluted share, on a consolidated basis, compared with adjusted earnings of $6.3 million, or $0.07 per diluted share, on a consolidated basis for the quarter ended October 1, 2016. Excluding flexible resealable pouch and nutrition bar product lines and operations, which we plan to exit, adjusted loss was $1.1 million, or $0.01 per diluted share, for the quarter ended September 30, 2017, compared with adjusted earnings of $6.4 million, or $0.07 per diluted share, for the quarter ended October 1, 2016. Adjusted EBITDA for the quarter ended September 30, 2017 was $19.1 million on a consolidated basis, compared with $26.7 million on a consolidated basis for the quarter ended October 1, 2016. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted EBITDA for the quarter ended September 30, 2017 was $20.3 million, compared with $26.6 million for the quarter ended October 1, 2016. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	43	September 30, 2017 10-Q

Segmented Operations Information

Global Ingredients
	September 30,
For the quarter ended	2017	October 1, 2016	Change	% Change

Revenues	$140,533	$137,174	$3,359	2.4%
Gross Profit	16,064	16,796	(732)	-4.4%
Gross Profit %	11.4%	12.2%		-0.8%

Operating Income	$5,265	$7,404	$(2,139)	-28.9%
Operating Income %	3.7%	5.4%		-1.7%

Global Ingredients contributed $140.5 million in revenues for the quarter ended September 30, 2017, compared to $137.2 million for the quarter ended October 1, 2016, an increase of $3.4 million, or 2.4% . The impact on revenues of changes including foreign exchange rates and commodity-related pricing had a negligible impact on the quarter-over-quarter change in Global Ingredients revenues. The table below explains the increase in revenue:

Global Ingredients Revenue Changes
Revenues for the quarter ended October 1, 2016	$137,174
Increased volumes of internationally-sourced organic ingredients including nuts, cocoa and grains, partially offset by lower volumes of seeds, fruits, vegetables and liquid sweeteners	4,589
Favorable foreign exchange impact on euro-denominated sales due to a weaker average U.S. dollar quarter-over-quarter	2,709
Increased volumes of domestically-sourced organic feed and specialty soy, partially offset by lower volumes of specialty corn	2,521
Increased commodity pricing for internationally-sourced organic ingredients	1,161
Decreased commodity pricing for domestically-sourced specialty and organic grains and seeds	(3,855)
Lower roasted volumes due to reduced customer demand following the sunflower recall, and lower raw sunflower volumes due to competition from global suppliers	(3,766)
Revenues for the quarter ended September 30, 2017	$140,533

Gross profit in Global Ingredients decreased by $0.7 million to $16.1 million for the quarter ended September 30, 2017 compared to $16.8 million for the quarter ended October 1, 2016, and the gross profit percentage decreased by 0.8% to 11.4% . The decrease in gross profit as a percentage of revenue was primarily due to an unfavorable product mix of, and reduced pricing spreads on, certain internationally-sourced organic ingredients, partially offset by improved pricing spread on domestically-sourced organic feed. The table below explains the decrease in gross profit:

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended October 1, 2016	$16,796
Reduced pricing spreads and lower volumes of certain higher-margin internationally- sourced organic ingredients, and lower sales volumes of raw sunflower and roasted products	(1,605)
Improved pricing spread on domestically-sourced organic feed, partially offset by lower commodity pricing on specialty soy	873
Gross profit for the quarter ended September 30, 2017	$16,064

SUNOPTA INC.	44	September 30, 2017 10-Q

Operating income in Global Ingredients decreased by $2.1 million, or 28.9%, to $5.3 million for the quarter ended September 30, 2017, compared to $7.4 million for the quarter ended October 1, 2016. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended October 1, 2016	$7,404
Decrease in gross profit, as explained above	(732)
Increase in foreign exchange losses primarily related to forward currency contracts	(1,414)
Increase in corporate cost allocations	(75)
Lower employee-related compensation costs due to the reversal of short-term incentive accruals, mostly offset by increased headcount within our international organic ingredient operations	82
Operating income for the quarter ended September 30, 2017	$5,265

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

Consumer Products
	September 30,
For the quarter ended	2017	October 1, 2016	Change	% Change

Revenues	$180,180	$211,558	$(31,378)	-14.8%
Gross Profit	20,391	24,234	(3,843)	-15.9%
Gross Profit %	11.3%	11.5%		-0.2%

Operating Income	$4,528	$8,104	$(3,576)	-44.1%
Operating Income %	2.5%	3.8%		-1.3%

Consumer Products contributed $180.2 million in revenues for the quarter ended September 30, 2017, compared to $211.6 million for the quarter ended October 1, 2016, a $31.4 million, or 14.8% decrease. Excluding the impact on revenues of changes in raw fruit commodity-related pricing (a decrease in revenues of $2.7 million) and sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $0.8 million), Consumer Products revenues decreased 14.2% . The table below explains the decrease in revenues:

SUNOPTA INC.	45	September 30, 2017 10-Q

Consumer Products Revenue Changes
Revenues for the quarter ended October 1, 2016	$211,558
Lower volumes of frozen fruit due to declines in consumer consumption trends and lost customer volumes, as well as the impact of lower raw fruit commodity-related pricing passed on to customers	(19,138)
Lower volumes of non-dairy aseptic beverage products related to customer order patterns and the previously announced loss of a significant customer, partially offset by higher volumes of fruit snacks	(11,470)
Lower sales of flexible resealable pouch and nutrition bar products	(770)
Revenues for the quarter ended September 30, 2017	$180,180

Gross profit in Consumer Products decreased by $3.8 million to $20.4 million for the quarter ended September 30, 2017 compared to $24.2 million for the quarter ended October 1, 2016, and the gross profit percentage decreased by 0.2% to 11.3% . For the quarter ended September 30, 2017, gross profit as a percentage of revenue was impacted by a write-down of $1.3 million of flexible resealable pouch and nutrition bar inventories as a result of the plan to exit these operations. For the quarter ended October 1, 2016, gross profit as a percentage of revenue was impacted by the acquisition accounting adjustment related to Sunrise inventory sold of $1.9 million. Excluding these costs, the gross profit percentage in Consumer Products would have been 12.0% and 12.3% for the quarters ended September 30, 2017 and October 1, 2016, respectively. The decrease in gross profit percentage primarily reflected lower production volumes within our aseptic beverage operations, and higher losses within our flexible resealable pouch and nutrition bar operations. These factors were partially offset by improved raw material pricing within our healthy fruit operations and operational savings from the closure of the San Bernardino premium juice facility. The table below explains the decrease in gross profit:

Consumer Products Gross Profit Changes
Gross profit for the quarter ended October 1, 2016	$24,234
Lower sales volumes of non-dairy aseptic beverages, partially offset by operational savings following the closure of the San Bernardino facility and higher sales volumes of fruit snacks	(2,624)
Higher losses within flexible resealable pouch and nutrition bar operations (including the write-down of inventories related to exit activities), which reflected the impact of the closure of west coast pouch operations following a fire at a third-party facility in the third quarter of 2016, and higher plant costs and production inefficiencies related to the introduction of new nutrition bar offerings	(2,516)
Lower sales volumes of frozen fruit, partially offset by favorable pricing on sourced raw fruit, as well as productivity and cost reduction initiatives within fruit ingredient operations	(593)
Acquisition accounting adjustment related to Sunrise inventory sold in the third quarter of 2016	1,890
Gross profit for the quarter ended September 30, 2017	$20,391

Operating income in Consumer Products decreased by $3.6 million, or 44.1%, to $4.5 million for the quarter ended September 30, 2017, compared to $8.1 million for the quarter ended October 1, 2016. The table below explains the decrease in operating income:

SUNOPTA INC.	46	September 30, 2017 10-Q

Consumer Products Operating Income Changes
Operating income for the quarter ended October 1, 2016	$8,104
Decrease in gross profit, as explained above	(3,843)
Increase in corporate cost allocations	(1,578)
Lower employee-related compensation costs due to the reversal of short-term incentive accruals, and lower foreign exchange losses on international operations	1,845
Operating income for the quarter ended September 30, 2017	$4,528

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

Corporate Services
	September 30,
For the quarter ended	2017	October 1, 2016	Change	% Change

Operating Loss	$(4,832)	$(2,287)	$(2,545)	-111.3%

Operating loss at Corporate Services increased by $2.5 million to $4.8 million for the quarter ended September 30, 2017, from a loss of $2.3 million for the quarter ended October 1, 2016. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended October 1, 2016	$(2,287)
Third-party consulting costs and employee recruitment, relocation and retention costs associated with the Value Creation Plan	(1,917)
Higher non-compensation-related costs, including the unfavorable impact on Canadian dollar-denominated corporate headquarter expenses of a weaker average U.S. dollar quarter-over-quarter	(838)
Decrease in foreign exchange gains on foreign currency transactions	(740)
Higher employee-related compensation costs, including stock-based compensation, associated with the Value Creation Plan, partially offset by the reversal of short-term incentive accruals	(703)
Increase in corporate cost allocations to SunOpta reporting segments	1,653
Operating loss for the quarter ended September 30, 2017	$(4,832)

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

SUNOPTA INC.	47	September 30, 2017 10-Q

Consolidated Results of Operations for the three quarters ended September 30, 2017 and October 1, 2016

	September 30,	October 1,
For the three quarters ended	2017	2016	Change	Change
	$	$	$	%
Revenues
Global Ingredients	420,247	441,694	(21,447)	-4.9%
Consumer Products	566,951	607,498	(40,547)	-6.7%
Total revenues	987,198	1,049,192	(61,994)	-5.9%

Gross profit
Global Ingredients	52,453	54,716	(2,263)	-4.1%
Consumer Products	64,363	54,193	10,170	18.8%
Total gross profit	116,816	108,909	7,907	7.3%

Segment operating income (loss)(1)
Global Ingredients	18,388	24,256	(5,868)	-24.2%
Consumer Products	14,696	6,989	7,707	110.3%
Corporate Services	(28,460)	(6,544)	(21,916)	-334.9%
Total segment operating income	4,624	24,701	(20,077)	-81.3%

Other expense, net	12,022	22,723	(10,701)	-47.1%
Earnings (loss) from continuing operations before the following	(7,398)	1,978	(9,376)	-474.0%
Interest expense, net	23,820	34,748	(10,928)	-31.4%
Recovery of income taxes	(14,049)	(15,632)	1,583	10.1%
Loss from continuing operations	(17,169)	(17,138)	(31)	-0.2%
Earnings attributable to non-controlling interests	664	4	660	16500.0%
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)	570	100.0%

Loss attributable to SunOpta Inc.(2)	(17,833)	(17,712)	(121)	-0.7%

(1)

The following table presents a reconciliation of segment operating income/loss to earnings (loss) from continuing operations before the following, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the “Consolidated Results of Operations for the Quarters Ended September 30, 2017 and October 1, 2016” table regarding the use of this non-GAAP measure).

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the three quarters ended	$	$	$	$
September 30, 2017
Segment operating income (loss)	18,388	14,696	(28,460)	4,624
Other expense, net	(346)	(10,714)	(962)	(12,022)
Earnings (loss) from continuing operations before the following	18,042	3,982	(29,422)	(7,398)

October 1, 2016
Segment operating income (loss)	24,256	6,989	(6,544)	24,701
Other expense, net	(779)	(21,472)	(472)	(22,723)
Earnings (loss) from continuing operations before the following	23,477	(14,483)	(7,016)	1,978

SUNOPTA INC.	48	September 30, 2017 10-Q

(2)

The following table presents a reconciliation of adjusted earnings/loss from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the “Consolidated Results of Operations for the Quarters Ended September 30, 2017 and October 1, 2016” table regarding the use of this non-GAAP measure). In addition, recognizing our intention to exit flexible resealable pouch and nutrition bar product lines and operations (as described above under “Value Creation Plan”), we have prepared this table in a columnar format to present the effect of these operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we intend to exit and the effect of those operations on our financial performance.

	Excluding flexible		Flexible
	resealable pouch		resealable pouch
	and nutrition bar		and nutrition bar			Consolidated
	Per Diluted		Per Diluted			Per Diluted
	Share		Share			Share
For the three quarters ended	$	$	$	$	$	$
September 30, 2017
Loss from continuing operations	(9,304)		(7,865)		(17,169)
Less: earnings attributable to non-controlling interests	(664)		-		(664)
Less: dividends and accretion of Series A Preferred Stock	(5,848)		-		(5,848)
Loss from continuing operations available to common shareholders	(15,816)	(0.18)	(7,865)	(0.09)	(23,681)	(0.27)

Adjusted for:
Costs related to the Value Creation Plan(a)	28,021		7,206		35,227
Product withdrawal and recall costs(b)	1,142		-		1,142
Recovery of legal settlement(c)	(1,024)		-		(1,024)
Other(d)	166		-		166
Net income tax effect(e)	(12,560)		(2,810)		(15,370)
Adjusted loss	(71)	(0.00)	(3,469)	(0.04)	(3,540)	(0.04)

October 1, 2016
Loss from continuing operations	(17,101)		(37)		(17,138)
Less: earnings attributable to non-controlling interests	(4)		-		(4)
Loss from continuing operations available to common shareholders	(17,105)	(0.20)	(37)	(0.00)	(17,142)	(0.20)

Adjusted for:
Costs related to business acquisitions(f)	25,931		-		25,931
Legal settlement and litigation-related legal fees(g)	10,850		-		10,850
Costs related to the Value Creation Plan(h)	10,783		-		10,783
Product withdrawal and recall costs(i)	2,680		-		2,680
Plant start-up costs(j)	1,565		-		1,565
Write-off of debt issuance costs(k)	215		-		215
Other(l)	1,199		-		1,199
Gain on settlement of contingent consideration(m)	(1,715)		-		(1,715)
Net income tax effect(e)	(19,985)		-		(19,985)
Change in unrecognized tax benefits(n)	(1,268)		-		(1,268)
Adjusted earnings (loss)	13,150	0.15	(37)	(0.00)	13,113	0.15

(a)

Reflects inventory write-downs and facility closure costs of $1.9 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment, relocation and retention costs of $20.8 million recorded in SG&A expenses; and asset impairment charges and employee termination costs of $12.5 million recorded in other expense (as described above under “Value Creation Plan”).

(b)

Reflects costs related to the recall of certain sunflower kernel products (as described above under “Recall of Certain Roasted Sunflower Kernel Products), including a $0.7 million adjustment for the estimated lost gross profit in the first quarter of 2017 caused by the sunflower recall, which reflected a shortfall in revenues against prior year volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million; and $0.4 million of product withdrawal costs not eligible for reimbursement under our insurance policies, which were recorded in other expense.

(c)

Reflects a recovery on the early extinguishment of a rebate obligation that arose from the prior settlement of a flexible resealable pouch product recall dispute with a customer (see (g) below), which was recorded in other income.

(d)

Other included fair value adjustments related to contingent consideration arrangements; severance costs unrelated to the Value Creation Plan; and gain/loss on the sale of assets, which were recorded in other expense.

(e)	Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.

SUNOPTA INC.	49	September 30, 2017 10-Q

(f)

Reflects costs related to the Sunrise Acquisition, including an acquisition accounting adjustment related to Sunrise’s inventory sold in the first three quarters of 2016 of $13.4 million, which was recorded in cost of goods sold; the non-cash amortization and expense of debt issuance costs incurred in connection with the initial financing related to the Sunrise Acquisition of $10.1 million, which were recorded in interest expense; and $2.4 million of integration costs related to the closure and consolidation of our frozen fruit processing operations following the Sunrise Acquisition, which were recorded in cost of goods sold and other expense.

(g)

Reflects a charge of $9.0 million for the settlement of a flexible resealable pouch product recall dispute with a customer in the second quarter of 2016, which was recorded in other expense, and associated legal costs, which were recorded in SG&A expenses. The settlement amount included up to $4.0 million in rebates payable to the customer over a four-year period.

(h)	Reflects legal advisory costs of $0.5 million recorded in SG&A expenses; and asset impairment charges of $10.3 million recorded in other expense (as described above under “Value Creation Plan”).
(i)

Reflects costs of $1.1 million for the withdrawal of a consumer-packaged product for a quality-related issue and $0.6 million for insurance deductibles related to the sunflower recall, which were recorded in other expense. Also reflects a $1.0 million adjustment for the estimated lost gross profit caused by the sunflower recall, which reflected a shortfall in revenues against anticipated volumes of approximately $6.4 million, less associated cost of goods sold of approximately $5.4 million.

(j)

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

(k)

Reflects the write-off to interest expense of $0.2 million of remaining unamortized debt issuance costs related to our former North American credit facilities, which were replaced by the Global Credit Facility.

(l)	Other includes severance costs of $0.6 million and fair value adjustments related to contingent consideration arrangements of $0.6 million, which were recorded in other expense.
(m)	Reflects a gain of settlement of the contingent consideration obligation related to the Niagara Natural acquisition, which was recorded in other income.
(n)	Reflects the realization of previously unrecognized tax benefits, due to the expiration of the statute of limitations.

(3)

The following table presents a reconciliation of segment operating income/loss, EBITDA and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the “Consolidated Results of Operations for the Quarters Ended September 30, 2017 and October 1, 2016” table regarding the use of this non-GAAP measure). In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of flexible resealable pouch and nutrition bar operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we intend to exit and the effect of those operations on our financial performance and cash-generating ability.

	Excluding flexible	Flexible
	resealable pouch	resealable pouch
	and nutrition bar	and nutrition bar	Consolidated
For the three quarters ended	$	$	$
September 30, 2017
Loss from continuing operations	(9,304)	(7,865)	(17,169)
Recovery of income taxes	(9,021)	(5,028)	(14,049)
Interest expense, net	23,820	-	23,820
Other expense, net	6,103	5,919	12,022
Total segment operating income (loss)	11,598	(6,974)	4,624
Depreciation and amortization	23,951	650	24,601
Stock-based compensation(a)	4,700	-	4,700
EBITDA	40,249	(6,324)	33,925
Adjusted for:
Costs related to Value Creation Plan(b)	21,473	1,287	22,760
Product withdrawal and recall costs(c)	729	-	729
Adjusted EBITDA	62,451	(5,037)	57,414

October 1, 2016
Loss from continuing operations	(17,101)	(37)	(17,138)
Recovery of income taxes	(15,608)	(24)	(15,632)
Interest expense, net	34,748	-	34,748
Other expense, net	22,723	-	22,723
Total segment operating income (loss)	24,762	(61)	24,701
Depreciation and amortization	25,300	655	25,955
Stock-based compensation(a)	3,173	-	3,173
EBITDA	53,235	594	53,829
Adjusted for:
Costs related to Value Creation Plan(b)	483	-	483
Product withdrawal and recall costs(c)	983	-	983
Costs related to business acquisitions(d)	13,554	-	13,554
Litigation-related legal fees(e)	1,850	-	1,850
Plant expansion and start-up costs(f)	1,565	-	1,565
Adjusted EBITDA	71,670	594	72,264

(a)

For the first three quarters of 2017, stock-based compensation of $4.7 million was recorded in SG&A expenses, and the reversal of $0.6 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other expense. For the first three quarters of 2016, stock-based compensation of $3.2 million was recorded in SG&A expenses.

SUNOPTA INC.	50	September 30, 2017 10-Q

(b)

For the first three quarters of 2017, reflects inventory write-downs and facility closure costs of $1.9 million recorded in cost of goods sold, and consulting fees, temporary labor, employee recruitment, relocation and retention costs of $20.8 million recorded in SG&A expenses. For the third quarter of 2016, reflects legal advisory costs of $0.5 million recorded in SG&A expenses. (As described above under “Value Creation Plan”).

(c)

For the first three quarters of 2017, reflects the estimated lost gross profit caused by the recall of certain sunflower kernel products of $0.7 million, which reflected the shortfall in revenues in the first quarter of 2017 against first quarter of 2016 volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million. For the first three quarters of 2016, reflects estimated lost gross profit of $1.0 million, which reflected a shortfall in revenues in the first three quarters of 2016 against anticipated volumes of approximately $6.4 million, less associated cost of goods sold of approximately $5.4 million.

(d)

Reflects costs related to the acquisition accounting adjustment related to Sunrise’s inventory sold in the first three quarters of 2016 of $13.4 million and the integration costs related to the closure and consolidation of our frozen fruit processing operations following the Sunrise Acquisition of $0.2 million, which were recorded in cost of goods sold.

(e)	Reflects legal costs related to the settlement of the flexible resealable pouch product recall dispute with a customer, which were recorded in SG&A expenses.
(f)	Reflects the negative gross profit reported by the Allentown facility as the facility ramped up to break-even production levels.

(4)

Refer to footnote (4) to the “Consolidated Results of Operations for the Quarters Ended September 30, 2017 and October 1, 2016” table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the three quarters ended September 30, 2017 decreased by 5.9% to $987.2 million from $1,049.2 million for the three quarters ended October 1, 2016. Excluding the impact on revenues for the first three quarters of 2017 of changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of $14.6 million), estimated impact of the recall of certain sunflower kernel products based on shortfall against prior year volumes (a decrease in revenues of $3.3 million), and sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $0.9 million), revenues in the first three quarters of 2017 decreased by 4.3%, compared with the first three quarters of 2016. This decrease in revenues on an adjusted basis reflected a lower sales of frozen fruit products due to lower consumer demand and lost customer volumes, lower sales of non-dairy aseptic beverage products related to customer order patterns and the previously announced loss of a significant customer, and lower raw and roasted sunflower volumes, due to global competition and reduced customer demand following the sunflower recall. These factors were partially offset by increased volumes of domestically-sourced grains and of premium juice products.

Gross profit increased $7.9 million, or 7.3%, to $116.8 million for the three quarters ended September 30, 2017, compared with $108.9 million for the three quarters ended October 1, 2016. As a percentage of revenues, gross profit for the three quarters ended September 30, 2017 was 11.8% compared to 10.4% for the three quarters ended October 1, 2016, an increase of 1.5% . The gross profit percentage for the first three quarters of 2017 would have been approximately 12.1%, excluding the impact of the write-down of flexible resealable pouch and nutrition bar inventories as a result of the plan to exit these product lines ($1.3 million), lost margin caused by the sunflower recall ($0.7 million), and facility closure costs under the Value Creation Plan ($0.6 million). For the first three quarters of 2016, the gross profit percentage would have been 11.8%, excluding the impact of costs related to the acquisition accounting adjustment related to the Sunrise inventory sold subsequent to the acquisition date ($13.4 million), start-up costs related to the ramp-up of production at the Allentown aseptic beverage facility ($1.6 million), and lost margin caused by the sunflower recall ($1.0 million). Excluding these items, the gross profit percentage increased 0.3% on an adjusted basis in the first three quarters of 2017, compared with the first three quarters of 2016, which reflected improved operating efficiencies and raw material pricing within our healthy fruit operations and operational savings following the closure of the San Bernardino premium juice facility, as well as a favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations. These factors were partially offset by higher losses within our flexible resealable pouch and nutrition bar operations, due to the closure of west coast pouch operations following a fire in the third quarter of 2016, and higher plant costs and production inefficiencies related to the introduction of new nutrition bar offerings. In addition, we experienced lower production volumes and operating efficiencies within our aseptic beverage operations related to the shortfall in sales volumes, and reduced operating efficiencies in our sunflower and roasting operations, due to the lower production volumes following the recall.

Total segment operating income for the three quarters ended September 30, 2017 decreased by $20.1 million, or 81.3%, to $4.6 million, compared with $24.7 million for the three quarters ended October 1, 2016. As a percentage of revenues, segment operating income was 0.5% for the three quarters ended September 30, 2017, compared with 2.4% for the three quarters ended October 1, 2016. The decrease in segment operating income reflected a $26.7 million increase in SG&A expenses that more than offset the higher overall gross profit as described above. The increase in SG&A expenses mainly reflected incremental consulting fees and temporary labor costs ($15.8 million) and employee recruitment, relocation and retention costs ($5.1 million) associated with the Value Creation Plan. Excluding these items, as well as those items identified above affecting gross profit, segment operating income as a percentage of revenues on an adjusted basis would have been 2.8% for the first three quarters of 2017, compared with 4.1% for the first three quarters of 2016. In addition, the increase in SG&A expenses reflected higher employee compensation-related costs related to structural investments in new quality, sales, marketing, engineering and accounting resources. Segment operating income included foreign exchange losses of $4.3 million and $3.1 million in the first three quarters of 2017 and 2016, respectively, which mainly reflected the impact of movements in the U.S. dollar relative to the euro and Mexican peso on our international organic ingredient and frozen fruit operations.

SUNOPTA INC.	51	September 30, 2017 10-Q

Further details on revenue, gross profit and segment operating income/loss variances are provided below under “Segmented Operations Information”.

Other expense for the three quarters ended September 30, 2017 of $12.0 million reflected the impairment of long-lived assets related to the exit from our flexible resealable pouch and nutrition bar product lines and operations and closure of the San Bernardino facility ($8.2 million), and employee termination costs ($4.2 million) associated with the Value Creation Plan, partially offset by a $1.0 million recovery on the early extinguishment of a rebate obligation that arose from the prior settlement of a recall dispute with a customer related to flexible resealable pouch products. Other expense for the three quarters ended October 1, 2016 of $22.7 million reflected the impairment of long-lived assets associated with the San Bernardino facility ($10.3 million), the cost of the settlement of the aforementioned flexible resealable pouch product recall dispute with a customer ($9.0 million, which included up to $4.0 million in rebates payable to the customer over a four-year period), as well as facility rationalization and severance costs primarily related to the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition ($2.2 million), and costs associated with product withdrawals and recalls ($1.7 million). Other expenses in the first three quarters of 2016 were partially offset by the $1.7 million gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural.

Interest expense decreased by $10.9 million to $23.8 million for the three quarters ended September 30, 2017, compared with $34.7 million for the three quarters ended October 1, 2016. Interest expense included the amortization and write-off of debt issuance costs of $1.8 million and $10.2 million in the first three quarters of 2017 and 2016, respectively. The period-over-period decrease in interest expense primarily reflected the reduction in non-cash amortization following the one-year maturity of the initial second lien loans used to partially fund the Sunrise Acquisition, and the repayment of $79.0 million of second lien debt with the net proceeds from the Preferred Stock offering in October 2016.

We recognized a recovery of income tax of $14.0 million for the three quarters ended September 30, 2017, compared with $15.6 million for the three quarters ended October 1, 2016 (which included the realization of $1.3 million of previously unrecognized tax benefits). The effective tax rate for the first three quarters of 2017 was 45.0%, compared with 43.8% for the first three quarters of 2016 (excluding the impact of the change in unrecognized tax benefits). The effective tax rates reflected the effect of a mix of pre-tax losses projected in the U.S. and pre-tax earnings in certain other jurisdictions. In fiscal 2017, pre-tax losses projected in the U.S. reflect anticipated costs associated with the Value Creation Plan, including asset impairment charges and employee termination costs related to the exit from flexible resealable pouch and nutrition bar product lines and operations, and closure of the San Bernardino facility. In fiscal 2016, pre-tax losses in the U.S. reflected costs associated with the Value Creation Plan (including the asset impairment charge related to the closure of the San Bernardino facility), Sunrise Acquisition, settlement of the product recall dispute, and product withdrawal and recall costs.

Loss from continuing operations attributable to SunOpta Inc. for the three quarters ended September 30, 2017 was $17.8 million, compared with a loss of $17.1 million for the three quarters ended October 1, 2016, a decrease of $0.7 million. Diluted loss per share from continuing operations was $0.27 for the three quarters ended September 30, 2017, compared with diluted loss per share from continuing operations of $0.20 for the three quarters ended October 1, 2016.

The loss from discontinued operations of $0.6 million in the first three quarters of 2016 was related our investment in Opta Minerals Inc., which we sold in April 2016.

On a consolidated basis, we realized a loss of $17.8 million (diluted loss per share of $0.27) for the three quarters ended September 30, 2017, compared with a loss of $17.7 million (diluted loss per share of $0.21) for the three quarters ended October 1, 2016.

For the three quarters ended September 30, 2017, adjusted loss was $3.5 million, or $0.04 per diluted share, on a consolidated basis, compared with adjusted earnings of $13.1 million, or $0.15 per diluted share, on a consolidated basis for the three quarters ended October 1, 2016. Excluding flexible resealable pouch and nutrition bar product lines and operations, which we plan to exit, adjusted earnings was $0.1 million, or $0.00 per diluted share, for the three quarters ended October 1, 2016, compared with $13.2 million, or $0.15 per diluted share, for the three quarters ended September 30, 2017. Adjusted EBITDA for the three quarters ended September 30, 2017 was $57.4 million on a consolidated basis, compared with $72.3 million on a consolidated basis for the three quarters ended October 1, 2016. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted EBITDA for the three quarters ended September 30, 2017 was $62.5 million, compared with $71.7 million for the quarter ended October 1, 2016. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	52	September 30, 2017 10-Q

Segmented Operations Information

Global Ingredients
	September 30,
For the three quarters ended	2017	October 1, 2016	Change	% Change

Revenues	$420,247	$441,694	$(21,447)	-4.9%
Gross Profit	52,453	54,716	(2,263)	-4.1%
Gross Profit %	12.5%	12.4%		0.1%

Operating Income	$18,388	$24,256	$(5,868)	-24.2%
Operating Income %	4.4%	5.5%		-1.1%

Global Ingredients contributed $420.2 million in revenues for the three quarters ended September 30, 2017, compared to $441.7 million for the three quarters ended October 1, 2016, a decrease of $21.4 million, or 4.9% . Excluding the impact on revenues of changes including foreign exchange rates and commodity-related pricing (a decrease in revenues of $12.0 million), and the recall of certain sunflower kernel products announced in the second quarter of 2016 (a decrease in revenues of $3.3 million), Global Ingredients revenues decreased approximately 1.4% . The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the three quarters ended October 1, 2016	$441,694
Lower roasted volumes due to reduced customer demand following the sunflower recall, and lower raw sunflower volumes due to competition from global suppliers	(16,618)
Decreased commodity pricing for domestically-sourced specialty and organic grains and seeds	(9,954)
Decreased commodity pricing for internationally-sourced organic ingredients	(1,703)
Decreased volumes of internationally-sourced organic ingredients including liquid sweeteners, fruits, vegetables and seeds, partially offset by increased volumes of nuts, animal feed and cocoa	(1,529)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar period-over-period	(294)
Increased volumes of domestically-sourced specialty soy and organic feed, partially offset by lower volumes of specialty corn and crop inputs	8,651
Revenues for the three quarters ended September 30, 2017	$420,247

Gross profit in Global Ingredients decreased by $2.3 million to $52.5 million for the three quarters ended September 30, 2017 compared to $54.7 million for the three quarters ended October 1, 2016, and the gross profit percentage increased by 0.1% to 12.5% . The increase in gross profit as a percentage of revenue was primarily due to a favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations, mostly offset by an unfavorable product mix of, and reduced pricing spreads on, certain organic commodities, and reduced operating efficiencies within our sunflower and roasting operations due to lower volumes following the recall. The table below explains the decrease in gross profit:

SUNOPTA INC.	53	September 30, 2017 10-Q

Global Ingredients Gross Profit Changes
Gross profit for the three quarters ended October 1, 2016	$54,716
Lower sales volumes of raw sunflower and roasted products, and reduced operating efficiencies due to lower production volumes	(4,746)
Favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations (partially offset by losses on forward currency contracts included below in operating income), as well as improved operating efficiencies at our European production facilities, partially offset by reduced pricing spreads and lower volumes of certain higher-margin internationally-sourced organic ingredients	2,173
Increased specialty soy and grain ingredient volumes, partially offset by reduced pricing spread on domestically-sourced organic feed and reduced volumes of higher-margin crop inputs due to a reduction in contracted acres	310
Gross profit for the three quarters ended September 30, 2017	$52,453

Operating income in Global Ingredients decreased by $5.9 million, or 24.2%, to $18.4 million for the three quarters ended September 30, 2017, compared to $24.3 million for the three quarters ended October 1, 2016. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the three quarters ended October 1, 2016	$24,256
Decrease in gross profit, as explained above	(2,263)
Increase in foreign exchange losses primarily related to forward currency contracts	(2,966)
Higher employee-related compensation costs due to increased headcount within our international organic ingredient operations, partially offset by lower non-compensation- related costs	(413)
Increase in corporate cost allocations	(226)
Operating income for the three quarters ended September 30, 2017	$18,388

Consumer Products
	September 30,
For the three quarters ended	2017	October 1, 2016	Change	% Change

Revenues	$566,951	$607,498	$(40,547)	-6.7%
Gross Profit	64,363	54,193	10,170	18.8%
Gross Profit %	11.4%	8.9%		2.5%

Operating Income %	$14,696	$6,989	$7,707	110.3%
Operating Income %	2.6%	1.2%		1.4%

Consumer Products contributed $567.0 million in revenues for the three quarters ended September 30, 2017, compared to $607.5 million for the three quarters ended October 1, 2016, a $40.5 million, or 6.7% decrease. Excluding the impact on revenues of changes in raw fruit commodity-related pricing (a decrease in revenues of $2.7 million) and sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $0.9 million), Consumer Products revenues decreased 6.6% . The table below explains the decrease in revenues:

SUNOPTA INC.	54	September 30, 2017 10-Q

SUNOPTA INC.	55	September 30, 2017 10-Q

Consumer Products Revenue Changes
Revenues for the three quarters ended October 1, 2016	$607,498
Lower volumes of frozen fruit due to declines in consumer consumption trends and lost customer volumes, and the impact of lower raw fruit commodity-related pricing passed on to customers, partially offset by increased fruit ingredient volumes	(34,592)
Lower retail sales of non-dairy aseptic beverages related to customer order patterns and the previously announced loss of a significant customer, partially offset by increased volumes of non-dairy aseptic beverage products into the foodservice channel, and higher volumes of premium juice and fruit snack products	(5,013)
Lower volumes of flexible resealable pouch volumes (including the impact on revenues from the closure of west coast pouch operations due to the fire at a third-party facility in the third quarter of 2016), partially offset by higher volumes of nutrition bars as a result of new product introductions	(942)
Revenues for the three quarters ended September 30, 2017	$566,951

Gross profit in Consumer Products increased by $10.2 million to $64.4 million for the three quarters ended September 30, 2017 compared to $54.2 million for the three quarters ended October 1, 2016, and the gross profit percentage increased by 2.5% to 11.4% . For the three quarters ended September 30, 2017, gross profit as a percentage of revenue was impacted by a write-down of flexible resealable pouch and nutrition bar inventories as a result of the plan to exit these product lines ($1.3 million), as well as costs associated with the closure of the San Bernardino facility ($0.4 million). For the three quarters ended October 1, 2016, gross profit as a percentage of revenue was impacted by the acquisition accounting adjustment related to Sunrise inventory sold ($13.4 million) and costs associated with the expansion activities at the Allentown aseptic beverage facility ($1.6 million). Excluding these costs, the gross profit percentage in Consumer Products would have been 11.7% for the three quarters ended September 30, 2017, compared with 11.4% for the three quarters ended October 1, 2016. The increase in gross profit percentage primarily reflected improved operating efficiencies and raw material pricing within our healthy fruit operations and operational savings from the closure of the San Bernardino facility, largely offset by higher losses within our flexible resealable pouch and nutrition bar operations. The table below explains the increase in gross profit:

Consumer Products Gross Profit Changes
Gross profit for the three quarters ended October 1, 2016	$54,193
Acquisition accounting adjustment related to Sunrise inventory sold in the first three quarters of 2016	13,404
Increased contribution on sales of frozen fruit, based on operating efficiencies due to the timing of the fruit harvest (which was delayed in fiscal 2016, resulting in higher labor costs and reduced supply) and favorable pricing on sourced raw fruit, as well as increased volumes of fruit ingredients, and productivity and cost reduction initiatives within fruit ingredient operations	5,784
Higher losses within flexible resealable pouch and nutrition bar operations (including the write-down of inventories related to exit activities), which reflected the impact of the closure of west coast pouch operations following the fire at a third-party facility in the third quarter of 2016, and higher plant costs and production inefficiencies related to the introduction of new nutrition bar offerings	(6,913)
Lower sales volumes of non-dairy aseptic beverages, partially offset by higher sales volumes of premium juice and fruit snack products, and operational savings following the closure of the San Bernardino facility	(2,105)
Gross profit for the three quarters ended September 30, 2017	$64,363

Operating income in Consumer Products increased by $7.7 million to $14.7 million for the three quarters ended September 30, 2017, compared to $7.0 million for the three quarters ended October 1, 2016. The table below explains the increase in operating income:

SUNOPTA INC.	56	September 30, 2017 10-Q

Consumer Products Operating Income Changes
Operating loss for the three quarters ended October 1, 2016	$6,989
Increase in gross profit, as explained above	10,170
Lower foreign exchange losses on international operations, and lower non- compensation-related costs	2,271
Increase in corporate cost allocations	(4,734)
Operating income for the three quarters ended September 30, 2017	$14,696

Corporate Services
	September 30,
For the three quarters ended	2017	October 1, 2016	Change	% Change

Operating Loss	$(28,460)	$(6,544)	$(21,916)	-334.9%

Operating loss at Corporate Services increased by $21.9 million to $28.5 million for the three quarters ended September 30, 2017, from a loss of $6.5 million for the three quarters ended October 1, 2016. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the three quarters ended October 1, 2016	$(6,544)
Third-party consulting costs and employee recruitment, relocation and retention costs associated with the Value Creation Plan	(20,356)
Higher employee-related compensation costs, including stock-based compensation, associated with the Value Creation Plan	(6,552)
Decrease in foreign exchange gains on foreign currency transactions	(92)
Increase in corporate cost allocations to SunOpta reporting segments	4,960
Lower non-compensation-related costs, partially offset by the unfavorable impact on Canadian dollar-denominated corporate headquarter expenses of a weaker average U.S. dollar period-over-period	124
Operating loss for the three quarters ended September 30, 2017	$(28,460)

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

•	Existing cash and cash equivalents;

•	Available operating lines of credit;

•	Cash flows generated from operating activities, including working capital efficiency efforts;

•	Cash flows generated from the exercise, if any, of stock options during the year;

•	Potential additional long-term financing, including the offer and sale of debt and/or equity securities; and

•	Potential sales of non-core divisions, or assets.

SUNOPTA INC.	57	September 30, 2017 10-Q

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

On September 19, 2017, we entered into an amendment to the Global Credit Facility to add an additional U.S. asset-based credit subfacility of an aggregate principal amount of $15.0 million. The principal amount of this subfacility is repayable in quarterly instalments of $2.5 million, commencing with the fiscal quarter ending March 31, 2019. Borrowings repaid under this subfacility may not be borrowed again. The applicable margin for this subfacility ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers’ acceptance rate borrowings.

As at September 30, 2017, we had outstanding borrowings of $256.4 million and approximately $69.0 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 8(1) to the unaudited consolidated financial statements included in this report.

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the “Notes”). The issuance of the Notes represented the culmination of the financing arrangements associated with the Sunrise Acquisition. For more information on the Notes, see note 8(3) to the unaudited consolidated financial statements included in this report.

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

Cash Flows

Quarter ended September 30, 2017 Compared to quarter ended October 1, 2016

Net cash and cash equivalents decreased $0.6 million in the third quarter of 2017 to $2.9 million as at September 30, 2017, compared with $3.5 million at July 1, 2017, which primarily reflected cash used by continuing operating activities of $11.1 million and capital expenditures of $6.5 million, offset by borrowings of $19.2 million under our line of credit facilities.

Cash used in operating activities of continuing operations was $11.1 million in the third quarter of 2017, compared with cash provided of $17.0 million in the third quarter of 2016, an increase in cash used of $28.1 million. The increase in cash used by operating activities in the third quarter of 2017, compared with the third quarter of 2016, reflected the relative timing of fruit purchases and the cash payment of $8.0 million of costs incurred under the Value Creation Plan.

Cash used in investing activities of continuing operations was $7.8 million in the third quarter of 2017, compared with cash used of $5.5 million in the third quarter of 2016, an increase of $2.3 million, which mainly reflected the acquisition of the non-controlling interest in our Mexican frozen fruit operations for $1.7 million, and an increase in capital expenditures of $1.1 million to add a second processing line at our Dutch cocoa facility, as well as to implement food safety and production enhancements across our manufacturing facilities.

Cash provided by financing activities of continuing operations was $18.2 million in the third quarter of 2017, compared with cash used of $14.6 million in the third quarter of 2016, an increase in cash provided of $33.8 million. Net borrowings under our line of credit facilities increased $19.2 million in the third quarter of 2017, compared with a decrease of $13.1 million the third quarter of 2016. The quarter-over-quarter increase in borrowings of $32.3 million mainly reflected the increase in working capital requirements in the third quarter of 2017.

SUNOPTA INC.	58	September 30, 2017 10-Q

Three quarters ended September 30, 2017 Compared to three quarters ended October 1, 2016

Net cash and cash equivalents increased $1.6 million in the first three quarters of 2017 to $2.9 million as at September 30, 2017, compared with $1.3 million as at December 31, 2016, which primarily reflected $48.6 million of borrowings under our line of credit facilities, partially offset by capital expenditures of $22.7 million, cash used by continuing operating activities of $17.4 million and preferred stock dividends of $5.0 million.

Cash used in operating activities of continuing operations was $17.4 million in the first three quarters of 2017, compared with cash used of $35.3 million in the first three quarters of 2016, a decrease in cash used of $17.9 million. The decrease in cash used by operating activities in the first three quarters of 2017, compared with the first three quarters of 2016, reflected cash generated through working capital efficiency initiatives, which were focused on lowering inventory positions, maximizing purchasing terms, and augmenting collection efforts for accounts receivable. These positive efforts were partially offset by the cash settlement of $28.4 million of costs incurred under the Value Creation Plan.

Cash used in investing activities of continuing operations was $23.3 million in the first three quarters of 2017, compared with $14.1 million in the first three quarters of 2016, an increase in cash used of $9.2 million, which mainly reflected an increase in capital expenditures of $7.8 million related to new capabilities within our aseptic beverage operations and expansion of our Dutch cocoa facility, as well as food safety and production enhancements. In addition, capital expenditures in the first three quarters of 2017 included $3.2 million related to the early buyout of equipment leases associated with the closure of the San Bernardino facility.

Cash provided by financing activities of continuing operations was $42.2 million in the first three quarters of 2017, compared with $45.4 million in the first three quarters of 2016, a decrease in cash provided of $3.2 million. Net borrowings under our line of credit facilities increased $48.6 million in the first three quarters of 2017, compared with an increase of $65.8 million the first three quarters of 2016, a period-over-period decrease in borrowings of $17.2 million, which reflected the reduction in working capital requirements in the first three quarters of 2017, and the repayment of $10.0 million of second lien debt in the first three quarters of 2016, partially offset by the period-over-period increase in capital spending. Net borrowings under our line of credit facilities in the first three quarters of 2016 reflected the repayment in full of outstanding borrowings of $192.7 million under our former North American and European credit facilities with borrowings under the Global Credit Facility.

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

SUNOPTA INC.	59	September 30, 2017 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended September 30, 2017. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	60	September 30, 2017 10-Q

PART II - OTHER INFORMATION

 Item 1. Legal Proceedings

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes approximately 10,000 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties attended mediation on October 12, 2017 and reached a general agreement to resolve the matter on a class-wide basis. The parties are negotiating the remaining details of the settlement which is subject to court approval. It is anticipated that the parties will seek preliminary approval of the settlement from the court in December 2017 or January 2018. The Company expects to recover the full amount payable under the settlement through insurance coverage and an escrow account established in connection with the Company’s acquisition of Sunrise Holdings (Delaware), Inc. in October 2015.

From time to time, we are involved in other litigation incident to the ordinary conduct of our business. For a discussion of legal proceedings, see note 15 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

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

Item 5. Other Information

Election of Director

On November 6, 2017, the Board of Directors of the Company (the “Board”) appointed Derek Briffett as a director of the Company, increasing the size of the Board to nine directors. Mr. Briffett is expected to serve on the Board’s Audit Committee.

Mr. Briffett was not selected as a director pursuant to any arrangements or understandings with the Company or with any other person and there are no transactions between Mr. Briffett and the Company that would require disclosure under Item 404(a) of Regulation S-K.

Mr. Briffett will be compensated for his service on the Board on the same basis as each of the Company’s other non-employee directors. In addition to annual grants of restricted stock units, directors who are not employees of the Company receive an annual cash retainer of $50,000 and reimbursement for reasonable travel and related expenses to attend meetings and to manage Board responsibilities.

Item 6. Exhibits

The following exhibits are included as part of this report.

10.1†	Separation Agreement and Full and Final Release between SunOpta Inc. and Edward Haft (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017).

10.2

Second Amendment and Joinder, dated September 19, 2017, to the Credit Agreement, dated as of February 11, 2016, among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2017).

31.1*	Certification by David Colo, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by David Colo, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

SUNOPTA INC.	61	September 30, 2017 10-Q

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	62	September 30, 2017 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 8, 2017	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	63	September 30, 2017 10-Q