Form 10-K
period 2017-12-30
SunOpta Inc.
filed 2018-03-01
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2017

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
Yes [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]     Accelerated filer [   ]      Non-accelerated filer[   ]       (Do not check if a smaller reporting company)  Smaller reporting company[   ]       Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]      No [X]

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant’s common shares on July 1, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $765 million. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of February 23, 2018 was 86,805,091.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.
FORM 10-K
For the year ended December 30, 2017
TABLE OF CONTENTS

SUNOPTA INC.	1	December 30, 2017 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“Form 10-K”) to “SunOpta”, the “Company”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars (“C$”), euros (“€”) and Mexican pesos (“M$”), as well as British pounds (“£”). The following table sets forth, for the periods indicated, the rate of exchange for the Canadian dollar, euro, and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates. These rates are provided solely for convenience, and do not necessarily reflect the rates used by us in the preparation of our financial statements.

	Canadian Dollar		Euro		Mexican Peso
Year	Closing	Average	Closing	Average	Closing	Average
2017	0.7971	0.7708	1.1998	1.1281	0.0509	0.0530
2016	0.7448	0.7548	1.0553	1.1066	0.0485	0.0537
2015	0.7225	0.7820	1.0859	1.1091	0.0582	0.0631

Forward-Looking Statements

This Form 10-K contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “target”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; our ability to implement the four pillars and achieve the objectives of our strategic Value Creation Plan, including realizing our targeted adjusted earnings before income taxes, depreciation and amortization (“EBITDA”), expected benefits from adjusted EBITDA enhancements implemented to-date, and targeted working capital efficiencies; estimated losses and related insurance recoveries associated with the recall of certain roasted sunflower kernel products; anticipated timing for completion of the expansion of our Mexican frozen fruit facility; anticipated timing of the consolidation of our roasted snack operations and related closure of our Wahpeton, North Dakota, facility; other possible operational consolidations; rationalization of assets and operations; business strategies; plant and production capacities; revenue generation potential; anticipated construction costs; competitive strengths; goals; capital expenditure plans; business and operational growth and expansion plans; anticipated operating margins and operating income targets; gains or losses associated with business transactions; cost reductions; rationalization and improved efficiency initiatives; proposed new product offerings; future growth of our business and global markets for our products; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

•	failure or inability to implement our value creation strategies to achieve anticipated benefits;

•	conflicts of interest between our significant investors and our other stakeholders;

•	disruptions to our business caused by shareholder activism;

•	product liability suits, recalls and threatened market withdrawals that may arise or be brought against us;

•	food safety concerns and instances of food-borne illnesses that could harm our business;

SUNOPTA INC.	2	December 30, 2017 10-K

•	litigation and regulatory enforcement concerning marketing and labeling of food products;

•	significant food and health regulations to which we are subject;

•	ability to obtain additional capital as required to maintain current growth rates;

•	the potential for impairment charges in goodwill or other intangible assets;

•	the highly competitive industry in which we operate;

•	that our customers may choose not to buy products from us;

•	the potential loss of one or more key customers;

•	changes and difficulty in predicting consumer preferences for natural and organic food products;

•	our ability to effectively manage our supply chain;

•	volatility in the prices of raw materials and energy;

•	the availability of organic and non-genetically modified ingredients;

•	unfavorable growing and operating conditions due to adverse weather conditions;

•	an interruption at one or more of our manufacturing facilities;

•	technology failures that could disrupt our operations and negatively impact our business;

•	the potential for data breaches and the need to comply with data privacy and protection laws and regulations;

•	the loss of service of our key management;

•	labor shortages or increased labor costs;

•	technological innovation by our competitors;

•	ability to protect our intellectual property and proprietary rights;

•	changes in laws or regulations governing foreign trade or taxation;

•	agricultural policies that influence our operations;

•	substantial environmental regulation and policies to which we are subject;

•	the enactment of climate change laws;

•	fluctuations in exchange rates, interest rates and the prices of certain commodities;

•	exposure to our international operations;

•	increased vulnerability to economic downturns and adverse industry conditions due to our level of indebtedness;

•	restrictions under the terms of our debt and equity instruments on how we may operate our business;

•	our ability to renew our revolving asset-based credit facility (the “Global Credit Facility”) when it becomes due on February 10, 2021;

SUNOPTA INC.	3	December 30, 2017 10-K

•	ability to meet the financial covenants under the Global Credit Facility or to obtain necessary waivers from our lenders;

•	our ability to effectively manage our growth and integrate acquired companies;

•	our ability to achieve the estimated benefits or synergies to be realized from business acquisitions;

•	exposure to unknown liabilities arising from business acquisitions;

•	unexpected disruptions in our business, including disruptions resulting from business acquisitions;

•	our ability to successfully consummate possible future divestitures of businesses;

•	volatility of our operating results and share price;

•	that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;

•

dilution in the value of our common shares through the exchange of convertible preferred stock, exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities; and

•	impact of the publication of industry analyst research or reports about our business on the value of our common shares.

All forward-looking statements made herein are qualified by these cautionary statements, and our actual results or the developments we anticipate may not be realized. Our forward-looking statements are based only on information currently available to us and speak only as of the date on which they are made. We do not undertake any obligation to publicly update our forward-looking statements, whether written or oral, after the date of this report for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A, Risk Factors, included elsewhere in this report.

SUNOPTA INC.	4	December 30, 2017 10-K

PART I

Item 1. Business

INTRODUCTION

SunOpta, a corporation organized under the laws of Canada in 1973, is a leading global company operating businesses focused on a healthy products portfolio that promotes sustainable well-being. We are focused on sourcing non-genetically modified (“non-GMO”) and organic ingredients and manufacturing healthy food and beverage products. We operate an integrated “field-to-table” business model leveraging our global ingredient sourcing platform to process and market non-GMO and organic ingredients for retailers, food manufacturers and foodservice operators. We also manufacture packaged products focused on the high growth healthy beverages, healthy fruit and healthy snacks categories for our retail, foodservice and branded food customers. We believe we are a North American market leader in non-dairy organic aseptic beverages, premium refrigerated private label orange juice, individually quick frozen (“IQF”) organic fruit, healthy premium fruit snacks, and the global sourcing and supply of non-GMO and organic raw materials and ingredients. Our scalable global sourcing platform makes us one of the leading suppliers of non-GMO and organic raw materials and ingredients in the food industry, and provides us leading insights into emerging food and beverage trends. Our product portfolio is strategically aligned with the fast-growing consumer demand for high quality, healthy non-GMO and organic food and beverage products.

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

Our Product Portfolio

Our diverse consumer products portfolio utilizes non-GMO and organic raw materials and ingredients that are sourced primarily by our vertically integrated global ingredients capabilities, and consists of three main commercial platforms:

•

Healthy Beverages – We offer a full line of aseptic beverages, including non-dairy beverages (including almond, soy, coconut, rice and others), broths, teas and nutritional beverages. We also offer refrigerated premium juices, shelf-stable juices and functional waters. We believe we are the leading North American provider of non-dairy organic aseptic beverages and premium refrigerated private label organic orange juice.

•

Healthy Fruit – We offer IQF fruit for retail (e.g., strawberries, blueberries, mango, pineapple, blends and other berries and fruit), IQF and bulk frozen fruit for foodservice (e.g., purées, fruit cups and smoothies), and custom fruit preparations for industrial use. We believe we are the leading North American provider of private label non-GMO and organic IQF fruit.

•

Healthy Snacks – We offer fruit snacks (including bars, twists, ropes and bite-sized varieties) and roasted grain and seed snacks. We believe we are a leading North American provider of premium healthy fruit snacks. During 2017, we exited our flexible resealable pouch and nutrition bar product lines and operations, which were formerly part of the Healthy Snacks platform.

Our global ingredients platform is focused on the procurement and sale of non-GMO and organic grains and seeds (including ancient grains and seeds), fruits, vegetables, sweeteners, coffees, nuts and other products as ingredients in both raw material and processed ingredient forms. In addition to supplying ingredients for our own healthy food and beverage product portfolio, we are a leading supplier of raw materials and processed ingredients to a number of global food manufacturers and foodservice operators. Our vertically integrated model allows us to leverage our scalable and diverse supply of high quality non-GMO and organic ingredients, adding value to a product at multiple stages of the supply chain and delivering comprehensive non-GMO and organic food ingredients and packaged goods solutions to our customers’ evolving demands. This model allows us to generate additional revenue from our global ingredients customers by providing them with high quality healthy food and beverage products.

Using our vertically integrated business model, we process non-GMO and organic food ingredients into consumer-packaged products. Our food ingredients are converted from raw materials, and our raw materials are sourced from approximately 5,000 suppliers encompassing approximately 10,000 growers in over 65 countries. Our employees and assets, which include 22 processing and packaging facilities, are principally located in North America and Europe with smaller sourcing and processing operations in Africa and China. Our operations and capabilities provide the flexibility to modify our product portfolio to adapt to the changing consumer needs for non-GMO and organic food and beverage products. As a general principle, we do not own or operate our own farms, retail stores, or extensively market our own consumer brands.

SUNOPTA INC.	5	December 30, 2017 10-K

Our commitment and proactive approach to new product development and innovation drives our ability to introduce new higher margin food and beverage products to the market. The resources of our advanced innovation center in Edina, Minnesota, support our product development activities, with a dedicated team of food scientists, engineers and technicians, who proactively engage customers in creating and developing new products. Our innovation platform supports our leadership position in non-GMO and organic food and strengthens our relationships with our retail, foodservice and contract manufacturing customers.

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

Following the strategic partnership, with the assistance of Oaktree, we conducted a thorough review of our operations, management and governance, with the objective of maximizing our ability to deliver long-term value to our shareholders. As a product of this review our management and the Board of Directors developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Value Creation Plan is a broad-based initiative focused on increasing shareholder value through strategic investments made in the people and assets of the Company to deliver sustained profitable growth. We expect the Value Creation Plan to be implemented in phases, and span several years.

As part of the first phase of the Value Creation Plan, we are targeting implementation of $30 million of productivity-driven annualized enhancements of adjusted EBITDA, in the first phase of the plan, to be implemented over 2017 and 2018. During fiscal 2017, these adjusted EBITDA benefits were offset by expenses associated with the Value Creation Plan, including structural investments made in the areas of quality, sales, marketing, operations and engineering resources, as well as non-structural third-party consulting support, severance, and recruiting costs. The plan also calls for increased investment in capital upgrades at several manufacturing facilities to enhance food safety and manufacturing efficiencies. Over time, these investments are expected to yield additional improvement in adjusted EBITDA beyond the $30 million of initial productivity-driven savings. During 2017, we progressed against each of the four pillars of the Value Creation Plan and we believe we are on track to achieve targeted productivity enhancements, while continuing to make the necessary structural investments we believe will accelerate growth and drive long-term value. Progress on each of the four pillars of the Value Creation Plan is highlighted below:

Portfolio Optimization

The focus of the portfolio optimization pillar is to simplify the business, investing where structural advantages exist, while exiting businesses or product lines where we are not effectively positioned. Highlights include:

•

Expansion project to add incremental freezing capacity, storage, and retail bagging capabilities to our Mexican frozen fruit facility (which we now wholly-own, following our acquistion of remaining non-controlling interests in July 2017). This project should enable diversification of the fruit varieties sourced from Mexico, and is expected to drive incremental cost savings, in addition to enhanced profitability from retail bagging capabilities.

•

Expansion project to add a second roasting and processing line at the our organic cocoa facility in the Netherlands. This expansion is expected to approximately double processing capacity in addition to adding new capabilities, all in support of increased demand and future growth opportunities in cocoa.

•	Addition of a new oil processing line at our Bulgarian sunflower facility, which is expected to drive incremental margins through growth and production efficiency.

SUNOPTA INC.	6	December 30, 2017 10-K

•

Investment into our roasted snacks capabilities at our Crookston, Minnesota, facility, which also involves the planned closure of our Wahpeton, North Dakota, roasting facility. This expansion is expected to be operational in the third quarter of 2018, which will support further growth of a variety of roasted grains and seeds.

•

Discontinuation of flexible resealable pouch and nutrition bar product lines and operations in the fourth quarter of 2017, and related closure of our Carson City, Nevada, nutrition bar processing facility.

•

Consolidation of certain soy and specialty grain volume and closure of a grain-handling facility in Moorhead, Minnesota, in the third quarter of 2017, to enhance facility utilization and reduce operating costs.

•	Closure of our San Bernardino, California, juice facility in the fourth quarter of 2016.

•	Consolidation of our ingredients processing operations in the fourth quarter of 2016, and the related closure of a soy extraction facility located in Heuvelton, New York.

Since the initiation of the Value Creation Plan, we have implemented portfolio changes that are expected to yield approximately $7.9 million of annualized adjusted EBITDA benefits.

Operational Excellence

The focus of the operational excellence pillar is to ensure food quality and safety, coupled with improved operational performance and efficiency. We expect these efforts to generate productivity improvements and cost savings in manufacturing, procurement and logistics. Highlights include:

•	Advances in food safety and quality efforts across the entire manufacturing footprint.

•

Rollout of a new continuous improvement methodology (“SunOpta 360”) across our network of aseptic beverage facilities, which is helping to drive an expected 20% improvement in output from existing aseptic lines in 2018, in addition to enhanced production capabilities that will add new value-added non-dairy alternatives.

•

Actions taken to right-size the incoming 2018 fruit crop, in connection with the implementation of new sales and operations planning (“S&OP”) tools within Consumer Products, which is expected to reduce storage costs and lower working capital, and operationally better prepare our frozen fruit operations for the start of the upcoming fruit season.

•	Incremental counter-seasonal harvest opportunities enabled by the expansion of the Mexican fruit processing operations, allowing procurement to leverage lower cost sourcing alternatives.

•	Continued identification and implementation of productivity initiatives focusing on manufacturing efficiencies, purchasing synergies and effective supply chain management.

•	Working capital optimization efforts leading to a significant year-over-year improvement in operating cash flows.

Since the initiation of the Value Creation Plan, we have implemented process improvements and cost savings that are expected to yield approximately $6.9 million of annualized adjusted EBITDA benefits.

Go-To-Market Effectiveness

The focus of the go-to-market effectiveness pillar is to optimize customer and product mix in existing sales channels, and identify and penetrate new high-potential sales channels. We expect efforts under this pillar to improve revenue growth and profitability over time. Highlights include:

•

Continued growth of the pipeline of commercial opportunities across all consumer product platforms, with a growing diversity of opportunities across categories and channels where we are currently under-represented.

•	Filling of the new position of Chief Customer Officer for Consumer Products, as well as hiring a new head of marketing.

•

Addition of new commercial talent in the areas of sales, marketing, and research and development, which has furthered the development of control branded products that are expected to enhance access to the foodservice channel.

•	Creation of a new foodservice distribution network, leveraging third parties, which will support our plan to grow and diversify penetration into the foodservice channel.

SUNOPTA INC.	7	December 30, 2017 10-K

In 2017, we have implemented go-to-market improvements through strategic pricing actions expected to yield approximately $1.2 million of annualized adjusted EBITDA benefits. In 2018, efforts under the go-to-market pillar are focused on driving incremental sales volume.

Process Sustainability

The focus of the process sustainability pillar is to ensure we have the infrastructure, systems and skills to sustain the business improvements and value captured from the Value Creation Plan. Broadening the skillset and experience of our leadership team is a critical component to the process sustainability pillar of the Value Creation Plan. Highlights include:

•

Filling the positions of Chief Executive Officer, Chief Human Resources Officer, Chief Information Officer, Chief Quality Officer, Senior Vice President of Operations and Engineering, and Senior Vice President of Supply Chain, as well as the appointment of a new General Manager to lead our Healthy Fruit platform.

•	Additional hiring of other management-level positions in the areas of sales, marketing, customer service, engineering, operations, quality, and other functional support services.

•	Progress on an enterprise resource planning implementation project at the Mexican frozen fruit facility, with expectation that the new system to be operational during the second quarter of 2018.

•

Restructuring of S&OP process and tools in the frozen fruit operations, which is expected to drive greater discipline and accuracy into the fruit pack plan, ensuring grower commitments are aligned with commercial demand.

•	Addition of experienced plant and quality assurance managers in several facilities.

•	Continued focus on customer service and working capital levels as S&OP processes and support systems are refined.

•

Under new leadership, shifting the focus of the internal audit function towards value-added business process improvements that are designed to support and ensure we sustain improvements made as part of the Value Creation Plan.

In 2018, it is expected that the majority of future adjusted EBITDA benefits achieved under the Value Creation Plan will be focused on the operational excellence and go-to-market effectiveness pillars.

The statements we make in this Form 10-K about the expected results of the Value Creation Plan, including the timing for completion of measures undertaken, expected improvements in earnings, adjusted EBITDA, working capital efficiencies, expected cash flows, and expected costs, are forward-looking statements. Forward-looking statements contained in this Form 10-K are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect. Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect. These factors are more fully described in the “Risk Factors” section at Item 1A of this Form 10-K. Adjusted EBITDA is a non-GAAP measures that management uses when assessing the performance of our operations. See footnote (3) to the “Consolidated Results of Operations for Fiscal Years 2017 and 2016” table in management’s discussion and analysis of financial condition and results of operations at Item 7 of this Form 10-K for a discussion on the use of this non-GAAP measure and for a reconciliation of adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	8	December 30, 2017 10-K

Governance and Management Transitions

Board of Directors

On November 6, 2017, Derek Briffett was appointed to the Company’s Board of Directors, increasing the size of the Board to nine directors. Mr. Briffett also serves on the Company’s Audit Committee. Mr. Briffett most recently served as Chief Operating Officer from 2013 to 2015 for Associated Brands, which was acquired by Treehouse Foods, leading operations, supply chain and co-manufacturing sales in addition to finance, information technology and customer service.

Management

Effective January 31, 2018, Colin Smith no longer serves as Chief Operating Officer (“COO”) of Consumer Products, due to his acceptance of a new role at Oaktree. Mr. Smith is a Managing Director and member of the Portfolio Transformation Team at Oaktree, and was appointed COO of Consumer Products in February 2017, following Oaktree’s investment in, and strategic partnership with, SunOpta in October 2016. Mr. Smith’s position with Consumer Products will be eliminated following his departure. Mr. Smith will continue to act as an advisor to the Company for matters related to the Value Creation Plan.

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

•

Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptic packaged products including non-dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks is focused on fruit snack offerings, and formerly included our flexible resealable pouch and nutrition bar product lines, which we exited in 2017.

SUNOPTA INC.	9	December 30, 2017 10-K

In addition, Corporate Services provides a variety of management, financial, legal, information technology, treasury and administration services to each of our operating segments from our headquarters in Mississauga, Ontario and our administrative office in Edina, Minnesota.

Financial information for each reportable segment describing revenues from external customers, a measure of profit or loss, and total assets for the last three fiscal years, as well as financial information about geographic areas for the last three fiscal years, is presented in note 24 of the Consolidated Financial Statements.

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

Global Ingredients sources raw materials, ingredients and certain grain-based food products from approximately 65 countries around the world, which include:

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

•	Seed- and grain-based animal feed and pet food products that originate from select organic and non-GMO soy, corn, sunflower and other commodities.

Global Ingredients also engages in processing and contract manufacturing services that include:

•	Seed and grain conditioning services for soy, corn and sunflower.

•	Grain milling for corn, with various granulations and batch sizing.

•	Coffee and sesame seed processing.

•	Dry and oil roasting and packaging, including in-shell sunflower and sunflower kernels, corn, soy- and legume- based snacks.

•	Liquid (concentrates and oil) and dried format seed, grain and cocoa based ingredients utilizing non-GMO and organic soy, corn, sunflower, rice, and cocoa.

•	Specialty and organic functional ingredients, including maltodextrins, tack blends, flavor enhancing products, including snack coatings, cheese powders and flavor systems.

Competition—Global Ingredients

Food ingredients are considered niche items often sourced, developed or processed for specific customers or industry segments. Global Ingredients competes with large seed, grain, raw material and specialty ingredient suppliers for customers and competes with other companies active in the international commercial seed, grain and raw material procurement market for supply. Its non-GMO and organic specialty products compete in the smaller niche commercial non-GMO and organic seed, grain and raw material markets. Key to competing in these markets is access to transportation, supply and relationships with producers. Competitors include major food companies with food ingredient divisions, other food ingredient and sourcing companies, and consumer food companies that also engage in the development and sale of food ingredients. Many of these competitors have financial and technical resources, as well as production and marketing capabilities that are greater than our own.

SUNOPTA INC.	10	December 30, 2017 10-K

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

No customers accounted for more than 10% of revenues from our Global Ingredients segment in 2017.

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

•

Aseptic beverages including almond, soy, coconut, rice and other non-dairy beverages, as well as adjacent categories such as broths, teas and nutritional beverages. Specializing in aseptic product offerings, Consumer Products produces a variety of pack sizes, including multi-serve and single-serve formats, all shelf stable with long shelf lives.

•

Organic and conventional beverage products, including shelf stable and refrigerated juices, specialty beverages, and functional waters. Consumer Products partners with third-party fillers to provide extended shelf life refrigerated packaging formats to its customers.

SUNOPTA INC.	11	December 30, 2017 10-K

•

Our Healthy Beverage platform operates from an east to west network of three facilities, as well as co- manufacturing relationships that allow us to minimize distribution costs for our customers, maintain redundant back-up plans, and offer reliable, year-round programs.

•	Healthy Fruit

•

IQF natural and organic frozen fruits and vegetables, including strawberries, blueberries, raspberries, mango, peppers, broccoli, blends and many other items. Consumer Products produces a variety of packaging formats, including tubs, stand-up pouches, cups and polybags to address the needs of its retail and foodservice customers.

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

•

Our frozen fruit operations consist of five facilities that extend from central Mexico to California, as well as a production facility in Kansas. Strategically our north to south footprint on the west coast allows us to maximize access to supply of fruit over the course of the full growing season, while our operation in the Midwest serves as a lower-cost launching pad to deliver product to the east coast. Our fruit ingredient operations are located in California.

•	Healthy Snacks

•	Natural and organic fruit-based snacks in bar, twist, rope and bite size shapes, with the ability to add a variety of ingredients.

•	Our healthy snack platform maintains bi-coastal production which helps to minimize delivery costs to our customers.

Competition—Consumer Products

Consumer Products’ healthy beverage and healthy snack offerings compete with major food manufacturing companies, as well as a number of other regional manufacturers. Its healthy fruit offerings face competition from both branded and private label fruit providers. It faces competition when securing fruit and vegetable raw materials; however, due to the location of its processing facilities, it is able to source these raw materials from a number of growing regions and suppliers. Integrated sourcing through Global Ingredients, which supplies a number of core raw materials, combined with in-house processing and packaging capabilities, provides Consumer Products with a low-cost advantage over many of its competitors.

Distribution, Marketing and Sales—Consumer Products

Consumer Products supplies the private-label retail market, including large retailers and club stores, branded food companies, food manufacturers, foodservice distributors, quick service and casual dining restaurants located principally in North America. In addition, it markets branded food products under SunOpta-controlled brands, including Sunrich® Naturals and Pure Nature™. Consumer Products generally conducts its business with customers on the basis of purchase orders and price quotations, without other formal agreements related to minimum or maximum supplies or pricing.

In 2017, Costco Wholesale, Starbucks Corporation and Walmart Inc. accounted for approximately 17%, 15% and 11%, respectively, of revenues from our Consumer Products operating segment and approximately 10%, 9% and 6%, of our consolidated revenues, respectively. No other customers accounted for more than 10% of revenues from our Consumer Products operating segment in 2017.

Suppliers—Consumer Products

Consumer Products’ raw materials are subject to the availability of fruit and vegetable supply, which is based on conditions that are beyond our control. Fresh and frozen fruits, berries, and vegetables are sourced directly from a large number of suppliers throughout the U.S., Mexico and globally, or through Global Ingredients. We believe our scale and location close to growing areas makes Consumer Products’ an attractive customer for fruit growers.

SUNOPTA INC.	12	December 30, 2017 10-K

Consumer Products also relies on its packaging suppliers to ensure delivery of often unique, portable, and convenient consumer packaging formats. In our aseptic packaging facilities, we specialize in the use of Tetra Pak equipment in a variety of pack sizes and also offer a variety of opening types and extended shelf life (“ESL”) options. Consumer Products also partners with third party fillers to provide ESL and refrigerated packaging formats to its customers.

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

U.S. Regulations

Our activities in the U.S. are subject to regulation by various government agencies, including the Food and Drug Administration (“FDA”), the Federal Trade Commission (“FTC”), the Environmental Protection Agency (“EPA”), the USDA, Occupational Safety and Health Administration (“OSHA”), and the Departments of Commerce and Labor, as well as voluntary regulation by other bodies. Various state and local agencies also regulate our activities.

USDA National Organic Program and Similar Regulations

We currently manufacture and distribute a number of organic products that are subject to the standards set forth in the Organic Foods Production Act and the regulations adopted thereunder by the National Organic Standards Board. In addition, our organic products may be subject to various state regulations. We believe that we are in material compliance with the organic regulations applicable to our business, and we maintain an organic testing and verification process. Generally, organic food products are produced using:

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

SUNOPTA INC.	13	December 30, 2017 10-K

Food Safety, Labeling and Packaging Regulations

As a manufacturer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act and regulations promulgated thereunder by the FDA and the FTC. This regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the U.S.

State and local statutes and regulations may impose additional food safety, labeling, and packaging requirements. For instance, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly referred to as “Proposition 65”) requires, with a few exceptions, that a specific warning appear on any consumer product sold in California that contains a substance, above certain levels, listed by that state as having been found to cause cancer or birth defects. We believe we are in material compliance with state and local statutes and regulations as they apply to our business.

Environmental Regulations

We are also subject to various U.S. federal, state and local environmental regulations. Some of the key environmental regulations in the U.S. include, but are not limited to, the following:

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

In Canada, the sale of food is currently regulated under various federal and provincial laws, principally the federal Food and Drugs Act (“FADA”), Canada Agricultural Products Act (“CAPA”), and the Canadian Environmental Protection Act, 1999 (“CEPA”), along with their supporting regulations. Some of the key Canadian regulatory instruments include but are not limited to the following:

•

Food and Drug Regulations (under the FADA) – food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labeling, advertising and marketing, and licensing requirements. New requirements regarding nutrition and ingredient labeling and food color were introduced on December 14, 2016. To the extent the new labeling requirements apply to products manufactured and sold by the Company, we will have a five-year transitional period to adopt them. Amendments dealing with food colour specifications and the removal of synthetic colour certification requirements came into effect immediately.

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

SUNOPTA INC.	14	December 30, 2017 10-K

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

•

Canada Food Inspection Agency Act (“CFIAA”) – the CFIAA grants power to the Canadian Food Inspection Agency (the “CFIA”), which is tasked with the administration and enforcement of certain Canadian food legislation. By virtue of the CFIAA and CAPA, the CFIA has the power to inspect and, if deemed necessary, recall certain products, including fresh fruit and vegetables, processed foods and organic foods, if the Minister believes that such products pose a risk to the public, animal or plant health.

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

In January, 2017, the Government of Canada published the second version of its proposed Safe Food for Canadians Regulations (“SFCR”) under the authority of the Safe Food for Canadians Act (“SFCA”). Publication of the SFCR was accompanied by a 90-day public consultation period that ended on April 21, 2017. In January, 2018, the CFIA published a report summarizing submissions received pursuant to the proposed SFCR. The final regulations are expected to be published in the spring of 2018. If and when they become effective, the SFCR will consolidate 13 existing Canadian regulations and the food labeling provisions of the CPLA, and thereby establish a comprehensive set of regulations which govern all food sectors subject to CFIAA oversight, including federally registered sectors and food that is destined for import, export or interprovincial trade. Principal elements of the SCFR which are likely to impact the Company include licensing requirements for the import, export and interprovincial trade of food, traceability requirements, reporting requirements and timelines, preventative controls, an export certificate request process, prescribed container sizes and weights for certain products, labeling regulations and standards of identity and expansion of organic certification to service providers and additional products. The licensing requirements will be immediate for sectors such as meat, eggs and other previously federally registered sectors and up to three years for other sectors.

We are subject to Dutch and European Commission (“EC”) regulations and policies. Our European subsidiary, The Organic Corporation (“TOC”), is involved in the sourcing, supplying, processing, marketing, selling and distribution of organic food products and, as such, is subject to standards for production, labeling and inspection of organic products contained in EC Regulation 2092/91 (and its subsequent amendments). TOC is certified by Skal, the inspection body for the production (trading and selling) of organic products in the Netherlands. Products certified as organic by an EU-recognized inspection body, such as Skal, can be marketed within the entire EU. In addition, under the terms of an equivalency arrangement between the U.S. and the EU, organic operations certified to the USDA organic or EU organic standards may be labeled and sold as organic in both the U.S. and EU.

TOC is also affected by general food legislation both at EU and Dutch level relating to product safety and hygiene, among others. TOC is BRC Agents and Brokers certified in the Netherlands and manages a fully computerized system that manages the traceability of each product. In addition, TOC also considers and abides by EU and local legislation with regard to packaging and packaging waste. TOC is also subject to the regulations and policies of the countries outside of the EU in which it operates, including China and Ethiopia.

SUNOPTA INC.	15	December 30, 2017 10-K

Our frozen fruit processing facility in Mexico is subject to Mexican regulations, including regulations regarding processing, packaging and sales of food products, labor relations and profit-sharing with employees.

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

Our innovation center located in Edina, Minnesota, supports our product development team of highly trained and experienced food scientists and technologists that are dedicated to the research and development of new product offerings, as well as addressing product development opportunities for our customers. These opportunities include new and custom formulations, innovations in packaging formats, and new production processes and applications. Applications and technical support provided to our customers include all aspects of product development from concept to commercial launch, as well as ongoing manufacturing and processing support.

We continue to develop new products to maximize the capabilities of our aseptic packaging facilities, including the development of non-dairy-based beverages that address the growing consumer demand for beverages that satisfy allergy concerns and provide a unique nutritional profile, as well as broths, teas and nutritional beverages. In addition, we continue to develop new fruit-based beverages, and fruit- and grain-based snacks, as well as innovative fruit ingredient systems for the dairy, foodservice and beverage industries. We are also continually looking to develop new value-added products for our customers that leverage our global sourcing platform.

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

PROPERTIES

We operate 22 processing facilities in seven U.S. states, as well as Canada, Mexico, the Netherlands, Bulgaria, and Ethiopia. In addition, we also own and lease a number of office and distribution locations in the U.S., Canada, Mexico, Europe, Ethiopia and China, and lease and utilize public warehouses to satisfy our storage needs. We also lease farmland that we sublease to fruit growers. For more details see Item 2. Properties, included elsewhere in this report.

ENVIRONMENTAL HAZARDS

We believe that, with respect to both our operations and real property, we are in material compliance with environmental laws at all of our locations.

SUNOPTA INC.	16	December 30, 2017 10-K

EMPLOYEES

As at December 30, 2017, we had a total of approximately 1,800 full-time employees (December 31, 2016 – 2,000). We also employ up to 1,700 seasonal employees in the U.S. and Mexico during peak fruit seasons each year. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

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

Item 1A. Risk Factors

Our business, operations and financial condition are subject to various risks and uncertainties, including those described below and elsewhere in this report. We believe the most significant of these risks and uncertainties are described below, any of which could adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. In such case, the trading price of our common stock could decline, and our shareholders may lose all or part of their investment. There may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. Consequently, you should not consider the following to be a complete discussion of all possible risks or uncertainties applicable to our business. These risk factors should be read in conjunction with the other information in this report and in the other documents that we file from time to time with the SEC and the CSA.

Risks Related to Our Value Creation Plan, Significant Investors and Shareholder Activism

The implementation of our Value Creation Plan could pose a number of risks that could have an adverse impact on our business, financial condition and results of operations

Following our strategic partnership with Oaktree, we conducted a thorough review of our operations, management and governance, with the objective of maximizing our ability to deliver long-term value to our shareholders. As a product of this review, our management and the Board developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Value Creation Plan is a broad-based initiative focused on increasing shareholder value through strategic investments made to the people and assets of the Company to deliver sustained profitable growth. We expect the Value Creation Plan to be implemented in phases, and span several years. In connection with the Value Creation Plan, we are implementing a number of operational actions to improve our profitability and streamline our operations for long-term success. These actions may include rationalization or consolidation of certain of our operations or facilities, reinvestment in certain of our operations or facilities, investments in personnel, processes and tools, as well as other cost saving initiatives. These actions could consume capital resources and could also give rise to impairment and other restructuring charges that would be both cash and non-cash in nature, and these charges could be material.

The implementation of the Value Creation Plan could have a material impact on our operations, strategy, governance, management and future prospects. For example, in 2016, we announced the closures of our San Bernardino, California, juice facility and Heuvelton, New York, soy extraction facility, resulting in impairment charges amounting to $13.2 million. Similarly, in 2017, we announced the exits from flexible resealable pouch and nutrition bar product lines and operations, as well as the consolidation of our roasted snack operations, resulting in impairment charges of $18.2 million relating to these assets. Certain actions that we take may lead to additional write-downs of assets and/or charges in future periods. In addition, we cannot predict whether the actions we take will achieve our goals of improving our profitability and financial performance and delivering long-term value to our shareholders. The ongoing implementation of our Value Creation Plan could expose us to a number of other risks, including the following:

•	distraction of management;

•	difficulties in hiring, retaining and motivating key personnel as a result of uncertainty generated by the review and the implementation of any resulting recommendations;

SUNOPTA INC.	17	December 30, 2017 10-K

•	difficulties in maintaining relationships or arrangements with customers, suppliers and other third parties; and

•	increases in general and administrative expenses associated with the need to retain and compensate business and recruiting consultants and other advisors.

The occurrence of any one or more of the above risks could have an adverse impact on our business, financial results, liquidity and financial condition.

Our significant investors may have interests that conflict with those of our debtholders and other stakeholders

As at December 30, 2017, Oaktree held a 19.8% voting interest in the Company through its holdings of 11,333,333 special voting shares and 8,092,699 common shares of the Company. Oaktree has also nominated two members of the Board and is entitled to designate two nominees for election to the Board so long as it beneficially owns or controls at least 11.1% of SunOpta Inc.’s common stock on an as-exchanged basis. If Oaktree beneficially owns or controls less than 11.1% but more than 5% of SunOpta Inc.’s common stock on an as-exchanged basis, it will be entitled to designate one nominee. In addition, Engaged Capital has nominated one member of our Board.

Oaktree is assisting us with our efforts to improve our operations, management and governance. Oaktree’s objectives and perspectives as an equity investor in SunOpta may not always be aligned with those of other stakeholders, including our debtholders and smaller shareholders.

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

Our business could be negatively impacted as a result of shareholder activism or an unsolicited takeover proposal or a proxy contest

In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. If a proxy contest or an unsolicited takeover proposal was made with respect to us, we could incur significant costs in defending the Company, which would have an adverse effect on our financial results. Shareholder activists may also seek to involve themselves in the governance, strategic direction and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Risks Related to Our Business

Product liability suits, recalls and threatened market withdrawals, could have a material adverse effect on our business

Many of our products are susceptible to harmful bacteria, and the sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties, faulty packaging materials, product contamination, or spoilage. Under certain circumstances, we or our customers may be required to recall or withdraw products, which may lead to a material and adverse effect on our business, financial condition or result of operations. Our customers may also voluntarily recall or withdraw a product we manufactured or packaged, even without consulting us, which could increase our potential liability and costs and result in lost sales. A product recall or withdrawal could result in significant losses due to the costs of the recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. In addition, a recall or withdrawal may cause us to lose future revenues from, or relationships with, one or more material customers, and the impact of the recall or withdrawal could affect our customers’ willingness to continue to purchase related or unrelated products from us, or could otherwise hinder our ability to grow our business with those customers. We could also be forced to temporarily close one or more production facilities.

SUNOPTA INC.	18	December 30, 2017 10-K

For example, on May 3, 2016, we announced a voluntary recall of certain sunflower kernel products that have the potential to be contaminated with Listeria monocytogenes bacteria, and a number of our customers initiated recalls of their products that contain the affected sunflower kernels as an ingredient or component. Additionally, we ceased production at our roasting facilities for the period from April 21, 2016 until on or about May 15, 2016, while we put in place corrective and preventive actions. While we have recognized estimated losses of $47.5 million related to this recall, we may need to revise our estimates to be materially larger as we continue to work with our customers to substantiate the claims received to date and any additional claims that may be received. Consequently, we may not be able to determine the full extent of the losses related to the recall for some time and certain factors impacting these losses, such as our customers’ processes for developing their claims, the timing of submission of any such claims, and the terms of our customers’ insurance policies and related coverage, which are beyond our control. Revisions of our estimated losses and costs may occur at any time as we continue this process.

We have general liability and product recall insurance policies with aggregate limits of $47.0 million under which we expect to recover the sunflower kernel recall-related costs, less applicable deductibles. As at December 30, 2017, we had recognized recoveries up to the limit of the coverage available under our insurance policies. Consequently, to the extent any losses are excluded under the insurance policies or additional losses are recognized related to existing or new claims, these excluded or excess losses will be recognized as a charge to future earnings.

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

Moreover, future claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. Further, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a further product recall could have a material and adverse effect on our business, financial condition and results of operations.

Food safety concerns and instances of food-borne illnesses caused by third parties could harm our business

Our internal processes and training may not be fully effective in preventing contamination of food products that could lead to food-borne illnesses. We rely on third-party suppliers and distributors, which increases the risk that food-borne illness incidents (such as e. coli, salmonella or listeria) could occur outside of our control and at multiple locations. If consumers lose confidence in the safety and quality of our products or organic products generally, even in the absence of a recall or a product liability case, our business, financial condition and results of operations could be materially and adversely affected. Instances of food-borne illnesses, whether real or perceived, and whether or not traceable to our operations or a result of our actions or omissions, could cause negative publicity about us or the products we serve, which could adversely affect sales. Food safety concerns and instances of food-borne illnesses and injuries caused by contaminated products sold by third parties could cause customers to shift their preferences, even if no food-borne illnesses or injuries are traced to our products. As a result, our sales may decline. Loss of customers as a result of these health concerns or negative publicity could harm our business.

Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices, and breach of state consumer protection statutes (such as Proposition 65 in California). The FTC and/or state attorneys general may bring legal action that seeks removal of a product from the marketplace, and impose fines and penalties. Even when not merited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	19	December 30, 2017 10-K

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

These laws and regulations affect various aspects of our business. For example, certain food ingredient products manufactured by SunOpta may require pre-market approval by the FDA that the ingredient is generally recognized as safe, or “GRAS.” We believe that most food ingredients for which we have commercial rights are GRAS. However, this status cannot be determined until actual formulations and uses are finalized. As a result, we may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS.

In addition, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as “certified organic”, and we currently manufacture a number of organic products that are covered by these regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our “organic” certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our “organic” certifications could materially and adversely affect our business, financial condition and results of operations.

Our business is subject to the Perishable Agricultural Commodities Act (“PACA”). PACA regulates fair trade standards in the fresh produce industry and governs our purchases of fresh produce and sales of frozen produce. We source fresh produce under licenses issued by the USDA, as required by PACA. Our failure to comply with the PACA requirements could, among other things, result in civil penalties, suspension or revocation of our licenses to sell produce and in certain cases, criminal prosecution, which could have a material and adverse effect on our business, financial condition and results of operations.

Changes in any government laws and regulations applicable to our operations could increase our compliance costs, negatively affect our ability to sell certain products or otherwise adversely affect our results of operations. In addition, while we believe we are in material compliance with all laws and regulations applicable to our operations, we cannot assure you that we have been, or will at all times be, in compliance with all food production and health requirements, or that we will not incur material costs or liabilities in connection with these requirements. Our failure to comply with any laws, regulations or policies applicable to our business could result in fines, lawsuits, enforcement actions, penalties or loss in the ability to sell certain products, any of which could materially and adversely affect our business, financial condition and results of operations.

SUNOPTA INC.	20	December 30, 2017 10-K

We may require additional capital, which may not be available on favorable terms or at all

We have grown via a combination of internal growth and acquisitions requiring available financial resources. Our ability to raise capital, through equity or debt financing, is directly related to our ability to both continue to grow and improve returns from our operations. Debt or equity financing may not be available to us on favorable terms or at all. In addition, any future equity financing would dilute our current shareholders and may result in a decrease in our share price if we are unable to realize adequate returns. We will not be able to continue to fund internal growth and/or acquire complementary businesses within the natural and organic food industries without continued access to capital resources.

SUNOPTA INC.	21	December 30, 2017 10-K

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

For example, in 2017, we recognized a goodwill impairment charge of $115.0 million related to the Healthy Fruit reporting unit of the Consumer Products operating segment, and, in 2016, we recognized a goodwill impairment charge of $17.5 million related to the Sunflower reporting unit of the Raw Material Sourcing and Supply operating segment.

We operate in a highly competitive industry

We operate businesses in highly competitive product and geographic markets in the U.S., Canada, Europe and various other international markets. We compete with various U.S. and international commercial grain procurement marketers, major companies with food ingredient divisions, other food ingredient companies, trading companies, and consumer-packaged food companies that also engage in the development and sale of food ingredients and other food companies involved in natural and organic foods. These competitors may have financial resources and staff larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, financial condition and results of operations may be materially and adversely affected.

Our customers generally are not obligated to continue purchasing products from us

Many of our customers buy from us under purchase orders, and we generally do not have long-term agreements with or commitments from these customers for the purchase of products. We cannot provide assurance that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers’ sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition and results of operations.

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business and our results of operations. Our three largest customers accounted for approximately 24% of revenues for the year ended December 30, 2017. The loss, decrease or cancellation of business with any of our large customers could materially and adversely affect our business, financial condition and results of operations.

Consumer preferences for natural and organic food products are difficult to predict and may change

Our success depends, in part, on our ability and our customers’ ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated foods platform, or a failure to maintain our current market position, could reduce our sales and harm our business. Consumer trends change based on a number of factors, including nutritional values, a change in consumer preferences or general economic conditions. Additionally, there is a growing focus among some consumers to buy local food products in an attempt to reduce the carbon footprint associated with transporting food products from longer distances, which could result in a decrease in the demand for food products and ingredients that we import from other countries or transport from remote processing locations or growing regions. Further, failures by us or our competitors to deliver quality products could erode consumer trust in the organic certification of foods. These changes could lead to, among other things, reduced demand and price decreases, which could have a material and adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	22	December 30, 2017 10-K

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex. We rely on suppliers for our raw materials and for the manufacturing, processing, packaging and distribution of many of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Additionally, many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date. If we are unable to manage our supply chain efficiently and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall, which could have a material and adverse effect on our business, financial condition and results of operations.

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

Part of our supply source also depends in part on a seasonal temporary workforce comprised primarily of migrant workers. Changes in immigration laws or policies that discourage migration to the U.S. and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to immigrate to or migrate throughout the U.S. could adversely affect the migrant worker population and reduce the workforce available for farms and production facilities in the U.S. Additionally, increased competition from other industries for migrant workers could increase our costs and adversely affect our business, financial condition and results of operations.

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

Exchange purchase and sales contracts may expose us to risks that a counterparty to a transaction is unable to fulfill its contractual obligation. We may be unable to hedge 100% of the price risk of each transaction due to timing and availability of hedge contracts and third-party credit risk. In addition, we have a risk of loss from hedge activity if a grower does not deliver the commodity as scheduled. We also monitor the prices of natural gas and from time to time lock in a percentage of our natural gas needs based on current prices and expected trends.

An increase in our cost of sales resulting from an increase in the price of raw materials and energy could have a material and adverse effect on our business, financial condition and results of operations.

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

SUNOPTA INC.	23	December 30, 2017 10-K

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

A significant portion of our fruit supply is sourced from California, which experienced severe drought conditions between fall 2011 and fall 2015 due to extremely low levels of rainfall. Such conditions resulted in lost crops as well as increased water costs for growers in California. In particular, we depend on growers in California for strawberries. In January 2014, a drought state of emergency was declared in California and, among other actions, legislation was passed requiring monitoring of groundwater pumping, which limits the amount of groundwater for which farmers can drill. Strawberry growers are largely dependent on well water, and diminishing groundwater resources could lead to a reduced strawberry supply. In April 2015, statewide mandatory water conservation measures were imposed in California, including increased water use reporting by agricultural water users, enhancing the state’s ability to enforce against diversions and unreasonable use of water in an effort to curtail wasteful water practices in agricultural fields. Precipitation returned to more normal levels in 2016 and early 2017, and the drought emergency was lifted in April 2017. However, drought conditions are a recurring feature of California’s climate, and existing and future water conservation laws could negatively impact the agricultural industry in California and have a material adverse effect on our business, financial condition and results of operations.

An interruption at one or more of our manufacturing facilities could negatively affect our business, and our business continuity plan may prove inadequate

We own or lease, manage and operate a number of manufacturing, processing, packaging, storage and office facilities. We may be unable to accept and fulfill customer orders as a result of disasters, epidemics, business interruptions or other similar events. Some of our inventory and manufacturing facilities are located in areas that are susceptible to harsh weather, and the production of certain of our products is concentrated in a few geographic areas. In addition, we store chemicals used in the equipment for quick freezing of fruit or used for cooling processes during ingredient processing, and our storage of these chemicals could lead to risk of leaks, explosions or other events. Although we have a business continuity plan, we cannot provide assurance that our business continuity plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issue. Our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a natural disaster, or other catastrophic event were to destroy any part of any of our facilities or interrupt our operations for any extended period of time, or if harsh weather or epidemics prevent us from delivering products in a timely manner, our business, financial condition and results of operations could be materially and adversely affected. In addition, if we fail to maintain our labor force at one or more of our facilities, we could experience delays in production or delivery of our products, which could also have a material adverse effect on our business, financial condition and results of operations.

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

SUNOPTA INC.	24	December 30, 2017 10-K

Our reputation and our relationships with customers, consumers and suppliers would be harmed if our systems are accessed by unauthorized persons

We maintain certain personal data, including personal data regarding our personnel, customers, consumers and suppliers. This data is maintained on our own systems as well as that of third parties we use in our operations. If a breach or other breakdown results in disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, they may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. Any data breach or other access of our systems by unauthorized persons could have a material adverse effect on our business, financial condition and results of operations.

Changes in laws and regulations of privacy and protection of user data could adversely affect our business

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs, adopt additional compliance measures, such as notification requirements and corrective actions in the event of a security breach, and/or change our current or planned business models. We are already subject to strict data privacy laws in the European Union and other jurisdictions governing the collection, transmission, storage and use of employee data and personally-identifying information. The General Data Protection Regulation (“GDPR”), coming into effect in Europe in May 2018, creates a range of new compliance obligations and increases financial penalties for non-compliance and extends the scope of the European Union data protection law to all companies processing data of European Union residents, regardless of the company’s location. The GDPR and other privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Such regulations increase our compliance and administrative burden significantly. While we have developed and are executing comprehensive plans to meet these requirements and do not currently foresee significant obstacles that would prevent timely compliance, these plans are subject to many variables that could delay or otherwise affect implementation.

If our current security measures and data protection policies and controls are found to be non-compliant with relevant laws or regulations in any jurisdiction where we conduct business, we may be subject to penalties and fines, and may need to expend significant resources to implement additional data protection measures. In addition, we may be required to modify the features and functionality of our system offerings in a way that is less attractive to customers.

If we lose the services of our key management, our business could suffer

Our prospects depend to a significant extent on the continued service of our key executives, and our continued growth depends on our ability to identify, recruit and retain key management personnel. We are also dependent on our ability to continue to attract, retain and motivate our personnel. We do not typically carry key person life insurance on our executive officers. If we lose the services of our key management or fail to identify, recruit and retain key personnel, our business, financial condition and results of operations may be materially and adversely impacted.

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

SUNOPTA INC.	25	December 30, 2017 10-K

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

The current President of the United States has expressed an intention to change existing trade agreements, such as the North American Free Trade Agreement (“NAFTA”). Any changes to NAFTA could impact our Mexican and Canadian operations. Changes in U.S. political, regulatory and economic conditions or laws and policies governing foreign trade with countries where we or our customers operate, in particular Canada, Mexico and Europe, could adversely affect our operating results and our business.

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition and results of operations may be adversely impacted.

Our operations are influenced by agricultural policies

We are affected by governmental agricultural policies such as price supports and acreage set aside programs and these types of policies may affect our business. The production levels, markets and prices of the grains and other raw products that we use in our business are materially affected by government programs, which include acreage control and price support programs of the USDA. Revisions in these and other comparable programs, in the U.S. and elsewhere, could have a material and adverse effect on our business, financial condition and results of our operations.

We are subject to substantial environmental regulation and policies

We are, and expect to continue to be, subject to substantial federal, state, provincial and local environmental regulation. Some of the key environmental regulations to which we are subject include air quality regulations of the EPA and certain city, state and provincial air pollution control groups, waste treatment/disposal regulations, sewer regulations under agreements with local city sewer districts, regulations governing hazardous substances, storm water regulations and bioterrorism regulations. For a more detailed summary of the environmental regulations and policies to which we are subject, see “Item 1. Business—Regulation” of this report. Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, storm water discharge, solid waste, land spreading and hazardous waste.

SUNOPTA INC.	26	December 30, 2017 10-K

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

Climate change laws could have an impact on our financial condition and results of operations

Legislative and regulatory authorities in the U.S., Canada and internationally will likely continue to consider numerous measures related to climate change and greenhouse gas emissions. In order to produce, manufacture and distribute our products, we and our suppliers use fuels, electricity and various other inputs that result in the release of greenhouse gas emissions. Concerns about the environmental impacts of greenhouse gas emissions and global climate change may result in environmental taxes, charges, regulatory schemes, assessments or penalties, which could restrict or negatively impact our operations, as well as those of our suppliers, who would likely pass all or a portion of their costs along to us. We may not be able to pass any resulting cost increases along to our customers. Any laws or regulations regarding greenhouse gas emissions or other climate change laws enacted by the U.S., Canada or any other international jurisdiction where we conduct business could materially and adversely affect our business, financial condition and results of operations.

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

Our international operations expose us to additional risks

We source our products from numerous suppliers and growers from around the world. Outside of the U.S. and Canada, we have processing, packaging and warehousing facilities in Mexico, Europe, Africa and Asia. Our international operations and customers expose us to certain risks inherent in doing business abroad, including:

•	exposure to local economic conditions, expropriation and nationalization, foreign exchange rate fluctuations and currency controls;

•	withholding and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions;

•	compliance with anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act;

•	compliance with export controls and economic sanctions laws;

SUNOPTA INC.	27	December 30, 2017 10-K

•	increases in working capital requirements related to long supply chains; and

•	disruptions in our supply chain from unforeseen events, such as natural disasters, terrorism and political and civil unrest.

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

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations

Our level of indebtedness could adversely affect our business, financial condition and results of operations, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes. In addition, we will have to use a substantial portion of our cash flow to pay principal, premium (if any) and interest on our indebtedness, which will reduce the funds available to us for other purposes. If we do not generate sufficient cash flows to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our level of indebtedness will also make us more vulnerable to economic downturns and adverse industry conditions, and may compromise our ability to capitalize on business opportunities and to react to competitive pressures as compared to our competitors.

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

SUNOPTA INC.	28	December 30, 2017 10-K

Our business may be materially and adversely affected if we are unable to renew the Global Credit Facility and/or refinance our senior secured second lien notes

The Global Credit Facility matures on February 10, 2021. We may not be able to renew this facility to the same level or size, or on terms as favorable as at present. A reduced facility may impact our ability to finance our business, requiring us to scale back our operations and our use of working capital. Alternatively, obtaining credit on less favorable terms would have a direct impact on our profitability and operating flexibility. Our senior secured second lien notes mature on October 9, 2022. Our ability to refinance these notes upon maturity will depend on the capital markets and our financial condition at such time. As a result, we may not be able to obtain refinancing at commercially reasonable terms, which could have a material and adverse impact on our business, financial condition and results of operations. Alternatively, we may have to undertake alternative financing plans, such as restructuring our debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital.

Our business could be materially and adversely affected if we are unable to meet the financial covenants of the Global Credit Facility

Our ability to comply with the financial covenants under the Global Credit Facility agreement will depend on the success of our businesses, our operating results, and our ability to achieve our financial forecasts. Various risks uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of the Global Credit Facility agreement. Failure to comply with our financial covenants and other terms could result in an event of default and the acceleration of amounts owing under this agreement, unless we are able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the agreement on terms (including, but not limited to, the payment of consent fees) that may be unfavorable to us. If we are unable to negotiate a covenant waiver or replace or refinance the Global Credit Facility agreement on favorable terms, our business, financial condition and results of operations will be materially and adversely impacted.

Risks Related to Business Acquisitions and Divestures

We may not be able to effectively manage our growth and integrate acquired companies

From time to time we may pursue acquisition opportunities that are consistent with our overall growth strategy. In October 2015, for example, we completed the acquisition of Sunrise Holdings (Delaware), Inc., which was the largest acquisition in the history of our company. Our ability to effectively integrate past or future business acquisitions, including our ability to realize potentially available marketing opportunities and cost savings in a timely and efficient manner will have a direct impact on our future results. We may encounter problems in connection with the integration of any new businesses, such as challenges relating to the following:

•	integration of an acquired company’s products into our product mix;

•	the amount of cost savings that may be realized as a result of integrating an acquired product or business;

•	unanticipated quality and production issues with acquired products;

•	adverse effects on business relationships with suppliers and customers;

•	diversion of management attention;

•	integrating acquired operations that have management teams and company cultures that differ from our own;

•	difficulty with personnel and loss of key employees;

•	implementation of an integrated enterprise-wide accounting and information system and consolidation of back office accounting;

•	compatibility of financial control and information systems;

•	exchange rate risk with respect to acquisitions outside the U.S.;

SUNOPTA INC.	29	December 30, 2017 10-K

•	potential for patent and trademark claims or other litigation against or involving the acquired company;

•	integration of businesses that operate in new geographic areas, including difficulties in identifying and gaining access to customers in new markets; and

•	in the case of foreign acquisitions, uncertainty regarding foreign laws and regulations and difficulty integrating operations and systems as a result of cultural, systems and operational differences.

If we experience any of these problems in the integration of acquisitions, they could have a material and adverse effect on our business, financial condition and results of operations.

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

Business acquisitions may expose us to unknown liabilities

When we acquire a business, we often assume or otherwise become subject to liabilities of acquired businesses, including contingent liabilities that may depend on the outcome of legal and administrative proceedings or other events. As a result, we may become subject to liabilities that are unknown to us or that cannot be quantified at the time of the acquisition. If we become subject to significant liabilities or other obligations as a result of an acquisition, our business could be materially affected. Moreover, to the extent we have contractual rights to indemnification against losses and liabilities of businesses we acquire, the amount of indemnification available could be limited and may not be sufficient to cover the actual losses we suffer.

Business acquisitions could result in unexpected disruptions of our business

In response to an acquisition, the customers may cease or reduce their business with the combined company, which could negatively affect our business. Similarly, current or prospective employees may experience uncertainty about their future roles with the combined company. This may adversely affect our ability to attract and retain key management, marketing and technical personnel. In addition, the diversion of the attention of our respective management teams away from day-to-day operations during the pendency of the business acquisition could have an adverse effect on our financial condition and operating results.

The possible future divestiture of businesses could impact our profitability

We may, from time to time, divest businesses that are no longer a strategic fit or no longer meet our growth or profitability targets. Our profitability may be impacted by gains or losses on the sales of such businesses, or lost operating income or cash flows from such businesses. Additionally, we may be required to record asset impairment or restructuring charges related to divested businesses, or indemnify buyers for liabilities, which may reduce our profitability and cash flows. For example, in 2017 and 2016, we recognized asset impairment and facility closure costs of $33.3 million, as well as related employee termination costs of $8.4 million, in connection with portfolio optimization measures taken under the Value Creation Plan, including the exits from flexible resealable pouch and nutrition bar product lines and operations. We may also not be able to negotiate such divestitures on terms acceptable to us. Such potential divestitures will require management resources and may divert management’s attention from our day-to-day operations. If we are not successful in divesting such businesses, our business could be harmed.

Risks Related to Ownership of our Common Shares

Our operating results and share price are subject to significant volatility

Our net sales and operating results may vary significantly from period to period due to:

•	changes in our customers and/or their demand;

SUNOPTA INC.	30	December 30, 2017 10-K

•	changes in our operating expenses;

•	management’s ability to execute our business strategies focused on improved operating earnings;

•	organizational and personnel changes;

•	interruption in operations at our facilities;

•	product recalls or market withdrawals;

•	legal and administrative cases (whether civil, such as environmental or product related, or criminal), settlements, judgments and investigations;

•	foreign currency fluctuations;

•	supply shortages or commodity price fluctuations; and

•	general economic conditions.

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

Periods of volatility in the overall market and the market price of a company’s securities, is often followed by securities class action litigation alleging material misstatements or omissions in disclosures provided to shareholders. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

SUNOPTA INC.	31	December 30, 2017 10-K

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

The exchange of outstanding convertible preferred stock, exercise of stock-based awards, participation in our employee stock purchase plan, and issuance of additional securities in connection with acquisitions or otherwise could result in dilution in the value of our common shares and the voting power represented thereby. Furthermore, to the extent common shares are issued pursuant to the exchange of outstanding convertible preferred stock, exercise of stock-based awards, participation in our employee stock purchase plan and issuance of additional securities, our share price may decrease due to the additional amount of common shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others, which could place further downward pressure on our share price. Moreover, the holders of our stock options may hedge their positions in our common shares by short selling our common shares, which could further adversely affect our stock price.

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

Item 1B. Unresolved Staff Comments

None.

SUNOPTA INC.	32	December 30, 2017 10-K

Item 2. Properties

The following table lists the location, description, ownership and segment of our principal properties:

Location	Facility Description	Owned/ Leased	Lease Expiry Date
Mississauga, Ontario(1)	Corporate head office	Leased	June 2021
Edina, Minnesota(1)	Corporate administrative office and Consumer Products head office	Leased	November 2022
Hope, Minnesota(2)	Grain processing and Raw Material Sourcing and Supply head office	Owned
Breckenridge, Minnesota(2)	Grain processing and distribution	Owned
Moorhead, Minnesota(2)(4)	Vacant	Owned
Moorhead, Minnesota(2)	Sales office	Leased	August 2020
Crookston, Minnesota(2)	Grain processing, warehouse and distribution	Owned
Crookston, Minnesota(2)	Warehouse	Leased	November 2019
Grace City, North Dakota(2)	Grain processing, warehouse and distribution	Owned
Wahpeton, North Dakota(2)	Roasted snack processing, warehouse and distribution	Owned
Blooming Prairie, Minnesota(2)	Grain storage	Owned
Ellendale, Minnesota(2)	Grain storage	Owned
Scotts Valley, California(2)(3)	Sales and administrative office	Leased	February 2021
Amsterdam, The Netherlands(2)	Sales and International Sourcing and Supply head office	Leased	October 2022
Middenmeer, The Netherlands(2)	Cocoa processing	Leased	December 2022
Cavaillon, France(2)	Sales office	Leased	July 2022
Skye, Germany(2)	Sales office	Leased	November 2020
Dalian, China(2)	Storage	Leased	November 2024
Dalian, China(2)	Sales office	Leased	December 2024
Addis Ababa, Ethiopia(2)	Coffee processing, warehouse and staff housing	Leased	March 2018
Humera, Ethiopia(2)	Grain processing, warehouse, storage and office	Leased	May 2018
Silistra, Bulgaria(2)	Grain processing	Owned
Varna, Bulgaria(2)	Sales and administrative office	Leased	July 2019
Kenema, Sierra Leone(2)	Cocoa storage	Leased	August 2019
Heuvelton, New York(2)(5)	Vacant	Owned
Cresco, Iowa(2)	Grain milling	Owned
South Gate, California(3)	Fruit ingredient processing, warehouse and distribution	Leased	June 2020
Alexandria, Minnesota(3)	Aseptic beverage processing and packaging	Owned
Alexandria, Minnesota(3)	Ingredient processing	Owned
Alexandria, Minnesota(3)	Warehouse	Owned
Modesto, California(3)	Aseptic beverage processing and packaging	Leased	May 2019
Modesto, California(3)	Warehouse	Leased	May 2024
Allentown, Pennsylvania(3)	Aseptic beverage processing and packaging	Leased	April 2027
Allentown, Pennsylvania(3)	Warehouse	Leased	November 2025
Omak, Washington(3)	Fruit snack processing, warehouse and distribution	Leased	May 2027
Carson City, Nevada(3)(6)	Vacant	Leased	December 2020
Rogers, Arkansas(3)	Sales office	Leased	July 2019
St. David’s, Ontario(3)	Fruit snack processing, warehouse and distribution	Leased	December 2020
Edwardsville, Kansas(3)	Frozen fruit processing, warehouse and distribution	Owned
Oxnard, California(3)	Frozen fruit processing, warehouse and distribution	Owned
Oxnard, California(3)	Frozen fruit processing, warehouse and distribution	Leased	December 2018
Santa Maria, California(3)	Frozen fruit processing, warehouse and distribution	Leased	December 2018
Placentia, California(3)	Sales and administration office	Leased	January 2019
Jacona, Mexico(3)	Frozen fruit processing, warehouse and distribution	Owned

(1)	Included in Corporate Services.
(2)	Included in Global Ingredients.
(3)	Included in Consumer Products.
(4)	Moorhead, Minnesota, grain handling facility was closed on August 31, 2017.

SUNOPTA INC.	33	December 30, 2017 10-K

(5)	Heuvelton, New York, ingredient processing facility closed in January 2017.
(6)	Carson City, Nevada, nutritional bar processing facility ceased production in December 2017.

Executive Offices

Our executive head office is located at 2233 Argentia Drive, Suite 401, Mississauga, Ontario.

Item 3. Legal Proceedings

Employment Matter

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes approximately 10,000 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties attended mediation on October 12, 2017 and reached a general agreement to resolve the matter on a class-wide basis. The parties are negotiating the remaining details of the settlement which is subject to court approval. It is anticipated that the parties will seek preliminary approval of the settlement from the court in March 2018. The Company expects to recover the full amount payable under the settlement through insurance coverage and an escrow account established in connection with the Company’s acquisition of Sunrise Holdings (Delaware), Inc. in October 2015.

Product Recall

On November 20, 2017, Treehouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois titled Treehouse Foods, Inc. et al. v. SunOpta Grains and Food, Inc. The Company was served with the Summons and Complaint on January 24, 2018. The plaintiffs allege economic damages resulting from the Company’s 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for Listeria monocytogenes contamination. The case includes claims for breach of express and implied warranty, negligence, strict liability, and indemnity seeking $16.2 million in damages. There are no allegations of personal injury. The Company intends to vigorously defend itself against these claims. The Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

In addition to the above mentioned matters, from time to time, we are involved in litigation incident to the ordinary conduct of our business. For a discussion of certain legal proceedings, see note 23 of the consolidated financial statements included at Item 15 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

SUNOPTA INC.	34	December 30, 2017 10-K

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

	NASDAQ		TSX
	High	Low	High	Low
	$	$	C$	C$
Fiscal 2017
First quarter	7.60	6.00	10.08	8.05
Second quarter	10.20	6.30	13.53	8.53
Third quarter	10.20	8.00	13.23	9.94
Fourth quarter	9.65	6.95	12.37	8.88

Fiscal 2016
First quarter	6.77	4.12	9.88	5.38
Second quarter	5.69	3.16	7.18	4.14
Third quarter	7.17	4.22	9.39	5.47
Fourth quarter	7.70	5.73	10.09	7.58

As at December 30, 2017, we had approximately 420 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financial agreements to which we are then a party and other factors considered relevant by our board of directors. Additionally, the terms of our existing debt instruments include covenants that restrict our ability to pay dividends to shareholders. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

SUNOPTA INC.	35	December 30, 2017 10-K

Equity Compensation Plan Information

The following table provides information as at December 30, 2017 with respect to our common shares that may be issued under the Company’s stock incentive and employee share purchase plans:

				Number of Securities
	Number of			Remaining Available
	Securities to be			for Future Issuance
	Issued Upon	Weighted-Average		Under Equity
	Exercise of	Exercise Price of		Compensation Plans
	Outstanding	Outstanding		(Excluding Securities
	Options, Warrants,	Options, Warrants		Reflected in Column
Plan Category	and Rights	and Rights		(a))
	(a)	(b)		(c)
Equity compensation plans approved by securities holders:
2013 Stock Incentive Plan(1)	5,601,836	$7.51	(3)	3,674,298
Employee Share Purchase Plan	-	-		1,112,073
Equity compensation plans not approved by securities holders:
CEO Plan(2)	851,720	$7.00	(3)	-
Total	6,453,556	$7.44		4,786,371

(1)

Represents common shares of the Company issuable in respect of 3,306,728 stock options, 775,356 restricted stock units (“RSUs”) and 1,519,752 performance share units (“PSUs”) granted to selected employees and directors of the Company.

(2)	Represents common shares of the Company issuable in respect of 473,940 performance-based stock options, 100,000 RSUs and 277,780 PSUs granted to the Chief Executive Officer of the Company.

(3)

Vested RSUs and PSUs entitle the holder to receive one common share per unit without payment of additional consideration. Accordingly, these units are disregarded for purposes of computing the weighted-average exercise price.

SUNOPTA INC.	36	December 30, 2017 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 29, 2012.

	2012	2013	2014	2015	2016	2017
SunOpta Inc.	100.00	177.80	210.48	121.49	125.22	137.66
Nasdaq Industrial Index	100.00	143.14	145.99	158.02	171.26	212.45
S&P/TSX Composite Index	100.00	109.56	117.69	104.64	122.95	130.37

Assumes that $100.00 was invested in our common shares and in each index on December 29, 2012.

SUNOPTA INC.	37	December 30, 2017 10-K

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

	2017		2016		2015(1)	2014		2013(2)
	$		$		$	$		$

Revenues	1,279,593		1,346,731		1,145,134	1,102,745		998,660
Earnings (loss) from continuing operations attributable to SunOpta Inc.	(135,320	)(3)	(50,618	)(4)	(2,996)	19,295	(5)	(8,396	)(6)
Basic earnings (loss) per share from continuing operations	(1.66)		(0.61)		(0.04)	0.29		(0.13)
Diluted earnings (loss) per share from continuing operations	(1.66)		(0.61)		(0.04)	0.28		(0.13)
Total assets	982,173		1,129,558		1,219,203	640,950		705,935
Bank indebtedness	234,090		201,494		159,773	78,454		126,274
Long-term debt (including current portion)	228,033		231,087		322,995	4,581		6,139
Long-term liabilities (including current portion)	13,652		20,854		23,052	1,086		3,205

(1)

Includes the results of operations of Sunrise Holdings (Delaware), Inc. (acquired October 9, 2015), Niagara Natural Fruit Snack Company Inc. (assets acquired August 11, 2015) and Citrusource, LLC (acquired March 2, 2015) from the respective dates of acquisition.

(2)	Includes the results of operations of Organic Land Corporation OOD (acquired December 31, 2012) from the date of acquisition.

(3)

Includes a goodwill impairment charge of $115.0 million related to the Healthy Fruit reporting unit of the Consumer Products operating segment, as well as a charge of $18.2 million for the impairment of long-lived assets associated with the exit from flexible resealable pouch and nutrition bar product lines and operations, and consolidation of roasted snack operations, as well as the closure of a juice processing facility located in San Bernardino, California.

(4)

Includes a goodwill impairment charge of $17.5 million related to the Sunflower reporting unit of the Raw Material Sourcing and Supply operating segment, as well as a charge of $13.3 million for the impairment of long-lived assets associated with the closure of the San Bernardino juice facility and a soy extraction facility located in Heuvelton, New York.

(5)	Includes a charge for the impairment of investment of $8.4 million, as well as a gain on disposal on assets of $1.3 million.

(6)	Includes a charge for the impairment of investment of $21.5 million.

SUNOPTA INC.	38	December 30, 2017 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal year ended December 30, 2017 and includes information available to February 28, 2018, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the consolidated financial statements included elsewhere in this report.

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

•

Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptic packaged products including non-dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes individually quick frozen (“IQF”) fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks is focused on fruit snack offerings, and formerly included our flexible resealable pouch and nutrition bar product lines, which we exited in 2017.

SUNOPTA INC.	39	December 30, 2017 10-K

For a more detailed description of our operating groups and their businesses, please see the “Business” section at Item 1 of this Form 10-K.

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2017, 2016 and 2015 were each 52-week periods ending on December 30, 2017, December 31, 2016, and January 2, 2016, respectively.

SUNOPTA INC.	40	December 30, 2017 10-K

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

During 2017 and 2016, costs incurred in connection with measures taken under the Value Creation Plan included inventory and long-lived asset impairment charges and facility closure costs primarily related to the closures of our San Bernardino, California, juice and Heuvelton, New York, soy extraction facilities; the exits from flexible resealable pouch and nutrition bar product lines and operations; and consolidations of our grain handling and roasted snack operations. In addition, we incurred employee recruitment, relocation, retention and severance costs related to exit activities and organizational changes within management and executive teams, and recruiting efforts in the areas of quality, sales, marketing, operations and engineering. We also incurred third-party legal advisory, consulting and temporary labor costs in support of the Value Creation Plan.

The following table summarizes costs incurred since the inception of the Value Creation Plan to December 30, 2017:

		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Fiscal 2016
Costs incurred and charged to expense	11,522	2,763	4,041	18,326
Cash payments	-	(694)	(2,384)	(3,078)
Non-cash adjustments	(11,522)	(266)	-	(11,788)
Balance payable, December 31, 2016	-	1,803	1,657	3,460

Fiscal 2017
Costs incurred and charged to expense	21,766	11,618	16,528	49,912
Cash payments, net of proceeds on disposal of assets	(10,746)	(9,683)	(18,185)	(38,614)
Non-cash adjustments	(11,720)	689	-	(11,031)
Balance payable (receivable), December 30, 2017(1)	(700)	4,427	-	3,727

(1)

Balance receivable under asset impairments and facility closure costs represents remaining proceeds on the sale of nutrition bar equipment received at closing on January 3, 2018. Total proceeds were $0.9 million.

In addition to the costs reflected in the preceding table, we made capital investments at several of our manufacturing facilities to enhance food safety and production efficiency.

SUNOPTA INC.	41	December 30, 2017 10-K

Costs incurred and charged to expense for the years ended December 30, 2017 and December 31, 2016 were recorded in the consolidated statement of operations as follows:

	December 30,	December 31,
	2017	2016
	$	$
Cost of goods sold(1)	3,189	-
Selling, general and administrative expenses(2)	22,894	4,041
Other expense(3)	23,829	14,285
	49,912	18,326

(1)	Inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)	Consulting fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.
(3)

For the year ended December 30, 2017, asset impairment and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $2.1 million; Consumer Products operating segment - $20.6 million; and Corporate Services - $1.1 million. For the year ended December 31, 2016, asset impairment and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $1.6 million; Consumer Products operating segment - $10.6 million; and Corporate Services - $2.1 million.

We do not expect to incur and expense significant additional direct costs related to the Value Creation Plan beyond 2017; however, we will continue to incur annual lease costs of approximately $0.5 million related to our nutrition bar processing facility, until such time that we can locate an interested party to assume the lease. This lease extends until December 2020. Our expectation for additional costs related to the Value Creation Plan does not include currently unforeseen asset impairment charges or employee-related costs that may arise from future actions taken under the plan.

For more information regarding the Value Creation Plan, see note 4 to the consolidated financial statements at Item 15 of this Form 10-K.

Recall of Certain Roasted Sunflower Kernel Products

During the second quarter of 2016, we announced a voluntary recall of certain roasted sunflower kernel products due to potential contamination with Listeria monocytogenes bacteria. Estimated losses related to the recall totaled $47.5 million as at December 30, 2017, compared with $40.0 million as at December 31, 2016, comprised of estimates for customer losses and direct incremental costs that we incurred. Our estimates for customer losses are provisional and were determined based on an assessment of the information available up to the date of filing of this Form 10-K, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. We have general liability and product recall insurance policies with aggregate limits of $47.0 million under which we expect to recover recall-related costs. As at December 30, 2017, we had recognized recoveries up to the limit of the coverage available under our insurance policies. Consequently, to the extent any losses or out-of-pocket costs are excluded under the insurance policies or additional losses are recognized related to existing or new claims, these excluded or excess losses or costs will be recognized as a charge to future earnings. As at December 30, 2017, we had settled customer claims and direct costs in the amount of $40.5 million, which settlements were fully funded under our general liability and product recall insurance policies.

For more information regarding the recall, see note 6 to the consolidated financial statements at Item 15 of this Form 10-K.

Business Development

Our significant business development activities include:

•

On April 6, 2016, we completed the sale of our 66% holding of common shares of Opta Minerals Inc. (“Opta Minerals”). The sale of Opta Minerals was consistent with our objective of divesting our non-core assets in order to become a pure-play organic and healthy foods company. We have no continuing involvement with Opta Minerals.

For more information regarding the sale of Opta Minerals, see note 5 to the consolidated financial statements at Item 15 of this Form 10-K.

•

On October 9, 2015, we acquired 100% of the issued and outstanding common shares of Sunrise Holding (Delaware), Inc. (“Sunrise”), for total consideration of $472.7 million in cash (the “Sunrise Acquisition”). Sunrise is a processor of conventional and organic frozen fruit in the U.S. and Mexico. The acquisition of Sunrise was aligned with our strategic focus on organic and healthy foods.

SUNOPTA INC.	42	December 30, 2017 10-K

•

On August 11, 2015, we acquired the net operating assets of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”), for a cash purchase price of $6.5 million, plus contingent consideration of $2.3 million. Niagara Natural is a manufacturer of all-natural fruit snacks, and is located in the Niagara Region of Ontario.

•

On March 2, 2015, we acquired Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S., for $13.3 million in cash, plus contingent consideration of $18.4 million.

Sunrise, Niagara Natural and Citrusource have been included in the Consumer Products operating segment since their respective dates of acquisition. For more information regarding these acquisitions, see note 2 to the consolidated financial statements at Item 15 of this Form 10-K.

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

Revenue Recognition

We recognize revenue at the time of delivery of the product and when all of the following have occurred: a sales agreement is in place; the price is fixed or determinable; and collection is reasonably assured. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale.

Accounts Receivable

Our accounts receivable primarily includes amounts due from our customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligation to us. In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit-worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the amount receivable. Note 8 of the consolidated financial statements at Item 15 of this Form 10-K provides an analysis of the changes in the allowance for doubtful accounts.

Inventory

Inventory is our largest current asset and consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost and estimated net realizable value except for certain grain inventories that are carried at market value. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory. These factors include the age of inventory, the amount of inventory held by type, future demand for products, and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions. As a result, the actual amount received on sale could differ from our estimated value of inventory. We perform a review of our inventory by operation and product line on a quarterly basis. Note 9 of the consolidated financial statements at Item 15 of this Form 10-K provides an analysis of the movements in the inventory reserve.

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

SUNOPTA INC.	43	December 30, 2017 10-K

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

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. We perform the annual test for goodwill impairment in the fourth quarter of each fiscal year. Prior to fiscal 2017, we performed a quantitative test for goodwill impairment by comparing the carrying amount of each reporting unit to its estimated fair value (Step 1). If the carrying amount exceeded the reporting unit’s fair value, there was a potential impairment of goodwill. Any impairment of goodwill was measured by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill was determined by deducting the fair value of all the assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1.

Effective with the fiscal 2017 annual impairment test, we elected the early adoption of Accounting Standards Update 2017-04, “Simplifying the Test for Goodwill Impairment”, which simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill as contemplated by Step 2 of the prior goodwill impairment model. Instead, impairment charges are recognized based on the excess of a reporting unit’s carrying amount over its fair value as contemplated by Step 1 of the prior goodwill impairment test model.

Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or one level below. Our Raw Material Sourcing and Supply operating segment comprises two reporting units, namely Grains and Sunflower. Our International Sourcing and Supply operating segment consists of one reporting unit. Our Consumer Products operating segment comprises three reporting units based on commercial platforms, namely Healthy Beverages, Healthy Fruit and Healthy Snacks.

SUNOPTA INC.	44	December 30, 2017 10-K

The fair values of our reporting units are determined using an income approach (discounted cash flow method). We believe an income approach provides the most reliable indication of fair value as it reflects forecasted revenues and earnings based on business and market conditions that are unique to each individual reporting unit, which a market approach may not fully incorporate. Because the business is assumed to continue in perpetuity, the discounted cash flows include a terminal value. Cash flows to perpetuity are forecasted based on projected revenue growth and our planned business strategies in future periods. Examples of planned strategies would include a plant or line expansion at an existing facility; a reduction of working capital at a specific location; and price increases or cost reductions within a reporting unit. The discount rate is based on a reporting unit’s targeted weighted-average cost of capital, which is not necessarily the same as our weighted-average cost of capital. These assumptions are subject to change and are impacted by our ability to achieve our forecasts and by economic conditions that may impact future results and result in projections not being attained. Each year we re-evaluate the assumptions used to reflect changes in the business environment.

Based on the results of the annual impairment test performed for the years ended December 30, 2017 and December 31, 2016, we recognized goodwill impairment charges of $115.0 million and $17.5 million, respectively, related to our Healthy Fruit reporting unit in 2017 and our Sunflower reporting unit in 2016. None of the goodwill balances of our other reporting units were considered to be at risk of impairment, as the fair value of those reporting units substantially exceeded their carrying values – that is, a hypothetical 10% decrease in the fair value of any of our other reporting units would not have triggered a goodwill impairment. The results of our annual impairment tests for goodwill are described in note 11 of the consolidated financial statements at Item 15 of this Form 10-K.

SUNOPTA INC.	45	December 30, 2017 10-K

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

The assumptions and estimates with respect to determining the fair value of customer relationship intangible assets acquired are among the most significant in our acquisition accounting and generally require the most judgment. Key variables in determining the fair value of customer relationships are the estimated customer attrition rate and the percentage of revenue growth attributable to existing customers. Changes to either or both of these variables could have a significant impact on the customer relationships intangible assets’ values, and changes to the estimated customer attrition rate could have a significant impact on the estimated useful lives of these assets. The expected customer attrition rate assumed in the estimate of fair value for the customer relationships intangible assets is generally supported by an analysis of historical attrition of the acquired business’s customers and consideration of its amortization policy of previously acquired customer relationships, amortization policies adopted for acquired customer relationships by other companies in similar transactions, and the contractual terms between the acquired business and its customers. The percentage of revenue growth attributable to existing customers assumed in the estimate of fair value for the customer relationships intangible assets is typically supported by an analysis of the acquired business’s historical and forecasted revenue growth rates by customer. Changes in any of the assumptions or estimates used in determining the fair value of the customer relationship intangible assets could have a significant impact on the amounts assigned to goodwill in the purchase price allocation. Future net earnings can be affected by changes in these estimates resulting in an increase or decrease in amortization expense, or impairment of the intangible assets and/or goodwill. Note 2 of the consolidated financial statements at Item 15 of this Form 10-K provide information with respect to businesses acquired, and note 11 outlines annual amortization expense relating to these intangibles.

Some acquisitions involve contingent consideration to be potentially paid based on the achievement of specified future financial targets by the acquired business. Acquisition-related contingent consideration is initially recognized as a liability at estimated fair value and re-measured each reporting period with changes in the estimated fair value recognized in earnings. These estimates of fair value involve uncertainties as they include assumptions about the likelihood of achieving the specified financial targets, projections of future financial performance, and assumed discount rates. A change in any of these assumptions could produce a different fair value, which could impact the amounts assigned to assets and liabilities in the purchase price allocation, or the amounts recognized in earnings to reflect subsequent changes in the carrying value of the liability. Note 7 of the consolidated financial statements at Item 15 of this Form 10-K includes disclosures regarding the estimated fair value of contingent consideration.

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

In particular, as discussed above under “Recall of Certain Roasted Sunflower Kernel Products”, we had recognized estimated losses of $47.5 million related to this recall as at December 30, 2017. These estimates are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. We may need to revise these estimates to be materially larger as we continue to work with our customers to substantiate the claims received to date and any additional claims that may be received.

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

SUNOPTA INC.	46	December 30, 2017 10-K

In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet. We also estimate the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and as a result actual results may differ from forecasts. We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances. If different judgments had been used, our income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with our assessment. Note 19 of the consolidated financial statements at Item 15 of this Form 10-K provides an analysis of the changes in the valuation allowance and the components of our deferred tax assets.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could differ from our accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consolidated Results of Operations for Fiscal Years 2017 and 2016

	December 30,	December 31,
	2017	2016	Change	Change
	$	$	$	%
Revenues
Global Ingredients	550,527	574,295	(23,768)	-4.1%
Consumer Products	729,066	772,436	(43,370)	-5.6%
Total revenues	1,279,593	1,346,731	(67,138)	-5.0%

Gross Profit
Global Ingredients	67,682	64,374	3,308	5.1%
Consumer Products	77,405	61,578	15,827	25.7%
Total gross profit	145,087	125,952	19,135	15.2%

Segment operating income (loss)(1)
Global Ingredients	21,951	26,787	(4,836)	-18.1%
Consumer Products	9,905	1,206	8,699	721.3%
Corporate Services	(31,089)	(13,247)	(17,842)	-134.7%
Total segment operating income	767	14,746	(13,979)	-94.8%

Other expense, net	23,660	28,292	(4,632)	-16.4%
Goodwill impairment	115,000	17,540	97,460	655.6%
Loss from continuing operations before the following	(137,893)	(31,086)	(106,807)	-343.6%
Interest expense, net	32,504	43,275	(10,771)	-24.9%
Recovery of income taxes	(35,829)	(23,797)	(12,032)	-50.6%
Loss from continuing operations(2),(3)	(134,568)	(50,564)	(84,004)	-166.1%
Earnings attributable to non-controlling interests	752	54	698	1292.6%
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)	570	100.0%

Loss attributable to SunOpta Inc.(4)	(135,320)	(51,188)	(84,132)	-164.4%

(1)

When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items and goodwill impairments determined in accordance with U.S. GAAP. This measure is the basis on which management, including the Chief Executive Officer (“CEO”), assesses the underlying performance of our operating segments.

SUNOPTA INC.	47	December 30, 2017 10-K

We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our operating performance. However, the non-GAAP measure of operating income should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income/loss to loss from continuing operations before the following, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
	$	$	$	$
December 30, 2017
Segment operating income (loss)	21,951	9,905	(31,089)	767
Other expense, net	(2,311)	(21,093)	(256)	(23,660)
Goodwill impairment	-	(115,000)	-	(115,000)
Earnings (loss) from continuing operations before the following	19,640	(126,188)	(31,345)	(137,893)

December 31, 2016
Segment operating income (loss)	26,787	1,206	(13,247)	14,746
Other expense, net	(1,753)	(25,705)	(834)	(28,292)
Goodwill impairment	(17,540)	-	-	(17,540)
Earnings (loss) from continuing operations before the following	7,494	(24,499)	(14,081)	(31,086)

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

(2)

When assessing our financial performance, we use an internal measure of earnings from continuing operations, net of non-controlling interests, determined in accordance with U.S. GAAP that includes dividends and accretion on convertible preferred stock and excludes specific items recognized in other income/expense, impairment losses on goodwill, long-lived assets and investments, other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances an analysis of our financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations.

The following table presents a reconciliation of adjusted earnings/loss from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, in recognition of our exit from flexible resealable pouch and nutrition bar product lines and operations (as described above under “Value Creation Plan”), we have prepared this table in a columnar format to present the effect of these operations on our consolidated results for the current and comparative period. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

SUNOPTA INC.	48	December 30, 2017 10-K

		Excluding flexible		Flexible
		resealable pouch		resealable pouch
		and nutrition bar		and nutrition bar		Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the years ended	$	$	$	$	$	$
December 30, 2017
Loss from continuing operations	(119,707)		(14,861)		(134,568)
Less: earnings attributable to non-controlling interests	(752)		-		(752)
Less: dividends and accretion of Series A Preferred Stock	(7,809)		-		(7,809)
Loss from continuing operations available to common shareholders	(128,268)	(1.49)	(14,861)	(0.17)	(143,129)	(1.66)

Adjusted for:
Goodwill impairment(a)	115,000		-		115,000
Costs related to the Value Creation Plan(b)	32,160		17,752		49,912
Product withdrawal and recall costs(c)	1,142		-		1,142
Recovery of legal settlement(d)	(1,024)		-		(1,024)
Reversal of stock-based compensation (e)	(546)		-		(546)
Other(f)	442		-		442
Net income tax effect(g)	(18,332)		(6,923)		(25,255)
Change in unrecognized tax benefits(h)	(452)		-		(452)
Impact of change in enacted U.S. corporate tax rates(i)	(8,437)		-		(8,437)
Adjusted loss	(8,315)	(0.10)	(4,032)	(0.05)	(12,347)	(0.14)

December 31, 2016
Loss from continuing operations	(49,288)		(1,276)		(50,564)
Less: earnings attributable to non-controlling interests	(54)		-		(54)
Less: dividends and accretion of Series A Preferred Stock	(1,812)		-		(1,812)
Loss from continuing operations available to common shareholders	(51,154)	(0.60)	(1,276)	(0.01)	(52,430)	(0.61)

Adjusted for:
Costs related to business acquisitions(j)	27,802		-		27,802
Costs related to the Value Creation Plan(k)	18,326		-		18,326
Goodwill impairment(l)	17,540		-		17,540
Legal settlement and litigation-related legal fees(m)	10,850		-		10,850
Product withdrawal and recall costs(n)	5,693		-		5,693
Inventory reserves and liquidation sales to de-risk positions(o)	3,428		-		3,428
Plant start-up costs(p)	1,565		-		1,565
Write-off of debt issuance costs(q)	215		-		215
Other(r)	1,642		-		1,642
Gain on settlement of contingent consideration(s)	(1,715)		-		(1,715)
Net income tax effect(g)	(25,825)		-		(25,825)
Change in unrecognized tax benefits(h)	(1,268)		-		(1,268)
Adjusted earnings (loss)	7,099	0.08	(1,276)	(0.01)	5,823	0.07

(a)	Reflects the impairment of goodwill associated with the Healthy Fruit reporting unit of the Consumer Products operating segment.
(b)

Reflects inventory write-downs and facility closure costs of $3.2 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment, relocation and retention costs, and bad debt reserves of $22.9 million recorded in selling, general and administrative (“SG&A”) expenses; and asset impairment charges and employee termination costs of $23.8 million recorded in other expense (as described above under “Value Creation Plan”).

(c)

Reflects costs related to the recall of certain sunflower kernel products, including a $0.7 million adjustment for the estimated lost gross profit in the first quarter of 2017 caused by the sunflower recall, which reflected a shortfall in revenues against prior year volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million; and $0.4 million of product withdrawal costs not eligible for reimbursement under our insurance policies, which were recorded in other expense.

(d)

Reflects a recovery on the early extinguishment of a rebate obligation that arose from the prior settlement of a flexible resealable pouch product recall dispute with a customer (see (m) below), which was recorded in other income.

(e)

Reflects the reversal to SG&A expenses of previously recognized stock-based compensation related to performance share units granted to certain employees as the performance conditions were not achieved.

(f)

Other included fair value adjustments related to contingent consideration arrangements; severance costs unrelated to the Value Creation Plan; and gain/loss on the sale of assets, which were recorded in other expense.

(g)	Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.

SUNOPTA INC.	49	December 30, 2017 10-K

(h)	Reflects the realization of previously unrecognized tax benefits, due to the expiration of the statute of limitations.
(i)	Reflects the remeasurement of deferred tax balances to reflect new U.S. corporate tax rates enacted in December 2017.
(j)

Reflects costs related to the Sunrise Acquisition, including an acquisition accounting adjustment related to Sunrise’s inventory sold during the year of $15.0 million, which was recorded in cost of goods sold; the amortization and expense of debt issuance costs incurred in connection with the initial financing related to the Sunrise Acquisition of $10.4 million, which were recorded in interest expense; and $2.4 million of integration costs related to the closure and consolidation of our frozen fruit processing facilities following the Sunrise Acquisition, which were recorded in cost of goods sold and other expense.

(k)

Reflects legal and other professional advisory costs associated with the strategic review and execution of the Value Creation Plan of $4.0 million, which were recorded in SG&A expenses; and asset impairment charges and employee termination costs of $14.3 million recorded in other expense (as described above under “Value Creation Plan”).

(l)	Reflects the impairment of goodwill associated with the Sunflower reporting unit of the Raw Material Sourcing and Supply operating segment.
(m)

Reflects a charge of $9.0 million for the settlement of a flexible resealable pouch product recall dispute with a customer, which was recorded in other expense, and associated legal costs, which were recorded in SG&A expenses. The settlement amount included up to $4.0 million in rebates payable to the customer over a four-year period.

(n)

Reflects costs of $4.0 million for the withdrawal of certain consumer-packaged products for quality-related issues and the sunflower recall, of which $1.2 million was recorded in cost of goods sold and $2.8 million was recorded in other expense. Also reflects a $1.7 million adjustment for the estimated lost gross profit caused by the sunflower recall, which reflects a shortfall in revenues against anticipated volumes of approximately $9.8 million, less associated cost of goods sold of approximately $8.1 million.

(o)	Reflects aging reserves and low margin sales to reduce inventory exposures mainly related to certain grain varieties that we exited, which were recorded in cost of goods sold.
(p)

Plant start-up costs relate to the ramp-up of production at our Allentown, Pennsylvania, facility following the completion of the addition of aseptic beverage processing and filling capabilities, which were recorded in cost of goods sold. These start-up costs reflected the negative gross profit reported by the facility as the facility ramped up to break-even production levels.

(q)

Reflects the write-off to interest expense of $0.2 million of remaining unamortized debt issuance costs related to our former North American credit facilities, which were replaced by a global asset-based credit facility in February 2016 (the “Global Credit Facility”).

(r)

Other includes severance costs of $0.9 million unrelated to the Value Creation Plan, and fair value adjustments related to contingent consideration arrangements of $0.6 million, which were recorded in other expense.

(s)	Reflects a gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural, which was recorded in other income.

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

(3)

We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe are useful to investors’ understanding of our operating profitability by excluding non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation and asset impairment charges, as well as other unusual items that affect the comparability of operating performance. We also use these measures to review and assess our progress under the Value Creation Plan (as described above under “Value Creation Plan”) and to assess operating performance in connection with our employee incentive programs. In addition, we are subject to certain debt covenants that restrict our ability to incur additional indebtedness unless we meet certain ratios based on pre-established measures of EBITDA. We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)). The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of flexible resealable pouch and nutrition bar operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

SUNOPTA INC.	50	December 30, 2017 10-K

	Excluding flexible	Flexible
	resealable pouch	resealable pouch
	and nutrition bar	and nutrition bar	Consolidated
For the years ended	$	$	$
December 30, 2017
Loss from continuing operations	(119,707)	(14,861)	(134,568)
Recovery of income taxes	(26,328)	(9,501)	(35,829)
Interest expense, net	32,504	-	32,504
Other expense, net	8,847	14,813	23,660
Goodwill impairment	115,000	-	115,000
Total segment operating income (loss)	10,316	(9,549)	767
Depreciation and amortization	31,994	830	32,824
Stock-based compensation(a)	6,395	-	6,395
Costs related to Value Creation Plan(b)	23,144	2,939	26,083
Product withdrawal and recall costs(c)	729	-	729
Adjusted EBITDA	72,578	(5,780)	66,798

December 31, 2016
Loss from continuing operations	(49,288)	(1,276)	(50,564)
Recovery of income taxes	(22,981)	(816)	(23,797)
Interest expense, net	43,275	-	43,275
Other expense, net	28,292	-	28,292
Goodwill impairment	17,540	-	17,540
Total segment operating income (loss)	16,838	(2,092)	14,746
Depreciation and amortization	33,320	830	34,150
Stock-based compensation(a)	3,885	-	3,885
Costs related to business acquisitions(d)	15,150	-	15,150
Costs related to Value Creation Plan(b)	4,041	-	4,041
Inventory reserves and liquidation sales to de-risk positions(e)	3,428	-	3,428
Product withdrawal and recall costs(c)	2,855	-	2,855
Litigation-related legal fees(f)	1,850	-	1,850
Plant start-up costs(g)	1,565	-	1,565
Adjusted EBITDA	82,932	(1,262)	81,670

(a)

For 2017, stock-based compensation of $6.4 million was recorded in SG&A expenses, and the reversal of $0.7 million of previously recognized stock-based compensation, related to forfeited awards of employees that were terminated in connection with the Value Creation Plan, was recognized in other expense. For 2016, stock-based compensation of $3.9 million was recorded in SG&A expenses.

(b)

For 2017, reflects inventory write-downs and facility closure costs of $3.2 million recorded in cost of goods sold, and consulting fees, temporary labor, employee recruitment, relocation and retention costs, and bad debt reserves of $22.9 million recorded in SG&A expenses. For 2016, reflects legal and other professional advisory costs of $4.0 million recorded in SG&A expenses.

(c)

For 2017, reflects the estimated lost gross profit caused by the recall of certain sunflower kernel products of $0.7 million, which reflected the shortfall in revenues in the first quarter of 2017 against first quarter 2016 volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million. For 2016, reflects costs of $1.2 million for the withdrawal of certain consumer-packaged products for quality-related issues, which was recorded in cost of goods and the estimated lost gross profit caused by the sunflower recall of $1.7 million, which reflected a shortfall in revenues against anticipated volumes of approximately $9.8 million, less associated cost of goods sold of approximately $8.1 million.

(d)

Reflects costs related to the acquisition accounting adjustment related to Sunrise’s inventory sold in 2016 of $15.0 million, and the integration costs related to the closure and consolidation of our frozen fruit processing operations following the Sunrise Acquisition of $0.2 million, which were recorded in cost of goods sold.

(e)	Reflects aging reserves and low margin sales to reduce inventory exposures mainly related to certain grain varieties that we exited, which were recorded in cost of goods sold.
(f)	Reflects legal costs related to the settlement of the flexible resealable pouch product recall dispute with a customer, which were recorded in SG&A expenses.
(g)	Reflects the negative gross profit reported by the Allentown facility as the facility ramped up to break-even production levels.

Although we use adjusted EBITDA as a measure to assess the performance of our business and for the other purposes set forth above, this measure has limitations as analytic tools, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

•	adjusted EBITDA reflects the interest expense, or the cash requirements necessary to service interest payments on our indebtedness;

•	adjusted EBITDA includes the payment of taxes, which is a necessary element of our operations;

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	adjusted EBITDA includes non-cash stock-based compensation, which is an important component of our total compensation program for employees and directors.

SUNOPTA INC.	51	December 30, 2017 10-K

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as revenues, gross profit, segment operating income, earnings and adjusted earnings to measure our operating performance. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and neither should be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of a similarly titled measure reported by other companies.

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

Revenues for the year ended December 30, 2017 decreased by 5.0% to $1,279.6 million from $1,346.7 million for the year ended December 31, 2016. Excluding the impact on revenues for the year ended December 30, 2017 of changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of $15.0 million), all sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $6.2 million), and estimated impact of the recall of certain sunflower kernel products based on shortfall against prior year volumes (a decrease in revenues of $3.3 million), revenues decreased by 3.3% in 2017, compared with 2016. This decrease in revenues on an adjusted basis reflected a lower sales of frozen fruit products due to lower consumer demand and lost customer volumes; lower raw and roasted sunflower volumes, due to global competition and reduced customer demand following the sunflower recall; and lower sales of non-dairy aseptic beverage products related to the previously announced loss of a significant customer. These factors were partially offset by increased volumes of premium juice products and custom fruit ingredients.

Gross profit increased $19.1 million, or 15.2%, to $145.1 million for the year ended December 30, 2017, compared with $126.0 million for the year ended December 31, 2016. As a percentage of revenues, gross profit for the year ended December 30, 2017 was 11.3% compared to 9.4% for the year ended December 31, 2016, an increase of 2.0%. The gross profit percentage for 2017 would have been approximately 11.6%, excluding the impact of the write-down of flexible resealable pouch and nutrition bar inventories as a result of the plan to exit these product lines ($2.6 million), lost margin caused by the sunflower recall ($0.7 million), and facility closure costs under the Value Creation Plan ($0.6 million). For 2016, the gross profit percentage would have been 10.9%, excluding the impact of an acquisition accounting adjustment related to Sunrise’s inventory sold in 2016 ($15.0 million), aging reserves and low margin sales to reduce inventory exposures mainly on specialty grain varieties we exited ($3.4 million), lost margin caused by the recall of certain sunflower kernel products ($1.7 million), start-up costs related to the ramp-up of production at the Allentown aseptic beverage facility ($1.6 million), and an inventory reserve for certain consumer-packaged products due to quality-related issues ($1.2 million). Excluding these items, the gross profit percentage increased 0.7% on an adjusted basis in 2017, compared with 2016, which reflected improved operating efficiencies and raw material pricing within our healthy fruit operations, and operational savings following the closure of the San Bernardino premium juice facility, as well as a favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations. These factors were partially offset by higher losses within our flexible resealable pouch and nutrition bar operations, partially related to wind-down activities in the fourth quarter of 2017. In addition, we experienced lower production volumes and operating efficiencies within our sunflower and roasting operations following the recall.

Total segment operating income for the year ended December 30, 2017 decreased by $14.0 million, or 94.8%, to $0.8 million, compared with $14.7 million for the year ended December 31, 2016. As a percentage of revenues, segment operating income was 0.1% for the year ended December 30, 2017, compared with 1.1% for the year ended December 31, 2016. The decrease in segment operating income reflected a $28.8 million increase in SG&A expenses that more than offset the higher overall gross profit as described above. The increase in SG&A expenses mainly reflected incremental consulting fees and temporary labor costs ($12.5 million), employee recruitment, relocation and retention costs ($6.0 million), and bad debt reserves related to exited operations ($0.4 million) associated with the Value Creation Plan, partially offset by lower legal costs related to settlement of a product recall dispute in 2016 ($1.9 million). Excluding these items, as well as those items identified above affecting gross profit, segment operating income as a percentage of revenues on an adjusted basis would have been 2.1% in 2017, compared with 3.2% in 2016, which reflected higher employee compensation-related costs in 2017 related to structural investments in new quality, sales, marketing, engineering and accounting resources. In addition, segment operating income reflected a foreign exchange loss of $5.6 million in 2017, which mainly reflected the impact on our international organic ingredient and frozen fruit operations of a weakening of U.S. dollar relative to the euro and Mexican peso, compared with a loss of $1.2 million in 2016.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under “Segmented Operations Information”.

SUNOPTA INC.	52	December 30, 2017 10-K

Other expense for the year ended December 30, 2017 of $23.7 million mainly reflected the impairment of long-lived assets related to the exits from our flexible resealable pouch and nutrition bar product lines and operations, and consolidation of our roasted snack operations, as well as the closure of the San Bernardino facility ($18.2 million), and employee termination costs ($5.6 million) associated with the Value Creation Plan, partially offset by a $1.0 million recovery on the early extinguishment of a rebate obligation that arose from the prior settlement of a recall dispute with a customer related to flexible resealable pouch products. Other expense for the year ended December 31, 2016 of $28.3 million reflected the impairment of long-lived assets related to the closure of the San Bernardino and Heuvelton facilities ($11.5 million), and employee termination costs ($2.8 million) associated with the Value Creation Plan, the cost of the settlement of the aforementioned flexible resealable pouch product recall dispute with a customer ($9.0 million, which included up to $4.0 million in rebates payable to the customer over a four-year period), as well as costs associated with product withdrawals and recalls ($2.8 million), and facility rationalization and severance costs primarily related to the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition ($2.2 million). Other expenses in 2016 were partially offset by the $1.7 million gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural.

In 2017, we recognized a non-cash goodwill impairment charge of $115.0 million related to the Healthy Fruit reporting unit of the Consumer Products operating segment, as a result of lower-than-expected sales and operating performance for frozen fruit since the Sunrise Acquisition, and uncertainty of future sales due to lost customer volumes and declining consumer consumption trends in 2017. In 2016, we recognized a non-cash goodwill impairment charge of $17.5 million related to the Sunflower reporting unit of the Raw Material Sourcing and Supply operating segment, due to lower anticipated sales demand and higher expected production and capital costs as a result of the sunflower recall.

Interest expense decreased by $10.8 million to $32.5 million for the year ended December 30, 2017, compared with $43.3 million for the year ended December 31, 2016. Interest expense included the amortization and expense of debt issuance costs of $2.8 million and $11.3 million in 2017 and 2016, respectively. The year-over-year decrease in interest expense primarily reflected the reduction in non-cash amortization following the one-year maturity of the initial second lien loans used to partially fund the Sunrise Acquisition, and repayment of $79.0 million of second lien debt with the net proceeds from the Preferred Stock offering in October 2016, and further extinguishment of $7.5 million of second lien debt in October 2017.

We recognized a recovery of income tax of $35.8 million for the year ended December 30, 2017 (including a $8.4 million recovery related to the remeasurement of deferred tax balances to reflect the new corporate tax rates enacted in the U.S. in December 2017, and the realization of $0.5 million of previously unrecognized tax benefits), compared with a recovery of income tax of $23.8 million for the year ended December 31, 2016 (including the realization of $1.3 million of previously unrecognized tax benefits). Excluding the effects of the change the U.S. corporate tax rate and the realization of unrecognized tax benefits, the effective tax rates for 2017 and 2016 would have been 48.6% and 39.6%, respectively, of the loss before income taxes (excluding the non-deductible goodwill impairment losses). The effective tax rates reflected the effect of a mix of pre-tax losses in the U.S. and pre-tax earnings in certain other jurisdictions. In fiscal 2017, pre-tax losses in the U.S. mainly reflected costs associated with the Value Creation Plan. In fiscal 2016, pre-tax losses in the U.S. reflected costs associated with the Value Creation Plan, as well as the Sunrise Acquisition, settlement of the product recall dispute, and product withdrawal and recall costs. With the effect of the corporate tax law changes in the U.S. beginning in fiscal 2018, we expect our effective tax rate will be approximately 24% to 26%, excluding discrete items.

Loss from continuing operations attributable to SunOpta Inc. for the year ended December 30, 2017 was $135.3 million, compared with a loss of $50.6 million for the year ended December 31, 2016, a decrease of $84.7 million. Diluted loss per share from continuing operations was $1.66 for the year ended December 30, 2017, compared with diluted loss per share from continuing operations of $0.61 for the year ended December 31, 2016.

The loss from discontinued operations of $0.6 million in 2016 was related to our investment in Opta Minerals, which we sold in April 2016.

On a consolidated basis, we realized a loss of $135.3 million (diluted loss per share of $1.66) for the year ended December 30, 2017, compared with a loss of $51.2 million (diluted loss per share of $0.62) for the year ended December 31, 2016.

For the year ended December 30, 2017, adjusted loss was $12.3 million, or $0.14 per diluted share, on a consolidated basis, compared with adjusted earnings of $5.8 million, or $0.07 per diluted share, on a consolidated basis for the year ended December 31, 2016. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted loss was $8.3 million, or $0.10 per diluted share, for the year ended December 30, 2017, compared with adjusted earnings of $7.1 million, or $0.08 per diluted share, for the year ended December 31, 2016. Adjusted EBITDA for the year ended December 30, 2017 was $66.8 million on a consolidated basis, compared with $81.7 million on a consolidated basis for the year ended December 31, 2016. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted EBITDA for the year ended December 30, 2017 was $72.6 million, compared with $82.9 million for the year ended December 31, 2016. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	53	December 30, 2017 10-K

Segmented Operations Information

Global Ingredients	December 30, 2017	December 31, 2016	Change	% Change

Revenue	550,527	574,295	(23,768)	-4.1%
Gross Profit	67,682	64,374	3,308	5.1%
Gross Profit %	12.3%	11.2%		1.1%

Operating Income	21,951	26,787	(4,836)	-18.1%
Operating Income %	4.0%	4.7%		-0.7%

Global Ingredients contributed $550.5 million in revenues for the year ended December 30, 2017, compared to $574.3 million for the year ended December 31, 2016, a decrease of $23.8 million, or 4.1%. Excluding the impact on revenues of changes including foreign exchange rates and commodity-related pricing (a decrease in revenues of $9.7 million), and the recall of certain sunflower kernel products announced in the second quarter of 2016 (a decrease in revenues of $3.3 million), Global Ingredients revenues decreased approximately 1.9%. The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the year ended December 31, 2016	$574,295
Lower roasted volumes due to reduced customer demand following the sunflower recall, and lower raw sunflower volumes due to competition from global suppliers	(16,642)
Decreased commodity pricing for domestically-sourced specialty and organic grains and seeds	(10,943)
Decreased commodity pricing for internationally-sourced organic ingredients	(2,835)
Decreased volumes of internationally-sourced organic ingredients including alternative sweeteners, seeds, fruits, vegetables and coffee, offset by increased volumes of nuts, dried fruit, animal feed and cocoa	(295)
Favorable foreign exchange impact on euro-denominated sales due to a weaker U.S. dollar period-over-period	4,096
Increased volumes of domestically-sourced specialty soy and organic feed, partially offset by lower volumes of specialty corn and crop inputs	2,851
Revenues for the year ended December 30, 2017	$550,527

Gross profit in Global Ingredients increased by $3.3 million to $67.7 million for the year ended December 30, 2017 compared to $64.4 million for the year ended December 31, 2016, and the gross profit percentage increased by 1.1% to 12.3%. The increase in gross profit as a percentage of revenue was primarily due to a favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations, partially offset by an unfavorable product mix of, and reduced pricing spreads on, certain organic commodities, and reduced operating efficiencies within our sunflower and roasting operations due to lower volumes following the recall. The table below explains the increase in gross profit:

SUNOPTA INC.	54	December 30, 2017 10-K

Global Ingredients Gross Profit Changes
Gross profit for the year ended December 31, 2016	$64,374
Favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations (partially offset by losses on forward currency contracts included below in operating income), partially offset by reduced pricing spreads and lower volumes of certain higher-margin internationally- sourced organic ingredients	4,494
Increased specialty soy volumes and increased contribution for grain ingredients, partially offset by reduced corn volumes and pricing spread on domestically-sourced organic feed and reduced volumes of higher-margin crop inputs due to a reduction in contracted acres	1,789
Lower sales volumes of raw sunflower and roasted products, and reduced operating efficiencies due to lower production volumes	(2,975)
Gross profit for the year ended December 30, 2017	$67,682

Operating income in Global Ingredients decreased by $4.8 million, or 18.1%, to $22.0 million for the year ended December 30, 2017, compared to $26.8 million for the year ended December 31, 2016. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the year ended December 31, 2016	$26,787
Increase in gross profit, as explained above	3,308
Increase in foreign exchange losses primarily related to forward currency contracts	(5,256)
Increase in corporate cost allocations	(2,083)
Higher employee-related compensation costs due to increased headcount within our international organic ingredient operations, partially offset by lower non-compensation- related costs	(805)
Operating income for the year ended December 30, 2017	$21,951

Looking forward, we believe Global Ingredients is well positioned in growing organic food and non-GMO categories. We intend to focus our efforts on (i) growing our organic sourcing and supply capabilities, making certified organic ingredients a larger proportion of our overall sales; (ii) making strategic investments in key product categories that drive higher volume ingredient solutions for our customers; and (iii) leveraging our international sourcing and supply capabilities internally, and forward and backward integrating where opportunities exist. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our ingredient expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

Consumer Products	December 30, 2017	December 31, 2016	Change	% Change

Revenue	729,066	772,436	(43,370)	-5.6%
Gross Profit	77,405	61,578	15,827	25.7%
Gross Profit %	10.6%	8.0%		2.6%

Operating Income	9,905	1,206	8,699	721.3%
Operating Income %	1.4%	0.2%		1.2%

SUNOPTA INC.	55	December 30, 2017 10-K

Consumer Products contributed $729.1 million in revenues for the year ended December 30, 2017, compared to $772.4 million for the year ended December 31, 2016, a $43.4 million, or 5.6% decrease. Excluding the impact on revenues of changes in raw fruit commodity-related pricing (a decrease in revenues of $5.3 million) and removing all sales of flexible resealable pouch and nutrition bar products, Consumer Products revenues decreased approximately 4.5%. The table below explains the decrease in revenues:

Consumer Products Revenue Changes
Revenues for the year ended December 31, 2016	$772,436
Lower volumes of frozen fruit due to declines in consumer consumption trends and lower distribution to certain retail customers, and the impact of lower raw fruit commodity-related pricing passed on to customers, partially offset by increased fruit ingredient volumes	(37,446)
Lower volumes of flexible resealable pouch products (including the impact on revenues from the closure of west coast pouch operations due to the fire at a third-party facility in the third quarter of 2016), partially offset by higher volumes of nutrition bars related to new product offerings, prior to the exit from nutrition bar operations	(6,206)
Higher volumes of premium juice and fruit snack products, as well as non-dairy aseptic beverage products into the foodservice channel, offset by lower retail sales of non-dairy aseptic beverages related to the previously announced loss of a significant contract	282
Revenues for the year ended December 30, 2017	$729,066

Gross profit in Consumer Products increased by $15.8 million to $77.4 million for the year ended December 30, 2017 compared to $61.6 million for the year ended December 31, 2016, and the gross profit percentage increased by 2.6% to 10.6%. For the year ended December 30, 2017, gross profit as a percentage of revenue was impacted by a write-down of flexible resealable pouch and nutrition bar inventories as a result of the exit from these operations ($2.6 million), as well as costs associated with the closure of the San Bernardino facility ($0.5 million). For the year ended December 31, 2016, gross profit as a percentage of revenue was impacted by the acquisition accounting adjustment related to Sunrise inventory sold ($15.0 million), costs associated with the expansion activities at the Allentown aseptic beverage facility ($1.6 million), and an inventory reserve for certain consumer-packaged products due to quality-related issues ($1.2 million). Excluding these costs, the gross profit percentage in Consumer Products would have been 11.1% for the year ended December 30, 2017, compared with 10.3% for the year ended December 31, 2016. The increase in gross profit percentage primarily reflected improved operating efficiencies and raw material pricing within our healthy fruit operations and operational savings from the closure of the San Bernardino facility, partially offset by higher losses within our flexible resealable pouch and nutrition bar operations. The table below explains the increase in gross profit:

Consumer Products Gross Profit Changes
Gross profit for the year ended December 31, 2016	$61,578
Acquisition accounting adjustment related to Sunrise inventory sold in 2016	15,000
Higher sales volumes of premium juice and fruit snack products, operational savings following the closure of the San Bernardino facility, and increased operating efficiency and cost reductions in aseptic as a result of the Value Creation Plan during the fourth quarter, offset by lower sales volumes of non-dairy aseptic beverages	4,110
Increased contribution on sales of frozen fruit, based on operating efficiencies due to the timing of the fruit harvest (which was delayed in fiscal 2016, resulting in higher labor costs and reduced supply) and favorable pricing on sourced raw fruit, as well as increased volumes of fruit ingredients, and productivity and cost reduction initiatives within fruit ingredient operations	3,740
Higher losses within flexible resealable pouch and nutrition bar operations (including the write-down of inventories related to exit activities)	(7,023)
Gross profit for the year ended December 30, 2017	$77,405

SUNOPTA INC.	56	December 30, 2017 10-K

Operating income in Consumer Products increased by $8.7 million to $9.9 million for the year ended December 30, 2017, compared to $1.2 million for the year ended December 31, 2016. The table below explains the increase in operating income:

Consumer Products Operating Income Changes
Operating loss for the year ended December 31, 2016	$1,206
Increase in gross profit, as explained above	15,827
Lower foreign exchange losses on international operations and lower non- compensation-related costs, partially offset by higher employee-related compensation costs	1,390
Increase in corporate cost allocations	(8,518)
Operating income for the year ended December 30, 2017	$9,905

Looking forward we believe Consumer Products remains well-positioned in markets with long-term growth potential. However, a continued decline in consumer consumption of frozen fruit could adversely affect the near-term performance of the Consumer Products. We intend to focus our efforts on (i) leveraging our new sales and marketing resources to create greater channel specific focus on retail and foodservice to bolster our pipeline of opportunities to diversify our portfolio and drive incremental sales volume; (ii) continuing to invest in our facilities to enhance quality, safety, and manufacturing efficiency to drive both incremental sales and cost reduction; (iii) executing procurement and supply chain cost reduction initiatives focused on leveraging our buying power and creating increased network efficiency in our planning and logistics efforts; and (iv) leveraging our innovation capabilities to bring new value-added packaged products and processes to market and to increase our capacity utilization across Consumer Products. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, availability of raw material supply, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Corporate Services	December 30, 2017	December 31, 2016	Change	% Change
Operating Loss	(31,089)	(13,247)	(17,842)	-134.7%

Operating loss at Corporate Services increased by $17.8 million to $31.1 million for the year ended December 30, 2017, from a loss of $13.2 million for the year ended December 31, 2016. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended December 31, 2016	$(13,247)
Non-structural third-party consulting costs and employee recruitment, relocation and retention costs associated with the Value Creation Plan	(18,469)
Higher structural employee-related compensation costs due to increased headcount, and higher information technology costs, all in support of the Value Creation Plan	(7,134)
Increased stock-based compensation costs as a result of a change in our long-term incentive plan	(2,510)
Decrease in foreign exchange gains on foreign currency transactions	(330)
Increase in corporate cost allocations to SunOpta reporting segments, mainly related to structural investments in new quality, sales, marketing, engineering and accounting resources under the Value Creation Plan	10,601
Operating loss for the year ended December 30, 2017	$(31,089)

SUNOPTA INC.	57	December 30, 2017 10-K

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

Consolidated Results of Operations for Fiscal Years 2016 and 2015

	December 31,	January 2,
	2016	2016	Change	Change
	$	$	$	%
Revenues
Global Ingredients	574,295	610,890	(36,595)	-6.0%
Consumer Products	772,436	534,244	238,192	44.6%
Total revenues	1,346,731	1,145,134	201,597	17.6%

Gross Profit
Global Ingredients	64,374	66,461	(2,087)	-3.1%
Consumer Products	61,578	43,901	17,677	40.3%
Total gross profit	125,952	110,362	15,590	14.1%

Segment operating income (loss)(1)
Global Ingredients	26,787	28,184	(1,397)	-5.0%
Consumer Products	1,206	3,208	(2,002)	-62.4%
Corporate Services	(13,247)	(10,094)	(3,153)	-31.2%
Total segment operating income	14,746	21,298	(6,552)	-30.8%

Other expense, net	28,292	12,151	16,141	132.8%
Goodwill impairment	17,540	-	17,540	-
Earnings (loss) from continuing operations before the following	(31,086)	9,147	(40,233)	-439.8%
Interest expense, net	43,275	15,669	27,606	176.2%
Recovery of income taxes	(23,797)	(3,390)	(20,407)	-602.0%
Loss from continuing operations(2),(3)	(50,564)	(3,132)	(47,432)	-1514.4%
Earnings (loss) attributable to non-controlling interests	54	(136)	190	139.7%
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(19,475)	18,905	97.1%

Loss attributable to SunOpta Inc.(4)	(51,188)	(22,471)	(28,717)	-127.8%

(1)

The following table presents a reconciliation of segment operating income/loss to earnings (loss) from continuing operations before the following, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the “Consolidated Results of Operations for Fiscal Years 2017 and 2016” table regarding the use of this non-GAAP measure).

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
	$	$	$	$
December 31, 2016
Segment operating income (loss)	26,787	1,206	(13,247)	14,746
Other expense, net	(1,753)	(25,705)	(834)	(28,292)
Goodwill impairment	(17,540)	-	-	(17,540)
Earnings (loss) from continuing operations before the following	7,494	(24,499)	(14,081)	(31,086)

January 2, 2016
Segment operating income (loss)	28,184	3,208	(10,094)	21,298
Other income (expense), net	(1,317)	(939)	(9,895)	(12,151)
Earnings (loss) from continuing operations before the following	26,867	2,269	(19,989)	9,147

SUNOPTA INC.	58	December 30, 2017 10-K

(2)

The following table presents a reconciliation of adjusted earnings from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the “Consolidated Results of Operations for Fiscal Years 2017 and 2016” table regarding the use of this non-GAAP measure). In addition, in recognition of our exit flexible resealable pouch and nutrition bar product lines and operations (as described above under “Value Creation Plan”), we have prepared this table in a columnar format to present the effect of these operations on our consolidated results for the current and comparative period. We believe this presentation assists investors in assessing the results of the operations we intend to exit and the effect of those operations on our financial performance.

		Excluding flexible		Flexible
		resealable pouch		resealable pouch
		and nutrition bar		and nutrition bar		Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the years ended	$	$	$	$	$	$
December 31, 2016
Loss from continuing operations	(49,288)		(1,276)		(50,564)
Less: earnings attributable to non-controlling interests	(54)		-		(54)
Less: dividends and accretion of Series A Preferred Stock	(1,812)		-		(1,812)
Loss from continuing operations available to common shareholders	(51,154)	(0.60)	(1,276)	(0.01)	(52,430)	(0.61)

Adjusted for:
Costs related to business acquisitions(a)	27,802		-		27,802
Costs related to the Value Creation Plan(b)	18,326		-		18,326
Goodwill impairment(c)	17,540		-		17,540
Legal settlement and litigation-related legal fees(d)	10,850		-		10,850
Product withdrawal and recall costs(e)	5,693		-		5,693
Inventory reserves and liquidation sales to de-risk positions(f)	3,428		-		3,428
Plant start-up costs(g)	1,565		-		1,565
Write-off of debt issuance costs(h)	215		-		215
Other(i)	1,642		-		1,642
Gain on settlement of contingent consideration(j)	(1,715)		-		(1,715)
Net income tax effect(k)	(25,825)		-		(25,825)
Change in unrecognized tax benefits(l)	(1,268)		-		(1,268)
Adjusted earnings (loss)	7,099	0.08	(1,276)	(0.01)	5,823	0.07

January 2, 2016
Loss from continuing operations	(1,417)		(1,715)		(3,132)
Less: earnings attributable to non-controlling interests	136		-		136
Loss from continuing operations available to common shareholders	(1,281)	(0.02)	(1,715)	(0.02)	(2,996)	(0.04)

Adjusted for:
Costs related to business acquisitions(m)	17,192		-		17,192
Plant expansion and start-up costs(n)	4,081		-		4,081
Inventory reserves and liquidation sales to de-risk(o)	2,367		-		2,367
Downtime, spoilage and other costs due to equipment failure(p)	676		1,543		2,219
Demurrage, detention and other related expenses(q)	2,038		-		2,038
Litigation-related legal fees(d)	1,709		-		1,709
Reversal of stock-based compensation(r)	(579)		-		(579)
Other(s)	4,384		-		4,384
Net income tax effect(l)	(9,996)		(602)		(10,598)
Change in unrecognized tax benefits(m)	(855)		-		(855)
Adjusted earnings (loss)	19,736	0.27	(774)	(0.01)	18,962	0.26

(a)

Reflects costs related to the Sunrise Acquisition, including an acquisition accounting adjustment related to Sunrise’s inventory sold during the year of $15.0 million, which was recorded in cost of goods sold; the amortization and expense of debt issuance costs incurred in connection with the initial financing related to the Sunrise Acquisition of $10.4 million, which were recorded in interest expense; and $2.4 million of integration costs related to the closure and consolidation of our frozen fruit processing facilities following the Sunrise Acquisition, which were recorded in cost of goods sold and other expense.

(b)

Reflects legal and other professional advisory costs associated with the strategic review and execution of the Value Creation Plan of $4.0 million, which were recorded in SG&A expenses; and asset impairment charges and employee termination costs of $14.3 million recorded in other expense (as described above under “Value Creation Plan”).

SUNOPTA INC.	59	December 30, 2017 10-K

(c)	Reflects the impairment of goodwill associated with the Sunflower reporting unit of the Raw Material Sourcing and Supply operating segment.
(d)

Reflects a charge of $9.0 million for the settlement of a flexible resealable pouch product recall dispute with a customer, which was recorded in other expense, and associated legal costs of $1.9 million (2015 - $1.7 million), which were recorded in SG&A expenses. The settlement amount included up to $4.0 million in rebates payable to the customer over a four-year period.

(e)

Reflects costs of $4.0 million for the withdrawal of certain consumer-packaged products for quality-related issues and the sunflower recall, of which $1.2 million was recorded in cost of goods sold and $2.8 million was recorded in other expense. Also reflects a $1.7 million adjustment for the estimated lost gross profit caused by the sunflower recall, which reflects a shortfall in revenues against anticipated volumes of approximately $9.8 million, less associated cost of goods sold of approximately $8.1 million.

(f)	Reflects aging reserves and low margin sales to reduce inventory exposures mainly related to certain grain varieties that we exited, which were recorded in cost of goods sold.
(g)

Plant start-up costs relate to the ramp-up of production at the Allentown facility following the completion of the addition of aseptic beverage processing and filling capabilities, which were recorded in cost of goods sold. These start-up costs reflected the negative gross profit reported by the facility as the facility ramped up to break-even production levels.

(h)

Reflects the write-off to interest expense of $0.2 million of remaining unamortized debt issuance costs related to our former North American credit facilities, which were replaced by the Global Credit Facility.

(i)

Other includes severance costs of $0.9 million unrelated to the Value Creation Plan, and fair value adjustments related to contingent consideration arrangements of $0.6 million, which were recorded in other expense.

(j)	Reflects a gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural, which was recorded in other income.
(k)	Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.
(l)	Reflects the realization of previously unrecognized tax benefits, due to the expiration of the statute of limitations.
(m)

Reflects costs related to the Sunrise Acquisition, including an acquisition accounting adjustment related to Sunrise’s inventory sold subsequent to the acquisition date of $4.0 million, which was recorded in cost of goods sold; acquisition- and integration-related costs incurred in connection with the Sunrise Acquisition of $7.8 million, which were recorded in other expense; and the amortization and expense of debt issuance costs incurred in connection with the initial financing related to the Sunrise Acquisition of $5.4 million, which were recorded in interest expense.

(n)

Reflects costs related to the retrofit of our San Bernardino, California, juice facility and expansion of the Allentown facility to add aseptic beverage processing and filling capabilities, which were recorded in cost of goods sold.

(o)	Reflects inventory reserves and low margin sales incurred to reduce inventory exposures in certain organic raw materials, which were recorded in cost of goods sold.
(p)	Reflects downtime and spoilage caused by equipment failures, which were recorded in cost of goods sold.
(q)	Reflects additional logistics costs stemming from capacity constraints on imports and exports within the Global Ingredients segment, which were recorded in cost of goods sold.
(r)

Reflects the reversal to SG&A expenses of previously recognized stock-based compensation related to performance share units granted to certain employees as the performance conditions were not achieved.

(s)

Other includes severance benefits of $2.1 million for a former CEO; fair value adjustments related to contingent consideration arrangements; and gain/loss on disposal of assets, which were recorded in other expense.

(3)

The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the “Consolidated Results of Operations for the Fiscal Years 2017 and 2016” table regarding the use of this non-GAAP measure). In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of flexible resealable pouch and nutrition bar operations on our consolidated results for the current and comparative period. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

SUNOPTA INC.	60	December 30, 2017 10-K

	Excluding flexible	Flexible
	resealable pouch	resealable pouch
	and nutrition bar	and nutrition bar	Consolidated
For the years ended	$	$	$
December 31, 2016
Loss from continuing operations	(49,288)	(1,276)	(50,564)
Recovery of income taxes	(22,981)	(816)	(23,797)
Interest expense, net	43,275	-	43,275
Other expense, net	28,292	-	28,292
Goodwill impairment	17,540	-	17,540
Total segment operating income (loss)	16,838	(2,092)	14,746
Depreciation and amortization	33,320	830	34,150
Stock-based compensation(a)	3,885	-	3,885
Costs related to business acquisitions(b)	15,150	-	15,150
Costs related to Value Creation Plan(c)	4,041	-	4,041
Inventory reserves and liquidation sales to de-risk positions(d)	3,428	-	3,428
Product withdrawal and recall costs(e)	2,855	-	2,855
Litigation-related legal fees(f)	1,850	-	1,850
Plant start-up costs(g)	1,565	-	1,565
Adjusted EBITDA	82,932	(1,262)	81,670

January 2, 2016
Loss from continuing operations	(1,417)	(1,715)	(3,132)
Recovery of income taxes	(2,294)	(1,096)	(3,390)
Interest expense, net	15,669	-	15,669
Other expense, net	12,151	-	12,151
Total segment operating income (loss)	24,109	(2,811)	21,298
Depreciation and amortization	20,372	635	21,007
Stock-based compensation(a)	3,512	-	3,512
Plant expansion and start-up costs(h)	4,081	-	4,081
Costs related to business acquisitions(b)	4,000	-	4,000
Inventory reserves and liquidation sales to de-risk positions(i)	2,367	-	2,367
Downtime, spoilage and other costs due to equipment failure(j)	480	1,739	2,219
Demurrage, detention and other related expenses(k)	2,038	-	2,038
Litigation-related legal fees(f)	1,709	-	1,709
Adjusted EBITDA	62,668	(437)	62,231

(a)	For 2016 and 2015, stock-based compensation of $3.9 million and $3.5 million, respectively, was recorded in SG&A expenses.
(b)

For 2016, reflects costs related to the acquisition accounting adjustment related to Sunrise’s inventory sold in 2016 of $15.0 million, and the integration costs related to the closure and consolidation of our frozen fruit processing operations following the Sunrise Acquisition of $0.2 million, which were recorded in cost of goods sold. For 2015, reflects costs related to the acquisition accounting adjustment related to Sunrise’s inventory sold subsequent to the acquisition date of $4.0 million.

(c)	Reflects legal and other professional advisory costs of $4.0 million recorded in SG&A expenses.
(d)	Reflects aging reserves and low margin sales to reduce inventory exposures mainly related to certain grain varieties that we exited, which were recorded in cost of goods sold.
(e)

Reflects costs of $1.2 million for the withdrawal of certain consumer-packaged products for quality-related issues, which was recorded in cost of goods and the estimated lost gross profit caused by the sunflower recall of $1.7 million, which reflected a shortfall in revenues against anticipated volumes of approximately $9.8 million, less associated cost of goods sold of approximately $8.1 million.

(f)	Reflects legal costs related to the settlement of the flexible resealable pouch product recall dispute with a customer, which were recorded in SG&A expenses.
(g)	Reflects the negative gross profit reported by the Allentown facility as the facility ramped up to break-even production levels.
(h)

Reflects costs related to the retrofit of our San Bernardino, California, juice facility and expansion of the Allentown facility to add aseptic beverage processing and filling capabilities, which were recorded in cost of goods sold.

(i)	Reflects inventory reserves and low margin sales incurred to reduce inventory exposures in certain organic raw materials, which were recorded in cost of goods sold.
(j)	Reflects downtime and spoilage caused by equipment failures, which were recorded in cost of goods sold.
(k)	Reflects additional logistics costs stemming from capacity constraints on imports and exports within the Global Ingredients segment, which were recorded in cost of goods sold.

(4)

Refer to footnote (4) to the “Consolidated Results of Operations for the Fiscal Years 2017 and 2016” table regarding the use of certain other non- GAAP measures in the discussion of our results of operations below.

Revenues for the year ended December 31, 2016 increased by 17.6% to $1,346.7 million from $1,145.1 million for the year ended January 2, 2016. Excluding the impact on revenues for the year ended December 31, 2016 of business acquisitions and associated product rationalizations (an increase in revenues of approximately $230.8 million), changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of approximately $28.1 million), estimated impact of the recall of certain sunflower kernel products based on shortfall against anticipated volumes (a decrease in revenues of approximately $9.8 million), and estimated impact on west coast pouch operations as a result of a fire at a third-party facility (a decrease in revenues of approximately $5.1 million), revenues increased 1.0% in 2016, compared with 2015. This increase in revenues on an adjusted basis reflected higher demand for organic ingredients and growth in aseptic beverage volumes with the added output from the Allentown facility and new product launches. These positive factors were mostly offset by lower volumes of specialty raw materials driven by a reduction in contracted acres and lower retail market demand for frozen fruit in the fourth quarter of the 2016.

SUNOPTA INC.	61	December 30, 2017 10-K

Gross profit increased $15.6 million, or 14.1%, to $126.0 million for the year ended December 31, 2016, compared with $110.4 million for the year ended January 2, 2016. As a percentage of revenues, gross profit for the year ended December 31, 2016 was 9.4% compared to 9.6% for the year ended January 2, 2016, a decrease of 0.2%. The gross profit percentage for 2016 would have been approximately 10.9%, excluding the impact of an acquisition accounting adjustment related to Sunrise’s inventory sold in 2016 ($15.0 million), aging reserves and low margin sales to reduce inventory exposures mainly on specialty grain varieties we were exiting ($3.4 million), lost margin caused by the recall of certain sunflower kernel products ($1.7 million), start-up costs related to the ramp-up of production at the Allentown aseptic beverage facility ($1.6 million), and an inventory reserve for certain consumer-packaged products due to quality-related issues ($1.2 million). For 2015, the gross profit percentage would also have been approximately 10.9%, excluding the impact of costs related to the retrofit of the San Bernardino juice facility and expansion of the Allentown facility to add aseptic beverage production capabilities ($4.1 million), an acquisition accounting adjustment related to the Sunrise’s inventory sold subsequent to the acquisition date ($4.0 million), aging reserves and low margin sales to reduce inventory exposures on certain organic raw materials ($2.4 million), downtime and spoilage caused by equipment failures at the Allentown pouch facility ($2.2 million), and demurrage, detention and other related expenses ($2.0 million). Excluding these items, the year-over-year gross profit percentage on an adjusted basis reflected increased efficiency and lower costs at our aseptic beverage operations and improved pricing spreads on organic ingredients. These positive factors were offset by increased raw material costs for frozen strawberries that could not be passed on immediately to customers, as well as production inefficiencies within our frozen fruit operations in the first half of 2016 caused by a late harvest and the resultant shortage of strawberries. In addition, we experienced lower pricing spreads on specialty corn and soy and reduced throughput in our sunflower and roasting operations with the implementation of new food safety and quality processes.

Total segment operating income for the year ended December 31, 2016 decreased by $6.6 million, or 30.8%, to $14.7 million, compared with $21.3 million for the year ended January 2, 2016. As a percentage of revenues, segment operating income was 1.1% for the year ended December 31, 2016, compared with 1.9% for the year ended January 2, 2016. The decrease in segment operating income mainly reflected a $12.9 million increase in SG&A expenses and $6.3 million increase in intangible asset amortization, which more than offset the higher overall gross profit as described above. The increase in SG&A expenses in 2016, compared with 2015, reflected incremental expenses from acquired businesses, and external advisory costs associated with the strategic review and Value Creation Plan ($4.0 million). The year-over-year increase in intangible asset amortization of $6.3 million reflected the incremental amortization of identified intangible assets of acquired businesses. Also contributing to the decrease in segment operating income was a foreign exchange loss of $1.2 million in 2016, compared with a foreign exchange gain of $1.6 million in 2015, mainly reflecting the negative impact of a strengthening of the U.S. dollar relative to the peso on our Mexican frozen fruit operations in 2016, compared with the positive impact of a strengthening of the U.S. dollar relative to the euro in 2015.

Further details on revenue, gross profit and segment operating income variances are provided below under “Segmented Operations Information”.

Other expense for the year ended December 31, 2016 of $28.3 million reflected the impairment of long-lived assets related to the closures of the San Bernardino and Heuvelton facilities ($11.5 million), and employee termination costs ($2.8 million) associated with the Value Creation Plan, the cost of the settlement of the aforementioned flexible resealable pouch product recall dispute with a customer ($9.0 million), as well as costs associated with product withdrawals and recalls ($2.8 million), and facility rationalization and severance costs primarily related to the consolidation of our frozen fruit processing facilities following the Sunrise Acquisition ($2.2 million). Other expenses in 2016 were partially offset by the $1.7 million gain on settlement of the contingent consideration obligation related to the acquisition of Niagara Natural. Other expense for the year ended January 2, 2016 of $12.2 million included business development costs of $7.8 million, primarily reflecting acquisition- and integration-related costs incurred in connection with the Sunrise Acquisition; as well as severance and other rationalization costs of $2.9 million.

In 2016, we recognized a non-cash goodwill impairment charge of $17.5 million related to the Sunflower reporting unit of the Global Ingredients segment, due to lower anticipated sales demand and higher expected production and capital costs as a result of the sunflower recall.

SUNOPTA INC.	62	December 30, 2017 10-K

The increase in interest expense of $27.6 million to $43.3 million for the year ended December 31, 2016, compared with $15.7 million for the year ended January 2, 2016, primarily reflected increased costs associated with borrowings to finance the Sunrise Acquisition. Interest expense for 2016 included $10.5 million of non-cash amortization and expense of the initial second lien loans used to partially fund the Sunrise Acquisition, compared with $3.4 million in 2015.

We recognized a recovery of income tax of $23.8 million for the year ended December 31, 2016 (including the realization of $1.3 million of previously unrecognized tax benefits), compared with a recovery of income tax of $3.4 million for the year ended January 2, 2016. Excluding the impact of the change in unrecognized tax benefits, the effective tax rate for 2016 was 39.6% of the loss before income taxes (excluding the non-deductible goodwill impairment loss), compared with 52.0% of loss before income taxes for 2015. The effective tax rates reflected the impact of changes in the jurisdictional mix of earnings, mainly as the result of pre-tax losses in the U.S. in 2016 and 2015, which reflected costs related to the Sunrise Acquisition (including financing-related costs and acquisition accounting adjustments to Sunrise inventory sold). In addition, for 2016, pre-tax losses in the U.S. reflected costs associated with the Value Creation Plan, settlement of the product recall dispute, and product withdrawal and recall costs.

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

For the year ended December 31, 2016, adjusted earnings were $5.8 million, or $0.07 per diluted share, on a consolidated basis, compared with adjusted earnings of $19.0 million, or $0.26 per diluted share, on a consolidated basis for the year ended January 2, 2016. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted earnings $7.1 million, or $0.08 per diluted share, for the year ended December 31, 2016, compared with adjusted earnings of $19.7 million, or $0.27 per diluted share, for the year ended January 2, 2016. Adjusted EBITDA for the year ended December 31, 2016 was $81.7 million on a consolidated basis, compared with $62.2 million on a consolidated basis for the year ended January 2, 2016. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted EBITDA for the year ended December 31, 2016 was $83.0 million, compared with $62.7 million for the year ended January 2, 2016. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients	December 31, 2016	January 2, 2016	Change	% Change

Revenue	574,295	610,890	(36,595)	-6.0%
Gross Profit	64,374	66,461	(2,087)	-3.1%
Gross Profit %	11.2%	10.9%		0.3%

Operating Income	26,787	28,184	(1,397)	-5.0%
Operating Income %	4.7%	4.6%		0.1%

Global Ingredients contributed $574.3 million in revenues for the year ended December 31, 2016, compared to $610.9 million for the year ended January 2, 2016, a decrease of $36.6 million or 6.0%. Excluding the estimated impact on revenues of the recall of certain sunflower kernel products and the impact of changes including foreign exchange rates and commodity-related pricing, Global Ingredients revenues decreased approximately 0.2%. The table below explains the decrease in revenue:

SUNOPTA INC.	63	December 30, 2017 10-K

Global Ingredients Revenue Changes
Revenues for the year ended January 2, 2016	$610,890
Lower volumes of specialty corn and soy driven by a reduction of contracted acres, as well as decreased volumes of organic feed, roasted and other ingredient products	(36,551)
Lower sunflower volumes attributed to downtime due to the impact of the recall in the second quarter of 2016, and lower throughput after restarting our roasting operations, combined with lower export volumes of in-shell sunflower due primarily to a strong U.S. dollar	(17,301)
Decreased commodity pricing of specialty corn, soy, sunflower and organic feed	(14,651)
Decreased commodity pricing for organic seeds and nuts, coffee, oils, sugar and quinoa	(13,458)
Higher volumes of internationally sourced organic ingredients including cocoa, fruit, vegetables, coffee, seeds and nuts	45,366
Revenues for the year ended December 31, 2016	$574,295

Gross profit in Global Ingredients decreased by $2.1 million to $64.4 million for the year ended December 31, 2016 compared to $66.5 million for the year ended January 2, 2016, and the gross profit percentage increased by 0.3% to 11.2%. The increase in gross profit as a percentage of revenue was primarily due to a favorable sales mix driven by higher margin international organic raw materials and improved mix in domestic raw materials as a result of a decline in acres contracted of low margin seed and grain varieties, mark-to-market gains on commodity futures contracts, and improved transloading operating efficiencies from the prior year, partially offset by the impact of the sunflower recall on operations and lower pricing spreads on non-GMO soy, corn and organic feed. The table below explains the decrease in gross profit:

Global Ingredients Gross Profit Changes

Gross profit for the year ended January 2, 2016	$66,461
Margin loss from downtime associated with the sunflower recall, and as reduced throughput following the restart of our roasting operations, as well as lower export volumes of in-shell sunflower due primarily to a strong U.S. dollar	(4,201)
Lower pricing spread on specialty corn and soy, as well as inventory reserves and low margin sales recorded against certain grain varieties that we are exiting, partially offset by improved recoveries over the prior year related to transloading costs in 2015	(2,881)
Favorable margin impact of mark-to-market gains related to commodity futures contracts	2,707
Favorable impact on gross margins due to improved pricing spreads on internationally sourced organic ingredients, partially offset by reduced yield and other operational inefficiencies at our European sunflower operations	2,288
Gross profit for the year ended December 31, 2016	$64,374

Operating income in Global Ingredients decreased by $1.4 million, or 5.0%, to $26.8 million for the year ended December 31, 2016, compared to $28.2 million for the year ended January 2, 2016. The table below explains the decrease in operating income:

SUNOPTA INC.	64	December 30, 2017 10-K

Global Ingredients Operating Income Changes
Operating income for the year ended January 2, 2016	$28,184
Decrease in gross profit, as explained above	(2,087)
Decreased foreign exchange gains on forward currency contracts	(2,590)
Decrease in corporate cost allocations	2,573
Lower professional fees and employee-related compensation costs	707
Operating income for the year ended December 31, 2016	$26,787

Consumer Products	December 31, 2016	January 2, 2016	Change	% Change

Revenue	772,436	534,244	238,192	44.6%
Gross Profit	61,578	43,901	17,677	40.3%
Gross Profit %	8.0%	8.2%		-0.2%

Operating Income	1,206	3,208	(2,002)	-62.4%
Operating Income %	0.2%	0.6%		-0.4%

Consumer Products contributed $772.4 million in revenues for the year ended December 31, 2016, compared to $534.2 million for the year ended January 2, 2016, an increase of $238.2 million or 44.6%. Excluding the impact of business acquisitions and associated product rationalizations, as well as the estimated impact on west coast pouch operations as a result of a fire at a third-party facility in the third quarter of 2016, Consumer Products revenues increased 1.6%. The table below explains the increase in revenue:

Consumer Products Revenue Changes
Revenues for the year ended January 2, 2016	$534,244
Acquired revenues as a result of the acquisition of Sunrise, partially offset by the impact of customer transition following the closure of the Buena Park processing facility in the first quarter of 2016, as well as lower volumes in the foodservice and retail customer markets in the latter half of the year	209,397
Higher sales of aseptic beverages including retail almond beverages and non-dairy into the foodservice channel, along with stronger sales of shelf-stable juice as a result of new product innovation	28,682
Acquired revenues as a result of the acquisition of Niagara Natural and increased volumes of flexible resealable pouch offerings as a result of new business contracted, partially offset by lower volumes of nutrition bars	4,303
Impact on revenues from closure of west coast pouch operations as a result of a fire at a third-party facility in the third quarter on 2016	(4,190)
Revenues for the year ended December 31, 2016	$772,436

Gross profit in Consumer Products increased by $17.7 million to $61.6 million for the year ended December 31, 2016 compared to $43.9 million for the year ended January 2, 2016, and the gross profit percentage decreased by 0.2% to 8.0%. For the year ended December 31, 2016, gross profit as a percentage of revenue was impacted by a $15.0 million acquisition accounting adjustment related to Sunrise inventory sold, as well as costs associated with expansion activities at the Allentown aseptic beverage facility ($1.6 million), and an inventory reserve for certain consumer-packaged products due to quality-related issues ($1.2 million). Excluding these costs, the gross profit percentage in Consumer Products would have been 10.3% for the year ended December 31, 2016. The increase in gross profit percentage on an adjusted basis reflected the higher margin profile of 2015 business acquisitions, and increased facility utilization and operating costs within the beverage operations, partially offset by higher costs within healthy fruit operations due to a delayed 2016 fruit harvest that led to increased labor costs and higher raw material prices that were not immediately built into customer pricing. The table below explains the increase in gross profit:

SUNOPTA INC.	65	December 30, 2017 10-K

Consumer Products Gross Profit Changes
Gross profit for the year ended January 2, 2016	$43,901
Margin impact of the Sunrise Acquisition and improved pricing for frozen fruit offerings and for fruit bases and toppings	26,551
Increased contribution from sales of aseptic and non-aseptic private label beverages, driven by increased production volumes and higher facility utilization	4,763
Margin impact from acquisition accounting adjustment related to Sunrise inventory sold	(11,000)
Lower volumes of fruit snacks and nutrition bars, partially offset by increased volumes of flexible resealable pouch offerings from our east coast pouch facility as a result of new business contracted	(2,637)
Gross profit for the year ended December 31, 2016	$61,578

Operating income in Consumer Products decreased by $2.0 million, or 62.4%, to $1.2 million for the year ended December 31, 2016, compared to $3.2 million for the year ended January 2, 2016. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the year ended January 2, 2016	$3,208
Increase in gross profit, as explained above	17,677
Increased SG&A costs due primarily to the acquisitions of Sunrise and Niagara Natural, and increased foreign exchange losses on international operations, partially offset by lower employee-related compensation costs	(14,418)
Increase in corporate cost allocations, reflecting additional revenues and headcount related to the acquisitions of Sunrise, Citrusource and Niagara Natural	(5,261)
Operating income for the year ended December 31, 2016	$1,206

Corporate Services	December 31, 2016	January 2, 2016	Change	% Change

Operating Loss	(13,247)	(10,094)	(3,153)	-31.2%

Operating loss at Corporate Services increased by $3.2 million to $13.2 million for the year ended December 31, 2016, from a loss of $10.1 million for the year ended January 2, 2016. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended January 2, 2016	$(10,094)
Increased costs associated with strategic review and Value Creation Plan	(4,041)
Higher employee-related compensation costs due to increased headcount, stock-based compensation and health benefits	(1,603)
Increase in non-compensation-related costs, offset by lower foreign exchange losses	(197)
Increase in corporate cost allocations, due in part to centralization of services	2,688
Operating loss for the year ended December 31, 2016	$(13,247)

SUNOPTA INC.	66	December 30, 2017 10-K

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

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

•	Existing cash and cash equivalents;

•	Available operating lines of credit;

•	Cash flows generated from operating activities, including working capital efficiency efforts;

•	Cash flows generated from the exercise, if any, of stock options during the year;

•	Potential additional long-term financing, including the offer and sale of debt and/or equity securities; and

•	Potential sales of divisions, or assets.

On February 11, 2016, we entered a five-year credit agreement for the Global Credit Facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity. The Global Credit Facility supports the working capital and general corporate needs of our global operations, in addition to funding strategic initiatives. In addition, subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, we may request to increase the total lending commitments under this facility to a maximum aggregate principal amount not to exceed $450 million. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter.

On September 19, 2017, we entered into an amendment to the Global Credit Facility to add an additional U.S. asset-based credit subfacility (the “New U.S. Subfacility”) of an aggregate principal amount of $15.0 million. The principal amount of New U.S. Subfacility is repayable in quarterly instalments of $2.5 million, commencing with the fiscal quarter ending March 31, 2019. Borrowings repaid under the New U.S. Subfacility may not be borrowed again. The applicable margin for the New U.S. Subfacility ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers’ acceptance rate borrowings.

As at December 30, 2017, we had outstanding borrowings of $230.5 million and approximately $54 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 13(1) to the consolidated financial statements at Item 15 of this Form 10-K.

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the “Notes”). The issuance of the Notes represented the culmination of the financing arrangements associated with the Sunrise Acquisition. As at December 30, 2017, the outstanding principal amount of the Notes was $223.5 million, following the principal repayment of $7.5 million in October 2017. For more information on the Notes, see note 13(3) to the consolidated financial statements at Item 15 of this Form 10-K.

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

SUNOPTA INC.	67	December 30, 2017 10-K

Cash Flows

Fiscal 2017 Compared to Fiscal 2016

Net cash and cash equivalents increased $1.9 million to $3.2 million as at December 30, 2017, compared with $1.3 million at December 31, 2016, which primarily reflected the following uses of cash:

•

capital expenditures of $41.1 million, mainly related to new capabilities within our aseptic beverage operations and expansion of our Dutch cocoa and Mexican frozen fruit facilities, as well as food safety and production enhancements across our manufacturing base;

•	repayment of $7.5 million principal amount of outstanding Notes; and

•	payment of cash dividends on preferred stock of $6.7 million.

These uses of cash were mostly offset by the following sources of cash:

•	cash provided by continuing operating activities of $31.5 million; and

•	borrowings of $22.2 million under our line of credit facilities.

Cash provided by operating activities of continuing operations was $31.5 million for the year ended December 30, 2017, compared with cash provided of $0.7 million for the year ended December 31, 2016, an increase in cash provided of $30.7 million. The increase in cash provided by operating activities reflected cash generated through working capital efficiency initiatives during 2017, which were focused on lowering inventory positions, maximizing purchasing terms, and augmenting collection efforts for accounts receivable. These positive efforts were partially offset by the cash settlement of $38.6 million of costs incurred under the Value Creation Plan in 2017, compared to $3.1 million in 2016.

Cash used in investing activities of continuing operations was $40.1 million for the year ended December 30, 2017, compared with cash used on $21.6 million for the year ended December 31, 2016, an increase in cash used of $18.5 million, which mainly reflected an increase in capital expenditures of $18.6 million, partially reflecting the early buyout of equipment leases associated with the closure of the San Bernardino facility and exit from flexible resealable pouch operations ($11.9 million).

Cash provided by financing activities of continuing operations was $10.6 million for the year ended December 30, 2017, compared with cash provided of $16.8 million for the year ended December 31, 2016, a decrease in cash provided of $6.2 million. Net borrowings under our line of credit facilities increased $22.2 million in 2017, compared with an increase of $44.3 million in 2016, a period-over-period decrease in net borrowings under the line of credit facilities of $22.1 million. This decrease in borrowings reflected the year-over-year reductions in working capital requirements ($31.6 million) and debt issuance costs related to the Notes and Global Credit Facility ($12.6 million), partially offset by the year-over-year increase in capital spending of $18.6 million.

Fiscal 2016 Compared to Fiscal 2015

Net cash and cash equivalents related to continuing operations decreased $1.0 million to $1.3 million as at December 31, 2016, compared with $2.3 million at January 2, 2016, which primarily reflected the following uses of cash:

•	repayment of $320.0 million second lien borrowings used to initially fund the Sunrise Acquisition;

•	capital expenditures of $22.6 million, mainly related to the automation of frozen fruit processing and to food safety and quality initiatives in connection with the Value Creation Plan; and

•	payment of $13.0 million of debt issuance costs related to the Notes and Global Credit Facility.

These uses of cash were mostly offset by the following sources of cash:

•	proceeds of $231.0 million and $79.0 million on the issuance of the Notes and preferred stock, respectively, used to repay the second lien borrowings; and

•	net borrowings of $44.3 million under our line of credit facilities.

SUNOPTA INC.	68	December 30, 2017 10-K

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

Cash used in investing activities of continuing operations was $21.6 million for the year ended December 31, 2016, compared with cash used of $521.6 million for the year ended January 2, 2016, a decrease in cash used of $500.0 million, which mainly reflected total cash paid of $490.7 million in connection with the Sunrise Acquisition, as well as upfront payments for Niagara Natural and Citrusource in 2015. In addition, capital expenditures declined year-over-year by $8.6 million, reflecting higher spending in 2015 related to a retrofit of the San Bernardino juice facility and the expansion of the Allentown aseptic beverage facility. Cash provided by investing activities of discontinued operations in 2016 reflected cash proceeds from the sale of Opta Minerals of $3.2 million, net of cash sold.

Cash provided by financing activities of continuing operations was $16.8 million for the year ended December 31, 2016, compared with cash provided of $490.0 million for the year ended January 2, 2016, a decrease in cash provided of $473.2 million, which mainly reflected debt and equity issuances in connection with the Sunrise Acquisition in 2015 for proceeds of $408.1 million in the aggregate, net of issuance costs. In addition, net borrowings under our line of credit facilities decreased $41.7 million in 2016, compared with 2015, reflecting borrowings of $79.2 million to finance a portion of the Sunrise Acquisition and upfront payments for Niagara Natural and Citrusource in 2015, partially offset by the payment of $13.0 million of debt issuance costs incurred in 2016 in connection with the Notes and Global Credit Facility, and repayment of $10.0 million of second line borrowings in 2016. In addition, we repaid the remaining $310.0 million outstanding under the second lien borrowings with gross proceeds of $231.0 million from the issuance of the Notes and net proceeds of $79.0 million from the issuance of the preferred stock. In 2016, we also repaid in full outstanding borrowings of $192.7 million under our former North American and European credit facilities with new borrowings under the Global Credit Facility.

Off – Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The table below sets out our contractual obligations as at December 30, 2017:

		Payments due by Period
	Total	2018	2019-2020	2021-2022	Thereafter
	$	$	$	$	$
Bank indebtedness(1)	234,090	219,090	15,000	-	-
Long-term debt	235,749	2,228	5,971	225,523	2,027
Interest on bank indebtedness and long-term debt(2)	113,873	29,073	42,720	41,502	578
Purchase commitments	346,500	346,500	-	-	-
Operating leases	71,899	19,048	29,070	15,913	7,868
Long-term liabilities	13,652	5,300	8,352	-	-
Commodity and foreign exchange contracts	1,001	997	4	-	-
	1,016,764	622,236	101,117	282,938	10,473

(1)

Includes borrowings of $215.5 million under the revolving facilities of the Global Credit Facility that have terms of six months or less. Outstanding borrowings under these revolving facilities are repayable in full on February 10, 2021. Also includes borrowings of $15.0 million under the New U.S. Subfacility that are repayable in quarterly instalments of $2.5 million beginning March 31, 2019.

(2)

Interest on bank indebtedness is calculated based on scheduled repayments over the periods as indicated, using existing interest rates at December 30, 2017, as disclosed in note 13 to the consolidated financial statements included in Item 15 of this Form 10-K.

SUNOPTA INC.	69	December 30, 2017 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at December 30, 2017, we had $234.1 million and $228.0 million principal amount of variable and fixed rate debt, respectively, with weighted-average interest rates of 3.4% and 9.2%, respectively. A 100 basis-point change in interest rates would have a pre-tax effect of $2.3 million on our earnings and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

As at December 30, 2017, most of our fixed rate debt was comprised of the Notes. If interest rates were to increase or decrease by 100 basis-points, the fair value of the Notes would increase or decrease by approximately $8.0 million.

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional currency of our Canadian and Mexican operations is the U.S. dollar. The functional currency of our operations located in Europe are principally the euro. For these operations, gains or losses on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive loss within shareholders’ equity. We are exposed to foreign exchange rate fluctuations as the financial results of our European subsidiaries are translated into U.S. dollars on consolidation. A 10% change in the exchange rates for the euro, relative to the U.S. dollar, would affect the carrying value of our net assets by approximately $7.1 million, with a corresponding impact to accumulated other comprehensive loss.

The euro appreciated against the U.S. dollar during 2017, with closing rates moving from $1.0553 at December 31, 2016 to $1.1998 at December 30, 2017. In 2017, the Canadian dollar also appreciated relative to the U.S. dollar, with closing rates moving from $0.7448 at December 31, 2016 to $0.7971 at December 30, 2017.

Our operations based in the U.S. have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The European operations are exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market. It is our intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose us to exchange rate fluctuations when converted into U.S. dollars. In addition, we enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at December 30, 2017, resulting in a loss of $2.4 million (December 31, 2016 – gain of $1.0 million), which is included in foreign exchange on the consolidated statements of operations, and a loss of $0.4 million included in other comprehensive loss.

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

We have a risk of loss from hedging activities if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at December 30, 2017, we owned 280,558 (December 31, 2016 – 354,699) bushels of corn with a weighted-average price of $3.55 (December 31, 2016 – $3.17) and 254,022 (December 31, 2016 – 569,943) bushels of soybeans with a weighted-average price of $9.68 (December 31, 2016 – $10.74). As at December 30, 2017, we had a net long position on corn of 10,425 (December 31, 2016 – net short position of 10,937) bushels and a net short position on soybeans of 9,354 (December 31, 2016 – net short position of 43,866). An increase or decrease in commodity prices of either soy or corn of 10% would not result in a material change in the carrying value of these commodities.

SUNOPTA INC.	70	December 30, 2017 10-K

In addition, we enter into forward contracts to hedge our cocoa and coffee positions in an effort to minimize price fluctuations. As at December 30, 2017, we had net open forward contracts to sell 299 lots of cocoa (December 31, 2016 – 142 lots) and 3 lots of coffee (December 31, 2016 – 21 lots). A 10% change in the commodity price of cocoa and coffee would impact the fair value of these derivative instruments by $0.1 million (December 31, 2016 – $0.3 million).

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item are set forth immediately following the signature page to this Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

SUNOPTA INC.	71	December 30, 2017 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Our internal control framework and processes are designed to provide reasonable assurance to management and our board of directors regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2017. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 30, 2017, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 30, 2017 has been audited by Deloitte LLP, Independent Registered Public Accounting Firm, that also audited our consolidated financial statements for the year ended December 30, 2017, as stated in their reports which appear herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	72	December 30, 2017 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SunOpta Inc. and subsidiaries (the “Company”) as of December 30, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 30, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte LLP

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada
February 28, 2018

Item 9B. Other Information

None.

SUNOPTA INC.	73	December 30, 2017 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2017 (the “2018 Proxy Statement”).

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2018 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2018 Proxy Statement.

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

SUNOPTA INC.	74	December 30, 2017 10-K

Exhibits	Description

3.3

Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd., dated January 1, 2004 (incorporated by reference to Exhibit 3i(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.4

Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. Kofman- Barenholtz Foods Limited, dated January 1, 2005 (incorporated by reference to Exhibit 3i(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

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

SUNOPTA INC.	75	December 30, 2017 10-K

Exhibits	Description

4.7	Form of 9.5% Senior Secured Second Lien Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

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

10.5	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 5, 2014).

10.6†

Letter Agreement re Terms of Employment, dated October 10, 2011, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2015).

10.7†

Letter Agreement re Amendment of Terms of Employment, dated April 5, 2013, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended January 3, 2015).

10.8†

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

10.10†	Separation Agreement, dated July 6, 2015, between SunOpta Inc. and Steven Bromley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.11

Commitment Letter dated July 30, 2015, among SunOpta Inc., SunOpta Foods Inc., Bank of Montreal and BMO Capital Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2015).

SUNOPTA INC.	76	December 30, 2017 10-K

Exhibits	Description

10.12+

1Second Lien Loan Agreement, dated October 9, 2015, among SunOpta Inc., as Holdings, SunOpta Foods Inc., as the Borrower, Certain Subsidiaries of SunOpta Inc., as Subsidiary Guarantors and Loan Parties, the Several Lenders from Time to Time Parties Hereto, Bank of Montreal, as Administrative Agent and Collateral Agent, BMO Capital Markets Corp. and CoÖperatieve Centrale Raiffeisen- Boerenleenbank B.A., “Rabobank Nederland”, New York Branch, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10- Q for the quarter ended October 3, 2015).

10.13+

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

10.14

Support Agreement dated February 12, 2016, among SunOpta Inc., Wedge Acquisition Inc. and Wedge Acquisition Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016).

10.15

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

10.16†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit C to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2016).

10.17†

Form of Incentive Stock Option Award Agreement under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).

10.18†

Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).

10.19†

Form of 2016 Performance Share Unit Award Agreement under 2013 Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).

10.20†

Employment Agreement, dated August 18, 2016, by and between SunOpta Inc. and Jill E. Barnett (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

10.21†

Employment Agreement, dated August 18, 2016, by and between SunOpta Inc. and James P. Gratzek (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

10.22†

Employment Agreement Amendment, dated August 19, 2016, by and between The Organic Corporation B.V. and G.J.M. Versteegh (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

SUNOPTA INC.	77	December 30, 2017 10-K

Exhibits	Description

10.23

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

10.24

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

10.25

Subscription Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

10.26

Investor Rights Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

10.27

Exchange and Support Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

10.28

Voting Trust Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 12, 2016).

10.29†	Letter Agreement, dated November 8, 2016, between Hendrik Jacobs and SunOpta Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

10.30†	Letter Agreement, dated November 8, 2016, between Robert McKeracher and SunOpta Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

10.31†	Letter Agreement, dated November 8, 2016, between John Ruelle and SunOpta Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

10.32†	Letter Agreement, dated November 8, 2016, between Gerard Versteegh and SunOpta Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

10.33†

Employment Agreement, effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

10.34†

Restricted Stock Award Agreement, dated effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

SUNOPTA INC.	78	December 30, 2017 10-K

Exhibits	Description

10.35†

Stock Option Award Agreement, dated effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

10.36†

Performance Share Unit Award Agreement, dated effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

10.37

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

10.38†	Separation Agreement and Full and Final Release between SunOpta Inc. and Edward Haft (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017).

10.39

Consent to Purchase Shares, dated May 6, 2017, between SunOpta Inc. and Oaktree Organics, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2017).

10.40

Amendment Agreement, dated May 6, 2017, between SunOpta Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., SunOpta Foods Inc. and OCM SunOpta Trustee, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017).

10.41†

Restricted Stock Award Agreement, dated effective March 9, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2017, as amended).

10.42†

Separation Agreement, dated March 3, 2017, by and between SunOpta Inc. and Michelle Coleman (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017).

10.43†

Employment Agreement, dated March 13, 2017, by and between SunOpta Inc. and Robert Duchscher (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017).

10.44†

Employment Agreement, dated April 1, 2017, by and between SunOpta Inc. and Jeffrey Gough (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017).

10.45†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2017).

10.46†

Form of 2017 Incentive Stock Option Award Agreement under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017).

10.47†

Form of 2017 Restricted Stock Unit Award Agreement under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017).

SUNOPTA INC.	79	December 30, 2017 10-K

Exhibits	Description

10.48†

Form of 2017 Performance Share Unit Award Agreement under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017).

10.49*	Employment Agreement, effective January 23, 2017, by and between SunOpta Inc. and Patrick McCoy.

10.50*	Employment Agreement, effective February 21, 2017, by and between SunOpta Inc. and Michael J. Buick.

10.51*	Employment Agreement, effective March 6, 2017, by and between SunOpta Inc. and Robert S. Grant.

10.52*	Employment Agreement, effective April 10, 2017, by and between SunOpta Inc. and Christopher Whitehair.

10.53*	Employment Agreement, effective November 1, 2017, by and between SunOpta Inc. and George Miketa.

21*	List of subsidiaries.

23.1*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by David Colo, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by David Colo, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+

Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	80	December 30, 2017 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Robert McKeracher
Robert McKeracher Vice President and Chief Financial Officer

Date: February 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Colo David Colo	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2018
/s/ Robert McKeracher Robert McKeracher	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
/s/ Dean Hollis Dean Hollis	Chair of the Board and Director	February 28, 2018
/s/ Margaret Shan Atkins Margaret Shan Atkins	Director	February 28, 2018
/s/ Al Bolles Al Bolles	Director	February 28, 2018
/s/ Derek Briffett Derek Briffett	Director	February 28, 2018
/s/ Michael Detlefsen Michael Detlefsen	Director	February 28, 2018
/s/ Katrina Houde Katrina Houde	Director	February 28, 2018
/s/ Brendan Springstubb Brendan Springstubb	Director	February 28, 2018
/s/ Gregg Tanner Gregg Tanner	Director	February 28, 2018

Item 16. Form 10-K Summary

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to information in the Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SUNOPTA INC.	81	December 30, 2017 10-K

SunOpta Inc.

Index to Consolidated Financial Statements

Page
Report of Independent Registered Public Accounting Firm	F2
Consolidated Statements of Operations For the years ended December 30, 2017, December 31, 2016 and January 2, 2016	F3
Consolidated Statements of Comprehensive Loss For the years ended December 30, 2017, December 31, 2016 and January 2, 2016	F4
Consolidated Balance Sheets As at December 30, 2017 and December 31, 2016	F5
Consolidated Statements of Shareholders’ Equity As at and for the years ended December 30, 2017, December 31, 2016 and January 2, 2016	F6
Consolidated Statements of Cash Flows For the years ended December 30, 2017, December 31, 2016 and January 2, 2016	F7
Notes to Consolidated Financial Statements For the years ended December 30, 2017, December 31, 2016 and January 2, 2016	F9

SUNOPTA INC.	-F1-	December 30, 2017 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunOpta Inc. and subsidiaries (the “Company”) as of December 30, 2017 and December 31, 2016, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for each of the three years in the period ended December 30, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 30, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte LLP

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada
February 28, 2018

We have served as the Company’s auditor since 2008.

SUNOPTA INC.	-F2-	December 30, 2017 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$

Revenues	1,279,593	1,346,731	1,145,134

Cost of goods sold	1,134,506	1,220,779	1,034,772

Gross profit	145,087	125,952	110,362

Selling, general and administrative expenses	127,507	98,681	85,754
Intangible asset amortization	11,195	11,282	4,951
Other expense, net (note 18)	23,660	28,292	12,151
Goodwill impairment (note 11)	115,000	17,540	-
Foreign exchange loss (gain)	5,618	1,243	(1,641)

Earnings (loss) from continuing operations before the following	(137,893)	(31,086)	9,147

Interest expense, net (note 13)	32,504	43,275	15,669

Loss from continuing operations before income taxes	(170,397)	(74,361)	(6,522)

Recovery of income taxes (note 19)	(35,829)	(23,797)	(3,390)

Loss from continuing operations	(134,568)	(50,564)	(3,132)

Discontinued operations (note 5)
Loss from discontinued operations	-	(1,993)	(17,377)
Gain (loss) on classification as held for sale	-	560	(10,515)
Recovery of (provision for) income taxes	-	599	(402)
Loss from discontinued operations attributable to non-controlling interests	-	264	8,819
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)	(19,475)

Loss	(134,568)	(51,134)	(22,607)

Earnings (loss) attributable to non-controlling interests	752	54	(136)

Loss attributable to SunOpta Inc.	(135,320)	(51,188)	(22,471)

Loss per share – basic (note 20)
-from continuing operations	(1.66)	(0.61)	(0.04)
-from discontinued operations	-	(0.01)	(0.27)
	(1.66)	(0.62)	(0.31)

Loss per share – diluted (note 20)
-from continuing operations	(1.66)	(0.61)	(0.04)
-from discontinued operations	-	(0.01)	(0.27)
	(1.66)	(0.62)	(0.31)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F3-	December 30, 2017 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Loss
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All dollar amounts expressed in thousands of U.S. dollars)

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$

Loss from continuing operations	(134,568)	(50,564)	(3,132)
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)	(19,475)
Loss	(134,568)	(51,134)	(22,607)

Other comprehensive earnings (loss), net of income taxes
Changes related to cash flow hedges (note 7)
Unrealized gain (loss), net	1,263	-	(129)
Reclassification of loss (gain) to earnings	(1,568)	-	339
Net changes related to cash flow hedges	(305)	-	210
Currency translation adjustment	6,184	(2,042)	(5,155)
Other comprehensive earnings (loss), net of income taxes	5,879	(2,042)	(4,945)

Comprehensive loss	(128,689)	(53,176)	(27,552)

Comprehensive earnings (loss) attributable to non-controlling interests	713	(355)	(9,565)

Comprehensive loss attributable to SunOpta Inc.	(129,402)	(52,821)	(17,987)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F4-	December 30, 2017 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at December 30, 2017 and December 31, 2016
(All dollar amounts expressed in thousands of U.S. dollars)

	December 30, 2017	December 31, 2016
	$	$

ASSETS
Current assets
Cash and cash equivalents	3,228	1,251
Accounts receivable (note 8)	125,152	157,369
Inventories (note 9)	354,978	368,482
Prepaid expenses and other current assets	33,213	19,794
Current income taxes recoverable	12,006	2,801
Total current assets	528,577	549,697

Property, plant and equipment (note 10)	163,624	162,239
Goodwill (note 11)	109,533	223,611
Intangible assets (note 11)	172,059	183,524
Deferred income taxes (note 19)	363	1,045
Other assets	8,017	9,442

Total assets	982,173	1,129,558

LIABILITIES
Current liabilities
Bank indebtedness (note 13)	234,090	201,494
Accounts payable and accrued liabilities (note 12)	161,364	173,745
Customer and other deposits	4,901	2,543
Income taxes payable	1,351	5,661
Other current liabilities	818	1,016
Current portion of long-term debt (note 13)	2,228	2,079
Current portion of long-term liabilities	5,300	5,500
Total current liabilities	410,052	392,038

Long-term debt (note 13)	225,805	229,008
Long-term liabilities	8,352	15,354
Deferred income taxes (note 19)	15,850	44,561
Total liabilities	660,059	680,961

Series A Preferred Stock (note 14)	80,193	79,184

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 86,757,334 shares issued (December 31, 2016 - 85,743,958) (note 15)	308,899	300,426
Additional paid-in capital	28,006	25,522
Retained earnings (accumulated deficit)	(89,291)	53,838
Accumulated other comprehensive loss (note 17)	(7,268)	(13,104)
	240,346	366,682
Non-controlling interests	1,575	2,731
Total equity	241,921	369,413

Total equity and liabilities	982,173	1,129,558

Commitments and contingencies (note 23)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	December 30, 2017 10-K

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All dollar amounts expressed in thousands of U.S. dollars)

				Retained	Accumulated
			Additional	earnings	other com-	Non-
			paid-in	(accumu-	prehensive	controlling
	Common shares		capital	lated deficit)	income (loss)	interests	Total
	000s	$	$	$	$	$	$

Balance at January 3, 2015	67,074	190,668	22,490	129,309	(1,778)	12,639	353,328

Issuance of common shares, net (note 15)	16,670	95,654	-	-	-	-	95,654
Employee share purchase plan	55	590	-	-	-	-	590
Stock incentive plan	769	5,033	(1,739)	-	-	-	3,294
Warrants	850	6,042	(2,163)	-	-	-	3,879
Stock-based compensation	-	-	4,757	-	-	-	4,757
Loss from continuing operations	-	-	-	(2,996)	-	(136)	(3,132)
Loss from discontinued operations, net of income taxes (note 5)	-	-	-	(19,475)	-	(8,819)	(28,294)
Currency translation adjustment	-	-	-	-	(4,474)	(681)	(5,155)
Change in fair value of interest rate swaps, net of income taxes	-	-	-	-	139	71	210
Non-controlling interest from acquisition of business	-	-	-	-	-	1,781	1,781
Acquisitions of non-controlling interest	-	-	(1,018)	-	-	285	(733)

Balance at January 2, 2016	85,418	297,987	22,327	106,838	(6,113)	5,140	426,179

Employee share purchase plan	83	391	-	-	-	-	391
Stock incentive plan	243	2,048	(953)	-	-	-	1,095
Stock-based compensation	-	-	4,148	-	-	-	4,148
Dividends on Series A Preferred Stock (note 14)	-	-	-	(1,590)	-	-	(1,590)
Accretion on Series A Preferred Stock (note 14)	-	-	-	(222)	-	-	(222)
Loss from continuing operations	-	-	-	(50,618)	-	54	(50,564)
Loss from discontinued operations, net of income taxes (note 5)	-	-	-	(570)	-	(264)	(834)
Disposition of discontinued operation (note 5)	-	-	-	-	(5,094)	(2,054)	(7,148)
Currency translation adjustment	-	-	-	-	(1,897)	(145)	(2,042)

Balance at December 31, 2016	85,744	300,426	25,522	53,838	(13,104)	2,731	369,413

Employee share purchase plan	61	409	-	-	-	-	409
Stock incentive plan	952	8,064	(3,439)	-	-	-	4,625
Stock-based compensation	-	-	5,709	-	-	-	5,709
Dividends on Series A Preferred Stock (note 14)	-	-	-	(6,800)	-	-	(6,800)
Accretion on Series A Preferred Stock (note 14)	-	-	-	(1,009)	-	-	(1,009)
Loss	-	-	-	(135,320)	-	752	(134,568)
Currency translation adjustment	-	-	-	-	6,223	(39)	6,184
Cash flow hedges, net of income taxes of $130 (note 7)	-	-	-	-	(305)	-	(305)
Acquisition of non-controlling interests (note 3)	-	-	214	-	(82)	(1,869)	(1,737)

Balance at December 30, 2017	86,757	308,899	28,006	(89,291)	(7,268)	1,575	241,921

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	December 30, 2017 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All dollar amounts expressed in thousands of U.S. dollars)

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$

CASH PROVIDED BY (USED IN)
Operating activities
Loss	(134,568)	(51,134)	(22,607)
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)	(19,475)
Loss from continuing operations	(134,568)	(50,564)	(3,132)
Items not affecting cash:
Depreciation and amortization	32,824	34,150	21,007
Amortization and write-off of debt issuance costs (note 13)	2,825	11,301	5,895
Deferred income taxes (note 19)	(27,899)	(29,850)	(4,038)
Stock-based compensation	5,709	4,148	4,366
Unrealized loss (gain) on derivative instruments (note 7)	(631)	(547)	143
Fair value of contingent consideration (note 18)	371	(1,158)	884
Impairment of long-lived assets (note 18)	18,193	13,257	-
Goodwill impairment (note 11)	115,000	17,540	-
Acquisition accounting adjustment on inventory sold (note 2)	-	15,000	4,000
Other	9	335	990
Changes in non-cash working capital, net of businesses acquired (note 21)	19,630	(12,891)	(3,685)
Net cash flows from operating activities - continuing operations	31,463	721	26,430
Net cash flows from operating activities - discontinued operations	-	758	4,814
	31,463	1,479	31,244
Investing activities
Purchases of property, plant and equipment	(41,139)	(22,560)	(31,186)
Acquisition of non-controlling interests (note 3)	(1,737)	-	(733)
Proceeds from sale of assets	2,385	254	1,138
Acquisition of businesses, net of cash acquired (note 2)	-	-	(490,715)
Other	369	700	(89)
Net cash flows from investing activities - continuing operations	(40,122)	(21,606)	(521,585)
Net cash flows from investing activities - discontinued operations	-	1,754	(1,235)
	(40,122)	(19,852)	(522,820)
Financing activities
Increase under line of credit facilities (note 13)	22,170	236,976	85,968
Repayment of line of credit facilities (note 13)	-	(192,677)	-
Borrowings under long-term debt (note 13)	5,176	231,430	330,135
Repayment of long-term debt (note 13)	(9,959)	(322,004)	(11,018)
Issuance of Series A Preferred Stock, net (note 14)	-	78,963	-
Payment of cash dividends on Series A Preferred Stock (note 14)	(6,691)	-	-
Payment of contingent consideration (note 7)	(4,330)	(4,554)	(204)
Payment of debt issuance costs	(442)	(13,017)	(15,966)
Proceeds from the exercise of stock options and employee share purchases	5,034	1,486	3,884
Proceeds from the issuance of common shares, net	-	-	94,080
Proceeds from the exercise of warrants	-	-	3,879
Other	(390)	168	(781)
Net cash flows from financing activities - continuing operations	10,568	16,771	489,977
Net cash flows from financing activities - discontinued operations	-	(1,180)	(4,304)
	10,568	15,591	485,673
Foreign exchange gain (loss) on cash held in a foreign currency	68	52	(54)
Increase (decrease) in cash and cash equivalents during the year	1,977	(2,730)	(5,957)
Discontinued operations cash activity included above:
Add: Balance included at beginning of year	-	1,707	2,170
Less: Balance included at end of year	-	-	(1,707)
Cash and cash equivalents - beginning of the year	1,251	2,274	7,768
Cash and cash equivalents - end of the year	3,228	1,251	2,274

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F7-	December 30, 2017 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows (Continued)
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All dollar amounts expressed in thousands of U.S. dollars)

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$

Non-cash investing and financing activities
Accrued cash dividends on Class A Preferred Stock (note 14)	(1,700)	(1,590)	-
Proceeds on disposition of discontinued operation, note receivable (note 5)	-	1,537	-
Acquisition of business, contingent consideration at fair value (note 2)	-	-	(20,330)
Acquisition of business, working capital adjustment	-	-	82
Acquisition of business, settlement of pre-existing relationship	-	-	(749)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F8-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

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

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2017, 2016 and 2015 were each 52-week periods ending on December 30, 2017, December 31, 2016 and January 2, 2016, respectively. Fiscal year 2018 will be a 52-week period ending on December 29, 2018, with quarterly periods ending on March 31, June 30, and September 29, 2018.

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

The Company’s financial instruments exposed to credit risk include cash equivalents, accounts receivable and derivative instruments. The Company places its cash and cash equivalents with institutions of high creditworthiness. To limit the credit risk associated with derivative instruments, the Company contracts with counterparties that are highly-rated financial institutions. The Company’s trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for losses based on the expected collectability of the accounts receivable.

SUNOPTA INC.	-F9-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (that is, an exit price). Fair value measurements are estimated based on inputs categorized as follows:

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

Exchange gains and losses on transactions occurring in a currency other than an operation’s functional currency are recognized in earnings.

SUNOPTA INC.	-F10-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less.

Accounts Receivable

Accounts receivable includes trade receivables that are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. As at December 30, 2017 and December 31, 2016, no customer’s balance represented 10% or more of the Company’s consolidated trade receivables balance.

SUNOPTA INC.	-F11-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Inventories

Inventories (excluding commodity grains) are valued at the lower of cost and net realizable value. Shipping and handling costs are included in cost of goods sold on the consolidated statements of operations.

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

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment in the fourth quarter of each fiscal year. Prior to fiscal 2017, the Company performed a quantitative test for goodwill impairment by comparing the carrying amount of each reporting unit to its estimated fair value (Step 1). If the carrying amount exceeded the reporting unit’s fair value, there was a potential impairment of goodwill. Any impairment of goodwill was measured by comparing the implied fair value of goodwill with its carrying amount (Step 2). The implied fair value of goodwill was determined by deducting the fair value of all the assets and liabilities of the reporting unit from the reporting unit’s fair value as determined in Step 1.

Effective with the fiscal 2017 annual impairment test, the Company elected the early adoption of ASU 2017-04, “Simplifying the Test for Goodwill Impairment”, which simplifies the accounting for goodwill impairment by eliminating the requirement to calculate the implied fair value of goodwill as contemplated by Step 2 of the prior goodwill impairment test model. Instead, impairment charges are recognized based on the excess of a reporting unit’s carrying amount over its fair value as contemplated by Step 1 of the goodwill impairment model. The fair values of the Company’s reporting units are determined using an income approach (discounted cash flow method). The results of the Company annual impairment tests for goodwill are described in note 11.

SUNOPTA INC.	-F12-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

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

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in earnings or other comprehensive earnings, based on whether the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As at December 30, 2017, the Company utilized the following derivative instruments to manage commodity and foreign currency risks:

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

SUNOPTA INC.	-F13-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

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

Revenue Recognition

Revenue is recognized when realized or realizable and earned, and when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the price to the customer is fixed or determinable; and collection is reasonably assured. Revenue is recognized when title and possession of the product has transferred to the customer. Possession is transferred to the customer at the time of shipment from the Company’s facility or at the time of delivery to a specified destination depending on the contractual terms of the sale. Consideration given to customers such as value incentives, rebates, early payment discounts and other discounts are recorded as reductions to revenues at the time of sale. These reductions are estimated based on contractual sales terms with customers and historical payment experience.

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

SUNOPTA INC.	-F14-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting”, which is intended to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. Under the new guidance, companies will record excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. In addition, the guidance permits companies to elect to recognize forfeitures of share-based payments as they occur, rather than estimating the number of awards expected to be forfeited as is currently required. This guidance is effective for annual and interim periods beginning after December 15, 2016. The Company adopted ASU 2016-09 effective January 1, 2017, and elected upon adoption to recognize forfeitures of stock-based awards as they occur versus estimating at the time of grant. The cumulative effect of this change in accounting policy as at January 1, 2017, was not material to the Company’s financial statements. Commencing January 1, 2017, the Company recognizes excess tax benefits and deficiencies in the provision for income taxes on its consolidated statements of operations and as an operating activity on the consolidated statements of cash flows.

Recently Issued Accounting Standards, Not Adopted as at December 30, 2017

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

SUNOPTA INC.	-F15-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which supersedes existing revenue recognition guidance under U.S. GAAP. Under the new standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 defines a five-step process to achieve this principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, which defers by one year the effective date of ASU 2014-09. During 2016, the FASB issued ASU 2016-08, ASU 2016-10, 2016-11, 2016-12 and 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09, as amended, is effective for annual and interim periods beginning on or after December 15, 2017, and is to be applied on either a full retrospective or modified retrospective basis.

With the assistance of third-party consultants, the Company analyzed its significant customer contracts to determine the effects of ASU 2014-09. In particular, the Company assessed under the new guidance whether its contracts with customers to produce certain consumer-packaged goods would permit the Company to recognize revenue over time versus at a point in time, based on whether the given product has an alternative use or not and whether there is an enforceable right to payment under the contract for product produced to date. Based on its assessment, the Company concluded that it does not satisfy the criteria to recognize revenue over time. The Company will continue to recognize revenue at a point in time consistent with its current policies and processes, which is typically when title and physical possession of the product has transferred to the customer. The Company also transacts with certain customers on a bill-and-hold basis, whereby the Company bills a customer for product to be delivered at a later date. Prior to the adoption of ASU 2014-09, the Company deferred the recognition of revenue related to these bill-and-hold arrangements, as the arrangements did not typically include a fixed delivery schedule. As this criterion is no longer a consideration under ASU 2014-09, these arrangements now qualify for revenue recognition at the point in time that the customer obtains control of the product and the Company has a present right to payment. With the exception of bill-and-hold arrangements, the adoption of ASU 2014-09 is not expected to have a significant impact on the Company’s consolidated financial statements and revenue recognition practices, or its internal controls.

The Company will adopt ASU 2014-09 using the modified retrospective approach, which is expected to result in a cumulative effect adjustment to opening accumulated deficit as at December 31, 2017 of $0.2 million, related to the recognition of $4.8 million of bill-and-hold revenue deferred under existing U.S. GAAP as at December 30, 2017. The Company is currently in the process of reviewing its disclosures for revenue recognition to conform with the disclosure requirements of the standard beginning with the first quarter of 2018.

2.	Business Acquisitions

Sunrise Holdings (Delaware), Inc.

On October 9, 2015, the Company completed the acquisition of 100% of the issued and outstanding common shares of Sunrise Holdings (Delaware), Inc. (“Sunrise”), pursuant to a Purchase and Sale Agreement dated July 30, 2015 (the “Sunrise Acquisition”). Sunrise is a processor of conventional and organic frozen fruit in the U.S. and Mexico. The acquisition of Sunrise was accounted for as a business combination under the acquisition method of accounting. The results of Sunrise have been included in the Company’s consolidated financial statements since the date of acquisition and are reported in the Consumer Products operating segment. The acquisition of Sunrise is aligned with the Company’s strategic focus on organic and healthy foods.

SUNOPTA INC.	-F16-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

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

The following table summarizes the fair values of the assets acquired and liabilities assumed as at the acquisition date:

$
Cash and cash equivalents	1,728
Accounts receivable	26,090
Inventories(1)	124,829
Income taxes recoverable	12,025
Other current assets	3,982
Property, plant and equipment	46,068
Intangible assets(2)	170,000
Accounts payable and accrued liabilities	(24,169)
Long-term debt, including current portion	(7,620)
Deferred income taxes, net	(75,193)
Net identifiable assets acquired	277,740
Goodwill(3)	196,709
Non-controlling interest(4)	(1,781)
Net assets acquired	472,668

(1)

Includes an estimated fair value adjustment to inventory of $19.0 million, of which $15.0 million and $4.0 million was recognized in costs of goods sold for inventory sold during 2016 and in the fourth quarter of 2015, respectively.

(2)

The identified intangible assets relate to customer relationships in existence at the acquisition date between Sunrise and major U.S. retail and foodservice customers. The customer relationships intangible assets will be amortized over an estimated weighted-average useful life of approximately 23 years. The estimated fair value of the intangible asset was determined using an income approach (discounted cash flow method), which applied a risk-adjusted discount rate of approximately 12.0%.

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

In 2017, the Company recorded a $115.0 million impairment charge related to the goodwill that arose from the Sunrise Acquisition (see note 11).

(4)

Represents the estimated fair value of the non-controlling interest in Sunrise’s 75%-owned Mexican subsidiary, Opus Foods Mexico, S.A. de C.V. (“Opus”). In 2017, the Company acquired all of the non-controlling interests in Opus (see note 3).

SUNOPTA INC.	-F17-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Niagara Natural Fruit Snack Company Inc.

On August 11, 2015, the Company acquired the net operating assets of Niagara Natural Fruit Snack Company Inc. (“Niagara Natural”). Niagara Natural is a manufacturer of all-natural fruit snacks located in the Niagara Region of Ontario. The acquisition of the net operating assets of Niagara Natural was accounted for as a business combination under the acquisition method of accounting. The results of Niagara Natural have been included in the Company’s consolidated financial statements since the date of acquisition and are reported in the Consumer Products operating segment. The transaction included a cash purchase price of $6.5 million, subject to certain post-closing adjustments, plus contingent consideration of up to approximately $2.8 million based on specific performance targets. The fair value of the contingent consideration obligation was determined to be $2.3 million as at the acquisition date.

The following table summarizes the fair values of the assets acquired and liabilities assumed as at the acquisition date:

	Provisional
	Amounts		Final Amounts
	Recognized as at	Measurement	Recognized as at
	the Acquisition	Period	the Acquisition
	Date	Adjustment(1)	Date
	$	$	$
Current assets	2,220	(292)	1,928
Machinery and equipment	3,414	-	3,414
Intangible assets(2)	2,459	-	2,459
Current liabilities	(687)	-	(687)
Net identifiable assets acquired	7,406	(292)	7,114
Goodwill(3)	1,636	-	1,636
Net assets acquired	9,042	(292)	8,750

(1)	The measurement period adjustment reflected the final determination of net working capital as at the acquisition date.

(2)	Intangible assets comprise customer relationships and non-competition arrangements, which will be amortized over an estimated weighted-average useful life of approximately 19 years.

(3)	The total amount of goodwill was assigned to the Consumer Products operating segment.

On May 5, 2016, the Company and the owners of Niagara Natural entered into an agreement to settle the contingent consideration obligation in exchange for a one-time cash payment of $0.6 million. In 2016, the Company recognized a gain of $1.7 million in connection with this settlement, based on the difference between the fair value of the contingent consideration obligation and the cash payment, which is recorded in other expense on the consolidated statement of operations for the year ended December 31, 2016.

Citrusource, LLC

On March 2, 2015, the Company acquired 100% of the issued and outstanding units of Citrusource, LLC (“Citrusource”), a producer of premium not-from-concentrate private label organic and conventional orange juice and citrus products in the U.S. The acquisition of Citrusource was accounted for as a business combination under the acquisition method of accounting. The results of Citrusource have been included in the Company’s consolidated financial statements since the date of acquisition and are reported in the Consumer Products operating segment. The transaction included a cash purchase price of $13.3 million, subject to certain post-closing adjustments, plus contingent consideration based on the incremental growth in Citrusource’s base business. The fair value of the contingent consideration obligation was determined to be $18.0 million as at the acquisition date. In 2017 and 2016, the Company paid $4.1 million and $3.9 million, respectively, to the former unitholders of Citrusource in partial settlement of the contingent consideration obligation.

SUNOPTA INC.	-F18-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

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

3.	Acquisition of Non-Controlling Interests in Mexican Subsidiary

On July 28, 2017, the Company acquired all the capital stock of Opus held by non-controlling interests for $1.7 million, which increased the Company’s equity ownership in Opus from 75% to 100%. The Company acquired its initial 75% interest in Opus through the Sunrise Acquisition (see note 2). Opus owns and operates a frozen fruit processing facility located in central Mexico. The increase in the Company’s ownership position in Opus was accounted for as an equity transaction, with the difference between the cash consideration paid and the amount of the non-controlling interest related to Opus being recognized in additional paid-in capital.

4.	Value Creation Plan

Overview

On October 7, 2016, the Company entered into a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”). On October 7, 2016, Oaktree invested $85.0 million through the purchase of cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of the Company’s wholly-owned subsidiary, SunOpta Foods Inc. (“SunOpta Foods”) (see note 14). Following the strategic partnership, with the assistance of Oaktree, the Company conducted a thorough review of its operations, management and governance, with the objective of maximizing the Company’s ability to deliver long-term value to its shareholders. As a product of this review, the Company developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Company engaged third-party management consulting firms to support the design and implementation of the Value Creation Plan.

In 2016, measures taken under the Value Creation Plan included the closure of the Company’s San Bernardino, California, juice facility and the Company’s soy extraction facility in Heuvelton, New York. In addition, effective November 11, 2016, Hendrik Jacobs stepped down as the Company’s President and Chief Executive Officer (“CEO”).

In 2017, further measures were taken under the Value Creation Plan, including the exits from flexible resealable pouch and nutrition bar product lines and operations (as described below), as well as the consolidation of grain operations and related closure of a grain-handling facility in Moorhead, Minnesota, and the planned consolidation of roasted snack operations and related closure of the Company’s Wahpeton, North Dakota, roasting facility. In addition, the Company made organizational changes within its management and executive teams, including the appointment of David Colo as President and CEO effective February 6, 2017, along with new leadership to many corporate, commercial and operational functions. The Company also added new employees in the areas of quality, sales, marketing, operations and engineering, and made capital investments at several of its manufacturing facilities to enhance food safety and production efficiencies.

SUNOPTA INC.	-F19-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Exit from Flexible Resealable Pouch and Nutrition Bar Product Lines and Operations

On July 26, 2017, SunOpta Foods entered an agreement with Skjodt-Barrett Contract Packaging LLC to sell equipment used in the production of flexible resealable pouches at the Company’s Allentown, Pennsylvania facility for gross proceeds of $2.0 million ($1.3 million net of costs to sell). The transaction closed on November 3, 2017. The Company continued to produce flexible resealable pouch products for existing customers until the closing date. The Company’s aseptic beverage operations were not affected by the sale of assets, and the Company will continue to produce aseptic beverages at its Allentown facility.

On September 27, 2017, the Company announced its intention to exit its nutrition bar product lines and operations in Carson City, Nevada, with final production for customers ending on December 20, 2017. On November 21, 2017, the Company entered into an agreement to sell the nutrition bar equipment for gross proceeds of $0.9 million, of which $0.2 million was received on signing and $0.7 million was received at closing on January 3, 2018. The Company is pursuing potential parties interested assuming the facility lease.

As the flexible resealable pouch and nutrition bar product lines and operations do not qualify for presentation as discontinued operations, operating results from these activities were reported in continuing operations on the consolidated statements of operations for the current and comparative periods. Revenues from sales of these product lines were $53.1 million, $59.3 million and $58.1 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. Losses before income taxes from these operations were $24.4 million, $2.1 million and $2.8 million for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, respectively. For the year ended December 30, 2017, the loss before income taxes from these operations included write-offs of accounts receivable and inventory ($2.9 million) and impairments of long-lived assets ($13.2 million) related to the exit activities, as well as employee termination costs of $1.7 million. These operations were included in the Consumer Products operating segment.

SUNOPTA INC.	-F20-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Continuity of Costs Incurred Under the Value Creation Plan

The following table summarizes costs incurred since the inception of the Value Creation Plan to December 30, 2017:

	(a)	(b)	(c)
		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Fiscal 2016
Costs incurred and charged to expense	11,522	2,763	4,041	18,326
Cash payments	-	(694)	(2,384)	(3,078)
Non-cash adjustments	(11,522)	(266)	-	(11,788)
Balance payable, December 31, 2016(1)	-	1,803	1,657	3,460

Fiscal 2017
Costs incurred and charged to expense	21,766	11,618	16,528	49,912
Cash payments, net of proceeds on disposal of assets	(10,746)	(9,683)	(18,185)	(38,614)
Non-cash adjustments	(11,720)	689	-	(11,031)
Balance payable (receivable), December 30, 2017(1)	(700)	4,427	-	3,727

(1)	Balance payable was included in accounts payable and accrued liabilities and balance receivable was included in accounts receivable on the consolidated balance sheets.

(a)	Asset impairments and facility closure costs

For 2017, includes an additional asset impairment loss of $3.7 million on the disposal of the San Bernardino assets, and facility closure costs of $0.6 million incurred by the Company for rent and maintenance of the San Bernardino facility prior to its disposal. In addition, includes asset impairment losses related to the exits from flexible resealable pouch and nutrition bar operations of $16.1 million, and consolidation of the Company’s roasted snack operations of $1.3 million. Cash payments in 2017 related to the early buy-outs of the San Bernardino and flexible resealable pouch equipment leases, net of proceeds on the disposal of those assets, as well as on the sale of the nutrition bar equipment. Balance receivable as at December 30, 2017, represents remaining proceeds on the sale of the nutrition bar equipment received on January 3, 2018.

For 2016, represents asset impairment losses of $11.5 million related to the closures of the San Bernardino and Heuvelton facilities.

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

SUNOPTA INC.	-F21-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

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

For the years ended December 30, 2017 and December 31, 2016, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	December 30,	December 31,
	2017	2016
	$	$
Cost of goods sold(1)	3,189	-
Selling, general and administrative expenses(2)	22,894	4,041
Other expense(3)	23,829	14,285
	49,912	18,326

(1)	Inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.

(2)	Consulting fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.

(3)

For the year ended December 30, 2017, asset impairment and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $2.1 million; Consumer Products operating segment - $20.6 million; and Corporate Services - $1.1 million. For the year ended December 31, 2016, asset impairment and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $1.6 million; Consumer Products operating segment - $10.6 million; and Corporate Services - $2.1 million.

5.	Discontinued Operation

On April 6, 2016, the Company completed the sale of its 66% holding of common shares of Opta Minerals Inc. (“Opta Minerals”) to Speyside Equity Fund I LP for aggregate gross proceeds of $4.8 million (C$6.2 million), of which $3.2 million (C$4.2 million) was received in cash, and $1.5 million (C$2.0 million) was received in the form of a subordinated promissory note bearing interest at 2.0% per annum that will mature on October 6, 2018. The sale of Company’s equity interest in Opta Minerals was consistent with its objective of divesting its non-core assets in order to become a pure-play organic and healthy foods company. The Company has no continuing involvement with Opta Minerals.

SUNOPTA INC.	-F22-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statement of operations:

	December 31, 2016	January 2, 2016
	$	$
Revenues	24,896	113,805
Cost of goods sold	(22,133)	(99,256)
Selling, general and administrative expenses	(3,024)	(11,170)
Intangible asset amortization	-	(1,987)
Other expense, net(1)	(794)	(15,097)
Foreign exchange gain (loss)	(454)	717
Interest expense	(484)	(4,389)
Loss before income taxes	(1,993)	(17,377)
Gain (loss) on classification as held for sale before income taxes	560	(10,515)
Total pre-tax loss from discontinued operations	(1,433)	(27,892)
Recovery of (provision for) income taxes	599	(402)
Loss from discontinued operations	(834)	(28,294)
Loss from discontinued operations attributable to non-controlling interest	264	8,819
Loss from discontinued operations attributable to SunOpta Inc.	(570)	(19,475)

(1)

For the years ended December 31, 2016 and January 2, 2016, other expense, net includes charges related to the impairment of long-lived assets of Opta Minerals of $0.4 million and $12.4 million, respectively.

6.	Product Recall

During the second quarter of 2016, the Company announced a voluntary recall of certain roasted sunflower kernel products due to potential contamination with Listeria monocytogenes bacteria. The affected sunflower products were produced between May 31, 2015 and April 21, 2016. Estimated losses related to the recall totaled $47.5 million as at December 30, 2017, compared to $40.0 million as at December 31, 2016, comprised of estimates for customer losses and direct incremental costs incurred by the Company. The estimates for customer losses reflected the cost of the affected sunflower kernel products returned to or replaced by the Company and the estimated cost to reimburse customers for costs incurred by them related to the recall of their retail products that contain the affected sunflower kernels as an ingredient or component. The incremental costs incurred directly by the Company do not include lost earnings associated with the interruption of production at the Company’s roasting facilities, or the costs to put into place corrective and preventive actions at those facilities.

The Company’s estimates for customer losses related to the recall are provisional and were determined based on an assessment of the information available up to the date of filing of this report, including a review of customer claims received as of that date and consideration of the extent of potential additional claims that have yet to be received. The Company’s estimates reflect the amount of losses that it determined as at December 30, 2017 to be both probable and reasonably estimable. The Company may need to revise its estimates in subsequent periods as the Company continues to work with its customers and insurance providers to substantiate the claims received to date and any additional claims that may be received. These revisions may occur at any time and may be material.

The Company has general liability and product recall insurance policies with aggregate limits of $47.0 million under which it expects to recover recall-related costs, less applicable deductibles. The Company recognizes expected insurance recoveries in the period in which the recoveries are determined to be probable of realization. As at December 30, 2017, the Company had recognized recoveries up to the limit of the coverage available under its insurance policies. Consequently, to the extent any losses are excluded under the insurance policies or additional losses are recognized related to existing or new claims, these excluded or excess losses will be recognized as a charge to future earnings.

SUNOPTA INC.	-F23-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

As at December 30, 2017, the Company had settled customer claims and direct costs in the amount of $40.5 million, which was fully funded under the Company’s general liability and product recall insurance policies. As at December 30, 2017, $7.0 million of the estimated recall-related costs were unsettled and were recorded in accounts payable and accrued liabilities on the consolidated balance sheet. As at December 30, 2017, the Company had received $44.2 million in advances from its insurance providers. The remaining estimated insurance recovery of $2.7 million was included in accounts receivable on the consolidated balance sheet as at December 30, 2017.

7.	Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as at December 30, 2017 and December 31, 2016:

		December 30, 2017
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	738	-	738	-
	Unrealized short-term derivative liability	(240)	(35)	(205)	-
	Unrealized long-term derivative liability	(4)	-	(4)	-
(b)	Inventories carried at market(2)	3,838	-	3,838	-
(c)	Forward foreign currency contracts
	Not designated as hedging instruments(3)	(1,060)	-	(1,060)	-
	Designated as a hedging instruments(4)	(435)	-	(435)	-
(d)	Contingent consideration(5)	(11,320)	-	-	(11,320)
(e)	Embedded derivative(6)	2,690	-	-	2,690

		December 31, 2016
		Fair value
		asset (liability)	Level 1	Level 2	Level 3
		$	$	$	$
(a)	Commodity futures and forward contracts(1)
	Unrealized short-term derivative asset	787	43	744	-
	Unrealized short-term derivative liability	(916)	-	(916)	-
	Unrealized long-term derivative liability	(8)	-	(8)	-
(b)	Inventories carried at market(2)	8,231	-	8,231	-
(c)	Forward foreign currency contracts
	Not designated as hedging instruments(3)	1,345	-	1,345	-
(d)	Contingent consideration(5)	(15,279)	-	-	(15,279)
(e)	Embedded derivative(6)	2,944	-	-	2,944

(1)

Unrealized short-term derivative asset was included in prepaid expenses and other current assets, unrealized short-term derivative liability was included in other current liabilities and unrealized long-term derivative liability was included in long-term liabilities on the consolidated balance sheets.

(2)	Inventories carried at market were included in inventories on the consolidated balance sheets.
(3)	Forward foreign currency contracts not designated as a hedge were included in accounts receivable or accounts payable and accrued liabilities on the consolidated balance sheets.
(4)	Forward foreign currency contracts designated as a hedge were included in other assets or other current liabilities on the consolidated balance sheets.

SUNOPTA INC.	-F24-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These derivative instruments are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these derivative instruments are included in cost of goods sold on the consolidated statement of operations. For the year ended December 30, 2017, the Company recognized a gain of $0.6 million (December 31, 2016 – gain of $0.5 million; January 2, 2016 – loss of $0.1 million) related to changes in the fair value of these derivatives.

As at December 30, 2017, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	(68)	64
Forward commodity sale contracts	(447)	(837)
Commodity futures contracts	245	510

In addition, as at December 30, 2017, the Company had open forward contracts to sell 299 lots of cocoa and 3 lots of coffee.

SUNOPTA INC.	-F25-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(b)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the CBoT. Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at December 30, 2017, the Company had 280,558 bushels of commodity corn and 254,022 bushels of commodity soybeans in inventories carried at market.

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

SUNOPTA INC.	-F26-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(i)	Not designated as hedging instruments

As at December 30, 2017, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €33.4 million ($39.2 million), and to sell British pounds to buy euros with a notional value of £0.4 million (€0.4 million). As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the year ended December 30, 2017, the Company recognized a loss of $2.4 million (December 31, 2016 – gain of $1.0 million; January 2, 2016 – loss of $0.7 million) related to changes in the fair value of these derivatives.

(ii)	Designated as hedging instruments

In 2017, the Company initiated a foreign currency cash flow hedging program with the objective of managing the variability of cash flows associated with a portion of forecasted purchases of raw fruit inventories denominated in Mexican pesos. As at December 30, 2017, the Company had net open forward foreign exchange contracts to sell U.S. dollars to buy Mexican pesos with a notional value of $15.0 million (M$292.0 million). As these contracts have been designated as hedging instruments, the effective portion of the gains and losses on changes in the fair value of the derivative instruments are included in other comprehensive earnings and reclassified to cost of goods sold in the same period the hedged transaction affects earnings, which is upon the sale of the inventories. For the year ended December 30, 2017, the Company recognized net unrealized gains in other comprehensive earnings of $1.8 million related to changes in the fair value of these derivatives, and the Company reclassified from other comprehensive earnings realized gains on these derivatives of $1.4 million to cost of goods sold. In addition, in 2017, the Company reclassified an unrealized gain of $0.9 million related to the ineffective portion of the hedge to foreign exchange loss on the consolidated statements of operations. The Company expects to reclassify the $0.4 million amount of the unrealized loss recorded in accumulated other comprehensive loss as at December 30, 2017, to earnings over the next twelve months.

(d)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. The following table presents a reconciliation of contingent consideration obligations for the years ended December 30, 2017 and December 31, 2016:

	December 30, 2017	December 31, 2016
	$	$
Balance, beginning of year	(15,279)	(21,010)
Fair value adjustment(1)	(371)	1,158
Payments(2)	4,330	4,554
Foreign exchange	-	19
Balance, end of year	(11,320)	(15,279)

(1)

For all periods presented, reflected the accretion for the time value of money, which was included in other income/expense (see note 18). In addition, for the year ended December 31, 2016, included a gain of $1.7 million on the settlement of the contingent consideration obligation related to Niagara Natural (see note 2).

(2)

For the year ended December 30, 2017, reflected the second payment against the contingent consideration obligation related to Citrusource, and payment of the remaining deferred consideration to a former shareholder of Organic Land Corporation OOD, which was acquired by the Company in December 2012. For the year ended December 31, 2016, reflected the first payment related to Citrusource obligation, and cash settlement of the remaining obligation related to Niagara Natural.

(e)	Embedded derivative

On August 5, 2011 and August 29, 2014, the Company invested $0.5 million and $0.9 million, respectively, in convertible subordinated notes issued by Enchi Corporation (“Enchi”), a developer of advanced bioconversion products for the renewable fuels industry. The Company’s investment includes the value of an accelerated payment option embedded in the notes, which may result in a maximum payout to the Company of $5.1 million. Due to a lack of level 1 or level 2 observable market quotes for the notes, the Company used a discounted cash flow analysis (income approach) to estimate the original fair value of the embedded derivative based on unobservable level 3 inputs. The Company assesses changes in the fair value of the embedded derivative based on the performance of actual cash flows derived from certain royalty rights owned by Enchi, which are expected to be the primary source of funds available to settle the embedded derivative, relative to the financial forecasts used in the valuation analysis. As at December 30, 2017 and December 31, 2016, the Company determined that the fair value of this embedded derivative was $2.7 million and $2.9 million, respectively, based on distributions received from Enchi on the notes up to those dates and on expectations related to the remaining royalty rights.

SUNOPTA INC.	-F27-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

8.	Accounts Receivable

	December 30, 2017	December 31, 2016
	$	$
Trade receivables	125,408	122,916
Recall-related insurance recoveries (see note 6)	2,656	37,400
Allowance for doubtful accounts	(2,912)	(2,947)
	125,152	157,369

The change in the allowance for doubtful accounts provision for the years ended December 30, 2017 and December 31, 2016 is comprised as follows:

	December 30, 2017	December 31, 2016
	$	$
Balance, beginning of year	2,947	2,492
Net additions to provision	491	1,013
Accounts receivable written off, net of recoveries	(596)	(536)
Effects of foreign exchange rate differences	70	(22)
Balance, end of year	2,912	2,947

9.	Inventories

	December 30, 2017	December 31, 2016
	$	$
Raw materials and work-in-process	262,527	266,072
Finished goods	92,489	101,585
Company-owned grain	9,937	15,027
Inventory reserve	(9,975)	(14,202)
	354,978	368,482

SUNOPTA INC.	-F28-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The change in the inventory reserve for the years ended December 30, 2017 and December 31, 2016 is comprised as follows:

	December 30, 2017	December 31, 2016
	$	$
Balance, beginning of year	14,202	6,774
Additions to reserve during the year	10,278	14,029
Reserves applied and inventories written off during the year	(14,367)	(6,532)
Effect of foreign exchange rate differences	(138)	(69)
Balance, end of year	9,975	14,202

10.	Property, Plant and Equipment

The major components of property, plant and equipment as at December 30, 2017 and December 31, 2016 were as follows:

	December 30, 2017
		Accumulated
	Cost	depreciation	Net book value

	$	$	$
Land	7,124	-	7,124
Buildings	70,383	21,784	48,599
Machinery and equipment	178,760	84,525	94,235
Enterprise software	14,829	6,651	8,178
Office furniture and equipment	12,063	7,834	4,229
Vehicles	3,609	2,350	1,259
	286,768	123,144	163,624

	December 31, 2016
		Accumulated
	Cost	depreciation	Net book value

	$	$	$
Land	7,165	-	7,165
Buildings	68,014	19,432	48,582
Machinery and equipment	168,120	73,914	94,206
Enterprise software	10,845	4,179	6,666
Office furniture and equipment	10,191	5,930	4,261
Vehicles	3,515	2,156	1,359
	267,850	105,611	162,239

As at December 30, 2017 property, plant and equipment included construction in process assets of $23.7 million (December 31, 2016 – $13.7 million), which were not being depreciated as they had not yet reached the stage of commercial viability. In addition, as at December 30, 2017, machinery and equipment included equipment under capital leases with a cost of $11.9 million (December 31, 2016 – $11.9 million) and a net book value of $5.4 million (December 31, 2016 – $10.7 million), as well as $5.0 million (December 31, 2016 – $6.1 million) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expense on the consolidated statements of operations related to property, plant and equipment for the year ended December 30, 2017 was $21.7 million (December 31, 2016 – $22.9 million; January 2, 2016 – $16.1 million).

SUNOPTA INC.	-F29-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

11.	Goodwill and Intangible Assets

	December 30, 2017	December 31, 2016
	$	$
Goodwill	109,533	223,611
Intangible assets with a finite life at cost, less accumulated amortization of $41,036 (December 31, 2016 - $30,989)	172,059	183,524

The following is a summary of changes in goodwill:

	Global Ingredients	Consumer Products	Total
	$	$	$
Balance at January 2, 2016	25,990	215,700	241,690
Goodwill impairment(1)	(17,540)	-	(17,540)
Foreign exchange	(195)	(344)	(539)
Balance at December 31, 2016	8,255	215,356	223,611
Goodwill impairment(2)	-	(115,000)	(115,000)
Foreign exchange	922	-	922
Balance at December 30, 2017	9,177	100,356	109,533

(1)

Based on the results of the annual impairment test performed for the year ended December 31, 2016, the Company determined that the carrying value of the goodwill associated with the Sunflower reporting unit of the Raw Material Sourcing and Supply operating segment exceeded its implied fair value, reflecting lower anticipated sales demand and higher expected production and capital costs as a result of the sunflower recall. As a result, the Company recognized a goodwill impairment charge of $17.5 million in 2016.

(2)

Based on the results of the annual impairment test performed for the year ended December 30, 2017, the Company determined that the carrying value of the Healthy Fruit reporting unit of the Consumer Products reporting unit exceeded its fair value, reflecting lower-than-expected sales and operating performance for frozen fruit since the Sunrise Acquisition, and uncertainty of future sales due to lost customer volumes and declining consumer consumption trends in 2017. As a result, the Company recognized a goodwill impairment charge of $115.0 million in 2017.

SUNOPTA INC.	-F30-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The major components of intangible assets as at December 30, 2017 and December 31, 2016 were as follows:

	December 30, 2017
		Accumulated
	Cost	amortization	Net book value

	$	$	$
Customer relationships	211,176	39,274	171,902
Patents, trademarks and other	1,919	1,762	157
	213,095	41,036	172,059

	December 31, 2016
		Accumulated
	Cost	amortization	Net book value

	$	$	$
Customer relationships	212,172	28,914	183,258
Patents, trademarks and other	2,341	2,075	266
	214,513	30,989	183,524

The following is a summary of changes in intangible assets:

	Customer	Patents, trademarks
	relationships	and other	Total
	$	$	$
Balance at January 2, 2016	194,633	375	195,008
Amortization	(11,166)	(116)	(11,282)
Foreign exchange	(209)	7	(202)
Balance at December 31, 2016	183,258	266	183,524
Impairment(1)	(456)	-	(456)
Amortization	(11,086)	(109)	(11,195)
Foreign exchange	186	-	186
Balance at December 30, 2017	171,902	157	172,059

(1)	Represents impairment of customer relationship intangible asset related to the exited nutrition bar product lines (see note 4).

The Company estimates that the aggregate future amortization expense associated with finite-life intangible assets in each of the next five fiscal years and thereafter will be as follows:

$
2018	11,135
2019	11,021
2020	10,324
2021	10,112
2022	10,112
Thereafter	119,355
172,059

SUNOPTA INC.	-F31-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

12.	Accounts Payable and Accrued Liabilities

	December 30, 2017	December 31, 2016
	$	$
Accounts payable	94,992	89,034
Payroll and commissions	15,161	14,262
Accrued grain liabilities	15,039	15,254
Accrued recall-related costs (see note 6)	6,980	39,750
Accrued interest	5,496	5,500
Accrued product recall settlement (see note 18(5))	2,250	-
Dividends payable on Series A Preferred Stock (see note 14)	1,700	1,590
Other accruals	19,746	8,355
	161,364	173,745

13.	Bank Indebtedness and Long-Term Debt

	December 30, 2017	December 31, 2016
	$	$
Bank indebtedness:
Global Credit Facility(1)	230,502	199,281
Bulgarian credit facility(2)	3,588	2,213
	234,090	201,494

Long-term debt:
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $7,716 (December 31, 2016 - $8,835)(3)	215,782	222,163
Asset-backed term loan(4)	3,600	-
Capital lease obligations(5)	5,651	7,454
Other	3,000	1,470
	228,033	231,087
Less: current portion	2,228	2,079
	225,805	229,008

(1)	Global Credit Facility

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

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at December 30, 2017, the weighted-average interest rate on the facilities was 3.45%.

On September 19, 2017 (the “Effective Date”), the Company entered into an amendment to the Global Credit Facility to add an additional U.S. asset-based credit subfacility of an aggregate principal amount of $15.0 million (the “New U.S. Subfacility”).

SUNOPTA INC.	-F32-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

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

The Global Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company’s ability to create liens on assets; sell assets and enter into sale and leaseback transactions; pay dividends, prepay junior lien and unsecured indebtedness and make other restricted payments; incur additional indebtedness and make guarantees; make investments, loans or advances, including acquisitions; and engage in mergers or consolidations. The foregoing covenants are subject to certain threshold amounts and exceptions as set forth in the credit agreement.

(2)	Bulgarian credit facility

On June 28, 2017, a subsidiary of The Organic Corporation B.V. (“TOC”), a wholly-owned subsidiary of the Company, extended its revolving credit facility agreement dated May 22, 2013, to provide up to €4.5 million to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2018. As at December 30, 2017, the weighted-average interest rate on the Bulgarian credit facility was 2.75%.

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

SUNOPTA INC.	-F33-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

On October 19, 2017, the Company repaid $7.5 million principal amount of the Notes at 103.000%. The premium paid and write-off of a pro-rata portion of debt issuance costs were charged to interest expense on the consolidated statement of operations.

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

The Notes are subject to covenants that, among other things, limit the Company’s ability to (i) incur additional debt or issue preferred stock; (ii) pay dividends and make certain types of investments and other restricted payments; (iii) create liens; (iv) enter into transactions with affiliates; (v) sell assets; and (vi) create restrictions on the ability of restricted subsidiaries to pay dividends, make loans or advances or transfer assets to the Company, SunOpta Foods or any guarantor of the Notes. The foregoing covenants are subject to certain threshold amounts and exceptions as set forth in the indenture governing the Notes. In addition, the indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, certain payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency. If an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare the principal of and accrued and unpaid interest on, if any, all the Notes to be due and payable.

As at December 30, 2017, the estimated fair value of the outstanding Notes was approximately $240 million, based on quoted prices of recent over-the-counter transactions (Level 2).

(4)	Asset-backed term loan

On December 28, 2017, TOC entered into a €3.0 million asset-backed term loan. The loan is secured by a first priority lien on equipment owned by TOC for a second processing line at its cocoa processing facility in the Netherlands. Interest on this loan accrues at an effective rate of 3.06% and the loan matures on December 28, 2027. Principal and accrued interest is repayable in equal monthly installments. The loan is fully guaranteed by TOC.

(5)	Capital lease obligations

The Company leases certain equipment under capital lease agreements. The cost and accumulated depreciation of assets under capital lease are included in machinery and equipment.

SUNOPTA INC.	-F34-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Principal repayments of long-term debt are as follows:

$
2018	2,228
2019	2,149
2020	3,822
2021	993
2022	224,530
Thereafter	2,027
Total gross repayments	235,749
Unamortized debt issuance costs	(7,716)
228,033

The components of interest expense, net are as follows:

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$
Interest expense	29,771	32,090	9,853
Amortization and write-off of debt issuance costs	2,825	11,301	5,895
Interest income	(92)	(116)	(79)
Interest expense, net	32,504	43,275	15,669

14.	Series A Preferred Stock

On October 7, 2016 (the “Closing Date”), the Company and SunOpta Foods entered into a subscription agreement (the “Subscription Agreement”) with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the “Investors”). Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Preferred Stock to the Investors for consideration in the amount of $85.0 million. In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Preferred Stock. At any time on or after the fifth anniversary of the Closing Date, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time. The carrying value of the Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to retained earnings over the period preceding the fifth anniversary of the Closing Date, which accretion amounted to $1.0 million and $0.2 million for the year ended December 30, 2017 and period ended December 31, 2016.

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

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% prior to October 5, 2025 and 12.5% thereafter, in each case of the liquidation preference (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. For the year ended December 30, 2017, the Company paid cash dividends on the Preferred Stock of $6.7 million, and, as at December 30, 2017, the Company had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

SUNOPTA INC.	-F35-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the “Exchange Price” and such quotient, the “Exchange Rate”). As at December 30, 2017, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on the Closing Date remain outstanding or (ii) on or after the third anniversary of the Closing Date, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price.

In connection with the Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 (the “Special Voting Shares”) to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. As at December 30, 2017, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.7% voting interest in the Company. The Special Voting Shares are not transferable and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the “Board”) and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on the Closing Date, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company; and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

15.	Common Shares

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

16.	Stock-Based Compensation

Stock Incentive Plan

On May 28, 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) to selected employees and directors of the Company. As at December 30, 2017, 3,674,298 securities remained available for issuance under the 2013 Plan.

For the years ended December 30, 2017, December 31, 2016 and January 2, 2016, total stock-based compensation expense amounted to $5.7 million, $4.1 million and $4.4 million, respectively.

SUNOPTA INC.	-F36-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Stock Options

Stock options granted to selected employees during the year ended December 30, 2017 and December 31, 2016, vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Stock options granted during the year ended January 2, 2016, vest ratably on each of the first through fifth anniversaries of the grant date and expire on the tenth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees or directors on exercise of stock options or purchase of stock is credited to capital stock.

The following table summarizes stock option activity for the year ended December 30, 2017:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Options	exercise price	term (years)	intrinsic value
Outstanding, beginning of year	4,579,850	$6.47
Granted	1,120,406	9.29
Exercised	(827,272)	5.34
Forfeited	(1,260,767)	6.74
Expired	(305,489)	7.56
Outstanding at end of year	3,306,728	$7.51	6.92	$4,145
Exercisable, end of year	1,157,507	$7.16	5.12	$1,615

The following table summarizes non-vested stock option activity during the year ended December 30, 2017:

		Weighted-
		average grant-
	Stock options	date fair value
Non-vested, beginning of year	2,843,676	$3.06
Granted	1,120,406	4.12
Vested	(756,075)	3.19
Forfeited	(1,058,786)	3.05
Non-vested, end of year	2,149,221	$3.57

The weighted-average grant-date fair values of all stock options granted in the years ended December 30, 2017, December 31, 2016 and January 2, 2016, were $4.12, $1.86 and $4.37, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted in those years were as follows:

	December 30, 2017	December 31, 2016	January 2, 2016
Grant-date stock price	$ 9.29	$ 4.25	$ 8.41
Dividend yield(1)	0%	0%	0%
Expected volatility(2)	42.1%	41.7%	50.1%
Risk-free interest rate(3)	2.0%	1.6%	1.9%
Expected life of options (years)(4)	6.4	6.0	6.5

(1)	Determined based on expected annual dividend yield at the time of grant.
(2)	Determined based on historical volatility of the Company’s Common Shares over the expected life of the option.
(3)	Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.

SUNOPTA INC.	-F37-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(4)

Determined using simplified method, as the Company changed the vesting period of its stock option grants from five years to three years in 2016, and, as a result, historical exercise data may not provide a reasonable basis upon which to estimate expected life.

The following table summarizes stock options outstanding and exercisable as at December 30, 2017:

			Weighted-
			average
			remaining	Weighted-		Weighted-
Exercise price range		Outstanding	contractual life	average exercise	Exercisable	average exercise
Low	High	options	(years)	price	options	price
$3.27	$5.14	664,048	6.43	$3.41	184,866	$3.78
5.15	7.28	636,177	6.47	6.01	383,844	5.74
7.29	9.38	704,499	6.53	8.00	294,900	7.40
9.39	9.60	706,052	9.40	9.50	-	-
9.61	13.86	595,952	5.46	10.75	293,897	10.89
		3,306,728	6.92	$7.51	1,157,507	$7.16

Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $5.3 million as at December 30, 2017, which will be amortized over a weighted-average remaining vesting period of 2.2 years.

Restricted Stock Units

For the year ended December 30, 2017, the Company granted 762,710 RSUs to selected employees and directors. RSUs granted to employees vest ratably on each of the first through third anniversaries of the grant date. RSUs granted to directors vest 100% on the first anniversary of the grant date. Each vested RSU will entitle the employee or director to receive one common share of the Company. The weighted-average grant-date fair value of the RSUs was estimated to be $9.18, based on the stock price of the Common Shares as of the dates of grant.

The following table summarizes non-vested RSU activity during the year ended December 30, 2017:

		Weighted-
		average grant-
	RSUs	date fair value
Non-vested, beginning of year	175,860	$6.10
Granted	762,710	9.18
Vested	(95,724)	6.31
Forfeited	(67,490)	9.50
Non-vested, end of year	775,356	$8.85

Total compensation costs related to non-vested RSU awards not yet recognized as an expense was $4.9 million as at December 30, 2017, which will be amortized over a weighted-average remaining vesting period of 2.2 years.

Performance Share Units

For the year ended December 30, 2017, the Company granted 1,560,535 PSUs to selected employees. The vesting of the PSUs is subject to the satisfaction of certain stock price performance conditions during a three-year performance period ending May 24, 2020. One-third of the PSUs will vest upon achieving a stock price of $11.00, one-third will vest upon achieving a stock price of $14.00, and one-third will vest upon achieving a stock price of $18.00, in each case for 20 consecutive trading days and subject to the employee’s continued employment throughout the performance period. Each vested PSU will entitle the employee to receive one common share of the Company without payment of additional consideration.

SUNOPTA INC.	-F38-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The fair value of the PSUs was estimated using a Monte Carlo valuation model, which simulates the potential outcomes for the Company’s stock price performance and determines the payouts that would occur under each scenario. Fair value is based on the average of those results. The grant-date weighted-average fair value of the PSUs was determined to be $5.64, based on the following inputs to the valuation model:

Grant-date stock price	$9.33
Dividend yield	0%
Expected volatility(1)	42.2%
Risk-free interest rate(2)	1.5%
Expected life (in years)(3)	3.0

(1)	Determined based on the historical volatility of the Common Shares over 6.5 years, which is consistent with the volatility assumption for stock options granted to employees.
(2)	Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the PSUs.
(3)	Determined based on vesting for the PSUs.

The following table summarizes non-vested PSU activity during the year ended December 30, 2017:

		Weighted-
		average grant-
	PSUs	date fair value
Non-vested, beginning of year	454,425	$6.75
Granted	1,560,535	5.64
Forfeited or cancelled	(495,208)	6.70
Non-vested, end of year	1,519,752	$5.68

Total compensation costs related to non-vested PSU awards not yet recognized as an expense was $6.4 million as at December 30, 2017, which will be amortized over a weighted-average remaining vesting period of 2.4 years.

CEO Plan

On February 6, 2017, David Colo was appointed President and CEO of the Company. In connection with his appointment, the Company granted Mr. Colo 473,940 performance-based stock options (the “Special Stock Options”) and 277,780 PSUs. In addition, Mr. Colo was granted 100,000 RSUs, of which 50,000 were contingent on Mr. Colo purchasing Common Shares with an aggregate value of $1.0 million in the open market.

The vesting of the Special Stock Options and PSUs is subject to: (i) Mr. Colo’s continued employment with the Company during a three-year performance period ending February 6, 2020; and (ii) the satisfaction of certain stock price performance conditions during the performance period. One-third of the Special Stock Options and PSUs will vest upon achieving a stock price of $11.00, one-third will vest upon achieving a stock price of $14.00, and one-third will vest upon achieving a stock price of $18.00, in each case for 20 consecutive trading days and subject to Mr. Colo’s continued employment through the performance period. Each vested Special Stock Option will entitle Mr. Colo to purchase one common share of the Company at an exercise price of $7.00, which was equal to the closing price of the Common Shares as at February 6, 2017. Each vested PSU will entitle Mr. Colo to receive one common share of the Company without payment of additional consideration.

SUNOPTA INC.	-F39-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The grant-date weighted-average fair values of the Special Stock Options and PSUs were estimated using a Monte Carlo valuation model and determined to be $1.84 and $2.79, respectively, based on the following inputs to the valuation model:

	Special Stock
	Options	PSUs
Grant-date stock price	$7.00 $	7.00
Exercise price	$7.00	NA
Dividend yield	0%	0%
Expected volatility(1)	42.0%	42.0%
Risk-free interest rate(2)	2.2%	1.5%
Expected life (in years)(3)	6.5	3.0

(1)	Determined based on the historical volatility of the Common Shares over the expected life of the Special Stock Options.
(2)	Determined based on U.S. Treasury yields with a remaining term equal to the respective expected lives of the Special Stock Options and PSUs.
(3)	Determined using the simplified method for the Special Stock Options, based on the mid-point of vesting (three years) and expiration (ten years). Determined based on vesting for the PSUs.

The aggregate grant-date fair value of the Special Stock Options and PSUs awarded to Mr. Colo was $1.6 million, which will be recognized on a straight-line basis over the requisite three-year performance period.

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

Employee Share Purchase Plan

The Company maintains an employee share purchase plan whereby employees can purchase common shares through payroll deductions. In the year ended December 30, 2017, the Company’s employees purchased 61,796 common shares (December 31, 2016 – 82,841; January 2, 2016 – 55,024) for total proceeds of $0.4 million (December 31, 2016 – $0.4 million; January 2, 2016 – $0.4 million). As at December 30, 2017, 1,112,073 common shares are remaining to be granted under this plan.

17.	Accumulated Other Comprehensive Loss

Net unrealized losses recorded in accumulated other comprehensive loss were as follows:

	December 30,	December 31,
	2017	2016
	$	$
Currency translation adjustment	(6,963)	(13,104)
Cash flow hedges, net of income taxes	(305)	-
	(7,268)	(13,104)

SUNOPTA INC.	-F40-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

18.	Other Expense (Income), Net

The components of other expense (income) are as follows:

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$

Impairment of long-lived assets(1)	18,193	13,257	-
Employee termination costs(2)	5,636	4,186	2,936
Product withdrawal and recall costs(3)	413	2,838	-
Increase (decrease) in fair value of contingent consideration(4)	371	(1,158)	884
Legal settlement(5)	(1,024)	9,000	-
Business acquisition costs(6)	-	233	7,767
Other	71	(64)	564
	23,660	28,292	12,151

(1)	Impairment of long-lived assets

For the year ended December 30, 2017, represents the impairment of assets associated with the exits from flexible resealable pouch and nutrition bar products lines and operations, and consolidation of roasted snack operations, as well as the early buyout of the San Bernardino equipment leases (see note 4).

For the year ended December 31, 2016, represents the impairment of assets associated with the closures of the San Bernardino and Heuvelton facilities (see note 4). In addition, includes the impairment of leasehold improvements at the Company’s Buena Park, California, facility on the consolidation of Company’s frozen fruit processing operations following the Sunrise Acquisition.

(2)	Employee termination costs

For the year ended December 30, 2017, represents severance benefits, net of forfeitures of stock-based awards, and legal costs incurred in connection with the Value Creation Plan (see note 4), including employees affected by the exits from flexible resealable pouch and nutrition bar product lines and operations, and consolidation of roasted snack operations.

For the year ended December 31, 2016, represents contractual severance benefits and previously unrecognized stock- based compensation expense recognized in connection with the departure of Mr. Jacobs as President and CEO in November 2016, as well as costs for employees affected by the closures of the Company’s San Bernardino, Heuvelton and Buena Park facilities.

(3)	Product withdrawal and recall costs

For the year ended December 30, 2017, represents product withdrawal and recall costs that were not eligible for reimbursement under the Company’s insurance policies, including certain direct costs related to the sunflower recall.

For the year ended December 31, 2016, represents costs related to the voluntary withdrawal of certain consumer- packaged products due to quality-related issues, as well as certain direct costs and insurance deductibles related to the sunflower recall.

SUNOPTA INC.	-F41-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(4)	Fair value of contingent consideration

For all years presented, reflects the accretion of contingent consideration obligations to reflect the time value of money. In addition, for the year ended December 31, 2016, includes a gain of $1.7 million on the settlement of the contingent consideration obligation related to the acquisition of Niagara Natural (see note 2).

(5)	Legal settlement

In 2016, the Company recorded a charge of $9.0 million related to the settlement of a product recall dispute with a customer involving certain flexible resealable pouch products manufactured by the Company in 2013. The settlement amount included up to $4.0 million in rebates payable to the customer over a four-year period. In connection with the exit from the flexible resealable pouch product lines and operations, the Company agreed to an upfront cash settlement of the remaining rebate obligation, resulting in a recovery of $1.0 million recognized in 2017.

(6)	Business acquisition costs

Represents transaction costs incurred in connection with the acquisitions of Sunrise, Niagara Natural and Citrusource (see note 2).

19.	Income Taxes

The recovery of income taxes differs from the amount that would have resulted from applying the combined Canadian federal and provincial statutory income tax rate to loss from continuing operations before income taxes due to the following:

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$
Loss from continuing operations before income taxes	(170,397)	(74,361)	(6,522)
Canadian statutory rate	26.5%	26.5%	26.5%
Income tax recovery at statutory rate	(45,155)	(19,706)	(1,728)
Impact of changes in enacted tax rates(1)	(8,437)	90	(208)
Foreign tax rate differential	(9,324)	(11,329)	(3,097)
Change in unrecognized tax benefits	(452)	(1,268)	(855)
Goodwill impairment loss	30,475	6,841	-
Impact of stock-based compensation and other non- deductible expenses	1,590	1,238	1,470
Change in valuation allowance	72	(267)	4,015
Impact of non-deductible acquisition expenses	-	-	910
Impairment loss on investment	-	-	(4,029)
Other	(4,598)	604	132
Recovery of income taxes	(35,829)	(23,797)	(3,390)

(1)	For the year ended December 30, 2017, the impact of changes in enacted tax rates reflected the remeasurement of deferred tax balances to reflect new U.S. corporate tax rates enacted in December 2017.

SUNOPTA INC.	-F42-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of loss from continuing operations before income taxes are shown below:

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$
Canada	(3,286)	9,811	6,038
U.S.	(178,033)	(93,941)	(20,028)
Other	10,922	9,769	7,468
	(170,397)	(74,361)	(6,522)

The components of the provision for (recovery of) income taxes are shown below:

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$
Current income tax provision (recovery):
Canada	(658)	3,560	-
U.S.	(10,346)	(1,293)	(1,982)
Other	3,074	3,664	2,300
	(7,930)	5,931	318

Deferred income tax provision (recovery):
Canada	642	(12)	2,484
U.S.	(28,606)	(29,463)	(5,971)
Other	65	(253)	(221)
	(27,899)	(29,728)	(3,708)
Recovery of income taxes	(35,829)	(23,797)	(3,390)

Deferred income taxes of the Company are comprised of the following:

	December 30, 2017	December 31, 2016
	$	$
Differences in property, plant and equipment and intangible assets	(51,093)	(87,833)
Capital and non-capital losses	22,144	31,494
Tax benefit of scientific research expenditures	1,871	1,199
Tax benefit of costs incurred during share issuances	-	944
Inventory basis differences	5,193	5,761
Interest expense limitation (163j)	10,311	3,356
Other accrued reserves	5,249	10,653
	(6,325)	(34,426)
Less: valuation allowance	9,162	9,090
Net deferred income tax liability	(15,487)	(43,516)

SUNOPTA INC.	-F43-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of the deferred income tax asset (liability) are shown below:

	December 30, 2017	December 31, 2016
	$	$
Canada	362	1,045
U.S.	(14,892)	(43,668)
Other	(957)	(893)
	(15,487)	(43,516)

The components of the deferred income tax valuation allowance are as follows:

	December 30, 2017	December 31, 2016
	$	$
Balance, beginning of year	9,090	9,347
Increase in valuation allowance	72	(267)
Foreign exchange	-	10
Balance, end of year	9,162	9,090

As at December 30, 2017, the Company had approximately $0.4 million (December 31, 2016 – $0.4 million) in U.S. federal scientific research investment tax credits and $0.9 million (December 31, 2016 – $0.8 million) in U.S. State research and development tax credits, which will expire in varying amounts up to 2029.

As at December 30, 2017, the Company had U.S. federal non-capital loss carry-forwards of approximately $46.0 million (December 31, 2016 – $51.3 million). In addition, the Company had state loss carry-forwards of approximately $62.6 million as at December 30, 2017 (December 31, 2016 – $64.2 million). These amounts are available to reduce future federal and state income taxes.

As at December 30, 2017, the Company had Canadian capital losses of approximately $27.7 million (December 31, 2016 – $29.7 million) for which a full valuation allowance exists. These amounts are available to reduce future capital gains and do not expire.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, as at December 30, 2017, a valuation allowance of $9.2 million (December 31, 2016 – $9.1 million) had been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

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

	December 30, 2017	December 31, 2016
	$	$
Balance, beginning of year	452	1,720
Reductions in tax positions of prior years	(452)	(1,268)
Balance, end of year	-	452

SUNOPTA INC.	-F44-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The Company’s opening unrecognized tax benefits position largely included a possible reduction to prior year losses for U.S. exposures relating to the deductibility of certain interest amount accrued. The amount has become fully statute barred in the U.S. and the liability reduced to zero.

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations, and with the related liability on the consolidated balance sheets.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada (including Ontario), the U.S. (including multiple states), and the Netherlands. The Company’s 2010 through 2016 tax years (and any tax year for which available non-capital loss carry-forwards were generated up to the amount of non-capital loss carry-forward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and the 2010 through 2016 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company’s consolidated financial statements.

SUNOPTA INC.	-F45-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

20.	Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	December 30, 2017	December 31, 2016	January 2, 2016
Numerator for basic loss per share:
Loss from continuing operations, less amounts attributable to non-controlling interests	$(135,320)	$(50,618)	$(2,996)
Less: dividends and accretion on Series A Preferred Stock	(7,809)	(1,812)	-
Loss from continuing operations available to common shareholders	(143,129)	(52,430)	(2,996)
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)	(19,475)
Loss available to common shareholders	$(143,129)	$(53,000)	$(22,471)

Denominator for basic loss per share:
Basic weighted-average number of shares outstanding	86,355	85,569	72,408

Basic loss per share:
- from continuing operations	$(1.66)	$(0.61)	$(0.04)
- from discontinued operations	-	(0.01)	(0.27)
	$(1.66)	$(0.62)	$(0.31)

Numerator for diluted loss per share:
Loss from continuing operations, less amounts attributable to non-controlling interests	$(135,320)	$(50,618)	$(2,996)
Less: dividends and accretion on Series A Preferred Stock (1)	(7,809)	(1,812)	-
Loss from continuing operations available to common shareholders	(143,129)	(52,430)	(2,996)
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)	(19,475)
Loss available to common shareholders	$(143,129)	$(53,000)	$(22,471)

Denominator for diluted loss per share:
Basic weighted-average number of shares outstanding	86,355	85,569	72,408
Dilutive effect of the following:
Series A Preferred Stock (1)	-	-	-
Stock options (2)	-	-	-
Diluted weighted-average number of shares outstanding	86,355	85,569	72,408

Diluted loss per share:
- from continuing operations	$(1.66)	$(0.61)	$(0.04)
- from discontinued operations	-	(0.01)	(0.27)
	$(1.66)	$(0.62)	$(0.31)

(1)

For the years ended December 30, 2017 and December 31, 2016, it was more dilutive to assume the Preferred Stock was not converted into Common Shares, and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 11,333,333 and 2,670,320 Common Shares issuable on an if-converted basis for the years ended December 30, 2017 and December 31, 2016, respectively.

SUNOPTA INC.	-F46-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)

For the years ended December 30, 2017, December 31, 2016, and January 2, 2016, stock options to purchase 815,952, 66,166 and 54,316 Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share. In addition, for the years ended December 30, 2017, December 31, 2016 and January 2, 2016, options to purchase 2,540,189, 2,321,448 and 856,492 Common Shares were anti- dilutive because the exercise prices of these options were greater than the average market price.

21.	Supplemental Cash Flow Information

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$
Changes in non-cash working capital, net of businesses acquired:
Accounts receivable	35,773	(39,857)	17,404
Inventories	27,475	(16,107)	(25,732)
Income tax recoverable/payable	(13,515)	22,868	(9,782)
Prepaid expenses and other current assets	(11,994)	(242)	(2,044)
Accounts payable and accrued liabilities	(20,437)	23,221	15,242
Customer and other deposits	2,328	(2,774)	1,227
	19,630	(12,891)	(3,685)

Cash paid for:
Interest	29,683	28,651	10,496
Income taxes	4,150	1,781	10,526

22.	Related Party Transactions

The following table summarizes transactions between the Company and related parties:

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$
Sales of agronomy products(1)	1,141	488	906
Purchases of fruits, grains and seeds(2)	18,487	14,867	2,340
Sales of coffee beans(3)	1,954	1,896	1,395
Rent paid and other(4)	220	976	1,002

(1)	Represents sales of agronomy products to employees at market prices, which are included in revenues on the consolidated statements of operations.

(2)

Represents purchases of raw fruit and fruit processing services at market prices from former shareholders of Opus who remain employed by the Company, as well as purchases of grains and seeds at market prices from employees of the Company, which are included in cost of goods sold on the consolidated statements of operations.

(3)

Represents the sale of coffee beans at market prices from TOC to a company that is owned by the non-controlling shareholder of Trabocca B.V., a less-than-wholly-owned subsidiary of TOC. These sales are included in revenues on the consolidated statement of operations.

(4)

Includes rental payments at market rates for the lease of production, warehouse and/or office facilities from former owners of acquired businesses who remain or were employed by the Company. These payments are included in cost of goods sold or selling, general and administrative expenses on the consolidated statements of operations.

SUNOPTA INC.	-F47-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

23.	Commitments and Contingencies

Employment Matter

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes approximately 10,000 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties attended mediation on October 12, 2017 and reached a general agreement to resolve the matter on a class-wide basis. The parties are negotiating the remaining details of the settlement which is subject to court approval. It is anticipated that the parties will seek preliminary approval of the settlement from the court in March 2018. The Company expects to recover the full amount payable under the settlement through insurance coverage and an escrow account established in connection with the Sunrise Acquisition.

Product Recall

On November 20, 2017, Treehouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois titled Treehouse Foods, Inc. et al. v. SunOpta Grains and Food, Inc. The Company was served with the Summons and Complaint on January 24, 2018. The plaintiffs allege economic damages resulting from the Company’s 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for Listeria monocytogenes contamination. The case includes claims for breach of express and implied warranty, negligence, strict liability, and indemnity seeking $16.2 million in damages. There are no allegations of personal injury. The Company intends to vigorously defend itself against these claims. The Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

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

Grain Held for Others

As at December 30, 2017, the Company held grain for the benefit of others in the amount of $0.4 million (December 31, 2016 – $0.5 million). The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

SUNOPTA INC.	-F48-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Letters of Credit

The Company has outstanding letters of credit at December 30, 2017 totaling $9.4 million (December 31, 2016 – $4.3 million).

Real Property Lease Commitments

The Company has entered into various leasing arrangements, which have fixed monthly rents that are adjusted annually each year for inflation.

Minimum commitments under operating leases, principally for processing facilities, warehouse and distribution facilities, and equipment for the next five fiscal years and thereafter are as follows:

$
2018	19,048
2019	15,820
2020	13,250
2021	8,902
2022	7,011
Thereafter	7,868
71,899

In the years ended December 30, 2017, December 31, 2016 and January 2, 2016, net minimum rents, including contingent rents and sublease rental income, were $28.0 million, $27.9 million and $21.6 million, respectively.

24.	Segmented Information

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

•

Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptic packaged products including non-dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes individually quick frozen (“IQF”) fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks is focused on fruit snack offerings, and included flexible resealable pouch and nutrition bar product lines, which were exited in 2017.

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

SUNOPTA INC.	-F49-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Revenues and Operating Income

Reportable segment operating results for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 were as follows:

	December 30, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	550,527	729,066	1,279,593
Segment operating income	21,951	9,905	31,856
Corporate Services			(31,089)
Other expense, net (see note 18)			(23,660)
Goodwill impairment (see note 11)			(115,000)
Interest expense, net			(32,504)
Loss from continuing operations before income taxes			(170,397)

	December 31, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	574,295	772,436	1,346,731
Segment operating income	26,787	1,206	27,993
Corporate Services			(13,247)
Other expense, net (see note 18)			(28,292)
Goodwill impairment (see note 11)			(17,540)
Interest expense, net			(43,275)
Loss from continuing operations before income taxes			(74,361)

	January 2, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	610,890	534,244	1,145,134
Segment operating income	28,184	3,208	31,392
Corporate Services			(10,094)
Other expense, net (see note 18)			(12,151)
Interest expense, net			(15,669)
Loss from continuing operations before income taxes			(6,522)

SUNOPTA INC.	-F50-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Assets

Total assets and goodwill by reportable segment as at December 30, 2017 and December 31, 2016 were as follows:

	December 30, 2017	December 31, 2016
	$	$
Segment assets:
Global Ingredients	347,971	304,149
Consumer Products	588,542	776,405
Total segment assets	936,513	1,080,554
Corporate Services	45,660	49,004
Total assets	982,173	1,129,558

Segment goodwill:
Global Ingredients	9,177	8,255
Consumer Products	100,356	215,356
Total segment goodwill	109,533	223,611

Segment Capital Expenditures, Depreciation and Amortization

Capital expenditures, depreciation and amortization by reportable segment for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 were as follows:

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$
Segment capital expenditures:
Global Ingredients	9,060	4,767	5,872
Consumer Products	27,054	14,586	21,529
Total segment capital expenditures	36,114	19,353	27,401
Corporate Services	5,025	3,207	3,785
Total capital expenditures	41,139	22,560	31,186

Segment depreciation and amortization:
Global Ingredients	6,464	6,406	6,352
Consumer Products	23,666	25,532	12,814
Total segment depreciation and amortization	30,130	31,938	19,166
Corporate Services	2,694	2,212	1,841
Total depreciation and amortization	32,824	34,150	21,007

SUNOPTA INC.	-F51-	December 30, 2017 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2017, December 31, 2016 and January 2, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Geographic Information

The Company’s assets, operations and employees are principally located in the U.S., Canada, Europe, Mexico and Ethiopia. Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended December 30, 2017, December 31, 2016 and January 2, 2016 were as follows:

	December 30, 2017	December 31, 2016	January 2, 2016
	$	$	$
Revenues from external customers:
U.S.	1,001,417	1,084,199	893,637
Canada	27,929	30,959	33,291
Europe and other	250,247	231,573	218,206
Total revenues from external customers	1,279,593	1,346,731	1,145,134

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at December 30, 2017 and December 31, 2016 were as follows:

	December 30, 2017	December 31, 2016
	$	$
Long-lived assets:
U.S.	128,367	133,335
Canada	3,094	3,346
Europe and other	32,163	25,558
Total long-lived assets	163,624	162,239

Major Customers

For the years ended December 30, 2017 and December 31, 2016, Costco Wholesale (“Costco”) accounted for approximately 10% and 11%, respectively, of consolidated revenues. Revenues from Costco are included in the Consumer Products operating segment. The Company did not have any customers that exceeded 10% of total revenues for the year ended January 2, 2016.

SUNOPTA INC.	-F52-	December 30, 2017 10-K

Supplemental financial information (unaudited)

Summarized below is the Consolidated Statement of Operations for the quarters ended December 30, 2017, September 30, 2017, July 1, 2017 and April 1, 2017, as well as the fiscal 2016 quarterly comparatives.

	Quarter ended
	December 30, 2017	December 31, 2016
	$	$

Revenues(1)	292,395	297,539
Cost of goods sold	264,124	280,496
Gross profit	28,271	17,043

Selling, general and administrative expenses	28,094	26,005
Intangible asset amortization	2,766	2,810
Other expense, net(2)	11,638	5,569
Goodwill impairment(3)	115,000	17,540
Foreign exchange loss (gain)	1,268	(1,817)

Loss before the following	(130,495)	(33,064)

Interest expense, net	8,684	8,527

Loss before income taxes	(139,179)	(41,591)

Recovery of income taxes	(21,780)	(8,165)

Loss	(117,399)	(33,426)

Earnings attributable to non-controlling interests	88	50

Loss attributable to SunOpta Inc.	(117,487)	(33,476)

Loss per share - basic
-from continuing operations	(1.38)	(0.41)
-from discontinued operations	-	-
	(1.38)	(0.41)

Loss per share - diluted
-from continuing operations	(1.38)	(0.41)
-from discontinued operations	-	-
	(1.38)	(0.41)

(1)
Fourth quarters of 2017 and 2016 included revenues from exited flexible resealable pouch and nutrition bar product lines of $9.1 million and $14.4 million, respectively (see note 4 to the consolidated financial statements).

(2)

Fourth quarters of 2017 and 2016 included asset impairment charges of $10.0 million and $1.2 million, respectively, associated with the Value Creation Plan (see note 4 to the consolidated financial statements).

(3)

Fourth quarters of 2017 and 2016 reflected the impairment of goodwill associated with the Frozen Fruit and Sunflower reporting units, respectively (see note 11 to the consolidated financial statements).

SUNOPTA INC.	-F53-	December 30, 2017 10-K

Supplemental financial information (unaudited) continued

	Quarter ended
	September 30, 2017	October 1, 2016
	$	$

Revenues(1)	320,713	348,732
Cost of goods sold	284,258	307,702
Gross profit	36,455	41,030

Selling, general and administrative expenses	26,102	23,915
Intangible asset amortization	2,817	2,826
Other expense, net(2)	5,972	10,312
Foreign exchange loss	2,575	1,068

Earnings (loss) before the following	(1,011)	2,909

Interest expense, net	8,371	12,178

Loss before income taxes	(9,382)	(9,269)

Recovery of income taxes	(3,499)	(5,411)

Loss	(5,883)	(3,858)

Loss attributable to non-controlling interests	144	(503)

Loss attributable to SunOpta Inc.	(6,027)	(3,355)

Loss per share - basic
-from continuing operations	(0.09)	(0.04)
-from discontinued operations	-	-
	(0.09)	(0.04)

Loss per share - diluted
-from continuing operations	(0.09)	(0.04)
-from discontinued operations	-	-
	(0.09)	(0.04)

(1)
Third quarters of 2017 and 2016 included revenues from exited flexible resealable pouch and nutrition bar product lines of $13.5 million and $14.3 million, respectively (see note 4 to the consolidated financial statements.

(2)

Third quarters of 2017 and 2016 included asset impairment charges of $4.5 million and $10.3 million, respectively, associated with the Value Creation Plan (see note 4 to the consolidated financial statements).

SUNOPTA INC.	-F54-	December 30, 2017 10-K

Supplemental financial information (unaudited) continued

	Quarter ended
	July 1, 2017	July 2, 2016
	$	$

Revenues(1)	336,454	348,146
Cost of goods sold	294,792	312,168
Gross profit	41,662	35,978

Selling, general and administrative expenses	35,039	24,489
Intangible asset amortization	2,809	2,824
Other expense, net	607	8,433
Foreign exchange loss (gain)	1,195	(180)

Earnings before the following	2,012	412

Interest expense, net	7,695	11,548

Loss before income taxes	(5,683)	(11,136)

Recovery of income taxes	(5,581)	(7,135)

Loss	(102)	(4,001)

Earnings attributable to non-controlling interests	306	123

Loss attributable to SunOpta Inc.	(408)	(4,124)

Loss per share - basic
-from continuing operations	(0.03)	(0.05)
-from discontinued operations	-	-
	(0.03)	(0.05)

Loss per share - diluted
-from continuing operations	(0.03)	(0.05)
-from discontinued operations	-	-
	(0.03)	(0.05)

(1)
Second quarters of 2017 and 2016 included revenues from exited flexible resealable pouch and nutrition bar product lines of $15.2 million and $15.0 million, respectively (see note 4 to the consolidated financial statements).

SUNOPTA INC.	-F55-	December 30, 2017 10-K

Supplemental financial information (unaudited) continued

	Quarter ended
	April 1, 2017	April 2, 2016
	$	$

Revenues(1)	330,031	352,314
Cost of goods sold	291,332	320,413
Gross profit	38,699	31,901

Selling, general and administrative expenses	38,272	24,272
Intangible asset amortization	2,803	2,822
Other expense, net(2)	5,443	3,978
Foreign exchange loss	580	2,172

Loss from continuing operations before the following	(8,399)	(1,343)

Interest expense, net	7,754	11,022

Loss from continuing operations before income taxes	(16,153)	(12,365)

Recovery of income taxes	(4,969)	(3,086)

Loss from continuing operations	(11,184)	(9,279)

Loss from discontinued operations, net of income taxes and non-controlling interest	-	(570)

Loss	(11,184)	(9,849)

Earnings attributable to non-controlling interests	214	384

Loss attributable to SunOpta Inc.	(11,398)	(10,233)

Loss per share - basic
-from continuing operations	(0.16)	(0.11)
-from discontinued operations	-	(0.01)
	(0.16)	(0.12)

Loss per share - diluted
-from continuing operations	(0.16)	(0.11)
-from discontinued operations	-	(0.01)
	(0.16)	(0.12)

(1)	First quarters of 2017 and 2016 included revenues from exited flexible resealable pouch and nutrition bar product lines of $15.4 million and $15.7 million, respectively (see note 4 to the consolidated financial statements).
(2)

First quarter of 2017 included an asset impairment charge of $3.7 million associated the Value Creation Plan (see note 4 to the consolidated financial statements). First quarter of 2016 included asset impairment charge of $1.7 million associated with the consolidation of the Company’s frozen fruit processing operations (see note 18 to the consolidated financial statements).

SUNOPTA INC.	-F56-	December 30, 2017 10-K