Form 10-K/A
period 2017-12-30
SunOpta Inc.
filed 2018-03-07
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

SunOpta Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (the “Original Filing”) with the U.S. Securities and Exchange Commission (the “SEC”) on March 1, 2018. The Company is filing this Amendment No. 1 (the “Amendment”) to its Original Filing solely to revise the following typographical error in the Report of Independent Registered Public Accounting Firm related to their Opinion on the Financial Statements included in Item 8 of Part II of the Original Filing:

  Under the Basis for Opinion, the first sentence has been corrected to state: “These financial statements are the responsibility of the Company’s management.” In the Original Filing, this sentence stated: “The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual report on Internal Control Over Financial Reporting.”

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently-dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached as exhibits to this Amendment.

Except as described above, this Amendment does not amend or update any other information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and other than expressly indicated in this Amendment, the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing and does not modify or update in any way disclosures made in the original Form 10-K. The Company has included a complete copy of the Original Filing, as amended per above, in this filing.

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

10.49†	Employment Agreement, effective January 23, 2017, by and between SunOpta Inc. and Patrick McCoy (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).

10.50†	Employment Agreement, effective February 21, 2017, by and between SunOpta Inc. and Michael J. Buick (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).

10.51†	Employment Agreement, effective March 6, 2017, by and between SunOpta Inc. and Robert S. Grant (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).

10.52†	Employment Agreement, effective April 10, 2017, by and between SunOpta Inc. and Christopher Whitehair (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10- K for the year ended December 30, 2017, filed on March 1, 2018).

10.53†	Employment Agreement, effective November 1, 2017, by and between SunOpta Inc. and George Miketa (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).

21	List of subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).

23.1	Consent of Deloitte LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).

31.1*	Certification by David Colo, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by David Colo, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 7, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Colo David Colo	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2018
/s/ Robert McKeracher Robert McKeracher	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 7, 2018
/s/ Dean Hollis Dean Hollis	Chair of the Board and Director	March 7, 2018
/s/ Margaret Shan Atkins Margaret Shan Atkins	Director	March 7, 2018
/s/ Al Bolles Al Bolles	Director	March 7, 2018
/s/ Derek Briffett Derek Briffett	Director	March 7, 2018
/s/ Michael Detlefsen Michael Detlefsen	Director	March 7, 2018
/s/ Katrina Houde Katrina Houde	Director	March 7, 2018
/s/ Brendan Springstubb Brendan Springstubb	Director	March 7, 2018
/s/ Gregg Tanner Gregg Tanner	Director	March 7, 2018

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