Form 10-Q
period 2018-03-31
SunOpta Inc.
filed 2018-05-09
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________ to ________ .

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

Yes [X]          No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [   ]          No [X]

The number of the registrant’s common shares outstanding as of May 4, 2018 was 86,864,115.

SUNOPTA INC.
FORM 10-Q
For the Quarterly Period Ended March 31, 2018

TABLE OF CONTENTS

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars (“C$”), euros (“€”), Mexican pesos (“M$”) and British pounds (“£”). As at March 31, 2018, the closing rates of exchange for the Canadian dollar, euro, Mexican peso and British pound, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7756, €1.2306, M$0.0546 and £1.4042. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on our current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “target”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; the anticipated benefits of our efforts to transform our business operations, including the Value Creation Plan; the estimated amount and timing of adjusted earnings before income taxes, depreciation and amortization (“EBITDA”) enhancements attributable to improvements initiated or implemented to date pursuant to the Value Creation Plan; the expected cost and timing for completion of, and increased capacity and cost advantages resulting from, our aseptic capacity expansion plan; anticipated portfolio optimization benefits resulting from expansion projects and/or new processing lines at our Mexican frozen fruit facility, our organic cocoa facility in Holland, our Bulgarian sunflower facility, and our Crookston, Minnesota. facility; expected productivity and cost improvements as a result of our food safety and quality and our “SunOpta 360” continuous improvement initiatives; improved revenue growth and profitability as a result of our growing pipeline of commercial opportunities, recent sales wins in key categories, and continued penetration of high-potential sales channels; sustainable business improvements resulting from our enhanced employee health and safety and advanced sales and operations planning processes and other process sustainability initiatives; our intention to exit businesses or product lines where we are not effectively positioned; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	1	March 31, 2018 10-Q

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

•	failure or inability to implement our value creation strategies to achieve anticipated benefits;

•	conflicts of interest between our significant investors and our other stakeholders;

•	disruptions to our business caused by shareholder activism;

•	product liability suits, recalls and threatened market withdrawals that may arise or be brought against us;

•	food safety concerns and instances of food-borne illnesses that could harm our business;

•	litigation and regulatory enforcement concerning marketing and labeling of food products;

•	significant food and health regulations to which we are subject;

•	ability to obtain additional capital as required to maintain current growth rates;

•	the potential for impairment charges in goodwill or other intangible assets;

•	the highly competitive industry in which we operate;

•	that our customers may choose not to buy products from us;

•	the potential loss of one or more key customers;

•	changes and difficulty in predicting consumer preferences for natural and organic food products;

•	our ability to effectively manage our supply chain;

•	volatility in the prices of raw materials and energy;

•	the availability of organic and non-genetically modified ingredients;

•	unfavorable growing and operating conditions due to adverse weather conditions;

•	an interruption at one or more of our manufacturing facilities;

•	technology failures that could disrupt our operations and negatively impact our business;

•	the potential for data breaches and the need to comply with data privacy and protection laws and regulations;

•	the loss of service of our key management;

•	labor shortages or increased labor costs;

•	technological innovation by our competitors;

SUNOPTA INC.	2	March 31, 2018 10-Q

•	ability to protect our intellectual property and proprietary rights;

•	changes in laws or regulations governing foreign trade or taxation;

•	agricultural policies that influence our operations;

•	substantial environmental regulation and policies to which we are subject;

•	the enactment of climate change laws;

•	fluctuations in exchange rates, interest rates and the prices of certain commodities;

•	exposure to our international operations;

•	increased vulnerability to economic downturns and adverse industry conditions due to our level of indebtedness;

•	restrictions under the terms of our debt and equity instruments on how we may operate our business;

•	our ability to renew our revolving asset-based credit facility (the “Global Credit Facility”) when it becomes due on February 10, 2021;

•	ability to meet the financial covenants under the Global Credit Facility or to obtain necessary waivers from our lenders;

•	our ability to effectively manage our growth and integrate acquired companies;

•	our ability to achieve the estimated benefits or synergies to be realized from business acquisitions;

•	exposure to unknown liabilities arising from business acquisitions;

•	unexpected disruptions in our business, including disruptions resulting from business acquisitions;

•	our ability to successfully consummate possible future divestitures of businesses;

•	volatility of our operating results and share price;

•	that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;

•	dilution in the value of our common shares through the exchange of convertible preferred stock, exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities; and

•	impact of the publication of industry analyst research or reports about our business on the value of our common shares.

SUNOPTA INC.	3	March 31, 2018 10-Q

All forward-looking statements made herein are qualified by these cautionary statements, and our actual results or the developments we anticipate may not be realized. Our forward-looking statements are based on current industry, financial and economic information which we have assessed but which by its nature is dynamic and subject to rapid and possibly abrupt changes. As such, our forward-looking statements are based only on information currently available to us and speak only as of the date on which they are made. We do not undertake any obligation to publicly update our forward-looking statements, whether written or oral, after the date of this report for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and our Annual Report on Form 10-K for the fiscal year ended December 30, 2017. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2017, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	4	March 31, 2018 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

		Quarter ended
	March 31, 2018	April 1, 2017
	$	$
Revenues	312,652	330,031
Cost of goods sold	278,968	291,332
Gross profit	33,684	38,699
Selling, general and administrative expenses	28,288	38,272
Intangible asset amortization	2,771	2,803
Other expense (income), net (note 9)	(402)	5,443
Foreign exchange loss	962	580
Earnings (loss) before the following	2,065	(8,399)
Interest expense, net	8,220	7,754
Loss before income taxes	(6,155)	(16,153)
Recovery of income taxes	(1,693)	(4,969)
Net loss	(4,462)	(11,184)
Earnings (loss) attributable to non-controlling interests	(99)	214
Loss attributable to SunOpta Inc.	(4,363)	(11,398)
Dividends and accretion on Series A Preferred Stock	(1,967)	(1,940)
Loss attributable to common shareholders	(6,330)	(13,338)
Loss per share (note 10)
Basic	(0.07)	(0.16)
Diluted	(0.07)	(0.16)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	March 31, 2018 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Loss
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

		Quarter ended
	March 31, 2018	April 1, 2017
	$	$

Net loss	(4,462)	(11,184)

Other comprehensive earnings, net of income taxes
Changes related to cash flow hedges (note 4)
Unrealized gains, net	573	1,242
Reclassification of losses to earnings	134	-
Net changes related to cash flow hedges	707	1,242
Currency translation adjustment	1,456	598
Other comprehensive earnings, net of income taxes	2,163	1,840

Comprehensive loss	(2,299)	(9,344)

Comprehensive earnings attributable to non-controlling interests	21	518

Comprehensive loss attributable to SunOpta Inc.	(2,320)	(9,862)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	March 31, 2018 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at March 31, 2018 and December 30, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	March 31, 2018	December 30, 2017
	$	$

ASSETS
Current assets
Cash and cash equivalents	2,924	3,228
Accounts receivable	143,420	125,152
Inventories (note 5)	334,481	354,978
Prepaid expenses and other current assets	38,379	33,213
Income taxes recoverable	9,078	12,006
Total current assets	528,282	528,577

Property, plant and equipment	164,518	163,624
Goodwill	109,729	109,533
Intangible assets	169,317	172,059
Deferred income taxes	363	363
Other assets	7,678	8,017

Total assets	979,887	982,173

LIABILITIES
Current liabilities
Bank indebtedness (note 6)	236,637	234,090
Accounts payable and accrued liabilities	162,682	161,364
Customer and other deposits	3,499	4,901
Income taxes payable	1,854	1,351
Other current liabilities	628	818
Current portion of long-term debt (note 6)	2,190	2,228
Current portion of long-term liabilities	8,904	5,300
Total current liabilities	416,394	410,052

Long-term debt (note 6)	225,570	225,805
Long-term liabilities	2,367	8,352
Deferred income taxes	14,867	15,850
Total liabilities	659,198	660,059

Series A Preferred Stock (note 7)	80,460	80,193

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 86,840,122 shares issued (December 30, 2017 - 86,757,334)	309,575	308,899
Additional paid-in capital	29,650	28,006
Accumulated deficit	(95,367)	(89,291)
Accumulated other comprehensive loss (note 8)	(5,225)	(7,268)
	238,633	240,346
Non-controlling interests	1,596	1,575
Total equity	240,229	241,921

Total equity and liabilities	979,887	982,173

Commitments and contingencies (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	March 31, 2018 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Accumulated	prehensive	controlling
	Common shares		capital	deficit	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at December 30, 2017	86,757	308,899	28,006	(89,291)	(7,268)	1,575	241,921

Employee stock purchase plan	23	136	-	-	-	-	136
Stock incentive plan	60	540	(527)	-	-	-	13
Stock-based compensation	-	-	2,171	-	-	-	2,171
Dividends on Series A Preferred Stock (note 7)	-	-	-	(1,700)	-	-	(1,700)
Accretion on Series A Preferred Stock (note 7)	-	-	-	(267)	-	-	(267)
Net loss	-	-	-	(4,363)	-	(99)	(4,462)
Currency translation adjustment	-	-	-	-	1,336	120	1,456
Cash flow hedges, net of income taxes of $303 (note 4)	-	-	-	-	707	-	707
Cumulative effect of adoption of new revenue accounting standard (note 1)	-	-	-	254	-	-	254

Balance at March 31, 2018	86,840	309,575	29,650	(95,367)	(5,225)	1,596	240,229

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2016	85,744	300,426	25,522	53,838	(13,104)	2,731	369,413

Employee stock purchase plan	15	94	-	-	-	-	94
Stock incentive plan	248	2,061	(1,061)	-	-	-	1,000
Stock-based compensation	-	-	852	-	-	-	852
Dividends on Series A Preferred Stock (note 7)	-	-	-	(1,700)	-	-	(1,700)
Accretion on Series A Preferred Stock (note 7)	-	-	-	(240)	-	-	(240)
Net loss	-	-	-	(11,398)	-	214	(11,184)
Currency translation adjustment	-	-	-	-	605	(7)	598
Cash flow hedges, net of income taxes of $533	-	-	-	-	931	311	1,242
Acquisition of non-controlling interest	-	-	(162)	-	(82)	244	-

Balance at April 1, 2017	86,007	302,581	25,151	40,500	(11,650)	3,493	360,075

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	March 31, 2018 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(Expressed in thousands of U.S. dollars)

		Quarter ended
	March 31, 2018	April 1, 2017
	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net loss	(4,462)	(11,184)
Items not affecting cash:
Depreciation and amortization	8,141	8,180
Amortization of debt issuance costs	608	486
Deferred income taxes	(1,286)	(6,092)
Stock-based compensation	2,171	852
Unrealized loss on derivative commodity contracts (note 4)	1,521	38
Fair value of contingent consideration (note 9)	(2,416)	-
Impairment of long-lived assets (note 3)	339	3,723
Other	1	143
Changes in non-cash working capital (note 11)	2,889	23,335
Net cash flows from operations	7,506	19,481
Investing activities
Purchases of property, plant and equipment	(6,735)	(9,024)
Proceeds from sale of assets (note 3)	700	250
Other	-	110
Net cash flows from investing activities	(6,035)	(8,664)
Financing activities
Increase (decrease) under line of credit facilities (note 6)	309	(7,341)
Repayment of long-term debt (note 6)	(522)	(527)
Payment of cash dividends on Series A Preferred Stock	(1,700)	(1,591)
Proceeds from the exercise of stock options and employee share purchases	149	1,094
Other	(40)	(202)
Net cash flows from financing activities	(1,804)	(8,567)
Foreign exchange gain on cash held in a foreign currency	29	10

Increase (decrease) in cash and cash equivalents in the period	(304)	2,260

Cash and cash equivalents - beginning of the period	3,228	1,251

Cash and cash equivalents - end of the period	2,924	3,511

Non-cash financing activity
Accrued cash dividends on Series A Preferred Stock (note 7)	(1,700)	(1,700)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
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

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 29, 2018 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 30, 2017, except as described below under “Recent Accounting Pronouncements – Adoption of New Accounting Standards”. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2018 is a 52-week period ending on December 29, 2018, with quarterly periods ending on March 31, June 30 and September 29, 2018. Fiscal year 2017 was a 52-week period ending on December 30, 2017, with quarterly periods ending on April 1, July 1 and September 30, 2017.

Recent Accounting Pronouncements

Adoption of New Accounting Standard

As at December 31, 2017 (the first day of fiscal 2018), the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASC Topic 606”), which superseded all previous revenue recognition guidance under U.S. GAAP. Under this new standard, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.

The Company analyzed its significant customer contracts to determine the effects of ASC Topic 606. In particular, the Company assessed under the new guidance whether its contracts with customers to produce certain consumer-packaged goods would require the Company to recognize revenue over time versus at a point in time, based on whether the given product has an alternative use and whether there is an enforceable right to payment under the contract for product produced to date. Based on its assessment, the Company concluded that it does not satisfy the criteria to recognize revenue over time. Accordingly, the Company continues to recognize revenue at a point in time consistent with its previous policies and processes, which is typically when title and physical possession of the product has transferred to the customer. The Company also transacts with certain customers on a bill-and-hold basis, whereby the Company bills a customer for product to be delivered at a later date. Prior to the adoption of ASC Topic 606, the Company deferred the recognition of revenue related to these bill-and-hold arrangements, as the arrangements did not typically include a fixed delivery schedule. As this criterion is no longer a consideration under ASC Topic 606, these arrangements now qualify for revenue recognition at the point in time that the customer obtains control of the goods. With the exception of bill-and-hold arrangements, the adoption of ASC Topic 606 did not have a significant impact on the Company’s consolidated financial statements and revenue recognition practices, or its internal controls.

SUNOPTA INC.	10	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Company adopted ASC Topic 606 using the modified retrospective approach, which resulted in a cumulative-effect adjustment of $0.3 million to opening accumulated deficit as at December 31, 2017, related to the recognition of $4.8 million of bill-and-hold revenue deferred under previous U.S. GAAP. The change in the timing of the recognition of bill-and-hold revenue did not have a material impact on the Company’s consolidated statement of operations for the quarter ended March 31, 2018 or consolidated balance sheet as at March 31, 2018.

See note 2 for additional disclosures under ASC Topic 606.

Recently Issued Accounting Standards, Not Adopted as at March 31, 2018

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments”, which requires measurement and recognition of expected versus incurred credit losses for most financial assets. ASU 2016-13 is effective for interim and annual periods beginning after December 15, 2019. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, a comprehensive new standard that amends various aspects of existing accounting guidance for leases, including the recognition of a right of use asset and a lease liability for leases with a duration of greater than one year. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that this standard will have on its consolidated financial statements. The Company anticipates that upon adoption of ASU 2016-02, it will recognize significant additional right-to-use assets and corresponding lease liabilities on its balance sheet, related to existing operating leases.

2.	Revenue

The Company sources, processes and packages organic and natural food products, including organic raw commodities and value-added ingredients, specialty and organic grains and seeds, and consumer-ready beverage, frozen fruit and fruit snack products. The Company’s customers include retailers, foodservice operators, branded food companies and food manufacturers.

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which is upon the transfer of control of the contracted goods. Except for goods sold under bill-and-hold arrangements, control is transferred when title and physical possession of the product has transferred to the customer, which is at the point in time that product is shipped from the Company’s facilities or delivered to a specified destination, depending on the terms of the contract, and the Company has a present right to payment. Under bill-and-hold arrangements—whereby the Company bills a customer for product to be delivered at a later date—control typically transfers when the product is ready for physical transfer to the customer, and the Company has a present right to payment.

A performance obligation is a promise within a contract to transfer distinct goods to the customer. A contract with a customer may involve multiple products and/or multiple delivery dates, with the transfer of each product at each delivery date being considered a distinct performance obligation, as each of the Company’s products has standalone utility to the customer. In these cases, the contract’s transaction price is allocated to each performance obligation based on relative standalone selling prices, and recognized as revenue when each individual product is transferred to the customer. Other promises in the contract—for example, the promise to provide quality assurance testing to ensure the product meets specification and is fit for its intended use—are not separable from the promise to deliver goods and are therefore not considered distinct.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods. Consideration is typically determined based on a fixed unit price for the quantity of product transferred. Certain contracts may give rise to an element of variable consideration in the form of rebates or discounts. For contracts involving variable consideration, the Company estimates the transaction price based on the amount of consideration to which it expects to be entitled. These estimates are determined based on historical experience and the expected outcome of the variable consideration, and are updated as new information becomes available, including actual claims paid, which indicate an estimate is not indicative of the expected results. Changes to these estimates are recorded in the period the adjustment is identified. The Company does not typically grant customers a general right of return for goods transferred, but will generally accept returns of product for quality-related issues. The cost of satisfying this promise of quality is accounted for as an assurance-type warranty obligation rather than variable consideration. The Company’s contracts do not typically include any significant payment terms, as payment is normally due shortly after the time of transfer.

SUNOPTA INC.	11	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Within the Company’s Global Ingredients operating segment, arrangements with customers are in the form of written sales contracts, specifying the quantity and timing of goods to be delivered. The duration of these sales contracts is typically one year or less based on crop-year cycles, and may involve multiple delivery dates over the course of the contract. The Company has elected not to disclose the value of remaining performance obligations for contracts with an original duration of one year or less. Some contracts may extend beyond one year; however, for these contracts, the Company expects to satisfy substantially all of the remaining performance obligations within the next 12 months. For contracts involving the delivery of raw commodities or organic ingredients, the Company evaluated whether it is acting as the principal (whereby revenues are reported on a gross basis) or agent (whereby revenues are reported on a net basis). The Company determined that for these contracts it is the principal, since the Company is primarily responsible for fulfilling the promise to deliver the goods to customers. That is, the Company controls access to the goods through purchase commitments with selected suppliers, and bears responsibility and potential financial risk for quality-related issues related to the delivered product. In addition, the Company has discretion in establishing prices for the product.

Within the Company’s Consumer Products operating segment, contracts are typically represented by short-term, binding purchase orders from customers, identifying the quantity and pricing for products to be transferred. Customer orders may be issued under long-term master supply arrangements. On their own, these master supply arrangements are typically not considered contracts for purposes of revenue recognition, as they do not create enforceable rights and obligations regarding the quantity, pricing or timing of goods to be transferred (for example, by imposing minimum purchase obligations on the part of the customer). Certain master supply arrangements provide for the transfer of product on a bill-and-hold basis at the specific request of the customer. Goods are produced under these bill-and-hold arrangements to meet individual customer specifications, and, therefore, are identifiable as belonging to the customer and cannot be directed to another customer.

The timing of the Company’s revenue recognition, customer billings and cash collections, does not result in significant unbilled receivables (contract assets) or customer advances (contract liabilities) on the consolidated balance sheet. Contract costs, such as sales commissions, are generally expensed as incurred given the short-term nature of the associated contracts.

The following table presents a disaggregation of the Company’s revenues based on categories used by the Company to evaluate sales performance:

		Quarter ended
	March 31,	April 1,
	2018	2017
	$	$
Global Ingredients
Internationally-sourced organic ingredients	102,267	84,641
North American-sourced grains and seeds	34,064	42,001
Total Global Ingredients	136,331	126,642

Consumer Products
Beverage products(1)	85,250	81,242
Frozen fruit products(2)	77,471	98,330
Snack products(3)	13,600	23,817
Total Consumer Products	176,321	203,389
Total revenues	312,652	330,031
(1)	Includes aseptically-packaged products including non-dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters.
(2)	Includes individually quick frozen (“IQF”) fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use.
(3)	Includes fruit snack offerings, as well as flexible resealable pouch and nutrition bar products, which were exited in 2017 (see note 3).

SUNOPTA INC.	12	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

3.	Value Creation Plan

Overview

On October 7, 2016, the Company entered into a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”). On October 7, 2016, Oaktree invested $85.0 million through the purchase of cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of the Company’s wholly-owned subsidiary, SunOpta Foods Inc. (“SunOpta Foods”) (see note 7). Following the strategic partnership, with the assistance of Oaktree, the Company conducted a thorough review of its operations, management and governance, with the objective of maximizing the Company’s ability to deliver long-term value to its shareholders. As a product of this review, the Company developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Company engaged third-party management consulting firms to support the design and implementation of the Value Creation Plan.

In 2016, measures taken under the Value Creation Plan included the closure of the Company’s San Bernardino, California, juice facility and the Company’s soy extraction facility in Heuvelton, New York.

In 2017, further measures taken under the Value Creation Plan included the exits from flexible resealable pouch and nutrition bar product lines and operations (see below), as well as the consolidation of grain operations and related closure of a grain-handling facility in Moorhead, Minnesota, and the consolidation of roasted snack operations and related planned closure of the Company’s Wahpeton, North Dakota, roasting facility. In addition, the Company made organizational changes within its management and executive teams, along with new leadership to many corporate, commercial and operational functions. The Company also added new employees in the areas of quality, sales, marketing, operations and engineering, and made capital investments at several of its manufacturing facilities to enhance food safety and production efficiencies.

Flexible Resealable Pouch and Nutrition Bar Product Lines and Operations

As the flexible resealable pouch and nutrition bar product lines and operations do not qualify for presentation as discontinued operations, operating results from these activities were reported in continuing operations on the consolidated statements of operations for the current and comparative period. Revenues from sales of these product lines were $2.6 million and $15.4 million for the quarters ended March 31, 2018 and April 1, 2017, respectively. Revenues reported from these operations for the quarter ended March 31, 2018, related to the delivery of remaining inventories to customers under existing contracts at the time of exit. Losses before income taxes from these operations were $1.3 million and $2.0 million for the quarters ended March 31, 2018 and April 1, 2017, respectively. For the quarter ended March 31, 2018, the loss before income taxes from these operations included the recognition of the remaining lease obligation of $1.3 million related to the vacated nutrition bar processing facility. These operations are included in the Consumer Products operating segment.

SUNOPTA INC.	13	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Costs Incurred Under the Value Creation Plan

The following table summarizes costs incurred under the Value Creation Plan for the quarters ended March 31, 2018 and April 1, 2017:

	(a)	(b)	(c)
		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
March 31, 2018
Balance payable (receivable), December 30, 2017(1)	(700)	4,427	-	3,727
Costs incurred and charged to expense	1,650	435	110	2,195
Cash receipts (payments), net	700	(2,883)	(110)	(2,293)
Non-cash adjustments	(339)	-	-	(339)
Balance payable, March 31, 2018(1)	1,311	1,979	-	3,290
April 1, 2017
Balance payable, December 31, 2016	-	1,803	1,657	3,460
Costs incurred and charged to expense	4,095	3,478	9,710	17,283
Cash payments	(3,581)	(2,578)	(1,774)	(7,933)
Non-cash adjustments	(714)	276	-	(438)
Balance payable (receivable), April 1, 2017	(200)	2,979	9,593	12,372

(1)	Balance payable was included in accounts payable and accrued liabilities and balance receivable was included in accounts receivable on the consolidated balance sheet.

(a)	Asset impairments and facility closure costs

For the quarter ended March 31, 2018, costs incurred included the remaining lease obligation related to the vacated nutrition bar processing facility, and an additional impairment loss related to the Wahpeton roasting facility. Net cash receipts included proceeds on the sale of nutrition bar equipment. Balance payable as at March 31, 2018, represents the remaining nutrition bar facility lease obligation, which extends until December 2020. The Company is pursuing potential parties interested in assuming the facility lease.

For the quarter ended April 1, 2017, cost incurred included the early buyout of the San Bernardino equipment leases, as well as closure costs related to the San Bernardino facility prior to its disposal to the landlord. In exchange for the San Bernardino assets, the facility landlord released the Company from its remaining property lease obligation and paid proceeds of $0.2 million in December 2017.

(b)	Employee recruitment, retention and termination costs

Represents third-party recruiting fees incurred to identify and retain new employees; reimbursement of relocation costs for new employees; retention and signing bonuses accrued for certain existing and new employees; and severance benefits, net of forfeitures of stock-based awards, and legal costs related to employee terminations. Retention bonuses were paid out in the first quarter of 2018 to employees who remained employed by the Company through December 31, 2017, or other specified dates. Certain employees were entitled to pro-rata payouts of their retention bonuses if their employment terminated earlier than their retention payment date.

SUNOPTA INC.	14	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(c)	Consulting fees and temporary labor costs

Represents the cost for third-party consultants and temporary labor engaged to support the design and implementation of the Value Creation Plan. These efforts were substantially completed during fiscal 2017.

The following table summarizes costs incurred since the inception of the Value Creation Plan to March 31, 2018:

		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Costs incurred and charged to expense	34,938	14,816	20,679	70,433
Cash payments, net	(10,046)	(13,260)	(20,679)	(43,985)
Non-cash adjustments	(23,581)	423	-	(23,158)
Balance payable, March 31, 2018	1,311	1,979	-	3,290

For the quarters ended March 31, 2018 and April 1, 2017, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

		Quarter ended
	March 31,
	2018	April 1, 2017
	$	$
Cost of goods sold(1)	100	372
Selling, general and administrative expenses(2)	313	11,438
Other expense(3)	1,782	5,473
	2,195	17,283

(1)	Facility closure costs, including inventory write-downs, recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)	Consulting fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.
(3)

For the quarter ended March 31, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $0.3 million (April 1, 2017 – $nil); Consumer Products operating segment - $1.3 million (April 1, 2017 – $4.7 million); and Corporate Services - $0.1 million (April 1, 2017 – $0.8 million).

SUNOPTA INC.	15	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

4.	Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 30, 2017:

				March 31, 2018
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Current asset	202	-	202	-
Long-term asset	45	-	45	-
Current liability	(1,266)	(56)	(1,210)	-
Long-term liability	(8)	-	(8)	-
Inventories carried at market(2)	4,368	-	4,368	-
Forward foreign currency contracts(3)
Not designated as hedging instruments	(710)	-	(710)	-
Designated as hedging instruments	575	-	575	-
Contingent consideration(4)	(8,904)	-	-	(8,904)
Embedded derivative	2,690	-	-	2,690

			December 30, 2017
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Current asset	738	-	738	-
Current liability	(240)	(35)	(205)	-
Long-term liability	(4)	-	(4)	-
Inventories carried at market(2)	3,838	-	3,838	-
Forward foreign currency contracts(3)
Not designated as hedging instruments	(1,060)	-	(1,060)	-
Designated as hedging instruments	(435)	-	(435)	-
Contingent consideration(4)	(11,320)	-	-	(11,320)
Embedded derivative	2,690	-	-	2,690

(1)	Commodity futures and forward contracts

Represents exchange-traded commodity futures and forward commodity purchase and sale contracts. Exchange-traded futures are fair valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Fair value for forward commodity purchase and sale contracts is estimated based on exchange-quoted prices adjusted for differences in local markets. Local market adjustments use observable inputs or market transactions for similar assets or liabilities, and, as a result, are classified as level 2. Based on historical experience with the Company’s suppliers and customers, the Company’s own credit risk, and the Company’s knowledge of current market conditions, the Company does not view non-performance risk to be a significant input to fair value for the majority of its forward commodity purchase and sale contracts.

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These contracts are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these contracts are included in cost of goods sold on the consolidated statement of operations. For the quarter ended March 31, 2018, the Company recognized a loss of $1.5 million (April 1, 2017 – loss of $0.0 million) related to changes in the fair value of these contracts. Unrealized gains on short-term contracts are included in other current assets; and unrealized losses on short-term and long-term contracts are included in other current liabilities and long-term liabilities, respectively, on the consolidated balance sheets.

SUNOPTA INC.	16	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at March 31, 2018, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	799	393
Forward commodity sale contracts	(326)	(899)
Commodity futures contracts	(750)	210

In addition, as at March 31, 2018, the Company had net open forward contracts to sell 716 lots (December 30, 2017 – 299 lots sold) of cocoa.

(2)	Inventories carried at market

The fair value of grain inventories carried at market is determined using quoted market prices from the Chicago Board of Trade (“CBoT”), as adjusted for differences in local markets, and broker or dealer quotes. As at March 31, 2018, the Company had 235,992 bushels of commodity corn and 292,019 bushels of commodity soybeans included in inventories carried at market. The fair value of these inventories is included in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on these inventories are included in cost of goods sold on the consolidated statements of operations. Inventories carried at market are included in inventories on the consolidated balance sheets.

(3)	Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are included in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. Certain of these forward foreign exchange contracts may be designated as cash flow hedges for accounting purposes, while other of these contracts represent economic hedges that are not designated as hedging instruments.

(i)	Not designated as hedging instruments

As at March 31, 2018, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €12.8 million ($15.2 million), and to sell British pounds to buy euros with a notional value of £0.4 million (€0.4 million). As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of these contracts are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended March 31, 2018, the Company recognized a gain of $0.4 million (April 1, 2017 – loss of $0.9 million) related to changes in the fair value of these contracts. Unrealized gains and losses on these contracts are included in accounts receivable and accounts payable, respectively, on the consolidated balance sheets.

SUNOPTA INC.	17	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(ii)	Designated as hedging instruments

As at March 31, 2018, the Company had net open forward foreign exchange contracts to sell U.S. dollars to buy Mexican pesos with a notional value of $11.1 million (M$214.5 million). These contracts were entered into as part of a hedging program to manage the variability of cash flows associated with a portion of forecasted purchases of raw fruit inventories denominated in Mexican pesos. As these contracts have been designated as hedging instruments, the effective portion of the gains and losses on changes in the fair value of these contracts is included in other comprehensive earnings and reclassified to cost of goods sold in the same period the hedged transaction affects earnings, which is upon the sale of the inventories. For the quarter ended March 31, 2018, the Company recognized a net unrealized gain in other comprehensive earnings of $0.8 million (April 1, 2017 – gain of $1.8 million) related to changes in the fair value of open contracts, and for the quarter ended March 31, 2018, the Company reclassified $0.2 million of realized losses on closed contracts from other comprehensive earnings to cost of goods sold. The Company expects to reclassify the $0.6 million amount of the unrealized losses recorded in accumulated other comprehensive loss as at March 31, 2018, to earnings over the next five months. Unrealized gains and losses on these contracts are included in other current assets and other current liabilities, respectively, on the consolidated balance sheets.

(4)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to calculate the present value of those cash flows. The table below presents a reconciliation of contingent consideration obligations for the quarter ended March 31, 2018 and April 1, 2017. These obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.

		Quarter ended
	March 31,	April 1,
	2018	2017
	$	$
Balance, beginning of period	(11,320)	(15,279)
Fair value adjustments(1)	2,416	(120)
Payments	-	269
Balance, end of period	(8,904)	(15,130)

(1)

For the quarter ended March 31, 2018, included an adjustment of $2.5 million to reduce the contingent consideration that may be payable in 2019 under an earn-out arrangement with the former unitholders of Citrusource, LLC (acquired by the Company in March 2015) based on the projected results for the business in fiscal 2018. In addition, for all periods presented, reflected the accretion for the time value of money. (See note 9.)

5.	Inventories

	March 31,	December 30,
	2018	2017
	$	$
Raw materials and work-in-process	257,407	262,527
Finished goods	74,191	92,489
Company-owned grain	10,738	9,937
Inventory reserves	(7,855)	(9,975)
	334,481	354,978

SUNOPTA INC.	18	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

6.	Bank Indebtedness and Long-Term Debt

	March 31,	December 30,
	2018	2017
	$	$
Bank indebtedness:
Global Credit Facility(1)	233,586	230,502
Bulgarian credit facility	3,051	3,588
	236,637	234,090

Long-term debt:
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $7,417 (December 30, 2017 - $7,716)(2)	216,081	215,782
Asset-backed term loan	3,577	3,600
Capital lease obligations	5,102	5,651
Other	3,000	3,000
	227,760	228,033
Less: current portion	2,190	2,228
	225,570	225,805

(1)	Global Credit Facility

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

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR, and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at March 31, 2018, the weighted-average interest rate on the facilities was 3.93% .

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

SUNOPTA INC.	19	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
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

(2)	Senior Secured Second Lien Notes

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the “Notes”). As at March 31, 2018, the outstanding principal amount of the Notes was $223.5 million, following the principal repayment of $7.5 million in October 2017. Debt issuance costs are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum, commencing on April 15, 2017. The Notes will mature on October 9, 2022. Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

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

As at March 31, 2018, the estimated fair value of the outstanding Notes was approximately $240 million, based on quoted prices of recent over-the-counter transactions (Level 2).

SUNOPTA INC.	20	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

7.	Series A Preferred Stock

On October 7, 2016 (the “Closing Date”), the Company and SunOpta Foods entered into a subscription agreement (the “Subscription Agreement”) with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the “Investors”). Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Preferred Stock to the Investors for consideration in the amount of $85.0 million. In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Preferred Stock. At any time on or after the fifth anniversary of the Closing Date, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time. The carrying value of the Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to retained earnings/accumulated deficit over the period preceding the fifth anniversary of the Closing Date, which accretion amounted to $0.3 million and $0.2 million for the quarters ended March 31, 2018 and April 1, 2017, respectively.

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

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% prior to October 5, 2025 and 12.5% thereafter, in each case of the liquidation preference (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. For the quarters ended March 31, 2018 and April 1, 2017, the Company paid cash dividends on the Preferred Stock of $1.7 million, and, as at March 31, 2018, the Company had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the “Exchange Price” and such quotient, the “Exchange Rate”). As at March 31, 2018, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on the Closing Date remain outstanding, or (ii) on or after the third anniversary of the Closing Date, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price.

In connection with the Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 (the “Special Voting Shares”) to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. As at March 31, 2018, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.5% voting interest in the Company. The Special Voting Shares are not transferable and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the “Board”) and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on the Closing Date, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company, and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

SUNOPTA INC.	21	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

8.	Accumulated Other Comprehensive Loss

Net unrealized gains/(losses) recorded in accumulated other comprehensive loss were as follows:

	March 31,	December 30,
	2018	2017
	$	$
Currency translation adjustment	(5,627)	(6,963)
Cash flow hedges, net of income taxes	402	(305)
	(5,225)	(7,268)

9.	Other Expense (Income), Net

The components of other expense (income) were as follows:

		Quarter ended
	March 31,	April 1,
	2018	2017
	$	$
Increase (decrease) in fair value of contingent consideration (see note 4(4))	(2,416)	120
Impairment of long-lived assets and lease obligation costs(1)	1,550	3,723
Product withdrawal and recall costs(2)	323	279
Employee termination costs(3)	232	1,750
Other	(91)	(429)
	(402)	5,443

(1)	Impairment of long-lived assets and lease obligation costs

For the quarter ended March 31, 2018, included the remaining lease obligation related to the vacated nutrition bar processing facility, and an additional impairment loss related to an agreement to sell the Wahpeton roasting facility.

For the quarter ended April 1, 2017, represented the loss on the disposal of the San Bernardino assets, including the cost of the early buyout of the equipment leases.

SUNOPTA INC.	22	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)	Product withdrawal and recall costs

For the quarters ended March 31, 2018 and April 1, 2017, represented product withdrawal and recall costs that were not eligible for reimbursement under the Company’s insurance policies, including certain costs related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company during the second quarter of 2016.

(3)	Employee termination costs

For the quarters ended March 31, 2018 and April 1, 2017, represented severance benefits, net of forfeitures of stock-based awards, and legal costs incurred in connection with the Value Creation Plan (see note 3).

SUNOPTA INC.	23	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

10.	Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	Quarter ended
	March 31,	April 1,
	2018	2017
Numerator for basic loss per share:
Loss attributable to SunOpta Inc.	$(4,363)	$(11,398)
Less: dividends and accretion on Series A Preferred Stock	(1,967)	(1,940)
Loss attributable to common shareholders	$(6,330)	$(13,338)

Denominator for basic loss per share:
Basic weighted-average number of shares outstanding	86,810	85,929

Basic loss per share	$(0.07)	$(0.16)

Numerator for diluted loss per share:
Loss attributable to SunOpta Inc.	$(4,363)	$(11,398)
Less: dividends and accretion on Series A Preferred Stock(1)	(1,967)	(1,940)
Loss attributable to common shareholders	$(6,330)	$(13,338)

Denominator for diluted loss per share:
Basic weighted-average number of shares outstanding	86,810	85,929
Dilutive effect of the following:
Series A Preferred Stock(1)	-	-
Stock options and restricted stock units(2)	-	-
Diluted weighted-average number of shares outstanding	86,810	85,929

Diluted loss per share	$(0.07)	$(0.16)

(1)

For the quarters ended March 31, 2018, it was more dilutive to assume the Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 11,333,333 Common Shares issuable on an if-converted basis.

(2)

For the quarters ended March 31, 2018 and April 1, 2017, stock options and restricted stock units to purchase or receive 657,946 and 84,659 Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti- dilutive effect of reducing the loss per share. In addition, for the quarters ended March 31, 2018 and April 1, 2017, options to purchase 1,984,184 and 1,362,347 Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price.

SUNOPTA INC.	24	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11.	Supplemental Cash Flow Information

		Quarter ended
	March 31,	April 1,
	2018	2017
	$	$
Changes in non-cash working capital:
Accounts receivable	(12,359)	(11,127)
Inventories	18,302	26,358
Income tax recoverable/payable	3,341	(1,460)
Prepaid expenses and other current assets	(5,376)	(4,733)
Accounts payable and accrued liabilities	381	12,410
Customer and other deposits	(1,400)	1,887
	2,889	23,335

12.	Commitments and Contingencies

Employment Matter

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (“Sunrise”) (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes approximately 10,000 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties attended mediation on October 12, 2017, and reached a general agreement to resolve the matter on a class-wide basis. After negotiating the remaining details of the settlement, the parties sought preliminary approval of the settlement from the court in April 2018, and are awaiting the court order. The Company expects to recover the full amount payable under the settlement through insurance coverage and an escrow account established in connection with the Company's acquisition of Sunrise.

Product Recall

On November 20, 2017, Treehouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois titled Treehouse Foods, Inc. et al. v. SunOpta Grains and Food, Inc. The Company was served with the Summons and Complaint on January 24, 2018, and the plaintiffs filed an Amended Complaint on April 23, 2018. The plaintiffs allege economic damages resulting from the Company’s 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for Listeria monocytogenes contamination. The case includes claims for breach of express and implied warranty, negligence, strict liability, and indemnity seeking $16.2 million in damages. There are no allegations of personal injury. The Company intends to vigorously defend itself against these claims. The Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

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

SUNOPTA INC.	25	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

13.	Segmented Information

The composition of the Company’s reportable segments is as follows:

•

Global Ingredients aggregates the Company’s North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of organic commodities and value-added ingredients, and specialty and organic grains and seeds.

•

Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptically-packaged products including non-dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks is focused on fruit snack offerings, and included flexible resealable pouch and nutrition bar product lines, which were exited in 2017.

Effective the first quarter of 2018, the Company transferred certain of its specialty ingredient operations from the Raw Material Sourcing and Supply operating segment to the Healthy Beverages platform of the Consumer Products operating segment. This realignment reflects a change in commercial responsibilities for these operations, and resulting changes in reporting and accountability to the Company’s Chief Executive Officer. These operations produce liquid bases, including for the Company’s non-dairy aseptic beverage operations, as well as spray-dried ingredients. Revenues and gross profit related to these operations were $3.4 million and $0.6 million, respectively, for the quarter ended March 31, 2018, compared with $3.6 million and $0.6 million, respectively, for the quarter ended April 1, 2017. The segment information presented below for the quarter ended April 1, 2017 has been restated to reflect this realignment.

In addition, Corporate Services provides a variety of management, financial, information technology, treasury and administration services to each of the Company’s operating segments from the Company’s headquarters in Mississauga, Ontario and administrative office in Edina, Minnesota.

When reviewing the operating results of the Company’s operating segments, management uses segment revenues from external customers and segment operating income/loss to assess performance and allocate resources. Segment operating income/loss excludes other income/expense items. In addition, interest expense and income taxes are not allocated to the operating segments.

			Quarter ended March 31, 2018
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	136,331	176,321	312,652
Segment operating income	3,102	3,316	6,418
Corporate Services			(4,755)
Other income, net (see note 9)			402
Interest expense, net			(8,220)
Loss before income taxes			(6,155)

SUNOPTA INC.	26	March 31, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 31, 2018 and April 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

			Quarter ended April 1, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	126,642	203,389	330,031
Segment operating income	4,201	6,498	10,699
Corporate Services			(13,655)
Other expense, net (see note 9)			(5,443)
Interest expense, net			(7,754)
Loss before income taxes			(16,153)

SUNOPTA INC.	27	March 31, 2018 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended March 31, 2018 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 9, 2018.

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

Forward-looking statements contained in this commentary are based on our current estimates, expectations and projections, which we believe are reasonable as of the date of this report. Forward-looking statements are not guarantees of future performance or events. You should not place undue importance on forward-looking statements and should not rely upon this information as of any other date. Other than as required under securities laws, we do not undertake to update any forward-looking information at any particular time.

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

Overview

SunOpta is a global company focused on sourcing organic and non-genetically modified (“non-GMO”) ingredients, and manufacturing healthy food and beverage products. Our global sourcing platform makes us one of the leading suppliers of organic and non-GMO raw materials and ingredients in the food industry. Our consumer products portfolio utilizes internally and externally sourced raw materials and ingredients to manufacture healthy food and beverage products for supply to retail, foodservice and branded food customers. We operate our business in the following reportable segments:

•

Global Ingredients aggregates our North American-based Raw Material Sourcing and Supply and European-based International Sourcing and Supply operating segments focused on the procurement and sale of organic commodities and value-added ingredients, and specialty and organic grains and seeds.

•

Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptically-packaged products including non-dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes individually quick frozen (“IQF”) fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks is focused on fruit snack offerings, and included flexible resealable pouch and nutrition bar product lines, which were exited in 2017.

SUNOPTA INC.	28	March 31, 2018 10-Q

Effective the first quarter of 2018, we transferred certain of our specialty ingredient operations from the Raw Material Sourcing and Supply operating segment to the Healthy Beverages platform of the Consumer Products operating segment. This realignment reflects a change in commercial responsibilities for these operations, and resulting changes in reporting and accountability to our Chief Executive Officer. These operations produce liquid bases, including for our non-dairy aseptic beverage operations, as well as spray-dried ingredients. The segment information presented in this MD&A for the comparative period has been restated to reflect this realignment.

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2018 is a 52-week period ending on December 29, 2018, with quarterly periods ending on March 31, June 30 and September 29, 2018. Fiscal year 2017 was a 52-week period ending on December 30, 2017, with quarterly periods ending on April 1, July 1 and September 30, 2017.

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

We are targeting implementation of $30 million of productivity-driven annualized enhancements to adjusted EBITDA in the first phase of the plan, to be implemented over 2017 and 2018. For 2017, these adjusted EBITDA benefits were offset by expenses associated with the Value Creation Plan, including structural investments made in the areas of quality, sales, marketing, operations and engineering resources, as well as non-structural third-party consulting support, severance and recruiting costs. The Value Creation Plan also calls for increased investment in capital upgrades at several manufacturing facilities to enhance food safety and manufacturing efficiencies. Over time, these investments are expected to yield additional improvement in adjusted EBITDA beyond the $30 million of initial productivity-driven savings. During the first quarter of 2018, we continued to make progress against each of the four pillars of the Value Creation Plan, and we believe we are on track to achieve targeted productivity enhancements, while continuing to make the necessary structural investments we believe will accelerate growth and drive long-term value. Since the initiation of the Value Creation Plan, we have implemented actions that are expected to yield approximately $20 million of annualized adjusted EBITDA benefits.

Recent progress on each of the four pillars of the Value Creation Plan is highlighted below.

Portfolio Optimization

The focus of the portfolio optimization pillar is to simplify the business, investing where structural advantages exist, while exiting businesses or product lines where we are not effectively positioned. Recent highlights include:

•

Initiated plans to expand aseptic processing and packaging capacity and capabilities at our Allentown, Pennsylvania, beverage facility, based on current growth trends and recent business wins in both the non-dairy and broth categories. This expansion is expected to cost approximately $22 million and come online in mid-2019. The investment is designed to add enhanced mixing and processing capabilities which will enable us to bring additional innovation to the growing plant-based beverage market. In addition, we will be adding increased processing and filling capacity, which is expected to provide increased flexibility and cost advantages across our national network of aseptic plants, while creating needed capacity to continue to grow with organic and conventional broth offerings.

SUNOPTA INC.	29	March 31, 2018 10-Q

•

Completed the expansion project at our Mexican frozen fruit facility, which is expected to drive incremental cost savings, in addition to enhanced profitability from the addition of retail bagging capabilities while continuing to ensure high quality and customer service. The increased freezing and storage capacity also enables further diversification of the fruit varieties sourced from Mexico, which is expected to provide long-term cost advantages.

•

Began commercial production on the second roasting and processing line at our organic cocoa facility in Holland. In support of increased demand and future growth opportunities in cocoa, this expansion approximately doubles processing capacity in addition to adding new capabilities.

•	Continued commissioning efforts on a new oil processing line at our Bulgarian sunflower facility, which is expected to drive incremental margins through growth and production efficiency.

•

Completed the installation of new roasting equipment at our Crookston, Minnesota, facility, and began commissioning activities in April 2018. The new equipment is expected to come on line in the third quarter of 2018, and will support further growth of a variety of roasted grains and seeds.

Operational Excellence

The focus of the operational excellence pillar is to ensure food quality and safety, coupled with improved operational performance and efficiency. We expect these efforts to generate productivity improvements and cost savings in manufacturing, procurement and logistics. Recent highlights include:

•

Continued advancement of food safety and quality efforts across the entire manufacturing footprint. Recent third-party audits of several beverage, snacks, and roasting facilities resulted in high scores and is evidence of our progress in this area.

•	Invested considerable time and resources into pack plan readiness initiatives across our frozen fruit facilities in California and Mexico, in preparation for the 2018 strawberry harvest.

•	Continued to identify productivity opportunities through the “SunOpta 360” continuous improvement initiative in the areas of manufacturing, purchasing and supply chain management.

Go-To-Market Effectiveness

The focus of the go-to-market effectiveness pillar is to optimize customer and product mix in existing sales channels, and identify and penetrate new high-potential sales channels. We expect efforts under this pillar to improve revenue growth and profitability over time. Recent highlights include:

•	Continued growth of the pipeline of commercial opportunities across the beverage, fruit and snack categories, with new retail and food service opportunities in fruit and roasted snacks.

•

Recent sales wins in key categories including everyday broth items with large mass and traditional retailers, non- dairy beverage with a large food distributor, and expanded geographic sales for private label juice.

•	Continued penetration into broadline food service with fruit and beverage offerings that utilize innovative and proprietary formulas packaged in control labels.

•

Recent retention of a retail frozen fruit account that was being re-bid plus a 14% increase in distribution, and multi- year supply agreement with a large foodservice operator for aseptic beverage products.

Process Sustainability

The focus of the process sustainability pillar is to ensure we have the infrastructure, systems and skills to sustain the business improvements and value captured from the Value Creation Plan. Broadening the skillset and experience of SunOpta’s leadership team is a critical component to the process sustainability pillar of the Value Creation Plan. Recent highlights include:

SUNOPTA INC.	30	March 31, 2018 10-Q

•	Enhanced employee health and safety processes and scorecard resulting in a reduction in recordable incidents year- to-date in 2018 compared to 2017.

•

Advanced sales and operations planning processes and tools in the fruit platform, which is enhancing readiness for the upcoming fruit season and positioning the platform to improve customer service metrics.

•	Completed the enterprise resource planning implementation project at the Mexican frozen fruit facility.

•	Consolidated transactional and other support functions of the Healthy Fruit platform into the North American shared services.

The statements we make in this MD&A about the expected results of the Value Creation Plan, including the timing for completion of measures undertaken, expected improvements in earnings, adjusted EBITDA, working capital efficiencies, expected cash flows, and expected costs, are forward-looking statements. See “Forward-Looking Statements” above. Adjusted EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations. See footnote (3) to the “Consolidated Results of Operations for the Quarters Ended March 31, 2018 and April 1, 2017” table below for a discussion on the use of this non-GAAP measure and for a reconciliation of adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

Costs incurred to-date in connection with portfolio optimization measures taken under the Value Creation Plan included impairment charges and facility closure costs primarily related to the closure of certain of our processing facilities and rationalization of our product portfolio, including the exits from flexible resealable pouch and nutrition bar product lines and operations in the fourth quarter of 2017, and consolidation of our roasted snack operations. In addition, we incurred employee recruitment, relocation, retention and severance costs related to exit activities and organizational changes within management and executive teams, and recruiting efforts in the areas of quality, sales, marketing, operations and engineering. We also incurred third-party legal advisory, consulting and temporary labor costs in support of the Value Creation Plan.

Costs incurred and charged to expense in the first quarters of 2018 and 2017, were recorded in the consolidated statement of operations as follows:

		Quarter ended
	March 31,	April 1,
	2018	2017
	$	$
Cost of goods sold(1)	100	372
Selling, general and administrative expenses(2)	313	11,438
Other expense(3)	1,782	5,473
	2,195	17,283
(1)	Facility closure costs, including inventory write-downs, recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)	Consulting fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.
(3)

For the quarter ended March 31, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $0.3 million (April 1, 2017 – $nil); Consumer Products operating segment - $1.3 million (April 1, 2017 – $4.7 million); and Corporate Services - $0.1 million (April 1, 2017 – $0.8 million).

We do not expect to incur significant additional direct costs related to the Value Creation Plan beyond the first quarter of 2018. Our expectation for additional costs related to the Value Creation Plan does not include costs that could arise from future actions the may be initiated under the plan.

For more information regarding the Value Creation Plan, see note 3 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	31	March 31, 2018 10-Q

Consolidated Results of Operations for the Quarters Ended March 31, 2018 and April 1, 2017

	March 31,	April 1,
For the quarter ended	2018	2017	Change	Change
	$	$	$	%
Revenues
Global Ingredients	136,331	126,642	9,689	7.7%
Consumer Products	176,321	203,389	(27,068)	-13.3%
Total revenues	312,652	330,031	(17,379)	-5.3%

Gross profit
Global Ingredients	14,635	15,096	(461)	-3.1%
Consumer Products	19,049	23,603	(4,554)	-19.3%
Total gross profit	33,684	38,699	(5,015)	-13.0%

Segment operating income (loss)(1)
Global Ingredients	3,102	4,201	(1,099)	-26.2%
Consumer Products	3,316	6,498	(3,182)	-49.0%
Corporate Services	(4,755)	(13,655)	8,900	65.2%
Total segment operating income (loss)	1,663	(2,956)	4,619	156.3%

Other expense (income), net	(402)	5,443	(5,845)	-107.4%

Earnings (loss) before the following	2,065	(8,399)	10,464	124.6%
Interest expense, net	8,220	7,754	466	6.0%
Recovery of income taxes	(1,693)	(4,969)	3,276	65.9%
Net loss(2),(3)	(4,462)	(11,184)	6,722	60.1%
Earnings (loss) attributable to non-controlling interests	(99)	214	(313)	-146.3%
Loss attributable to SunOpta Inc.	(4,363)	(11,398)	7,035	61.7%
Dividends and accretion on Series A Preferred Stock	(1,967)	(1,940)	(27)	-1.4%

Loss attributable to common shareholders(4)	(6,330)	(13,338)	7,008	52.5%

(1)

When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items and goodwill impairments determined in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). This measure is the basis on which management, including the Chief Executive Officer, assesses the underlying performance of our operating segments.

We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our operating performance. However, the non-GAAP measure of operating income should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income/loss to earnings/loss before the following, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
March 31, 2018
Segment operating income (loss)	3,102	3,316	(4,755)	1,663
Other income (expense), net	(615)	1,143	(126)	402
Earnings (loss) before the following	2,487	4,459	(4,881)	2,065

April 1, 2017
Segment operating income (loss)	4,201	6,498	(13,655)	(2,956)
Other expense, net	(111)	(4,480)	(852)	(5,443)
Earnings (loss) before the following	4,090	2,018	(14,507)	(8,399)

SUNOPTA INC.	32	March 31, 2018 10-Q

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

(2)

When assessing our financial performance, we use an internal measure of earnings attributable to common shareholders determined in accordance with U.S. GAAP that excludes specific items recognized in other income/expense, impairment losses on goodwill and long-lived assets, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances an analysis of our financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations.

The following table presents a reconciliation of adjusted earnings/loss from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, in recognition of our exit from flexible resealable pouch and nutrition bar product lines and operations (as described above under “Value Creation Plan”), we have prepared this table in a columnar format to present the effect of these operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

	Excluding flexible		Flexible
	resealable pouch		resealable pouch
	and nutrition bar		and nutrition bar			Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the quarter ended	$	$	$	$	$	$
March 31, 2018
Net loss	(3,478)		(984)		(4,462)
Less: loss attributable to non-controlling interests	99		-		99
Less: dividends and accretion of Series A Preferred Stock	(1,967)		-		(1,967)
Loss attributable to common shareholders	(5,346)	(0.06)	(984)	(0.01)	(6,330)	(0.07)

Adjusted for:
Fair value adjustment on contingent consideration(a)	(2,500)		-		(2,500)
Costs related to the Value Creation Plan(b)	984		1,211		2,195
Product withdrawal and recall costs(c)	323		-		323
Other(d)	(7)		-		(7)
Net income tax effect(e)	221		(315)		(94)
Adjusted loss	(6,325)	(0.07)	(88)	-	(6,413)	(0.07)

April 1, 2017
Net loss	(9,970)		(1,214)		(11,184)
Add: earnings attributable to non-controlling interests	(214)		-		(214)
Less: dividends and accretion of Series A Preferred Stock	(1,940)		-		(1,940)
Loss attributable to common shareholders	(12,124)	(0.14)	(1,214)	(0.01)	(13,338)	(0.16)

Adjusted for:
Costs related to the Value Creation Plan(f)	17,283		-		17,283
Product withdrawal and recall costs(g)	1,008		-		1,008
Other(d)	(309)		-		(309)
Net income tax effect(e)	(5,532)		-		(5,532)
Adjusted earnings (loss)	326	-	(1,214)	(0.01)	(888)	(0.01)

(a)

Reflects a fair value adjustment of $2.5 million to reduce the expected contingent consideration that may be payable in 2019 under an earn- out arrangement with the former unitholders of Citrusource LLC (“Citrusource”) (which we acquired in March 2015), based on the projected results for the business in fiscal 2018, which was recorded in other income.

(b)

Reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; and consulting fees, and employee recruitment and relocation costs of $0.3 million recorded in selling, general and administrative (“SG&A”) expenses; and asset impairment, lease obligation and employee termination costs of $1.8 million recorded in other expense (as described above under “Value Creation Plan”).

(c)	Reflects product withdrawal and recall costs not eligible for reimbursement under our insurance policies, which were recorded in other expense.
(d)	Other included the accretion of contingent consideration obligations and gain/loss on the sale of assets, which were recorded in other expense/income.
(e)

Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 26% for the quarter ended March 31, 2018 (April 1, 2017 – 30%) on adjusted earnings before tax.

SUNOPTA INC.	33	March 31, 2018 10-Q

(f)

Reflects facility closure costs of $0.4 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment and retention costs of $11.4 million recorded in SG&A expenses; and asset impairment and employee termination costs of $5.5 million recorded in other expense (as described above under “Value Creation Plan”).

(g)

Reflects costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, including a $0.7 million adjustment for the estimated lost gross profit caused by the sunflower recall, which reflected a shortfall in revenues in the first quarter of 2017 against first quarter 2016 volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million; and $0.3 million of direct costs recorded in other expense that are not eligible for reimbursement under our insurance policies.

We believe that investors’ understanding of our financial performance is enhanced by disclosing the specific items that we exclude to compute adjusted earnings/loss. However, adjusted earnings/loss is not, and should not be viewed as, a substitute for earnings prepared under U.S. GAAP. Adjusted earnings/loss is presented solely to allow investors to more fully understand how we assess our financial performance.

(3)

We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe are useful to investors’ understanding of our operating profitability by excluding non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation and asset impairment charges, as well as other unusual items that affect the comparability of operating performance. We also use these measures to review and assess our progress under the Value Creation Plan, and to assess operating performance in connection with our employee incentive programs. In addition, we are subject to certain debt covenants that restrict our ability to incur additional indebtedness unless we meet certain ratios based on pre-established measures of EBITDA. We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)). The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of flexible resealable pouch and nutrition bar operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

	Excluding flexible	Flexible
	resealable pouch	resealable pouch
	and nutrition bar	and nutrition bar	Consolidated
For the quarter ended	$	$	$
March 31, 2018
Net loss	(3,478)	(984)	(4,462)
Recovery of income taxes	(1,347)	(346)	(1,693)
Interest expense, net	8,220	-	8,220
Other expense (income), net	(1,613)	1,211	(402)
Total segment operating income (loss)	1,782	(119)	1,663
Depreciation and amortization	8,141	-	8,141
Stock-based compensation	2,171	-	2,171
Costs related to Value Creation Plan(a)	413	-	413
Adjusted EBITDA	12,507	(119)	12,388

April 1, 2017
Net loss	(9,970)	(1,214)	(11,184)
Recovery of income taxes	(4,194)	(775)	(4,969)
Interest expense, net	7,754	-	7,754
Other expense, net	5,443	-	5,443
Total segment operating loss	(967)	(1,989)	(2,956)
Depreciation and amortization	7,955	225	8,180
Stock-based compensation(b)	1,128	-	1,128
Costs related to Value Creation Plan(a)	11,810	-	11,810
Product withdrawal and recall costs(c)	729	-	729
Adjusted EBITDA	20,655	(1,764)	18,891

(a)

For the first quarter of 2018, reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; and consulting fees, and employee recruitment and relocation costs of $0.3 million recorded in SG&A expenses. For the first quarter of 2017, reflects facility closure costs of $0.4 million recorded in cost of goods sold; and consulting fees, temporary labor, employee recruitment and retention costs of $11.4 million recorded in SG&A expenses.

(b)

For the first quarter of 2017, stock-based compensation of $1.1 million was recorded in SG&A expenses. The reversal of $0.3 million of previously recognized stock-based compensation, related to forfeited awards of employees that were terminated in connection with the Value Creation Plan, was recognized in other expense.

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

Although we use adjusted EBITDA as a measure to assess the performance of our business and for the other purposes set forth above, this measure has limitations as analytic tools, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest payments on our indebtedness;

SUNOPTA INC.	34	March 31, 2018 10-Q

•	adjusted EBITDA does not include the recovery/payment of taxes, which is a necessary element of our operations;

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	adjusted EBITDA does not include non-cash stock-based compensation, which is an important component of our total compensation program for employees and directors.

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as revenues, gross profit, segment operating income, earnings and adjusted earnings to measure our operating performance. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of a similarly titled measure reported by other companies.

(4)

In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor’s ability to derive meaningful period-over-period comparisons and trends from our results of operations. In particular, we evaluate our revenues on a basis that excludes the effects of fluctuations in commodity pricing and foreign exchange rates. In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis. These items are identified above under footnote (2), and in the discussion of our results of operations below. These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not considered in isolation of, or as substitutes for an analysis of our results as reported under U.S. GAAP.

Revenues for the quarter ended March 31, 2018 decreased by 5.3% to $312.7 million from $330.0 million for the quarter ended April 1, 2017. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $12.7 million), changes in commodity-related pricing (a decrease in revenues of $7.2 million) and foreign exchange rates (an increase in revenues of $7.7 million), revenues decreased by 1.6% in the first quarter of 2018, compared with the first quarter of 2017. The decrease in revenues on an adjusted basis reflected lower sales of frozen fruit and fruit ingredient products due to lower consumer demand, reduced distribution to certain retail customers, and timing of deliveries to a significant foodservice customer. This decrease was mostly offset by increased demand for organic ingredients and higher volumes of beverage and fruit snack products.

Gross profit decreased $5.0 million, or 13.0%, to $33.7 million for the quarter ended March 31, 2018, compared with $38.7 million for the quarter ended April 1, 2017. As a percentage of revenues, gross profit for the quarter ended March 31, 2018 was 10.8% compared to 11.7% for the quarter ended April 1, 2017, a decrease of 0.9%. The gross profit percentage for the first quarter of 2018 would have been approximately 11.7% excluding the write-down of remaining flexible resealable pouch and nutrition bar inventories ($0.1 million), as well as losses of approximately $2.8 million on commodity futures contracts used to hedge our organic cocoa position, which reflected a steep rise in the market price for cocoa in the first quarter of 2018. We expect to recover these losses through improved forward margins on cocoa as we sell through the current cocoa position, which grew during the first quarter of 2018 due to the expansion of our Dutch cocoa facility. The gross profit percentage for the first quarter of 2017 would have been approximately 11.9%, excluding the impact of the lost margin caused by the recall of sunflower kernel products initiated in the second quarter of 2016 ($0.7 million) and facility closure costs under the Value Creation Plan ($0.4 million). The decrease in the gross profit percentage on an adjusted basis reflected lower plant utilization in the healthy fruit platform due to declines in sales volumes, an unfavorable shift in sales mix towards lower margin product offerings, and significant costs in manufacturing related to yield losses, excess labor and handling, storage costs, and outbound freight. These factors were partially offset by improved margins in the healthy beverage and snacks platforms, reflecting favorable plant utilization due to higher production volumes to meet sales demand, as well as productivity-driven cost savings. In addition, we gained operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017.

Total segment operating income for the quarter ended March 31, 2018 increased by $4.6 million, or 156.3%, to $1.7 million, compared with a total segment operating loss of $3.0 million for the quarter ended April 1, 2017. The increase in segment operating income reflected a $10.0 million decrease in SG&A expenses that more than offset the lower overall gross profit as described above. The decrease in SG&A expenses mainly reflected a quarter-over-quarter reduction in consulting fees and temporary labor costs ($9.6 million), and employee recruitment, relocation and retention costs ($1.5 million) associated with the Value Creation Plan. Excluding these items, as well as those items identified above affecting gross profit, segment operating income as a percentage of revenues on an adjusted basis would have been 1.6% for the first quarter of 2018, compared with 2.9% for the first quarter of 2017, which reflected the lower quarter-over-quarter gross profit and higher employee compensation-related costs. In addition, segment operating income/loss included a foreign exchange loss of $1.0 million in the first quarter of 2018, compared with a loss of $0.6 million in the first quarter of 2017, which mainly reflected the impact on our international organic ingredient operations of a weakening of the U.S. dollar relative to the euro.

SUNOPTA INC.	35	March 31, 2018 10-Q

Further details on revenue, gross profit and segment operating income/loss variances are provided below under “Segmented Operations Information”.

Other income for the quarter ended March 31, 2018 of $0.4 million mainly reflected a $2.5 million reduction to the remaining contingent consideration obligation that arose from our acquisition of Citrusource in 2015, which was mostly offset by facility lease and asset impairment charges related to our nutrition bar and roasted snack operations ($1.6 million) and employee termination costs ($0.2 million) associated with the Value Creation Plan. Other expense for the quarter ended April 1, 2017 of $5.4 million reflected the impairment of long-lived assets related to the closure of our San Bernardino, California, juice facility ($3.7 million) and employee termination costs ($1.8 million) associated with the Value Creation Plan.

Interest expense increased by $0.5 million to $8.2 million for the quarter ended March 31, 2018, compared with $7.8 million for the quarter ended April 1, 2017. Interest expense included the amortization debt issuance costs of $0.6 million in each of the first quarters of 2018 and 2017. The quarter-over-quarter increase in interest expense primarily reflected higher borrowings under our line of credit facilities to settle costs incurred under the Value Creation Plan during 2017.

We recognized a recovery of income tax of $1.7 million for the quarter ended March 31, 2018, compared with $5.0 million for the quarter ended April 1, 2017. The effective tax rate was 27.5% for the first quarter of 2018, compared with 30.8% for the first quarter of 2017, which reflected the impact of the reduction in the U.S. federal corporate tax rate from 35% to 21% beginning in 2018.

On a consolidated basis, we realized a loss attributable to common shareholders of $6.3 million (diluted loss per share of $0.07) for the quarter ended March 31, 2018, compared with a loss attributable to common shareholders of $13.3 million (diluted loss per share of $0.16) for the quarter ended April 1, 2017.

For the quarter ended March 31, 2018, adjusted loss was $6.4 million, or $0.07 per diluted share, on a consolidated basis, compared with adjusted loss of $0.9 million, or $0.01 per diluted share, on a consolidated basis for the quarter ended April 1, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted loss was $6.3 million, or $0.07 per diluted share, for the quarter ended March 31, 2018, compared with adjusted earnings of $0.3 million, or $0.00 per diluted share, for the quarter ended April 1, 2017. Adjusted EBITDA for the quarter ended March 31, 2018 was $12.4 million on a consolidated basis, compared with $18.9 million on a consolidated basis for the quarter ended April 1, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted EBITDA for the quarter ended March 31, 2018 was $12.5 million, compared with $20.7 million for the quarter ended April 1, 2017. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients
For the quarter ended	March 31, 2018	April 1, 2017	Change	% Change

Revenues	$136,331	$126,642	$9,689	7.7%
Gross Profit	14,635	15,096	(461)	-3.1%
Gross Profit %	10.7%	11.9%		-1.2%

Operating Income	$3,102	$4,201	$(1,099)	-26.2%
Operating Income %	2.3%	3.3%		-1.0%

Global Ingredients contributed $136.3 million in revenues for the quarter ended March 31, 2018, compared to $126.6 million for the quarter ended April 1, 2017, an increase of $9.7 million, or 7.7% . Excluding the impact on revenues of changes including foreign exchange rates and commodity-related pricing (an increase in revenues of $4.5 million), Global Ingredients revenues increased approximately 4.1% . The table below explains the increase in revenue:

SUNOPTA INC.	36	March 31, 2018 10-Q

Global Ingredients Revenue Changes
Revenues for the quarter ended April 1, 2017	$126,642
Increased volumes of internationally-sourced organic ingredients including animal feed, oils, grains and cocoa, offset by decreased volumes of seeds, fruits and vegetables	12,927
Favorable foreign exchange impact on euro-denominated sales due to a weaker U.S. dollar period-over-period	7,703
Decreased volumes of domestically-sourced specialty soy, sunflower and milled corn, partially offset by higher feed volumes	(7,761)
Decreased commodity pricing for internationally-sourced organic ingredients	(3,004)
Decreased commodity pricing for domestically-sourced sunflower, partially offset by higher pricing for corn and feed	(176)
Revenues for the quarter ended March 31, 2018	$136,331

Gross profit in Global Ingredients decreased by $0.5 million to $14.6 million for the quarter ended March 31, 2018 compared to $15.1 million for the quarter ended April 1, 2017, and the gross profit percentage decreased by 1.2% to 10.7% . The decrease in gross profit as a percentage of revenue was primarily attributable to an unfavorable cocoa commodity hedging result, due to a steep rise in the price of cocoa in the first quarter of 2018, and reduced operating efficiencies within our sunflower operations due to lower production volumes, largely offset by an improved pricing spread on certain organic ingredients. The table below explains the decrease in gross profit:

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended April 1, 2017	$15,096
Unfavorable cocoa commodity hedging result and start-up costs related to the expansion of our Dutch cocoa facility, partially offset by higher sales volumes of organic cocoa	(2,008)
Lower volumes and pricing for sunflower, partially offset by favorable pricing spread on domestically-sourced organic feed	(755)
Higher volumes and pricing for certain internationally-sourced organic ingredients, as well as a favorable foreign exchange impact on euro-denominated gross profit	2,302
Gross profit for the quarter ended March 31, 2018	$14,635

Operating income in Global Ingredients decreased by $1.1 million, or 26.2%, to $3.1 million for the quarter ended March 31, 2018, compared to $4.2 million for the quarter ended April 1, 2017. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended April 1, 2017	$4,201
Decrease in gross profit, as explained above	(461)
Increase in foreign exchange losses primarily related to forward currency contracts	(767)
Higher employee-related compensation costs and an unfavorable foreign exchange impact on euro-denominated SG&A expenses	(237)
Decrease in corporate cost allocations	366
Operating income for the quarter ended March 31, 2018	$3,102

SUNOPTA INC.	37	March 31, 2018 10-Q

Looking forward, we believe Global Ingredients is well positioned in the growing organic food and non-GMO categories. We intend to focus our efforts on (i) growing our organic sourcing and supply capabilities, making certified organic ingredients a larger proportion of our overall sales; (ii) making strategic investments in key product categories that drive higher volume ingredient solutions for our customers; and (iii) leveraging our international sourcing and supply capabilities internally, and forward and backward integrating where opportunities exist. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our ingredient expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

Consumer Products
For the quarter ended	March 31, 2018	April 1, 2017	Change	% Change

Revenues	$176,321	$203,389	$(27,068)	-13.3%
Gross Profit	19,049	23,603	(4,554)	-19.3%
Gross Profit %	10.8%	11.6%		-0.8%

Operating Income	$3,316	$6,498	$(3,182)	-49.0%
Operating Income %	1.9%	3.2%		-1.3%

Consumer Products contributed $176.3 million in revenues for the quarter ended March 31, 2018, compared to $203.4 million for the quarter ended April 1, 2017, a $27.1 million, or 13.3% decrease. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $12.7 million) and changes in raw fruit commodity-related pricing (a decrease in revenues of $4.1 million), Consumer Products revenues decreased approximately 5.5% . The table below explains the decrease in revenues:

Consumer Products Revenue Changes
Revenues for the quarter ended April 1, 2017	$203,389
Lower volumes of frozen fruit and fruit ingredients due to declines in consumer consumption trends, lower distribution to certain customers, and the timing of deliveries to a significant foodservice customer	(20,859)
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(12,743)
Higher volumes of non-dairy aseptic beverage products into the foodservice and retail channels, as well as strong sales of premium juice products	4,008
Higher volumes of fruit snack products	2,526
Revenues for the quarter ended March 31, 2018	$176,321

Gross profit in Consumer Products decreased by $4.6 million to $19.0 million for the quarter ended March 31, 2018 compared to $23.6 million for the quarter ended April 1, 2017, and the gross profit percentage decreased by 0.8% to 10.8% . For the quarter ended March 31, 2018, gross profit as a percentage of revenue was impacted by the write-down of remaining flexible resealable pouch and nutrition bar inventories ($0.1 million). For the quarter ended April 1, 2017, gross profit as a percentage of revenue was impacted by facility closure costs associated with the Value Creation Plan ($0.4 million). Excluding these costs, the gross profit percentage in Consumer Products would have been 10.9% for the quarter ended March 31, 2018, compared with 11.8% for the quarter ended April 1, 2017. The decrease in gross profit percentage reflected lower plant utilization within the healthy fruit platform due to declines in sales volumes, an unfavorable shift in sales mix towards lower margin product offerings, and significant costs in manufacturing related to yield losses, excess labor and handling, storage costs, and outbound freight. These factors were partially offset by increased productivity and improved plant utilization in the healthy beverage and snacks platforms due to higher sales demand, as well as operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017. The table below explains the decrease in gross profit:

SUNOPTA INC.	38	March 31, 2018 10-Q

Consumer Products Gross Profit Changes
Gross profit for the quarter ended April 1, 2017	$23,603
Lower sales volumes of frozen fruit and fruit ingredients, as well as an unfavorable shift in sales mix towards lower margin product offerings, and significant costs in manufacturing related to yield losses, excess labor and handling, storage costs, and outbound freight	(10,853)
Higher sales volumes and plant utilization for aseptic beverage and fruit snack products, partially offset by higher processing and supply chain costs for premium juice products	4,679
Operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017	1,620
Gross profit for the quarter ended March 31, 2018	$19,049

Operating income in Consumer Products decreased by $3.2 million, or 49.0%, to $3.3 million for the quarter ended March 31, 2018, compared to $6.5 million for the quarter ended April 1, 2017. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended April 1, 2017	$6,498
Decrease in gross profit, as explained above	(4,554)
Higher employee-related compensation costs, partially offset by favorable foreign exchange on international operations	(487)
Decrease in corporate cost allocations	1,859
Operating income for the quarter ended March 31, 2018	$3,316

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

Corporate Services
For the quarter ended	March 31, 2018	April 1, 2017	Change	% Change

Operating Loss	$(4,755)	$(13,655)	$8,900	65.2%

Operating loss at Corporate Services decreased by $8.9 million to $4.8 million for the quarter ended March 31, 2018, from a loss of $13.7 million for the quarter ended April 1, 2017. The table below explains the decrease in operating loss:

SUNOPTA INC.	39	March 31, 2018 10-Q

Corporate Services Operating Loss Changes
Operating loss for the quarter ended April 1, 2017	$(13,655)
Lower non-structural third-party consulting costs and employee recruitment, relocation and retention costs associated with the Value Creation Plan	11,125
Lower professional fees and other non-compensation costs	979
Unfavorable foreign exchange impact on foreign currency transactions	64
Decrease in corporate cost allocations to SunOpta operating segments	(2,225)
Increased stock-based compensation costs as a result of a change in our long-term incentive plan in the second quarter of 2017	(1,043)
Operating loss for the quarter ended March 31, 2018	$(4,755)

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

On September 19, 2017, we entered into an amendment to the Global Credit Facility to add an additional U.S. asset-based credit subfacility (the “New U.S. Subfacility”), which provided for borrowings in an aggregate principal amount of $15.0 million. The principal amount of New U.S. Subfacility is repayable in quarterly instalments of $2.5 million, commencing with the fiscal quarter ending March 31, 2019. Borrowings repaid under the New U.S. Subfacility may not be borrowed again. The applicable margin for the New U.S. Subfacility ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers’ acceptance rate borrowings.

As at March 31, 2018, we had outstanding borrowings of $233.6 million and approximately $60 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 6(1) to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	40	March 31, 2018 10-Q

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the “Notes”). As at March 31, 2018, the outstanding principal amount of the Notes was $223.5 million, following the principal repayment of $7.5 million in October 2017. For more information on the Notes, see note 6(2) to the unaudited consolidated financial statements included in this report.

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

Cash Flows

Net cash and cash equivalents decreased $0.3 million in the first quarter of 2018 to $2.9 million as at March 31, 2018, compared with $3.2 million at December 30, 2017.

Cash provided by operating activities was $7.5 million in the first quarter of 2018, compared with $19.5 million in the first quarter of 2017, a decrease of $12.0 million. This decrease reflected the immediate cash benefit generated from working capital efficiency initiatives implemented under the Value Creation Plan in the first quarter of 2017. As a result of these initiatives, we have maintained a more optimal working capital position through the first quarter of 2018.

Cash used in investing activities was $6.0 million in the first quarter of 2018, compared with $8.7 million in the first quarter of 2017, a decrease of $2.7 million. This decrease reflected higher capital expenditures in the first quarter of 2017, including the early buy-out of equipment leases associated with the closure of the San Bernardino juice facility, and the receipt in the first quarter of 2018 of the remaining proceeds related to the disposal of nutrition bar equipment. Capital expenditures of $6.7 million in the first quarter of 2018 included the expansion of our aseptic beverage and roasted snack processing capabilities, and the implementation of an enterprise resource planning system at our Mexican frozen fruit facility.

Cash used in financing activities was $1.8 million in the first quarter of 2018, compared with $8.6 million in the first quarter of 2017, a decrease of $6.8 million. This decrease mainly reflected repayments made under our line of credit facilities in the first quarter of 2017, with cash generated from working capital efficiencies.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since December 30, 2017.

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

There have been no material changes to the critical accounting estimates disclosed under the heading “Critical Accounting Estimates” in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Form 10-K. For a discussion of new accounting standards, see note 1 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	41	March 31, 2018 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk”, of the Form 10-K. There have been no material changes to our exposures to market risks since December 30, 2017.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended March 31, 2018. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	42	March 31, 2018 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see note 12 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2017. There have been no material changes to the previously-reported risk factors as of the date of this quarterly report. Our previously reported risk factors should be carefully reviewed in connection with an evaluation of our Company.

Item 6. Exhibits

The following exhibits are included as part of this report.

10.1†	Letter Agreement, dated March 28, 2018, between Robert McKeracher and SunOpta Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2018).

31.1*	Certification by David Colo, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by David Colo, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	43	March 31, 2018 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 9, 2018	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	44	March 31, 2018 10-Q