Form 10-Q
period 2018-06-30
SunOpta Inc.
filed 2018-08-08
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to___________ .

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

Yes     [   ]                         No     [X]

The number of the registrant’s common shares outstanding as of August 3, 2018 was 87,162,332.

SUNOPTA INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2018

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars (“C$”), euros (“€”), Mexican pesos (“M$”) and British pounds (“£”). As at June 30, 2018, the closing rates of exchange for the Canadian dollar, euro, Mexican peso and British pound, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7594, €1.1665, M$0.0503 and £1.3181. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on management’s current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “target”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “can”, “could”, “would”, “should”, “may”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; the anticipated benefits of our efforts to transform our business operations, including the Value Creation Plan; our anticipated revenue growth during the second half of 2018; the estimated amount and timing of adjusted earnings before income taxes, depreciation and amortization (“EBITDA”) enhancements attributable to improvements initiated or implemented to date pursuant to the Value Creation Plan; the estimated cost and increased capacity as a result of the expansion of our Allentown, Pennsylvania, aseptic beverage facility; the estimated timeframes for reaching the designed run-rate for our cocoa facility in the Netherlands, commissioning of our Crookston, Minnesota, facility, achieving overall capacity utilization of 85% for our aseptic manufacturing facilities, and shipping incremental frozen fruit offerings; expected productivity and cost improvements as a result of our food safety and quality, and our SunOpta 360 continuous improvement initiatives; sustainable business improvements resulting from our enhanced employee health and safety, advanced aseptic capacity planning model capabilities, and other process sustainability initiatives; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	2	June 30, 2018 10-Q

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties. Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors. We believe these factors include, but are not limited to, the following:

•	failure or inability to implement our value creation strategies to achieve anticipated benefits;

•	conflicts of interest between our significant investors and our other stakeholders;

•	disruptions to our business caused by shareholder activism;

•	product liability suits, recalls and threatened market withdrawals that may arise or be brought against us;

•	food safety concerns and instances of food-borne illnesses that could harm our business;

•	litigation and regulatory enforcement concerning marketing and labeling of food products;

•	significant food and health regulations to which we are subject;

•	ability to obtain additional capital as required to maintain current growth rates;

•	the potential for impairment charges in goodwill or other intangible assets;

•	the highly competitive industry in which we operate;

•	that our customers may choose not to buy products from us;

•	the potential loss of one or more key customers;

•	changes and difficulty in predicting consumer preferences for natural and organic food products;

•	our ability to effectively manage our supply chain;

•	volatility in the prices of raw materials and energy;

•	the availability of organic and non-genetically modified ingredients;

•	unfavorable growing and operating conditions due to adverse weather conditions;

•	an interruption at one or more of our manufacturing facilities;

•	technology failures that could disrupt our operations and negatively impact our business;

•	the potential for data breaches and the need to comply with data privacy and protection laws and regulations;

SUNOPTA INC.	3	June 30, 2018 10-Q

•	the loss of service of our key management;

•	labor shortages or increased labor costs;

•	technological innovation by our competitors;

•	ability to protect our intellectual property and proprietary rights;

•	changes in laws or regulations governing foreign trade or taxation;

•	agricultural policies that influence our operations;

•	substantial environmental regulation and policies to which we are subject;

•	the enactment of climate change laws;

•	fluctuations in exchange rates, interest rates and the prices of certain commodities;

•	exposure to our international operations;

•	increased vulnerability to economic downturns and adverse industry conditions due to our level of indebtedness;

•	restrictions under the terms of our debt and equity instruments on how we may operate our business;

•	our ability to renew our revolving asset-based credit facility (the “Global Credit Facility”) when it becomes due on February 10, 2021;

•	ability to meet the financial covenants under the Global Credit Facility or to obtain necessary waivers from our lenders;

•	our ability to effectively manage our growth and integrate acquired companies;

•	our ability to achieve the estimated benefits or synergies to be realized from business acquisitions;

•	exposure to unknown liabilities arising from business acquisitions;

•	unexpected disruptions in our business, including disruptions resulting from business acquisitions;

•	our ability to successfully consummate possible future divestitures of businesses;

•	volatility of our operating results and share price;

•	that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;

•	dilution in the value of our common shares through the exchange of convertible preferred stock, exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities; and

•	impact of the publication of industry analyst research or reports about our business on the value of our common shares.

SUNOPTA INC.	4	June 30, 2018 10-Q

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

SUNOPTA INC.	5	June 30, 2018 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Two quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	$	$	$	$
Revenues	319,308	336,454	631,960	666,485
Cost of goods sold	284,962	294,792	563,930	586,124
Gross profit	34,346	41,662	68,030	80,361
Selling, general and administrative expenses	26,948	35,039	55,236	73,311
Intangible asset amortization	2,768	2,809	5,539	5,612
Other expense, net (note 9)	583	607	181	6,050
Foreign exchange loss (gain)	(11)	1,195	951	1,775
Earnings (loss) before the following	4,058	2,012	6,123	(6,387)
Interest expense, net	8,474	7,695	16,694	15,449
Loss before income taxes	(4,416)	(5,683)	(10,571)	(21,836)
Recovery of income taxes	(1,290)	(5,581)	(2,983)	(10,550)
Net loss	(3,126)	(102)	(7,588)	(11,286)
Earnings (loss) attributable to non-controlling interests	48	306	(51)	520
Loss attributable to SunOpta Inc.	(3,174)	(408)	(7,537)	(11,806)
Dividends and accretion on Series A Preferred Stock (note 7)	(1,974)	(1,954)	(3,941)	(3,894)
Loss attributable to common shareholders	(5,148)	(2,362)	(11,478)	(15,700)
Loss per share (note 10)
Basic	(0.06)	(0.03)	(0.13)	(0.18)
Diluted	(0.06)	(0.03)	(0.13)	(0.18)
Weighted-average common shares outstanding (000s) (note 10)
Basic	86,968	86,213	86,889	86,062
Diluted	86,968	86,213	86,889	86,062

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	June 30, 2018 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Loss
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	$	$	$	$

Net loss	(3,126)	(102)	(7,588)	(11,286)

Other comprehensive earnings, net of income taxes
Changes related to cash flow hedges (note 4)
Unrealized gains (losses), net	(189)	171	384	1,413
Reclassification of gains to earnings	(238)	(1,204)	(104)	(1,204)
Net changes related to cash flow hedges	(427)	(1,033)	280	209
Currency translation adjustment	(2,653)	2,897	(1,197)	3,495
Other comprehensive earnings, net of income taxes	(3,080)	1,864	(917)	3,704

Comprehensive loss	(6,206)	1,762	(8,505)	(7,582)

Comprehensive earnings attributable to non-controlling interests	66	47	87	565

Comprehensive loss attributable to SunOpta Inc.	(6,272)	1,715	(8,592)	(8,147)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	June 30, 2018 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at June 30, 2018 and December 30, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	June 30, 2018	December 30, 2017
	$	$

ASSETS
Current assets
Cash and cash equivalents	2,087	3,228
Accounts receivable	137,047	125,152
Inventories (note 5)	382,931	354,978
Prepaid expenses and other current assets	35,958	33,213
Income taxes recoverable	10,264	12,006
Total current assets	568,287	528,577

Property, plant and equipment	167,208	163,624
Goodwill	109,320	109,533
Intangible assets	166,489	172,059
Deferred income taxes	364	363
Other assets	7,163	8,017

Total assets	1,018,831	982,173

LIABILITIES
Current liabilities
Bank indebtedness (note 6)	281,523	234,090
Accounts payable and accrued liabilities	166,715	161,364
Customer and other deposits	4,203	4,901
Income taxes payable	1,906	1,351
Other current liabilities	1,499	818
Current portion of long-term debt (note 6)	2,086	2,228
Current portion of long-term liabilities	4,505	5,300
Total current liabilities	462,437	410,052

Long-term debt (note 6)	225,476	225,805
Long-term liabilities	2,360	8,352
Deferred income taxes	13,580	15,850
Total liabilities	703,853	660,059

Series A Preferred Stock (note 7)	80,734	80,193

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 87,143,711 shares issued (December 30, 2017 - 86,757,334)	312,520	308,899
Additional paid-in capital	28,900	28,006
Accumulated deficit	(100,515)	(89,291)
Accumulated other comprehensive loss (note 8)	(8,323)	(7,268)
	232,582	240,346
Non-controlling interests	1,662	1,575
Total equity	234,244	241,921

Total equity and liabilities	1,018,831	982,173

Commitments and contingencies (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	June 30, 2018 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Accumulated	prehensive	controlling
	Common shares		capital	deficit	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at December 30, 2017	86,757	308,899	28,006	(89,291)	(7,268)	1,575	241,921

Employee stock purchase plan	48	308	-	-	-	-	308
Stock incentive plan	339	3,313	(2,808)	-	-	-	505
Withholding taxes on stock-based awards	-	-	(573)	-	-	-	(573)
Stock-based compensation	-	-	4,275	-	-	-	4,275
Dividends on Series A Preferred Stock (note 7)	-	-	-	(3,400)	-	-	(3,400)
Accretion on Series A Preferred Stock (note 7)	-	-	-	(541)	-	-	(541)
Net loss	-	-	-	(7,537)	-	(51)	(7,588)
Currency translation adjustment	-	-	-	-	(1,335)	138	(1,197)
Cash flow hedges, net of income taxes of $120 (note 4)	-	-	-	-	280	-	280
Cumulative effect of adoption of new revenue accounting standard (note 1)	-	-	-	254	-	-	254

Balance at June 30, 2018	87,144	312,520	28,900	(100,515)	(8,323)	1,662	234,244

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2016	85,744	300,426	25,522	53,838	(13,104)	2,731	369,413

Employee stock purchase plan	25	182	-	-	-	-	182
Stock incentive plan	698	6,219	(2,772)	-	-	-	3,447
Stock-based compensation	-	-	2,138	-	-	-	2,138
Dividends on Series A Preferred Stock	-	-	-	(3,291)	-	-	(3,291)
Accretion on Series A Preferred Stock	-	-	-	(603)	-	-	(603)
Net loss	-	-	-	(11,806)	-	520	(11,286)
Currency translation adjustment	-	-	-	-	3,502	(7)	3,495
Cash flow hedges, net of income taxes of $90	-	-	-	-	157	52	209
Acquisition of non-controlling interest	-	-	(162)	-	(82)	244	-

Balance at July 1, 2017	86,467	306,827	24,726	38,138	(9,527)	3,540	363,704

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	June 30, 2018 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	$	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net loss	(3,126)	(102)	(7,588)	(11,286)
Items not affecting cash:
Depreciation and amortization	8,189	8,167	16,330	16,347
Amortization of debt issuance costs	600	652	1,208	1,138
Deferred income taxes	(865)	(3,823)	(2,151)	(9,915)
Stock-based compensation	2,104	1,286	4,275	2,138
Unrealized gain on derivative contracts (note 4)	(2,764)	(1,267)	(1,243)	(1,229)
Fair value of contingent consideration (note 9)	43	204	(2,373)	204
Impairment of long-lived assets (note 3)	70	-	409	3,723
Other	(148)	(244)	(147)	(101)
Changes in non-cash working capital (note 11)	(38,324)	(30,648)	(35,435)	(7,313)
Net cash flows from operations	(34,221)	(25,775)	(26,715)	(6,294)
Investing activities
Purchases of property, plant and equipment	(10,428)	(7,143)	(17,163)	(16,167)
Proceeds from sale of assets (note 3)	30	51	730	301
Other	389	254	389	364
Net cash flows from investing activities	(10,009)	(6,838)	(16,044)	(15,502)
Financing activities
Increase under line of credit facilities (note 6)	49,885	36,690	50,194	29,349
Repayment of long-term debt (note 6)	(415)	(589)	(937)	(1,116)
Payment of cash dividends on Series A Preferred Stock	(1,700)	(1,700)	(3,400)	(3,291)
Proceeds from the exercise of stock options and employee share purchases, net of withholding taxes paid	91	2,535	240	3,629
Payment of contingent consideration (note 4)	(4,399)	(4,330)	(4,399)	(4,330)
Other	(5)	(101)	(45)	(303)
Net cash flows from financing activities	43,457	32,505	41,653	23,938
Foreign exchange gain (loss) on cash held in a foreign currency	(64)	54	(35)	64

Increase (decrease) in cash and cash equivalents in the period	(837)	(54)	(1,141)	2,206

Cash and cash equivalents - beginning of the period	2,924	3,511	3,228	1,251

Cash and cash equivalents - end of the period	2,087	3,457	2,087	3,457

Non-cash financing activity
Accrued cash dividends on Series A Preferred Stock (note 7)	(1,700)	(1,700)	(1,700)	(1,700)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
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

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 29, 2018 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 30, 2017, except as described below under “Recent Accounting Pronouncements – Adoption of New Accounting Standards”. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

SUNOPTA INC.	11	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Company adopted ASC Topic 606 using the modified retrospective approach, which resulted in a cumulative-effect adjustment of $0.3 million to opening accumulated deficit as at December 31, 2017, related to the recognition of $4.8 million of bill-and-hold revenue deferred under previous U.S. GAAP. The change in the timing of the recognition of bill-and-hold revenue did not have a material impact on the Company’s consolidated statement of operations for the quarter and two quarters ended June 30, 2018 or consolidated balance sheet as at June 30, 2018.

See note 2 for additional disclosures under ASC Topic 606.

Recently Issued Accounting Standards, Not Adopted as at June 30, 2018

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

SUNOPTA INC.	12	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
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

The following table presents a disaggregation of the Company’s revenues based on categories used by the Company to evaluate sales performance:

	Quarter ended		Two quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	$	$	$	$
Global Ingredients
Internationally-sourced organic ingredients	102,607	94,763	204,874	179,404
North American-sourced grains and seeds	44,078	51,363	78,142	93,364
Total Global Ingredients	146,685	146,126	283,016	272,768

Consumer Products
Beverage products(1)	80,549	79,283	165,799	160,525
Frozen fruit products(2)	82,135	87,074	159,606	185,404
Snack products(3)	9,939	23,971	23,539	47,788
Total Consumer Products	172,623	190,328	348,944	393,717

Total revenues	319,308	336,454	631,960	666,485

SUNOPTA INC.	13	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1)	Includes aseptically-packaged products including non-dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters.
(2)	Includes individually quick frozen (“IQF”) fruit for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use.
(3)	Includes fruit snack offerings, as well as flexible resealable pouch and nutrition bar products, which were exited in 2017 (see note 3).

3.	Value Creation Plan

Overview

On October 7, 2016, the Company entered into a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”), and, on that date, Oaktree invested $85.0 million through the purchase of cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of the Company’s wholly-owned subsidiary, SunOpta Foods Inc. (“SunOpta Foods”) (see note 7). Following the strategic partnership, with the assistance of Oaktree, the Company conducted a thorough review of its operations, management and governance, with the objective of maximizing the Company’s ability to deliver long-term value to its shareholders. As a product of this review, the Company developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Company engaged third-party management consulting firms to support the design and implementation of the Value Creation Plan.

In 2016, measures taken under the Value Creation Plan included the closure of the Company’s San Bernardino, California, juice facility and the Company’s soy extraction facility in Heuvelton, New York.

In 2017, further measures taken under the Value Creation Plan included the exits from flexible resealable pouch and nutrition bar product lines and operations (see below), as well as the consolidation of grain operations and related closure of a grain-handling facility in Moorhead, Minnesota, and the consolidation of roasted snack operations and related closure of the Company’s Wahpeton, North Dakota, roasting facility (which was completed in the second quarter of 2018). In addition, the Company made organizational changes within its management and executive teams, along with new leadership to many corporate, commercial and operational functions. The Company also added new employees in the areas of quality, sales, marketing, operations and engineering, and made capital investments at several of its manufacturing facilities to enhance food safety and production efficiencies.

Flexible Resealable Pouch and Nutrition Bar Product Lines and Operations

As the flexible resealable pouch and nutrition bar product lines and operations do not qualify for presentation as discontinued operations, operating results from these activities were reported in continuing operations on the consolidated statements of operations for the current and comparative periods. For the quarters ended June 30, 2018 and July 1, 2017, revenues from sales of these product lines were $0.5 million and $15.2 million, respectively, and for the two quarters ended June 30, 2018 and July 1, 2017, revenues were $3.1 million and $30.5 million, respectively. Revenues reported from these operations for the quarter and two quarters ended June 30, 2018, related to the delivery of remaining inventories to customers under existing contracts at the time of exit. For the quarter ended June 30, 2018, earnings before income taxes from these operations were $0.4 million, compared with a loss before income taxes of $2.3 million for the quarter ended July 1, 2017. For the two quarters ended June 30, 2018 and July 1, 2017, losses before income taxes from these operations were $0.9 million and $4.3 million, respectively. For the two quarters ended June 30, 2018, the loss before income taxes from these operations included the recognition of the remaining lease obligation of $1.3 million related to the vacated nutrition bar processing facility. These operations are included in the Consumer Products operating segment.

SUNOPTA INC.	14	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Costs Incurred Under the Value Creation Plan

The following table summarizes costs incurred under the Value Creation Plan for the two quarters ended June 30, 2018 and July 1, 2017:

	(a)	(b)	(c)
		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
June 30, 2018
Balance payable (receivable), December 30, 2017(1)	(700)	4,427	-	3,727
Costs incurred and charged to expense	1,867	557	410	2,834
Cash receipts (payments), net	607	(4,115)	(110)	(3,618)
Non-cash adjustments	(1,255)	-	-	(1,255)
Balance payable, June 30, 2018(1)	519	869	300	1,688
July 1, 2017
Balance payable, December 31, 2016	-	1,803	1,657	3,460
Costs incurred and charged to expense	4,357	6,028	14,586	24,971
Cash payments	(3,843)	(5,263)	(11,312)	(20,418)
Non-cash adjustments	(714)	327	-	(387)
Balance payable (receivable), July 1, 2017	(200)	2,895	4,931	7,626

(1)	Balance payable was included in accounts payable and accrued liabilities and balance receivable was included in accounts receivable on the consolidated balance sheet.

(a)	Asset impairments and facility closure costs

For the two quarters ended June 30, 2018, costs incurred included the remaining lease obligation related to the vacated nutrition bar processing facility, and an additional impairment loss related to the Wahpeton roasting facility to reflect net proceeds on sale of $0.7 million. Net cash receipts included proceeds on the sale of nutrition bar equipment. Balance payable as at June 30, 2018, represents the remaining nutrition bar facility lease obligation $1.2 million, which lease extends until December 2020, net of the proceeds from the sale of the Wahpeton facility, which were received in July 2018.

For the two quarters ended July 1, 2017, cost incurred included the early buyout of the San Bernardino equipment leases, as well as closure costs related to the San Bernardino facility prior to its disposal to the landlord. In exchange for the San Bernardino assets, the facility landlord released the Company from its remaining property lease obligation and paid proceeds of $0.2 million in December 2017.

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

SUNOPTA INC.	15	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(c)	Consulting fees and temporary labor costs

Represents the cost for third-party consultants and temporary labor engaged to support the design and implementation of the Value Creation Plan, which efforts were substantially completed during fiscal 2017, as well as other professional fees incurred in the connection with the plan.

The following table summarizes costs incurred since the inception of the Value Creation Plan to June 30, 2018:

		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Costs incurred and charged to expense	35,155	14,938	20,979	71,072
Cash payments, net	(10,139)	(14,492)	(20,679)	(45,310)
Non-cash adjustments	(24,497)	423	-	(24,074)
Balance payable, June 30, 2018	519	869	300	1,688

For the quarters and two quarters ended June 30, 2018 and July 1, 2017, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	Quarter ended		Two quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	$	$	$	$
Cost of goods sold(1)	-	262	100	634
Selling, general and administrative expenses(2)	300	7,001	613	18,439
Other expense(3)	339	425	2,121	5,898
	639	7,688	2,834	24,971

(1)	Facility closure costs, including inventory write-downs, recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)

Consulting/professional fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.

(3)

For the quarter ended June 30, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $0.3 million (July 1, 2017 – $nil); Consumer Products operating segment - $nil (July 1, 2017 – $0.1 million); and Corporate Services - $nil (July 1, 2017 – $0.3 million). For the two quarters ended June 30, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $0.7 million (July 1, 2017 – $nil); Consumer Products operating segment - $1.3 million (July 1, 2017 – $4.8 million); and Corporate Services - $0.1 million (July 1, 2017 – $1.1 million).

SUNOPTA INC.	16	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

4.	Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 30, 2017:

				June 30, 2018
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Current asset	2,586	62	2,524	-
Long-term asset	26	-	26	-
Current liability	(771)	-	(771)	-
Long-term liability	(104)	-	(104)	-
Inventories carried at market(2)	3,542	-	3,542	-
Forward foreign currency contracts(3)
Not designated as hedging instruments	384	-	384	-
Designated as hedging instruments	(36)	-	(36)	-
Contingent consideration(4)	(4,548)	-	-	(4,548)
Embedded derivative	2,532	-	-	2,532

			December 30, 2017
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Current asset	738	-	738	-
Current liability	(240)	(35)	(205)	-
Long-term liability	(4)	-	(4)	-
Inventories carried at market(2)	3,838	-	3,838	-
Forward foreign currency contracts(3)
Not designated as hedging instruments	(1,060)	-	(1,060)	-
Designated as hedging instruments	(435)	-	(435)	-
Contingent consideration(4)	(11,320)	-	-	(11,320)
Embedded derivative	2,690	-	-	2,690

(1)	Commodity futures and forward contracts

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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These contracts are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these contracts are included in cost of goods sold on the consolidated statement of operations. For the quarter ended June 30, 2018, the Company recognized a gain of $2.8 million (July 1, 2017 – gain of $0.4 million), and for the two quarters ended June 30, 2018, the Company recognized a gain of $1.2 million (July 1, 2017 – gain of $0.4 million), related to changes in the fair value of these contracts. Unrealized gains on short-term contracts are included in other current assets; and unrealized losses on short-term and long-term contracts are included in other current liabilities and long-term liabilities, respectively, on the consolidated balance sheets.

SUNOPTA INC.	17	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at June 30, 2018, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	928	290
Forward commodity sale contracts	(669)	(987)
Commodity futures contracts	(700)	480

In addition, as at June 30, 2018, the Company had net open futures contracts to sell 9,030 metric tons (“MT”) of cocoa (December 30, 2017 – 2,990 MT sold) and to purchase 136 MT of coffee (December 30, 2017 – 51 MT sold).

(2)	Inventories carried at market

The fair value of grain inventories carried at market is determined using quoted market prices from the Chicago Board of Trade (“CBoT”), as adjusted for differences in local markets, and broker or dealer quotes. As at June 30, 2018, the Company had 453,896 bushels of commodity corn and 194,529 bushels of commodity soybeans included in inventories carried at market. The fair value of these inventories is included in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on these inventories are included in cost of goods sold on the consolidated statements of operations. Inventories carried at market are included in inventories on the consolidated balance sheets.

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

As at June 30, 2018, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €13.6 million ($16.5 million), and to sell British pounds to buy euros with a notional value of £0.4 million (€0.4 million). As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of these contracts are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended June 30, 2018, the Company recognized a gain of $1.1 million (July 1, 2017 – loss of $2.0 million), and for the two quarters ended June 30, 2018, the Company recognized a gain of $1.4 million (July 1, 2017 – loss of $2.9 million), related to changes in the fair value of these contracts. Unrealized gains and losses on these contracts are included in accounts receivable and accounts payable, respectively, on the consolidated balance sheets.

SUNOPTA INC.	18	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

SUNOPTA INC.	19	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(ii)	Designated as hedging instruments

As at June 30, 2018, the Company had net open forward foreign exchange contracts to sell U.S. dollars to buy Mexican pesos with a notional value of $3.5 million (M$69.4 million). These contracts were entered into as part of a hedging program to manage the variability of cash flows associated with a portion of forecasted purchases of raw fruit inventories denominated in Mexican pesos. As these contracts have been designated as hedging instruments, the effective portion of the gains and losses on changes in the fair value of these contracts is included in other comprehensive earnings and reclassified to cost of goods sold in the same period the hedged transaction affects earnings, which is upon the sale of the inventories. For the quarter ended June 30, 2018, the Company recognized a net unrealized loss in other comprehensive earnings of $0.3 million (July 1, 2017 – gain of $0.2 million), and for the two quarters ended June 30, 2018, the Company recognized a net gain of $0.5 million (July 1, 2017 – gain of $2.0 million) related to changes in the fair value of open contracts. For the quarter and two quarters ended June 30, 2018, the Company reclassified from other comprehensive earnings to cost of goods sold realized gains on closed contracts of $0.3 million and $0.2 million, respectively. For the quarter and two quarters ended July 1, 2017, the Company reclassified from other comprehensive earnings to cost of goods sold a realized gain on closed contracts of $0.8 million, and reclassified to foreign exchange loss an unrealized gain of $0.9 million related to the ineffective portion of the hedge. The Company expects to reclassify the $0.0 million amount of the unrealized losses recorded in accumulated other comprehensive loss as at June 30, 2018, to earnings over the next two months. Unrealized gains and losses on these contracts are included in other current assets and other current liabilities, respectively, on the consolidated balance sheets.

(4)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to calculate the present value of those cash flows. The table below presents a reconciliation of contingent consideration obligations for the quarter and two quarters ended June 30, 2018 and July 1, 2017. These obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.

		Quarter ended	Two quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	$	$	$	$
Balance, beginning of period	(8,904)	(15,130)	(11,320)	(15,279)
Fair value adjustments(1)	(43)	(84)	2,373	(204)
Payments(2)	4,399	4,061	4,399	4,330
Balance, end of period	(4,548)	(11,153)	(4,548)	(11,153)

(1)

For the two quarters ended June 30, 2018, included an adjustment of $2.5 million to reduce the contingent consideration that may be payable in 2019 under an earn-out arrangement with the former unitholders of Citrusource, LLC (acquired by the Company in March 2015) based on the projected results for the business in fiscal 2018. In addition, for all periods presented, reflected the accretion for the time value of money. (See note 9.)

(2)

For the quarter and two quarters ended June 30, 2018, reflected the third installment payment of deferred consideration to the former unitholders of Citrusource. For the quarter and two quarters ended July 1, 2017, reflected the second installment payment related to Citrusource and payment of the remaining deferred consideration to a former shareholder of Organic Land Corporation OOD, which was acquired by the Company in December 2012.

SUNOPTA INC.	20	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5.	Inventories

		December 30,
	June 30, 2018	2017
	$	$
Raw materials and work-in-process	277,818	262,527
Finished goods	103,146	92,489
Company-owned grain	10,216	9,937
Inventory reserves	(8,249)	(9,975)
	382,931	354,978

6.	Bank Indebtedness and Long-Term Debt

		December 30,
	June 30, 2018	2017
	$	$
Bank indebtedness:
Global Credit Facility(1)	277,327	230,502
Bulgarian credit facility	4,196	3,588
	281,523	234,090

Long-term debt:
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $7,110 (December 30, 2017 - $7,716)(2)	216,388	215,782
Asset-backed term loan	3,315	3,600
Capital lease obligations	4,859	5,651
Other	3,000	3,000
	227,562	228,033
Less: current portion	2,086	2,228
	225,476	225,805

(1)	Global Credit Facility

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

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR, and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at June 30, 2018, the weighted-average interest rate on the facilities was 4.04% .

SUNOPTA INC.	21	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
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

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the “Notes”). As at June 30, 2018, the outstanding principal amount of the Notes was $223.5 million, following the principal repayment of $7.5 million in October 2017. Debt issuance costs are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum, commencing on April 15, 2017. The Notes will mature on October 9, 2022. Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

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

SUNOPTA INC.	22	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
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

As at June 30, 2018, the estimated fair value of the outstanding Notes was approximately $240 million, based on quoted prices of the most recent over-the-counter transactions (Level 2).

7.	Series A Preferred Stock

On October 7, 2016 (the “Closing Date”), the Company and SunOpta Foods entered into a subscription agreement (the “Subscription Agreement”) with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the “Investors”). Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Preferred Stock to the Investors for consideration in the amount of $85.0 million. In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Preferred Stock. At any time on or after the fifth anniversary of the Closing Date, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time. The carrying value of the Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to retained earnings/accumulated deficit over the period preceding the fifth anniversary of the Closing Date, which accretion amounted to $0.3 million and $0.2 million for the quarters ended June 30, 2018 and July 1, 2017, respectively, and $0.5 million and $0.5 million for the two quarters ended June 30, 2018 and July 1, 2017, respectively.

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

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% prior to October 5, 2025 and 12.5% thereafter, in each case of the liquidation preference (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. For the quarters and two quarters ended June 30, 2018 and July 1, 2017, the Company paid cash dividends on the Preferred Stock of $1.7 million and $3.4 million, respectively. As at June 30, 2018, the Company had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

SUNOPTA INC.	23	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the “Exchange Price” and such quotient, the “Exchange Rate”). As at June 30, 2018, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on the Closing Date remain outstanding, or (ii) on or after the third anniversary of the Closing Date, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price.

In connection with the Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 (the “Special Voting Shares”) to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. As at June 30, 2018, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.5% voting interest in the Company. The Special Voting Shares are not transferable and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the “Board”) and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on the Closing Date, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company, and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

8.	Accumulated Other Comprehensive Loss

Net unrealized losses recorded in accumulated other comprehensive loss were as follows:

		December 30,
	June 30, 2018	2017
	$	$
Currency translation adjustment	(8,298)	(6,963)
Cash flow hedges, net of income taxes	(25)	(305)
	(8,323)	(7,268)

9.	Other Expense (Income), Net

The components of other expense (income) were as follows:

SUNOPTA INC.	24	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Two quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	$	$	$	$
Impairment of long-lived assets and facility closure costs(1)	217	-	1,767	3,723
Product withdrawal and recall costs(2)	122	-	445	279
Employee termination costs(3)	122	425	354	2,175
Increase (decrease) in fair value of contingent consideration (see note 4(4))	43	84	(2,373)	204
Other	79	98	(12)	(331)
	583	607	181	6,050

SUNOPTA INC.	25	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1)	Impairment of long-lived assets and facility closure costs

For the two quarters ended June 30, 2018, included the remaining lease obligation related to the vacated nutrition bar processing facility, and an additional impairment loss and closure costs related to the disposal of the Wahpeton roasting facility.

For the two quarters ended July 1, 2017, represented the loss on the disposal of the San Bernardino assets, including the cost of the early buyout of the equipment leases.

(2)	Product withdrawal and recall costs

For the quarters and two quarters ended June 30, 2018 and July 1, 2017, represented product withdrawal and recall costs that were not eligible for reimbursement under the Company’s insurance policies, including certain costs related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company during the second quarter of 2016.

(3)	Employee termination costs

For the quarters and two quarters ended June 30, 2018 and July 1, 2017, represented severance benefits, net of forfeitures of stock-based awards, and legal costs incurred in connection with the Value Creation Plan (see note 3).

10.	Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	Quarter ended		Two quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Numerator for basic loss per share:
Loss attributable to SunOpta Inc.	$(3,174)	$(408)	$(7,537)	$(11,806)
Less: dividends and accretion on Series A Preferred Stock	(1,974)	(1,954)	(3,941)	(3,894)
Loss attributable to common shareholders	$(5,148)	$(2,362)	$(11,478)	$(15,700)

Denominator for basic loss per share:
Basic weighted-average number of shares outstanding	86,968	86,213	86,889	86,062

Basic loss per share	$(0.06)	$(0.03)	$(0.13)	$(0.18)

Numerator for diluted loss per share:
Loss attributable to SunOpta Inc.	$(3,174)	$(408)	$(7,537)	$(11,806)
Less: dividends and accretion on Series A Preferred Stock(1)	(1,974)	(1,954)	(3,941)	(3,894)
Loss attributable to common shareholders	$(5,148)	$(2,362)	$(11,478)	$(15,700)

Denominator for diluted loss per share:
Basic weighted-average number of shares outstanding	86,968	86,213	86,889	86,062
Dilutive effect of the following:
Series A Preferred Stock(1)	-	-	-	-
Stock options and restricted stock units(2)	-	-	-	-
Diluted weighted-average number of shares outstanding	86,968	86,213	86,889	86,062

Diluted loss per share	$(0.06)	$(0.03)	$(0.13)	$(0.18)

SUNOPTA INC.	26	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1)

For the quarters and two quarters ended June 30, 2018 and July 1, 2017, it was more dilutive to assume the Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 11,333,333 Common Shares issuable on an if-converted basis.

(2)

For the quarter and two quarters ended June 30, 2018, stock options and restricted stock units to purchase or receive 574,865 (July 1, 2017 – 832,910) and 641,857 (July 1, 2017 – 761,344) Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share. In addition, for the quarter and two quarters ended June 30, 2018, options to purchase 1,850,009 (July 1, 2017 – 2,530,766) and 2,032,158 (July 1, 2017 – 2,836,606) Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price.

11.	Supplemental Cash Flow Information

	Quarter ended		Two quarters ended
	June 30,		June 30,
	2018	July 1, 2017	2018	July 1, 2017
	$	$	$	$
Changes in non-cash working capital:
Accounts receivable	5,398	18,768	(6,961)	7,641
Inventories	(53,256)	(32,271)	(34,954)	(5,913)
Income tax recoverable/payable	(1,134)	(3,339)	2,207	(4,799)
Prepaid expenses and other current assets	4,322	(4,813)	(1,054)	(9,546)
Accounts payable and accrued liabilities	5,650	(5,715)	6,031	6,695
Customer and other deposits	696	(3,278)	(704)	(1,391)
	(38,324)	(30,648)	(35,435)	(7,313)

12.	Commitments and Contingencies

Employment Matter

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (“Sunrise”) (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes 10,611 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties attended mediation on October 12, 2017, and reached a general agreement to resolve the matter on a class-wide basis for $5.0 million. After negotiating the remaining details of the settlement, the parties obtained preliminary approval of the class action settlement on May 14, 2018. Settlement class members have until August 20, 2018, to opt out or object to the settlement terms. A final fairness hearing is scheduled with the Court on September 17, 2018. If the settlement is granted final approval at or near the date of the final fairness hearing, funding of the settlement is anticipated to occur before the end of the year. The Company expects to recover the full amount payable under the settlement through insurance coverage and an escrow account established in connection with the Company’s acquisition of Sunrise. As at June 30, 2018, the Company had accrued $5.0 million in connection with this settlement, which is recorded in accounts payable and accrued liabilities on the consolidated balance sheet, and recorded a receivable in the same amount for the anticipated full recovery, which is reflected in accounts receivable on the consolidated balance sheet.

Product Recall

On November 20, 2017, Treehouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois titled Treehouse Foods, Inc. et al. v. SunOpta Grains and Food, Inc.

SUNOPTA INC.	27	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Company was served with the Summons and Complaint on January 24, 2018, and the plaintiffs filed an Amended Complaint on April 23, 2018. The plaintiffs allege economic damages resulting from the Company’s 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for Listeria monocytogenes contamination. The case includes claims for breach of express and implied warranty, negligence, strict liability, and indemnity seeking $16.2 million in damages. There are no allegations of personal injury. The Company is vigorously defending itself against these claims. The Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

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

Effective the first quarter of 2018, the Company transferred certain of its specialty ingredient operations from the Raw Material Sourcing and Supply operating segment to the Healthy Beverages platform of the Consumer Products operating segment. This realignment reflects a change in commercial responsibilities for these operations, and resulting changes in reporting and accountability to the Company’s Chief Executive Officer. These operations produce liquid bases, including for the Company’s non-dairy aseptic beverage operations, as well as spray-dried ingredients. For the quarter ended June 30, 2018, these operations generated revenues of $1.1 million (July 1, 2017 – $3.3 million) and gross profit of $0.2 million (July 1, 2017 – $0.5 million). For the two quarters ended June 30, 2018, these operations generated revenues of $4.5 million (July 1, 2017 – $6.9 million) and gross profit of $0.7 million (July 1, 2017 – $1.0 million). The segment information presented below for the quarter and two quarters ended July 1, 2017 has been restated to reflect this realignment.

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

SUNOPTA INC.	28	June 30, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 30, 2018 and July 1, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

			Quarter ended
			June 30, 2018
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	146,685	172,623	319,308
Segment operating income	2,965	4,762	7,727
Corporate Services			(3,086)
Other expense, net (see note 9)			(583)
Interest expense, net			(8,474)
Loss before income taxes			(4,416)

			Quarter ended
			July 1, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	146,126	190,328	336,454
Segment operating income	7,913	4,679	12,592
Corporate Services			(9,973)
Other expense, net (see note 9)			(607)
Interest expense, net			(7,695)
Loss before income taxes			(5,683)

		Two quarters ended
			June 30, 2018
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	283,016	348,944	631,960
Segment operating income	6,067	8,078	14,145
Corporate Services			(7,841)
Other expense, net (see note 9)			(181)
Interest expense, net			(16,694)
Loss before income taxes			(10,571)

		Two quarters ended
			July 1, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	272,768	393,717	666,485
Segment operating income	12,114	11,177	23,291
Corporate Services			(23,628)
Other expense, net (see note 9)			(6,050)
Interest expense, net			(15,449)
Loss before income taxes			(21,836)

SUNOPTA INC.	29	June 30, 2018 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended June 30, 2018 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 8, 2018.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as “anticipate”, “estimate”, “target”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “can”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “might”, “predict”, or other similar expressions concerning matters that are not historical facts, or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

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

Forward-looking statements contained in this commentary are based on our current estimates, expectations and projections, which we believe are reasonable as of the date of this report. Forward-looking statements are not guarantees of future performance or events. You should not place undue importance on forward-looking statements and should not rely upon this information as of any other date. Other than as required under securities laws, we do not undertake to update any forward-looking information at any particular time. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements, and we hereby qualify all our forward-looking statements by these cautionary statements.

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

SUNOPTA INC.	30	June 30, 2018 10-Q

Effective the first quarter of 2018, we transferred certain of our specialty ingredient operations from the Raw Material Sourcing and Supply operating segment to the Healthy Beverages platform of the Consumer Products operating segment. This realignment reflects a change in commercial responsibilities for these operations, and resulting changes in reporting and accountability to our Chief Executive Officer. These operations produce liquid bases, including for our non-dairy aseptic beverage operations, as well as spray-dried ingredients. The segment information presented in this MD&A for the comparative periods has been restated to reflect this realignment.

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

Value Creation Plan

On October 7, 2016, we entered into a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”), and, on that date, Oaktree invested $85.0 million through the purchase of cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of our wholly-owned subsidiary, SunOpta Foods Inc. (“SunOpta Foods”).

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

We are targeting implementation of $30 million of productivity-driven annualized enhancements to adjusted EBITDA in the first phase of the plan, to be implemented over 2017 and 2018. For 2017, these adjusted EBITDA benefits were offset by expenses associated with the Value Creation Plan, including structural investments made in the areas of quality, sales, marketing, operations and engineering resources, as well as non-structural third-party consulting support, severance and recruiting costs. The Value Creation Plan also calls for increased investment in capital upgrades at several manufacturing facilities to enhance food safety and manufacturing efficiencies. Over time, these investments are expected to yield additional improvement in adjusted EBITDA beyond the $30 million of initial productivity-driven savings. During the second quarter of 2018, we continued to make progress against each of the four pillars of the Value Creation Plan, and we believe we are on track to achieve targeted productivity enhancements, while continuing to make the necessary structural investments we believe will accelerate growth and drive long-term value. Since the initiation of the Value Creation Plan, we have implemented actions that are expected to yield approximately $23 million of annualized adjusted EBITDA benefits.

Recent progress on each of the four pillars of the Value Creation Plan is highlighted below.

SUNOPTA INC.	31	June 30, 2018 10-Q

Portfolio Optimization

The focus of the portfolio optimization pillar is to simplify the business, investing where structural advantages exist, while exiting businesses or product lines where we are not effectively positioned. Recent highlights include:

•

Initiated plans to expand aseptic processing and packaging capacity and capabilities at our Allentown, Pennsylvania, beverage facility, based on current growth trends and recent business wins in both the non-dairy and broth categories. This expansion is expected to cost approximately $22 million and come on-line in mid-2019. The investment is designed to add enhanced mixing and processing capabilities, which will enable us to bring further innovation to the plant-based beverage market. As part of the expansion, additional processing and filling capacity will be added, which is expected to provide increased flexibility and cost advantages across our national network of aseptic plants, while creating needed capacity to continue to grow with organic and conventional broth offerings.

•

Advanced commercial production on the second roasting and processing line at our organic cocoa facility in the Netherlands. During the quarter, the facility realized yields in-line with expectation and throughput at 80% of designed capacity. The expansion is expected to reach its designed run-rate by the end of the third quarter of 2018. This expansion approximately doubles cocoa processing capacity in addition to adding new capabilities at the facility.

•

Continued commissioning of new roasting equipment at our Crookston, Minnesota, facility. The new equipment is designed to increase production efficiencies and add incremental capacity and roasting capabilities following the closure and consolidation of a roasted snack plant in Wahpeton, North Dakota. Certain roasting capabilities are now on-line, and full commissioning is expected to be completed in the fourth quarter of 2018. This initiative is expected to support further growth in the healthy snacks portfolio serving demand for on-trend roasted grains, seeds and legumes.

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

Operational Excellence

The focus of the operational excellence pillar is to ensure food quality and safety, coupled with improved operational performance and efficiency. We expect these efforts to generate productivity improvements and cost savings in manufacturing, procurement and logistics. Recent highlights include:

•	Continued strong operational performance across our network of aseptic facilities. We expect overall capacity utilization to be approximately 85% by the end of 2018, versus approximately 70% in the second quarter of 2018.

•	Completed approximately 90% of the 2018 fruit pack season at targeted fruit recovery rates, and recently implemented sorting and handling enhancements designed to drive improved fruit quality.

•

Continued advancement of food safety and quality efforts across the entire manufacturing footprint. Third-party audit scores are trending positively versus the prior year, and consumer complaints in the Healthy Fruit platform are almost one-third lower than prior year.

•	Continued to identify productivity opportunities through the SunOpta 360 continuous improvement initiative in the areas of manufacturing, purchasing and supply chain management.

SUNOPTA INC.	32	June 30, 2018 10-Q

Go-To-Market Effectiveness

The focus of the go-to-market effectiveness pillar is to optimize customer and product mix in existing sales channels, and identify and penetrate new high-potential sales channels. We expect efforts under this pillar to improve revenue growth and profitability over time. Recent highlights include:

•	The pipeline of commercial opportunities in Consumer Products remains strong and the overall contract book for organic ingredients both in Europe and the U.S. exceeds prior year levels.

•

Recent commercial wins include additional private label broth into the traditional and specialty retail channels; expanded distribution and additional SKUs of frozen fruit into the mass and grocery channels; secured incremental frozen fruit offerings for the foodservice channel that are expected to ship in the fourth quarter of 2018; and increased sales of co-manufactured fruit snacks that are expected to ship in the third quarter of 2018.

•	Further progress on commercialization of approximately 100 new everyday broth and frozen fruit SKUs with large mass and traditional retailers.

SUNOPTA INC.	33	June 30, 2018 10-Q

Process Sustainability

The focus of the process sustainability pillar is to ensure we have the infrastructure, systems and skills to sustain the business improvements and value captured from the Value Creation Plan. Broadening the skillset and experience of our leadership team is a critical component to the process sustainability pillar of the Value Creation Plan. Recent highlights include:

•	Implementation of a new specification system for ingredients which is designed to drive improved food safety and quality, in addition to improved research and development efficiencies.

•	Enhancements to employee health and safety processes continued to result in a reduction in recordable incidents year-to-date in 2018 compared to 2017.

•	Advanced aseptic capacity planning model capabilities in preparation for significant business expansion expected over the coming 12 to 18 months.

The statements we make in this MD&A about the expected results of the Value Creation Plan, including the timing for completion of measures undertaken, expected improvements in earnings, adjusted EBITDA, expected cash flows, and expected costs, are forward-looking statements. See “Forward-Looking Statements” above.

Adjusted EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations. See footnote (3) to the “Consolidated Results of Operations for the Quarters Ended June 30, 2018 and July 1, 2017” table below for a discussion on the use of this non-GAAP measure and for a reconciliation of adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

Costs incurred to-date in connection with portfolio optimization measures taken under the Value Creation Plan included impairment charges and facility closure costs primarily related to the closure of certain of our processing facilities and rationalization of our product portfolio, including the exits from flexible resealable pouch and nutrition bar product lines and operations in the fourth quarter of 2017, and consolidation of our roasted snack operations at the Crookston facility. In addition, we incurred employee recruitment, relocation, retention and severance costs related to exit activities and organizational changes within management and executive teams, and recruiting efforts in the areas of quality, sales, marketing, operations and engineering. We also incurred third-party legal advisory, consulting and temporary labor costs in support of the Value Creation Plan.

For the quarters and two quarters ended June 30, 2018 and July 1, 2017, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	Quarter ended		Two quarters ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
	$	$	$	$
Cost of goods sold(1)	-	262	100	634
Selling, general and administrative expenses(2)	300	7,001	613	18,439
Other expense(3)	339	425	2,121	5,898
	639	7,688	2,834	24,971

(1)	Facility closure costs, including inventory write-downs, recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)

Consulting/professional fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.

(3)

For the quarter ended June 30, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $0.3 million (July 1, 2017 – $nil); Consumer Products operating segment - $nil (July 1, 2017 – $0.1 million); and Corporate Services - $nil (July 1, 2017 – $0.3 million). For the two quarters ended June 30, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $0.7 million (July 1, 2017 – $nil); Consumer Products operating segment - $1.3 million (July 1, 2017 – $4.8 million); and Corporate Services - $0.1 million (July 1, 2017 – $1.1 million).

We currently do not expect to incur significant additional direct costs related to the Value Creation Plan in future periods. However, it is possible that additional costs could arise if we determine to initiate further actions under the plan in the future.

SUNOPTA INC.	34	June 30, 2018 10-Q

For more information regarding the Value Creation Plan, see note 3 to the unaudited consolidated financial statements included in this report.

Consolidated Results of Operations for the Quarters Ended June 30, 2018 and July 1, 2017

For the quarter ended	June 30, 2018	July 1, 2017	Change	Change
	$	$	$	%
Revenues
Global Ingredients	146,685	146,126	559	0.4%
Consumer Products	172,623	190,328	(17,705)	-9.3%
Total revenues	319,308	336,454	(17,146)	-5.1%

Gross profit
Global Ingredients	13,464	20,284	(6,820)	-33.6%
Consumer Products	20,882	21,378	(496)	-2.3%
Total gross profit	34,346	41,662	(7,316)	-17.6%

Segment operating income (loss)(1)
Global Ingredients	2,965	7,913	(4,948)	-62.5%
Consumer Products	4,762	4,679	83	1.8%
Corporate Services	(3,086)	(9,973)	6,887	69.1%
Total segment operating income	4,641	2,619	2,022	77.2%

Other expense, net	583	607	(24)	-4.0%

Earnings before the following	4,058	2,012	2,046	101.7%
Interest expense, net	8,474	7,695	779	10.1%
Recovery of income taxes	(1,290)	(5,581)	4,291	76.9%
Net loss(2),(3)	(3,126)	(102)	(3,024)	-2964.7%
Earnings attributable to non-controlling interests	48	306	(258)	-84.3%
Loss attributable to SunOpta Inc.	(3,174)	(408)	(2,766)	-677.9%
Dividends and accretion on Series A Preferred Stock	(1,974)	(1,954)	(20)	-1.0%

Loss attributable to common shareholders(4)	(5,148)	(2,362)	(2,786)	-118.0%

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

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
June 30, 2018
Segment operating income (loss)	2,965	4,762	(3,086)	4,641
Other income (expense), net	(637)	74	(20)	(583)
Earnings (loss) before the following	2,328	4,836	(3,106)	4,058

July 1, 2017
Segment operating income (loss)	7,913	4,679	(9,973)	2,619
Other expense, net	(2)	(265)	(340)	(607)
Earnings (loss) before the following	7,911	4,414	(10,313)	2,012

SUNOPTA INC.	35	June 30, 2018 10-Q

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

	Excluding flexible		Flexible
	resealable pouch		resealable pouch
	and nutrition bar		and nutrition bar		Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the quarter ended	$	$	$	$	$	$
June 30, 2018
Net earnings (loss)	(3,413)		287		(3,126)
Less: earnings attributable to non-controlling interests	(48)		-		(48)
Less: dividends and accretion of Series A Preferred Stock	(1,974)		-		(1,974)
Earnings (loss) attributable to common shareholders	(5,435)	(0.06)	287	-	(5,148)	(0.06)

Adjusted for:
Equipment start-up costs(a)	730		-		730
Costs related to the Value Creation Plan(b)	669		(30)		639
Product withdrawal and recall costs(c)	122		-		122
Other(d)	122		-		122
Recovery of product withdrawal costs(e)	(1,200)		-		(1,200)
Net income tax effect(f)	(258)		8		(250)
Adjusted earnings (loss)	(5,250)	(0.06)	265	-	(4,985)	(0.06)

July 1, 2017
Net earnings (loss)	1,305		(1,407)		(102)
Add: earnings attributable to non-controlling interests	(306)		-		(306)
Less: dividends and accretion of Series A Preferred Stock	(1,954)		-		(1,954)
Loss attributable to common shareholders	(955)	(0.01)	(1,407)	(0.02)	(2,362)	(0.03)

Adjusted for:
Costs related to the Value Creation Plan(g)	7,688		-		7,688
Other(d)	182		-		182
Net income tax effect(f)	(6,254)		-		(6,254)
Adjusted earnings (loss)	661	0.01	(1,407)	(0.02)	(746)	(0.01)

(a)	Reflects costs related to the start-up of new roasting equipment, which were recorded in cost of goods sold.

(b)

Reflects professional fees of $0.3 million recorded in selling, general and administrative (“SG&A”) expenses; and asset impairment, facility closure and employee termination costs of $0.3 million recorded in other expense, all related to the Value Creation Plan.

(c)	Reflects product withdrawal and recall costs not eligible for reimbursement under our insurance policies, which were recorded in other expense.

(d)	Other included the accretion of contingent consideration obligations and gain/loss on the sale of assets, which were recorded in other expense/income.

(e)

Reflects the recovery from a third-party supplier of $1.2 million of costs we incurred relating to the withdrawal of certain consumer- packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(f)

Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 26% for the two quarters ended June 30, 2018 (July 1, 2017 – 30%) on adjusted earnings before tax.

SUNOPTA INC.	36	June 30, 2018 10-Q

(g)

Reflects facility closure costs of $0.3 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment, relocation and retention costs of $7.0 million recorded in SG&A expenses; and employee termination costs of $0.4 million recorded in other expense, all related to the Value Creation Plan.

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

(3)

We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe are useful to investors’ understanding of our operating profitability by excluding non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation and asset impairment charges, as well as other unusual items that affect the comparability of operating performance. We also use these measures to review and assess our progress under the Value Creation Plan, and to assess operating performance in connection with our employee incentive programs. In addition, we are subject to certain restrictions on incurring additional indebtedness based on availability and metrics that include in their calculation a measure of EBITDA. We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)). The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of flexible resealable pouch and nutrition bar operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

	Excluding flexible	Flexible
	resealable pouch	resealable pouch
	and nutrition bar	and nutrition bar	Consolidated
For the quarter ended	$	$	$
June 30, 2018
Net earnings (loss)	(3,413)	287	(3,126)
Recovery of income taxes	(1,391)	101	(1,290)
Interest expense, net	8,474	-	8,474
Other expense (income), net	613	(30)	583
Total segment operating income	4,283	358	4,641
Depreciation and amortization	8,189	-	8,189
Stock-based compensation	2,104	-	2,104
Equipment start-up costs(a)	730	-	730
Costs related to Value Creation Plan(b)	300	-	300
Recovery of product withdrawal costs(c)	(1,200)	-	(1,200)
Adjusted EBITDA	14,406	358	14,764

July 1, 2017
Net loss	1,305	(1,407)	(102)
Recovery of income taxes	(4,681)	(900)	(5,581)
Interest expense, net	7,695	-	7,695
Other expense, net	607	-	607
Total segment operating income (loss)	4,926	(2,307)	2,619
Depreciation and amortization	7,941	226	8,167
Stock-based compensation(d)	1,337	-	1,337
Costs related to Value Creation Plan(b)	7,263	-	7,263
Adjusted EBITDA	21,467	(2,081)	19,386

(a)	Reflects costs related to the start-up of new roasting equipment, which were recorded in cost of goods sold.

(b)

For the second quarter of 2018, reflects professional fees of $0.3 million recorded in SG&A expenses. For the second quarter of 2017, reflects facility closure costs of $0.3 million recorded in cost of goods sold and consulting fees, temporary labor, employee recruitment, relocation and retention costs of $7.0 million recorded in SG&A expenses.

(c)

Reflects the recovery from a third-party supplier of $1.2 million of costs we incurred relating to the withdrawal of certain consumer- packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(d)

For the second quarter of 2017, stock-based compensation of $1.3 million was recorded in SG&A expenses. The reversal of $0.1 million of previously recognized stock-based compensation, related to forfeited awards of employees that were terminated in connection with the Value Creation Plan, was recognized in other expense.

Although we use adjusted EBITDA as a measure to assess the performance of our business and for the other purposes set forth above, this measure has limitations as analytic tools, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest payments on our indebtedness;

•	adjusted EBITDA does not include the recovery/payment of taxes, which is a necessary element of our operations;

SUNOPTA INC.	37	June 30, 2018 10-Q

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

Revenues for the quarter ended June 30, 2018 decreased by 5.1% to $319.3 million from $336.5 million for the quarter ended July 1, 2017. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $14.7 million), changes in commodity-related pricing (a decrease in revenues of $4.7 million) and foreign exchange rates (an increase in revenues of $4.1 million), revenues decreased by 0.6% in the second quarter of 2018, compared with the second quarter of 2017. The decrease in revenues on an adjusted basis reflected the exit from certain domestically-sourced grain varieties in 2017, lower milled corn volumes, and a soft sunflower market. In addition, the decrease in revenues reflected lower sales of frozen fruit and fruit ingredient products due to lower consumer demand, reduced distribution to certain customers, and timing of deliveries to a significant foodservice customer. These decreases were offset by increased demand for organic ingredients and higher volumes of beverage and fruit snack products.

Gross profit decreased $7.3 million, or 17.6%, to $34.3 million for the quarter ended June 30, 2018, compared with $41.7 million for the quarter ended July 1, 2017. Global Ingredients accounted for $6.8 million of the decrease in gross profit, which was largely due to the impact of foreign exchange and commodity price movements on certain contracts within the Netherlands-based operations of our international organic ingredients platform. During the second quarter of 2018, we recognized a $4.3 million foreign exchange loss on U.S. dollar-denominated raw material purchase contracts, compared with a foreign exchange gain of $3.7 million in the second quarter of 2017, which reflected a significant strengthening of the U.S. dollar versus the euro in the second quarter of 2018, compared with a significant weakening of the U.S. dollar versus the euro in the second quarter of 2017. Partially offsetting this, gross profit for the second quarter of 2018 included a gain of $1.8 million on commodity futures contracts used to hedge our organic cocoa position, compared with a gain of $0.2 million in the second quarter of 2017. To hedge our physical long organic cocoa position, we sell futures contracts to manage exposure to changes in cocoa prices. The higher gain in the second quarter of 2018, compared with the second quarter of 2017, reflected a steeper decline in the price of cocoa, together with an increased ownership position of organic cocoa relating to the expansion of our cocoa processing operations in the Netherlands. Consumer Products accounted for $0.5 million of the decrease in gross profit, reflecting lower sales volume and pricing, as well as higher costs of manufacturing in frozen fruit. These factors were mostly offset by increased volumes and plant efficiencies in our beverage and snack operations, as well as operational savings from the discontinuance of flexible resealable pouch and nutrition bar production.

As a percentage of revenues, gross profit for the quarter ended June 30, 2018 was 10.8% compared to 12.4% for the quarter ended July 1, 2017, a decrease of 1.6% . The gross profit percentage for the second quarter of 2018 would have been approximately 10.6%, excluding the recovery of $1.2 million of previously-incurred product withdrawal costs from a third-party supplier, partially offset by start-up costs of $0.7 million related to new roasting equipment for domestically-sourced grains and seeds. The gross profit percentage for the second quarter of 2017 would have been approximately 12.5%, excluding the impact of facility closure costs under the Value Creation Plan of $0.3 million. On an adjusted basis, the gross profit percentage reflected the net negative impact of the foreign exchange and commodity hedging results described above, as well as lower pricing for frozen fruit and unfavorable costs and utilization in manufacturing due to a later start to the strawberry pack season. These factors were partially offset by improved margins in the healthy beverage and snacks platforms, reflecting favorable plant utilization due to higher production volumes to meet sales demand and productivity-driven cost savings, as well as improved seasonal readiness and other productivity initiatives within our frozen fruit operations. In addition, we gained operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017.

SUNOPTA INC.	38	June 30, 2018 10-Q

Total segment operating income for the quarter ended June 30, 2018 increased by $2.0 million, or 77.2%, to $4.6 million, compared with total segment operating income of $2.6 million for the quarter ended July 1, 2017. The increase in segment operating income reflected that the lower overall gross profit, as described above, was more than offset by a $8.1 million decrease in SG&A expenses and a decline in quarter-over-quarter foreign exchange losses of $1.2 million (including a $3.0 million decrease mainly related to forward currency contracts within our international organic ingredient operations, which partially offset the foreign exchange movement within gross profit). The decrease in SG&A expenses mainly reflected a quarter-over-quarter reduction in consulting fees and temporary labor costs ($4.6 million), and employee recruitment, relocation and retention costs ($2.1 million) associated with the Value Creation Plan, as well as lower employee-related compensation costs in the second quarter of 2018, compared with the second quarter of 2017. Excluding SG&A costs related to the Value Creation Plan, as well as those items identified above affecting gross profit, segment operating income as a percentage of revenues on an adjusted basis would have been 1.4% for the second quarter of 2018, compared with 2.9% for the second quarter of 2017.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended June 30, 2018 of $0.6 million mainly reflected facility closure costs and asset impairment charges related to the sale of our Wahpeton, North Dakota, roasted snack facility ($0.2 million) and employee termination costs ($0.1 million), all associated with the Value Creation Plan. Other expense for the quarter ended July 1, 2017 of $0.6 mainly reflected employee termination costs associated with the Value Creation Plan.

Interest expense increased by $0.8 million to $8.5 million for the quarter ended June 30, 2018, compared with $7.7 million for the quarter ended July 1, 2017. Interest expense included the amortization debt issuance costs of $0.6 million in each of the second quarters of 2018 and 2017. The quarter-over-quarter increase in interest expense primarily reflected higher borrowings under our line of credit facilities to fund increased working capital requirements and settle costs incurred under the Value Creation Plan, together with an increase in weighted-average interest rates.

We recognized a recovery of income tax of $1.3 million for the quarter ended June 30, 2018, compared with $5.6 million for the quarter ended July 1, 2017. The effective tax rate was 29.2% for the second quarter of 2018, compared with 98.2% for the second quarter of 2017. The effective tax rate for the second quarter of 2017, reflected the impact on the jurisdictional mix of earnings of higher than anticipated costs to be incurred in the U.S. related to the Value Creation Plan.

On a consolidated basis, we realized a loss attributable to common shareholders of $5.1 million (diluted loss per share of $0.06) for the quarter ended June 30, 2018, compared with a loss attributable to common shareholders of $2.4 million (diluted loss per share of $0.03) for the quarter ended July 1, 2017.

For the quarter ended June 30, 2018, adjusted loss was $5.0 million, or $0.06 per diluted share, on a consolidated basis, compared with adjusted loss of $0.7 million, or $0.01 per diluted share, on a consolidated basis for the quarter ended July 1, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted loss was $5.3 million, or $0.06 per diluted share, for the quarter ended June 30, 2018, compared with adjusted earnings of $0.7 million, or $0.01 per diluted share, for the quarter ended July 1, 2017. Adjusted EBITDA for the quarter ended June 30, 2018 was $14.8 million on a consolidated basis, compared with $19.4 million on a consolidated basis for the quarter ended July 1, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted EBITDA for the quarter ended June 30, 2018 was $14.4 million, compared with $21.5 million for the quarter ended July 1, 2017. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	39	June 30, 2018 10-Q

Segmented Operations Information

Global Ingredients
For the quarter ended	June 30, 2018	July 1, 2017	Change	% Change

Revenues	$146,685	$146,126	$559	0.4%
Gross Profit	13,464	20,284	(6,820)	-33.6%
Gross Profit %	9.2%	13.9%		-4.7%

Operating Income	$2,965	$7,913	$(4,948)	-62.5%
Operating Income %	2.0%	5.4%		-3.4%

Global Ingredients contributed $146.7 million in revenues for the quarter ended June 30, 2018, compared to $146.1 million for the quarter ended July 1, 2017, an increase of $0.6 million, or 0.4% . Excluding the impact on revenues of changes including foreign exchange rates and commodity-related pricing (an increase in revenues of $1.4 million), Global Ingredients revenues decreased approximately 0.6% . The table below explains the increase in revenue:

Global Ingredients Revenue Changes
Revenues for the quarter ended July 1, 2017	$146,126
Increased volumes of internationally-sourced organic ingredients including oils, cocoa, coffee, fruits and vegetables, offset by decreased volumes of animal feed	6,449
Favorable foreign exchange impact on euro-denominated sales due to a weaker U.S. dollar period-over-period	4,074
Increased commodity pricing for domestically-sourced soy, corn and feed, partially offset by lower pricing for sunflower	24
Decreased volumes of specialty soy (due to tighter supply in 2018 and exit from certain varieties in 2017), lower milled corn volumes, and soft sunflower market	(7,309)
Decreased commodity pricing for internationally-sourced organic ingredients	(2,679)
Revenues for the quarter ended June 30, 2018	$146,685

Gross profit in Global Ingredients decreased by $6.8 million to $13.5 million for the quarter ended June 30, 2018 compared to $20.3 million for the quarter ended July 1, 2017, and the gross profit percentage decreased by 4.7% to 9.2% . The decrease in gross profit percentage was primarily due to the unfavorable foreign exchange impact on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations, partially offset by the favorable cocoa hedging result. The decrease in gross profit percentage also reflected reduced sunflower pricing and operating inefficiencies within our sunflower operations due to lower production volumes, the loss of higher margin milled corn volumes, and startup costs related to new roasting equipment for domestically-sourced grains and seeds, partially offset by improved margins on organic cocoa. The table below explains the decrease in gross profit:

SUNOPTA INC.	40	June 30, 2018 10-Q

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended July 1, 2017	$20,284
Unfavorable foreign exchange impact on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations — partially offset by decrease in foreign exchange losses on forward currency contracts included below in operating income — less a favorable cocoa commodity hedging result, due to a decrease in the market price for cocoa in the second quarter of 2018	(6,488)
Lower volumes and pricing for sunflower and lower volumes of higher margin milled corn, as well as start-up costs related to new roasting equipment	(777)
Higher volumes and pricing spreads for certain internationally-sourced organic ingredients, including cocoa, fruits, vegetables, oils, nuts and coffee, partially offset by seeds and animal feed, as well as start-up costs related to the expansion of our cocoa facility in the Netherlands	445
Gross profit for the quarter ended June 30, 2018	$13,464

Operating income in Global Ingredients decreased by $4.9 million, or 62.5%, to $3.0 million for the quarter ended June 30, 2018, compared to $7.9 million for the quarter ended July 1, 2017. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended July 1, 2017	$7,913
Decrease in gross profit, as explained above	(6,820)
Unfavorable foreign exchange impact on euro-denominated SG&A expenses and higher employee-related compensation costs	(1,474)
Decrease in foreign exchange losses primarily related to forward currency contracts in our international organic ingredient operations	3,049
Decrease in corporate cost allocations	297
Operating income for the quarter ended June 30, 2018	$2,965

Looking forward, we believe Global Ingredients is well positioned in the growing organic food and non-GMO categories. We intend to focus our efforts on (i) growing our organic sourcing and supply capabilities, making certified organic ingredients a larger proportion of our overall sales; (ii) making strategic investments in key product categories that we believe will drive higher volume ingredient solutions for our customers; and (iii) leveraging our international sourcing and supply capabilities internally, and forward and backward integrating where opportunities exist. In the near-term, we expect continued softness in the sunflower category over the course of the second half of 2018. We have also experienced delays in the operational startup of the new roasting equipment at the Crookston facility, which could impact our ability to meet existing customer demand for roasted products, and our ability to achieve potential new business wins in the second half of 2018. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our ingredient expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

SUNOPTA INC.	41	June 30, 2018 10-Q

Consumer Products
For the quarter ended	June 30, 2018	July 1, 2017	Change	% Change

Revenues	$172,623	$190,328	$(17,705)	-9.3%
Gross Profit	20,882	21,378	(496)	-2.3%
Gross Profit %	12.1%	11.2%		0.9%

Operating Income	$4,762	$4,679	$83	1.8%
Operating Income %	2.8%	2.5%		0.3%

Consumer Products contributed $172.6 million in revenues for the quarter ended June 30, 2018, compared to $190.3 million for the quarter ended July 1, 2017, a $17.7 million, or 9.3% decrease. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $14.7 million) and changes in raw fruit commodity-related pricing (a decrease in revenues of $2.0 million), Consumer Products revenues decreased approximately 0.6% . The table below explains the decrease in revenues:

Consumer Products Revenue Changes
Revenues for the quarter ended July 1, 2017	$190,328
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(14,703)
Lower volumes and pricing of frozen fruit and fruit ingredients, reflecting declines in consumer consumption trends, lower distribution to certain customers, and the timing of deliveries to a significant foodservice customer	(4,939)
Higher volumes of non-dairy aseptic beverage products into the foodservice and retail channels, partially offset by lower volumes of premium juice products	1,266
Higher volumes of fruit snack products	671
Revenues for the quarter ended June 30, 2018	$172,623

Gross profit in Consumer Products decreased by $0.5 million to $20.9 million for the quarter ended June 30, 2018 compared to $21.4 million for the quarter ended July 1, 2017, and the gross profit percentage increased by 0.9% to 12.1%. The increase in the gross profit percentage reflected improved margins in the healthy beverage and snacks platforms, reflecting favorable plant utilization, due to higher production volumes to meet sales demand, and productivity-driven cost savings, as well as improved seasonal readiness and other productivity initiatives within our frozen fruit operations, and the recovery of $1.2 million of previously-incurred product withdrawal costs from a third-party supplier. In addition, we gained operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017. These factors were partially offset by lower pricing for frozen fruit, unfavorable costs and utilization in manufacturing due to a later start to the strawberry pack season, and higher handling, labor, storage and freight costs. The table below explains the decrease in gross profit:

Consumer Products Gross Profit Changes
Gross profit for the quarter ended July 1, 2017	$21,378
Lower pricing of frozen fruit and volumes of fruit ingredients, as well as an unfavorable costs and utilization in manufacturing, partially offset by productivity-driven cost savings and recovery of previously-incurred product withdrawal costs	(6,296)
Higher sales volumes, plant utilization and productivity improvement for aseptic beverage and fruit snack products, partially offset by higher processing and supply chain costs for premium juice products	3,480
Operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017	2,320
Gross profit for the quarter ended June 30, 2018	$20,882

SUNOPTA INC.	42	June 30, 2018 10-Q

Operating income in Consumer Products increased by $0.1 million, or 1.8%, to $4.8 million for the quarter ended June 30, 2018, compared to $4.7 million for the quarter ended July 1, 2017. The table below explains the increase in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended July 1, 2017	$4,679
Decrease in gross profit, as explained above	(496)
Higher employee-related compensation costs and unfavorable foreign exchange on international operations	(1,280)
Decrease in corporate cost allocations	1,859
Operating income for the quarter ended June 30, 2018	$4,762

Looking forward we believe Consumer Products remains well-positioned in markets with long-term growth potential. However, a continued decline in consumer consumption of frozen fruit, and/or an inability to successfully convert on our sales opportunity pipeline, could adversely affect the near-term performance of Consumer Products. We intend to focus our efforts on (i) leveraging our new sales and marketing resources to create greater channel specific focus on retail and foodservice to increase opportunities to diversify our portfolio and drive incremental sales volume; (ii) continuing to invest in our facilities to enhance quality, safety, capacity, and manufacturing efficiency to drive both incremental sales and cost reduction; (iii) executing procurement and supply chain cost reduction initiatives focused on leveraging our buying power and creating increased network efficiency in our planning and logistics efforts; and (iv) leveraging our innovation capabilities to bring new value-added packaged products and processes to market and to increase our capacity utilization across Consumer Products. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, availability of raw material supply, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Corporate Services
For the quarter ended	June 30, 2018	July 1, 2017	Change	% Change

Operating Loss	$(3,086)	$(9,973)	$6,887	69.1%

Operating loss at Corporate Services decreased by $6.9 million to $3.1 million for the quarter ended June 30, 2018, from a loss of $10.0 million for the quarter ended July 1, 2017. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended July 1, 2017	$(9,973)
Lower non-structural third-party consulting costs and employee recruitment, relocation and retention costs associated with the Value Creation Plan	6,701
Lower employee-related compensation and other non-compensation costs	3,905
Decrease in corporate cost allocations to SunOpta operating segments	(2,156)
Unfavorable foreign exchange impact on foreign currency transactions	(796)
Increased stock-based compensation costs as a result of a change in our long-term incentive plan in the second quarter of 2017	(767)
Operating loss for the quarter ended June 30, 2018	$(3,086)

SUNOPTA INC.	43	June 30, 2018 10-Q

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

Consolidated Results of Operations for the two quarters ended June 30, 2018 and July 1, 2017

For the two quarters ended	June 30, 2018	July 1, 2017	Change	Change
	$	$	$	%
Revenues
Global Ingredients	283,016	272,768	10,248	3.8%
Consumer Products	348,944	393,717	(44,773)	-11.4%
Total revenues	631,960	666,485	(34,525)	-5.2%

Gross profit
Global Ingredients	28,099	35,380	(7,281)	-20.6%
Consumer Products	39,931	44,981	(5,050)	-11.2%
Total gross profit	68,030	80,361	(12,331)	-15.3%

Segment operating income (loss)(1)
Global Ingredients	6,067	12,114	(6,047)	-49.9%
Consumer Products	8,078	11,177	(3,099)	-27.7%
Corporate Services	(7,841)	(23,628)	15,787	66.8%
Total segment operating income (loss)	6,304	(337)	6,641	1970.6%

Other expense, net	181	6,050	(5,869)	-97.0%

Earnings (loss) before the following	6,123	(6,387)	12,510	195.9%
Interest expense, net	16,694	15,449	1,245	8.1%
Recovery of income taxes	(2,983)	(10,550)	7,567	71.7%
Net loss(2),(3)	(7,588)	(11,286)	3,698	32.8%
Earnings (loss) attributable to non-controlling interests	(51)	520	(571)	-109.8%
Loss attributable to SunOpta Inc.	(7,537)	(11,806)	4,269	36.2%
Dividends and accretion on Series A Preferred Stock	(3,941)	(3,894)	(47)	-1.2%

Loss attributable to common shareholders(4)	(11,478)	(15,700)	4,222	26.9%

(1)

The following table presents a reconciliation of segment operating income/loss to earnings/loss before the following, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the “Consolidated Results of Operations for the Quarters Ended June 30, 2018 and July 1, 2017” table regarding the use of this non-GAAP measure).

	Global	Consumer	Corporate	Consol-
	Ingredients	Products	Services	idated
For the two quarters ended	$	$	$	$
June 30, 2018
Segment operating income (loss)	6,067	8,078	(7,841)	6,304
Other expense, net	(1,252)	1,217	(146)	(181)
Earnings (loss) before the following	4,815	9,295	(7,987)	6,123

July 1, 2017
Segment operating income (loss)	12,114	11,177	(23,628)	(337)
Other expense, net	(113)	(4,745)	(1,192)	(6,050)
Earnings (loss) before the following	12,001	6,432	(24,820)	(6,387)

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

SUNOPTA INC.	44	June 30, 2018 10-Q

(2)

The following table presents a reconciliation of adjusted earnings/loss from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the “Consolidated Results of Operations for the Quarters Ended June 30, 2018 and July 1, 2017” table regarding the use of this non-GAAP measure). In addition, in recognition of our exit from flexible resealable pouch and nutrition bar product lines and operations (as described above under “Value Creation Plan”), we have prepared this table in a columnar format to present the effect of these operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

	Excluding flexible		Flexible
	resealable pouch		resealable pouch
	and nutrition bar		and nutrition bar		Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the two quarters ended	$	$	$	$	$	$
June 30, 2018
Net loss	(6,891)		(697)		(7,588)
Less: loss attributable to non-controlling interests	51		-		51
Less: dividends and accretion of Series A Preferred Stock	(3,941)		-		(3,941)
Loss attributable to common shareholders	(10,781)	(0.12)	(697)	(0.01)	(11,478)	(0.13)

Adjusted for:
Costs related to the Value Creation Plan(a)	1,653		1,181		2,834
Equipment start-up costs(b)	730		-		730
Product withdrawal and recall costs(c)	445		-		445
Other(d)	115		-		115
Fair value adjustment on contingent consideration(e)	(2,500)		-		(2,500)
Recovery of product withdrawal costs(f)	(1,200)		-		(1,200)
Net income tax effect(g)	(37)		(307)		(344)
Adjusted earnings (loss)	(11,575)	(0.13)	177	-	(11,398)	(0.13)

July 1, 2017
Net loss	(8,665)		(2,621)		(11,286)
Add: earnings attributable to non-controlling interests	(520)		-		(520)
Less: dividends and accretion of Series A Preferred Stock	(3,894)		-		(3,894)
Loss attributable to common shareholders	(13,079)	(0.15)	(2,621)	(0.03)	(15,700)	(0.18)

Adjusted for:
Costs related to the Value Creation Plan(h)	24,971		-		24,971
Product withdrawal and recall costs(i)	1,008		-		1,008
Other(d)	(127)		-		(127)
Net income tax effect(g)	(11,786)		-		(11,786)
Adjusted earnings (loss)	987	0.01	(2,621)	(0.03)	(1,634)	(0.02)

(a)

Reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses; and asset impairment, facility closure and employee termination costs of $2.1 million recorded in other expense, all related to the Value Creation Plan.

(b)	Reflects costs related to the start-up of new roasting equipment, which were recorded in cost of goods sold.

(c)	Reflects product withdrawal and recall costs not eligible for reimbursement under our insurance policies, which were recorded in other expense.

(d)	Other included the accretion of contingent consideration obligations and gain/loss on the sale of assets, which were recorded in other expense/income.

(e)

Reflects a fair value adjustment of $2.5 million to reduce the expected contingent consideration that may be payable in 2019 under an earn- out arrangement with the former unitholders of Citrusource LLC (“Citrusource”) (which we acquired in March 2015), based on the projected results for the business in fiscal 2018, which was recorded in other income.

(f)

Reflects the recovery from a third-party supplier of $1.2 million of costs we incurred relating to the withdrawal of certain consumer- packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(g)

Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 26% for the two quarters ended June 30, 2018 (July 1, 2017 – 30%) on adjusted earnings before tax.

(h)

Reflects facility closure costs of $0.6 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment, relocation and retention costs of $18.4 million recorded in SG&A expenses; and asset impairment and employee termination costs of $5.9 million recorded in other expense, all related to the Value Creation Plan.

SUNOPTA INC.	45	June 30, 2018 10-Q

(i)

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

(3)

The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the “Consolidated Results of Operations for the Quarters Ended June 30, 2018 and July 1, 2017” table regarding the use of this non-GAAP measure). In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of flexible resealable pouch and nutrition bar operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

	Excluding flexible	Flexible
	resealable pouch	resealable pouch
	and nutrition bar	and nutrition bar	Consolidated
For the two quarters ended	$	$	$
June 30, 2018
Net loss	(6,891)	(697)	(7,588)
Recovery of income taxes	(2,738)	(245)	(2,983)
Interest expense, net	16,694	-	16,694
Other expense (income), net	(1,000)	1,181	181
Total segment operating income	6,065	239	6,304
Depreciation and amortization	16,330	-	16,330
Stock-based compensation	4,275	-	4,275
Equipment start-up costs(a)	730	-	730
Costs related to Value Creation Plan(b)	713	-	713
Recovery of product withdrawal costs(c)	(1,200)	-	(1,200)
Adjusted EBITDA	26,913	239	27,152

July 1, 2017
Net loss	(8,665)	(2,621)	(11,286)
Recovery of income taxes	(8,875)	(1,675)	(10,550)
Interest expense, net	15,449	-	15,449
Other expense, net	6,050	-	6,050
Total segment operating income (loss)	3,959	(4,296)	(337)
Depreciation and amortization	15,896	451	16,347
Stock-based compensation(d)	2,465	-	2,465
Costs related to Value Creation Plan(b)	19,073	-	19,073
Product withdrawal and recall costs(e)	729	-	729
Adjusted EBITDA	42,122	(3,845)	38,277

(a)	Reflects costs related to the start-up of new roasting equipment, which were recorded in cost of goods sold.

(b)

For the first half of 2018, reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; and professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses. For the first half of 2017, reflects facility closure costs of $0.6 million recorded in cost of goods sold and consulting fees, temporary labor, employee recruitment, relocation and retention costs of $18.4 million recorded in SG&A expenses.

(c)

Reflects the recovery from a third-party supplier of $1.2 million of costs we incurred relating to the withdrawal of certain consumer- packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(d)

For the first half of 2017, stock-based compensation of $2.5 million was recorded in SG&A expenses. The reversal of $0.3 million of previously recognized stock-based compensation, related to forfeited awards of employees that were terminated in connection with the Value Creation Plan, was recognized in other expense.

(e)

Reflects the estimated lost gross profit caused by the recall of certain sunflower kernel products of $0.7 million, which reflected the shortfall in revenues in the first quarter of 2017 against first quarter 2016 volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million.

(4)

Refer to footnote (4) to the “Consolidated Results of Operations for the Quarters Ended June 30, 2018 and July 1, 2017” table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the two quarters ended June 30, 2018 decreased by 5.2% to $632.0 million from $666.5 million for the two quarters ended July 1, 2017. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $27.4 million), changes in commodity-related pricing (a decrease in revenues of $11.9 million) and foreign exchange rates (an increase in revenues of $11.8 million), revenues decreased by 1.1% in the first half of 2018, compared with the first half of 2017. The decrease in revenues on an adjusted basis reflected lower sales of frozen fruit and fruit ingredient products due to lower consumer demand, reduced distribution to certain customers, and timing of deliveries to a significant foodservice customer. In addition, the decrease in revenues reflected the exit from certain domestically-sourced grain varieties in 2017, lower milled corn volumes, and a soft sunflower market. These decreases were offset by increased demand for organic ingredients and higher volumes of beverage and fruit snack products.

SUNOPTA INC.	46	June 30, 2018 10-Q

Gross profit decreased $12.3 million, or 15.3%, to $68.0 million for the two quarters ended June 30, 2018, compared with $80.4 million for the two quarters ended July 1, 2017. Global Ingredients accounted for $7.3 million of the decrease in gross profit, which was largely due to the impact of foreign exchange and commodity price movements on certain contracts within the Netherlands-based operations of our international organic ingredients platform. During the first half of 2018, we recognized a $4.1 million foreign exchange loss on U.S. dollar-denominated raw material purchase contracts, compared with a foreign exchange gain of $4.3 million in the first half of 2017, which reflected a significant strengthening of the U.S. dollar versus the euro in the first half of 2018, compared with a significant weakening of the U.S. dollar versus the euro in the first half of 2017. In addition, gross profit for the first half of 2018 included a loss of $1.7 million on commodity futures contracts used to hedge our organic cocoa position, compared with a gain of $0.3 million in the first half of 2017. To hedge our physical long organic cocoa position, we sell futures contracts to manage exposure to changes in cocoa prices. The loss in the first half of 2018, compared with the gain in the first half of 2017, reflected an increase in the market price for cocoa in the first half of 2018, together with an increased ownership position of organic cocoa relating to the expansion of our cocoa processing operations in the Netherlands, compared with a decline in the market price in the first half of 2017. These factors were partially offset within Global Ingredients by higher volumes and pricing spread on sales of organic cocoa products. Consumer Products accounted for $5.0 million of the decrease in gross profit, reflecting lower sales volume and pricing, as well as higher costs of manufacturing and yield losses in frozen fruit. These factors were partially offset by increased volumes and plant efficiencies in our beverage and snack operations, as well as operational savings from the discontinuance of flexible resealable pouch and nutrition bar production.

As a percentage of revenues, gross profit for the two quarters ended June 30, 2018 was 10.8% compared to 12.1% for the two quarters ended July 1, 2017, a decrease of 1.3% . The gross profit percentage for the first half of 2018 would have been approximately 10.7%, excluding the recovery of $1.2 million of previously-incurred product withdrawal costs from a third-party supplier, partially offset by start-up costs of $0.7 million related to new roasting equipment for domestically-sourced grains and seeds, and the write-down of $0.1 million of remaining flexible resealable pouch and nutrition bar inventories. The gross profit percentage for the first half of 2017 would have been approximately 12.2%, excluding the impact of the lost margin caused by the sunflower recall of $0.7 million, and facility closure costs under the Value Creation Plan of $0.6 million. The decrease in the gross profit percentage on an adjusted basis reflected lower pricing for frozen fruit, as well as an unfavorable costs and utilization in manufacturing due to a later start to the strawberry pack season, as well as higher yield losses due to lower quality raw fruit. These factors were partially offset by improved margins in the healthy beverage and snacks platforms, reflecting favorable plant utilization due to higher production volumes to meet sales demand, productivity-driven cost savings, as well as improved seasonal readiness and other productivity initiatives within our frozen fruit operations. In addition, we achieved higher pricing spreads on sales of organic cocoa products and gained operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017.

Total segment operating income for the two quarters ended June 30, 2018 increased by $6.6 million to $6.3 million, compared with a total segment operating loss of $0.3 million for the two quarters ended July 1, 2017. The increase in segment operating income reflected that the lower overall gross profit, as described above, was more than offset by a $18.1 million decrease in SG&A expenses and a decline in year-over-year foreign exchange losses of $0.8 million (including a $2.3 million decrease mainly related to forward currency contracts within our international organic ingredient operations, which partially offset the foreign exchange movement within gross profit. The decrease in SG&A expenses mainly reflected a year-over-year reduction in consulting fees and temporary labor costs ($14.2 million), and employee recruitment, relocation and retention costs ($3.7 million) associated with the Value Creation Plan, as well as lower employee-related compensation costs in the first half of 2018, compared with the first half of 2017. Excluding SG&A costs related to the Value Creation Plan, as well as those items identified above affecting gross profit, segment operating income as a percentage of revenues on an adjusted basis would have been 1.0% for the first half of 2018, compared with 2.9% for the first half of 2017.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under “Segmented Operations Information”.

Other expense for the two quarters ended June 30, 2018 of $0.2 million mainly reflected by facility closure costs and asset impairment charges related to closure of our nutrition bar facility and sale of the Wahpeton roasted snack facility ($1.8 million) and employee termination costs ($0.4 million), all associated with the Value Creation Plan, offset by a $2.5 million reduction to the remaining contingent consideration obligation that arose from our acquisition of Citrusource in 2015. Other expense for the two quarters ended July 1, 2017 of $6.1 mainly reflected asset impairments related to the closure of our San Bernardino, California, juice facility ($3.7 million) and employee termination costs ($2.2 million), all associated with the Value Creation Plan.

SUNOPTA INC.	47	June 30, 2018 10-Q

Interest expense increased by $1.3 million to $16.7 million for the two quarters ended June 30, 2018, compared with $15.4 million for the two quarters ended July 1, 2017. Interest expense included the amortization debt issuance costs of $1.2 million and $1.1 million in the first half of 2018 and 2017, respectively. The year-over-year increase in interest expense primarily reflected higher borrowings under our line of credit facilities to fund increased working capital requirements and settle costs incurred under the Value Creation Plan, together with an increase in weighted-average interest rates.

We recognized a recovery of income tax of $3.0 million for the two quarters ended June 30, 2018, compared with $10.6 million for the two quarters ended July 1, 2017. The effective tax rate was 28.2% for the first half of 2018, which reflected the impact of the reduction in the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, compared with 48.3% for the first half of 2017, which reflected the impact on the jurisdictional mix of earnings of higher than anticipated costs incurred in the U.S. related to the Value Creation Plan.

On a consolidated basis, we realized a loss attributable to common shareholders of $11.5 million (diluted loss per share of $0.13) for the two quarters ended June 30, 2018, compared with a loss attributable to common shareholders of $15.7 million (diluted loss per share of $0.18) for the two quarters ended July 1, 2017.

For the two quarters ended June 30, 2018, adjusted loss was $11.4 million, or $0.13 per diluted share, on a consolidated basis, compared with adjusted loss of $1.6 million, or $0.02 per diluted share, on a consolidated basis for the two quarters ended July 1, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted loss was $11.6 million, or $0.13 per diluted share, for the two quarters ended June 30, 2018, compared with adjusted earnings of $1.0 million, or $0.01 per diluted share, for the two quarters ended July 1, 2017. Adjusted EBITDA for the two quarters ended June 30, 2018 was $27.2 million on a consolidated basis, compared with $38.3 million on a consolidated basis for the two quarters ended July 1, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted EBITDA for the two quarters ended June 30, 2018 was $26.9 million, compared with $42.1 million for the two quarters ended July 1, 2017. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients
For the two quarters ended	June 30, 2018	July 1, 2017	Change	% Change

Revenues	$283,016	$272,768	$10,248	3.8%
Gross Profit	28,099	35,380	(7,281)	-20.6%
Gross Profit %	9.9%	13.0%		-3.1%

Operating Income	$6,067	$12,114	$(6,047)	-49.9%
Operating Income %	2.1%	4.4%		-2.3%

Global Ingredients contributed $283.0 million in revenues for the two quarters ended June 30, 2018, compared to $272.8 million for the two quarters ended July 1, 2017, an increase of $10.2 million, or 3.8% . Excluding the impact on revenues of changes including foreign exchange rates and commodity-related pricing (an increase in revenues of $5.9 million), Global Ingredients revenues increased approximately 1.6% . The table below explains the increase in revenue:

SUNOPTA INC.	48	June 30, 2018 10-Q

Global Ingredients Revenue Changes
Revenues for the two quarters ended July 1, 2017	$272,768
Increased volumes of internationally-sourced organic ingredients including cocoa, oils, grains and coffee	19,376
Favorable foreign exchange impact on euro-denominated sales due to a weaker U.S. dollar period-over-period	11,777
Decreased volumes of specialty soy (due to tighter supply in 2018 and exit from certain varieties in 2017), lower milled corn volumes, and soft sunflower market	(15,070)
Decreased commodity pricing for internationally-sourced organic ingredients	(5,683)
Decreased commodity pricing for domestically-sourced sunflower, partially offset by higher pricing for corn, soy and feed	(152)
Revenues for the two quarters ended June 30, 2018	$283,016

Gross profit in Global Ingredients decreased by $7.3 million to $28.1 million for the two quarters ended June 30, 2018 compared to $35.4 million for the two quarters ended July 1, 2017, and the gross profit percentage decreased by 3.1% to 9.9% . The decrease in gross profit percentage was primarily due to the unfavorable foreign exchange impact on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations, as well as the unfavorable cocoa hedging result. The decrease in gross profit percentage on an adjusted basis also reflected reduced sunflower pricing and operating inefficiencies within our sunflower operations due to lower production volumes, the loss of higher margin milled corn volumes, and start-up costs related to new roasting equipment for domestically-sourced grains and seeds, partially offset by improved margins on organic cocoa. The table below explains the decrease in gross profit:

Global Ingredients Gross Profit Changes
Gross profit for the two quarters ended July 1, 2017	$35,380
Unfavorable foreign exchange impact on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations — partially offset by decrease in foreign exchange losses on forward currency contracts included below in operating income — plus an unfavorable cocoa commodity hedging result, due to an increase in the market price for cocoa in the first half of 2018	(10,304)
Lower volumes and pricing for sunflower and lower volumes of higher margin milled corn, as well as start-up costs related to new roasting equipment	(1,532)
Higher volumes and pricing spreads for certain internationally-sourced organic ingredients, including cocoa, fruits, vegetables, oils, nuts and coffee, partially offset by seeds and animal feed, as well as start-up costs related to the expansion of our cocoa facility in the Netherlands	4,555
Gross profit for the two quarters ended June 30, 2018	$28,099

Operating income in Global Ingredients decreased by $6.0 million, or 49.9%, to $6.1 million for the two quarters ended June 30, 2018, compared to $12.1 million for the two quarters ended July 1, 2017. The table below explains the decrease in operating income:

SUNOPTA INC.	49	June 30, 2018 10-Q

Global Ingredients Operating Income Changes
Operating income for the two quarters ended July 1, 2017	$12,114
Decrease in gross profit, as explained above	(7,281)
Unfavorable foreign exchange impact on euro-denominated SG&A expenses and higher employee-related compensation costs	(1,711)
Decrease in foreign exchange losses primarily related to forward currency contracts in our international organic ingredient operations	2,282
Decrease in corporate cost allocations	663
Operating income for the two quarters ended June 30, 2018	$6,067

Consumer Products
For the two quarters ended	June 30, 2018	July 1, 2017	Change	% Change

Revenues	$348,944	$393,717	$(44,773)	-11.4%
Gross Profit	39,931	44,981	(5,050)	-11.2%
Gross Profit %	11.4%	11.4%		0.0%

Operating Income %	$8,078	$11,177	$(3,099)	-27.7%
Operating Income %	2.3%	2.8%		-0.5%

Consumer Products contributed $348.9 million in revenues for the two quarters ended June 30, 2018, compared to $393.7 million for the two quarters ended July 1, 2017, a $44.8 million, or 11.4% decrease. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $27.4 million) and changes in raw fruit commodity-related pricing (a decrease in revenues of $6.1 million), Consumer Products revenues decreased approximately 3.1% . The table below explains the decrease in revenues:

Consumer Products Revenue Changes
Revenues for the two quarters ended July 1, 2017	$393,717
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(27,446)
Lower volumes and pricing of frozen fruit and fruit ingredients, reflecting declines in consumer consumption trends, lower distribution to certain customers, and the timing of deliveries to a significant foodservice customer	(25,798)
Higher volumes of non-dairy aseptic beverage products into the foodservice and retail channels, partially offset by lower volumes of premium juice products	5,274
Higher volumes of fruit snack products	3,197
Revenues for the two quarters ended June 30, 2018	$348,944

Gross profit in Consumer Products decreased by $5.1 million to $39.9 million for the two quarters ended June 30, 2018 compared to $45.0 million for the two quarters ended July 1, 2017, and the gross profit percentage remained unchanged at 11.4% . The gross profit percentage reflected lower pricing for frozen fruit, as well as an unfavorable costs and utilization in manufacturing due to a later start to the strawberry pack season, yield losses due to lower quality raw fruit, and higher handling, labor, storage and freight costs, partially offset by improved seasonal readiness and other productivity initiatives within our frozen fruit operations, as well as the recovery of $1.2 million of previously-incurred product withdrawal costs from a third-party supplier. In addition, we achieved improved margins in the healthy beverage and snacks platforms, reflecting favorable plant utilization, due to higher production volumes to meet sales demand, and productivity-driven cost savings. We also gained operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017. The table below explains the decrease in gross profit:

SUNOPTA INC.	50	June 30, 2018 10-Q

Consumer Products Gross Profit Changes
Gross profit for the two quarters ended July 1, 2017	$44,981
Lower pricing of frozen fruit and volumes of fruit ingredients, as well as an unfavorable costs and utilization in manufacturing, as well as higher yield losses, partially offset by productivity-driven cost savings and recovery of previously-incurred product withdrawal costs	(17,149)
Higher sales volumes, plant utilization and productivity improvement for aseptic beverage and fruit snack products, partially offset by higher processing and supply chain costs for premium juice products	8,159
Operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017	3,940
Gross profit for the two quarters ended June 30, 2018	$39,931

Operating income in Consumer Products decreased by $3.1 million, or 27.7%, to $8.1 million for the two quarters ended June 30, 2018, compared to $11.2 million for the two quarters ended July 1, 2017. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the two quarters ended July 1, 2017	$11,177
Decrease in gross profit, as explained above	(5,050)
Higher employee-related compensation costs and unfavorable foreign exchange on international operations	(1,767)
Decrease in corporate cost allocations	3,718
Operating income for the two quarters ended June 30, 2018	$8,078

Corporate Services
For the two quarters ended	June 30, 2018	July 1, 2017	Change	% Change

Operating Loss	$(7,841)	$(23,628)	$15,787	66.8%

Operating loss at Corporate Services decreased by $15.8 million to $7.8 million for the two quarters ended June 30, 2018, from a loss of $23.6 million for the two quarters ended July 1, 2017. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended July 1, 2017	$(23,628)
Lower non-structural third-party consulting costs and employee recruitment, relocation and retention costs associated with the Value Creation Plan	17,826
Lower employee-related compensation and other non-compensation costs	4,884
Decrease in corporate cost allocations to SunOpta operating segments	(4,381)
Increased stock-based compensation costs as a result of a change in our long-term incentive plan in the second quarter of 2017	(1,810)
Unfavorable foreign exchange impact on foreign currency transactions	(732)
Operating loss for the two quarters ended June 30, 2018	$(7,841)

SUNOPTA INC.	51	June 30, 2018 10-Q

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

As at June 30, 2018, we had outstanding borrowings of $277.3 million and approximately $43 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 6(1) to the unaudited consolidated financial statements included in this report.

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the “Notes”). As at June 30, 2018, the outstanding principal amount of the Notes was $223.5 million, following the principal repayment of $7.5 million in October 2017. For more information on the Notes, see note 6(2) to the unaudited consolidated financial statements included in this report.

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

SUNOPTA INC.	52	June 30, 2018 10-Q

Cash Flows

Second Quarter of 2018 Compared to Second Quarter of 2017

Net cash and cash equivalents decreased $0.8 million in the second quarter of 2018 to $2.1 million as at June 30, 2018, compared with $2.9 million at March 31, 2018.

Cash used in operating activities was $34.2 million in the second quarter of 2018, compared with $25.8 million in the second quarter of 2017, an increase in cash used of $8.4 million. Due to the timing of seasonal fruit purchases, it is normal to see heavy cash use for working capital in the second quarter of each fiscal year. In addition, the increase in cash used in the second quarter of 2018, compared with the second quarter of 2017, reflected larger purchases of organic cocoa to supply the second roasting and processing line at our cocoa facility in the Netherlands, as well as the later timing of the fruit harvest in 2018, compared with 2017.

Cash used in investing activities was $10.0 million in the second quarter of 2018, compared with $6.8 million in the second quarter of 2017, an increase in cash used of $3.2 million. This increase reflected higher capital expenditures in the second quarter of 2018, which included the expansion of our aseptic beverage, roasted snack and frozen fruit processing capabilities, as well as the completion of the second cocoa line.

Cash provided by financing activities was $43.5 million in the second quarter of 2018, compared with $32.5 million in the second quarter of 2017, an increase in cash provided of $11.0 million. This increase mainly reflected higher borrowings under our line of credit facilities in the second quarter of 2018, which included borrowings to fund the increased working capital requirements and higher capital spending.

First Half of 2018 Compared to First Half of 2017

Net cash and cash equivalents decreased $1.1 million in the first half of 2018 to $2.1 million as at June 30, 2018, compared with $3.2 million as at December 30, 2017.

Cash used in operating activities was $26.7 million in the first half of 2018, compared with $6.3 million in the first half of 2017, an increase in cash used of $20.4 million. This increase reflected the higher level of organic cocoa purchases in the first half of 2018, and later timing of the fruit harvest in 2018 compared with 2017, as well as the immediate cash benefit generated in the first half of 2017 from working capital efficiency initiatives implemented under the Value Creation Plan. These increases were partially offset by lower cash settlement of costs incurred under the Value Creation Plan in the first half of 2018, compared with the first half of 2017.

Cash used in investing activities was $16.0 million in the first half of 2018, compared with $15.5 million in the first half of 2017, an increase in cash used of $0.5 million. This increase reflected higher capital expenditures in the first half of 2018, including the expansion of our aseptic beverage, roasted snack and frozen fruit processing capabilities, completion of the second cocoa line, and implementation of an enterprise resource planning system at our Mexican frozen fruit facility.

Cash provided by financing activities was $41.7 million in the first half of 2018, compared with $23.9 million in the first half of 2017, an increase in cash provided of $17.8 million. This increase mainly reflected higher borrowings under our line of credit facilities in the first half of 2018, including borrowings to fund the increased working capital requirements.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since December 30, 2017.

SUNOPTA INC.	53	June 30, 2018 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended June 30, 2018. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	54	June 30, 2018 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see note 12 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in Item 1A “Risk Factors” of our Annual Report on Form 10-K for the year ended December 30, 2017. Except for the risk factor updated below, there have been no material changes to the previously-reported risk factors as of the date of this quarterly report. Our previously reported risk factors, together with the updated risk factor below, should be carefully reviewed in connection with an evaluation of our Company.

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

The current U.S. administration has expressed strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and it is possible the administration could impose import duties or other restrictions on products, components or raw materials sourced from those countries, which may include countries from which we import components or raw materials. Any such import duties or restrictions could have a material adverse effect on our business, results of operations or financial condition. Moreover, these new tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. Certain foreign governments have instituted or are considering imposing trade sanctions on certain U.S. goods. Other foreign governments are considering the imposition of sanctions that will deny U.S. companies access to critical raw materials. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the economic environments in which we operate and, thus, to adversely impact our businesses.

In addition, the U.S. administration is currently in negotiations with representatives from Canada and Mexico to renew the North American Free Trade Agreement (“NAFTA”). Any changes to NAFTA could impact our Mexican and Canadian operations, which could adversely affect our operating results and our business.

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

Item 6. Exhibits

The following exhibits are included as part of this report.

10.1†	Letter Agreement, dated March 28, 2018, between Robert McKeracher and SunOpta Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2018).

31.1*	Certification by David Colo, President and Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

SUNOPTA INC.	55	June 30, 2018 10-Q

32*	Certifications by David Colo, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	56	June 30, 2018 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 8, 2018	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	57	June 30, 2018 10-Q