Form 10-Q
period 2018-09-29
SunOpta Inc.
filed 2018-11-07
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________.

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

Yes [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes [  ]      No [X]

The number of the registrant’s common shares outstanding as of November 2, 2018 was 87,375,667.

SUNOPTA INC.
FORM 10-Q
For the Quarterly Period Ended September 29, 2018

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q (“Form 10-Q”) to the “Company”, “SunOpta”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States (“U.S.”) dollars (“$”), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars (“C$”), euros (“€”) and Mexican pesos (“M$”). As at September 29, 2018, the closing rates of exchange for the Canadian dollar, euro and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7725, €1.1602 and M$0.0532. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on management’s current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “target”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “can”, “could”, “would”, “should”, “may”, “might”, “plan”, “will”, “may”, “predict”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; the anticipated benefits of our Value Creation Plan, including the estimated amount and timing of adjusted earnings before income taxes, depreciation and amortization (“EBITDA”) enhancements; our intention to exit businesses or product lines where we are not effectively positioned; the expected increased capacity resulting from our aseptic capacity expansion at our Allentown, Pennsylvania, aseptic beverage facility, and the associated cost and timing; the expected completion date of commissioning and increased capacity from our new roasting equipment at Crookston, Minnesota; proposed construction of new cold storage facility at Santa Maria, California; improved revenue growth and profitability as a result of our customer and product mix optimization efforts; expected enhancements resulting from and timing of implementation of our new demand planning system; the estimated timeframe for achieving overall capacity utilization of 85% for our aseptic manufacturing facilities; the ability to remain on track to deliver additional new products in the fourth quarter; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	2	September 29, 2018 10-Q

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties. Forward-looking statements by their nature involve known and unknown risks and uncertainties and other factors that may cause actual results and outcomes to differ materially depending on a variety of factors. We believe these factors include, but are not limited to, the following:

•	failure or inability to implement our value creation strategies to achieve anticipated benefits;

•	conflicts of interest between our significant investors and our other stakeholders;

•	disruptions to our business caused by shareholder activism;

•	product liability suits, recalls and threatened market withdrawals that may arise or be brought against us;

•	food safety concerns and instances of food-borne illnesses that could harm our business;

•	litigation and regulatory enforcement concerning marketing and labeling of food products;

•	significant food and health regulations to which we are subject;

•	ability to obtain additional capital as required to maintain current growth rates;

•	the potential for impairment charges in goodwill or other intangible assets;

•	the highly competitive industry in which we operate;

•	that our customers may choose not to buy products from us;

•	the potential loss of one or more key customers;

•	changes and difficulty in predicting consumer preferences for natural and organic food products;

•	our ability to effectively manage our supply chain;

•	volatility in the prices of raw materials and energy;

•	the availability of organic and non-genetically modified ingredients;

•	unfavorable growing and operating conditions due to adverse weather conditions;

•	an interruption at one or more of our manufacturing facilities;

•	technology failures that could disrupt our operations and negatively impact our business;

•	the potential for data breaches and the need to comply with data privacy and protection laws and regulations;

•	the loss of service of our key management;

SUNOPTA INC.	3	September 29, 2018 10-Q

•	labor shortages or increased labor costs;

•	technological innovation by our competitors;

•	ability to protect our intellectual property and proprietary rights;

•	changes in laws or regulations governing foreign trade or taxation;

•	agricultural policies that influence our operations;

•	substantial environmental regulation and policies to which we are subject;

•	the enactment of climate change laws;

•	fluctuations in exchange rates, interest rates and the prices of certain commodities;

•	exposure to our international operations;

•	increased vulnerability to economic downturns and adverse industry conditions due to our level of indebtedness;

•	restrictions under the terms of our debt and equity instruments on how we may operate our business;

•	our ability to renew our revolving asset-based credit facility (the “Global Credit Facility”) when it becomes due on February 10, 2021;

•	ability to meet the financial covenants under the Global Credit Facility or to obtain necessary waivers from our lenders;

•	our ability to effectively manage our growth and integrate acquired companies;

•	our ability to achieve the estimated benefits or synergies to be realized from business acquisitions;

•	exposure to unknown liabilities arising from business acquisitions;

•	unexpected disruptions in our business, including disruptions resulting from business acquisitions;

•	our ability to successfully consummate possible future divestitures of businesses;

•	volatility of our operating results and share price;

•	that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;

•

dilution in the value of our common shares through the exchange of convertible preferred stock, exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities; and

•	impact of the publication of industry analyst research or reports about our business on the value of our common shares.
SUNOPTA INC.	4	September 29, 2018 10-Q

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

SUNOPTA INC.	5	September 29, 2018 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	$	$	$	$
Revenues	308,371	320,713	940,331	987,198
Cost of goods sold	274,243	284,258	838,173	870,382
Gross profit	34,128	36,455	102,158	116,816
Selling, general and administrative expenses	27,220	26,102	82,456	99,413
Intangible asset amortization	2,754	2,817	8,293	8,429
Other expense, net (note 9)	1,136	5,972	1,317	12,022
Foreign exchange loss (gain)	(368)	2,575	583	4,350
Earnings (loss) before the following	3,386	(1,011)	9,509	(7,398)
Interest expense, net	8,792	8,371	25,486	23,820
Loss before income taxes	(5,406)	(9,382)	(15,977)	(31,218)
Recovery of income taxes	(870)	(3,499)	(3,853)	(14,049)
Net loss	(4,536)	(5,883)	(12,124)	(17,169)
Earnings attributable to non-controlling interests	70	144	19	664
Loss attributable to SunOpta Inc.	(4,606)	(6,027)	(12,143)	(17,833)
Dividends and accretion on Series A Preferred Stock (note 7)	(1,981)	(1,954)	(5,922)	(5,848)
Loss attributable to common shareholders	(6,587)	(7,981)	(18,065)	(23,681)
Loss per share (note 10)
Basic	(0.08)	(0.09)	(0.21)	(0.27)
Diluted	(0.08)	(0.09)	(0.21)	(0.27)
Weighted-average common shares outstanding (000s) (note 10)
Basic	87,168	86,541	86,982	86,232
Diluted	87,168	86,541	86,982	86,232

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	September 29, 2018 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Loss
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	$	$	$	$

Net loss	(4,536)	(5,883)	(12,124)	(17,169)

Other comprehensive earnings (loss), net of income taxes
Changes related to cash flow hedges (note 4)
Unrealized gains, net	-	155	384	1,568
Reclassification of net losses (gains) to earnings	25	(107)	(79)	(1,311)
Net changes related to cash flow hedges	25	48	305	257
Currency translation adjustment	(639)	1,459	(1,836)	4,954
Other comprehensive earnings (loss), net of income taxes	(614)	1,507	(1,531)	5,211

Comprehensive loss	(5,150)	(4,376)	(13,655)	(11,958)

Comprehensive earnings attributable to non-controlling interests	72	52	159	617

Comprehensive loss attributable to SunOpta Inc.	(5,222)	(4,428)	(13,814)	(12,575)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	September 29, 2018 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at September 29, 2018 and December 30, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	September 29, 2018	December 30, 2017
	$	$

ASSETS
Current assets
Cash and cash equivalents	1,857	3,228
Accounts receivable	131,924	125,152
Inventories (note 5)	378,758	354,978
Prepaid expenses and other current assets	27,026	33,213
Income taxes recoverable	11,545	12,006
Total current assets	551,110	528,577

Property, plant and equipment	168,889	163,624
Goodwill	109,281	109,533
Intangible assets	163,731	172,059
Deferred income taxes	362	363
Other assets	5,786	8,017

Total assets	999,159	982,173

LIABILITIES
Current liabilities
Bank indebtedness (note 6)	278,688	234,090
Accounts payable and accrued liabilities	158,918	161,364
Customer and other deposits	789	4,901
Income taxes payable	3,093	1,351
Other current liabilities	1,485	818
Current portion of long-term debt (note 6)	2,003	2,228
Current portion of long-term liabilities	4,505	5,300
Total current liabilities	449,481	410,052

Long-term debt (note 6)	225,007	225,805
Long-term liabilities	2,202	8,352
Deferred income taxes	11,862	15,850
Total liabilities	688,552	660,059

Series A Preferred Stock (note 7)	81,015	80,193

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized, 87,200,239 shares issued (December 30, 2017 - 86,757,334)	312,970	308,899
Additional paid-in capital	30,929	28,006
Accumulated deficit	(107,102)	(89,291)
Accumulated other comprehensive loss (note 8)	(8,939)	(7,268)
	227,858	240,346
Non-controlling interests	1,734	1,575
Total equity	229,592	241,921

Total equity and liabilities	999,159	982,173

Commitments and contingencies (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	September 29, 2018 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
			Additional		other com-	Non-
			paid-in	Accumulated	prehensive	controlling
	Common shares		capital	deficit	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at December 30, 2017	86,757	308,899	28,006	(89,291)	(7,268)	1,575	241,921

Employee stock purchase plan	75	483	-	-	-	-	483
Stock incentive plan	368	3,588	(2,898)	-	-	-	690
Withholding taxes on stock-based awards	-	-	(574)	-	-	-	(574)
Stock-based compensation	-	-	6,395	-	-	-	6,395
Dividends on Series A Preferred Stock (note 7)	-	-	-	(5,100)	-	-	(5,100)
Accretion on Series A Preferred Stock (note 7)	-	-	-	(822)	-	-	(822)
Net loss	-	-	-	(12,143)	-	19	(12,124)
Currency translation adjustment	-	-	-	-	(1,976)	140	(1,836)
Cash flow hedges, net of income taxes of $130 (note 4)	-	-	-	-	305	-	305
Cumulative effect of adoption of new revenue accounting standard (note 1)	-	-	-	254	-	-	254

Balance at September 29, 2018	87,200	312,970	30,929	(107,102)	(8,939)	1,734	229,592

					Accumulated
			Additional		other com-	Non-
			paid-in	Retained	prehensive	controlling
	Common shares		capital	earnings	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2016	85,744	300,426	25,522	53,838	(13,104)	2,731	369,413

Employee stock purchase plan	40	281	-	-	-	-	281
Stock incentive plan	889	7,612	(3,212)	-	-	-	4,400
Stock-based compensation	-	-	4,133	-	-	-	4,133
Dividends on Series A Preferred Stock	-	-	-	(5,100)	-	-	(5,100)
Accretion on Series A Preferred Stock	-	-	-	(748)	-	-	(748)
Net loss	-	-	-	(17,833)	-	664	(17,169)
Currency translation adjustment	-	-	-	-	5,001	(47)	4,954
Cash flow hedges, net of income taxes of $110	-	-	-	-	257	-	257
Acquisition of non-controlling interests	-	-	214	-	(82)	(1,869)	(1,737)

Balance at September 30, 2017	86,673	308,319	26,657	30,157	(7,928)	1,479	358,684

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	September 29, 2018 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	$	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net loss	(4,536)	(5,883)	(12,124)	(17,169)
Items not affecting cash:
Depreciation and amortization	8,171	8,254	24,501	24,601
Amortization of debt issuance costs	598	613	1,806	1,751
Deferred income taxes	(1,706)	(3,425)	(3,857)	(13,340)
Stock-based compensation	2,120	1,995	6,395	4,133
Unrealized loss (gain) on derivative contracts (note 4)	2,110	754	867	(475)
Fair value of contingent consideration (note 9)	25	83	(2,348)	287
Impairment of long-lived assets (note 3)	-	4,467	409	8,190
Other	36	55	(111)	(46)
Changes in non-cash working capital (note 11)	3,664	(18,006)	(31,771)	(25,319)
Net cash flows from operations	10,482	(11,093)	(16,233)	(17,387)

Investing activities
Purchases of property, plant and equipment	(7,758)	(6,527)	(24,921)	(22,694)
Proceeds from sale of assets (note 3)	707	475	1,437	776
Payments received on note from sale of business	1,006	39	1,236	39
Acquisition of non-controlling interests	-	(1,737)	-	(1,737)
Other	-	(34)	159	330
Net cash flows from investing activities	(6,045)	(7,784)	(22,089)	(23,286)

Financing activities
Increase (decrease) under line of credit facilities (note 6)	(2,716)	19,222	47,478	48,571
Borrowings under long-term debt (note 6)	-	417	-	417
Repayment of long-term debt (note 6)	(557)	(564)	(1,494)	(1,680)
Payment of cash dividends on Series A Preferred Stock (note 7)	(1,700)	(1,700)	(5,100)	(4,991)
Proceeds from the exercise of stock options and employee share purchases, net of withholding taxes paid	359	1,052	599	4,681
Payment of debt issuance costs	-	(206)	-	(206)
Payment of contingent consideration (note 4)	-	-	(4,399)	(4,330)
Other	(44)	13	(89)	(290)
Net cash flows from financing activities	(4,658)	18,234	36,995	42,172
Foreign exchange gain (loss) on cash held in a foreign currency	(9)	41	(44)	105

Increase (decrease) in cash and cash equivalents in the period	(230)	(602)	(1,371)	1,604

Cash and cash equivalents - beginning of the period	2,087	3,457	3,228	1,251

Cash and cash equivalents - end of the period	1,857	2,855	1,857	2,855

Non-cash financing activity
Accrued cash dividends on Series A Preferred Stock (note 7)	(1,700)	(1,700)	(1,700)	(1,700)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
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

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended September 29, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 29, 2018 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 30, 2017, except as described below under “Recent Accounting Pronouncements – Adoption of New Accounting Standards”. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2017.

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

SUNOPTA INC.	11	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Company adopted ASC Topic 606 using the modified retrospective approach, which resulted in a cumulative-effect adjustment of $0.3 million to opening accumulated deficit as at December 31, 2017, related to the recognition of $4.8 million of bill-and-hold revenue deferred under previous U.S. GAAP. The change in the timing of the recognition of bill-and-hold revenue did not have a material impact on the Company’s consolidated statement of operations for the quarter and three quarters ended September 29, 2018 or consolidated balance sheet as at September 29, 2018.

See note 2 for additional disclosures under ASC Topic 606.

Recently Issued Accounting Standards, Not Adopted as at September 29, 2018

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, a comprehensive new standard that amends various aspects of legacy accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability for leases with a duration of greater than one year. The guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11 to provide a transition option for entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented in the financial statements. Under this transition option, entities will continue to apply the legacy accounting guidance for leases, including disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. The Company will adopt ASU 2016-02, as amended, as at December 30, 2018 (the first day of fiscal 2019) and intends to elect the transition option provided under ASU 2018-11. With the assistance of a third party, the Company is in the process of compiling the required information from its significant operating lease contracts to determine the opening balances of the right-to-use assets and corresponding lease liabilities.

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

SUNOPTA INC.	12	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
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

The following table presents a disaggregation of the Company’s revenues based on categories used by the Company to evaluate sales performance:

SUNOPTA INC.	13	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	$	$	$	$
Global Ingredients
Internationally-sourced organic ingredients	97,499	96,038	302,373	275,442
North American-sourced grains and seeds	39,255	41,216	117,397	134,580
Total Global Ingredients	136,754	137,254	419,770	410,022

Consumer Products
Beverage products(1)	76,530	71,678	242,329	232,203
Frozen fruit products(2)	80,446	88,768	240,052	274,172
Snack products(3)	14,641	23,013	38,180	70,801
Total Consumer Products	171,617	183,459	520,561	577,176

Total revenues	308,371	320,713	940,331	987,198

(1)	Includes aseptically-packaged products including non-dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters.
(2)	Includes individually quick frozen (“IQF”) fruit for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use.
(3)	Includes fruit snack offerings, as well as flexible resealable pouch and nutrition bar products, which were exited in 2017 (see note 3).

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

In 2017, further measures taken under the Value Creation Plan included the exits from flexible resealable pouch and nutrition bar product lines and operations (see below); the consolidation of grain operations and related closure of a grain-handling facility in Moorhead, Minnesota; and the consolidation of roasted snack operations and related closure of the Company’s Wahpeton, North Dakota, roasting facility (which was completed in the second quarter of 2018). In addition, the Company made organizational changes within its management and executive teams, along with new leadership to many corporate, commercial and operational functions. The Company also added new employees in the areas of quality, sales, marketing, operations and engineering, and made capital investments at several of its manufacturing facilities to enhance food safety and production efficiencies.

SUNOPTA INC.	14	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Flexible Resealable Pouch and Nutrition Bar Product Lines and Operations

As the flexible resealable pouch and nutrition bar product lines and operations do not qualify for presentation as discontinued operations, operating results from these activities were reported in continuing operations on the consolidated statements of operations for the current and comparative periods. For the quarters ended September 29, 2018 and September 30, 2017, revenues from sales of these product lines were $0.0 million and $13.5 million, respectively, and for the three quarters ended September 29, 2018 and September 30, 2017, revenues were $3.1 million and $44.1 million, respectively. Revenues reported from these operations for the quarter and three quarters ended September 29, 2018, related to the delivery of remaining inventories to customers under existing contracts at the time of exit. For the quarters ended September 29, 2018 and September 30, 2017, losses before income taxes from these operations were $0.0 million and $8.6 million, respectively. For the three quarters ended September 29, 2018 and September 30, 2017, losses before income taxes from these operations were $1.0 million and $12.9 million, respectively. For the three quarters ended September 29, 2018, the loss before income taxes from these operations included the recognition of the remaining lease obligation of $1.3 million related to the vacated nutrition bar processing facility. For the quarter and three quarters ended September 30, 2017, losses before income taxes from these operations included impairment charges for inventory ($1.3 million) and long-lived assets ($4.5 million) related to the exit activities, as well as employee termination costs of $1.4 million. These operations are included in the Consumer Products operating segment.

Costs Incurred Under the Value Creation Plan

The following table summarizes costs incurred under the Value Creation Plan for the three quarters ended September 29, 2018 and September 30, 2017:

	(a)	(b)	(c)
		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
September 29, 2018
Balance payable (receivable), December 30, 2017(1)	(700)	4,427	-	3,727
Costs incurred and charged to expense	1,867	600	410	2,877
Cash receipts (payments), net	1,191	(4,447)	(110)	(3,366)
Non-cash adjustments	(1,255)	-	-	(1,255)
Balance payable, September 29, 2018(1)	1,103	580	300	1,983
September 30, 2017
Balance payable, December 31, 2016	-	1,803	1,657	3,460
Costs incurred and charged to expense	10,111	9,312	15,804	35,227
Cash payments	(3,843)	(7,324)	(17,276)	(28,443)
Non-cash adjustments	(6,468)	567	-	(5,901)
Balance payable (receivable), September 30, 2017	(200)	4,358	185	4,343

(1)	Balance payable was included in accounts payable and accrued liabilities and balance receivable was included in accounts receivable on consolidated balance sheet.

(a)	Asset impairments and facility closure costs

For the three quarters ended September 29, 2018, costs incurred included the remaining lease obligation related to the vacated nutrition bar processing facility, and an additional impairment loss related to the Wahpeton roasting facility to reflect net proceeds of $0.7 million received on the sale of the facility. Net cash receipts also included proceeds on the sale of nutrition bar equipment of $0.7 million. Balance payable as at September 29, 2018, represents the remaining nutrition bar facility lease obligation, which extends until December 2020.

SUNOPTA INC.	15	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

For the three quarters ended September 30, 2017, costs incurred included the impairment charges for inventory and long-lived assets related to the exit from flexible resealable pouch and nutrition bar product lines and operations (as described above), as well as $3.7 million paid in the aggregate for the early buyout of the San Bernardino equipment leases and closure costs related to the San Bernardino facility prior to its disposal to the landlord. In exchange for the San Bernardino assets, the facility landlord released the Company from its remaining property lease obligation and paid proceeds of $0.2 million in December 2017.

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

The following table summarizes costs incurred since the inception of the Value Creation Plan to September 29, 2018:

		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Costs incurred and charged to expense	35,155	14,981	20,979	71,115
Cash payments, net	(9,555)	(14,824)	(20,679)	(45,058)
Non-cash adjustments	(24,497)	423	-	(24,074)
Balance payable, September 29, 2018	1,103	580	300	1,983

For the quarters and three quarters ended September 29, 2018 and September 30, 2017, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	Quarter ended		Three quarters ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	$	$	$	$
Cost of goods sold(1)	-	1,287	100	1,921
Selling, general and administrative expenses(2)	-	2,400	613	20,839
Other expense(3)	43	6,569	2,164	12,467
	43	10,256	2,877	35,227

SUNOPTA INC.	16	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
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

(3)

For the quarter ended September 29, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $nil (September 30, 2017 – $0.2 million); Consumer Products operating segment - $nil (September 30, 2017 – $6.4 million); and Corporate Services - $0.0 (September 30, 2017 – $0.0 million). For the three quarters ended September 29, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $0.7 million (September 30, 2017 – $0.2 million); Consumer Products operating segment - $1.3 million (September 30, 2017 – $11.2 million); and Corporate Services - $0.2 million (September 30, 2017 – $1.1 million).

4. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of September 29, 2018 and December 30, 2017:

	September 29, 2018
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Current asset	1,109	-	1,109	-
Long-term asset	4	-	4	-
Current liability	(1,485)	(387)	(1,098)	-
Long-term liability	(1)	-	(1)	-
Inventories carried at market(2)	1,700	-	1,700	-
Forward foreign currency contracts(3)
Not designated as hedging instruments	561	-	561	-
Contingent consideration(4)	(4,573)	-	-	(4,573)
Embedded derivative	2,532	-	-	2,532

	December 30, 2017
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Current asset	738	-	738	-
Current liability	(240)	(35)	(205)	-
Long-term liability	(4)	-	(4)	-
Inventories carried at market(2)	3,838	-	3,838	-
Forward foreign currency contracts(3)
Not designated as hedging instruments	(1,060)	-	(1,060)	-
Designated as hedging instruments	(435)	-	(435)	-
Contingent consideration(4)	(11,320)	-	-	(11,320)
Embedded derivative	2,690	-	-	2,690

(1)	Commodity futures and forward contracts

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

SUNOPTA INC.	17	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy, and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These contracts are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these contracts are included in cost of goods sold on the consolidated statement of operations. For the quarter ended September 29, 2018, the Company recognized a loss of $2.1 million (September 30, 2017 – loss of $0.1 million), and for the three quarters ended September 29, 2018, the Company recognized a loss of $0.9 million (September 30, 2017 – gain of $0.3 million), related to changes in the fair value of these contracts. Unrealized gains on short-term contracts are included in other current assets; and unrealized losses on short-term and long-term contracts are included in other current liabilities and long-term liabilities, respectively, on the consolidated balance sheets.

As at September 29, 2018, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	702	166
Forward commodity sale contracts	(609)	(705)
Commodity futures contracts	(230)	485

In addition, as at September 29, 2018, the Company had net open futures contracts to purchase 1,130 metric tons (“MT”) of cocoa (December 30, 2017 – 2,990 MT sold) and to purchase 238 MT of coffee (December 30, 2017 – 51 MT sold).

(2)	Inventories carried at market

The fair value of grain inventories carried at market is determined using quoted market prices from the Chicago Board of Trade (“CBoT”), as adjusted for differences in local markets, and broker or dealer quotes. As at September 29, 2018, the Company had 156,924 bushels of commodity corn and 73,953 bushels of commodity soybeans included in inventories carried at market. The fair value of these inventories is included in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on these inventories are included in cost of goods sold on the consolidated statements of operations. Inventories carried at market are included in inventories on the consolidated balance sheets.

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

SUNOPTA INC.	18	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(i)	Not designated as hedging instruments

As at September 29, 2018, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €17.0 million ($20.5 million). As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of these contracts are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended September 29, 2018, the Company recognized a gain of $0.2 million (September 30, 2017 – gain of $0.3 million), and for the three quarters ended September 29, 2018, the Company recognized a gain of $1.6 million (September 30, 2017 – loss of $2.6 million), related to changes in the fair value of these contracts. Unrealized gains and losses on these contracts are included in accounts receivable and accounts payable, respectively, on the consolidated balance sheets.

(ii)	Designated as hedging instruments

From time to time, the Company enters into forward foreign exchange contracts to sell U.S. dollars to buy Mexican pesos, as part of a hedging program to manage the variability of cash flows associated with a portion of forecasted purchases of raw fruit inventories denominated in Mexican pesos. As these contracts are designated as hedging instruments, the effective portion of the gains and losses on changes in the fair value of these contracts is included in other comprehensive earnings and reclassified to cost of goods sold in the same period the hedged transaction affects earnings, which is upon the sale of the inventories. For the quarter ended September 29, 2018, no amount (September 30, 2017 – gain of $0.2 million) was recognized in other comprehensive earnings related to changes in the fair value of open contracts. For the three quarters ended September 29, 2018, the Company recognized a net gain of $0.5 million (September 30, 2017 – gain of $2.3 million) in other comprehensive earnings related to changes in the fair value of open contracts. The Company reclassified from other comprehensive earnings to cost of goods sold realized losses on closed contracts of $0.0 million for the quarter ended September 29, 2018 and realized gains of $0.1 million for the three quarters ended September 29, 2018. For the quarter and three quarters ended September 30, 2017, the Company reclassified from other comprehensive earnings to cost of goods sold realized gains on closed contracts of $0.2 million and $1.0 million, respectively. In addition, in the first three quarters of 2017, the Company reclassified to foreign exchange loss an unrealized gain of $0.9 million related to the ineffective portion of the hedge. As at September 29, 2018, the Company had no open Mexican peso forward foreign exchange contracts.

(4)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to calculate the present value of those cash flows. The table below presents a reconciliation of contingent consideration obligations for the quarter and three quarters ended September 29, 2018 and September 30, 2017. These obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.

SUNOPTA INC.	19	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	$	$	$	$
Balance, beginning of period	(4,548)	(11,153)	(11,320)	(15,279)
Fair value adjustments(1)	(25)	(83)	2,348	(287)
Payments(2)	-	-	4,399	4,330
Balance, end of period	(4,573)	(11,236)	(4,573)	(11,236)

(1)

For the three quarters ended September 29, 2018, included an adjustment of $2.5 million to reduce the contingent consideration that may be payable in 2019 under an earn-out arrangement with the former unitholders of Citrusource, LLC (“Citrusource”) based on the projected results for the business in fiscal 2018. Citrusource was acquired by the Company in March 2011. In addition, for all periods presented, reflected the accretion for the time value of money. (See note 9.)

(2)

For the three quarters ended September 29, 2018, reflected the third installment payment of deferred consideration to the former unitholders of Citrusource. For the three quarters ended September 30, 2017, reflected the second installment payment related to Citrusource and payment of the remaining deferred consideration to a former shareholder of Organic Land Corporation OOD, which was acquired by the Company in December 2012.

SUNOPTA INC.	20	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5. Inventories

	September 29,	December 30,
	2018	2017
	$	$
Raw materials and work-in-process	273,745	262,527
Finished goods	108,596	92,489
Company-owned grain	6,112	9,937
Inventory reserves	(9,695)	(9,975)
	378,758	354,978

6. Bank Indebtedness and Long-Term Debt

	September 29,	December 30,
	2018	2017
	$	$
Bank indebtedness:
Global Credit Facility(1)	274,278	230,502
Bulgarian credit facility	4,410	3,588
	278,688	234,090

Long-term debt:
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $6,795 (December 30, 2017 - $7,716)(2)	216,703	215,782
Asset-backed term loan	3,221	3,600
Capital lease obligations	4,086	5,651
Other	3,000	3,000
	227,010	228,033
Less: current portion	2,003	2,228
	225,007	225,805

(1)	Global Credit Facility

On February 11, 2016, the Company entered into a five-year credit agreement for a senior secured asset-based revolving credit facility with a syndicate of banks in the maximum aggregate principal amount of $350.0 million, subject to borrowing base capacity (the “Global Credit Facility”). The Global Credit Facility is used to support the working capital and general corporate needs of the Company’s global operations, in addition to funding future strategic initiatives. The Global Credit Facility also includes borrowing capacity available for letters of credit and provides for borrowings on same-day notice, including swingline loans. Subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, the Company may request to increase the total lending commitments under the Global Credit Facility to a maximum aggregate principal amount not to exceed $450.0 million. Outstanding principal amounts under the Global Credit Facility are repayable in full on the maturity date of February 10, 2021.

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR, and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at September 29, 2018, the weighted-average interest rate on the facilities was 4.32% .

SUNOPTA INC.	21	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

On September 19, 2017, the Company entered into an amendment to the Global Credit Facility to add a $15.0 million U.S. asset-based credit subfacility (the “U.S. Subfacility”). On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility by $5.0 million. The entire $20.0 million available for borrowing under the U.S. Subfacility was fully drawn as of October 22, 2018.

Amortization payments on the aggregate principal amount of the U.S. Subfacility, as amended, are equal to $3.3 million payable at the end of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2019. Optional prepayment of borrowings under the U.S. Subfacility are not permitted until the first anniversary of the Effective Date and are subject to certain availability conditions. Borrowings repaid under the U.S. Subfacility may not be borrowed again.

Borrowings under the U.S. Subfacility bear interest at a margin over various reference rates. The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers’ acceptance rate borrowings. As at September 29, 2018, the applicable margin was 3.50% .

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

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the “Notes”). As at September 29, 2018, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017. Debt issuance costs are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum. The Notes will mature on October 9, 2022. Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

At any time after October 9, 2018, SunOpta Foods may redeem the Notes, in whole or in part, at a redemption price equal to 107.125% through October 8, 2019, 104.750% from October 9, 2019 through October 8, 2020, 102.375% from October 9, 2020 through October 8, 2021 and at par thereafter, plus accrued and unpaid interest, if any, to but excluding the date of redemption. Certain additional redemption rights were applicable prior to October 9, 2018.

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

SUNOPTA INC.	22	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
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

As at September 29, 2018, the estimated fair value of the outstanding Notes was approximately $240 million, based on quoted prices of the most recent over-the-counter transactions (Level 2).

7. Series A Preferred Stock

On October 7, 2016, the Company and SunOpta Foods entered into a subscription agreement (the “Subscription Agreement”) with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the “Investors”). Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Preferred Stock to the Investors for consideration in the amount of $85.0 million. In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Preferred Stock. At any time on or after October 7, 2021, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time. The carrying value of the Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to retained earnings/accumulated deficit over the period preceding October 7, 2021, which accretion amounted to $0.3 million and $0.3 million for the quarters ended September 29, 2018 and September 30, 2017, respectively, and $0.8 million and $0.7 million for the three quarters ended September 29, 2018 and September 30, 2017, respectively.

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

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025 and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. For the quarter and three quarters ended September 29, 2018, SunOpta Foods paid cash dividends on the Preferred Stock of $1.7 million and $5.1 million, respectively, and, for the quarter and three quarters ended September 30, 2017, SunOpta Foods paid cash dividends on the Preferred Stock of $1.7 million and $5.0 million, respectively. As at September 29, 2018, SunOpta Foods had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the “Exchange Price” and such quotient, the “Exchange Rate”). As at September 29, 2018, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on October 7, 2016 remain outstanding, or (ii) on or after October 7, 2019, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price.

SUNOPTA INC.	23	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In connection with the Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 (the “Special Voting Shares”) to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. As at September 29, 2018, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.5% voting interest in the Company. The Special Voting Shares are not transferable and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the “Board”) and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on October 7, 2016, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company, and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

8. Accumulated Other Comprehensive Loss

Net unrealized losses recorded in accumulated other comprehensive loss were as follows:

	September 29,	December 30,
	2018	2017
	$	$
Currency translation adjustment	(8,939)	(6,963)
Cash flow hedges, net of income taxes	-	(305)
	(8,939)	(7,268)

SUNOPTA INC.	24	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Other Expense (Income), Net

The components of other expense (income) were as follows:

	Quarter ended		Three quarters ended
	September	September	September	September
	29, 2018	30, 2017	29, 2018	30, 2017
	$	$	$	$
Impairment of long-lived assets and facility closure costs(1)	-	4,467	1,767	8,190
Product withdrawal and recall costs(2)	1,010	134	1,455	413
Employee termination costs(3)	43	2,052	397	4,227
Increase (decrease) in fair value of contingent consideration (see note 4(4))	25	83	(2,348)	287
Legal settlement(4)	-	(1,024)	-	(1,024)
Other	58	260	46	(71)
	1,136	5,972	1,317	12,022

(1)	Impairment of long-lived assets and facility closure costs

For the three quarters ended September 29, 2018, included the remaining lease obligation related to the vacated nutrition bar processing facility, and an additional impairment loss and closure costs related to the disposal of the Wahpeton roasting facility.

For the quarter ended September 30, 2017, represented the impairment of long-lived assets associated with the exit from flexible resealable pouch and nutrition bar product lines and operations. For the three quarters ended September 30, 2017, represented the loss on the disposal of the San Bernardino assets, including the cost of the early buyout of the equipment leases.

(2)	Product withdrawal and recall costs

For the quarters and three quarters ended September 29, 2018 and September 30, 2017, represented product withdrawal and recall costs that were not eligible for reimbursement under the Company’s insurance policies or exceeded the limits of those policies, including certain costs related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company during the second quarter of 2016.

(3)	Employee termination costs

For the quarters and three quarters ended September 29, 2018 and September 30, 2017, represented severance benefits, net of forfeitures of stock-based awards, and legal costs incurred in connection with the Value Creation Plan.

(4)	Legal settlement

In the second quarter of 2016, the Company recorded a charge of $9.0 million related to the settlement of a product recall dispute with a customer involving certain flexible resealable pouch products manufactured by the Company in 2013. The settlement amount included up to $4.0 million in rebates payable to the customer over a four-year period. In connection with the Company’s exit from its flexible resealable pouch product lines and operations, the Company and the customer agreed to an upfront cash settlement of the remaining rebate obligation, resulting in a recovery of $1.0 million recognized in the third quarter of 2017.

SUNOPTA INC.	25	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

10. Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	Quarter ended		Three quarters ended
	September	September	September	September
	29, 2018	30, 2017	29, 2018	30, 2017
Numerator for basic loss per share:
Loss attributable to SunOpta Inc.	$(4,606)	$(6,027)	$(12,143)	$(17,833)
Less: dividends and accretion on Series A Preferred Stock	(1,981)	(1,954)	(5,922)	(5,848)
Loss attributable to common shareholders	$(6,587)	$(7,981)	$(18,065)	$(23,681)

Denominator for basic loss per share:
Basic weighted-average number of shares outstanding	87,168	86,541	86,982	86,232

Basic loss per share	$(0.08)	$(0.09)	$(0.21)	$(0.27)

Numerator for diluted loss per share:
Loss attributable to SunOpta Inc.	$(4,606)	$(6,027)	$(12,143)	$(17,833)
Less: dividends and accretion on Series A Preferred Stock(1)	(1,981)	(1,954)	(5,922)	(5,848)
Loss attributable to common shareholders	$(6,587)	$(7,981)	$(18,065)	$(23,681)

Denominator for diluted loss per share:
Basic weighted-average number of shares outstanding	87,168	86,541	86,982	86,232
Dilutive effect of the following:
Series A Preferred Stock(1)	-	-	-	-
Stock options and restricted stock units(2)	-	-	-	-
Diluted weighted-average number of shares outstanding	87,168	86,541	86,982	86,232

Diluted loss per share	$(0.08)	$(0.09)	$(0.21)	$(0.27)

(1)

For the quarters and three quarters ended September 29, 2018 and September 30, 2017, it was more dilutive to assume the Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 11,333,333 Common Shares issuable on an if-converted basis.

(2)

For the quarter and three quarters ended September 29, 2018, stock options and restricted stock units to purchase or receive 625,167 (September 30, 2017 – 917,702) and 575,776 (September 30, 2017 – 850,013) Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share. In addition, for the quarter and three quarters ended September 29, 2018, options to purchase 1,864,830 (September 30, 2017 – 1,518,129) and 1,986,406 (September 30, 2017 – 2,488,826) Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price.

SUNOPTA INC.	26	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Supplemental Cash Flow Information

	Quarter ended		Three quarters ended
	September	September	September	September
	29, 2018	30, 2017	29, 2018	30, 2017
	$	$	$	$
Changes in non-cash working capital:
Accounts receivable	4,353	5,113	(2,608)	12,754
Inventories	3,777	15,100	(31,177)	9,187
Income tax recoverable/payable	(94)	(552)	2,113	(5,351)
Prepaid expenses and other current assets	7,404	(6,695)	6,350	(16,241)
Accounts payable and accrued liabilities	(8,367)	(30,455)	(2,336)	(23,760)
Customer and other deposits	(3,409)	(517)	(4,113)	(1,908)
	3,664	(18,006)	(31,771)	(25,319)

12. Commitments and Contingencies

Employment Matter

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (“Sunrise”) (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case includes claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class includes 10,611 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties attended mediation on October 12, 2017 and reached a general agreement to resolve the matter on a class-wide basis for $5.0 million. After negotiating the remaining details of the settlement, the parties obtained preliminary approval of the class action settlement on May 14, 2018. Settlement class members had until August 20, 2018, to opt out or object to the settlement terms. A final fairness hearing with the Court was held on September 17, 2018 and the settlement was granted final approval. Full payment of the settlement amount was made to the third-party settlement administrator in October 2018. The settlement amount was recorded in accounts payable and accrued liabilities on the consolidated balance sheet as at September 29, 2018. The Company recovered the full amount paid under the settlement through insurance coverage and an escrow account established in connection with the Company’s acquisition of Sunrise.

Product Recall

On November 20, 2017, Treehouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois titled Treehouse Foods, Inc. et al. v. SunOpta Grains and Food, Inc. The Company was served with the Summons and Complaint on January 24, 2018, and the plaintiffs filed an Amended Complaint on April 23, 2018 and a second Amended Complaint on October 12, 2018. The plaintiffs allege economic damages resulting from the Company’s 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for Listeria monocytogenes contamination. The case includes claims for breach of contract, express and implied warranties and product guarantees, negligence, strict liability, and indemnity seeking $16.2 million in damages. There are no allegations of personal injury. The Company is vigorously defending itself against these claims. The Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

SUNOPTA INC.	27	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
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

SUNOPTA INC.	28	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
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

•

Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptically-packaged products including non-dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks is focused on fruit snack offerings and included flexible resealable pouch and nutrition bar product lines that were exited in 2017.

Effective the first quarter of 2018, the Company transferred certain of its specialty ingredient operations from the Raw Material Sourcing and Supply operating segment to the Healthy Beverages platform of the Consumer Products operating segment. This realignment reflects a change in commercial responsibilities for these operations, and resulting changes in reporting and accountability to the Company’s Chief Executive Officer. These operations produce liquid bases, including for the Company’s non-dairy aseptic beverage operations, as well as spray-dried ingredients. For the quarter and three quarters ended September 30, 2017, these operations generated revenues of $3.3 million and $10.2 million, respectively, and gross profit of $0.4 million and $1.4 million, respectively. The segment information presented below for the quarter and three quarters ended September 30, 2017 has been restated to reflect this realignment.

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

SUNOPTA INC.	29	September 29, 2018 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 29, 2018 and September 30, 2017
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
		September 29, 2018
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	136,754	171,617	308,371
Segment operating income	5,304	3,319	8,623
Corporate Services			(4,101)
Other expense, net (see note 9)			(1,136)
Interest expense, net			(8,792)
Loss before income taxes			(5,406)

	Quarter ended
	September 30, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	137,254	183,459	320,713
Segment operating income	4,846	4,947	9,793
Corporate Services			(4,832)
Other expense, net (see note 9)			(5,972)
Interest expense, net			(8,371)
Loss before income taxes			(9,382)

	Three quarters ended
	September 29, 2018
	Global		Consumer
	Ingredients		Products	Consolidated
	$	$	$	$
Segment revenues from external customers	419,770		520,561	940,331
Segment operating income	11,371		11,397	22,768
Corporate Services				(11,942)
Other expense, net (see note 9)				(1,317)
Interest expense, net				(25,486)
Loss before income taxes				(15,977)

	Three quarters ended
	September 30, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	410,022	577,176	987,198
Segment operating income	16,960	16,124	33,084
Corporate Services			(28,460)
Other expense, net (see note 9)			(12,022)
Interest expense, net			(23,820)
Loss before income taxes			(31,218)

SUNOPTA INC.	30	September 29, 2018 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended September 29, 2018 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2017 (“Form 10-K”). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 7, 2018.

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

•

Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptically-packaged products including non-dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes individually quick frozen (“IQF”) fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks is focused on fruit snack offerings and included flexible resealable pouch and nutrition bar product lines that were exited in 2017.

SUNOPTA INC.	31	September 29, 2018 10-Q

Effective the first quarter of 2018, we transferred certain of our specialty ingredient operations from the Raw Material Sourcing and Supply operating segment to the Healthy Beverages platform of the Consumer Products operating segment. This realignment reflects a change in commercial responsibilities for these operations and resulting changes in reporting and accountability to our Chief Executive Officer. These operations produce liquid bases, including for our non-dairy aseptic beverage operations, as well as spray-dried ingredients. The segment information presented in this MD&A for the comparative periods has been restated to reflect this realignment.

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

Following the strategic partnership, with the assistance of Oaktree, we conducted a thorough review of our operations, management and governance, with the objective of maximizing our ability to deliver long-term value to our shareholders. As a product of this review our management and the Board of Directors developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Value Creation Plan is a broad-based initiative focused on increasing shareholder value through strategic investments made to the people and assets of the Company to deliver sustained profitable growth. We expect the Value Creation Plan to be implemented in phases and span several years.

We are targeting implementation of $30 million of productivity-driven annualized enhancements to adjusted EBITDA in the first phase of the plan, to be implemented over 2017 and 2018. For 2017, these adjusted EBITDA benefits were offset by expenses associated with the Value Creation Plan, including structural investments made in the areas of quality, sales, marketing, operations and engineering resources, as well as non-structural third-party consulting support, severance and recruiting costs. For 2018, these adjusted EBITDA benefits are expected to be offset by a decline in profitability for frozen fruit as a result of sales price reductions and higher costs. The Value Creation Plan also calls for increased investment in capital upgrades at several manufacturing facilities to continue to enhance food safety and manufacturing efficiencies. Over time, these investments are expected to yield additional improvement in adjusted EBITDA beyond the $30 million of initial productivity-driven savings. During the third quarter of 2018, we continued to make progress against each of the four pillars of the Value Creation Plan, and we believe we are on track to achieve targeted productivity enhancements, while continuing to make the necessary structural investments we believe will drive growth and deliver long-term value. Since the initiation of the Value Creation Plan, we have implemented actions that are expected to yield approximately $28 million of annualized adjusted EBITDA benefits.

Recent progress on each of the four pillars of the Value Creation Plan is highlighted below.

Portfolio Optimization

The focus of the portfolio optimization pillar is to simplify the business, investing where structural advantages exist, while exiting businesses or product lines where we are not effectively positioned. We have exited three lines of business and closed or consolidated five facilities since the launch of the Value Creation Plan, and we are continually evaluating our portfolio to ensure all businesses are strategically positioned to drive long-term value. Recent highlights include:

SUNOPTA INC.	32	September 29, 2018 10-Q

•

Completed commissioning of the second roasting and processing line at our organic cocoa facility in the Netherlands, contributing to strong sales growth and increased gross margins in the quarter. This expansion approximately doubled cocoa processing capacity in addition to adding new capabilities at the facility.

•

Continued to make progress with an aseptic expansion project to add processing and packaging capacity and capabilities to our Allentown, Pennsylvania, beverage facility. This investment is designed to add enhanced mixing and processing capabilities which will enable us to bring further innovation to the plant-based beverage market. The additional processing and filling capacity is expected to provide increased flexibility and cost advantages across the network of aseptic plants, while creating needed capacity to continue to grow our organic and conventional aseptic beverage offerings. The project is expected to cost approximately $22 million and is on track to come online in mid-2019.

•

Continued the commissioning of new roasting equipment at our Crookston, Minnesota, facility, which is expected to be completed during the fourth quarter. The new equipment is designed to increase production efficiencies and add incremental capacity and roasting capabilities in support of demand for on-trend healthy snacks including roasted grains, seeds and legumes.

Operational Excellence

The focus of the operational excellence pillar is to ensure food quality and safety, coupled with improved operational performance and efficiency. We expect these efforts to generate productivity improvements and cost savings in manufacturing, procurement and logistics. Recent highlights include:

•

Completed the 2018 fruit pack season with high scores for fruit quality as a result of enhanced sorting and handling processes. During the quarter, we approved a significant capital enhancement project to bring new automation and technology to our California frozen fruit processing facilities and also negotiated a new long-term lease at the Santa Maria, California, location, which will include the construction of a new cold storage facility. These enhancements are an important step in the margin optimization plan designed to lower cost and increase productivity in the Healthy Fruit platform.

•	Continued strong operational performance across the network of aseptic facilities. We expect overall capacity utilization to be approximately 85% by the end of 2018.

•	Continued to identify productivity opportunities through the SunOpta 360 continuous improvement initiative in the areas of manufacturing, purchasing and supply chain management.

Go-To-Market Effectiveness

The focus of the go-to-market effectiveness pillar is to optimize customer and product mix in existing sales channels, and identify and penetrate new high-potential sales channels. We expect efforts under this pillar to improve revenue growth and profitability over time. Recent highlights include:

•

Successfully commercialized approximately 100 new everyday broth and frozen fruit products with large mass and traditional retailers during the third quarter, with volume building late in the quarter and additional products on track for delivery in the fourth quarter.

•	The pipeline of commercial opportunities in Consumer Products remains strong and the overall contract book for organic ingredients both in Europe and the U.S. exceeds prior year levels.

•

Recent commercial wins include innovative oat-based, non-dairy beverage into retail and industrial channels, traditional non-dairy products into retail and broadline foodservice channels, expanded distribution of everyday broth with a large mass retailer, private label frozen fruit for a specialty retailer, and increased orders for private label frozen fruit items following a category reset

Process Sustainability

The focus of the process sustainability pillar is to ensure we have the infrastructure, systems and skills to sustain the business improvements and value captured from the Value Creation Plan. Broadening the skillset and experience of our leadership team is a critical component to the process sustainability pillar of the Value Creation Plan. Recent highlights include:

SUNOPTA INC.	33	September 29, 2018 10-Q

•

Significant advancement made with a new demand planning system that is expected to enhance our sales and operations planning processes. The new tool is expected to go live during the fourth quarter of 2018.

•	Improved capacity planning capabilities across the frozen fruit network.

•

New product commercialization capabilities were enhanced and demonstrated success during the third quarter, as evidenced by the approximately 100 new products commercialized across the Healthy Beverage and Fruit platforms. Combined with our research and development capabilities, the enhanced commercialization processes are expected to aid in successfully bringing new innovation to market in the categories they serve.

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

Adjusted EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations. See footnote (3) to the “Consolidated Results of Operations for the Quarters Ended September 29, 2018 and September 30, 2017” table below for a discussion on the use of this non-GAAP measure and for a reconciliation of adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

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

For the quarters and three quarters ended September 29, 2018 and September 30, 2017, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

		Quarter ended	Three quarters ended
	September 29,	September 30,	September 29,	September 30,
	2018	2017	2018	2017
	$	$	$	$
Cost of goods sold(1)	-	1,287	100	1,921
Selling, general and administrative expenses(2)	-	2,400	613	20,839
Other expense(3)	43	6,569	2,164	12,467
	43	10,256	2,877	35,227

(1)	Facility closure costs, including inventory write-downs, recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)

Consulting/professional fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.

(3)

For the quarter ended September 29, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $nil (September 30, 2017 – $0.2 million); Consumer Products operating segment - $nil (September 30, 2017 – $6.4 million); and Corporate Services - $0.0 (September 30, 2017 – $0.0 million). For the three quarters ended September 29, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $0.7 million (September 30, 2017 – $0.2 million); Consumer Products operating segment - $1.3 million (September 30, 2017 – $11.2 million); and Corporate Services - $0.2 million (September 30, 2017 – $1.1 million).

We currently do not expect to incur significant additional direct costs related to the Value Creation Plan in future periods. However, it is possible that additional costs could arise if we determine to initiate further actions under the plan in the future.

For more information regarding the Value Creation Plan, see note 3 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	34	September 29, 2018 10-Q

Consolidated Results of Operations for the Quarters Ended September 29, 2018 and September 30, 2017

	September 29,	September 30,
For the quarter ended	2018	2017	Change	Change
	$	$	$	%
Revenues
Global Ingredients	136,754	137,254	(500)	-0.4%
Consumer Products	171,617	183,459	(11,842)	-6.5%
Total revenues	308,371	320,713	(12,342)	-3.8%

Gross profit
Global Ingredients	14,477	15,645	(1,168)	-7.5%
Consumer Products	19,651	20,810	(1,159)	-5.6%
Total gross profit	34,128	36,455	(2,327)	-6.4%

Segment operating income (loss)(1)
Global Ingredients	5,304	4,846	458	9.5%
Consumer Products	3,319	4,947	(1,628)	-32.9%
Corporate Services	(4,101)	(4,832)	731	15.1%
Total segment operating income	4,522	4,961	(439)	-8.8%

Other expense, net	1,136	5,972	(4,836)	-81.0%

Earnings before the following	3,386	(1,011)	4,397	434.9%
Interest expense, net	8,792	8,371	421	5.0%
Recovery of income taxes	(870)	(3,499)	2,629	75.1%
Net loss(2),(3)	(4,536)	(5,883)	1,347	22.9%
Earnings attributable to non-controlling interests	70	144	(74)	-51.4%
Loss attributable to SunOpta Inc.	(4,606)	(6,027)	1,421	23.6%
Dividends and accretion on Series A Preferred Stock	(1,981)	(1,954)	(27)	-1.4%

Loss attributable to common shareholders(4)	(6,587)	(7,981)	1,394	17.5%

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

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
September 29, 2018
Segment operating income (loss)	5,304	3,319	(4,101)	4,522
Other expense, net	(1,047)	(37)	(52)	(1,136)
Earnings (loss) before the following	4,257	3,282	(4,153)	3,386

September 30, 2017
Segment operating income (loss)	4,846	4,947	(4,832)	4,961
Other income (expense), net	(233)	(5,969)	230	(5,972)
Earnings (loss) before the following	4,613	(1,022)	(4,602)	(1,011)

SUNOPTA INC.	35	September 29, 2018 10-Q

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

	Excluding flexible		Flexible
	resealable pouch		resealable pouch
	and nutrition bar		and nutrition bar		Consolidated
		Per Diluted	Per Diluted		Per Diluted
		Share	Share		Share
For the quarter ended	$	$	$	$	$	$
September 29, 2018
Net loss	(4,500)		(36)		(4,536)
Less: earnings attributable to non-controlling interests	(70)		-		(70)
Less: dividends and accretion of Series A Preferred Stock	(1,981)		-		(1,981)
Loss attributable to common shareholders	(6,551)	(0.08)	(36)	-	(6,587)	(0.08)

Adjusted for:
Equipment start-up costs(a)	1,500		-		1,500
Product withdrawal and recall costs(b)	1,011		-		1,011
New product commercialization costs(c)	360		-		360
Costs related to the Value Creation Plan(d)	43		-		43
Other(e)	83		-		83
Net income tax effect(f)	(243)		-		(243)
Adjusted loss	(3,797)	(0.04)	(36)	-	(3,833)	(0.04)

September 30, 2017
Net loss	(639)		(5,244)		(5,883)
Less: earnings attributable to non-controlling interests	(144)		-		(144)
Less: dividends and accretion of Series A Preferred Stock	(1,954)		-		(1,954)
Loss attributable to common shareholders	(2,737)	(0.03)	(5,244)	(0.06)	(7,981)	(0.09)

Adjusted for:
Costs related to the Value Creation Plan(g)	3,050		7,206		10,256
Product withdrawal and recall costs(b)	134		-		134
Recovery of legal settlement(h)	(1,024)		-		(1,024)
Other(e)	293		-		293
Net income tax effect(f)	(774)		(2,810)		(3,584)
Adjusted loss	(1,058)	(0.01)	(848)	(0.01)	(1,906)	(0.02)

(a)	Reflects costs related to the start-up of new roasting equipment at the Crookston facility, which were recorded in cost of goods sold.
(b)

Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, which were recorded in other expense.

(c)	Reflects costs of production trials and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold.
(d)	Reflects employee termination costs recorded in other expense, related to the Value Creation Plan.
(e)

Other included the accretion of contingent consideration obligations, gain/loss on the sale of assets, and settlement of a legal matter in the third quarter of 2018, which were recorded in other expense/income.

(f)

Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 26% for the three quarters ended September 29, 2018 (September 30, 2017 – 30%) on adjusted earnings before tax.

SUNOPTA INC.	36	September 29, 2018 10-Q

(g)

Reflects inventory write-downs of $1.3 million recorded in cost of goods sold; and consulting fees, temporary labor, employee recruitment, relocation and retention costs of $2.4 million recorded in selling, general and administrative (“SG&A”) expenses; and asset impairment charges and employee termination costs of $6.6 million recorded in other expense, all related to the Value Creation Plan.

(h)

Reflects the recovery on the early extinguishment of a rebate obligation that arose from the settlement in fiscal 2016 of a flexible resealable pouch product recall dispute with a customer, which was recorded in other income.

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

	Excluding flexible	Flexible
	resealable pouch	resealable pouch
	and nutrition bar	and nutrition bar	Consolidated
For the quarter ended	$	$	$
September 29, 2018
Net loss	(4,500)	(36)	(4,536)
Recovery of income taxes	(858)	(12)	(870)
Interest expense, net	8,792	-	8,792
Other expense, net	1,136	-	1,136
Total segment operating income (loss)	4,570	(48)	4,522
Depreciation and amortization	8,171	-	8,171
Stock-based compensation	2,120	-	2,120
Equipment start-up costs(a)	1,500	-	1,500
New product commercialization costs(b)	360	-	360
Adjusted EBITDA	16,721	(48)	16,673

September 30, 2017
Net loss	(639)	(5,244)	(5,883)
Recovery of income taxes	(146)	(3,353)	(3,499)
Interest expense, net	8,371	-	8,371
Other expense, net	53	5,919	5,972
Total segment operating income (loss)	7,639	(2,678)	4,961
Depreciation and amortization	8,055	199	8,254
Stock-based compensation(c)	2,235	-	2,235
Costs related to Value Creation Plan(d)	2,400	1,287	3,687
Adjusted EBITDA	20,329	(1,192)	19,137

(a)	Reflects costs related to the start-up of new roasting equipment at the Crookston facility, which were recorded in cost of goods sold.
(b)	Reflects costs of production trials and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold.
(c)

For the third quarter of 2017, stock-based compensation of $2.2 million was recorded in SG&A expenses, and the reversal of $0.2 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other expense.

(d)

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

Although we use adjusted EBITDA as a measure to assess the performance of our business and for the other purposes set forth above, this measure has limitations as analytic tools, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

•	adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest payments on our indebtedness;

•	adjusted EBITDA does not include the recovery/payment of taxes, which is a necessary element of our operations;

SUNOPTA INC.	37	September 29, 2018 10-Q

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

Revenues for the quarter ended September 29, 2018 decreased by 3.8% to $308.4 million from $320.7 million for the quarter ended September 30, 2017. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $13.5 million), changes in commodity-related pricing (a decrease in revenues of $4.6 million) and foreign exchange rates (an increase in revenues of $0.5 million), revenues increased by 2.0% in the third quarter of 2018, compared with the third quarter of 2017. The increase in revenues on an adjusted basis reflected higher volumes of aseptic beverage and fruit snack products, and increased demand for organic ingredients in the U.S. These increases were offset by lower sales of frozen fruit and fruit ingredient products, lower volumes and pricing for domestically-sourced grains and seeds, and lower organic ingredient sales in Europe.

Gross profit decreased $2.3 million, or 6.4%, to $34.1 million for the quarter ended September 29, 2018, compared with $36.5 million for the quarter ended September 30, 2017. As a percentage of revenues, gross profit for the quarter ended September 29, 2018 was 11.1% compared to 11.4% for the quarter ended September 30, 2017, a decrease of 0.3% . The gross profit percentage for the third quarter of 2018 would have been approximately 11.7%, excluding start-up costs related to the new roasting equipment at the Crookston facility ($1.5 million) and costs incurred for production trials and employee training related to new product introductions ($0.4 million). The gross profit percentage for the third quarter of 2017 would have been approximately 11.8%, excluding the impact of a $1.3 million write-down of flexible resealable pouch and nutrition bar inventories.

Global Ingredients accounted for $1.2 million of the decrease in gross profit, which was largely due to start-up costs on the new roasting equipment, and lower volumes and pricing for domestically-sourced grains and seeds, as well as the impact of foreign exchange movements on certain contracts within the Netherlands-based operations of our international organic ingredients platform. During the third quarter of 2018, we recognized a $0.7 million foreign exchange loss on U.S. dollar-denominated raw material purchase contracts, compared with a foreign exchange gain of $0.7 million in the third quarter of 2017, which reflected a strengthening of the U.S. dollar versus the euro in the third quarter of 2018, compared with a weakening of the U.S. dollar versus the euro in the third quarter of 2017. These factors were partially offset by higher volumes and pricing spreads for certain internationally-sourced organic ingredients, as well as a gain on commodity futures contracts used to hedge our organic cocoa position of $2.6 million in the third quarter of 2018, compared with a loss of $0.1 million in the third quarter of 2017. We enter into futures contracts to manage exposure to changes in cocoa prices on our physical organic cocoa position, which has increased due to the expansion of our cocoa processing operations in the Netherlands.

Consumer Products accounted for $1.2 million of the decrease in gross profit, reflecting lower sales pricing and unfavorable product mix for frozen fruit, in addition to unfavorable plant utilization and higher manufacturing and supply chain costs within the Healthy Fruit platform, as well as costs related to the introduction of new beverage and frozen fruit products. These factors were partially offset by the favorable impact within the Healthy Beverage and Snacks platforms of improved plant utilization due to higher production volumes to meet sales demand, and productivity-driven cost savings. In addition, we gained operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017.

Total segment operating income for the quarter ended September 29, 2018 decreased by $0.5 million, or 8.8%, to $4.5 million, compared with total segment operating income of $5.0 million for the quarter ended September 30, 2017. The decrease in segment operating income reflected the lower overall gross profit, as described above, and a $1.1 million increase in SG&A expenses, partially offset by a favorable quarter-over-quarter foreign exchange impact of $2.9 million (including a $1.2 million favorable result related to forward currency contracts within our international organic ingredient operations, which mostly offset the foreign exchange movement within gross profit). The increase in SG&A expenses mainly reflected higher employee-related compensation costs, reflecting the reversal in the third quarter of 2017 of short-term incentive accruals tied to fiscal 2017 operating performance, partially offset by a reduction in consulting fees and temporary labor costs ($1.2 million), and employee recruitment, relocation and retention costs ($1.2 million) associated with the Value Creation Plan. Excluding SG&A costs related to the Value Creation Plan, as well as those items identified above affecting gross profit, segment operating income as a percentage of revenues on an adjusted basis would have been 2.1% for the third quarter of 2018, compared with 2.7% for the third quarter of 2017.

SUNOPTA INC.	38	September 29, 2018 10-Q

Further details on revenue, gross profit and segment operating income/loss variances are provided below under “Segmented Operations Information”.

Other expense for the quarter ended September 29, 2018 of $1.1 million included product withdrawal and recall costs of $1.0 million that were mainly related to the voluntary recall of certain roasted sunflower kernel products initiated in 2016. Other expense for the quarter ended September 30, 2017 of $6.0 million reflected charges related to the Value Creation Plan, including the impairment of long-lived assets ($4.5 million) and employee termination costs ($2.1 million), partially offset by a $1.0 million recovery in the third quarter of 2017 on the early extinguishment of a rebate obligation.

Interest expense increased by $0.4 million to $8.8 million for the quarter ended September 29, 2018, compared with $8.4 million for the quarter ended September 30, 2017. Interest expense included the amortization of debt issuance costs of $0.6 million in each of the third quarters of 2018 and 2017. The quarter-over-quarter increase in interest expense primarily reflected higher borrowings under our line of credit facilities to fund increased working capital requirements, together with an increase in weighted-average interest rates.

We recognized a recovery of income tax of $0.9 million for the quarter ended September 29, 2018, compared with $3.5 million for the quarter ended September 30, 2017. The effective tax rate was 16.1% for the third quarter of 2018, compared with 37.3% for the third quarter of 2017, which reflected the impact of the reduction in the U.S. federal corporate tax rate from 35% to 21% beginning in 2018.

On a consolidated basis, we realized a loss attributable to common shareholders of $6.6 million (diluted loss per share of $0.08) for the quarter ended September 29, 2018, compared with a loss attributable to common shareholders of $8.0 million (diluted loss per share of $0.09) for the quarter ended September 30, 2017.

For the quarter ended September 29, 2018, adjusted loss was $3.8 million, or $0.04 per diluted share, on a consolidated basis, compared with adjusted loss of $1.9 million, or $0.02 per diluted share, on a consolidated basis for the quarter ended September 30, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted loss was $3.8 million, or $0.04 per diluted share, for the quarter ended September 29, 2018, compared with adjusted earnings of $1.1 million, or $0.01 per diluted share, for the quarter ended September 30, 2017. Adjusted EBITDA for the quarter ended September 29, 2018 was $16.7 million on a consolidated basis, compared with $19.1 million on a consolidated basis for the quarter ended September 30, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted EBITDA for the quarter ended September 29, 2018 was $16.7 million, compared with $20.3 million for the quarter ended September 30, 2017. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients

	September 29,	September 30,
For the quarter ended	2018	2017	Change	% Change

Revenues	$136,754	$137,254	$(500)	-0.4%
Gross Profit	14,477	15,645	(1,168)	-7.5%
Gross Profit %	10.6%	11.4%		-0.8%
Operating Income	$5,304	$4,846	$458	9.5%
Operating Income %	3.9%	3.5%		0.4%

SUNOPTA INC.	39	September 29, 2018 10-Q

Global Ingredients contributed $136.8 million in revenues for the quarter ended September 29, 2018, compared to $137.3 million for the quarter ended September 30, 2017, a decrease of $0.5 million, or 0.4% . Excluding the impact on revenues of changes including commodity-related pricing and foreign exchange rate movements (a decrease in revenues of $1.7 million), Global Ingredients revenues increased approximately 0.9% . The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the quarter ended September 30, 2017	$137,254
Decreased volumes of specialty soy (due to tighter supply in 2018 and exit from certain varieties in 2017), lower milled corn and organic feed volumes, and soft sunflower market	(3,961)
Decreased commodity pricing for internationally-sourced organic ingredients	(3,243)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar period-over-period	(463)
Increased volumes of internationally-sourced organic ingredients including cocoa, oils, fruits and vegetables, and coffee, offset by lower volumes of nuts, grains and animal feed. Overall volumes of organic ingredients were higher in the U.S. and lower in Europe period-over-period	5,167
Increased commodity pricing for domestically-sourced corn and feed, partially offset by lower pricing for sunflower and soy	2,000
Revenues for the quarter ended September 29, 2018	$136,754

Gross profit in Global Ingredients decreased by $1.2 million to $14.5 million for the quarter ended September 29, 2018 compared to $15.6 million for the quarter ended September 30, 2017, and the gross profit percentage decreased by 0.8% to 10.6% . The decrease in gross profit percentage was primarily due to start-up costs related to the new roasting equipment at the Crookston facility, and an unfavorable foreign exchange impact on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations. In addition, the decrease in gross profit percentage reflected reduced sunflower pricing and operating inefficiencies within our sunflower operations due to lower production volumes, as well as the loss of higher margin milled corn volumes and reduced pricing spread on organic feed. These factors were partially offset by a favorable cocoa hedging result within our international organic ingredients operations, as well as improved pricing spreads on organic cocoa and certain other organic ingredients. The table below explains the decrease in gross profit:

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended September 30, 2017	$15,645
Start-up costs related to new roasting equipment, lower volumes and pricing for sunflower inshell and kernel, lower volumes of higher margin milled corn, and reduced volumes and pricing spread for animal feed	(3,420)
Unfavorable foreign exchange impact on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations (partially offset below in operating income by a $1.2 million favorable foreign exchange result on forward currency contracts)	(1,414)
Favorable cocoa commodity hedging result within our international organic ingredient operations	2,683
Higher volumes and pricing spreads for certain internationally-sourced organic ingredients, including cocoa, fruits and vegetables, and coffee, partially offset by grains, nuts, seeds and animal feed, as well as start-up costs related to the expansion of our cocoa facility in the Netherlands	983
Gross profit for the quarter ended September 29, 2018	$14,477

SUNOPTA INC.	40	September 29, 2018 10-Q

Operating income in Global Ingredients increased by $0.5 million, or 9.5%, to $5.3 million for the quarter ended September 29, 2018, compared to $4.8 million for the quarter ended September 30, 2017. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended September 30, 2017	$4,846
Favorable foreign exchange impact within our international organic ingredient operations, including a $1.2 million favorable result related to forward currency contracts	2,110
Decrease in corporate cost allocations	337
Decrease in gross profit, as explained above	(1,168)
Higher employee-related compensation costs, offset by favorable foreign exchange impact on euro-denominated SG&A expenses	(821)
Operating income for the quarter ended September 29, 2018	$5,304

Looking forward, we believe Global Ingredients is well positioned in the growing organic food and non-GMO categories. We intend to focus our efforts on (i) growing our organic sourcing and supply capabilities, making certified organic ingredients a larger proportion of our overall sales; (ii) making strategic investments in key product categories that we believe will drive higher volume ingredient solutions for our customers; and (iii) leveraging our international sourcing and supply capabilities internally, and forward and backward integrating where opportunities exist. In the near-term, we expect continued softness in the sunflower category. In addition, we have also experienced delays in the operational start-up of the new roasting equipment at the Crookston facility, which has impacted our ability to meet existing customer demand for roasted products and could impact our ability to achieve potential new business wins in the near term. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our ingredient expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”, could adversely impact our ability to meet these forward-looking expectations.

Consumer Products

	September 29,	September 30,
For the quarter ended	2018	2017	Change	% Change

Revenues	$171,617	$183,459	$(11,842)	-6.5%
Gross Profit	19,651	20,810	(1,159)	-5.6%
Gross Profit %	11.5%	11.3%		0.2%

Operating Income	$3,319	$4,947	$(1,628)	-32.9%
Operating Income %	1.9%	2.7%		-0.8%

Consumer Products contributed $171.6 million in revenues for the quarter ended September 29, 2018, compared to $183.5 million for the quarter ended September 30, 2017, a $11.8 million, or 6.5% decrease. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $13.5 million) and changes in raw fruit commodity-related pricing (a decrease in revenues of $3.4 million), Consumer Products revenues increased approximately 3.0% . The table below explains the decrease in revenues:

SUNOPTA INC.	41	September 29, 2018 10-Q

Consumer Products Revenue Changes
Revenues for the quarter ended September 30, 2017	$183,459
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(13,494)
Lower pricing of frozen fruit and volumes of fruit ingredients, reflecting decreased commodity pricing for raw fruit, lower distribution to certain customers, and declines in consumer consumption trends impacting certain product categories	(8,322)
Higher volumes of fruit snack products	5,122
Higher volumes of non-dairy aseptic beverage products into the foodservice and retail channels, as well as the introduction of new broth offerings, partially offset by lower volumes of premium juice products	4,852
Revenues for the quarter ended September 29, 2018	$171,617

Gross profit in Consumer Products decreased by $1.2 million to $19.7 million for the quarter ended September 29, 2018 compared to $20.8 million for the quarter ended September 30, 2017, and the gross profit percentage increased by 0.2% to 11.5% . The increase in the gross profit percentage primarily reflected favorable plant utilization within the Healthy Beverage and Snacks platforms, due to higher production volumes to meet sales demand, as well as productivity-driven cost savings across all platforms, and operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017. These factors were partially offset by lower sales pricing and unfavorable product mix for frozen fruit, in addition to unfavorable plant utilization and higher manufacturing and supply chain costs within the Healthy Fruit platform, due to lower production volumes and increased raw material, handling and freight costs. The table below explains the decrease in gross profit:

Consumer Products Gross Profit Changes
Gross profit for the quarter ended September 30, 2017	$20,810
Lower sales pricing and unfavorable product mix for frozen fruit and lower volumes of fruit ingredients, in addition to unfavorable plant utilization and higher manufacturing and supply chain costs within the Healthy Fruit platform, partially offset by productivity-driven cost savings	(9,248)
Higher sales volumes, plant utilization and productivity improvements for aseptic beverage and fruit snack products, partially offset by higher processing and supply chain costs for premium juice products, and new product commercialization costs	5,709
Operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017	2,380
Gross profit for the quarter ended September 29, 2018	$19,651

Operating income in Consumer Products decreased by $1.6 million, or 32.9%, to $3.3 million for the quarter ended September 29, 2018, compared to $4.9 million for the quarter ended September 30, 2017. The table below explains the decrease in operating income:

SUNOPTA INC.	42	September 29, 2018 10-Q

Consumer Products Operating Income Changes
Operating income for the quarter ended September 30, 2017	$4,947
Higher employee-related compensation costs and unfavorable foreign exchange on international operations	(2,322)
Decrease in gross profit, as explained above	(1,159)
Decrease in corporate cost allocations	1,853
Operating income for the quarter ended September 29, 2018	$3,319

Looking forward we believe Consumer Products remains well-positioned in markets with long-term growth potential. However, a continued decline in consumer consumption of frozen fruit, and/or an inability to successfully convert on our sales opportunity pipeline, could adversely affect the near-term performance of Consumer Products. We intend to focus our efforts on (i) leveraging our new sales and marketing resources to create greater channel specific focus on retail and foodservice to increase opportunities to diversify our portfolio and drive incremental sales volume; (ii) continuing to invest in our facilities to enhance quality, safety, capacity, and manufacturing efficiency to drive both incremental sales and cost reduction; (iii) executing procurement and supply chain cost reduction initiatives focused on leveraging our buying power and creating increased network efficiency in our planning and logistics efforts; and (iv) leveraging our innovation capabilities to bring new value-added packaged products and processes to market and to increase our capacity utilization across Consumer Products. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Unfavorable shifts in consumer preferences, increased competition, reduced availability of raw material supply, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”, could have an adverse impact on these forward-looking expectations.

Corporate Services

	September 29,	September 30,
For the quarter ended	2018	2017	Change	% Change

Operating Loss	$(4,101)	$(4,832)	$731	15.1%

Operating loss at Corporate Services decreased by $0.7 million to $4.1 million for the quarter ended September 29, 2018, compared to a loss of $4.8 million for the quarter ended September 30, 2017. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended September 30, 2017	$(4,832)
Lower non-structural third-party consulting costs and employee recruitment, relocation and retention costs associated with the Value Creation Plan	2,400
Favorable foreign exchange impact on foreign currency transactions	799
Decrease in corporate cost allocations to SunOpta operating segments	(2,190)
Higher employee-related compensation costs (reflecting the reversal in the third quarter of 2017 of short-term incentive accruals tied to fiscal 2017 operating performance), offset by lower professional fees and favorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	(278)
Operating loss for the quarter ended September 29, 2018	$(4,101)

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

SUNOPTA INC.	43	September 29, 2018 10-Q

Consolidated Results of Operations for the three quarters ended September 29, 2018 and September 30, 2017

	September 29,	September 30,
For the three quarters ended	2018	2017	Change	Change
	$	$	$	%
Revenues
Global Ingredients	419,770	410,022	9,748	2.4%
Consumer Products	520,561	577,176	(56,615)	-9.8%
Total revenues	940,331	987,198	(46,867)	-4.7%

Gross profit
Global Ingredients	42,576	51,025	(8,449)	-16.6%
Consumer Products	59,582	65,791	(6,209)	-9.4%
Total gross profit	102,158	116,816	(14,658)	-12.5%

Segment operating income (loss)(1)
Global Ingredients	11,371	16,960	(5,589)	-33.0%
Consumer Products	11,397	16,124	(4,727)	-29.3%
Corporate Services	(11,942)	(28,460)	16,518	58.0%
Total segment operating income (loss)	10,826	4,624	6,202	134.1%

Other expense, net	1,317	12,022	(10,705)	-89.0%

Earnings (loss) before the following	9,509	(7,398)	16,907	228.5%
Interest expense, net	25,486	23,820	1,666	7.0%
Recovery of income taxes	(3,853)	(14,049)	10,196	72.6%
Net loss(2),(3)	(12,124)	(17,169)	5,045	29.4%
Earnings attributable to non-controlling interests	19	664	(645)	-97.1%
Loss attributable to SunOpta Inc.	(12,143)	(17,833)	5,690	31.9%
Dividends and accretion on Series A Preferred Stock	(5,922)	(5,848)	(74)	-1.3%

Loss attributable to common shareholders(4)	(18,065)	(23,681)	5,616	23.7%

(1)

The following table presents a reconciliation of segment operating income/loss to earnings/loss before the following, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the “Consolidated Results of Operations for the Quarters Ended September 29, 2018 and September 30, 2017” table regarding the use of this non-GAAP measure).

	Global	Consumer	Corporate	Consol-
	Ingredients	Products	Services	idated
For the three quarters ended	$	$	$	$
September 29, 2018
Segment operating income (loss)	11,371	11,397	(11,942)	10,826
Other income (expense), net	(2,299)	1,180	(198)	(1,317)
Earnings (loss) before the following	9,072	12,577	(12,140)	9,509

September 30, 2017
Segment operating income (loss)	16,960	16,124	(28,460)	4,624
Other expense, net	(346)	(10,714)	(962)	(12,022)
Earnings (loss) before the following	16,614	5,410	(29,422)	(7,398)

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

SUNOPTA INC.	44	September 29, 2018 10-Q

(2)

The following table presents a reconciliation of adjusted earnings/loss from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the “Consolidated Results of Operations for the Quarters Ended September 29, 2018 and September 30, 2017” table regarding the use of this non-GAAP measure). In addition, in recognition of our exit from flexible resealable pouch and nutrition bar product lines and operations (as described above under “Value Creation Plan”), we have prepared this table in a columnar format to present the effect of these operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

	Excluding flexible		Flexible
	resealable pouch		resealable pouch
	and nutrition bar		and nutrition bar		Consolidated
		Per Diluted		Per Diluted	Per Diluted
		Share		Share	Share
For the three quarters ended	$	$	$	$	$	$
September 29, 2018
Net loss	(11,391)		(733)		(12,124)
Less: earnings attributable to non-controlling interests	(19)		-		(19)
Less: dividends and accretion of Series A Preferred Stock	(5,922)		-		(5,922)
Loss attributable to common shareholders	(17,332)	(0.20)	(733)	(0.01)	(18,065)	(0.21)

Adjusted for:
Costs related to the Value Creation Plan(a)	1,696		1,181		2,877
Equipment start-up costs(b)	2,230		-		2,230
Product withdrawal and recall costs(c)	1,456		-		1,456
New product commercialization costs(d)	360		-		360
Other(e)	198		-		198
Fair value adjustment on contingent consideration(f)	(2,500)		-		(2,500)
Recovery of product withdrawal costs(g)	(1,200)		-		(1,200)
Net income tax effect(h)	(280)		(307)		(587)
Adjusted earnings (loss)	(15,372)	(0.18)	141	-	(15,231)	(0.18)

September 30, 2017
Net loss	(9,304)		(7,865)		(17,169)
Less: earnings attributable to non-controlling interests	(664)		-		(664)
Less: dividends and accretion of Series A Preferred Stock	(5,848)		-		(5,848)
Loss attributable to common shareholders	(15,816)	(0.18)	(7,865)	(0.09)	(23,681)	(0.27)

Adjusted for:
Costs related to the Value Creation Plan(i)	28,021		7,206		35,227
Product withdrawal and recall costs(j)	1,142		-		1,142
Recovery of legal settlement(k)	(1,024)		-		(1,024)
Other(d)	166		-		166
Net income tax effect(h)	(12,560)		(2,810)		(15,370)
Adjusted loss	(71)	-	(3,469)	(0.04)	(3,540)	(0.04)

(a)

Reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses; and asset impairment, facility closure and employee termination costs of $2.2 million recorded in other expense, all related to the Value Creation Plan.

(b)	Reflects costs related to the start-up of new roasting equipment at the Crookston facility, which were recorded in cost of goods sold.
(c)

Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, which were recorded in other expense.

(d)	Reflects costs of production trials and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold.
(e)

Other included the accretion of contingent consideration obligations, gain/loss on the sale of assets, severance costs unrelated to the Value Creation Plan, and settlement of a legal matter in the third quarter of 2018, which were recorded in other expense/income.

(f)

Reflects a fair value adjustment of $2.5 million to reduce the expected contingent consideration that may be payable in 2019 under an earn- out arrangement with the former unitholders of Citrusource LLC (“Citrusource”), based on the projected results for the business in fiscal 2018, which was recorded in other income.

(g)

Reflects the recovery from a third-party supplier of $1.2 million of costs incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(h)

Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 26% for the three quarters ended September 29, 2018 (September 30, 2017 – 30%) on adjusted earnings before tax.

SUNOPTA INC.	45	September 29, 2018 10-Q

(i)

Reflects inventory write-downs and facility closure costs of $1.9 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment, relocation and retention costs of $20.8 million recorded in SG&A expenses; and asset impairment charges and employee termination costs of $12.5 million recorded in other expense, all related to the Value Creation Plan.

(j)

Reflects costs related to sunflower recall, including a $0.7 million adjustment for the estimated lost gross profit caused by the recall, which reflected a shortfall in revenues in the first quarter of 2017 against first quarter 2016 volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million; and $0.4 million of direct costs recorded in other expense that are not eligible for reimbursement under our insurance policies.

(k)

Reflects the recovery on the early extinguishment of a rebate obligation that arose from the settlement in fiscal 2016 of a flexible resealable pouch product recall dispute with a customer, which was recorded in other income.

(3)

The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the “Consolidated Results of Operations for the Quarters Ended September 29, 2018 and September 30, 2017” table regarding the use of this non-GAAP measure). In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of flexible resealable pouch and nutrition bar operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

	Excluding flexible	Flexible
	resealable pouch	resealable pouch
	and nutrition bar	and nutrition bar	Consolidated
For the three quarters ended	$	$	$
September 29, 2018
Net loss	(11,391)	(733)	(12,124)
Recovery of income taxes	(3,596)	(257)	(3,853)
Interest expense, net	25,486	-	25,486
Other expense (income), net	136	1,181	1,317
Total segment operating income	10,635	191	10,826
Depreciation and amortization	24,501	-	24,501
Stock-based compensation	6,395	-	6,395
Equipment start-up costs(a)	2,230	-	2,230
Costs related to Value Creation Plan(b)	713	-	713
New product commercialization costs(c)	360	-	360
Recovery of product withdrawal costs(d)	(1,200)	-	(1,200)
Adjusted EBITDA	43,634	191	43,825

September 30, 2017
Net loss	(9,304)	(7,865)	(17,169)
Recovery of income taxes	(9,021)	(5,028)	(14,049)
Interest expense, net	23,820	-	23,820
Other expense, net	6,103	5,919	12,022
Total segment operating income (loss)	11,598	(6,974)	4,624
Depreciation and amortization	23,951	650	24,601
Stock-based compensation(e)	4,700	-	4,700
Costs related to Value Creation Plan(b)	21,473	1,287	22,760
Product withdrawal and recall costs(f)	729	-	729
Adjusted EBITDA	62,451	(5,037)	57,414

(a)	Reflects costs related to the start-up of new roasting equipment at the Crookston facility, which were recorded in cost of goods sold.
(b)

For the first three quarters of 2018, reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; and professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses. For the first three quarters of 2017, reflects inventory write-downs and facility closure costs of $1.9 million recorded in cost of goods sold, and consulting fees, temporary labor, employee recruitment, relocation and retention costs of $20.8 million recorded in SG&A expenses.

(c)	Reflects costs of production trials and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold.
(d)

Reflects the recovery from a third-party supplier of $1.2 million of costs incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(e)

For the first three quarters of 2017, stock-based compensation of $4.7 million was recorded in SG&A expenses, and the reversal of $0.6 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other expense.

(f)

Reflects the estimated lost gross profit caused by the recall of certain sunflower kernel products of $0.7 million, which reflected the shortfall in revenues in the first quarter of 2017 against first quarter 2016 volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million.

(4)

Refer to footnote (4) to the “Consolidated Results of Operations for the Quarters Ended September 29, 2018 and September 30, 2017” table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

SUNOPTA INC.	46	September 29, 2018 10-Q

Revenues for the three quarters ended September 29, 2018 decreased by 4.7% to $940.3 million from $987.2 million for the three quarters ended September 30, 2017. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $40.9 million), changes in commodity-related pricing (a decrease in revenues of $16.6 million) and foreign exchange rates (an increase in revenues of $11.3 million), revenues decreased by 0.1% in the first three quarters of 2018, compared with the first three quarters of 2017. The decrease in revenues on an adjusted basis reflected lower sales of frozen fruit and fruit ingredient products, lower volumes and pricing for domestically-sourced grains and seeds, and lower organic ingredient sales in Europe. These decreases were mostly offset by increased demand for organic ingredients in the U.S., and higher volumes of beverage and fruit snack products.

Gross profit decreased $14.7 million, or 12.5%, to $102.2 million for the three quarters ended September 29, 2018, compared with $116.8 million for the three quarters ended September 30, 2017. As a percentage of revenues, gross profit for the three quarters ended September 29, 2018 was 10.9% compared to 11.8% for the three quarters ended September 30, 2017, a decrease of 1.0% . The gross profit percentage for the first three quarters of 2018 would have been approximately 11.0%, excluding start-up costs related to the new roasting equipment at the Crookston facility ($2.2 million) and costs incurred for production trials and employee training related to new product introductions ($0.4 million), partially offset by the recovery of $1.2 million of previously-incurred product withdrawal costs from a third-party supplier. The gross profit percentage for the first three quarters of 2017 would have been approximately 12.1%, excluding the impact of the write-down of flexible resealable pouch and nutrition bar inventories ($1.3 million), lost margin caused by the sunflower recall ($0.7 million), and facility closure costs under the Value Creation Plan ($0.6 million).

Global Ingredients accounted for $8.4 million of the decrease in gross profit, which was largely due to the impact of foreign exchange movements on certain contracts within the Netherlands-based operations of our international organic ingredients platform. During the first three quarters of 2018, we recognized a $4.8 million foreign exchange loss on U.S. dollar-denominated raw material purchase contracts, compared with a foreign exchange gain of $5.0 million in the first three quarters of 2017, which reflected a significant strengthening of the U.S. dollar versus the euro in the first three quarters of 2018, compared with a significant weakening of the U.S. dollar versus the euro in the first three quarters of 2017. In addition, the decrease in gross profit reflected start-up costs on the new roasting equipment, and lower volumes and pricing for domestically-sourced grains and seeds. These factors were partially offset by higher volumes and pricing spreads for certain internationally-sourced organic ingredients, as well as a gain on commodity futures contracts used to hedge our organic cocoa position of $0.9 million in the first three quarters of 2018, compared with a gain of $0.2 million in the first three quarters of 2017. We enter into futures contracts to manage exposure to changes in cocoa prices on our physical organic cocoa position, which has increased due to the expansion of our cocoa processing operations in the Netherlands.

Consumer Products accounted for $6.2 million of the decrease in gross profit, reflecting lower sales pricing and unfavorable product mix for frozen fruit, in addition to unfavorable plant utilization and higher manufacturing and supply chain costs within the Healthy Fruit platform, as well as costs related to the introduction of new beverage and frozen fruit products. These factors were partially offset by the favorable impact within the Healthy Beverage and Snacks platforms of improved plant utilization due to higher production volumes to meet sales demand, and productivity-driven cost savings. In addition, we gained operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017.

Total segment operating income for the three quarters ended September 29, 2018 increased by $6.2 million to $10.8 million, compared with total segment operating income of $4.6 million for the three quarters ended September 30, 2017. The increase in segment operating income reflected that the lower overall gross profit, as described above, was more than offset by a $17.0 million decrease in SG&A expenses and a favorable year-over-year foreign exchange impact of $3.8 million (including a $4.1 million favorable result related to forward currency contracts within our international organic ingredient operations, which partially offset the foreign exchange movement within gross profit). The decrease in SG&A expenses mainly reflected a reduction in consulting fees and temporary labor costs ($15.3 million), and employee recruitment, relocation and retention costs ($4.9 million) associated with the Value Creation Plan, partially offset by higher employee-related compensation costs in the first three quarters of 2018, compared with the first three quarters of 2017. Excluding SG&A costs related to the Value Creation Plan, as well as those items identified above affecting gross profit, segment operating income as a percentage of revenues on an adjusted basis would have been 1.4% for the first three quarters of 2018, compared with 2.8% for the first three quarters of 2017.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under “Segmented Operations Information”.

SUNOPTA INC.	47	September 29, 2018 10-Q

Other expense for the three quarters ended September 29, 2018 of $1.3 million mainly reflected facility closure costs and asset impairment charges related to the closure of our nutrition bar facility and the sale of the Wahpeton roasted snack facility ($1.8 million) and employee termination costs ($0.4 million), all associated with the Value Creation Plan, as well as product withdrawal and recall costs of $1.5 million that were mainly related to the voluntary recall of certain roasted sunflower kernel products initiated in 2016. These expenses were partially offset by a $2.5 million reduction to the remaining contingent consideration obligation that arose from our acquisition of Citrusource in 2015. Other expense for the three quarters ended September 30, 2017 of $12.0 million reflected the impairment of long-lived assets related to the exit from flexible resealable pouch and nutrition bar product lines and operations and closure of our San Bernardino, California, juice facility ($8.2 million), and employee termination costs ($4.2 million), all associated with the Value Creation Plan, partially offset by a $1.0 million recovery on the early extinguishment of a rebate obligation that arose from the settlement in fiscal 2016 of a recall dispute with a customer related to flexible resealable pouch products.

Interest expense increased by $1.7 million to $25.5 million for the three quarters ended September 29, 2018, compared with $23.8 million for the three quarters ended September 30, 2017. Interest expense included the amortization of debt issuance costs of $1.8 million and $1.7 million in the first three quarters of 2018 and 2017, respectively. The year-over-year increase in interest expense primarily reflected higher borrowings under our line of credit facilities to fund increased working capital requirements and settle costs incurred under the Value Creation Plan, together with an increase in weighted-average interest rates.

We recognized a recovery of income tax of $3.9 million for the three quarters ended September 29, 2018, compared with $14.0 million for the three quarters ended September 30, 2017. The effective tax rate was 24.1% for the first three quarters of 2018, which reflected the impact of the reduction in the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, compared with 45.0% for the first three quarters of 2017, which reflected the impact on the jurisdictional mix of earnings of higher than anticipated costs incurred in the U.S. related to the Value Creation Plan, including asset impairment charges and employee termination costs related to the exit from flexible resealable pouch and nutrition bar product lines and operations, and closure of the San Bernardino facility.

On a consolidated basis, we realized a loss attributable to common shareholders of $18.1 million (diluted loss per share of $0.21) for the three quarters ended September 29, 2018, compared with a loss attributable to common shareholders of $23.7 million (diluted loss per share of $0.27) for the three quarters ended September 30, 2017.

For the three quarters ended September 29, 2018, adjusted loss was $15.2 million, or $0.18 per diluted share, on a consolidated basis, compared with adjusted loss of $3.5 million, or $0.04 per diluted share, on a consolidated basis for the three quarters ended September 30, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted loss was $15.4 million, or $0.18 per diluted share, for the three quarters ended September 29, 2018, compared with adjusted earnings of $0.1 million, or $0.00 per diluted share, for the three quarters ended September 30, 2017. Adjusted EBITDA for the three quarters ended September 29, 2018 was $43.8 million on a consolidated basis, compared with $57.4 million on a consolidated basis for the three quarters ended September 30, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted EBITDA for the three quarters ended September 29, 2018 was $43.6 million, compared with $62.5 million for the three quarters ended September 30, 2017. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients

	September 29,	September 30,
For the three quarters ended	2018	2017	Change	% Change

Revenues	$419,770	$410,022	$9,748	2.4%
Gross Profit	42,576	51,025	(8,449)	-16.6%
Gross Profit %	10.1%	12.4%		-2.3%

Operating Income	$11,371	$16,960	$(5,589)	-33.0%
Operating Income %	2.7%	4.1%		-1.4%

SUNOPTA INC.	48	September 29, 2018 10-Q

Global Ingredients contributed $419.8 million in revenues for the three quarters ended September 29, 2018, compared to $410.0 million for the three quarters ended September 30, 2017, an increase of $9.7 million, or 2.4% . Excluding the impact on revenues of changes including commodity-related pricing and foreign exchange rate movements (an increase in revenues of $4.2 million), Global Ingredients revenues increased approximately 1.3% . The table below explains the increase in revenue:

Global Ingredients Revenue Changes
Revenues for the three quarters ended September 30, 2017	$410,022
Increased volumes of internationally-sourced organic ingredients including cocoa, oils, coffee, and fruits and vegetables, offset by lower volumes of animal feed and seeds. Overall volumes of organic ingredients were higher in the U.S. and lower in Europe period-over-period	24,543
Favorable foreign exchange impact on euro-denominated sales due to a weaker U.S. dollar period-over-period	11,314
Increased commodity pricing for domestically-sourced corn and feed, partially offset by lower pricing for sunflower and soy	1,848
Decreased volumes of specialty soy (due to tighter supply in 2018 and exit from certain varieties in 2017), lower milled corn and organic feed volumes, and soft sunflower market	(19,031)
Decreased commodity pricing for internationally-sourced organic ingredients	(8,926)
Revenues for the three quarters ended September 29, 2018	$419,770

Gross profit in Global Ingredients decreased by $8.4 million to $42.6 million for the three quarters ended September 29, 2018 compared to $51.0 million for the three quarters ended September 30, 2017, and the gross profit percentage decreased by 2.3% to 10.1% . The decrease in gross profit percentage was primarily due to the unfavorable foreign exchange impact on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations. In addition, the decrease in gross profit percentage reflected start-up costs related to the new roasting equipment at the Crookston facility, reduced sunflower pricing and operating inefficiencies within our sunflower operations due to lower production volumes, as well as the loss of higher margin milled corn volumes and reduced pricing spread on organic feed. These factors were partially offset by a favorable cocoa hedging result within our international organic ingredients operations, as well as improved pricing spreads on organic cocoa and certain other organic ingredients. The table below explains the decrease in gross profit:

Global Ingredients Gross Profit Changes
Gross profit for the three quarters ended September 30, 2017	$51,025
Unfavorable foreign exchange impact on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations (partially offset below in operating income by a $4.1 million favorable foreign exchange result on forward currency contracts)	(9,760)
Start-up costs related to new roasting equipment, lower volumes and pricing for sunflower inshell and kernel, lower volumes of higher margin milled corn, and reduced volumes and pricing spread for animal feed	(4,952)
Higher volumes and pricing spreads for certain internationally-sourced organic ingredients, including cocoa, fruits and vegetables, oils, and coffee, partially offset by seeds, grains and animal feed, as well as start-up costs related to the expansion of our cocoa facility in the Netherlands	5,538
Favorable cocoa commodity hedging result within our international organic ingredient operations	725
Gross profit for the three quarters ended September 29, 2018	$42,576

SUNOPTA INC.	49	September 29, 2018 10-Q

Operating income in Global Ingredients decreased by $5.6 million, or 33.0%, to $11.4 million for the three quarters ended September 29, 2018, compared to $17.0 million for the three quarters ended September 30, 2017. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the three quarters ended September 30, 2017	$16,960
Decrease in gross profit, as explained above	(8,449)
Higher employee-related compensation costs and unfavorable foreign exchange impact on euro-denominated SG&A expenses	(2,532)
Favorable foreign exchange impact within our international organic ingredient operations, including a $4.1 million favorable result related to forward currency contracts	4,392
Decrease in corporate cost allocations	1,000
Operating income for the three quarters ended September 29, 2018	$11,371

Consumer Products

	September 29,	September 30,
For the three quarters ended	2018	2017	Change	% Change

Revenues	$520,561	$577,176	$(56,615)	-9.8%
Gross Profit	59,582	65,791	(6,209)	-9.4%
Gross Profit %	11.4%	11.4%		0.0%

Operating Income %	$11,397	$16,124	$(4,727)	-29.3%
Operating Income %	2.2%	2.8%		-0.6%

Consumer Products contributed $520.6 million in revenues for the three quarters ended September 29, 2018, compared to $577.2 million for the three quarters ended September 30, 2017, a $56.6 million, or 9.8% decrease. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $40.9 million) and changes in raw fruit commodity-related pricing (a decrease in revenues of $9.5 million), Consumer Products revenues decreased approximately 1.1% . The table below explains the decrease in revenues:

Consumer Products Revenue Changes
Revenues for the three quarters ended September 30, 2017	$577,176
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(40,940)
Lower pricing of frozen fruit and volumes of fruit ingredients, reflecting decreased commodity pricing for raw fruit, lower distribution to certain customers, and declines in consumer consumption trends impacting certain product categories	(34,120)
Higher volumes of non-dairy aseptic beverage products into the foodservice and retail channels, as well as the introduction of new broth offerings, partially offset by lower volumes of premium juice products	10,126
Higher volumes of fruit snack products	8,319
Revenues for the three quarters ended September 29, 2018	$520,561

SUNOPTA INC.	50	September 29, 2018 10-Q

Gross profit in Consumer Products decreased by $6.2 million to $59.6 million for the three quarters ended September 29, 2018 compared to $65.8 million for the three quarters ended September 30, 2017, and the gross profit percentage remained unchanged at 11.4% . The gross profit percentage primarily reflected lower sales pricing and unfavorable product mix for frozen fruit, in addition to unfavorable plant utilization and higher manufacturing and supply chain costs within the Healthy Fruit platform, due to lower production volumes and increased raw material, handling and freight costs. These factors were partially offset by favorable plant utilization within the Healthy Beverage and Snacks platforms due to higher production volumes to meet sales demand, as well as productivity-driven cost savings across all platforms, and operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017. In addition, in the second quarter of 2018, we recorded a recovery of $1.2 million of previously-incurred product withdrawal costs from a third-party supplier. The table below explains the decrease in gross profit:

Consumer Products Gross Profit Changes
Gross profit for the three quarters ended September 30, 2017	$65,791
Lower sales pricing and unfavorable product mix for frozen fruit and lower volumes of fruit ingredients, in addition to unfavorable plant utilization and higher manufacturing and supply chain costs within the Healthy Fruit platform, partially offset by productivity-driven cost savings and the recovery of previously-incurred product withdrawal costs	(26,397)
Higher sales volumes, plant utilization and productivity improvements for aseptic beverage and fruit snack products, partially offset by higher processing and supply chain costs for premium juice products, and new product commercialization costs	13,868
Operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017	6,320
Gross profit for the three quarters ended September 29, 2018	$59,582

Operating income in Consumer Products decreased by $4.7 million, or 29.3%, to $11.4 million for the three quarters ended September 29, 2018, compared to $16.1 million for the three quarters ended September 30, 2017. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the three quarters ended September 30, 2017	$16,124
Decrease in gross profit, as explained above	(6,209)
Higher employee-related compensation costs and unfavorable foreign exchange on international operations	(4,089)
Decrease in corporate cost allocations	5,571
Operating income for the three quarters ended September 29, 2018	$11,397

Corporate Services

	September 29,	September 30,
For the three quarters ended	2018	2017	Change	% Change

Operating Loss	$(11,942)	$(28,460)	$16,518	58.0%

Operating loss at Corporate Services decreased by $16.5 million to $11.9 million for the three quarters ended September 29, 2018, compared to a loss of $28.5 million for the three quarters ended September 30, 2017. The table below explains the decrease in operating loss:

SUNOPTA INC.	51	September 29, 2018 10-Q

Corporate Services Operating Loss Changes
Operating loss for the three quarters ended September 30, 2017	$(28,460)
Lower non-structural third-party consulting costs and employee recruitment, relocation and retention costs associated with the Value Creation Plan	20,226
Lower employee-related compensation costs and favorable foreign exchange impact on foreign currency transactions, offset by unfavorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	4,458
Decrease in corporate cost allocations to SunOpta operating segments	(6,571)
Increased stock-based compensation costs as a result of a change in our long-term incentive plan in the second quarter of 2017	(1,695)
Operating loss for the three quarters ended September 29, 2018	$(11,942)

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

On September 19, 2017, the Global Credit Facility was amended to add an additional $15 million U.S. asset-based credit subfacility (the “U.S. Subfacility”). On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility by $5 million. The entire $20 million available for borrowing under the U.S. Subfacility was fully drawn as of October 22, 2018. The principal amount of U.S. Subfacility is repayable in quarterly instalments of $3.33 million, commencing with the fiscal quarter ending March 31, 2019. Borrowings repaid under the U.S. Subfacility may not be borrowed again. The applicable margin for the U.S. Subfacility ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers’ acceptance rate borrowings.

SUNOPTA INC.	52	September 29, 2018 10-Q

As at September 29, 2018, we had outstanding borrowings of $274.3 million and approximately $60 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 6(1) to the unaudited consolidated financial statements included in this report.

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the “Notes”). As at September 29, 2018, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017. For more information on the Notes, see note 6(2) to the unaudited consolidated financial statements included in this report.

SunOpta Foods has outstanding Preferred Stock with an aggregate stated value and initial liquidation preference of $85 million. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025 and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. For the quarter and three quarters ended September 29, 2018, SunOpta Foods paid cash dividends on the Preferred Stock of $1.7 million and $5.1 million, respectively, and, for the quarter and three quarters ended September 30, 2017, SunOpta Foods paid cash dividends on the Preferred Stock of $1.7 million and $5.0 million, respectively. As at September 29, 2018, SunOpta Foods had accrued unpaid dividends of $1.7 million. For more information on the Preferred Stock, see note 7 to the unaudited consolidated financial statements included in this report.

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

Cash Flows

Third Quarter of 2018 Compared to Third Quarter of 2017

Net cash and cash equivalents decreased $0.2 million in the third quarter of 2018 to $1.9 million as at September 29, 2018, compared with $2.1 million at June 30, 2018.

Cash provided by operating activities was $10.5 million in the third quarter of 2018, compared with cash used of $11.1 million in the third quarter of 2017, an increase in cash provided of $21.6 million. This increase in cash provided mainly reflected the relative timing of payments for fruit purchases, as well as a quarter-over-quarter reduction in net cash payments under the Value Creation Plan of $8.3 million.

Cash used in investing activities was $6.0 million in the third quarter of 2018, compared with $7.8 million in the third quarter of 2017, an decrease in cash used of $1.8 million. The decrease in cash used reflected the final cash receipt of $1.0 million in the third quarter of 2018 on the note receivable from the sale of Opta Minerals Inc. (“Opta Minerals”) in April 2016, and the cash payment of $1.7 million in the third quarter of 2017 for the acquisition of the non-controlling interest in our Mexican frozen fruit operation. These factors were partially offset by higher capital expenditures in the third quarter of 2018, which included the expansion of our aseptic beverage, roasted snack and frozen fruit processing capabilities, completion of the second cocoa line in the Netherlands, and information technology enhancements across the organization.

Cash used in financing activities was $4.7 million in the third quarter of 2018, compared with cash provided of $18.2 million in the third quarter of 2017, an increase in cash used of $22.9 million. The increase in cash used mainly reflected repayments under our line of credit facilities of $2.7 million in the third quarter of 2018, compared with borrowings of $19.2 million in the third quarter of 2017, which corresponded to the quarter-over-quarter reduction in working capital requirements.

SUNOPTA INC.	53	September 29, 2018 10-Q

First Three Quarters of 2018 Compared to First Three Quarters of 2017

Net cash and cash equivalents decreased $1.4 million in the first three quarters of 2018 to $1.9 million as at September 29, 2018, compared with $3.2 million as at December 30, 2017.

Cash used in operating activities was $16.2 million in the first three quarters of 2018, compared with $17.4 million in the first three quarters of 2017, a decrease in cash used of $1.2 million. This decrease in cash used reflected a year-over-year reduction in net cash payments under the Value Creation Plan of $25.1 million, which was largely offset by lower year-over-year operating results, and higher inventory purchases in the first three quarters of 2018 to support the commercialization of new consumer product offerings, and the expansion of our cocoa processing operations in the Netherlands.

Cash used in investing activities was $22.1 million in the first three quarters of 2018, compared with $23.3 million in the first three quarters of 2017, a decrease in cash used of $1.2 million. The decrease in cash used reflected the collection of the Opta Minerals note receivable in the third quarter of 2018, and the acquisition of the non-controlling interest in our Mexican frozen fruit operation in the third quarter of 2017. These factors were partially offset by higher capital expenditures in the first three quarters of 2018, including the expansion of our aseptic beverage, roasted snack and frozen fruit processing capabilities, completion of the second cocoa line in the Netherlands, and implementation of an enterprise resource planning system at our Mexican frozen fruit facility, as well as other information technology enhancements across the organization.

Cash provided by financing activities was $37.0 million in the first three quarters of 2018, compared with $42.2 million in the first three quarters of 2017, an decrease in cash provided of $5.2 million. The decrease in cash provided mainly reflected a $4.1 million reduction in proceeds from employee stock option exercises, partially offset by lower borrowings under our line of credit facilities in the first three quarters of 2018, compared with the first three quarters of 2017.

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

SUNOPTA INC.	54	September 29, 2018 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 29, 2018.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended September 29, 2018. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended September 29, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	55	September 29, 2018 10-Q

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

SUNOPTA INC.	56	September 29, 2018 10-Q

Item 6. Exhibits

The following exhibits are included as part of this report.

10.1

Third Amendment and Joinder, dated as of October 22, 2018, to the Credit Agreement, dated as of February 11, 2016 (as amended by the First Amendment dated as of October 7, 2016 and as further amended by the Second Amendment and Joinder dated as of September 19, 2017), among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 25, 2018).

31.1*	Certification by David Colo, President and Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by David Colo, President and Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

     *      Filed herewith.

SUNOPTA INC.	57	September 29, 2018 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 7, 2018	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	58	September 29, 2018 10-Q