Form 10-K
period 2018-12-29
SunOpta Inc.
filed 2019-02-27
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

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
Yes [X]   No [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]  Accelerated filer [   ]  Non-accelerated filer  [   ]  Smaller reporting company [   ]  Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant’s common shares on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $600 million. The registrant’s common shares trade on the NASDAQ Global Select Market under the symbol STKL and on the Toronto Stock Exchange under the symbol SOY.

The number of shares of the registrant’s common stock outstanding as of February 22, 2019 was 87,478,618.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.
FORM 10-K
For the year ended December 29, 2018
TABLE OF CONTENTS

SUNOPTA INC.	1	December 29, 2018 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended December 29, 2018 (“Form 10-K”) to “SunOpta”, the “Company”, “we”, “us”, “our” or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

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

	Canadian Dollar		Euro		Mexican Peso
Year	Closing	Average	Closing	Average	Closing	Average
2018	0.7332	0.7723	1.1446	1.1812	0.0503	0.0520
2017	0.7971	0.7708	1.1998	1.1281	0.0509	0.0530
2016	0.7448	0.7548	1.0553	1.1066	0.0485	0.0537

Forward-Looking Statements

This Form 10-K contains forward-looking statements which are based on management’s current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as “anticipate”, “estimate”, “target”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “can”, “could”, “would”, “should”, “may”, “might”, “plan”, “will”, “may”, “predict”, “budget”, “forecast”, the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; our ability to rationalize certain expenses and redeploy capital to enhance our focus on growing our consumer products and international organic sourcing platforms following the sale of our soy and corn business; the anticipated benefits of our Value Creation Plan, including the estimated amount, timing and sustainability of adjusted earnings before income taxes, depreciation and amortization (“EBITDA”) enhancements; our intention to implement business strategies and operational actions, and make structural investments under the Value Creation Plan, and the associated timing and costs of these actions; our ability to drive growth and deliver long-term value; future expectations related to our businesses, including operational growth and expansion plans, plans to improve profitability, and the global markets for our products; the expected increased capacity utilization resulting from our aseptic capacity expansion plan and the associated cost and timing; proposed construction of new cold storage facility at Santa Maria, California; improved revenue growth and profitability as a result of customer and product mix optimization efforts; and expected enhancements resulting from and timing of implementation of our new demand planning system; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

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

  conflicts of interest between our significant investors and our other stakeholders;

  disruptions to our business caused by shareholder activism;

  product liability suits, recalls and threatened market withdrawals that may arise or be brought against us;

  food safety concerns and instances of food-borne illnesses that could harm our business;

  litigation and regulatory enforcement concerning marketing and labeling of food products;

SUNOPTA INC.	2	December 29, 2018 10-K

  significant food and health regulations to which we are subject;

  ability to obtain additional capital as required to maintain current growth rates;

  the potential for impairment charges for goodwill or other intangible assets;

  the highly competitive industry in which we operate;

  that our customers may choose not to buy products from us;

  the potential loss of one or more key customers;

  changes and difficulty in predicting consumer preferences for natural and organic food products;

  our ability to effectively manage our supply chain;

  volatility in the prices of raw materials, freight and energy;

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

  changes in laws or regulations governing climate change;

  the enactment of new climate change laws;

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

SUNOPTA INC.	3	December 29, 2018 10-K

  our ability to meet the financial covenants under the Global Credit Facility or to obtain necessary waivers from our lenders;

  our ability to effectively manage our growth and integrate acquired companies;

  our ability to achieve the estimated benefits or synergies to be realized from business acquisitions;

  exposure to unknown liabilities arising from business acquisitions;

  unexpected disruptions in our business, including disruptions resulting from business acquisitions;

  our ability to successfully consummate possible future divestitures of businesses;

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

SUNOPTA INC.	4	December 29, 2018 10-K

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

Our vertically integrated business model makes us a preferred partner to our retail (e.g., grocery, mass, club, natural and specialty chains), foodservice and branded food customers. We deliver a diverse, innovative portfolio of high quality food and beverage products supported by our global sourcing platform, scalable operating footprint, manufacturing expertise and commitment to innovation. This platform enables us to consistently supply our customers with a broad range of non-GMO and organic ingredients as well as high quality healthy food and beverage products that cater to the evolving demands of today’s consumers. As a leading supplier of non-GMO and organic ingredients to the food industry, we leverage our insights into emerging consumer tastes and preferences to develop innovative new food and beverage products.

Our Product Portfolio

Our diverse consumer products portfolio utilizes non-GMO and organic raw materials and ingredients that are sourced primarily by our vertically integrated global ingredients capabilities, and consists of three main commercial platforms:

  Healthy Beverages – We offer a full line of aseptic beverages, comprising non-dairy beverages (including almond, soy, coconut, oat, hemp, rice and others), broths, teas and nutritional beverages. We also offer refrigerated premium juices, shelf-stable juices and functional waters. We believe we are the leading North American provider of non- dairy organic aseptic beverages and premium refrigerated private label organic orange juice.

  Healthy Fruit – We offer IQF fruit for retail (e.g., strawberries, blueberries, mango, pineapple, blends and other berries and fruit), IQF and bulk frozen fruit for foodservice (e.g., purées, fruit cups and smoothies), and custom fruit preparations for industrial use. We believe we are the leading North American provider of private label non-GMO and organic IQF fruit.

  Healthy Snacks – We offer fruit snacks (including bars, twists, ropes and bite-sized varieties), and roasted grain and seed snacks. We believe we are a leading North American provider of premium healthy fruit snacks. During 2017, we exited our flexible resealable pouch and nutrition bar product lines and operations, which were formerly part of the Healthy Snacks platform.

Our global ingredients platform is focused on the procurement and sale of non-GMO and organic grains and seeds (including ancient grains and seeds), fruits, vegetables, sweeteners, coffees, nuts, cocoa and other products as ingredients in both raw material and processed ingredient forms. In addition to supplying ingredients for our own healthy food and beverage product portfolio, we are a leading supplier of raw materials and processed ingredients to a number of global food manufacturers and foodservice operators. Our vertically integrated model allows us to leverage our scalable and diverse supply of high quality non-GMO and organic ingredients, adding value to a product at multiple stages of the supply chain and delivering comprehensive non-GMO and organic food ingredients and packaged goods solutions to our customers’ evolving demands. This model allows us to generate additional revenue from our global ingredients customers by providing them with high quality healthy food and beverage products.

Using our vertically integrated business model, we process non-GMO and organic food ingredients into consumer-packaged products. Our food ingredients are converted from raw materials, and our raw materials are sourced from approximately 5,000 suppliers encompassing approximately 10,000 growers in over 65 countries. Our employees and assets, which include 20 processing and packaging facilities, are principally located in North America and Europe, with smaller sourcing and processing operations in Africa and China. Our operations and capabilities provide the flexibility to modify our product portfolio to adapt to the changing consumer needs for non-GMO and organic food and beverage products. As a general principle, we do not own or operate our own farms, retail stores, or extensively market our own consumer brands.

SUNOPTA INC.	5	December 29, 2018 10-K

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

Sale of Specialty and Organic Soy and Corn Business

On February 22, 2019, our subsidiary, SunOpta Grains and Foods Inc., completed the sale of our specialty and organic soy and corn business to Pipeline Foods, LLC (“Pipeline Foods”) for $66.5 million, subject to certain post-closing adjustments. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of our North American-based raw material sourcing and supply operating segment, included in the Global Ingredients reportable segment. The business included five facilities located in Hope, Minnesota, Blooming Prairie, Minnesota, Ellendale, Minnesota, Moorhead, Minnesota, and Cresco, Iowa. As part of the transaction, we entered into a multi-year supply agreement with Pipeline Foods for certain ingredients used in our consumer products business. We will continue to operate our other North American-based sourcing and supply operations, consisting of sunflower and roasting operations, as well as our European- and U.S.-based organic ingredient operations, which were not part of the sale.

The sale of the soy and corn business was driven by the portfolio optimization strategy of the Value Creation Plan (see below), which is designed to simplify our business and exit product lines where we are not effectively positioned to drive long-term profitable growth. We intend to initially apply the net proceeds from the transaction to reduce debt, and over time redeploy this capital to further enhance our consumer products and international organic sourcing platforms.

Additional financial information related to this transaction and the soy and corn business can be found at Item 7 of this Annual Report on Form 10-K. The sale of the soy and corn business was completed after the end of the periods covered by this report and did not affect our results of operations as reported herein for the fiscal year ended December 29, 2018. Unless otherwise stated, the disclosures in this report reflect our business as it was conducted during the periods covered by this report, without giving effect to the sale of the soy and corn business.

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

Following the strategic partnership, with the assistance of Oaktree, we conducted a thorough review of our operations, management and governance, with the objective of maximizing our ability to deliver long-term value to our shareholders. As a product of this review our management and the Board of Directors implemented a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Value Creation Plan is a broad-based initiative focused on increasing shareholder value through strategic investments made to the people and assets of the Company to deliver sustained profitable growth.

In the first phase of the Value Creation Plan, implemented over 2017 and 2018, we have achieved $30 million of productivity-driven annualized enhancements to adjusted EBITDA. For 2017, the adjusted EBITDA benefits were offset by expenses associated with the Value Creation Plan, including structural investments made in the areas of quality, sales, marketing, operations and engineering resources, and non-structural third-party consulting support, severance and recruiting costs. For 2018, the adjusted EBITDA benefits were offset by a decline in profitability in the frozen fruit platform as a result of sales price reductions to improve competitive positioning, and higher costs including enhancements in sales, service and quality. The Value Creation Plan also calls for increased investment in capital upgrades at several manufacturing facilities to continue to enhance food safety and manufacturing efficiencies and capabilities.

SUNOPTA INC.	6	December 29, 2018 10-K

During 2018, the following actions were taken under each of the four pillars of the Value Creation Plan:

Portfolio Optimization

  Completed an expansion project at our Mexican frozen fruit facility, which is expected to drive incremental cost savings, in addition to enhanced profitability from the addition of retail bagging capabilities while continuing to ensure high quality product and customer service. The increased freezing and storage capacity also enables further diversification of the fruit varieties sourced from Mexico, which is also expected to provide long-term cost advantages.

  Completed commissioning of a second roasting and processing line at our organic cocoa facility in the Netherlands. In addition to adding new capabilities at the facility, this expansion approximately doubled cocoa processing capacity.

  Completed the commissioning of new roasting equipment at our Crookston, Minnesota, facility. The new equipment is designed to increase production efficiencies and add incremental capacity and roasting capabilities in support of demand for on-trend healthy snacks including roasted grains, seeds and legumes.

  Progressed with the commissioning of a new oil processing line at our Bulgarian sunflower facility, which is expected to drive incremental margins through growth and production efficiency.

  Initiated an expansion project at our Allentown, Pennsylvania, aseptic beverage facility to add processing and packaging capacity. This investment is also designed to add enhanced mixing and processing capabilities that should enable us to bring further innovation to the plant-based beverage market. The additional processing and filling capacity is also expected to provide increased flexibility and cost advantages across our network of aseptic plants, while creating needed capacity to continue to grow our organic and conventional aseptic beverage offerings.

Operational Excellence

  Continued to advance food safety and quality efforts across our entire manufacturing footprint, which has resulted in positive trends in third-party audit scores versus the prior year, including an approximately one-third reduction in consumer complaints in the Healthy Fruit platform year-over-year.

  Achieved approximately $20 million of productivity-driven margin enhancements in 2018 through our SunOpta 360 continuous improvement initiative in the areas of manufacturing, purchasing and supply chain management.

  Invested considerable time and resources into pack plan readiness initiatives across our California and Mexico fruit facilities in preparation for the 2018 strawberry harvest, resulting in high scores for fruit quality from enhanced sorting and handling processes, and a rebalancing of inventory levels.

  Approved a significant capital enhancement project to bring new automation and technology to our California fruit facilities and negotiated a long-term lease at the Santa Maria, California, location, which will involve the construction by the landlord of an adjacent public cold storage facility. These enhancements are designed to lower cost and increase productivity and improve quality in the Healthy Fruit platform.

  Continued to improve operational performance across the network of aseptic facilities, with overall capacity utilization exceeding 80% in the fourth quarter of 2018.

Go-To-Market Effectiveness

  Achieved commercial wins including the introduction of an innovative oat-based, non-dairy beverage into retail and industrial channels, expanded distribution of traditional non-dairy products into retail and broadline foodservice channels, expanded distribution of everyday broth with a large mass retailer, a new agreement to provide private label frozen fruit for a specialty retailer, increased orders for private label frozen fruit items following a category reset, and increased sales of co-manufactured fruit snacks.

  Successfully commercialized over 100 new and refreshed everyday broth and frozen fruit products with large mass and traditional retailers.

  Retained a retail frozen fruit account that was being re-bid plus a 14% increase in distribution, and secured a multi- year supply agreement with a large foodservice operator for aseptic beverage products.
  Maintained a strong pipeline of commercial opportunities in Consumer Products, and grew the overall contract book for organic ingredients both in Europe and the U.S. versus prior year levels.

SUNOPTA INC.	7	December 29, 2018 10-K

Process Sustainability

•	Enhanced employee health and safety processes resulted in an over 30% reduction in recordable incidents in 2018 versus the prior year.

•

Enhanced product commercialization capabilities resulted in the launch of over 100 new and refreshed products across the Healthy Beverage and Fruit platforms. Combined with our research and development capabilities, these commercialization processes are expected to aid in successfully bringing new innovation to market.

•	Implemented a new demand planning system that is expected to enhance our sales and operations planning processes.

•	Implemented a new specification system for ingredients that is designed to drive improved food safety and quality along with improved research and development efficiencies.

•	Added improved capacity planning capabilities across the frozen fruit and aseptic beverage networks in preparation for business expansion.

•	Consolidated transactional and other support functions of the Healthy Fruit platform into our North American shared services.

•	Completed an enterprise resource planning system implementation project at the Mexican frozen fruit facility.

In 2019, we intend to continue to make the necessary strategic business decisions and structural investments that we believe will deliver sustained profitable growth and deliver long-term value. The four pillars of the Value Creation Plan will continue to be framework that guides all of our enterprise-wide objectives. Our focus for 2019 will be in the following two key areas:

Operational Efficiency and Expansion

•	Continued execution of critical efficiency and expansion projects, including:

o

New fruit margin optimization plan, which includes the installation and commissioning of new automation and quality improvement equipment in our California fruit facilities ahead of the 2019 and 2020 strawberry pack seasons, and construction of the new public cold storage facility adjacent to our Santa Maria facility, all designed to drive margin improvement over the 2019 and 2020 crop seasons through lower labor and conversion costs, improved yield, and lower overall storage and freight costs.

o	Addition of new filling and processing capacity and capabilities at our Allentown beverage facility by the third quarter of 2019.

o	Opening of a new organic avocado oil facility located in Ethiopia during the second half of 2019.

•

Through the SunOpta 360 continuous improvement initiative in 2019, we are targeting $10 million of in-year productivity-driven margin enhancement in the areas of manufacturing, purchasing and supply chain, with a significant portion of this target coming from the fruit margin optimization plan.

Customer Service, Revenue Growth and Margin Accretive Innovation

•	Relentless focus on food safety, quality, and service including continued enhancements to our sales and operations planning processes and capacity planning capabilities.

SUNOPTA INC.	8	December 29, 2018 10-K

•

Continued growth across the Healthy Fruit, Beverage, and Snack consumer products categories, with a focus on bringing margin-accretive innovation to market to increase the number of value-added products we offer to our customers and targeting approximately 80% capacity utilization inside the aseptic network by the end of 2019, which includes new capacity expected to come online in the third quarter of 2019.

•

Targeted growth in our Global Ingredients segment, driving our mix of certified organic ingredients to represent over 80% of the sales in the portfolio, and achieving 85% capacity utilization in the recently expanded organic cocoa processing facility by the end of the 2019.

The statements we make in this Form 10-K about the expected results of the Value Creation Plan, including the expected improvements in earnings and adjusted EBITDA, as well as future actions to drive growth and deliver long-term value including the fruit margin optimization plan, are forward-looking statements. Forward-looking statements contained in this Form 10-K are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect. Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect. These factors are more fully described in the “Risk Factors” section at Item 1A of this Form 10-K. Adjusted EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations. See footnote (3) to the “Consolidated Results of Operations for Fiscal Years 2018 and 2017” table in management’s discussion and analysis of financial condition and results of operations at Item 7 of this Form 10-K for a discussion on the use of this non-GAAP measure and for a reconciliation of adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Changes in Directors and Executive Officers

On February 21, 2019, the Board of Directors of the Company (the “Board”) terminated David Colo as President and Chief Executive Officer (“CEO”) of the Company. In accordance with the terms of Mr. Colo’s employment agreement, his service as a member of the Board also terminated. On February 22, 2019, Katrina Houde, a member of the Board since December 2000, was appointed to the role of interim CEO. Ms. Houde was interim CEO for the Company from November 11, 2016 through February 6, 2017. Ms. Houde has agreed to serve in this capacity until the Board’s election of a new, permanent CEO. The Board has initiated a search process for a permanent CEO.

Regretfully, Gregg Tanner, a member of the Board since January 2017, passed away on January 24, 2019.

ACQUISITION HISTORY

SunOpta has been built through business acquisitions and internal growth. The following is a summary listing of business operations that we have acquired and retained since the inception of SunOpta. This summary does not include acquisitions that were subsequently divested.

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

SUNOPTA INC.	9	December 29, 2018 10-K

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

In 2018, we transferred certain of our specialty ingredient operations from Global Ingredients to the Healthy Beverages platform of Consumer Products. These operations produce liquid bases, including for our non-dairy aseptic beverage operations, as well as spray-dried ingredients

Financial information for each reportable segment describing revenues from external customers, a measure of profit or loss, and total assets for the last three fiscal years, as well as financial information about geographic areas for the last three fiscal years, is presented in note 23 of the Consolidated Financial Statements.

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

  Processing of crude sunflower oil and sunflower cakes.

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

SUNOPTA INC.	10	December 29, 2018 10-K

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

No customers accounted for more than 10% of revenues from our Global Ingredients segment in 2018.

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

•

Aseptic beverages including almond, soy, coconut, oat, hemp, rice and other non-dairy beverages, as well as adjacent categories such as broths, teas and nutritional beverages. Specializing in aseptic product offerings, Consumer Products produces a variety of pack sizes, including multi-serve and single-serve formats, all shelf stable with long shelf lives.

•

Organic and conventional beverage products, including shelf stable and refrigerated juices, specialty beverages, and functional waters. Consumer Products partners with third-party fillers to provide extended shelf life refrigerated packaging formats to its customers.

SUNOPTA INC.	11	December 29, 2018 10-K

•

Liquid soy, oat, rice, hemp and tea bases (including for our non-dairy aseptic beverage operation); spray- dried seed-, grain- and cocoa-based ingredients utilizing non-GMO and organic soy, corn, sunflower, rice, and cocoa; and specialty and organic functional ingredients, including maltodextrins, tack blends, and flavor enhancing products such as, snack coatings and cheese powders.

•

Our Healthy Beverage platform operates from an east to west network of three aseptic beverage processing facilities and one specialty ingredient facility, as well as co-manufacturing relationships that allow us to minimize distribution costs for our customers, maintain redundant back-up plans, and offer reliable, year- round programs.

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

In 2018, Starbucks Corporation and two other customers accounted for approximately 18%, 16% and 10%, respectively, of revenues from our Consumer Products operating segment and approximately 10%, 9% and 6%, of our consolidated revenues, respectively. No other customers accounted for more than 10% of revenues from our Consumer Products operating segment in 2018.

SUNOPTA INC.	12	December 29, 2018 10-K

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

SUNOPTA INC.	13	December 29, 2018 10-K

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

  Hazardous chemicals regulations – Various reports are filed with local city/state emergency response agencies to identify potential hazardous chemicals being used in our U.S. facilities.

  Storm water – all U.S. facilities are inspected annually and must comply with an approved storm water plan to protect water supplies.

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

In Canada, the sale of food is currently regulated under various federal and provincial laws, principally (but not limited to) the Safe Food for Canadians Act (“SFCA”), the Food and Drugs Act (“FADA”), the Canada Consumer Product Safety Act (“CCPSA”), the Canadian Food Inspection Agency Act (“CFIAA”) and the Canadian Environmental Protection Act, 1999 (“CEPA”), along with their supporting regulations. The following is a brief summary of each of these statutes to the extent that they apply or potentially apply to the Company and its operations:

  Safe Food for Canadians Regulations (“SFCR”) (under the SFCA) – the SFCR came into effect on January 15, 2019 and consolidated 14 sets of existing food regulations into a single set of regulations which governs all imported, exported, or inter-provincially traded food products. Some provisions of the SFCA and SFCR also apply intra-provincially. Notably,
  SFCR replaced the Organic Products Regulations, 2009, the Processed Products Regulations and, to the extent that they related to food products, the Consumer Packaging and Labeling Act and its supporting regulations. Principal elements of the SCFR which may impact the Company include licensing requirements, preventative controls, traceability requirements, commodity specific requirements, reporting requirements and timelines, an export certificate request process, packaging and labeling requirements to ensure food safety and prevent false or misleading labeling, regulation of the use of grades and grade names, standards of identity and expansion of the certification process for organic products, and other requirements.

SUNOPTA INC.	14	December 29, 2018 10-K

  Timelines for complying with the new requirements vary by food, activity, and size of the food business. Many requirements came into effect immediately while others allow a grace period of up to three years from January 15, 2019 for compliance.

  Food and Drug Regulations (under the FADA) – food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labeling, advertising and marketing, and licensing requirements. New requirements regarding nutrition and ingredient labeling and food color were introduced on December 14, 2016. To the extent the new labeling requirements apply to products manufactured and sold by the Company, we will have a five-year transitional period to adopt them. Amendments dealing with food color specifications and the removal of synthetic color certification requirements came into effect immediately.

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

  Canadian Food Inspection Agency Act (“CFIAA”) – the CFIAA grants power to the Canadian Food Inspection Agency (the “CFIA”), which is tasked with the administration and enforcement of certain Canadian food legislation. By virtue of the CFIAA and the SFCA, the CFIA has the power to inspect and, if deemed necessary, recall certain products, including fresh fruit and vegetables, processed foods and organic foods, if the Minister of Health believes that such products pose a risk to the public, animal or plant health.

  Substance Regulations – Various regulations under CEPA regulate the importation and use of certain substances in Canada. For example, prior to the importation and use in products, the importer must ensure that all ingredients are found on the Domestic Substances List (“DSL”) maintained by Environment and Climate Change Canada. In the event that an ingredient is not found on the DSL, then subject to the amount of the substance imported into Canada and used in products sold in Canada, a filing may become necessary under the New Substances Notification Regulations.

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

RESEARCH AND DEVELOPMENT

Research and development and new product, process and packaging innovation are key priorities of our Company and initiatives are focused on continuous improvement of our existing product portfolios and continuing efforts to improve production processes to reduce costs and improve efficiencies, as well as the development of innovative new products. Innovation is a key pillar for us and a necessity in the natural and organic foods categories. We believe our commitment and proactive approach to new product development and innovation is important to our ability to introduce new higher-margin food and beverage products to the market.

SUNOPTA INC.	15	December 29, 2018 10-K

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

Our continued success depends, in part, on our ability to protect our products, trade names and technology under U.S. and international patent laws and other intellectual property laws. We believe that we own or have sufficient rights to use all of the proprietary technology, information and trademarks necessary to manufacture and market our products; however, there is always a risk that patent applications relating to our products or technologies will not result in patents being issued, or, if issued, will be later challenged by a third party, or that current or additional patents will not afford protection against competitors with similar technology.

We also rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain technologies and processes. However, even with these steps taken, our outside partners and contract manufacturers could gain access to our proprietary technology and confidential information. All employees are required to adhere to internal policies, which are intended to further protect our technologies, processes and trade secrets.

PROPERTIES

We operate 20 processing facilities in seven U.S. states, as well as Canada, Mexico, the Netherlands, Bulgaria, and Ethiopia. In addition, we also own and lease a number of office and distribution locations in the U.S., Canada, Mexico, Europe, Ethiopia and China, and lease and utilize public warehouses to satisfy our storage needs. We also lease farmland that we sublease to fruit growers. For more details see Item 2. Properties, included elsewhere in this report.

ENVIRONMENTAL HAZARDS

We believe that, with respect to both our operations and real property, we are in material compliance with environmental laws at all of our locations.

EMPLOYEES

As at December 29, 2018, we had a total of approximately 2,000 full-time employees (December 30, 2017 – 1,800). We also employ up to 2,100 seasonal employees in the U.S. and Mexico during peak fruit seasons each year. We consider our relations with our employees to be good and have not experienced any work stoppages, slowdowns or other serious labor problems that have materially impeded our business operations.

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

SUNOPTA INC.	16	December 29, 2018 10-K

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

Risks Related to Strategic Initiatives, Significant Investors and Shareholder Activism

The implementation of our Value Creation Plan could pose a number of risks that could have an adverse impact on our business, financial condition and results of operations

Following our strategic partnership with Oaktree, we conducted a thorough review of our operations, management and governance, with the objective of maximizing our ability to deliver long-term value to our shareholders. As a product of this review, our management and the Board developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Value Creation Plan is a broad-based initiative focused on increasing shareholder value through strategic investments made to the people and assets of the Company to deliver sustained profitable growth. We began implementing the Value Creation Plan in 2016, and implementation is ongoing and could span several more years. In connection with the Value Creation Plan, we will continue to implement operational actions to improve our profitability and streamline our operations for long-term success. These actions include rationalization or consolidation of certain of our operations or facilities, reinvestment in certain of our operations or facilities, investments in personnel, processes and tools, as well as other cost saving initiatives. These ongoing actions could consume capital resources and could also give rise to impairment and other restructuring charges in future periods that would be both cash and non-cash in nature, and these charges could be material.

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

Our significant investors may have interests that conflict with those of our debtholders and other stakeholders

As at December 29, 2018, Oaktree held a 19.7% voting interest in the Company through its holdings of 11,333,333 special voting shares and 8,092,699 common shares of the Company. Oaktree has also nominated two members of the Board and is entitled to designate two nominees for election to the Board so long as it beneficially owns or controls at least 11.1% of

SUNOPTA INC.	17	December 29, 2018 10-K

SunOpta Inc.’s common stock on an as-exchanged basis. If Oaktree beneficially owns or controls less than 11.1% but more than 5% of the Company’s common stock on an as-exchanged basis, it will be entitled to designate one nominee. In addition, as at December 29, 2018, Engaged Capital, LLC (“Engaged Capital”) beneficially owned or controlled approximately 7.8% of the Company’s common stock and has nominated one member of our Board.

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

Risks Related to Our Business

Product liability suits, recalls and threatened market withdrawals, could have a material adverse effect on our business

Many of our products are susceptible to harmful bacteria, and the sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties, faulty packaging materials, product contamination, or spoilage. Under certain circumstances, we or our customers may be required to recall or withdraw products, which may lead to a material and adverse effect on our business, financial condition or results of operations. Our customers may also voluntarily recall or withdraw a product we manufactured or packaged, even without consulting us, which could increase our potential liability and costs and result in lost sales. A product recall or withdrawal could result in significant losses due to the costs of the recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time. In addition, a recall or withdrawal may cause us to lose future revenues from, or relationships with, one or more material customers, and the impact of the recall or withdrawal could affect our customers’ willingness to continue to purchase related or unrelated products from us, or could otherwise hinder our ability to grow our business with those customers. We could also be forced to temporarily close one or more production facilities.

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

SUNOPTA INC.	18	December 29, 2018 10-K

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

Food safety concerns and instances of food-borne illnesses caused by third parties could harm our business

Our internal processes and training may not be fully effective in preventing contamination of food products that could lead to food-borne illnesses. We rely on third-party suppliers and distributors, which increases the risk that food-borne illness incidents (such as e. coli, salmonella or listeria) could occur outside of our control and at multiple locations. If consumers lose confidence in the safety and quality of our products or organic products generally, even in the absence of a recall or a product liability case, our business, financial condition and results of operations could be materially and adversely affected. Instances of food-borne illnesses, whether real or perceived, and whether or not traceable to our operations or a result of our actions or omissions, could cause negative publicity about us or the products we serve, which could adversely affect sales. Food safety concerns and instances of food-borne illnesses and injuries caused by contaminated products sold by third parties could cause customers to shift their preferences, even if no food-borne illnesses or injuries are traced to our products. As a result, our sales may decline. Loss of customers as a result of these health concerns or negative publicity could harm our business, financial condition and results of operations.

Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices, and breach of state consumer protection statutes (such as Proposition 65 in California). The FTC and/or state attorneys general may bring legal actions that seek to remove a product from the marketplace and/or impose fines and penalties. Even when not merited, class claims, action by the FTC or state attorneys general enforcement actions can be expensive to defend and adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition and results of operations.

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

SUNOPTA INC.	19	December 29, 2018 10-K

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

Our business is also required to comply with the Food Safety Modernization Act (“FSMA”) and the FDA’s implementing regulations. FSMA requires, among other things, that food facilities conduct contamination hazard analysis, implement risk-based preventive controls and develop track-and-trace capabilities. If we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

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

For example, in 2018 and 2017, we recognized goodwill impairment charges of $81.2 million and $115.0 million related to the Healthy Fruit reporting unit of the Consumer Products operating segment, and, in 2016, we recognized a goodwill impairment charge of $17.5 million related to the Sunflower reporting unit of the Raw Material Sourcing and Supply operating segment.

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

SUNOPTA INC.	20	December 29, 2018 10-K

Our customers generally are not obligated to continue purchasing products from us

Many of our customers buy from us under purchase orders, and we generally do not have long-term agreements with, or commitments from these customers for the purchase of products. We cannot provide assurance that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base. Decreases in our customers’ sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition and results of operations.

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business and our results of operations. Our three largest customers accounted for approximately 25% of consolidated revenues for the year ended December 29, 2018. The loss, decrease or cancellation of business with any of our large customers could materially and adversely affect our business, financial condition and results of operations.

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

SUNOPTA INC.	21	December 29, 2018 10-K

Volatility in the prices of raw materials, freight and energy could increase our cost of sales and reduce our gross margins

Raw materials represent a significant portion of our cost of sales. Our cost to purchase services and materials, such as grains, fruits and other commodities, processing aids, freight, and natural gas, can fluctuate depending on many factors, including weather patterns, economic and political conditions and pricing volatility. In addition, we must compete for limited supplies of these raw materials and services with competitors having greater resources than we have. If our cost of materials and services increases due to any of the above factors, we may not be able to pass along the increased costs to our customers.

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

A significant portion of our strawberry supply is sourced from California, which has experienced severe drought conditions from time to time, resulting in lost crops and water restrictions for growers in California. As strawberry growers are largely dependent on well water, diminishing groundwater resources could also lead to a reduced strawberry supply. Drought conditions are a recurring feature of California’s climate, and existing and future water conservation laws could negatively impact the agricultural industry in California and have a material adverse effect on our business, financial condition and results of operations.

In recent years, California has experienced numerous wildfires, including the largest wildfires in recorded state history. In addition to the potential for direct damage to agriculture from wildfires, heavy smoke from large wildfires can adversely affect crops, delay harvests and adversely affect local agriculture in other ways. Due to recurring drought conditions, California could continue to experience significant wildfires, which could negatively impact the agricultural industry in California and have a material adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	22	December 29, 2018 10-K

An interruption at one or more of our manufacturing facilities could negatively affect our business, and our business continuity plan may prove inadequate

We own or lease, manage and operate a number of manufacturing, processing, packaging, storage and office facilities. We may be unable to accept and fulfill customer orders as a result of disasters, epidemics, business interruptions or other similar events. Some of our inventory and manufacturing facilities are located in areas that are susceptible to harsh weather, and the production of certain of our products is concentrated in a few geographic areas. In addition, we store chemicals used in the equipment for quick freezing of fruit or used for cooling processes during ingredient processing, and our storage of these chemicals could lead to risk of leaks, explosions or other events. Although we have a business continuity plan, we cannot provide assurance that our business continuity plan will address all of the issues we may encounter in the event of a disaster or other unanticipated issues. Our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a natural disaster, or other catastrophic event were to destroy any part of any of our facilities or interrupt our operations for any extended period of time, or if harsh weather or epidemics prevent us from delivering products in a timely manner, our business, financial condition and results of operations could be materially and adversely affected. In addition, if we fail to maintain our labor force at one or more of our facilities, we could experience delays in production or delivery of our products, which could also have a material adverse effect on our business, financial condition and results of operations.

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

Changes in laws and regulations of privacy and protection of user data could adversely affect our business

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs, adopt additional compliance measures, such as notification requirements and corrective actions in the event of a security breach, and/or change our current or planned business models. We are already subject to strict data privacy laws in the European Union and other jurisdictions governing the collection, transmission, storage and use of employee data and personally-identifying information. The General Data Protection Regulation (“GDPR”), which became effective in Europe in May 2018, creates a range of new compliance obligations and increases financial penalties for non-compliance and extends the scope of the European Union data protection law to all companies processing data of European Union residents, regardless of the company’s location. The GDPR and other privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Such regulations increase our compliance and administrative burden significantly. While we have developed and are executing comprehensive plans to meet these requirements and do not currently foresee significant obstacles that would prevent timely compliance, these plans are subject to many variables that could delay or otherwise affect implementation.

SUNOPTA INC.	23	December 29, 2018 10-K

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

SUNOPTA INC.	24	December 29, 2018 10-K

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In December 2017, the U.S. enacted significant tax reform, and certain provisions of the law may adversely affect our business. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition and results of operations may be adversely impacted.

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

SUNOPTA INC.	25	December 29, 2018 10-K

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

SUNOPTA INC. 2	26	December 29, 2018 10-K

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

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations

Our level of indebtedness could adversely affect our business, financial condition and results of operations, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements or other general corporate purposes. In addition, we will have to use a substantial portion of our cash flow to pay principal, premium (if any) and interest on our indebtedness, which will reduce the funds available to us for other purposes. If we do not generate sufficient cash flows to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. Our level of indebtedness will also make us more vulnerable to economic downturns and adverse industry conditions and may compromise our ability to capitalize on business opportunities, and to react to competitive pressures as compared to our competitors.

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

Our business may be materially and adversely affected if we are unable to renew the Global Credit Facility and/or refinance our senior secured second lien notes

The Global Credit Facility matures on February 10, 2021. We may not be able to renew this facility to the same level or size, or on terms as favorable as at present. A reduced facility may impact our ability to finance our business, requiring us to scale back our operations and our use of working capital. Alternatively, obtaining credit on less favorable terms would have a direct impact on our profitability and operating flexibility. Our senior secured second lien notes mature on October 9, 2022. Our ability to refinance these notes upon maturity will depend on the capital markets and our financial condition at such time. As a result, we may not be able to obtain refinancing on commercially reasonable terms, which could have a material and adverse impact on our business, financial condition and results of operations. Alternatively, we may have to undertake alternative financing plans, such as restructuring our debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital.

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

SUNOPTA INC.	27	December 29, 2018 10-K

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

  diversion of management’s attention;

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

SUNOPTA INC.	28	December 29, 2018 10-K

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

The possible future divestiture of businesses could impact our profitability

We may, from time to time, divest businesses that are no longer a strategic fit or no longer meet our growth or profitability targets. Our profitability may be impacted by gains or losses on the sales of such businesses, or lost operating income or cash flows from such businesses. Additionally, we may be required to record asset impairment or restructuring charges related to divested businesses, or indemnify buyers for liabilities, which may reduce our profitability and cash flows. For example, under the Value Creation Plan, we recognized asset impairment and facility closure costs of $34.6 million, as well as related employee termination costs of $8.7 million, in connection with portfolio optimization measures taken under the plan, including the exits from flexible resealable pouch and nutrition bar product lines and operations. We may also not be able to negotiate such divestitures on terms acceptable to us. Such potential divestitures will require management resources and may divert management’s attention from our day-to-day operations. If we are not successful in divesting such businesses, our business could be harmed.

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

SUNOPTA INC.	29	December 29, 2018 10-K

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

SUNOPTA INC.	30	December 29, 2018 10-K

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

Item 1B. Unresolved Staff Comments

None.

SUNOPTA INC.	31	December 29, 2018 10-K

Item 2. Properties

The following table lists the location, description, ownership and segment of our principal properties:

Location	Facility Description	Owned/ Leased	Lease Expiry Date
Mississauga, Ontario(1)	Corporate head office	Leased	June 2021
Edina, Minnesota(1)	Corporate administrative office and Consumer Products head office	Leased	November 2022
Hope, Minnesota(2)	Grain processing and Raw Material Sourcing and Supply head office	Owned
Cresco, Iowa(2)	Grain milling	Owned
Blooming Prairie, Minnesota(2)	Grain storage	Owned
Ellendale, Minnesota(2)	Grain storage	Owned
Moorhead, Minnesota(2)	Sales office	Leased	August 2020
Moorhead, Minnesota(2)(4)	Vacant	Owned
Breckenridge, Minnesota(2)	Grain processing and distribution	Owned
Crookston, Minnesota(2)	Grain processing, warehouse and distribution	Owned
Crookston, Minnesota(2)	Warehouse	Leased	November 2019
Grace City, North Dakota(2)	Grain processing, warehouse and distribution	Owned
Scotts Valley, California(2)(3)	Sales and administrative office	Leased	February 2021
Amsterdam, The Netherlands(2)	Sales and International Sourcing and Supply head office	Leased	October 2022
Middenmeer, The Netherlands(2)	Cocoa processing	Leased	December 2022
Middenmeer, The Netherlands(2)	Warehouse	Leased	December 2022
Cavaillon, France(2)	Sales office	Leased	July 2022
Skye, Germany(2)	Sales office	Leased	November 2020
Dalian, China(2)	Warehouse and office	Leased	November 2019
Dalian, China(2)	Warehouse and office	Leased	November 2024
Addis Ababa, Ethiopia(2)	Grain and coffee processing and sales office	Leased	October 2021
Silistra, Bulgaria(2)	Grain processing	Owned
Varna, Bulgaria(2)	Sales and administrative office	Leased	July 2019
Kenema, Sierra Leone(2)	Cocoa storage	Leased	July 2019
Alexandria, Minnesota(3)	Aseptic beverage processing and packaging	Owned
Alexandria, Minnesota(3)	Ingredient processing	Owned
Alexandria, Minnesota(3)	Warehouse	Owned
Heuvelton, New York(3)(5)	Vacant	Owned
Modesto, California(3)	Aseptic beverage processing and packaging	Leased	May 2024
Modesto, California(3)	Warehouse	Leased	May 2024
Allentown, Pennsylvania(3)	Aseptic beverage processing and packaging	Leased	April 2027
Allentown, Pennsylvania(3)	Warehouse	Leased	November 2025
Omak, Washington(3)	Fruit snack processing, warehouse and distribution	Leased	May 2027
St. David’s, Ontario(3)	Fruit snack processing, warehouse and distribution	Leased	December 2020
Placentia, California(3)	Sales and administration office	Leased	January 2022
South Gate, California(3)	Fruit ingredient processing, warehouse and distribution	Leased	June 2020
Edwardsville, Kansas(3)	Frozen fruit processing, warehouse and distribution	Owned
Oxnard, California(3)	Frozen fruit processing, warehouse and distribution	Owned
Oxnard, California(3)	Frozen fruit processing, warehouse and distribution	Leased	December 2019
Santa Maria, California(3)	Frozen fruit processing, warehouse and distribution	Leased	April 2035
Jacona, Mexico(3)	Frozen fruit processing, warehouse and distribution	Owned
Rogers, Arkansas(3)	Sales office	Leased	July 2019

(1)	Included in Corporate Services.
(2)	Included in Global Ingredients.
(3)	Included in Consumer Products.
(4)	Moorhead, Minnesota, grain handling facility was closed on August 31, 2017.
(5)	Heuvelton, New York, ingredient processing facility closed in January 2017.

SUNOPTA INC.	32	December 29, 2018 10-K

Executive Offices

Our executive head office is located at 2233 Argentia Drive, Suite 401, Mississauga, Ontario.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see note 22 of the consolidated financial statements included at Item 15 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

SUNOPTA INC.	33	December 29, 2018 10-K

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases Equity Securities

Our common shares trade in U.S. dollars on The NASDAQ Global Select Market under the symbol “STKL”, and in Canadian dollars on the TSX under the symbol “SOY”.

As at December 29, 2018, we had approximately 402 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financial agreements to which we are then a party and other factors considered relevant by our Board of Directors. Additionally, the terms of our existing debt instruments include covenants that restrict our ability to pay dividends to shareholders. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

Equity Compensation Plan Information

The following table provides information as at December 29, 2018, with respect to our common shares that may be issued under the Company’s stock incentive and employee share purchase plans:

				Number of Securities
	Number of			Remaining Available
	Securities to be			for Future Issuance
	Issued Upon	Weighted-Average		Under Equity
	Exercise of	Exercise Price of		Compensation Plans
	Outstanding	Outstanding		(Excluding Securities
	Options, Warrants,	Options, Warrants		Reflected in Column
Plan Category	and Rights	and Rights		(a))
	(a)	(b)		(c)
Equity compensation plans approved by securities holders:
2013 Stock Incentive Plan(1)	4,658,283	$7.76	(3)	4,028,729
Employee Stock Purchase Plan	-	-		999,915
Equity compensation plans not approved by securities holders:
CEO Plan(2)	818,386	$7.00	(3)	-
Total	5,476,669	$7.65		5,028,644

(1)

Represents common shares of the Company issuable in respect of 2,698,550 stock options, 597,837 restricted stock units (“RSUs”) and 1,361,896 performance share units (“PSUs”) granted to selected employees and directors of the Company.

(2)	Represents common shares of the Company issuable in respect of 473,940 performance-based stock options, 66,666 RSUs and 277,780 PSUs granted to the Chief Executive Officer of the Company.
(3)

Vested RSUs and PSUs entitle the holder to receive one common share per unit without payment of additional consideration. Accordingly, these units are disregarded for purposes of computing the weighted-average exercise price.

SUNOPTA INC.	34	December 29, 2018 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 28, 2013.

	2013	2014	2015	2016	2017	2018
SunOpta Inc.	100.00	118.38	68.33	70.43	77.42	38.36
Nasdaq Industrial Index	100.00	101.99	110.39	119.64	148.42	144.21
S&P/TSX Composite Index	100.00	107.42	95.51	112.23	119.00	104.41

Assumes that $100.00 was invested in our common shares and in each index on December 28, 2013.

SUNOPTA INC.	35	December 29, 2018 10-K

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

	2018		2017		2016		2015(1)	2014
	$		$		$		$	$

Revenues	1,260,852		1,279,593		1,346,731		1,145,134	1,102,745
Earnings (loss) from continuing operations attributable to SunOpta Inc.	(109,205	)(2)	(135,320	)(3)	(50,618	)(4)	(2,996)	19,295	(5)
Basic earnings (loss) per share from continuing operations	(1.34)		(1.66)		(0.61)		(0.04)	0.29
Diluted earnings (loss) per share from continuing operations	(1.34)		(1.66)		(0.61)		(0.04)	0.28
Total assets	896,738		982,173		1,129,558		1,219,203	640,950
Bank indebtedness	280,334		234,090		201,494		159,773	78,454
Long-term debt (including current portion)	228,863		228,033		231,087		322,995	4,581
Long-term liabilities (including current portion)	6,365		13,652		20,854		23,052	1,086

(1)

Includes the results of operations of Sunrise Holdings (Delaware), Inc. (acquired October 9, 2015), Niagara Natural Fruit Snack Company Inc. (assets acquired August 11, 2015) and Citrusource, LLC (acquired March 2, 2015) from the respective dates of acquisition.

(2)	Includes a goodwill impairment charge of $81.2 million related to the Healthy Fruit reporting unit of the Consumer Products operating segment.
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

(5)	Includes a charge for the impairment of investment of $8.4 million, as well as a gain on disposal on assets of $1.3 million.

SUNOPTA INC.	36	December 29, 2018 10-K

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) section provides analysis of our operations and financial position for the fiscal year ended December 29, 2018 and includes information available to February 26, 2019, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the consolidated financial statements included elsewhere in this report.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as “anticipate”, “estimate”, “target”, “intend”, “project”, “potential”, “continue”, “believe”, “expect”, “can”, “could”, “would”, “should”, “might”, “plan”, “will”, “may”, “might”, “predict”, “budget”, “forecast”, or other similar expressions concerning matters that are not historical facts, or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

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

SUNOPTA INC.	37	December 29, 2018 10-K

Effective in 2018, we transferred certain of our specialty ingredient operations from Global Ingredients to the Healthy Beverages platform of Consumer Products. These operations produce liquid bases, including for the Company’s non-dairy aseptic beverage operations, as well as spray-dried ingredients. The segment information presented in this MD&A for years ended December 30, 2017 and December 31, 2016 has been restated to reflect this realignment. Specifically, for the years ended December 30, 2017 and December 31, 2016, revenues of $13.6 million and $15.5 million, respectively, and operating income of $2.0 million and $2.0 million, respectively, generated by these operations have been reclassified from Global Ingredients to Consumer Products.

For a more detailed description of our operating groups and their businesses, please see the “Business” section at Item 1 of this Form 10-K.

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2018, 2017 and 2016 were each 52-week periods ending on December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

Sale of Specialty and Organic Soy and Corn Business

On February 22, 2019, our subsidiary, SunOpta Grains and Foods Inc., completed the sale of our specialty and organic soy and corn business to Pipeline Foods, LLC (“Pipeline Foods”) for $66.5 million, subject to certain post-closing adjustments. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of our North American-based raw material sourcing and supply operating segment, included in the Global Ingredients reportable segment.

As a result of available U.S. non-capital loss carryforwards, the transaction is expected to be tax efficient with net proceeds after fees, expenses, and taxes contributing approximately $64 million in cash. The net proceeds from this transaction will initially be used to repay borrowings under our Global Credit Facility (as described below under the heading “Liquidity and Capital Resources”), which is expected to provide additional incremental borrowing capacity of approximately $46 million under this facility. Taking into consideration the expected net proceeds and borrowing capacity generated from this transaction, our total debt as at December 29, 2018 would have been approximately $445 million and the available borrowing capacity under our Global Credit Facility would have been approximately $101 million, on a pro forma basis. Over time, we intend to redeploy this capital to further enhance our consumer products and international organic sourcing platforms.

The results of operations of the soy and corn business for each of the three fiscal years in the period ended December 29, 2018 are summarized in the table below. These results exclude management fees charged by Corporate Services and do not reflect the anticipated savings from other cost reduction measures taken in connection with this transaction as described following this table.

	December 29,	December 30,	December 31,
	2018	2017	2016
	$	$	$
Revenues	104,427	112,336	116,849
Gross profit	8,310	10,449	8,667
Segment operating income	6,777	9,047	7,160
Earnings before income taxes	6,783	8,885	7,047

On the same basis as described above, the results of operations of the soy and corn business for each of the quarters of the year ended December 29, 2018 are summarized in the table below.

	March 31,	June 30,	September 29,	December 29,
	2018	2018	2018	2018
	$	$	$	$
Revenues	21,399	29,543	27,002	26,483
Gross profit	2,658	2,778	1,251	1,623
Segment operating income	2,275	2,395	868	1,239
Earnings before income taxes	2,292	2,422	817	1,252

SUNOPTA INC.	38	December 29, 2018 10-K

The sale of the soy and corn business is expected to simplify our operations, enabling cost reductions that extend beyond the employees and expenses that will transfer to Pipeline Foods. As a result, we expect to rationalize an additional $3.0 million of costs and expenses that were included in our consolidated results of operations in 2018. Taking into consideration the contribution from the soy and corn business, as well as the costs and expenses expected to be rationalized, adjusted EBITDA would have decreased by approximately $4.6 million for the year ended December 29, 2018, on a pro forma basis, if this transaction had occurred at the beginning of 2018. The following table presents by quarter and for the full year of fiscal 2018 a reconciliation of adjusted EBITDA in connection with this transaction from earnings before income taxes of the soy and corn business, which we consider in this case to be the most directly comparable U.S. GAAP financial measure.

				Quarter ended	Year ended
	March 31,	June 30,	September 29,	December 29,	December 29,
	2018	2018	2018	2018	2018
	$	$	$	$	$
Earnings before income taxes of soy and corn business	2,292	2,422	817	1,252	6,783
Depreciation	213	217	212	205	847
Interest income	(15)	(27)	(39)	(16)	(97)
Other expense (income)	(2)	-	91	2	91
Less costs and expenses to be rationalized	(995)	(901)	(652)	(490)	(3,038)
Adjusted EBITDA	1,493	1,711	429	953	4,586

Adjusted EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations. See footnote (3) to the “Consolidated Results of Operations for Fiscal Years 2018 and 2017” table below for a discussion on the use of this non-GAAP measure.

The sale of the soy and corn business was completed after the end of the periods covered by this MD&A and did not affect our results of operations as reported herein for the fiscal year ended December 29, 2018. Unless otherwise stated, the disclosures in this MD&A reflect our business as it was conducted during the periods covered by this report, without giving effect to the sale of the soy and corn business.

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

Following the strategic partnership, with the assistance of Oaktree, we conducted a thorough review of our operations, management and governance, with the objective of maximizing our ability to deliver long-term value to our shareholders. As a product of this review, our management and the Board of Directors developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Value Creation Plan is a multi-year, broad-based initiative focused on increasing shareholder value through strategic investments made to the people and assets of the Company to deliver sustained profitable growth.

Costs incurred in connection with measures taken under the Value Creation Plan included impairment charges and facility closure costs primarily related to the closure of certain of our processing facilities and rationalization of our product portfolio, including the exits from flexible resealable pouch and nutrition bar product lines and operations in 2017, and consolidations of grain-handling and roasted snack operations. In addition, we incurred employee recruitment, relocation, retention and severance costs related to exit activities and organizational changes within management and executive teams, and recruiting efforts in the areas of quality, sales, marketing, operations and engineering. We also incurred third-party legal advisory, consulting and temporary labor costs in support of the Value Creation Plan.

SUNOPTA INC.	39	December 29, 2018 10-K

Costs incurred and charged to expense for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 were recorded in the consolidated statement of operations as follows:

	December 29,	December 30,	December 31,
	2018	2017	2016
	$	$	$
Cost of goods sold(1)	100	3,189	-
Selling, general and administrative expenses(2)	613	22,894	4,041
Other expense(3)	1,661	23,829	14,285
	2,374	49,912	18,326

(1)	Inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)

Consulting/professional fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.

(3)

For the year ended December 29, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $0.7 million; Consumer Products operating segment - $0.8 million; and Corporate Services - $0.2 million. For the year ended December 30, 2017, asset impairment and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $2.1 million; Consumer Products operating segment - $20.6 million; and Corporate Services - $1.1 million. For the year ended December 31, 2016, asset impairment and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $1.6 million; Consumer Products operating segment - $10.6 million; and Corporate Services - $2.1 million.

We do not expect to incur significant additional direct costs related to the Value Creation Plan in future periods. However, it is possible that additional costs could arise if we determine to initiate further strategic actions in the future.

For more information regarding the Value Creation Plan, see note 3 to the consolidated financial statements at Item 15 of this Form 10-K.

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

Revenue Recognition

We recognize revenue when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods. Control is typically transferred when title and physical possession of the product has transferred to the customer, which is at the point in time that product is shipped from our facilities or delivered to a specified destination, depending on the terms of the contract, and we have a present right to payment.

Consideration is typically determined based on a fixed unit price for the quantity of product transferred. Certain of our revenue contracts may give rise to an element of variable consideration in the form of rebates or discounts; however, variable consideration has historically been immaterial in the context of the total consideration due under the contracts. We do not typically grant customers a general right of return for goods transferred but we will generally accept returns of product for quality-related issues. The cost of satisfying this promise of quality is accounted for as an assurance-type warranty obligation rather than variable consideration. Our contracts do not typically include any significant payment terms, as payment is normally due shortly after the time of transfer.

For sales of raw commodities or organic ingredients, the duration of our contracts is typically one year or less and may involve multiple delivery dates over the course of the contract. For consumer products, contracts are typically represented by short-term, binding purchase orders from customers. The timing of our revenue recognition, customer billings and cash collections, does not result in significant unbilled receivables (contract assets) or customer advances (contract liabilities) on the consolidated balance sheet. Contract costs, such as sales commissions, are generally expensed as incurred given the short-term nature of the associated contracts.

SUNOPTA INC.	40	December 29, 2018 10-K

See note 2 of the consolidated financial statements at Item 15 of this Form 10-K for disclosures related to revenue.

Accounts Receivable

Our accounts receivable primarily includes amounts due from our customers. The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection. An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligations to us. In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit-worthiness of the customer, payment terms, the customer’s historical payment history and general economic conditions. Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the amount receivable. Note 6 of the consolidated financial statements at Item 15 of this Form 10-K provides an analysis of the changes in the allowance for doubtful accounts.

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

Intangible Assets

We evaluate amortizable intangible assets acquired through business combinations for impairment if events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset; the loss of a significant customer; current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset; the introduction of a competing product that results in a significant loss of market share; and a current expectation that, more likely than not, an intangible asset will be disposed of before the end of its previously estimated useful life, such as a plan to exit a product line or business in the near term.

Impairment exists when the carrying amount of an amortizable intangible asset is not recoverable through undiscounted future cash flows and its carrying value exceeds its estimated fair value. A discounted cash flow analysis is typically used to determine fair value using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset’s expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our long-lived assets can be in excess of 20 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. We perform the annual test for goodwill impairment in the fourth quarter of each fiscal year. Goodwill impairment charges are recognized based on the excess of a reporting unit’s carrying amount over its estimated fair value.

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

SUNOPTA INC.	41	December 29, 2018 10-K

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

Based on the results of the annual impairment test performed for the years ended December 29, 2018 and December 30, 2017, we recognized goodwill impairment charges of $81.2 million and $115.0 million respectively, to fully write-off the goodwill related to our Healthy Fruit reporting unit. For the year ended December 31, 2016, we recognized a goodwill impairment charge of $17.5 million to fully write-off the goodwill related to our Sunflower reporting unit. None of the goodwill balances of our other reporting units were considered to be at risk of impairment, as the fair value of those reporting units substantially exceeded their carrying values – that is, a hypothetical 10% decrease in the fair value of any of our other reporting units would not have triggered a goodwill impairment. The results of our annual impairment tests for goodwill are described in note 9 of the consolidated financial statements at Item 15 of this Form 10-K.

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

The assumptions and estimates with respect to determining the fair value of customer relationship intangible assets acquired are among the most significant in our acquisition accounting and generally require the most judgment. Key variables in determining the fair value of customer relationships are the estimated customer attrition rate and the percentage of revenue growth attributable to existing customers. Changes to either or both of these variables could have a significant impact on the customer relationships intangible assets’ values, and changes to the estimated customer attrition rate could have a significant impact on the estimated useful lives of these assets. The expected customer attrition rate assumed in the estimate of fair value for the customer relationships intangible assets is generally supported by an analysis of historical attrition of the acquired business’s customers and consideration of its amortization policy of previously acquired customer relationships, amortization policies adopted for acquired customer relationships by other companies in similar transactions, and the contractual terms between the acquired business and its customers. The percentage of revenue growth attributable to existing customers assumed in the estimate of fair value for the customer relationships intangible assets is typically supported by an analysis of the acquired business’s historical and forecasted revenue growth rates by customer. Changes in any of the assumptions or estimates used in determining the fair value of the customer relationship intangible assets could have a significant impact on the amounts assigned to goodwill in the purchase price allocation. Future net earnings can be affected by changes in these estimates resulting in an increase or decrease in amortization expense, or impairment of the intangible assets and/or goodwill. Note 10 of the consolidated financial statements at Item 15 of this Form 10-K outlines annual amortization expense relating to these intangibles.

Some acquisitions involve contingent consideration to be potentially paid based on the achievement of specified future financial targets by the acquired business. Acquisition-related contingent consideration is initially recognized as a liability at estimated fair value and re-measured each reporting period with changes in the estimated fair value recognized in earnings. These estimates of fair value involve uncertainties as they include assumptions about the likelihood of achieving the specified financial targets, projections of future financial performance, and assumed discount rates. A change in any of these assumptions could produce a different fair value, which could impact the amounts assigned to assets and liabilities in the purchase price allocation, or the amounts recognized in earnings to reflect subsequent changes in the carrying value of the liability. Note 5 of the consolidated financial statements at Item 15 of this Form 10-K includes disclosures regarding the estimated fair value of contingent consideration.

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

SUNOPTA INC.	42	December 29, 2018 10-K

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

In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet. We also estimate the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and as a result actual results may differ from forecasts. We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied, the number of years based on management’s estimate it will take to use the tax assets and any other special circumstances. If different judgments had been used, our income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with our assessment. Note 18 of the consolidated financial statements at Item 15 of this Form 10-K provides an analysis of the changes in the valuation allowance and the components of our deferred tax assets.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could differ from our accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

SUNOPTA INC.	43	December 29, 2018 10-K

Consolidated Results of Operations for Fiscal Years 2018 and 2017

	December 29,	December 30,
	2018	2017	Change	Change
	$	$	$	%
Revenues
Global Ingredients	559,712	536,928	22,784	4.2%
Consumer Products	701,140	742,665	(41,525)	-5.6%
Total revenues	1,260,852	1,279,593	(18,741)	-1.5%

Gross Profit
Global Ingredients	55,270	65,663	(10,393)	-15.8%
Consumer Products	68,200	79,424	(11,224)	-14.1%
Total gross profit	123,470	145,087	(21,617)	-14.9%

Segment operating income (loss)(1)
Global Ingredients	16,430	19,932	(3,502)	-17.6%
Consumer Products	1,238	11,924	(10,686)	-89.6%
Corporate Services	(13,736)	(31,089)	17,353	55.8%
Total segment operating income	3,932	767	3,165	412.6%

Other expense, net	2,825	23,660	(20,835)	-88.1%
Goodwill impairment	81,222	115,000	(33,778)	-29.4%
Loss before the following	(80,115)	(137,893)	57,778	41.9%
Interest expense, net	34,406	32,504	1,902	5.9%
Recovery of income taxes	(5,378)	(35,829)	30,451	85.0%
Net loss(2),(3)	(109,143)	(134,568)	25,425	18.9%
Earnings attributable to non-controlling interests	62	752	(690)	-91.8%
Loss attributable to SunOpta Inc.	(109,205)	(135,320)	26,115	19.3%
Dividends and accretion on Series A Preferred Stock	(7,909)	(7,809)	(100)	-1.3%

Loss attributable to common shareholders(4)	(117,114)	(143,129)	26,015	18.2%

(1)

When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items and goodwill impairments determined in accordance with U.S. GAAP. This measure is the basis on which management, including the Chief Executive Officer (“CEO”), assesses the underlying performance of our operating segments.

We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our operating performance. However, the non-GAAP measure of operating income should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income/loss to loss before the following, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
	$	$	$	$
December 29, 2018
Segment operating income (loss)	16,430	1,238	(13,736)	3,932
Other income (expense), net	(2,209)	1,913	(2,529)	(2,825)
Goodwill impairment	-	(81,222)	-	(81,222)
Earnings (loss) before the following	14,221	(78,071)	(16,265)	(80,115)

December 30, 2017
Segment operating income (loss)	19,932	11,924	(31,089)	767
Other expense, net	(2,311)	(21,093)	(256)	(23,660)
Goodwill impairment	-	(115,000)	-	(115,000)
Earnings (loss) before the following	17,621	(124,169)	(31,345)	(137,893)

SUNOPTA INC.	44	December 29, 2018 10-K

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

The following table presents a reconciliation of adjusted loss from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, in recognition of our exit from flexible resealable pouch and nutrition bar product lines and operations (as described above under “Value Creation Plan”), we have prepared this table in a columnar format to present the effect of these operations on our consolidated results for the periods presented. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

	Excluding flexible		Flexible
	resealable pouch		resealable pouch
	and nutrition bar		and nutrition bar			Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the years ended	$	$	$	$	$	$
December 29, 2018
Net loss	(108,758)		(385)		(109,143)
Less: earnings attributable to non-controlling interests	(62)		-		(62)
Less: dividends and accretion of Series A Preferred Stock	(7,909)		-		(7,909)
Loss attributable to common shareholders	(116,729)	(1.34)	(385)	-	(117,114)	(1.34)

Adjusted for:
Goodwill impairment(a)	81,222		-		81,222
Inventory write-downs(b)	3,101		-		3,101
Equipment start-up costs(c)	2,913		-		2,913
New product commercialization costs(d)	2,729		-		2,729
Costs related to Value Creation Plan(e)	1,696		678		2,374
Reserve for notes receivable(f)	2,232		-		2,232
Product withdrawal and recall costs(g)	1,456		-		1,456
Other(h)	296		-		296
Fair value adjustment on contingent consideration(i)	(2,821)		-		(2,821)
Recovery of product withdrawal costs(j)	(1,200)		-		(1,200)
Reversal of stock-based compensation(k)	(182)		-		(182)
Net income tax effect(l)	681		(176)		505
Adjusted earnings (loss)	(24,606)	(0.28)	117	-	(24,489)	(0.28)

December 30, 2017
Net loss	(119,707)		(14,861)		(134,568)
Less: earnings attributable to non-controlling interests	(752)		-		(752)
Less: dividends and accretion of Series A Preferred Stock	(7,809)		-		(7,809)
Loss attributable to common shareholders	(128,268)	(1.49)	(14,861)	(0.17)	(143,129)	(1.66)

Adjusted for:
Goodwill impairment(m)	115,000		-		115,000
Costs related to the Value Creation Plan(n)	32,160		17,752		49,912
Product withdrawal and recall costs(o)	1,142		-		1,142
Recovery of legal settlement(p)	(1,024)		-		(1,024)
Reversal of stock-based compensation(k)	(546)		-		(546)
Other(h)	442		-		442
Net income tax effect(l)	(18,332)		(6,923)		(25,255)
Change in unrecognized tax benefits(q)	(452)		-		(452)
Impact of change in enacted U.S. corporate tax rates(r)	(8,437)		-		(8,437)
Adjusted loss	(8,315)	(0.10)	(4,032)	(0.05)	(12,347)	(0.14)

SUNOPTA INC.	45	December 29, 2018 10-K

(a)	Reflects the impairment of the remaining goodwill balance associated with the Healthy Fruit reporting unit of the Consumer Products operating segment.
(b)

Reflects the write-down of certain frozen fruit inventory items in the fourth quarter of 2018, due to a change in expected use of aged stocks, and reduced sales pricing and high production costs, which was recorded in cost of goods sold.

(c)	Reflects mainly costs related to the start-up of new roasting equipment, as well as a second cocoa processing line, which were recorded in cost of goods sold.
(d)

Reflects costs for development, production trials and start-up costs, incremental freight charges, and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold ($2.3 million) and selling, general and administrative (“SG&A”) expenses ($0.4 million).

(e)

Reflects the write-down of inventories of $0.1 million recorded in cost of goods sold; professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses; and asset impairment, facility closure and employee termination costs of $1.7 million recorded in other expense, all related to the Value Creation Plan.

(f)	Reflects a bad debt reserve for notes receivable associated with a previously sold business, which was recorded in other expense.
(g)

Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, which were recorded in other expense.

(h)

Other included the accretion of contingent consideration obligations, gain/loss on the sale of assets, severance costs unrelated to the Value Creation Plan, and settlement of a legal matter, which were recorded in other expense/income.

(i)

Reflects a fair value adjustment to reduce the contingent consideration obligation related to a prior business acquisition, based on the results for the business in fiscal 2018, which was recorded in other income.

(j)

Reflects the recovery from a third-party supplier of $1.2 million of costs incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(k)

Reflects the reversal to SG&A expenses of previously recognized stock-based compensation related to performance share units granted to certain employees as the performance conditions were not achieved.

(l)	Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 27% for 2018 (2017 – 30%) on adjusted earnings before tax.
(m)	Reflects the partial impairment of goodwill associated with the Healthy Fruit reporting unit of the Consumer Products operating segment.
(n)

Reflects inventory write-downs and facility closure costs of $3.2 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment, relocation and retention costs, and bad debt reserves of $22.9 million recorded in SG&A expenses; and asset impairment charges and employee termination costs of $23.8 million recorded in other expense.

(o)

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

(p)

Reflects a recovery on the early extinguishment of a rebate obligation that arose from the prior settlement in 2016 of a flexible resealable pouch product recall dispute with a customer, which was recorded in other income.

(q)	Reflects the realization of previously unrecognized tax benefits, due to the expiration of the statute of limitations.
(r)	Reflects the remeasurement of deferred tax balances to reflect new U.S. corporate tax rates enacted in December 2017.

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

(3)

We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors’ understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation and asset impairment charges, as well as other unusual items that affect the comparability of operating performance. We also use this measure to review and assess our progress under the Value Creation Plan, and to assess operating performance in connection with our employee incentive programs. In addition, we are subject to certain restrictions on incurring additional indebtedness based on availability and metrics that include in their calculation a measure of EBITDA. We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)). The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of flexible resealable pouch and nutrition bar operations on our consolidated results for the periods presented. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

SUNOPTA INC.	46	December 29, 2018 10-K

	Excluding flexible	Flexible
	resealable pouch	resealable pouch
	and nutrition bar	and nutrition bar	Consolidated
For the years ended	$	$	$
December 29, 2018
Net loss	(108,758)	(385)	(109,143)
Recovery of income taxes	(5,243)	(135)	(5,378)
Interest expense, net	34,406	-	34,406
Other expense, net	2,147	678	2,825
Goodwill impairment	81,222	-	81,222
Total segment operating income	3,774	158	3,932
Depreciation and amortization	32,788	-	32,788
Stock-based compensation	7,939	-	7,939
Inventory write-downs(a)	3,101	-	3,101
Equipment start-up costs(b)	2,913	-	2,913
New product commercialization costs(c)	2,729	-	2,729
Costs related to Value Creation Plan(d)	713	-	713
Recovery of product withdrawal costs(e)	(1,200)	-	(1,200)
Adjusted EBITDA	52,757	158	52,915

December 30, 2017
Net loss	(119,707)	(14,861)	(134,568)
Recovery of income taxes	(26,328)	(9,501)	(35,829)
Interest expense, net	32,504	-	32,504
Other expense, net	8,847	14,813	23,660
Goodwill impairment	115,000	-	115,000
Total segment operating income (loss)	10,316	(9,549)	767
Depreciation and amortization	31,994	830	32,824
Stock-based compensation(f)	6,395	-	6,395
Costs related to Value Creation Plan(d)	23,144	2,939	26,083
Product withdrawal and recall costs(g)	729	-	729
Adjusted EBITDA	72,578	(5,780)	66,798

(a)

Reflects the write-down of certain frozen fruit inventory items in the fourth quarter of 2018, due to a change in expected use of aged stocks, and reduced sales pricing and high production costs, which was recorded in cost of goods sold.

(b)	Reflects mainly costs related to the start-up of new roasting equipment, as well as a second cocoa processing line, which were recorded in cost of goods sold.
(c)

Reflects costs for development, production trials and start-up costs, incremental freight charges, and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold ($2.3 million) and SG&A expenses ($0.4 million).

(d)

For 2018, reflects the write-down of inventories of $0.1 million recorded in cost of goods sold; and professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses. For 2017, reflects inventory write-downs and facility closure costs of $3.2 million recorded in cost of goods sold, and consulting fees, temporary labor, employee recruitment, relocation and retention costs of $22.9 million recorded in SG&A expenses.

(e)

Reflects the recovery from a third-party supplier of $1.2 million of costs incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(f)

For 2017, stock-based compensation of $6.4 million was recorded in SG&A expenses, and the reversal of $0.7 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other expense.

(g)

Reflects the estimated lost gross profit caused by the recall of certain sunflower kernel products of $0.7 million, which reflected the shortfall in revenues in the first quarter of 2017 against first quarter 2016 volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million.

Although we use adjusted EBITDA as a measure to assess the performance of our business and for the other purposes set forth above, this measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

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

SUNOPTA INC.	47	December 29, 2018 10-K

(4)

In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor’s ability to derive meaningful period-over-period comparisons and trends from our results of operations. In particular, we evaluate our revenues on a basis that excludes the effects of fluctuations in commodity pricing and foreign exchange rates. In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis. These items are identified above under footnote (2), and in the discussion of our results of operations below. These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not be considered in isolation of, or as substitutes for an analysis of our results as reported under U.S. GAAP.

Revenues for the year ended December 29, 2018 decreased by 1.5% to $1,260.9 million from $1,279.6 million for the year ended December 30, 2017. Excluding the impact on revenues for the year ended December 29, 2018, of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $50.0 million), changes in commodity-related pricing (a decrease in revenues of $23.0 million) and foreign exchange rates (an increase in revenues of $9.7 million), revenues increased by 3.6% in 2018, compared with 2017. The increase in revenues on an adjusted basis reflected higher demand for organic ingredients in the U.S., and higher volumes of aseptic non-dairy beverage products and new broth offerings, as well as fruit snack products. These increases were offset by the impact of lower pricing for frozen fruit (reflecting strategic pricing reductions to gain distribution) and volumes of fruit ingredient products (reflecting changing consumer preferences for certain yogurt items), and lower volumes and pricing for domestically-sourced grains and seeds, as well as lower organic ingredient sales in Europe.

Gross profit decreased $21.6 million, or 14.9%, to $123.5 million for the year ended December 29, 2018, compared with $145.1 million for the year ended December 30, 2017. As a percentage of revenues, gross profit for the year ended December 29, 2018 was 9.8% compared to 11.3% for the year ended December 30, 2017, a decrease of 1.5% . The gross profit percentage for 2018 would have been approximately 10.8%, excluding inventory write-downs for certain frozen fruit inventory items, due to a change in expected use of aged stocks, and reduced sales pricing and high production costs ($3.1 million), start-up costs related to new roasting equipment and a second cocoa processing line ($2.9 million), and costs incurred for production trials and employee training related to new product introductions ($2.4 million), as well as a non-cash foreign exchange loss on U.S. dollar-denominated raw material purchase contracts ($4.9 million), partially offset by the recovery of $1.2 million of previously-incurred product withdrawal costs from a third-party supplier. For 2017, the gross profit percentage would have been 11.2%, excluding the impact of a non-cash foreign exchange gain on U.S. dollar-denominated raw material purchase contracts ($5.2 million), mostly offset by the write-down of flexible resealable pouch and nutrition bar inventories as a result of the exit from these product lines ($2.6 million), lost margin caused by the recall of certain sunflower kernel products initiated in the second quarter of 2016 ($0.7 million), and facility closure costs under the Value Creation Plan ($0.6 million).

Global Ingredients accounted for $10.4 million of the decrease in gross profit, which was largely due to the impact of foreign exchange movements on certain contracts within the Netherlands-based operations of our international organic ingredients platform. In 2018, we recognized a $4.9 million non-cash foreign exchange loss on U.S. dollar-denominated raw material purchase contracts, compared with a non-cash foreign exchange gain of $5.2 million in 2017, which reflected a significant strengthening of the U.S. dollar versus the euro in 2018, compared with a significant weakening of the U.S. dollar versus the euro in 2017. In addition, the decrease in gross profit reflected start-up costs on the new roasting equipment and a second cocoa processing line, and lower volumes and pricing for domestically-sourced grains and seeds. These factors were partially offset by higher volumes and pricing spreads for certain internationally-sourced organic ingredients, as well as a gain on commodity futures contracts used to hedge our organic cocoa position of $1.3 million in 2018, compared with a gain of $0.8 million in 2017. We enter into futures contracts to manage exposure to changes in cocoa prices on our physical organic cocoa position, which increased in 2018 versus 2017 due to the expansion of our cocoa processing operations in the Netherlands. Excluding start-up costs, the impacts of foreign exchange and commodity pricing, and the lost margin due the sunflower recall, the gross profit percentage for Global Ingredients would have been approximately 11.0% and 11.2% in 2018 and 2017, respectively.

Consumer Products accounted for $10.2 million of the decrease in gross profit, reflecting lower sales pricing, unfavorable product mix and inventory write-downs for certain frozen fruit items, and lower sales and unfavorable plant utilization for fruit ingredients, as well as costs related to the commercialization of new beverage products. These factors were partially offset by the favorable impact within the Healthy Beverage and Snacks platforms of higher sales volumes and improved plant utilization, and productivity-driven cost savings across all platforms. In addition, we gained operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017.

Total segment operating income for the year ended December 29, 2018 increased by $3.1 million, or 412.6%, to $3.9 million, compared with $0.8 million for the year ended December 30, 2017. As a percentage of revenues, segment operating income was 0.3% for the year ended December 29, 2018, compared with 0.1% for the year ended December 30, 2017. The increase in segment operating income reflected a $19.3 million decrease in SG&A expenses and a favorable year-over-year foreign exchange impact of $5.4 million (including a $4.8 million favorable result related to forward currency contracts within our international organic ingredient operations, which partially offset the foreign exchange movement within gross profit). The decrease in SG&A expenses mainly reflected a reduction in consulting fees and temporary labor costs ($16.1 million), and employee recruitment, relocation and retention costs ($5.8 million) associated with the Value Creation Plan, partially offset by higher employee-related compensation costs in 2018, compared with 2017. Excluding SG&A costs related to the Value Creation Plan, new product development costs ($0.4 million), and the reversal of previously recognized stock-based compensation for cancelled performance share units ($0.2 million), as well as those items identified above affecting gross profit, segment operating income as a percentage of revenues on an adjusted basis would have been 1.2% in 2018, compared with 1.6% in 2017.

SUNOPTA INC.	48	December 29, 2018 10-K

Further details on revenue, gross profit and segment operating income/loss variances are provided below under “Segmented Operations Information”.

Other expense for the year ended December 29, 2018 of $2.8 million mainly reflected a bad debt reserve for notes receivable associated with a previously sold business ($2.2 million), facility closure costs and asset impairment charges related to the closure of our nutrition bar facility and the sale of our former roasted snack facility ($1.3 million) and employee termination costs ($0.4 million), all associated with the Value Creation Plan, as well as product withdrawal and recall costs ($1.5 million). These expenses were partially offset by a $2.8 million reduction to the remaining contingent consideration obligation that arose from a prior business acquisition. Other expense for the year ended December 30, 2017 of $23.7 million reflected the impairment of long-lived assets related to the exits from our flexible resealable pouch and nutrition bar product lines and operations, and consolidation of our roasted snack operations, as well as the closure of our premium juice facility ($18.2 million), and employee termination costs ($5.6 million) associated with the Value Creation Plan, partially offset by a $1.0 million recovery on the early extinguishment of a rebate obligation that arose from the prior settlement of a recall dispute with a customer related to flexible resealable pouch products.

In 2018 and 2017, we recognized non-cash impairment charges of $81.2 million and $115.0 million, respectively, to fully write-off the goodwill that arose from our acquisition of Sunrise Holdings (Delaware), Inc. (“Sunrise”) in October 2015. These impairments reflected lower-than-expected sales and operating performance for the business since the acquisition of Sunrise, as well as uncertainty of future revenue growth patterns due to potential sales pricing limitations and consumer consumption trends, as well as an extended timeframe to reduce costs and increase profitability in the business through planned productivity initiatives focused on plant automation and supply chain efficiency.

Interest expense increased by $1.9 million to $34.4 million for the year ended December 29, 2018, compared with $32.5 million for the year ended December 30, 2017. Interest expense included the amortization of debt issuance costs of $2.5 million and $2.8 million in 2018 and 2017, respectively. The year-over-year increase in cash interest expense primarily reflected higher borrowings under our line of credit facilities to fund increased working capital requirements and settle costs incurred under the Value Creation Plan, together with an increase in weighted-average interest rates.

We recognized a recovery of income tax of $5.4 million for the year ended December 29, 2018, compared with a recovery of income tax of $35.8 million for the year ended December 30, 2017 (which included a $8.4 million recovery related to the remeasurement of deferred tax balances to reflect the corporate tax rates enacted in the U.S. in December 2017, and the realization of $0.5 million of previously unrecognized tax benefits). Excluding the impact of goodwill impairment and other non-deductible amounts from pre-tax losses, the effective tax rates for 2018 and 2017 would have been 27.5% and 48.6%, respectively. The effective tax rate in 2018 reflected the impact of the reduction in the U.S. federal corporate tax rate from 35% to 21%, and the effective tax rate for 2017 reflected effect of a mix of pre-tax losses in the U.S. (related to costs associated with the Value Creation Plan) and pre-tax earnings in certain other jurisdictions.

On a consolidated basis, we realized a loss attributable to common shareholders of $117.1 million (diluted loss per share of $1.34) for the year ended December 29, 2018, compared with a loss attributable to common shareholders of $143.1 million (diluted loss per share of $1.66) for the year ended December 30, 2017.

For the year ended December 29, 2018, adjusted loss was $24.5 million, or $0.28 per diluted share, on a consolidated basis, compared with an adjusted loss of $12.3 million, or $0.14 per diluted share, on a consolidated basis for the year ended December 30, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted loss was $24.6 million, or $0.28 per diluted share, for the year ended December 29, 2018, compared with an adjusted loss of $8.3 million, or $0.10 per diluted share, for the year ended December 30, 2017. Adjusted EBITDA for the year ended December 29, 2018 was $52.9 million on a consolidated basis, compared with $66.8 million on a consolidated basis for the year ended December 30, 2017. Excluding flexible resealable pouch and nutrition bar product lines and operations, adjusted EBITDA for the year ended December 29, 2018 was $52.8 million, compared with $72.6 million for the year ended December 30, 2017. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	49	December 29, 2018 10-K

Segmented Operations Information

Global Ingredients	December 29, 2018	December 30, 2017	Change	% Change

Revenue	559,712	536,928	22,784	4.2%
Gross Profit	55,270	65,663	(10,393)	-15.8%
Gross Profit %	9.9%	12.2%		-2.3%

Operating Income	16,430	19,932	(3,502)	-17.6%
Operating Income %	2.9%	3.7%		-0.8%

Global Ingredients contributed $559.7 million in revenues for the year ended December 29, 2018, compared to $536.9 million for the year ended December 30, 2017, an increase of $22.8 million, or 4.2% . Excluding the impact on revenues of changes including commodity-related pricing and foreign exchange rate movements (a decrease in revenues of $2.4 million), Global Ingredients revenues increased approximately 4.7% . The table below explains the increase in revenue:

Global Ingredients Revenue Changes

Revenues for the year ended December 30, 2017	$536,928

Increased volumes of internationally-sourced organic ingredients including cocoa, oils, fruits and vegetables, and coffee, offset by lower volumes of animal feed and seeds.
Overall volumes of organic ingredients were higher in the U.S. and lower in Europe
period-over-period	40,235

Favorable foreign exchange impact on euro-denominated sales due to a weaker U.S.
dollar period-over-period	9,730

Increased commodity pricing for domestically-sourced corn, partially offset by lower
pricing for sunflower, feed and soy	1,049

Decreased domestically-sourced volumes of specialty soy (due to tighter supply in 2018 and exit from certain varieties in 2017) and milled corn, and soft domestic sunflower market due to global competition, partially offset by higher specialty corn, organic feed
and roasted snack volumes	(15,044)

Decreased commodity pricing for internationally-sourced organic ingredients	(13,186)

Revenues for the year ended December 29, 2018	$559,712

Gross profit in Global Ingredients decreased by $10.4 million to $55.3 million for the year ended December 29, 2018, compared to $65.7 million for the year ended December 30, 2017, and the gross profit percentage decreased by 2.3% to 9.9% . The decrease in gross profit percentage was primarily due to the unfavorable non-cash foreign exchange impact on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations. In addition, the decrease in gross profit percentage reflected start-up costs related to new roasting equipment and a second cocoa processing line, reduced sunflower pricing and operating inefficiencies within our sunflower operations due to lower production volumes, as well as the loss of higher margin milled corn volumes and reduced pricing spread on organic feed. These factors were partially offset by a favorable cocoa hedging result within our international organic ingredients operations, as well as improved pricing spreads on organic cocoa and certain other organic ingredients. The table below explains the decrease in gross profit:

SUNOPTA INC.	50	December 29, 2018 10-K

Global Ingredients Gross Profit Changes

Gross profit for the year ended December 30, 2017	$65,663

Unfavorable foreign exchange impact in 2018 on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations, compared with a favorable foreign exchange impact in 2017 (partially offset below in operating
income by a $4.8 million favorable reduction in losses on forward currency contracts)	(10,030)

Start-up costs of $2.7 million and commercial delays related to new roasting equipment, lower volumes and pricing for sunflower inshell and kernel, lower volumes of higher
margin milled corn, and reduced pricing spread for animal feed	(5,869)

Higher volumes and pricing spreads for certain internationally-sourced organic ingredients, including cocoa, fruits and vegetables, coffee and oils, partially offset by seeds, animal feed and grains, as well as start-up costs of $0.2 million related to the
expansion of our cocoa facility in the Netherlands	5,054

Favorable cocoa commodity hedging result within our international organic ingredient
operations	452

Gross profit for the year ended December 29, 2018	$55,270

Operating income in Global Ingredients decreased by $3.5 million, or 17.6%, to $16.4 million for the year ended December 29, 2018, compared to $19.9 million for the year ended December 30, 2017. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the year ended December 30, 2017	$19,932
Decrease in gross profit, as explained above	(10,393)
Higher employee-related compensation costs and unfavorable foreign exchange impact
on euro-denominated SG&A expenses, partially offset by lower professional fees	(1,471)
Decrease in foreign exchange losses within our international organic ingredient operations, which included a $4.8 million reduction in marked-to-market losses related
to forward currency contracts	5,561
Decrease in corporate cost allocations	2,801
Operating income for the year ended December 29, 2018	$16,430

Looking forward, we believe Global Ingredients is well positioned in the growing organic food and non-GMO categories. Having completed the sale of our soy and corn business, which formed part of Global Ingredient, we intend to focus our efforts on growing our international organic sourcing and supply capabilities, and leveraging these capabilities internally with forward and backward integration where opportunities exist. We expect global competition on price and supply in the sunflower category to remain strong, which may continue to negatively impact the margin profile and profitability of this business. In addition, we have experienced delays in the operational start-up of the new roasting equipment, which has impacted our ability to meet existing customer demand for roasted products. However, the equipment has now been fully commissioned, which should enable us to pursue new business opportunities. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Several factors could adversely impact our ability to meet these forward-looking expectations, including increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our ingredient expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under “Forward-Looking Statements”.

SUNOPTA INC.	51	December 29, 2018 10-K

Consumer Products	December 29, 2018	December 30, 2017	Change	% Change

Revenue	701,140	742,665	(41,525)	-5.6%
Gross Profit	68,200	79,424	(11,224)	-14.1%
Gross Profit %	9.7%	10.7%		-1.0%

Operating Income	1,238	11,924	(10,686)	-89.6%
Operating Income %	0.2%	1.6%		-1.4%

Consumer Products contributed $701.1 million in revenues for the year ended December 29, 2018, compared to $742.7 million for the year ended December 30, 2017, a $41.5 million, or 5.6% decrease. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $50.0 million) and changes in raw fruit commodity-related pricing (a decrease in revenues of $10.8 million), Consumer Products revenues increased approximately 2.8% . The table below explains the decrease in revenues:

Consumer Products Revenue Changes
Revenues for the year ended December 30, 2017	$742,665
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(50,039)
Lower pricing (related to strategic pricing reductions to gain distribution) more than offsetting higher volumes of frozen fruit, and lower volumes of fruit ingredients due to
declines in consumer consumption trends for certain yogurt items	(12,289)
Decreased commodity pricing for raw fruit	(10,836)
Higher volumes of non-dairy aseptic beverage products into the foodservice and retail channels, and the introduction of new broth offerings, partially offset by lower volumes
of premium juice products	23,758
Higher volumes of fruit snack products	7,881
Revenues for the year ended December 29, 2018	$701,140

Gross profit in Consumer Products decreased by $11.2 million to $68.2 million for the year ended December 29, 2018, compared to $79.4 million for the year ended December 30, 2017, and the gross profit percentage decreased by 1.0% to 9.7% . For the year ended December 29, 2018, the gross profit percentage primarily reflected lower sales pricing, unfavorable product mix and inventory write-downs for certain frozen fruit items, and lower sales and unfavorable plant utilization for fruit ingredients, as well as costs related to the commercialization of new beverage products. These factors were partially offset by the favorable impact within the Healthy Beverage and Snacks platforms of higher sales volumes and improved plant utilization, productivity-driven cost savings across all platforms, and operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017. In addition, in 2018, we recorded a recovery of $1.2 million of previously-incurred product withdrawal costs from a third-party supplier. The table below explains the decrease in gross profit:

SUNOPTA INC.	52	December 29, 2018 10-K

Consumer Products Gross Profit Changes

Gross profit for the year ended December 30, 2017	$79,424

Lower sales pricing, unfavorable product mix, and inventory write-downs of $3.1 million in the fourth quarter of 2018 for certain frozen fruit items, and lower volumes and unfavorable plant utilization for fruit ingredients, partially offset by productivity-
driven cost savings and the recovery of previously-incurred product withdrawal costs of
$1.2 million	(33,212)

Higher sales volumes, plant utilization and productivity improvements for aseptic beverage and fruit snack products, partially offset by higher processing and supply chain costs for premium juice products, and new product commercialization costs of $2.4
million	13,760

Operational savings following the discontinuance of flexible resealable pouch and
nutrition bar production in the fourth quarter of 2017	8,228

Gross profit for the year ended December 29, 2018	$68,200

Operating income in Consumer Products decreased by $10.7 million to $1.2 million for the year ended December 29, 2018, compared to $11.9 million for the year ended December 30, 2017. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating loss for the year ended December 30, 2017	$11,924
Decrease in gross profit, as explained above	(11,224)
Higher employee-related compensation costs, marketing expenses and unfavorable
foreign exchange on international operations, offset by lower consulting costs	(4,570)
Decrease in corporate cost allocations	5,108
Operating income for the year ended December 29, 2018	$1,238

Looking forward we believe Consumer Products remains well-positioned in markets with long-term growth potential. However, pricing constraints for frozen fruit could continue to adversely affect the near-term revenue and margin performance of the business. We have initiated plans to bring automation and supply chain efficiencies to our frozen fruit operations to return the business to profitable growth, which will be phased in over the next two crop seasons. Meanwhile, we continue to focus our efforts on (i) leveraging our sales and marketing resources to create greater channel specific focus on retail and foodservice to increase opportunities to diversify our portfolio and drive incremental sales volume; (ii) continuing to invest in our facilities to enhance quality, safety, capacity, and manufacturing efficiency to drive both incremental sales and cost reduction, including a significant investment in our Allentown, Pennsylvania, aseptic beverage facility to expand capacity and production capabilities, which is expected to come online in the third quarter of 2019; (iii) executing procurement and supply chain cost reduction initiatives focused on leveraging our buying power and creating increased network efficiency in our planning and logistics efforts; and (iv) leveraging our innovation capabilities to bring new value-added packaged products and processes to market and to increase our capacity utilization across Consumer Products. The statements in this paragraph are forward-looking statements. See “Forward-Looking Statements” above. Several factors could adversely impact our ability to meet these forward-looking expectations, including unfavorable shifts in consumer preferences, increased competition, reduced availability of raw material supply, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under “Forward-Looking Statements”.

Corporate Services	December 29, 2018	December 30, 2017	Change	% Change

Operating Loss	(13,736)	(31,089)	17,353	55.8%

SUNOPTA INC.	53	December 29, 2018 10-K

Operating loss at Corporate Services decreased by $17.4 million to $13.7 million for the year ended December 29, 2018, from a loss of $31.1 million for the year ended December 30, 2017. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended December 30, 2017	$(31,089)
Lower non-structural third-party consulting costs and employee recruitment, relocation
and retention costs associated with the Value Creation Plan	21,897
Lower employee-related compensation costs, professional fees and travel expenses, as well as favorable foreign exchange impacts on foreign currency transactions and
Canadian dollar-denominated SG&A expenses, partially offset by increased product
development costs and depreciation expense	4,907
Decrease in corporate cost allocations to SunOpta operating segments	(7,909)
Increased stock-based compensation costs as a result of a change in our long-term
incentive plan in the second quarter of 2017	(1,542)
Operating loss for the year ended December 29, 2018	$(13,736)

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

SUNOPTA INC.	54	December 29, 2018 10-K

Consolidated Results of Operations for Fiscal Years 2017 and 2016

	December 30,	December 31,
	2017	2016	Change	Change
	$	$	$	%
Revenues
Global Ingredients	536,928	558,798	(21,870)	-3.9%
Consumer Products	742,665	787,933	(45,268)	-5.7%
Total revenues	1,279,593	1,346,731	(67,138)	-5.0%

Gross Profit
Global Ingredients	65,663	62,358	3,305	5.3%
Consumer Products	79,424	63,594	15,830	24.9%
Total gross profit	145,087	125,952	19,135	15.2%

Segment operating income (loss)(1)
Global Ingredients	19,932	24,771	(4,839)	-19.5%
Consumer Products	11,924	3,222	8,702	270.1%
Corporate Services	(31,089)	(13,247)	(17,842)	-134.7%
Total segment operating income	767	14,746	(13,979)	-94.8%

Other expense, net	23,660	28,292	(4,632)	-16.4%
Goodwill impairment	115,000	17,540	97,460	555.6%
Loss from continuing operations before the following	(137,893)	(31,086)	(106,807)	-343.6%
Interest expense, net	32,504	43,275	(10,771)	-24.9%
Recovery of income taxes	(35,829)	(23,797)	(12,032)	-50.6%
Loss from continuing operations(2),(3)	(134,568)	(50,564)	(84,004)	-166.1%
Earnings attributable to non-controlling interests	752	54	698	1292.6%
Loss from discontinued operations attributable to SunOpta Inc.	-	(570)	570	100.0%
Loss attributable to SunOpta Inc.	(135,320)	(51,188)	(84,132)	-164.4%
Dividends and accretion on Series A Preferred Stock	(7,809)	(1,812)	(5,997)	-331.0%

Loss attributable to common shareholders(4)	(143,129)	(53,000)	(90,129)	-170.1%

(1)

The following table presents a reconciliation of segment operating income/loss to loss from continuing operations before the following, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the “Consolidated Results of Operations for Fiscal Years 2018 and 2017” table regarding the use of this non-GAAP measure).

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
	$	$	$	$
December 30, 2017
Segment operating income (loss)	19,932	11,924	(31,089)	767
Other expense, net	(2,311)	(21,093)	(256)	(23,660)
Goodwill impairment	-	(115,000)	-	(115,000)
Earnings (loss) from continuing operations before the following	17,621	(124,169)	(31,345)	(137,893)

December 31, 2016
Segment operating income (loss)	24,771	3,222	(13,247)	14,746
Other expense, net	(1,753)	(25,705)	(834)	(28,292)
Goodwill impairment	(17,540)	-	-	(17,540)
Earnings (loss) from continuing operations before the following	5,478	(22,483)	(14,081)	(31,086)

(2)

The following table presents a reconciliation of adjusted earnings from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the “Consolidated Results of Operations for Fiscal Years 2018 and 2017” table regarding the use of this non-GAAP measure). In addition, in recognition of our exit from flexible resealable pouch and nutrition bar product lines and operations (as described above under “Value Creation Plan”), we have prepared this table in a columnar format to present the effect of these operations on our consolidated results for the periods presented. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

SUNOPTA INC.	55	December 29, 2018 10-K

	Excluding flexible			Flexible
	resealable pouch		resealable pouch
	and nutrition bar		and nutrition bar			Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the years ended	$	$	$	$	$	$
December 30, 2017
Loss from continuing operations	(119,707)		(14,861)		(134,568)
Less: earnings attributable to non-controlling interests	(752)		-		(752)
Less: dividends and accretion of Series A Preferred Stock	(7,809)		-		(7,809)
Loss from continuing operations attributable to common shareholders	(128,268)	(1.49)	(14,861)	(0.17)	(143,129)	(1.66)

Adjusted for:
Goodwill impairment(a)	115,000		-		115,000
Costs related to the Value Creation Plan(b)	32,160		17,752		49,912
Product withdrawal and recall costs(c)	1,142		-		1,142
Recovery of legal settlement(d)	(1,024)		-		(1,024)
Reversal of stock-based compensation(e)	(546)		-		(546)
Other(f)	442		-		442
Net income tax effect(g)	(18,332)		(6,923)		(25,255)
Change in unrecognized tax benefits(h)	(452)		-		(452)
Impact of change in enacted U.S. corporate tax rates(i)	(8,437)		-		(8,437)
Adjusted loss	(8,315)	(0.10)	(4,032)	(0.05)	(12,347)	(0.14)

December 31, 2016
Loss from continuing operations	(49,288)		(1,276)		(50,564)
Less: earnings attributable to non-controlling interests	(54)		-		(54)
Less: dividends and accretion of Series A Preferred Stock	(1,812)		-		(1,812)
Loss from continuing operations attributable to common shareholders	(51,154)	(0.60)	(1,276)	(0.01)	(52,430)	(0.61)

Adjusted for:
Costs related to business acquisitions(j)	27,802		-		27,802
Costs related to the Value Creation Plan(k)	18,326		-		18,326
Goodwill impairment(l)	17,540		-		17,540
Legal settlement and litigation-related legal fees(m)	10,850		-		10,850
Product withdrawal and recall costs(n)	5,693		-		5,693
Inventory reserves and liquidation sales to de-risk positions(o)	3,428		-		3,428
Plant start-up costs(p)	1,565		-		1,565
Write-off of debt issuance costs(q)	215		-		215
Other(r)	1,642		-		1,642
Gain on settlement of contingent consideration(s)	(1,715)		-		(1,715)
Net income tax effect(g)	(25,825)		-		(25,825)
Change in unrecognized tax benefits(h)	(1,268)		-		(1,268)
Adjusted earnings (loss)	7,099	0.08	(1,276)	(0.01)	5,823	0.07

(a)	Reflects the impairment of goodwill associated with the Healthy Fruit reporting unit of the Consumer Products operating segment.
(b)

Reflects inventory write-downs and facility closure costs of $3.2 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment, relocation and retention costs, and bad debt reserves of $22.9 million recorded in SG&A expenses; and asset impairment charges and employee termination costs of $23.8 million recorded in other expense, all related to the Value Creation Plan.

(c)

Reflects costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, including a $0.7 million adjustment for the estimated lost gross profit in the first quarter of 2017 caused by the sunflower recall, which reflected a shortfall in revenues against prior year volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million; and $0.4 million of product withdrawal costs not eligible for reimbursement under our insurance policies, which were recorded in other expense.

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

SUNOPTA INC.	56	December 29, 2018 10-K

(g)	Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% on adjusted earnings before tax.
(h)	Reflects the realization of previously unrecognized tax benefits, due to the expiration of the statute of limitations.
(i)	Reflects the remeasurement of deferred tax balances to reflect new U.S. corporate tax rates enacted in December 2017.
(j)

Reflects costs related to the acquisition of Sunrise, including an acquisition accounting adjustment related to Sunrise’s inventory sold during the year of $15.0 million, which was recorded in cost of goods sold; the amortization and expense of debt issuance costs incurred in connection with the initial financing related to the acquisition of Sunrise of $10.4 million, which were recorded in interest expense; and $2.4 million of integration costs related to the closure and consolidation of our frozen fruit processing facilities following the acquisition of Sunrise, which were recorded in cost of goods sold and other expense.

(k)

Reflects legal and other professional advisory costs associated with the strategic review and execution of the Value Creation Plan of $4.0 million, which were recorded in SG&A expenses; and asset impairment charges and employee termination costs of $14.3 million recorded in other expense.

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

(q)

Reflects the write-off to interest expense of $0.2 million of remaining unamortized debt issuance costs related to our former North American credit facilities, which were replaced by a global asset-based credit facility in February 2016.

(r)

Other includes severance costs of $0.9 million unrelated to the Value Creation Plan, and fair value adjustments related to contingent consideration arrangements of $0.6 million, which were recorded in other expense.

(s)	Reflects a gain on settlement of a contingent consideration obligation, which was recorded in other income.

(3)

The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the “Consolidated Results of Operations for Fiscal Years 2018 and 2017” table regarding the use of this non-GAAP measure). In addition, as described above in footnote (2), we have prepared this table in a columnar format to present the effect of flexible resealable pouch and nutrition bar operations on our consolidated results for the periods presented.

	Excluding flexible	Flexible
	resealable pouch	resealable pouch
	and nutrition bar	and nutrition bar	Consolidated
For the years ended	$	$	$
December 30, 2017
Loss from continuing operations	(119,707)	(14,861)	(134,568)
Recovery of income taxes	(26,328)	(9,501)	(35,829)
Interest expense, net	32,504	-	32,504
Other expense, net	8,847	14,813	23,660
Goodwill impairment	115,000	-	115,000
Total segment operating income (loss)	10,316	(9,549)	767
Depreciation and amortization	31,994	830	32,824
Stock-based compensation(a)	6,395	-	6,395
Costs related to Value Creation Plan(b)	23,144	2,939	26,083
Product withdrawal and recall costs(c)	729	-	729
Adjusted EBITDA	72,578	(5,780)	66,798

December 31, 2016
Loss from continuing operations	(49,288)	(1,276)	(50,564)
Recovery of income taxes	(22,981)	(816)	(23,797)
Interest expense, net	43,275	-	43,275
Other expense, net	28,292	-	28,292
Goodwill impairment	17,540	-	17,540
Total segment operating income (loss)	16,838	(2,092)	14,746
Depreciation and amortization	33,320	830	34,150
Stock-based compensation(a)	3,885	-	3,885
Costs related to business acquisitions(d)	15,150	-	15,150
Costs related to Value Creation Plan(b)	4,041	-	4,041
Inventory reserves and liquidation sales to de-risk positions(e)	3,428	-	3,428
Product withdrawal and recall costs(c)	2,855	-	2,855
Litigation-related legal fees(f)	1,850	-	1,850
Plant start-up costs(g)	1,565	-	1,565
Adjusted EBITDA	82,932	(1,262)	81,670

SUNOPTA INC.	57	December 29, 2018 10-K

(a)

For 2017, stock-based compensation of $6.4 million was recorded in SG&A expenses, and the reversal of $0.7 million of previously recognized stock-based compensation related to forfeited awards of employees that were terminated in connection with the Value Creation Plan, was recognized in other expense. For 2016, stock-based compensation of $3.9 million was recorded in SG&A expenses.

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

(d)

Reflects costs related to the acquisition accounting adjustment related to Sunrise’s inventory sold in 2016 of $15.0 million, and the integration costs related to the closure and consolidation of our frozen fruit processing operations following the acquisition of Sunrise of $0.2 million, which were recorded in cost of goods sold.

(e)	Reflects aging reserves and low margin sales to reduce inventory exposures mainly related to certain grain varieties that we exited, which were recorded in cost of goods sold.
(f)	Reflects legal costs related to the settlement of the flexible resealable pouch product recall dispute with a customer, which were recorded in SG&A expenses
(g)	Reflects the negative gross profit reported by the Allentown facility as the facility ramped up to break-even production levels.

(4)

Refer to footnote (4) to the “Consolidated Results of Operations for Fiscal Years 2018 and 2017” table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the year ended December 30, 2017 decreased by 5.0% to $1,279.6 million from $1,346.7 million for the year ended December 31, 2016. Excluding the impact on revenues for the year ended December 30, 2017 of changes in commodity-related pricing and foreign exchange rates (a decrease in revenues of $15.0 million), all sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $6.2 million), and estimated impact of the recall of certain sunflower kernel products based on shortfall against prior year volumes (a decrease in revenues of $3.3 million), revenues decreased by 3.3% in 2017, compared with 2016. This decrease in revenues on an adjusted basis reflected a lower sales of frozen fruit products due to lower consumer demand and lost customer volumes; lower raw and roasted sunflower volumes, due to global competition and reduced customer demand following the sunflower recall; and lower sales of non-dairy aseptic beverage products related to the loss of a significant customer. These factors were partially offset by increased volumes of premium juice products and custom fruit ingredients.

Gross profit increased $19.1 million, or 15.2%, to $145.1 million for the year ended December 30, 2017, compared with $126.0 million for the year ended December 31, 2016. As a percentage of revenues, gross profit for the year ended December 30, 2017 was 11.3% compared to 9.4% for the year ended December 31, 2016, an increase of 2.0% . The gross profit percentage for 2017 would have been approximately 11.2%, excluding the impact of a non-cash foreign exchange gain on U.S. dollar-denominated raw material purchase contracts ($5.2 million), mostly offset by the write-down of flexible resealable pouch and nutrition bar inventories as a result of the plan to exit these product lines ($2.6 million), lost margin caused by the sunflower recall ($0.7 million), and facility closure costs under the Value Creation Plan ($0.6 million). For 2016, the gross profit percentage would have been 11.0%, excluding the impact of an acquisition accounting adjustment related to Sunrise’s inventory sold in 2016 ($15.0 million), aging reserves and low margin sales to reduce inventory exposures mainly on specialty grain varieties we exited ($3.4 million), lost margin caused by the recall of certain sunflower kernel products ($1.7 million), start-up costs related to the ramp-up of production at the Allentown aseptic beverage facility ($1.6 million), and an inventory reserve for certain consumer-packaged products due to quality-related issues ($1.2 million), as well as a non-cash foreign exchange gain on U.S. dollar-denominated raw material purchase contracts ($0.6 million). Excluding these items, the gross profit percentage increased 0.2% on an adjusted basis in 2017, compared with 2016, which reflected improved operating efficiencies and raw material pricing within our healthy fruit operations, and operational savings following the closure of our premium juice facility, as well as a favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations. These factors were partially offset by higher losses within our flexible resealable pouch and nutrition bar operations, partially related to wind-down activities in the fourth quarter of 2017. In addition, we experienced lower production volumes and operating efficiencies within our sunflower and roasting operations following the recall.

Total segment operating income for the year ended December 30, 2017, decreased by $14.0 million, or 94.8%, to $0.8 million, compared with $14.7 million for the year ended December 31, 2016. As a percentage of revenues, segment operating income was 0.1% for the year ended December 30, 2017, compared with 1.1% for the year ended December 31, 2016. The decrease in segment operating income reflected a $28.8 million increase in SG&A expenses that more than offset the higher overall gross profit as described above. The increase in SG&A expenses mainly reflected incremental consulting fees and temporary labor costs ($12.5 million), employee recruitment, relocation and retention costs ($6.0 million), and bad debt reserves related to exited operations ($0.4 million) associated with the Value Creation Plan, partially offset by lower legal costs related to settlement of a product recall dispute in 2016 ($1.9 million). Excluding these items, as well as those items identified above affecting gross profit, segment operating income as a percentage of revenues on an adjusted basis would have been 1.7% in 2017, compared with 3.2% in 2016, which reflected higher employee compensation-related costs in 2017 related to structural investments in new quality, sales, marketing, engineering and accounting resources. In addition, segment operating income reflected a foreign exchange loss of $5.6 million in 2017, which mainly reflected the impact on our international organic ingredient and frozen fruit operations of a weakening of U.S. dollar relative to the euro and Mexican peso, compared with a loss of $1.2 million in 2016.

SUNOPTA INC.	58	December 29, 2018 10-K

Further details on revenue, gross profit and segment operating income/loss variances are provided below under “Segmented Operations Information”.

Other expense for the year ended December 30, 2017, of $23.7 million mainly reflected the impairment of long-lived assets related to the exits from our flexible resealable pouch and nutrition bar product lines and operations, and consolidation of our roasted snack operations, as well as the closure of the premium juice facility ($18.2 million), and employee termination costs ($5.6 million) associated with the Value Creation Plan, partially offset by a $1.0 million recovery on the early extinguishment of a rebate obligation that arose from the prior settlement of a recall dispute with a customer related to flexible resealable pouch products. Other expense for the year ended December 31, 2016, of $28.3 million reflected the impairment of long-lived assets related to the closure of certain processing facilities ($11.5 million), and employee termination costs ($2.8 million) associated with the Value Creation Plan, the cost of the settlement of the aforementioned flexible resealable pouch product recall dispute with a customer ($9.0 million, which included up to $4.0 million in rebates payable to the customer over a four-year period), as well as costs associated with product withdrawals and recalls ($2.8 million), and facility rationalization and severance costs primarily related to the consolidation of our frozen fruit processing facilities following the acquisition of Sunrise ($2.2 million). Other expenses in 2016 were partially offset by the $1.7 million gain on settlement of the contingent consideration obligation related to a prior business acquisition.

In 2017, we recognized a non-cash goodwill impairment charge of $115.0 million related to write down a portion of the goodwill that arose from our acquisition of Sunrise, due to lower-than-expected sales and operating performance for the business since the acquisition, and uncertainty of future sales due to lost customer volumes and declining consumer consumption trends in 2017. In 2016, we recognized a non-cash goodwill impairment charge of $17.5 million related to our sunflower business, due to lower anticipated sales demand and higher expected production and capital costs as a result of the sunflower recall.

Interest expense decreased by $10.8 million to $32.5 million for the year ended December 30, 2017, compared with $43.3 million for the year ended December 31, 2016. Interest expense included the amortization and expense of debt issuance costs of $2.8 million and $11.3 million in 2017 and 2016, respectively. The year-over-year decrease in interest expense primarily reflected the reduction in non-cash amortization following the one-year maturity of the initial second lien loans used to partially fund the acquisition of Sunrise, and repayment of $79.0 million of second lien debt with the net proceeds from the Preferred Stock offering in October 2016, and further extinguishment of $7.5 million of second lien debt in October 2017.

We recognized a recovery of income tax of $35.8 million for the year ended December 30, 2017 (including a $8.4 million recovery related to the remeasurement of deferred tax balances to reflect the new corporate tax rates enacted in the U.S. in December 2017, and the realization of $0.5 million of previously unrecognized tax benefits), compared with a recovery of income tax of $23.8 million for the year ended December 31, 2016 (including the realization of $1.3 million of previously unrecognized tax benefits). Excluding the effects of the change the U.S. corporate tax rate and the realization of unrecognized tax benefits, the effective tax rates for 2017 and 2016 would have been 48.6% and 39.6%, respectively, of the loss before income taxes (excluding the non-deductible goodwill impairment losses). The effective tax rates reflected the effect of a mix of pre-tax losses in the U.S. and pre-tax earnings in certain other jurisdictions. In fiscal 2017, pre-tax losses in the U.S. mainly reflected costs associated with the Value Creation Plan. In fiscal 2016, pre-tax losses in the U.S. reflected costs associated with the Value Creation Plan, as well as the acquisition of Sunrise, settlement of the product recall dispute, and product withdrawal and recall costs. With the effect of the corporate tax law changes in the U.S. beginning in fiscal 2018, we expect our effective tax rate will be approximately 24% to 26%, excluding discrete items.

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

SUNOPTA INC.	59	December 29, 2018 10-K

The loss from discontinued operations of $0.6 million in 2016 was related to our investment in Opta Minerals Inc. (“Opta Minerals”), which we sold in April 2016.

On a consolidated basis, we realized a loss attributable to common shareholders of $143.1 million (diluted loss per share of $1.66) for the year ended December 30, 2017, compared with a loss attributable to common shareholders of $53.0 million (diluted loss per share of $0.62) for the year ended December 31, 2016.

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

Segmented Operations Information

Global Ingredients	December 30, 2017	December 31, 2016	Change	% Change

Revenue	536,928	558,798	(21,870)	-3.9%
Gross Profit	65,663	62,358	3,305	5.3%
Gross Profit %	12.2%	11.2%		1.0%

Operating Income	19,932	24,771	(4,839)	-19.5%
Operating Income %	3.7%	4.4%		-0.7%

Global Ingredients contributed $536.9 million in revenues for the year ended December 30, 2017, compared to $558.8 million for the year ended December 31, 2016, a decrease of $21.9 million, or 3.9% . Excluding the impact on revenues of changes including foreign exchange rates and commodity-related pricing (a decrease in revenues of $9.7 million), and the recall of certain sunflower kernel products announced in the second quarter of 2016 (a decrease in revenues of $3.3 million), Global Ingredients revenues decreased approximately 1.6% . The table below explains the decrease in revenue:

Global Ingredients Revenue Changes
Revenues for the year ended December 31, 2016	$558,798
Lower roasted volumes due to reduced customer demand following the sunflower
recall, and lower raw sunflower volumes due to competition from global suppliers	(16,642)
Decreased commodity pricing for domestically-sourced specialty and organic grains
and seeds	(10,943)
Decreased commodity pricing for internationally-sourced organic ingredients	(2,835)
Decreased volumes of internationally-sourced organic ingredients including alternative sweeteners, seeds, fruits, vegetables and coffee, offset by increased volumes of nuts,
dried fruit, animal feed and cocoa	(295)
Increased volumes of domestically-sourced specialty soy and organic feed, partially
offset by lower volumes of specialty corn and crop inputs	4,749
Favorable foreign exchange impact on euro-denominated sales due to a weaker U.S.
dollar period-over-period	4,096
Revenues for the year ended December 30, 2017	$536,928

SUNOPTA INC.	60	December 29, 2018 10-K

Gross profit in Global Ingredients increased by $3.3 million to $65.7 million for the year ended December 30, 2017 compared to $62.4 million for the year ended December 31, 2016, and the gross profit percentage increased by 1.0% to 12.2% . The increase in gross profit as a percentage of revenue was primarily due to a favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations, partially offset by an unfavorable product mix of, and reduced pricing spreads on, certain organic commodities, and reduced operating efficiencies within our sunflower and roasting operations due to lower volumes following the recall. The table below explains the increase in gross profit:

Global Ingredients Gross Profit Changes

Gross profit for the year ended December 31, 2016	$62,358

Favorable foreign exchange impact on U.S. dollar-denominated raw material sourcing within our international organic ingredient operations (partially offset by losses on forward currency contracts included below in operating income), partially offset by reduced pricing spreads and lower volumes of certain higher-margin internationally-
sourced organic ingredients	4,494

Increased specialty soy volumes and increased contribution for grain ingredients, partially offset by reduced corn volumes and pricing spread on domestically-sourced organic feed and reduced volumes of higher-margin crop inputs due to a reduction in
contracted acres	1,786

Lower sales volumes of raw sunflower and roasted products, and reduced operating
efficiencies due to lower production volumes	(2,975)

Gross profit for the year ended December 30, 2017	$65,663

Operating income in Global Ingredients decreased by $4.8 million, or 19.5%, to $19.9 million for the year ended December 30, 2017, compared to $24.8 million for the year ended December 31, 2016. The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the year ended December 31, 2016	$24,771
Increase in gross profit, as explained above	3,305
Increase in foreign exchange losses primarily related to forward currency contracts	(5,256)
Increase in corporate cost allocations	(2,083)
Higher employee-related compensation costs due to increased headcount within our international organic ingredient operations, partially offset by lower non-compensation-
related costs	(805)
Operating income for the year ended December 30, 2017	$19,932

Consumer Products	December 30, 2017	December 31, 2016	Change	% Change

Revenue	742,665	787,933	(45,268)	-5.7%
Gross Profit	79,424	63,594	15,830	24.9%
Gross Profit %	10.7%	8.1%		2.6%

Operating Income	11,924	3,222	8,702	270.1%
Operating Income %	1.6%	0.4%		1.2%

Consumer Products contributed $742.7 million in revenues for the year ended December 30, 2017, compared to $787.9 million for the year ended December 31, 2016, a $45.3 million, or 5.7% decrease. Excluding the impact on revenues of changes in raw fruit commodity-related pricing (a decrease in revenues of $5.3 million) and removing all sales of flexible resealable pouch and nutrition bar products, Consumer Products revenues decreased approximately 4.6% . The table below explains the decrease in revenues:

SUNOPTA INC.	61	December 29, 2018 10-K

Consumer Products Revenue Changes

Revenues for the year ended December 31, 2016	$787,933

Lower volumes of frozen fruit due to declines in consumer consumption trends and lower distribution to certain retail customers, and the impact of lower raw fruit commodity-related pricing passed on to customers, partially offset by increased fruit
ingredient volumes	(37,446)

Lower volumes of flexible resealable pouch products (including the impact on revenues from the closure of west coast pouch operations due to the fire at a third-party facility in the third quarter of 2016), partially offset by higher volumes of nutrition bars related to
new product offerings, prior to the exit from nutrition bar operations	(6,206)

Lower retail sales of non-dairy aseptic beverages, related to the loss of a significant contract, and sales of specialty ingredients, offset by higher volumes of premium juice and fruit snack products, as well as non-dairy aseptic beverage products into the
foodservice channel	(1,616)

Revenues for the year ended December 30, 2017	$742,665

Gross profit in Consumer Products increased by $15.8 million to $79.4 million for the year ended December 30, 2017 compared to $63.6 million for the year ended December 31, 2016, and the gross profit percentage increased by 2.6% to 10.7% . For the year ended December 30, 2017, gross profit as a percentage of revenue was impacted by a write-down of flexible resealable pouch and nutrition bar inventories as a result of the exit from these operations ($2.6 million), as well as costs associated with the closure of our premium juice facility ($0.5 million). For the year ended December 31, 2016, gross profit as a percentage of revenue was impacted by the acquisition accounting adjustment related to Sunrise inventory sold ($15.0 million), costs associated with the expansion activities at our Allentown, Pennsylvania, aseptic beverage facility ($1.6 million), and an inventory reserve for certain consumer-packaged products due to quality-related issues ($1.2 million). Excluding these costs, the gross profit percentage in Consumer Products would have been 11.1% for the year ended December 30, 2017, compared with 10.3% for the year ended December 31, 2016. The increase in gross profit percentage primarily reflected improved operating efficiencies and raw material pricing within our healthy fruit operations and operational savings from the closure of our premium juice facility, partially offset by higher losses within our flexible resealable pouch and nutrition bar operations. The table below explains the increase in gross profit:

Consumer Products Gross Profit Changes

Gross profit for the year ended December 31, 2016	$63,594

Acquisition accounting adjustment related to Sunrise inventory sold in 2016	15,000

Higher sales volumes of premium juice and fruit snack products, operational savings following the closure of our premium juice facility, and increased operating efficiency and cost reductions in aseptic as a result of the Value Creation Plan during the fourth
quarter, offset by lower sales volumes of non-dairy aseptic beverages	4,113

Increased contribution on sales of frozen fruit, based on operating efficiencies due to the timing of the fruit harvest (which was delayed in fiscal 2016, resulting in higher labor costs and reduced supply) and favorable pricing on sourced raw fruit, as well as increased volumes of fruit ingredients, and productivity and cost reduction initiatives
within fruit ingredient operations	3,740

Higher losses within flexible resealable pouch and nutrition bar operations (including
the write-down of inventories related to exit activities)	(7,023)

Gross profit for the year ended December 30, 2017	$79,424

Operating income in Consumer Products increased by $8.7 million to $11.9 million for the year ended December 30, 2017, compared to $3.2 million for the year ended December 31, 2016. The table below explains the increase in operating income:

SUNOPTA INC.	62	December 29, 2018 10-K

Consumer Products Operating Income Changes
Operating loss for the year ended December 31, 2016	$3,222
Increase in gross profit, as explained above	15,830
Lower foreign exchange losses on international operations and lower non-
compensation-related costs, partially offset by higher employee-related compensation
costs	1,390
Increase in corporate cost allocations	(8,518)
Operating income for the year ended December 30, 2017	$11,924

Corporate Services	December 30, 2017	December 31, 2016	Change	% Change

Operating Loss	(31,089)	(13,247)	(17,842)	-134.7%

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

SUNOPTA INC.	63	December 29, 2018 10-K

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

  Potential sales of businesses or assets.

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

On September 19, 2017, the Global Credit Facility was amended to add an additional $15 million U.S. asset-based credit subfacility (the “U.S. Subfacility”). On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility by $5 million. The entire $20 million available for borrowing under the U.S. Subfacility was fully drawn as of October 22, 2018. Commencing with the fiscal quarter ending March 31, 2019, amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, which payments may be funded through borrowings under the revolving facilities of the Global Credit Facility. Borrowings repaid under the U.S. Subfacility may not be borrowed again. As at December 29, 2018, the applicable margin for the U.S. Subfacility was 3.50% .

As at December 29, 2018, we had outstanding borrowings of $276.8 million and approximately $55 million of available borrowing capacity under the Global Credit Facility. For more information on the Global Credit Facility, see note 12(1) to the consolidated financial statements at Item 15 of this Form 10-K.

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the “Notes”). As at December 29, 2018, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017. For more information on the Notes, see note 12(3) to the consolidated financial statements at Item 15 of this Form 10-K.

As at December 29, 2018, SunOpta Foods had outstanding Preferred Stock with an aggregate stated value and initial liquidation preference of $85 million. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025 and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, any failure to pay dividends in cash will be an event of non-compliance. SunOpta Foods paid cash dividends on the Preferred Stock of $6.8 million and $6.7 million in 2018 and 2017, respectively. As at December 29, 2018, SunOpta Foods had accrued unpaid dividends of $1.7 million. For more information on the Notes, see note 13(3) to the consolidated financial statements at Item 15 of this Form 10-K.

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

SUNOPTA INC.	64	December 29, 2018 10-K

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, reduced earnings, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be limited.

Cash Flows

Fiscal 2018 Compared to Fiscal 2017

Net cash and cash equivalents increased $0.0 million to $3.3 million as at December 29, 2018, compared with $3.2 million at December 30, 2017, which primarily reflected the following uses of cash:

  capital expenditures of $31.6 million, mainly related including the expansion of our aseptic beverage, roasted snack and frozen fruit processing capabilities, completion of a second cocoa processing line, and implementation of an enterprise resource planning system at our Mexican frozen fruit facility, as well as other information technology enhancements across the organization;

  cash used in operating activities of $11.1 million; and

  payment of cash dividends on preferred stock of $6.8 million.

These and other uses of cash were mostly offset by borrowings of $50.3 million under our line of credit facilities.

Cash used in operating activities was $11.1 million for the year ended December 29, 2018, compared with cash provided of $31.5 million for the year ended December 30, 2017, an increase in cash used of $42.6 million. The increase in cash used reflected lower year-over-year operating results and higher inventory purchases in 2018 to support the commercialization of new consumer product offerings, the expansion of our cocoa processing operations, and volume growth across other categories of organic ingredients. In addition, cash generated in 2017 reflected the immediate benefit from working capital-efficiency efforts as part of the Value Creation Plan to reduce inventories, maximize purchasing terms and accelerate accounts receivable collections. All of these factors were partially offset by a year-over-year reduction in net cash payments under the Value Creation Plan of $34.7 million.

Cash used in investing activities was $28.8 million for the year ended December 29, 2018, compared with cash used on $40.1 million for the year ended December 30, 2017, a decrease in cash used of $11.3 million. The decrease in cash used mainly reflected a decrease in capital expenditures related the early buyout of $11.9 million of equipment leases in 2017 associated with the closure of our premium juice facility and exit from flexible resealable pouch operations. In addition, the decrease in cash used reflected the receipt in 2018 of the final payment on the note receivable from the sale of Opta Minerals in April 2016, and the acquisition of the non-controlling interest in our Mexican frozen fruit operation in 2017.

Cash provided by financing activities of continuing operations was $40.0 million for the year ended December 29, 2018, compared with cash provided of $10.6 million for the year ended December 30, 2017, an increase in cash provided of $29.4 million. Net borrowings under our line of credit facilities increased $50.3 million in 2018, compared with an increase of $22.2 million in 2017, a year-over-year increase in net borrowings of $28.1 million. This increase in borrowings reflected an increase in working capital requirements ($39.0 million), partially offset by a decrease in capital spending of $9.5 million and repayments of long-term debt of $8.1 million (mainly related to a $7.5 million principal repayment on the Notes in 2017).

Fiscal 2017 Compared to Fiscal 2016

Net cash and cash equivalents increased $1.9 million to $3.2 million as at December 30, 2017, compared with $1.3 million at December 31, 2016, which primarily reflected the following uses of cash:

  capital expenditures of $41.1 million, mainly related to new capabilities within our aseptic beverage operations and expansion of our Dutch cocoa processing and Mexican frozen fruit facilities, as well as food safety and production enhancements across our manufacturing base;

  repayment of $7.5 million principal amount of outstanding Notes; and

  payment of cash dividends on preferred stock of $6.7 million.

SUNOPTA INC.	65	December 29, 2018 10-K

These and other uses of cash were mostly offset by the following sources of cash:

  cash provided by operating activities of $31.5 million; and

  borrowings of $22.2 million under our line of credit facilities.

Cash provided by operating activities of continuing operations was $31.5 million for the year ended December 30, 2017, compared with cash provided of $0.7 million for the year ended December 31, 2016, an increase in cash provided of $30.7 million. The increase in cash provided by operating activities reflected cash generated through working capital efficiency initiatives during 2017, partially offset by the cash payment of $38.6 million for costs incurred under the Value Creation Plan in 2017, compared to $3.1 million in 2016.

Cash used in investing activities of continuing operations was $40.1 million for the year ended December 30, 2017, compared with cash used on $21.6 million for the year ended December 31, 2016, an increase in cash used of $18.5 million, which mainly reflected an increase in capital expenditures of $18.6 million, partially reflecting the early buyout of $11.9 million of juice processing and flexible resealable pouch equipment leases.

Cash provided by financing activities of continuing operations was $10.6 million for the year ended December 30, 2017, compared with cash provided of $16.8 million for the year ended December 31, 2016, a decrease in cash provided of $6.2 million. Net borrowings under our line of credit facilities increased $22.2 million in 2017, compared with an increase of $44.3 million in 2016, a year-over-year decrease in net borrowings under the line of credit facilities of $22.1 million. This decrease in borrowings reflected reductions in working capital requirements ($31.6 million) and debt issuance costs related to the Notes and Global Credit Facility ($12.6 million), partially offset by an increase in capital spending of $18.6 million and repayment of $7.5 million principal amount of Notes in 2017.

Off – Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The table below sets out our contractual obligations as at December 29, 2018:

		Payments due by Period
	Total	2019	2020-2021	2022-2023	Thereafter
	$	$	$	$	$
Bank indebtedness(1)	280,334	273,667	6,667	-	-
Long-term debt	235,335	1,840	6,878	225,151	1,466
Interest on bank indebtedness and long-term debt(2)	97,643	33,677	42,574	21,012	380
Purchase commitments	270,895	270,895	-	-	-
Operating leases	119,877	19,207	31,807	21,011	47,852
Long-term liabilities	6,365	4,286	2,079	-	-
Commodity and foreign exchange contracts	(612)	(622)	10	-	-
	1,009,837	602,950	90,015	267,174	49,698

(1)

Includes borrowings of $260.3 million under the revolving facilities of the Global Credit Facility that have terms of six months or less. Outstanding borrowings under these revolving facilities are repayable in full on February 10, 2021. Also includes borrowings of $20.0 million under the U.S. Subfacility that are repayable in quarterly instalments of $3.3 million beginning March 31, 2019.

(2)

Interest on bank indebtedness is calculated based on scheduled repayments over the periods as indicated, using existing interest rates at December 29, 2018, as disclosed in note 12 to the consolidated financial statements included in Item 15 of this Form 10-K.

SUNOPTA INC.	66	December 29, 2018 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at December 29, 2018, we had $280.3 million and $228.9 million principal amount of variable and fixed rate debt, respectively, with weighted-average interest rates of 4.5% and 9.3%, respectively. A 100 basis-point change in interest rates would have a pre-tax effect of $2.8 million on our earnings and cash flows, based on current outstanding borrowings and effective interest rates on our variable rate debt. While our variable-rate debt may impact earnings and cash flows as interest rates change, it is not subject to changes in fair value.

As at December 29, 2018, most of our fixed rate debt was comprised of the Notes. If interest rates were to increase or decrease by 100 basis-points, the fair value of the Notes would increase or decrease by approximately $7.0 million.

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional currency of our Canadian and Mexican operations is the U.S. dollar. The functional currency of our operations located in Europe are principally the euro. For these operations, gains or losses on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive loss within shareholders’ equity. We are exposed to foreign exchange rate fluctuations as the financial results of our European subsidiaries are translated into U.S. dollars on consolidation. A 10% change in the exchange rates for the euro, relative to the U.S. dollar, would affect the carrying value of our net assets by approximately $7.4 million, with a corresponding impact to accumulated other comprehensive loss.

Our operations based in the U.S. have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The European operations are exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market. It is our intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose us to exchange rate fluctuations when converted into U.S. dollars. In addition, we enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates. Open forward foreign exchange contracts were marked-to-market at December 29, 2018, resulting in a gain of $1.6 million (December 30, 2017 – loss of $2.4 million), which is included in foreign exchange on the consolidated statements of operations.

Commodity risk

We enter into exchange-traded commodity futures and options contracts to hedge our exposure to price fluctuations on grain and certain other commodity transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges. Inventories, however, may not be completely hedged, due in part to our assessment of our exposure from expected price fluctuations. Exchange purchase and sales contracts may expose us to risk in the event that the counterparty to a transaction is unable to fulfill its contractual obligation. We manage our risk by entering into purchase contracts with pre-approved growers.

We have a risk of loss from hedging activities if a grower does not deliver as scheduled. Sales contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures transactions are marked to market. Gains and losses on futures transactions related to grain inventories are included in cost of goods sold. As at December 29, 2018, we owned 141,435 (December 30, 2017 – 280,588) bushels of corn with a weighted-average price of $3.75 (December 30, 2017 – $3.55) and 217,881 (December 30, 2017 – 254,022) bushels of soybeans with a weighted-average price of $8.95 (December 30, 2017 – $9.68) . As at December 29, 2018, we had a net long position on corn of 5,753 (December 30, 2017 – net long position of 10,425) bushels and a net short position on soybeans of 2,120 (December 30, 2017 – net short position of 9,354) bushels. An increase or decrease in commodity prices of either soy or corn of 10% would not result in a material change in the carrying value of these commodities.

In addition, we enter into forward contracts to hedge our cocoa and coffee positions in an effort to minimize price fluctuations. As at December 29, 2018, we had net open forward contracts to sell 6,730 metric tons (“MT”) of cocoa (December 30, 2017 – 2,990 MT sold) and to purchase 85 MT of coffee (December 30, 2017 – 51 MT sold). A 10% change in the commodity price of cocoa and coffee would impact the fair value of these derivative instruments by approximately $1.6 million (December 30, 2017 – $0.1 million).

SUNOPTA INC.	67	December 29, 2018 10-K

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item are set forth immediately following the signature page to this Form 10-K beginning on page F-1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On June 19, 2018, Deloitte LLP (“Deloitte”) resigned as the independent registered public accounting firm of the Company. The Board of Directors of the Company requested Deloitte’s resignation after conducting a competitive tender process, pursuant to which certain members of the Audit Committee of the Board of Directors and other members of the Board of Directors evaluated multiple external firms and recommended that the Board of Directors engage a new external auditor.

Deloitte’s reports on the Company’s financial statements for the years ended December 30, 2017 and December 31, 2016, respectively, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 30, 2017 and December 31, 2016, and through June 19, 2018, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte, would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the years ended December 30, 2017 and December 31, 2016, and through June 19, 2018, there were no matters that were either the subject of a disagreement as defined in Item 304(a)(1)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

On June 19, 2018, the Board of Directors of the Company engaged Ernst & Young LLP (“EY”) as the Company’s independent registered public accounting firm and auditor to act as the principal accountant to audit the Company’s financial statements for the 2018 fiscal year. During the Company’s fiscal years ended December 30, 2017 and December 31, 2016, and through June 19, 2018, neither the Company, nor anyone acting on its behalf, consulted with EY regarding the application of accounting principles to a specific completed or proposed transaction or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report or oral advice was provided that EY concluded was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue.

SUNOPTA INC.	68	December 29, 2018 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 29, 2018.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2018. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013).

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 29, 2018, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 29, 2018 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, that also audited our consolidated financial statements for the year ended December 29, 2018, as stated in their reports which appear herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 29, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	69	December 29, 2018 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on Internal Control over Financial Reporting

We have audited SunOpta Inc.’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunOpta Inc. (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada
February 26, 2019

Item 9B. Other Information

None.

SUNOPTA INC.	70	December 29, 2018 10-K

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 29, 2018 (the “2019 Proxy Statement”).

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2019 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the 2019 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2019 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2019 Proxy Statement.

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

2.2	Asset Purchase Agreement, dated as of February 22, 2019, by and between Pipeline Foods, LLC and SunOpta Grains and Foods Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 26, 2019).

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

SUNOPTA INC.	71	December 29, 2018 10-K

Exhibits	Description

3.3

Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd., dated January 1, 2004 (incorporated by reference to Exhibit 3i(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

3.4

Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. and Kofman-Barenholtz Foods Limited, dated January 1, 2005 (incorporated by reference to Exhibit 3i(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

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

4.2

Shareholder Rights Plan Agreement, dated November 10, 2015, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 13, 2015).

4.3

Amended and Restated Shareholder Rights Plan Agreement, dated November 10, 2015, amended and restated as of April 18, 2016, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 20, 2016).

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

SUNOPTA INC.	72	December 29, 2018 10-K

Exhibits	Description

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

4.8

Second Lien U.S. Security Agreement, dated as of October 20, 2016, among the grantors referred therein and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

4.9

Second Lien Canadian Security Agreement, dated as of October 20, 2016, among the grantors referred therein and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 26, 2016).

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

SUNOPTA INC.	73	December 29, 2018 10-K

Exhibits	Description

10.10†	Separation Agreement, dated July 6, 2015, between SunOpta Inc. and Steven Bromley (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2015).

10.11

Commitment Letter, dated July 30, 2015, among SunOpta Inc., SunOpta Foods Inc., Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 3, 2015).

10.12+

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

10.14

Support Agreement dated February 11, 2016, among SunOpta Inc., Wedge Acquisition Inc. and Wedge Acquisition Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2016).

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

SUNOPTA INC.	74	December 29, 2018 10-K

Exhibits	Description

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

10.29†	Letter Agreement, dated November 8, 2016, between Hendrik Jacobs and SunOpta Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

10.30†	Letter Agreement, dated November 8, 2016, between Robert McKeracher and SunOpta Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

10.31†	Letter Agreement, dated November 8, 2016, between John Ruelle and SunOpta Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

SUNOPTA INC.	75	December 29, 2018 10-K

Exhibits	Description

10.32†	Letter Agreement, dated November 8, 2016, between Gerard Versteegh and SunOpta Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 15, 2016).

10.33†

Executive employment Agreement, effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

10.34†

Restricted Stock Award Agreement, dated effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

10.35†

Performance Share Unit Award Agreement, dated effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 7, 2017).

10.36

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

10.37†	Separation Agreement and Full and Final Release between SunOpta Inc. and Edward Haft (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2017).

10.38

Consent to Purchase Shares, dated May 6, 2017, among SunOpta Inc., Oaktree Organics, L.P., and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 8, 2017).

10.39

Amendment Agreement, dated May 6, 2017, between SunOpta Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., SunOpta Foods Inc. and OCM SunOpta Trustee, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 8, 2017).

10.40†

Restricted Stock Unit Award Agreement, dated effective March 9, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 13, 2017, as amended).

10.41†

Separation Agreement and Full and Final Release, dated March 3, 2017, by and between SunOpta Inc. and Michelle Coleman (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017).

10.42†

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

SUNOPTA INC.	76	December 29, 2018 10-K

Exhibits	Description

10.44†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 13, 2017).

10.45†

Form of 2017 Incentive Stock Option Award Agreement under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017).

10.46†

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

10.48†

Employment Agreement, effective January 23, 2017, by and between SunOpta Inc. and Patrick McCoy (incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10- K for the year ended December 30, 2017, filed on March 1, 2018).

10.49†

Employment Agreement, effective February 21, 2017, by and between SunOpta Inc. and Michael J. Buick (incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10- K for the year ended December 30, 2017, filed on March 1, 2018).

10.50†

Employment Agreement, effective March 6, 2017, by and between SunOpta Inc. and Robert S. Grant (incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).

10.51†

Employment Agreement, effective April 10, 2017, by and between SunOpta Inc. and Christopher Whitehair (incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).

10.52†

Employment Agreement, effective November 1, 2017, by and between SunOpta Inc. and George Miketa (incorporated by reference to Exhibit 10.53 to the Company’s Annual Report on Form 10- K for the year ended December 30, 2017, filed on March 1, 2018).

10.53†	Letter Agreement, dated March 28, 2018, between Robert McKeracher and SunOpta Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2018).

10.54

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

10.55†*	SunOpta Inc. 2018 Short-Term Incentive Plan.

21*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

SUNOPTA INC.	77	December 29, 2018 10-K

Exhibits	Description

23.2*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by Katrina Houde, Interim Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Katrina Houde, Interim Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

+

Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	78	December 29, 2018 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer

Date: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Katrina Houde Katrina Houde	Interim Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
/s/ Robert McKeracher Robert McKeracher	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2019
/s/ Dean Hollis Dean Hollis	Chair of the Board and Director	February 26, 2019
/s/ Margaret Shan Atkins Margaret Shan Atkins	Director	February 26, 2019
/s/ Al Bolles Al Bolles	Director	February 26, 2019
/s/ Derek Briffett Derek Briffett	Director	February 26, 2019
/s/ Michael Detlefsen Michael Detlefsen	Director	February 26, 2019
/s/ Brendan Springstubb Brendan Springstubb	Director	February 26, 2019

Item 16. Form 10-K Summary

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to information in the Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SUNOPTA INC.	79	December 29, 2018 10-K

SunOpta Inc.

SUNOPTA INC.	-F1-	December 29, 2018 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SunOpta Inc. (the “Company”) as of December 29, 2018, consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2018 and the results of its operations and its cash flows for the period ended December 29, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

Chartered Professional Accountants
Licensed Public Accountants

We have served as the Company’s auditor since 2018.

Toronto, Canada
February 26, 2019

SUNOPTA INC.	-F2-	December 29, 2018 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SunOpta Inc. and subsidiaries (the “Company”) as of December 30, 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows, for the years ended December 30, 2017 and December 31, 2016, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2017 and 2016 financial statements, present fairly, in all material respects, the financial position of the Company as of December 30, 2017, and the results of its operations and its cash flows for the years ended December 30, 2017 and December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte LLP

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada
February 28, 2018 (February 26, 2019 as to Note 23)

We began serving as the Company’s auditor in 2008. In 2018, we became the predecessor auditor.

SUNOPTA INC.	-F3-	December 29, 2018 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$

Revenues	1,260,852	1,279,593	1,346,731

Cost of goods sold	1,137,382	1,134,506	1,220,779

Gross profit	123,470	145,087	125,952

Selling, general and administrative expenses	108,248	127,507	98,681
Intangible asset amortization (note 10)	11,038	11,195	11,282
Other expense, net (note 17)	2,825	23,660	28,292
Goodwill impairment (note 9)	81,222	115,000	17,540
Foreign exchange loss	252	5,618	1,243

Loss from continuing operations before the following	(80,115)	(137,893)	(31,086)

Interest expense, net (note 12)	34,406	32,504	43,275

Loss from continuing operations before income taxes	(114,521)	(170,397)	(74,361)

Recovery of income taxes (note 18)	(5,378)	(35,829)	(23,797)

Loss from continuing operations	(109,143)	(134,568)	(50,564)

Loss from discontinued operations attributable to SunOpta Inc. (note 4)	-	-	(570)

Net loss	(109,143)	(134,568)	(51,134)

Earnings attributable to non-controlling interests	62	752	54

Loss attributable to SunOpta Inc.	(109,205)	(135,320)	(51,188)

Dividends and accretion on Series A Preferred Stock (note 13)	(7,909)	(7,809)	(1,812)

Loss attributable to common shareholders	(117,114)	(143,129)	(53,000)

Basic and diluted loss per share (note 19)
From continuing operations	(1.34)	(1.66)	(0.61)
From discontinued operations	-	-	(0.01)
Basic and diluted loss per share	(1.34)	(1.66)	(0.62)

Weighted-average common shares outstanding (000s) (note 19)
Basic	87,082	86,355	85,569
Diluted	87,082	86,355	85,569

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F4-	December 29, 2018 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Loss
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All dollar amounts expressed in thousands of U.S. dollars)

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$

Loss from continuing operations	(109,143)	(134,568)	(50,564)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	(570)
Net loss	(109,143)	(134,568)	(51,134)

Other comprehensive earnings (loss), net of income taxes
Changes related to cash flow hedges (note 5)
Unrealized gains, net	384	1,263	-
Reclassification of gains to earnings	(79)	(1,568)	-
Net changes related to cash flow hedges	305	(305)	-
Currency translation adjustment	(2,559)	6,184	(2,042)
Other comprehensive earnings (loss), net of income taxes	(2,254)	5,879	(2,042)

Comprehensive loss	(111,397)	(128,689)	(53,176)

Comprehensive earnings (loss) attributable to non-controlling interests	207	713	(355)

Comprehensive loss attributable to SunOpta Inc.	(111,604)	(129,402)	(52,821)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	December 29, 2018 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at December 29, 2018 and December 30, 2017
(All dollar amounts expressed in thousands of U.S. dollars)
	December 29, 2018	December 30, 2017
	$	$

ASSETS
Current assets
Cash and cash equivalents	3,280	3,228
Accounts receivable (note 6)	132,131	125,152
Inventories (note 7)	361,957	354,978
Prepaid expenses and other current assets	29,024	33,213
Current income taxes recoverable	7,029	12,006
Total current assets	533,421	528,577

Property, plant and equipment (note 8)	171,032	163,624
Goodwill (note 9)	27,959	109,533
Intangible assets (note 10)	160,975	172,059
Deferred income taxes (note 18)	182	363
Other assets	3,169	8,017

Total assets	896,738	982,173

LIABILITIES
Current liabilities
Bank indebtedness (note 12)	280,334	234,090
Accounts payable and accrued liabilities (note 11)	155,371	161,364
Customer and other deposits	1,445	4,901
Income taxes payable	2,208	1,351
Other current liabilities	862	818
Current portion of long-term debt (note 12)	1,840	2,228
Current portion of long-term liabilities	4,286	5,300
Total current liabilities	446,346	410,052

Long-term debt (note 12)	227,023	225,805
Long-term liabilities	2,079	8,352
Deferred income taxes (note 18)	8,149	15,850
Total liabilities	683,597	660,059

Series A Preferred Stock (note 13)	81,302	80,193

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized,
87,423,280 shares issued (December 30, 2017 - 86,757,334) (note 14)	314,357	308,899
Additional paid-in capital	31,796	28,006
Accumulated deficit	(206,151)	(89,291)
Accumulated other comprehensive loss (note 16)	(9,667)	(7,268)
	130,335	240,346
Non-controlling interests	1,504	1,575
Total equity	131,839	241,921

Total equity and liabilities	896,738	982,173

Commitments and contingencies (note 22)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	December 29, 2018 10-K

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All dollar amounts expressed in thousands of U.S. dollars)

				Retained	Accumulated
			Additional	earnings	other com-	Non-
			paid-in	(accumu-	prehensive	controlling
	Common shares		capital	lated deficit)	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at January 2, 2016	85,418	297,987	22,327	106,838	(6,113)	5,140	426,179

Employee share purchase plan	83	391	-	-	-	-	391
Stock incentive plan	243	2,048	(953)	-	-	-	1,095
Stock-based compensation	-	-	4,148	-	-	-	4,148
Dividends on Series A Preferred Stock (note 13)	-	-	-	(1,590)	-	-	(1,590)
Accretion on Series A Preferred Stock (note 13)	-	-	-	(222)	-	-	(222)
Loss from continuing operations	-	-	-	(50,618)	-	54	(50,564)
Loss from discontinued operations, net of income taxes (note 4)	-	-	-	(570)	-	(264)	(834)
Disposition of discontinued operation (note 4)	-	-	-	-	(5,094)	(2,054)	(7,148)
Currency translation adjustment	-	-	-	-	(1,897)	(145)	(2,042)

Balance at December 31, 2016	85,744	300,426	25,522	53,838	(13,104)	2,731	369,413

Employee share purchase plan	61	409	-	-	-	-	409
Stock incentive plan	952	8,064	(3,439)	-	-	-	4,625
Stock-based compensation	-	-	5,709	-	-	-	5,709
Dividends on Series A Preferred Stock (note 13)	-	-	-	(6,800)	-	-	(6,800)
Accretion on Series A Preferred Stock (note 13)	-	-	-	(1,009)	-	-	(1,009)
Net loss	-	-	-	(135,320)	-	752	(134,568)
Currency translation adjustment	-	-	-	-	6,223	(39)	6,184
Cash flow hedges, net of income taxes of $130 (note 5)	-	-	-	-	(305)	-	(305)
Acquisition of non-controlling interests	-	-	214	-	(82)	(1,869)	(1,737)

Balance at December 30, 2017	86,757	308,899	28,006	(89,291)	(7,268)	1,575	241,921

Employee share purchase plan	112	630	-	-	-	-	630
Stock incentive plan	554	4,828	(3,517)	-	-	-	1,311
Withholding taxes on stock-based awards	-	-	(632)	-	-	-	(632)
Stock-based compensation	-	-	7,939	-	-	-	7,939
Dividends on Series A Preferred Stock (note 13)	-	-	-	(6,800)	-	-	(6,800)
Accretion on Series A Preferred Stock (note 13)	-	-	-	(1,109)	-	-	(1,109)
Net loss	-	-	-	(109,205)	-	62	(109,143)
Currency translation adjustment	-	-	-	-	(2,704)	145	(2,559)
Cash flow hedges, net of income taxes of $130 (note 5)	-	-	-	-	305	-	305
Dividends paid by subsidiary to non- controlling interest	-	-	-	-	-	(278)	(278)
Cumulative effect of adoption of new revenue accounting standard (note 2)	-	-	-	254	-	-	254

Balance at December 29, 2018	87,423	314,357	31,796	(206,151)	(9,667)	1,504	131,839

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F7-	December 29, 2018 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All dollar amounts expressed in thousands of U.S. dollars)

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$

CASH PROVIDED BY (USED IN)
Operating activities
Net loss	(109,143)	(134,568)	(51,134)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	(570)
Loss from continuing operations	(109,143)	(134,568)	(50,564)
Items not affecting cash:
Depreciation and amortization	32,788	32,824	34,150
Amortization of debt issuance costs (note 12)	2,536	2,825	11,301
Deferred income taxes (note 18)	(7,390)	(27,899)	(29,850)
Stock-based compensation (note 15)	7,939	5,709	4,148
Unrealized loss (gain) on derivative instruments (note 5)	465	(631)	(547)
Goodwill impairment (note 9)	81,222	115,000	17,540
Impairment of long-lived assets (note 17)	409	18,193	13,257
Fair value of contingent consideration (note 17)	(2,635)	371	(1,158)
Reserve for notes receivable (note 17)	2,232	-	-
Acquisition accounting adjustment on inventory sold	-	-	15,000
Other	(197)	9	335
Changes in non-cash working capital (note 20)	(19,367)	19,630	(12,891)
Net cash flows from operating activities - continuing operations	(11,141)	31,463	721
Net cash flows from operating activities - discontinued operations	-	-	758
	(11,141)	31,463	1,479
Investing activities
Purchases of property, plant and equipment	(31,603)	(41,139)	(22,560)
Proceeds from sale of assets	1,437	2,385	254
Payments received on note from sale of business (note 4)	1,236	307	-
Acquisition of non-controlling interests	-	(1,737)	-
Other	159	62	700
Net cash flows from investing activities - continuing operations	(28,771)	(40,122)	(21,606)
Net cash flows from investing activities - discontinued operations	-	-	1,754
	(28,771)	(40,122)	(19,852)
Financing activities
Increase under line of credit facilities (note 12)	50,275	22,170	236,976
Repayment of line of credit facilities (note 12)	-	-	(192,677)
Borrowings under long-term debt (note 12)	2,029	5,176	231,430
Repayment of long-term debt (note 12)	(1,810)	(9,959)	(322,004)
Payment of cash dividends on Series A Preferred Stock (note 13)	(6,800)	(6,691)	-
Issuance of Series A Preferred Stock, net (note 13)	-	-	78,963
Payment of contingent consideration (note 5)	(4,399)	(4,330)	(4,554)
Proceeds from the exercise of stock options and employee share purchases (note 15)	1,309	5,034	1,486
Dividends paid by subsidiary to non-controlling interest	(278)	-	-
Payment of debt issuance costs	-	(442)	(13,017)
Other	(292)	(390)	168
Net cash flows from financing activities - continuing operations	40,034	10,568	16,771
Net cash flows from financing activities - discontinued operations	-	-	(1,180)
	40,034	10,568	15,591

Foreign exchange gain (loss) on cash held in a foreign currency	(70)	68	52
Increase (decrease) in cash and cash equivalents during the year	52	1,977	(2,730)
Discontinued operations cash activity included above:
Add: Balance included at beginning of year	-	-	1,707
Less: Balance included at end of year	-	-	-

Cash and cash equivalents - beginning of the year	3,228	1,251	2,274
Cash and cash equivalents - end of the year	3,280	3,228	1,251

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F8-	December 29, 2018 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows (Continued)
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All dollar amounts expressed in thousands of U.S. dollars)

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$

Non-cash investing and financing activities
Accrued cash dividends on Class A Preferred Stock (note 13)	(1,700)	(1,700)	(1,590)
Proceeds on disposition of discontinued operation, note receivable (note 4)	-	-	1,537

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F9-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2018, 2017 and 2016 were each 52-week periods ending on December 29, 2018, December 30, 2017 and December 31, 2016, respectively. Fiscal year 2019 will be a 52-week period ending on December 28, 2019, with quarterly periods ending on March 30, June 29, and September 28, 2019.

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

SUNOPTA INC.	-F10-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

Accounts Receivable

Accounts receivable includes trade receivables that are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. As at December 29, 2018 and December 30, 2017, no customer’s balance represented 10% or more of the Company’s consolidated trade receivables balance.

SUNOPTA INC.	-F11-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment in the fourth quarter of each fiscal year. Goodwill impairment charges are recognized based on the excess of a reporting unit’s carrying amount over its fair value. The fair values of the Company’s reporting units are determined using an income approach (discounted cash flow method). The results of the Company annual impairment tests for goodwill are described in note 9.

Intangible Assets

The Company’s finite-lived intangible assets consist of customer relationships, patents and trademarks, and other intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

Customer relationships	10 - 25 years
Patents and trademarks	15 years
Other	5 - 15 years

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

SUNOPTA INC.	-F12-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in earnings or other comprehensive earnings, based on whether the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As at December 29, 2018, the Company utilized the following derivative instruments to manage commodity and foreign currency risks:

  Exchange-traded commodity futures contracts to economically hedge its exposure to price fluctuations on grain and cocoa transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for economical hedging purposes are purchased and sold through regulated commodity exchanges in the U.S. However, inventories may not be completely hedged, due in part to the Company’s assessment of its exposure from expected price fluctuations. Forward purchase and sale contracts may expose the Company to risk in the event that a counterparty to a transaction is unable to fulfill its contractual obligation or if a grower does not deliver grain as scheduled. The Company manages its risk by entering into purchase contracts with pre-approved growers, and sale contracts are entered into with organizations of acceptable creditworthiness, as internally evaluated. All futures and forward purchase and sale contracts are marked-to-market. Gains and losses on these transactions are included in cost of goods sold on the consolidated statements of operations.

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

SUNOPTA INC.	-F13-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

Stock Incentive Plan

The Company maintains a stock incentive plan under which stock options and other stock-based awards may be granted to selected employees and directors. The Company measures stock-based awards at fair value as of the date of grant. Compensation expense is recognized on a straight-line basis over vesting period of the entire stock-based award, based on the number of awards that ultimately vest. When exercised, stock-based awards are settled through the issuance of common shares and are therefore treated as equity awards.

Revenue Recognition

Revenue is recognized when the Company transfers control of promised goods to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods.

See note 2 for further disclosures related to revenue.

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

SUNOPTA INC.	-F14-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

The Company adopted ASC Topic 606 using the modified retrospective approach, which resulted in a cumulative-effect adjustment of $0.3 million to opening accumulated deficit as at December 31, 2017, related to the recognition of $4.8 million of bill-and-hold revenue deferred under previous U.S. GAAP. The change in the timing of the recognition of bill-and-hold revenue did not have a material impact on the Company’s consolidated statement of operations for the year ended December 29, 2018 or consolidated balance sheet as at December 29, 2018.

Recently Issued Accounting Standards, Not Adopted as at December 29, 2018

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASC Topic 842”), which amends various aspects of legacy accounting guidance for leases, including the recognition of a right-of-use asset and a lease liability for leases with a duration of greater than one year. The guidance is effective on a modified retrospective basis for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11 to provide a transition option for entities to apply the new guidance at the adoption date by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented in the financial statements. Under this transition option, entities will continue to apply the legacy accounting guidance for leases, including disclosure requirements, in the comparative periods presented in the year they adopt the new leases standard. The Company will adopt ASC Topic 842, as amended, effective the first quarter of 2019, using the transition option provided under ASU 2018-11. The Company has also elected to apply the practical expedients available under the new guidance to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. The Company currently expects that the impact of the adoption of ASC Topic 842 will result in the recognition of additional right-of-use assets and lease liabilities estimated in the range of $75 million to $85 million. ASC Topic 842 is not expected to have any significant impact on the Company’s consolidated results of operations or cash flows.

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

SUNOPTA INC.	-F15-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

SUNOPTA INC.	-F16-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

The following table presents a disaggregation of the Company’s revenues based on categories used by the Company to evaluate sales performance:

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$
Global Ingredients
Internationally-sourced organic ingredients	403,988	367,209	366,243
North American-sourced grains and seeds	155,724	169,719	192,555
Total Global Ingredients	559,712	536,928	558,798

Consumer Products
Beverage products(1)	332,568	308,810	312,741
Frozen fruit products(2)	322,247	345,372	382,818
Snack products(3)	46,325	88,483	92,374
Total Consumer Products	701,140	742,665	787,933

Total revenues	1,260,852	1,279,593	1,346,731

(1)	Includes aseptically-packaged products including non-dairy beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters.
(2)	Includes individually quick frozen (“IQF”) fruit for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use.
(3)	Includes fruit snack offerings, as well as flexible resealable pouch and nutrition bar products, which were exited in 2017 (see note 3).

3. Value Creation Plan

Overview

On October 7, 2016, the Company entered into a strategic partnership with Oaktree Capital Management L.P., a private equity investor (together with its affiliates, “Oaktree”), and, on that date, Oaktree invested $85.0 million through the purchase of cumulative, non-participating Series A Preferred Stock (the “Preferred Stock”) of the Company’s wholly-owned subsidiary, SunOpta Foods Inc. (“SunOpta Foods”) (see note 13). Following the strategic partnership, with the assistance of Oaktree, the Company conducted a thorough review of its operations, management and governance, with the objective of maximizing the Company’s ability to deliver long-term value to its shareholders. As a product of this review, the Company implemented a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Company engaged third-party management consulting firms to support the design and implementation of the Value Creation Plan.

In 2016, measures taken under the Value Creation Plan included the closure of the Company’s San Bernardino, California, premium juice facility and the Company’s soy extraction facility in Heuvelton, New York.

SUNOPTA INC.	-F17-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

As the flexible resealable pouch and nutrition bar product lines and operations do not qualify for presentation as discontinued operations, operating results from these activities were reported in continuing operations on the consolidated statements of operations for the current and comparative periods. Revenues from sales of these product lines were $3.1 million, $53.1 million and $59.3 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. Losses before income taxes from these operations were $0.5 million, $24.4 million and $2.1 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. For the year ended December 29, 2018, the loss before income taxes from these operations included the recognition of the remaining lease obligation of $0.7 million (net of sublease rentals) related to the vacated nutrition bar processing facility. For the year ended December 30, 2017, the loss before income taxes from these operations included write-offs of accounts receivable and inventory ($2.9 million), impairments of long-lived assets ($13.2 million), and employee termination costs ($1.7 million) related to the exit activities. These operations were included in the Consumer Products operating segment.

Continuity of Costs Incurred Under the Value Creation Plan

The following table summarizes costs incurred by year and in total since the inception of the Value Creation Plan to December 29, 2018:

SUNOPTA INC.	-F18-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	(a)	(b)	(c)
		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Fiscal 2016
Costs incurred and charged to expense	11,522	2,763	4,041	18,326
Cash payments	-	(694)	(2,384)	(3,078)
Non-cash adjustments	(11,522)	(266)	-	(11,788)
Balance payable, December 31, 2016(1)	-	1,803	1,657	3,460

Fiscal 2017
Costs incurred and charged to expense	21,766	11,618	16,528	49,912
Cash payments, net	(10,746)	(9,683)	(18,185)	(38,614)
Non-cash adjustments	(11,720)	689	-	(11,031)
Balance payable (receivable), December 30, 2017(1)	(700)	4,427	-	3,727

Fiscal 2018
Costs incurred and charged to expense	1,364	600	410	2,374
Cash receipts (payments), net	1,068	(4,591)	(410)	(3,933)
Non-cash adjustments	(1,255)	-	-	(1,255)
Balance payable, December 29, 2018(1)	477	436	-	913

Total
Costs incurred and charged to expense	34,652	14,981	20,979	70,612
Cash payments, net	(9,678)	(14,968)	(20,979)	(45,625)
Non-cash adjustments	(24,497)	423	-	(24,074)
Balance payable, December 29, 2018(1)	477	436	-	913

(1)	Balance payable was included in accounts payable and accrued liabilities and balance receivable was included in accounts receivable on the consolidated balance sheets.

(a)	Asset impairments and facility closure costs

For the year ended December 29, 2018, costs incurred included the remaining lease obligation related to the vacated nutrition bar processing facility (net of sublease rentals), and an additional impairment loss related to the Wahpeton roasting facility to reflect net proceeds of $0.7 million received on the sale of the facility. Net cash receipts also included proceeds on the sale of nutrition bar equipment of $0.7 million. The balance payable as at December 29, 2018, represents the remaining nutrition bar facility lease obligation (net of sublease rentals), which extends until December 2020.

For the year ended December 30, 2017, costs incurred included an additional asset impairment loss of $3.7 million on the disposal of the San Bernardino assets, and facility closure costs of $0.6 million incurred by the Company for rent and maintenance of the San Bernardino facility prior to its disposal. In addition, includes asset impairment losses related to the exits from flexible resealable pouch and nutrition bar operations of $16.1 million, and consolidation of the Company’s roasted snack operations of $1.3 million. Cash payments in 2017 related to the early buy-outs of the San Bernardino and flexible resealable pouch equipment leases, net of proceeds on the disposal of those assets, as well as on the sale of the nutrition bar equipment.

SUNOPTA INC.	-F19-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

For the year ended December 31, 2016, represents asset impairment losses of $11.5 million related to the closures of the San Bernardino and Heuvelton facilities.

(b)	Employee recruitment, retention and termination costs

Represents third-party recruiting fees incurred to identify and retain new employees; reimbursement of relocation costs for new employees; retention and signing bonuses accrued for certain existing and new employees; and severance benefits, net of forfeitures of stock-based awards, and legal costs related to employee terminations. Retention bonuses were paid out in the first quarter of 2018 to employees who remained employed by the Company through December 31, 2017, or other specified dates. Certain employees were entitled to pro-rata payouts of their retention bonuses if their employment terminated earlier than their retention payment date. The balance payable as at December 29, 2018, will be paid in equal monthly instalments over the next 11 months.

(c)	Consulting fees and temporary labor costs

Represents the cost for third-party consultants and temporary labor engaged to support the design and implementation of the Value Creation Plan, which efforts were substantially completed during fiscal 2017, as well as other professional fees incurred in the connection with the plan.

For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$
Cost of goods sold(1)	100	3,189	-
Selling, general and administrative expenses(2)	613	22,894	4,041
Other expense(3)	1,661	23,829	14,285
	2,374	49,912	18,326

(1)	Inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)

Consulting/professional fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.

(3)

For the year ended December 29, 2018, asset impairment, lease obligation and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $0.7 million; Consumer Products operating segment - $0.8 million; and Corporate Services - $0.2 million. For the year ended December 30, 2017, asset impairment and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $2.1 million; Consumer Products operating segment - $20.6 million; and Corporate Services - $1.1 million. For the year ended December 31, 2016, asset impairment and employee termination costs recorded in other expense were allocated as follows: Raw Material Sourcing and Supply operating segment - $1.6 million; Consumer Products operating segment - $10.6 million; and Corporate Services - $2.1 million.

4. Discontinued Operations

On April 6, 2016, the Company completed the sale of its 66% holding of common shares of Opta Minerals Inc. (“Opta Minerals”) to Speyside Equity Fund I LP for aggregate gross proceeds of $4.8 million (C$6.2 million), of which $3.2 million (C$4.2 million) was received in cash, and $1.5 million (C$2.0 million) was received in the form of a subordinated promissory note bearing interest at 2.0% per annum that matured on October 6, 2018. The sale of Company’s equity interest in Opta Minerals was consistent with its objective of divesting its non-core assets in order to become a pure-play organic and healthy foods company. The Company has no continuing involvement with Opta Minerals.

The following table reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statement of operations for the year ended December 31, 2016:

SUNOPTA INC.	-F20-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

$
Revenues	24,896
Cost of goods sold	(22,133)
Selling, general and administrative expenses	(3,024)
Foreign exchange and other expense, net	(1,248)
Interest expense	(484)
Loss before income taxes	(1,993)
Gain on classification as held for sale before income taxes	560
Total pre-tax loss from discontinued operations	(1,433)
Recovery of income taxes	599
Loss from discontinued operations	(834)
Loss from discontinued operations attributable to non-controlling interest	264
Loss from discontinued operations attributable to SunOpta Inc.	(570)

5. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as at December 29, 2018 and December 30, 2017:

			December 29, 2018
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Unrealized short-term derivative asset	620	-	620	-
Unrealized long-term derivative asset	7	-	7	-
Unrealized short-term derivative liability	(581)	(94)	(487)	-
Unrealized long-term derivative liability	(17)	-	(17)	-
Inventories carried at market(2)	3,239	-	3,239	-
Forward foreign currency contracts(3)
Not designated as hedging instruments	583	-	583	-
Contingent consideration(4)	(4,286)	-	-	(4,286)

			December 30, 2017
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Unrealized short-term derivative asset	738	-	738	-
Unrealized short-term derivative liability	(240)	(35)	(205)	-
Unrealized long-term derivative liability	(4)	-	(4)	-
Inventories carried at market(2)	3,838	-	3,838	-
Forward foreign currency contracts(3)
Not designated as hedging instruments	(1,060)	-	(1,060)	-
Designated as hedging instruments	(435)	-	(435)	-
Contingent consideration(4)	(11,320)	-	-	(11,320)

SUNOPTA INC.	-F21-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

These exchange-traded commodity futures and forward commodity purchase and sale contracts are used as part of the Company’s risk management strategy and represent economic hedges to limit risk related to fluctuations in the price of certain commodity grains, as well as the prices of cocoa and coffee. These contracts are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these contracts are included in cost of goods sold on the consolidated statement of operations. For the year ended December 29, 2018, the Company recognized a loss of $0.5 million (December 30, 2017 – gain of $0.6 million; December 31, 2016 – gain of $0.5 million) related to changes in the fair value of these derivatives. Unrealized gains on short-term contracts are included in other current assets; and unrealized losses on short-term and long-term contracts are included in other current liabilities and long-term liabilities, respectively, on the consolidated balance sheets.

As at December 29, 2018, the notional amounts of open commodity futures and forward purchase and sale contracts were as follows (in thousands of bushels):

	Number of bushels purchased (sold)
	Corn	Soybeans
Forward commodity purchase contracts	447	129
Forward commodity sale contracts	(393)	(704)
Commodity futures contracts	(190)	355

In addition, as at December 29, 2018, the Company had open forward contracts to sell 6,730 metric tons (“MT”) of cocoa (December 30, 2017 – 2,990 MT sold) and to purchase 85 MT of coffee (December 30, 2017 – 51 MT sold).

(2)	Inventories carried at market

Grains inventory carried at fair value is determined using quoted market prices from the CBoT. Estimated fair market values for grains inventory quantities at period end are valued using the quoted price on the CBoT adjusted for differences in local markets, and broker or dealer quotes. These assets are placed in level 2 of the fair value hierarchy, as there are observable quoted prices for similar assets in active markets. Gains and losses on commodity grains inventory are included in cost of goods sold on the consolidated statements of operations. As at December 29, 2018, the Company had 141,435 bushels of commodity corn and 217,881 bushels of commodity soybeans in inventories carried at market. Inventories carried at market are included in inventories on the consolidated balance sheets.

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

SUNOPTA INC.	-F22-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(a)	Not designated as hedging instruments

As at December 29, 2018, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €13.3 million ($16.0 million). As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the year ended December 29, 2018, the Company recognized a gain of $1.6 million (December 30, 2017 – loss of $2.4 million; December 31, 2016 – gain of $1.0 million) related to changes in the fair value of these derivatives. Unrealized gains and losses on these contracts are included in accounts receivable and accounts payable, respectively, on the consolidated balance sheets.

(b)	Designated as hedging instruments

From time to time, the Company enters into forward foreign exchange contracts to sell U.S. dollars to buy Mexican pesos, as part of a hedging program to manage the variability of cash flows associated with a portion of forecasted purchases of raw fruit inventories denominated in Mexican pesos. As these contracts are designated as hedging instruments, the effective portion of the gains and losses on changes in the fair value of these contracts is included in other comprehensive earnings and reclassified to cost of goods sold in the same period the hedged transaction affects earnings, which is upon the sale of the inventories. For the year ended December 29, 2018, the Company recognized a net gain of $0.5 million (December 30, 2017 – gain of $1.8 million) in other comprehensive earnings related to changes in the fair value of open contracts. For the year ended December 29, 2018, the Company reclassified from other comprehensive earnings to cost of goods sold a realized gain on closed contracts of $0.1 million (December 30, 2017 – gain of $1.4 million). In addition, for the year ended December 30, 2017, the Company reclassified to foreign exchange loss an unrealized gain of $0.9 million related to the ineffective portion of the hedge. As at December 29, 2018, the Company had no open Mexican peso forward foreign exchange contracts.

(4)	Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs. These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to present value those cash flows. The following table presents a reconciliation of contingent consideration obligations for the years ended December 29, 2018 and December 30, 2017. These obligations are included in long-term liabilities (including the current portion thereof) on the consolidated balance sheets.

	December 29, 2018	December 30, 2017
	$	$
Balance, beginning of year	(11,320)	(15,279)
Fair value adjustment(1)	2,635	(371)
Payments(2)	4,399	4,330
Balance, end of year	(4,286)	(11,320)

(1)

For the year ended December 29, 2018, included an adjustment of $2.8 million to reduce the final contingent consideration obligation payable in 2019 under an earn-out arrangement with the former unitholders of Citrusource, LLC (“Citrusource”) based on the results for the business in fiscal 2018. Citrusource was acquired by the Company in March 2015. In addition, for all periods presented, reflected the accretion for the time value of money. (See note 17.)

(2)

For the year ended December 29, 2018, reflected the third installment payment of deferred consideration to the former unitholders of Citrusource. For the year ended December 30, 2017, reflected the second installment payment related to Citrusource and payment of the remaining deferred consideration to a former shareholder of Organic Land Corporation OOD, which was acquired by the Company in December 2012.

SUNOPTA INC.	-F23-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

6. Accounts Receivable

	December 29, 2018	December 30, 2017
	$	$
Trade receivables	132,301	125,408
Product recall-related insurance recoveries(1)	2,421	2,656
Allowance for doubtful accounts	(2,591)	(2,912)
	132,131	125,152

(1)	Represents the remaining expected insurance recoveries related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company in the second quarter of 2016.

The change in the allowance for doubtful accounts provision for the years ended December 29, 2018 and December 30, 2017 is comprised as follows:

	December 29, 2018	December 30, 2017
	$	$
Balance, beginning of year	2,912	2,947
Net additions to provision	416	491
Accounts receivable written off, net of recoveries	(717)	(596)
Effects of foreign exchange rate differences	(20)	70
Balance, end of year	2,591	2,912

7. Inventories

	December 29, 2018	December 30, 2017
	$	$
Raw materials and work-in-process	278,038	262,527
Finished goods	83,225	92,489
Company-owned grain	10,155	9,937
Inventory reserve	(9,461)	(9,975)
	361,957	354,978

The change in the inventory reserve for the years ended December 29, 2018 and December 30, 2017 is comprised as follows:

	December 29, 2018	December 30, 2017
	$	$
Balance, beginning of year	9,975	14,202
Additions to reserve during the year	12,169	10,278
Reserves applied and inventories written off during the year	(12,612)	(14,367)
Effect of foreign exchange rate differences	(71)	(138)
Balance, end of year	9,461	9,975

SUNOPTA INC.	-F24-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

8. Property, Plant and Equipment

The major components of property, plant and equipment as at December 29, 2018 and December 30, 2017 were as follows:

			December 29, 2018
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,075	-	7,075
Buildings	73,792	24,059	49,733
Machinery and equipment	192,982	94,920	98,062
Enterprise software	20,996	8,878	12,118
Office furniture and equipment	11,505	8,472	3,033
Vehicles	3,191	2,180	1,011
	309,541	138,509	171,032

			December 30, 2017
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,124	-	7,124
Buildings	70,383	21,784	48,599
Machinery and equipment	178,760	84,525	94,235
Enterprise software	14,829	6,651	8,178
Office furniture and equipment	12,063	7,834	4,229
Vehicles	3,609	2,350	1,259
	286,768	123,144	163,624

As at December 29, 2018 property, plant and equipment included construction in process assets of $19.4 million (December 30, 2017 – $23.7 million), which were not being depreciated as they had not yet reached the stage of commercial viability. In addition, as at December 29, 2018, machinery and equipment included equipment under capital leases with a cost of $10.1 million (December 30, 2017 – $11.9 million) and a net book value of $3.4 million (December 30, 2017 – $5.4 million), as well as $4.9 million (December 30, 2017 – $5.0 million) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations related to property, plant and equipment for the year ended December 29, 2018 was $21.9 million (December 30, 2017 – $21.7 million; December 31, 2016 – $22.9 million).

SUNOPTA INC.	-F25-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Goodwill

The following is a summary of changes in goodwill:

	Global Ingredients	Consumer Products	Total
	$	$	$
Balance at December 31, 2016	8,255	215,356	223,611
Goodwill impairment	-	(115,000)	(115,000)
Foreign exchange	922	-	922
Balance at December 30, 2017	9,177	100,356	109,533
Goodwill impairment	-	(81,222)	(81,222)
Foreign exchange	(352)	-	(352)
Balance at December 29, 2018	8,825	19,134	27,959

Goodwill Impairments

Based on the results of the annual impairment tests performed for the years ended December 29, 2018 and December 30, 2017, the Company determined that the carrying value of the Healthy Fruit reporting unit of the Consumer Products operating segment exceeded its fair value. As a result, the Company recognized goodwill impairment charges of $81.2 million and $115.0 million in 2018 and 2017, respectively, to fully write-off the goodwill that arose from the Company’s acquisition of Sunrise Holdings (Delaware), Inc. (“Sunrise”) in October 2015. These impairments reflected lower-than-expected revenues and operating performance for the business since the acquisition of Sunrise, reflecting weaker-than-expected consumption trends and lower sales pricing introduced over the past two fiscal years to regain or maintain distribution volumes, as well as uncertainty of future revenue growth patterns and gross margin profile due to these market conditions and sales pricing limitations. In addition, while the Company has identified certain productivity measures to be initiated to reduce costs and increase profitability in the business, the ultimate timing and outcome of these measures are not fully certain.

Based on the results of the annual impairment test performed for the year ended December 31, 2016, the Company determined that the carrying value of the goodwill associated with the Sunflower reporting unit of the Raw Material Sourcing and Supply operating segment exceeded its implied fair value, reflecting lower anticipated sales demand and higher expected production and capital costs as a result of a voluntary recall of certain roasted sunflower kernel products initiated by the Company in second quarter of 2016. As a result, the Company recognized a goodwill impairment charge of $17.5 million in 2016.

SUNOPTA INC.	-F26-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

10. Intangible Assets

The major components of intangible assets as at December 29, 2018 and December 30, 2017 were as follows:

			December 29, 2018
		Accumulated
	Cost	amortization	Net book value
	$	$	$
Customer relationships	210,845	49,937	160,908
Patents, trademarks and other	1,919	1,852	67
	212,764	51,789	160,975

			December 30, 2017
		Accumulated
	Cost	amortization	Net book value
	$	$	$
Customer relationships	211,176	39,274	171,902
Patents, trademarks and other	1,919	1,762	157
	213,095	41,036	172,059

The following is a summary of changes in intangible assets:

	Customer	Patents, trademarks
	relationships	and other	Total
	$	$	$
Balance at December 31, 2016	183,258	266	183,524
Amortization	(11,086)	(109)	(11,195)
Impairment	(456)	-	(456)
Foreign exchange	186	-	186
Balance at December 30, 2017	171,902	157	172,059
Amortization	(10,948)	(90)	(11,038)
Foreign exchange	(46)	-	(46)
Balance at December 29, 2018	160,908	67	160,975

The Company estimates that the aggregate future amortization expense associated with finite-life intangible assets in each of the next five fiscal years and thereafter will be as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	$	$	$	$	$	$	$
Amortization expense	11,013	10,382	10,112	10,112	10,112	109,244	160,975

SUNOPTA INC.	-F27-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Accounts Payable and Accrued Liabilities

	December 29, 2018	December 30, 2017
	$	$
Accounts payable	115,297	94,992
Payroll and commissions	8,817	15,161
Accrued grain liabilities	15,322	15,039
Accrued product recall-related costs(1)	3,792	6,980
Accrued interest	5,346	5,496
Dividends payable on Series A Preferred Stock (see note 13)	1,700	1,700
Accrued product recall settlement	-	2,250
Other accruals	5,097	19,746
	155,371	161,364

(1)	Represents the provision for remaining unsettled customer claims related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company in the second quarter of 2016.

12. Bank Indebtedness and Long-Term Debt

	December 29, 2018	December 30, 2017
	$	$
Bank indebtedness:
Global Credit Facility(1)	276,776	230,502
Bulgarian credit facility(2)	3,558	3,588
	280,334	234,090

Long-term debt:
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $6,472 (December 30, 2017 - $7,716)(3)	217,026	215,782
Asset-backed term loan(4)	3,103	3,600
Capital lease obligations(5)	3,706	5,651
Other	5,028	3,000
	228,863	228,033
Less: current portion	1,840	2,228
	227,023	225,805

(1)	Global Credit Facility

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

SUNOPTA INC.	-F28-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates, including prime rate and LIBOR plus an applicable margin. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter. As at December 29, 2018, the weighted-average interest rate on the facilities was 4.45%.

On September 19, 2017, the Company entered into an amendment to the Global Credit Facility to add a $15.0 million U.S. asset-based credit subfacility (the “U.S. Subfacility”). On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility by $5.0 million. The entire $20.0 million available for borrowing under the U.S. Subfacility was fully drawn as of October 22, 2018. Commencing with the fiscal quarter ending March 31, 2019, amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, which payments may be funded through borrowings under the revolving facilities of the Global Credit Facility. Borrowings repaid under the U.S. Subfacility may not be borrowed again. Borrowings under the U.S. Subfacility bear interest at a margin over various reference rates. The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers’ acceptance rate borrowings. As at December 29, 2018, the applicable margin was 3.50%.

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

On July 27, 2018, a subsidiary of The Organic Corporation B.V. (“TOC”), a wholly-owned subsidiary of the Company, extended its revolving credit facility agreement dated May 22, 2013, to provide up to €4.5 million to cover the working capital needs of TOC’s Bulgarian operations. The facility is secured by the accounts receivable and inventories of the Bulgarian operations and is fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on May 31, 2019. As at December 29, 2018, the weighted-average interest rate on the Bulgarian credit facility was 2.75%.

(3)	Senior Secured Second Lien Notes

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the “Notes”). As at December 29, 2018, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017. Debt issuance costs are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum. The Notes will mature on October 9, 2022. Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

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

SUNOPTA INC.	-F29-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

As at December 29, 2018, the estimated fair value of the outstanding Notes was approximately $240 million, based on quoted prices of the most recent over-the-counter transactions (Level 2).

(4)	Asset-backed term loans

On December 28, 2017, TOC entered into a €3.0 million asset-backed term loan. Interest on this loan accrues at an effective rate of 3.06% and the loan matures on December 28, 2027. Principal and accrued interest is repayable in equal monthly installments. On January 8, 2019, TOC entered into a second asset-backed term loan for €1.6 million, which accrues interest at an effective rate of 3.42% and matures on December 28, 2027. Principal and accrued interest on these loans are repayable in equal monthly installments. These loans are secured by a first priority lien on equipment owned by TOC for the second cocoa processing line at its facility in the Netherlands and are fully guaranteed by TOC.

(5)	Capital lease obligations

The Company leases certain equipment under capital lease agreements. The cost and accumulated depreciation of assets under capital lease are included in machinery and equipment.

Principal repayments of long-term debt are as follows:

$
2019	1,840
2020	4,280
2021	2,598
2022	224,635
2023	516
Thereafter	1,466
Total gross repayments	235,335
Unamortized debt issuance costs	(6,472)
228,863

SUNOPTA INC.	-F30-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of interest expense, net are as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$
Interest expense	32,155	29,771	32,090
Amortization of debt issuance costs	2,536	2,825	11,301
Interest income	(285)	(92)	(116)
Interest expense, net	34,406	32,504	43,275

13. Series A Preferred Stock

On October 7, 2016, the Company and SunOpta Foods entered into a subscription agreement (the “Subscription Agreement”) with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the “Investors”). Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Preferred Stock to the Investors for consideration in the amount of $85.0 million. In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Preferred Stock. At any time on or after October 7, 2021, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time. The carrying value of the Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to retained earnings/accumulated deficit over the period preceding October 7, 2021, which accretion amounted to $1.1 million, $1.0 million and $0.2 million for the year ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

In connection with the Subscription Agreement, the Company agreed to, among other things (i) ensure SunOpta Foods has sufficient funds to pay its obligations under the terms of the Preferred Stock and (ii) grant each holder of Preferred Stock (the “Holder”) the right to exchange the Preferred Stock for shares of common stock of the Company (“Common Shares”). The Preferred Stock is non-participating with the Common Shares in dividends and undistributed earnings of the Company.

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025 and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. For the year ended December 29, 2018 and December 30, 2017, SunOpta Foods paid cash dividends on the Preferred Stock of $6.8 million and $6.7 million, respectively. As at December 29, 2018, SunOpta Foods had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the “Exchange Price” and such quotient, the “Exchange Rate”). As at December 29, 2018, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on October 7, 2016 remain outstanding, or (ii) on or after October 7, 2019, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price.

In connection with the Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 (the “Special Voting Shares”) to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. As at December 29, 2018, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.5% voting interest in the Company. The Special Voting Shares are not transferable, and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the “Board”) and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on October 7, 2016, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company, and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

SUNOPTA INC.	-F31-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

14. Common Shares

The Company is authorized to issue an unlimited number of Common Shares without par value and an unlimited number of special shares without par value.

15. Stock-Based Compensation

Stock Incentive Plan

On May 28, 2013, the Company’s shareholders approved the 2013 Stock Incentive Plan (the “2013 Plan”), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”) to selected employees and directors of the Company. As at December 29, 2018, 4,028,729 securities remained available for issuance under the 2013 Plan.

For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, total stock-based compensation expense amounted to $7.9 million, $5.7 million and $4.1 million, respectively.

Stock Options

Stock options granted to selected employees during the three-year period ended December 29, 2018 vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees or directors on exercise of stock options or purchase of stock is credited to capital stock.

SUNOPTA INC.	-F32-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes stock option activity for the year ended December 29, 2018:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Stock options	exercise price	term (years)	intrinsic value
Outstanding, beginning of year	3,306,728	$7.51
Granted	58,000	7.56
Exercised	(222,880)	4.11
Forfeited	(443,298)	7.76
Outstanding, end of year	2,698,550	$7.76	6.67	$210
Exercisable, end of year	1,264,902	$7.18	5.04	$127

The following table summarizes non-vested stock option activity during the year ended December 29, 2018:

		Weighted-
		average grant-
	Stock options	date fair value
Non-vested, beginning of year	2,149,221	$3.57
Granted	58,000	3.31
Vested	(524,657)	3.19
Forfeited	(248,916)	3.22
Non-vested, end of year	1,433,648	$3.74

The weighted-average grant-date fair values of all stock options granted in the years ended December 29, 2018, December 30, 2017 and December 31, 2016, were $3.31, $4.12 and $1.86, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted in those years were as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
Grant-date stock price	$7.56	$9.29	$4.25
Dividend yield(1)	0%	0%	0%
Expected volatility(2)	41.1%	42.1%	41.7%
Risk-free interest rate(3)	2.9%	2.0%	1.6%
Expected life of options (years)(4)	6.0	6.4	6.0

(1)	Determined based on expected annual dividend yield at the time of grant.
(2)	Determined based on historical volatility of the Company’s Common Shares over the expected life of the option.
(3)	Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.
(4)

Determined using simplified method, as the Company changed the vesting period of its stock option grants from five years to three years in 2016, and, as a result, historical exercise data may not provide a reasonable basis upon which to estimate expected life.

SUNOPTA INC.	-F33-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes stock options outstanding and exercisable as at December 29, 2018:

			Weighted-
			average
			remaining	Weighted-		Weighted-
Exercise price range		Outstanding	contractual life	average exercise	Exercisable	average exercise
Low	High	options	(years)	price	options	price
$3.27	$5.50	468,550	6.85	$3.68	297,447	$3.75
5.51	7.28	527,377	5.76	6.24	302,043	5.91
7.29	9.35	578,999	6.48	8.03	333,502	7.67
9.36	9.60	687,445	8.40	9.50	1,667	9.45
9.61	13.86	436,179	5.14	10.85	330,243	10.92
		2,698,550	6.67	$7.76	1,264,902	$7.18

Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $2.8 million as at December 29, 2018, which will be amortized over a weighted-average remaining vesting period of 1.4 years.

Restricted Stock Units

RSUs granted to employees vest ratably on each of the first through third anniversaries of the grant date. RSUs granted to directors vest 100% on the first anniversary of the grant date. Each vested RSU will entitle the employee or director to receive one common share of the Company. The weighted-average grant-date fair values of all RSUs granted in the years ended December 29, 2018, December 30, 2017 and December 31, 2016, were $7.65, $9.18 and $3.87, respectively.

The following table summarizes non-vested RSU activity during the year ended December 29, 2018:

		Weighted-
		average grant-
	RSUs	date fair value
Non-vested, beginning of year	775,356	$8.85
Granted	154,711	7.65
Vested	(314,326)	8.96
Forfeited	(17,904)	9.50
Non-vested, end of year	597,837	$8.46

Total compensation costs related to non-vested RSU awards not yet recognized as an expense was $3.1 million as at December 29, 2018, which will be amortized over a weighted-average remaining vesting period of 1.4 years.

Performance Share Units

For the year ended December 30, 2017, the Company granted 1,560,535 PSUs to selected employees. No additional PSUs were granted in the year ended December 29, 2018. The vesting of the PSUs is subject to the satisfaction of certain stock price performance conditions during a three-year performance period ending May 24, 2020. One-third of the PSUs will vest upon achieving a stock price of $11.00, one-third will vest upon achieving a stock price of $14.00, and one-third will vest upon achieving a stock price of $18.00, in each case for 20 consecutive trading days and subject to the employee’s continued employment throughout the performance period. Each vested PSU will entitle the employee to receive one common share of the Company without payment of additional consideration.

For the year ended December 30, 2017, the fair value of the PSUs granted was estimated using a Monte Carlo valuation model, which simulates the potential outcomes for the Company’s stock price performance and determines the payouts that would occur under each scenario. Fair value is based on the average of those results. The grant-date weighted-average fair value of the PSUs was determined to be $5.64, based on the following inputs to the valuation model:

SUNOPTA INC.	-F34-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

The following table summarizes non-vested PSU activity during the year ended December 29, 2018:

		Weighted-
		average grant-
	PSUs	date fair value
Non-vested, beginning of year	1,519,752	$5.68
Forfeited or cancelled	(157,856)	6.41
Non-vested, end of year	1,361,896	$5.60

Total compensation costs related to non-vested PSU awards not yet recognized as an expense was $3.6 million as at December 29, 2018, which will be amortized over a weighted-average remaining vesting period of 1.4 years.

CEO Plan

On February 6, 2017, David Colo was appointed President and Chief Executive Officer (“CEO”) of the Company. In connection with his appointment, for the year ended December 30, 2017, the Company granted Mr. Colo 473,940 performance-based stock options (the “Special Stock Options”) and 277,780 PSUs. In addition, Mr. Colo was granted 100,000 RSUs, of which 50,000 were contingent on Mr. Colo purchasing Common Shares with an aggregate value of $1.0 million in the open market.

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

For the year ended December 29, 2018, the grant-date weighted-average fair values of the Special Stock Options and PSUs were estimated using a Monte Carlo valuation model and determined to be $1.84 and $2.79, respectively, based on the following inputs to the valuation model:

SUNOPTA INC.	-F35-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

		December 30, 2017
	Special Stock
	Options	PSUs
Grant-date stock price	$7.00	$7.00
Exercise price	$7.00	NA
Dividend yield	0%	0%
Expected volatility(1)	42.0%	42.0%
Risk-free interest rate(2)	2.2%	1.5%
Expected life (in years)(3)	6.5	3.0

(1)	Determined based on the historical volatility of the Common Shares over the expected life of the Special Stock Options.
(2)	Determined based on U.S. Treasury yields with a remaining term equal to the respective expected lives of the Special Stock Options and PSUs.
(3)	Determined using the simplified method for the Special Stock Options, based on the mid-point of vesting (three years) and expiration (ten years). Determined based on vesting for the PSUs.

Total compensation costs related to the non-vested Special Stock Options and PSUs awarded to Mr. Colo not yet recognized as an expense was $0.6 million as at December 29, 2018, which will be amortized over a weighted-average remaining vesting period of 1.1 years.

The RSUs granted to Mr. Colo vest in three equal installments beginning on February 6, 2018. Each vested RSU will entitle Mr. Colo to receive one common share of the Company. The grant-date fair value of the RSUs was estimated to be $7.00 based on the stock price of the Common Shares as of the date of grant. Total compensation costs related to the non-vested RSUs awarded to Mr. Colo not yet recognized as an expense was $0.3 million as at December 29, 2018, which will be amortized over a weighted-average remaining vesting period of 1.1 years.

On February 21, 2019, the Board of Directors terminated Mr. Colo as President and CEO of the Company.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby employees can purchase common shares through payroll deductions. For the year ended December 29, 2018, the Company’s employees purchased 112,158 common shares (December 30, 2017 – 61,796; December 31, 2016 – 82,841) for total proceeds of $0.6 million (December 30, 2017 – $0.4 million; December 31, 2016 – $0.4 million). As at December 29, 2018, 999,915 common shares are remaining to be granted under this plan.

SUNOPTA INC.	-F36-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

16. Accumulated Other Comprehensive Loss

Net unrealized losses recorded in accumulated other comprehensive loss were as follows:

	December 29,	December 30,
	2018	2017
	$	$
Currency translation adjustment	(9,667)	(6,963)
Cash flow hedges, net of income taxes	-	(305)
	(9,667)	(7,268)

17. Other Expense (Income), Net

The components of other expense (income) are as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$

Reserve for notes receivable(1)	2,232	-	-
Product withdrawal and recall costs(2)	1,504	413	2,838
Impairment of long-lived assets and facility closure costs(3)	1,264	18,193	13,257
Employee termination costs(4)	397	5,636	4,186
Increase (decrease) in fair value of contingent consideration (see note 5(4))	(2,635)	371	(1,158)
Legal settlement(5)	-	(1,024)	9,000
Business acquisition costs	-	-	233
Other	63	71	(64)
	2,825	23,660	28,292

(1)	Reserve for notes receivable

For the year ended December 29, 2018, represents a bad debt reserve for notes receivable associated with a previously sold business. The face amount of the notes was $1.4 million, which represented the Company’s cash investment in the notes. The notes had accelerated payment terms that entitled the Company to a multiple-times payout of the face amount of the notes. The accelerated payment terms were originally fair-valued at $3.4 million. The Company has received cash payments on the notes of $2.2 million through December 29, 2018 and has estimated that it will receive $0.3 million of the remaining balance related to the accelerated payment terms.

(2)	Product withdrawal and recall costs

For the years ended December 29, 2018 and December 30, 2017, represents product withdrawal and recall costs that were not eligible for reimbursement under the Company’s insurance policies or exceeded the limits of those policies, including certain costs related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company in the second quarter of 2016.

For the year ended December 31, 2016, represents costs related to the voluntary withdrawal of certain consumer- packaged products due to quality-related issues, as well as certain direct costs and insurance deductibles related to the sunflower recall.

SUNOPTA INC.	-F37-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(3)	Impairment of long-lived assets and facility closure costs

For the year ended December 29, 2018, included the remaining lease obligation (net of sublease rentals) related to the vacated nutrition bar processing facility, and an additional impairment loss and closure costs related to the disposal of the Wahpeton roasting facility.

For the year ended December 30, 2017, represents the impairment of assets associated with the exits from flexible resealable pouch and nutrition bar products lines and operations, and consolidation of roasted snack operations, as well as the early buyout of the San Bernardino equipment leases.

For the year ended December 31, 2016, represents the impairment of assets associated with the closures of the San Bernardino and Heuvelton facilities. In addition, includes the impairment of leasehold improvements at the Company’s Buena Park, California, facility on the consolidation of Company’s frozen fruit processing operations following the acquisition of Sunrise.

(4)	Employee termination costs

For the year ended December 29, 2018, represents severance benefits, net of forfeitures of stock-based awards, incurred in connection with the Value Creation Plan.

For the year ended December 30, 2017, represents severance benefits, net of forfeitures of stock-based awards, and legal costs incurred in connection with the Value Creation Plan, including employees affected by the exits from flexible resealable pouch and nutrition bar product lines and operations, and consolidation of roasted snack operations.

For the year ended December 31, 2016, represents contractual severance benefits and previously unrecognized stock- based compensation expense recognized in connection with the departure of a former CEO, as well as costs for employees affected by the closures of the Company’s San Bernardino, Heuvelton and Buena Park facilities.

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

SUNOPTA INC.	-F38-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

18. Income Taxes

The recovery of income taxes differs from the amount that would have resulted from applying the combined Canadian federal and provincial statutory income tax rate to loss from continuing operations before income taxes due to the following:

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$
Loss from continuing operations before income taxes	(114,521)	(170,397)	(74,361)
Canadian statutory rate	26.5%	26.5%	26.5%
Income tax recovery at statutory rate	(30,348)	(45,155)	(19,706)
Impact of changes in enacted tax rates	1,976	(8,437)	90
Foreign tax rate differential	2,562	(9,324)	(11,329)
Change in unrecognized tax benefits	-	(452)	(1,268)
Goodwill impairment loss	22,239	30,475	6,841
Impact of stock-based compensation and other non- deductible expenses	2,019	1,590	1,238
Change in valuation allowance	(3,717)	72	(267)
Other	(109)	(4,598)	604
Recovery of income taxes	(5,378)	(35,829)	(23,797)

The components of loss from continuing operations before income taxes are shown below:

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$
Canada	(13,408)	(3,286)	9,811
U.S.	(107,068)	(178,033)	(93,941)
Other	5,955	10,922	9,769
	(114,521)	(170,397)	(74,361)

The components of the provision for (recovery of) income taxes are shown below:

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$
Current income tax provision (recovery):
Canada	(1,334)	(658)	3,560
U.S.	(3,655)	(10,346)	(1,293)
Other	3,394	3,074	3,664
	(1,595)	(7,930)	5,931

Deferred income tax provision (recovery):
Canada	547	642	(12)
U.S.	(4,226)	(28,606)	(29,463)
Other	(104)	65	(253)
	(3,783)	(27,899)	(29,728)
Recovery of income taxes	(5,378)	(35,829)	(23,797)

SUNOPTA INC.	-F39-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Deferred income taxes of the Company are comprised of the following:

	December 29, 2018	December 30, 2017
	$	$
Differences in property, plant and equipment and intangible assets	(54,841)	(51,093)
Capital and non-capital losses	25,169	22,144
Tax benefit of scientific research expenditures	2,004	1,871
Inventory basis differences	3,755	5,193
Interest expense limitation (163j)	20,025	10,311
Other accrued reserves	1,366	5,249
	(2,522)	(6,325)
Less: valuation allowance	5,445	9,162
Net deferred income tax liability	(7,967)	(15,487)

The components of the net deferred income tax asset (liability) are shown below:

	December 29, 2018	December 30, 2017
	$	$
Canada	(148)	362
U.S.	(7,147)	(14,892)
Other	(672)	(957)
	(7,967)	(15,487)

The components of the deferred income tax valuation allowance are as follows:

	December 29, 2018	December 30, 2017
	$	$
Balance, beginning of year	9,162	9,090
Increase (decrease) in valuation allowance	(3,717)	72
Balance, end of year	5,445	9,162

As at December 29, 2018, the Company had approximately $1.1 million (December 30, 2017 – $0.4 million) in U.S. federal scientific research investment tax credits and $0.9 million (December 30, 2017 – $0.9 million) in U.S. State research and development tax credits, which will expire in varying amounts up to 2029.

As at December 29, 2018, the Company had U.S. federal non-capital loss carry-forwards of approximately $72.0 million (December 30, 2017 – $46.0 million). In addition, the Company had state loss carry-forwards of approximately $15.1 million as at December 29, 2018 (December 30, 2017 – $62.6 million). These amounts are available to reduce future federal and state income taxes.

As at December 29, 2018, the Company had Canadian capital losses of approximately $29.7 million (December 30, 2017 – $27.7 million) for which a full valuation allowance exists. These amounts are available to reduce future capital gains and do not expire.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, as at December 29, 2018, a valuation allowance of $5.4 million (December 30, 2017 – $9.2 million) had been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

SUNOPTA INC.	-F40-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

	December 29, 2018	December 30, 2017
	$	$
Balance, beginning of year	-	452
Reductions in tax positions of prior years	-	(452)
Balance, end of year	-	-

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations, and with the related liability on the consolidated balance sheets.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company’s major taxing jurisdictions include Canada (including Ontario), the U.S. (including multiple states), and the Netherlands. The Company’s 2010 through 2017 tax years (and any tax year for which available non-capital loss carry-forwards were generated up to the amount of non-capital loss carry-forward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and the 2010 through 2017 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company’s consolidated financial statements.

SUNOPTA INC.	-F41-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

19. Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	December 29,	December 30,	December 31,
	2018	2017	2016
Numerator for basic loss per share:
Loss from continuing operations, less amounts attributable to non-controlling interests	$(109,205)	$(135,320)	$(50,618)
Less: dividends and accretion on Series A Preferred Stock	(7,909)	(7,809)	(1,812)
Loss from continuing operations attributable to SunOpta Inc.	(117,114)	(143,129)	(52,430)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	(570)
Loss attributable to common shareholders	$(117,114)	$(143,129)	$(53,000)

Denominator for basic loss per share:
Basic weighted-average number of shares outstanding	87,082	86,355	85,569

Basic loss per share:
From continuing operations	$(1.34)	$(1.66)	$(0.61)
From discontinued operations	-	-	(0.01)
Basic loss per share	$(1.34)	$(1.66)	$(0.62)

Numerator for diluted loss per share:
Loss from continuing operations, less amounts attributable to non-controlling interests	$(109,205)	$(135,320)	$(50,618)
Less: dividends and accretion on Series A Preferred Stock (1)	(7,909)	(7,809)	(1,812)
Loss from continuing operations attributable to SunOpta Inc.	(117,114)	(143,129)	(52,430)
Loss from discontinued operations attributable to SunOpta Inc.	-	-	(570)
Loss attributable to common shareholders	$(117,114)	$(143,129)	$(53,000)

Denominator for diluted loss per share:
Basic weighted-average number of shares outstanding	87,082	86,355	85,569
Dilutive effect of the following:
Series A Preferred Stock (1)	-	-	-
Stock options (2)	-	-	-
Diluted weighted-average number of shares outstanding	87,082	86,355	85,569

Diluted loss per share:
From continuing operations	$(1.34)	$(1.66)	$(0.61)
From discontinued operations	-	-	(0.01)
Diluted loss per share	$(1.34)	$(1.66)	$(0.62)

(1)

For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, it was more dilutive to assume the Preferred Stock was not converted into Common Shares, and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 11,333,333, 11,333,333 and 2,670,320 Common Shares issuable on an if-converted basis for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

SUNOPTA INC.	-F42-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)

For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, stock options to purchase 452,316, 815,952 and 66,166 Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share. In addition, for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, options to purchase 2,384,249, 2,540,189 and 2,321,448 Common Shares were anti-dilutive because the exercise prices of these options were greater than the average market price.

20. Supplemental Cash Flow Information

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$
Changes in non-cash working capital:
Accounts receivable	(3,059)	35,773	(39,857)
Inventories	(16,032)	27,475	(16,107)
Income tax recoverable/payable	5,744	(13,515)	22,868
Prepaid expenses and other current assets	3,662	(11,994)	(242)
Accounts payable and accrued liabilities	(6,225)	(20,437)	23,221
Customer and other deposits	(3,457)	2,328	(2,774)
	(19,367)	19,630	(12,891)

Cash paid for:
Interest	32,020	29,683	28,651
Income taxes	2,936	4,150	1,781

21. Related Party Transactions

The following table summarizes transactions between the Company and related parties:

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$
Purchases and sales:
Purchases of fruits, grains and seeds(1)	19,975	18,487	14,867
Sales of agronomy products(2)	1,136	1,141	488
Sales of coffee beans(3)	1,626	1,954	1,896
Rent and other	59	220	976
Grower loans(4)	1,500	-	-

(1)

Represents purchases of raw fruit, and fruit processing and freight services from companies related to the Managing Director of the Company’s Mexican operations, as well as purchases of grains and seeds from employees of the Company, which are included in cost of goods sold on the consolidated statements of operations.

(2)	Represents sales of agronomy products to employees of the Company, which are included in revenues on the consolidated statements of operations.

(3)

Represents the sale of coffee beans from TOC to a company that is owned by the non-controlling shareholder of Trabocca B.V., a less-than-wholly-owned subsidiary of TOC. These sales are included in revenues on the consolidated statement of operations.

(4)

Represents loans made to the Managing Director of the Company’s Mexican operations, to provide operating funds for farms owned by the director. These loans are secured by the crops grown on the farms. As at December 29, 2018, $1.5 million of these loans were outstanding, which are repayable in full on June 30, 2019.

SUNOPTA INC.	-F43-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

22. Commitments and Contingencies

Employment Matter

On April 19, 2013, a class-action complaint, in the case titled De Jesus, et al. v. Frozsun, Inc. d/b/a Frozsun Foods, was filed against Sunrise Growers, Inc. (“Sunrise”) (then named Frozsun, Inc.) in California Superior Court, Santa Barbara County seeking damages, equitable relief and reasonable attorneys’ fees for alleged wage and hour violations. This case included claims for failure to pay all hours worked, failure to pay overtime wages, meal and rest period violations, waiting-time penalties, improper wage statements and unfair business practices. The putative class included 10,611 non-exempt hourly employees from Sunrise’s production facilities in Santa Maria and Oxnard, California. The parties attended mediation on October 12, 2017 and reached a general agreement to resolve the matter on a class-wide basis for $5.0 million. After negotiating the remaining details of the settlement, the parties obtained preliminary approval of the class action settlement on May 14, 2018. Settlement class members had until August 20, 2018, to opt out or object to the settlement terms. A final fairness hearing with the Court was held on September 17, 2018 and the settlement was granted final approval. Full payment of the settlement amount was made to the third-party settlement administrator in October 2018. The Company recovered the full amount paid under the settlement through insurance coverage and an escrow account established in connection with the Company’s acquisition of Sunrise.

Product Recall

On November 20, 2017, Treehouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois titled Treehouse Foods, Inc. et al. v. SunOpta Grains and Food, Inc. The Company was served with the Summons and Complaint on January 24, 2018. After the Company removed the case to the United States District Court for the Northern District of Illinois, the plaintiffs filed an Amended Complaint on April 23, 2018 and a second Amended Complaint on October 12, 2018. The plaintiffs allege economic damages resulting from the Company’s 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for Listeria monocytogenes contamination. The case includes claims for breach of contract, express and implied warranties and product guarantees, negligence, strict liability, and indemnity seeking $16.2 million in damages. There are no allegations of personal injury. The Company is vigorously defending itself against these claims. The Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

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

SUNOPTA INC.	-F44-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Grain Held for Others

As at December 29, 2018, the Company held grain for the benefit of others in the amount of $0.2 million (December 30, 2017 – $0.4 million). The Company is liable for any deficiencies of grade or shortage of quantity that may arise in connection with such grain.

Letters of Credit

The Company has outstanding letters of credit at December 29, 2018 totaling $10.9 million (December 30, 2017 – $9.4 million).

Real Property Lease Commitments

The Company has entered into various leasing arrangements, which have recurring monthly rents that may be adjusted annually to give effect to inflation.

Minimum commitments under operating leases, principally related to manufacturing plants, warehouses, office facilities, machinery and equipment, and farmland, for the next five fiscal years and thereafter are as follows:

	2019	2020	2021	2022	2023	Thereafter	Total
	$	$	$	$	$	$	$
Operating lease obligations	19,207	17,356	14,451	12,622	8,389	47,852	119,877

In the years ended December 29, 2018, December 30, 2017 and December 31, 2016, rental expense related to operating leases, including charges under certain real estate leases for common area maintenance, utilities, insurance and real estate taxes, was $22.7 million, $28.0 million and $27.9 million, respectively.

23. Segmented Information

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

In 2018, the Company transferred certain of its specialty ingredient operations from the Raw Material Sourcing and Supply operating segment to the Healthy Beverages platform of the Consumer Products operating segment. This realignment reflects a change in commercial responsibilities for these operations and resulting changes in reporting and accountability to the Company’s Chief Executive Officer. These operations produce liquid bases, including for the Company’s non-dairy aseptic beverage operations, as well as spray-dried ingredients. The segment information presented below for years ended December 30, 2017 and December 31, 2016 has been restated to reflect this realignment. Specifically, for the years ended December 30, 2017 and December 31, 2016, revenues of $13.6 million and $15.5 million, respectively, and operating income of $2.0 million and $2.0 million, respectively, generated by these operations have been reclassified from Global Ingredients to Consumer Products.

SUNOPTA INC.	-F45-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
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

Segment Revenues and Operating Income

Reportable segment operating results for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 were as follows:

		December 29, 2018
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	559,712	701,140	1,260,852
Segment operating income	16,430	1,238	17,668
Corporate Services			(13,736)
Other expense, net (see note 17)			(2,825)
Goodwill impairment (see note 9)			(81,222)
Interest expense, net			(34,406)
Loss from continuing operations before income taxes			(114,521)

		December 30, 2017
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	536,928	742,665	1,279,593
Segment operating income	19,932	11,924	31,856
Corporate Services			(31,089)
Other expense, net (see note 17)			(23,660)
Goodwill impairment (see note 9)			(115,000)
Interest expense, net			(32,504)
Loss from continuing operations before income taxes			(170,397)

		December 31, 2016
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	558,798	787,933	1,346,731
Segment operating income	24,771	3,222	27,993
Corporate Services			(13,247)
Other expense, net (see note 17)			(28,292)
Goodwill impairment (see note 9)			(17,540)
Interest expense, net			(43,275)
Loss from continuing operations before income taxes			(74,361)

SUNOPTA INC.	-F46-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Assets

Total assets and goodwill by reportable segment as at December 29, 2018 and December 30, 2017 were as follows:

	December 29, 2018	December 30, 2017
	$	$
Segment assets:
Global Ingredients	364,454	347,971
Consumer Products	458,224	588,542
Total segment assets	822,678	936,513
Corporate Services	74,060	45,660
Total assets	896,738	982,173

Segment goodwill:
Global Ingredients	8,825	9,177
Consumer Products	19,134	100,356
Total segment goodwill	27,959	109,533

Segment Capital Expenditures, Depreciation and Amortization

Capital expenditures, depreciation and amortization by reportable segment for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 were as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$
Segment capital expenditures:
Global Ingredients	7,904	9,060	4,767
Consumer Products	15,314	27,054	14,586
Total segment capital expenditures	23,218	36,114	19,353
Corporate Services	8,385	5,025	3,207
Total capital expenditures	31,603	41,139	22,560

Segment depreciation and amortization:
Global Ingredients	6,704	6,464	6,406
Consumer Products	22,111	23,666	25,532
Total segment depreciation and amortization	28,815	30,130	31,938
Corporate Services	3,973	2,694	2,212
Total depreciation and amortization	32,788	32,824	34,150

SUNOPTA INC.	-F47-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Geographic Information

The Company’s assets, operations and employees are principally located in the U.S., Canada, Europe, Mexico and Ethiopia. Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 were as follows:

	December 29, 2018	December 30, 2017	December 31, 2016
	$	$	$
Revenues from external customers:
U.S.	984,122	1,001,417	1,084,199
Canada	29,055	27,929	30,959
Europe and other	247,675	250,247	231,573
Total revenues from external customers	1,260,852	1,279,593	1,346,731

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at December 29, 2018 and December 30, 2017 were as follows:

	December 29, 2018	December 30, 2017
	$	$
Long-lived assets:
U.S.	134,598	128,367
Canada	2,787	3,094
Europe and other	33,647	32,163
Total long-lived assets	171,032	163,624

Major Customers

For the year ended December 29, 2018, Starbucks Corporation (“Starbucks”) accounted for approximately 10% of our consolidated revenues. For the years ended December 30, 2017 and December 31, 2016, Costco Wholesale (“Costco”) accounted for approximately 10% and 11%, respectively, of our consolidated revenues. Revenues from Starbucks and Costco are included in the Consumer Products operating segment.

24. Subsequent Event

Sale of Specialty and Organic Soy and Corn Business

On February 22, 2019, the Company’s subsidiary, SunOpta Grains and Foods Inc., completed the sale of its specialty and organic soy and corn business to Pipeline Foods, LLC (“Pipeline Foods”) for $66.5 million, subject to certain post-closing adjustments. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of the Company’s North American-based raw material sourcing and supply operating segment, included in the Global Ingredients reportable segment. The business included five facilities located in Hope, Minnesota, Blooming Prairie, Minnesota, Ellendale, Minnesota, Moorhead, Minnesota, and Cresco, Iowa.

The net assets of the soy and corn business that were sold did not meet the criteria for presentation as held for sale as at December 29, 2018. The net proceeds from the sale exceeded the carrying value of the net assets as of that date. The Company will measure and record a gain on sale as at the transaction date in the first quarter of 2019.

SUNOPTA INC.	-F48-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited)

Summarized below is the Consolidated Statement of Operations for the quarters ended December 29, 2018, September 29, 2018, June 30, 2018 and March 31, 2018, as well as the fiscal 2017 quarterly comparatives.

		Quarter ended
	December 29, 2018	December 30, 2017
	$	$

Revenues(1)	320,521	292,395
Cost of goods sold	299,209	264,124
Gross profit	21,312	28,271

Selling, general and administrative expenses	25,792	28,094
Intangible asset amortization	2,745	2,766
Other expense, net(2)	1,508	11,638
Goodwill impairment(3)	81,222	115,000
Foreign exchange loss (gain)	(331)	1,268

Loss before the following	(89,624)	(130,495)

Interest expense, net	8,920	8,684

Loss before income taxes	(98,544)	(139,179)

Recovery of income taxes	(1,525)	(21,780)

Net loss	(97,019)	(117,399)

Earnings attributable to non-controlling interests	43	88

Loss attributable to SunOpta Inc.	(97,062)	(117,487)

Basic and diluted loss per share	(1.13)	(1.38)

(1)	Fourth quarter of 2017 included revenues from exited flexible resealable pouch and nutrition bar product lines of $9.1 million.
(2)	Fourth quarter of 2017 included an asset impairment charge of $10.0 million associated with the Value Creation Plan (see note 3 to the consolidated financial statements).
(3)	Fourth quarters of 2018 and 2017 reflected the impairment of goodwill associated with the Healthy Fruit reporting unit (see note 9 to the consolidated financial statements).

SUNOPTA INC.	-F49-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

		Quarter ended
	September 29 2018	September 30, 2017
	$	$

Revenues(1)	308,371	320,713
Cost of goods sold	274,243	284,258
Gross profit	34,128	36,455

Selling, general and administrative expenses	27,220	26,102
Intangible asset amortization	2,754	2,817
Other expense, net(2)	1,136	5,972
Foreign exchange loss (gain)	(368)	2,575

Earnings (loss) before the following	3,386	(1,011)

Interest expense, net	8,792	8,371

Loss before income taxes	(5,406)	(9,382)

Recovery of income taxes	(870)	(3,499)

Net loss	(4,536)	(5,883)

Earnings attributable to non-controlling interests	70	144

Loss attributable to SunOpta Inc.	(4,606)	(6,027)

Basic and diluted loss per share	(0.08)	(0.09)

(1)	Third quarter of 2017 included revenues from exited flexible resealable pouch and nutrition bar product lines of $13.5 million.
(2)	Third quarter of 2017 included an asset impairment charge of $4.5 million associated with the Value Creation Plan (see note 3 to the consolidated financial statements).

SUNOPTA INC.	-F50-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

		Quarter ended
	June 30, 2018	July 1, 2017
	$	$

Revenues(1)	319,308	336,454
Cost of goods sold	284,962	294,792
Gross profit	34,346	41,662

Selling, general and administrative expenses	26,948	35,039
Intangible asset amortization	2,768	2,809
Other expense, net	583	607
Foreign exchange loss (gain)	(11)	1,195

Earnings before the following	4,058	2,012

Interest expense, net	8,474	7,695

Loss before income taxes	(4,416)	(5,683)

Recovery of income taxes	(1,290)	(5,581)

Net loss	(3,126)	(102)

Earnings attributable to non-controlling interests	48	306

Loss attributable to SunOpta Inc.	(3,174)	(408)

Basic and diluted loss per share	(0.06)	(0.03)

(1)	Second quarters of 2018 and 2017 included revenues from exited flexible resealable pouch and nutrition bar product lines of $0.5 million and $15.2 million, respectively.

SUNOPTA INC.	-F51-	December 29, 2018 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 29, 2018, December 30, 2017 and December 31, 2016
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Supplemental financial information (unaudited) continued

		Quarter ended
	March 31, 2018	April 1, 2017
	$	$

Revenues(1)	312,652	330,031
Cost of goods sold	278,968	291,332
Gross profit	33,684	38,699

Selling, general and administrative expenses	28,288	38,272
Intangible asset amortization	2,771	2,803
Other expense (income), net(2)	(402)	5,443
Foreign exchange loss	962	580

Earnings (loss) from continuing operations before the following	2,065	(8,399)

Interest expense, net	8,220	7,754

Loss from continuing operations before income taxes	(6,155)	(16,153)

Recovery of income taxes	(1,693)	(4,969)

Net loss	(4,462)	(11,184)

Earnings (loss) attributable to non-controlling interests	(99)	214

Loss attributable to SunOpta Inc.	(4,363)	(11,398)

Basic and diluted loss per share	(0.07)	(0.16)

(1)	First quarters of 2018 and 2017 included revenues from exited flexible resealable pouch and nutrition bar product lines of $2.6 million and $15.4 million, respectively.
(2)	First quarter of 2017 included an asset impairment charge of $3.7 million associated the Value Creation Plan (see note 3 to the consolidated financial statements).

SUNOPTA INC.	-F52-	December 29, 2018 10-K