Form 10-Q
period 2019-03-30
SunOpta Inc.
filed 2019-05-09
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2019

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________to _______________ .

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

Yes [X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]      No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	STKL	The Nasdaq Stock Market
Common Shares	SOY	The Toronto Stock Exchange

The number of the registrant’s common shares outstanding as of May 3, 2019 was 87,584,158.

SUNOPTA INC.
FORM 10-Q
For the Quarterly Period Ended March 30, 2019

TABLE OF CONTENTS

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company", "SunOpta", "we", "us", "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars ("C$"), euros ("€") and Mexican pesos ("M$"). As at March 30, 2019, the closing rates of exchange for the Canadian dollar, euro and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7483, €1.1227 and M$0.0516. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on management’s current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "may," "predict," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; our ability to rationalize certain expenses and redeploy capital to enhance our focus on growing our consumer products and international organic ingredients operations following the sale of our soy and corn business; our intention to implement business strategies and operational actions, and make structural investments under the Value Creation Plan, and the associated timing and costs of these actions; expected synergies, opportunities, revenues and earnings related to business acquisitions; timing related to our organic avocado oil facility, aseptic capacity expansion, and automation in our frozen fruit operations; our expectations regarding raw fruit availability and field pricing, as well as related impacts on production yields, manufacturing costs and plant utilization; our expectations regarding future customer demand and changing consumer preferences; other expectations related to our businesses, including operational growth and expansion plans, plans to reduce costs and improve profitability, intent and ability to bring new products and processes to market through innovation, and the global markets for our products; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	1	March 30, 2019 10-Q

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

SUNOPTA INC.	2	March 30, 2019 10-Q

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

  our ability to renew our revolving asset-based credit facility (the "Global Credit Facility") when it becomes due on February 10, 2021;

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

SUNOPTA INC.	3	March 30, 2019 10-Q

All forward-looking statements made herein are qualified by these cautionary statements, and our actual results or the developments we anticipate may not be realized. Our forward-looking statements are based only on information currently available to us and speak only as of the date on which they are made. We do not undertake any obligation to publicly update our forward-looking statements, whether written or oral, after the date of this report for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and our Annual Report on Form 10-K for the fiscal year ended December 29, 2018. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 29, 2018, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	4	March 30, 2019 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended March 30, 2019 and March 31, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
	March 30, 2019	March 31, 2018
	$	$

Revenues	305,275	312,652

Cost of goods sold	277,069	278,968

Gross profit	28,206	33,684

Selling, general and administrative expenses	26,248	28,288
Intangible asset amortization	2,742	2,771
Other income, net (note 10)	(43,512)	(402)
Foreign exchange loss (gain)	(1,104)	962

Earnings before the following	43,832	2,065

Interest expense, net	8,739	8,220

Earnings (loss) before income taxes	35,093	(6,155)

Provision for (recovery of) income taxes	9,498	(1,693)

Net earnings (loss)	25,595	(4,462)

Earnings attributable to non-controlling interests	(54)	(99)

Earnings (loss) attributable to SunOpta Inc.	25,649	(4,363)

Dividends and accretion on Series A Preferred Stock (note 9)	(1,995)	(1,967)

Earnings (loss) attributable to common shareholders	23,654	(6,330)

Earnings (loss) per share (note 11)
Basic	0.27	(0.07)
Diluted	0.26	(0.07)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	March 30, 2019 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarters ended March 30, 2019 and March 31, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended
	March 30, 2019	March 31, 2018
	$	$

Net earnings (loss)	25,595	(4,462)

Other comprehensive earnings (loss), net of income taxes
Changes related to cash flow hedges (note 5)
Unrealized gains, net	-	573
Reclassification of net losses to earnings	-	134
Net changes related to cash flow hedges	-	707
Currency translation adjustment	(1,082)	1,456
Other comprehensive earnings (loss), net of income taxes	(1,082)	2,163

Comprehensive earnings (loss)	24,513	(2,299)

Comprehensive earnings (loss) attributable to non-controlling interests	(46)	21

Comprehensive earnings (loss) attributable to SunOpta Inc.	24,559	(2,320)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	March 30, 2019 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at March 30, 2019 and December 29, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	March 30, 2019	December 29, 2018
	$	$

ASSETS
Current assets
Cash and cash equivalents	6,015	3,280
Accounts receivable	120,335	132,131
Inventories (note 6)	329,930	361,957
Prepaid expenses and other current assets	31,456	29,024
Income taxes recoverable	7,096	7,029
Total current assets	494,832	533,421

Property, plant and equipment	163,532	171,032
Operating lease right-of-use assets (note 7)	75,503	-
Goodwill	26,292	27,959
Intangible assets	158,223	160,975
Deferred income taxes	182	182
Other assets	3,162	3,169

Total assets	921,726	896,738

LIABILITIES
Current liabilities
Bank indebtedness (note 8)	223,989	280,334
Accounts payable and accrued liabilities	127,877	155,371
Customer and other deposits	1,543	1,445
Income taxes payable	4,246	2,208
Other current liabilities	437	862
Current portion of long-term debt (note 8)	1,816	1,840
Current portion of operating lease liabilities (note 7)	17,432	-
Current portion of long-term liabilities	4,286	4,286
Total current liabilities	381,626	446,346

Long-term debt (note 8)	228,436	227,023
Operating lease liabilities (note 7)	58,910	-
Long-term liabilities	1,259	2,079
Deferred income taxes	15,476	8,149
Total liabilities	685,707	683,597

Series A Preferred Stock (note 9)	81,597	81,302

EQUITY
SunOpta Inc. shareholders' equity
Common shares, no par value, unlimited shares authorized,
87,575,447 shares issued (December 29, 2018 - 87,423,280)	315,202	314,357
Additional paid-in capital	31,016	31,796
Accumulated deficit	(182,497)	(206,151)
Accumulated other comprehensive loss	(10,757)	(9,667)
	152,964	130,335
Non-controlling interests	1,458	1,504
Total equity	154,422	131,839

Total equity and liabilities	921,726	896,738

Commitments and contingencies (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	March 30, 2019 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended March 30, 2019 and March 31, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2018	87,423	314,357	31,796	(206,151)	(9,667)	1,504	131,839

Employee stock purchase plan	56	148	-	-	-	-	148
Stock incentive plan	96	697	(534)	-	-	-	163
Withholding taxes on stock-based awards	-	-	(83)	-	-	-	(83)
Stock-based compensation	-	-	(163)	-	-	-	(163)
Dividends on Series A Preferred Stock (note 9)	-	-	-	(1,700)	-	-	(1,700)
Accretion on Series A Preferred Stock (note 9)	-	-	-	(295)	-	-	(295)
Net earnings	-	-	-	25,649	-	(54)	25,595
Currency translation adjustment	-	-	-	-	(1,090)	8	(1,082)

Balance at March 30, 2019	87,575	315,202	31,016	(182,497)	(10,757)	1,458	154,422

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 30, 2017	86,757	308,899	28,006	(89,291)	(7,268)	1,575	241,921

Employee stock purchase plan	23	136	-	-	-	-	136
Stock incentive plan	60	540	(527)	-	-	-	13
Stock-based compensation	-	-	2,171	-	-	-	2,171
Dividends on Series A Preferred Stock	-	-	-	(1,700)	-	-	(1,700)
Accretion on Series A Preferred Stock	-	-	-	(267)	-	-	(267)
Net loss	-	-	-	(4,363)	-	(99)	(4,462)
Currency translation adjustment	-	-	-	-	1,336	120	1,456
Cash flow hedges, net of income taxes of $303	-	-	-	-	707	-	707
Cumulative effect of adoption of new revenue accounting standard	-	-	-	254	-	-	254

Balance at March 31, 2018	86,840	309,575	29,650	(95,367)	(5,225)	1,596	240,229

SUNOPTA INC.	8	March 30, 2019 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended March 30, 2019 and March 31, 2018
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended
	March 30, 2019	March 31, 2018
	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings (loss)	25,595	(4,462)
Items not affecting cash:
Depreciation and amortization	8,302	8,141
Amortization of debt issuance costs	655	608
Deferred income taxes	7,327	(1,286)
Stock-based compensation	(163)	2,171
Unrealized loss on derivative contracts (note 5)	112	1,521
Gain on sale of business (note 3)	(45,579)	-
Fair value of contingent consideration (note 10)	-	(2,416)
Impairment of long-lived assets (note 4)	-	339
Other	(62)	1
Changes in non-cash working capital (note 12)	4,801	2,889
Net cash flows from operations	988	7,506

Investing activities
Net proceeds from sale of business (note 3)	64,876	-
Purchases of property, plant and equipment	(7,974)	(6,735)
Proceeds from sale of assets (note 4)	-	700
Net cash flows from investing activities	56,902	(6,035)

Financing activities
Increase (decrease) under line of credit facilities (note 8)	(54,661)	309
Borrowings under long-term debt (note 8)	1,852	-
Repayment of long-term debt (note 8)	(723)	(522)
Payment of cash dividends on Series A Preferred Stock (note 9)	(1,700)	(1,700)
Proceeds from the exercise of stock options and employee share purchases	228	149
Payment of debt issuance costs	(314)	-
Other	221	(40)
Net cash flows from financing activities	(55,097)	(1,804)

Foreign exchange gain (loss) on cash held in a foreign currency	(58)	29

Increase (decrease) in cash and cash equivalents in the period	2,735	(304)

Cash and cash equivalents - beginning of the period	3,280	3,228

Cash and cash equivalents - end of the period	6,015	2,924

Non-cash financing activity
Accrued cash dividends on Series A Preferred Stock (note 9)	(1,700)	(1,700)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1.  Description of Business and Significant Accounting Policies

SunOpta Inc. (the "Company" or "SunOpta") was incorporated under the laws of Canada on November 13, 1973.  The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being.  The Company's two reportable segments, Global Ingredients and Consumer Products, operate in the natural, organic and specialty food sectors and utilize an integrated business model to bring cost-effective and quality products to market.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature.  Operating results for the quarter ended March 30, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 28, 2019 or for any other period.  The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 29, 2018, except as described below under "Recent Accounting Pronouncements - Adoption of New Accounting Standards".  For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31.  Fiscal year 2019 is a 52-week period ending on December 28, 2019, with quarterly periods ending on March 30, June 29 and September 28, 2019.  Fiscal year 2018 was a 52-week period ending on December 29, 2018, with quarterly periods ending on March 31, June 30 and September 29, 2018.

Recent Accounting Pronouncements

Adoption of New Accounting Standard

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases" ("ASC Topic 842"), which amends various aspects of legacy accounting guidance for leases, including the recognition of right-of-use assets and lease liabilities for leases classified as operating leases.  The Company adopted ASC Topic 842 on a modified retrospective basis beginning the first quarter of 2019, and elected the transition option not to apply the new guidance, including disclosure requirements, in comparative reporting periods.  Upon adoption, the Company also elected to apply the practical expedients available under the standard to not reassess its prior conclusions about lease identification, lease classification and initial direct costs.  As a result, the adoption of ASC Topic 842 did not result in any cumulative-effect adjustment to the Company's opening accumulated deficit.  The adoption of the new guidance resulted in the recognition of operating lease right-of-use assets and lease liabilities on the Company's consolidated balance sheet as at March 30, 2019, while the accounting for finance leases remained unchanged.  The new guidance did not have any impact on the consolidated results of operations or cash flows of the Company for the first quarter of 2019.

See note 7 for additional disclosures under ASC Topic 842.

Recently Issued Accounting Standard, Not Adopted as at March 30, 2019

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments", which requires measurement and recognition of expected versus incurred credit losses for most financial assets.  The new guidance is effective for interim and annual periods beginning after December 15, 2019.  The Company is currently assessing the impact that this standard will have on its consolidated financial statements.

SUNOPTA INC.	10	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

2.  Revenue

The Company sources, processes and packages organic and natural food products, including specialty and organic raw commodities and value-added ingredients, and consumer-ready beverage, frozen fruit and fruit snack products.  The Company's customers include retailers, foodservice operators, branded food companies and food manufacturers.

The following table presents a disaggregation of the Company's revenues based on categories used by the Company to evaluate sales performance:

	Quarter ended
	March 30, 2019	March 31, 2018
	$	$
Global Ingredients
Internationally-sourced organic ingredients	105,884	102,267
North American-sourced seeds and grains(1)	22,159	34,064
Total Global Ingredients	128,043	136,331

Consumer Products
Beverage products(2)	88,069	85,250
Frozen fruit products(3)	76,677	77,471
Snack products(4)	12,486	13,600
Total Consumer Products	177,232	176,321

Total revenues	305,275	312,652

(1)      Includes revenues from the specialty and organic soy and corn business prior to the sale of this business in the first quarter of 2019 (see note 3).

(2)      Includes aseptically-packaged products including non-dairy plant-based beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters.

(3)      Includes individually quick frozen ("IQF") fruit for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use.

(4)      Comprises fruit snack offerings, as well as the sale of $2.6 million of flexible resealable pouch and nutrition bar products in the first quarter of 2018. The Company exited the flexible resealable pouch and nutrition bar product lines and operations in the fourth quarter of 2017 but continued to deliver remaining inventories to customers during the first quarter of 2018.

SUNOPTA INC.	11	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

3.  Sale of Soy and Corn Business

On February 22, 2019, the Company's subsidiary, SunOpta Grains and Foods Inc., completed the sale of its specialty and organic soy and corn business to Pipeline Foods, LLC ("Pipeline Foods") for $66.5 million, which is subject to certain post-closing adjustments including the finalization of the closing working capital balance.  The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of the Company's Global Ingredients reportable segment.  The business included five facilities located in Hope, Minnesota, Blooming Prairie, Minnesota, Ellendale, Minnesota, Moorhead, Minnesota, and Cresco, Iowa.  The net proceeds from this transaction were initially used to repay borrowings under the Company's Global Credit Facility (see note 8).

Pending finalization of the post-closing adjustments, the Company recognized the following gain on sale of the soy and corn business, which was recorded in other income for the quarter ended March 30, 2019:

$
Cash consideration	66,500
Transaction and related costs	(1,624)
Net proceeds	64,876

Current assets	22,810
Property, plant and equipment	8,423
Goodwill	1,526
Current liabilities	(13,462)
Net assets sold	19,297

Pre-tax gain on sale	45,579

As the soy and corn business did not qualify for presentation as discontinued operations, operating results for this business prior to February 22, 2019 were reported in continuing operations on the consolidated statements of operations for the current and comparative periods.  For the quarters ended March 30, 2019 and March 31, 2018, the soy and corn business generated revenues of $10.3 million and $21.4 million, respectively.  The soy and corn business reported a loss before income taxes of $0.2 million for the quarter ended March 30, 2019, and earnings before income taxes of $2.3 million for the quarter ended March 31, 2018.  These pre-tax results exclude management fees charged by Corporate Services and do not reflect other cost reduction measures associated with the sale of the soy and corn business that were taken in connection with the Value Creation Plan (see note 4).

4.  Value Creation Plan

Overview

In the fourth quarter of 2016, the Company conducted a thorough review of its operations, management and governance, with the objective of maximizing the Company's ability to deliver long-term value to its shareholders.  As a product of this review, the Company developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness, and process sustainability.  In addition to the sale of the Company's soy and corn business (as described in note 3) and related cost reduction measures, other actions taken under the Value Creation Plan have included the rationalization of certain of the Company's operations and facilities, including the closure of the Company's juice facility in San Bernardino, California, in the fourth quarter of 2016, the exit from flexible resealable pouch and nutrition bar product lines and operations initiated in the fourth quarter of 2017, and the consolidation of roasted snack operations and related disposal of the Company's roasting facility in Wahpeton, North Dakota, in the second quarter of 2018, as well as other cost savings initiatives.  In addition, other actions taken to-date under the Value Creation Plan include investments in certain of the Company's operations and facilities to enhance food safety and quality and to improve production efficiencies, as well as investments in personnel, processes and tools.

SUNOPTA INC.	12	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Costs Incurred Under the Value Creation Plan

The following table summarizes costs incurred under the Value Creation Plan for the quarters ended March 30, 2019 and March 31, 2018:

		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs(a)	costs(b)	labor costs	Total
	$	$	$	$
March 30, 2019
Balance payable, December 29, 2018(1)	477	436	-	913
Costs incurred and charged to expense	256	1,508	94	1,858
Cash payments, net	(381)	(1,374)	(94)	(1,849)
Non-cash adjustments	-	2,102		2,102
Balance payable, March 30, 2019(1)	352	2,672	-	3,024

March 31, 2018
Balance payable (receivable), December 31, 2017	(700)	4,427	-	3,727
Costs incurred and charged to expense	1,650	435	110	2,195
Cash receipts (payments), net	700	(2,883)	(110)	(2,293)
Non-cash adjustments	(339)	-	-	(339)
Balance payable, March 31, 2018	1,311	1,979	-	3,290

(1) Balance payable was included in accounts payable and accrued liabilities on the consolidated balance sheets.

(a) Asset impairments and facility closure costs

For the quarter ended March 30, 2019, costs incurred included costs to dismantle and move equipment from the Company's soy extraction facility in Heuvelton, New York, which was closed in December 2016.  As at March 30, 2019, the balance payable represented the remaining lease obligation (net of sublease rentals) related to the Company's former nutritional bar facility.  The lease and sublease on this facility extend to December 2020.

For the quarter ended March 31, 2018, costs incurred included the remaining lease obligation related to the former nutrition bar facility, and an impairment loss related to the disposal of the Company's roasting facility in Wahpeton, North Dakota.  Net cash receipts reflected proceeds on the sale of nutrition bar equipment.

(b) Employee recruitment, retention and termination costs

For the quarter ended March 30, 2019, costs incurred included severance benefits related to the termination of the Company's former President and Chief Executive Officer ("CEO") in February 2019, and employee terminations from cost rationalizations associated with the sale of the soy and corn business, net of the reversal of $2.1 million of previously recognized stock-based compensation related to forfeited awards of terminated employees.  In addition, costs incurred included recruitment costs related to the Company's CEO transition, and accrued retention bonuses for certain employees who remain employed by the Company through specified retention dates.  As at March 30, 2019, the balance payable included severance benefits for the former CEO (paid in April 2019) and other severance benefits payable to certain employees through salary continuance extending up to 24 months, as well as accrued recruitment and retention costs.

For the quarter ended March 31, 2018, costs incurred represented severance benefits to terminated employees, and cash payments included retention bonuses that were paid out to certain employees.

SUNOPTA INC.	13	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes costs incurred since the inception of the Value Creation Plan to March 30, 2019:

		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Costs incurred and charged to expense	34,908	16,489	21,073	72,470
Cash payments, net	(10,059)	(16,342)	(21,073)	(47,474)
Non-cash adjustments	(24,497)	2,525	-	(21,972)
Balance payable, March 30, 2019	352	2,672	-	3,024

For the quarters ended March 30, 2019 and March 31, 2018, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	Quarter ended
	March 30, 2019	March 31, 2018
	$	$
Cost of goods sold(1)	-	100
Selling, general and administrative expenses(2)	203	313
Other expense(3)	1,655	1,782
	1,858	2,195

(1) For the quarter ended March 31, 2018, inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.

(2) Professional fees and employee retention and recruitment costs recorded in selling general and administrative expenses were allocated to Corporate Services.

(3) For the quarter ended March 30, 2019, employee termination, recruitment and relocation costs, net of the reversal of stock-based compensation, and facility closure costs recorded in other expense were allocated as follows:  Global Ingredients reportable segment - $0.2 million (March 31, 2018 - $0.3 million); Consumer Products operating segment - $0.8 million (March 31, 2018 - $1.3 million); and Corporate Services - $0.7 million (March 31, 2018 - $0.1 million).

SUNOPTA INC.	14	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5.  Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of March 30, 2019 and December 29, 2018:

	March 30, 2019
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures contracts(1)
Unrealized short-term derivative liability	(237)	(237)	-	-
Forward foreign currency contracts(2)
Not designated as hedging instruments	716	-	716	-
Contingent consideration(3)	(4,286)	-	-	(4,286)

	December 29, 2018
	Fair value
	asset (liability )	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Unrealized short-term derivative asset	620	-	620	-
Unrealized long-term derivative asset	7	-	7	-
Unrealized short-term derivative liability	(581)	(94)	(487)	-
Unrealized long-term derivative liability	(17)	-	(17)	-
Forward foreign currency contracts(2)
Not designated as hedging instruments	583	-	583	-
Contingent consideration(3)	(4,286)	-	-	(4,286)
Inventories carried at market(4)	3,239	-	3,239	-

(1) Commodity futures and forward contracts

As at March 30, 2019, outstanding contracts comprise exchange-traded commodity futures for cocoa and coffee.  As at December 29, 2018, outstanding contracts also included exchange-traded commodity futures and forward commodity purchase and sale contracts associated with the Company's sold soy and corn business.  Exchange-traded futures are fair valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1.  Fair value for forward commodity purchase and sale contracts was estimated based on exchange-quoted prices adjusted for differences in local markets and were classified as level 2.

Exchange-traded commodity futures for cocoa and coffee are used as part of the Company's risk management strategy and represent economic hedges to limit risk related to fluctuations in the price of these commodities.  These contracts are not designated as hedges for accounting purposes.  Gains and losses on changes in fair value of these contracts are included in cost of goods sold on the consolidated statement of operations.  For the quarter ended March 30, 2019, the Company recognized a loss of $0.1 million (March 31, 2018 - loss of $1.1 million) related to changes in the fair value of these contracts.  In addition, for the quarter ended March 31, 2018, the Company recognized a loss of $0.4 million related to changes in the fair value of soy and corn futures and forward contracts.  On the consolidated balance sheets, unrealized gains on short-term and long-term contracts are included in other current assets and other assets, respectively, and unrealized losses on short-term and long-term contracts are included in other current liabilities and long-term liabilities, respectively.

SUNOPTA INC.	15	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at March 30, 2019, the Company had net open futures contracts to sell 8,210 metric tons ("MT") of cocoa (December 29, 2018 - 6,730 MT sold) and to purchase 204 MT (December 29, 2018 - 85 MT purchased) of coffee.

(2)  Foreign forward currency contracts

As part of its risk management strategy, the Company enters into forward foreign exchange contracts to reduce its exposure to fluctuations in foreign currency exchange rates.  For any open forward foreign exchange contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded.  These contracts are included in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data.  These contracts typically represent economic hedges that are not designated as hedging instruments; however, certain of these contracts may be designated as cash flow hedges for accounting purposes.

As at March 30, 2019, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €8.2 million ($10.0 million), and to sell British pounds to buy euros with a notional value of £1.8 million (€2.0 million).  In addition, as at March 30, 2019, the Company had open forward foreign exchange contracts to sell U.S. dollars to buy Mexican pesos with a notional value of $12.7 million (M$246.1 million).  As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations.  For the quarter ended March 30, 2019, the Company recognized a gain of $0.6 million (March 31, 2018 - gain of $0.4 million) related to changes in the fair value of these contracts.  Unrealized gains and losses on these contracts are included in accounts receivable and accounts payable, respectively, on the consolidated balance sheets.

As at March 31, 2018, the Company had designated open forward exchange contracts to sell U.S. dollars to buy Mexican pesos as hedging instruments.  As a result, effective portion of the gains and losses on changes in the fair value of those contracts was included in other comprehensive earnings and reclassified to cost of goods sold in the same period the hedged transaction affected earnings.  For the quarter ended March 31, 2018, the Company recognized a net unrealized gain in other comprehensive earnings of $0.8 million related to changes in the fair value of open contracts, and the Company reclassified $0.2 million of realized losses on closed contracts from other comprehensive earnings to cost of goods sold.

(3)  Contingent consideration

The fair value measurement of contingent consideration arising from business acquisitions is determined using unobservable (level 3) inputs.  These inputs include: (i) the estimated amount and timing of the projected cash flows on which the contingency is based; and (ii) the risk-adjusted discount rate used to calculate the present value of those cash flows.  The table below presents a reconciliation of the remaining contingent consideration obligation under an earn-out arrangement with the former unitholders of Citrusource, LLC ("Citrusource"), which was acquired by the Company in March 2015.  This remaining obligation is included in the current portion of long-term liabilities on the consolidated balance sheets as at March 30, 2019 and December 29, 2018.

	Quarter ended
	March 30, 2019	March 31, 2018
	$	$
Balance, beginning of period	(4,286)	(11,320)
Fair value adjustments(1)	-	2,416
Balance, end of period	(4,286)	(8,904)

(1) For the quarter ended March 31, 2018, included an adjustment of $2.5 million to reduce the final contingent consideration obligation payable in 2019 based on the results of Citrusource in fiscal 2018.  The parties are in the process of determining the final payment amount under the terms of the Unit Purchase Agreement.

SUNOPTA INC.	16	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(4)  Inventories carried at market

As at December 29, 2018, inventories carried at market represented inventories of commodity soy and corn associated with the Company's sold soy and corn business. The fair value of these inventories was determined using quoted market prices from the Chicago Board of Trade, as adjusted for differences in local markets, and broker or dealer quotes, and classified as level 2.  Gains and losses on these inventories were included in cost of goods sold on the consolidated statements of operations.  Inventories carried at market were included in inventories on the consolidated balance sheet as at December 29, 2018.

6.  Inventories

	March 30, 2019	December 29, 2018
	$	$
Raw materials and work-in-process	269,298	278,038
Finished goods	67,984	83,225
Company-owned grain	-	10,155
Inventory reserves	(7,352)	(9,461)
	329,930	361,957

The sale of the soy and corn business accounted for $2.3 million of the decline in finished goods inventories and all of the decline in company-owned grain inventories.

7.  Leases

The Company has operating leases for manufacturing plants, warehouses, offices, machinery and equipment, and farmland.  The Company subleases the farmland to third-party growers under operating leases.  The Company's operating leases have remaining noncancelable lease terms of less than one year to approximately 15 years, and typically require monthly rental payments that may be adjusted annually to give effect to inflation.  Real estate operating leases typically include options to extend the leases for up to 10 years.  Machinery and equipment operating leases typically include purchase options for the fair market value of the underlying asset at the end of the lease term.  Certain other leases for machinery and equipment include nominal purchase options at the end of the lease term that are reasonably certain of being exercised.  These leases are classified as finance leases and have remaining lease terms of less than one year to approximately four years.

The following tables present supplemental information related to leases recognized in the consolidated financial statements:

Quarter ended
March 30, 2019
$
Lease Costs
Operating lease cost	5,203
Finance lease cost
Depreciation of right-of-use assets	297
Interest on lease liabilities	36
Sublease income	(120)
Net lease cost	5,416

SUNOPTA INC.	17	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

March 30, 2019
$
Balance Sheet Classification
Operating leases
Operating lease right-of-use assets	75,503

Current portion of operating lease liabilities	17,432
Operating lease liabilities	58,910
Total operating lease liabilities	76,342

Finance leases
Property, plant and equipment, gross	9,923
Accumulated depreciation	(4,840)
Property, plant and equipment, net	5,083

Current portion of long-term debt	1,262
Long-term debt	1,933
Total finance lease liabilities	3,195

Quarter ended
March 30, 2019
$
Cash Flow Information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	5,378
Operating cash flows from finance leases	36
Financing cash flows from finance leases	392

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	-
Finance Leases	-

March 30, 2019
Other Information
Weighted-average remaining lease term (years)
Operating leases	5.6
Finance leases	2.0

Weighted-average discount rate(1)
Operating leases	8.9%
Finance leases	4.2%

(1)    In determining the present value of lease payments, the Company uses the implicit rate in the lease when that rate is readily determinable, which is the case for most of the Company's machinery and equipment leases.  In all other cases, including real estate leases, the Company uses its incremental borrowing rate.  The Company applied the incremental borrowing rate as at December 30, 2018 (the first day of fiscal 2019) to leases that commenced prior to that date.  Discount rates are determined on a lease-by-lease basis.

SUNOPTA INC.	18	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
Remainder of 2019	13,822	1,107
2020	17,346	715
2021	14,436	715
2022	12,611	715
2023	8,389	179
Thereafter	47,852	-
Total lease payments	114,456	3,431
Less: imputed interest	(38,114)	(236)
Total lease liabilities	76,342	3,195

As at March 30, 2019, the Company had commitments for approximately $15 million of right-of-use assets for which the leases had not commenced.

8.  Bank Indebtedness and Long-Term Debt

	March 30, 2019	December 29, 2018
	$	$
Bank indebtedness:
Global Credit Facility(1)	220,190	276,776
Bulgarian credit facility	3,799	3,558
	223,989	280,334

Long-term debt:
Senior Secured Second Lien Notes, net of unamortized debt issuance costs
of $6,141 (December 29, 2018 - $6,472)(2)	217,357	217,026
Asset-backed term loan	4,771	3,103
Finance lease liabilities (see note 7)	3,195	3,706
Other	4,929	5,028
	230,252	228,863
Less: current portion	1,816	1,840
	228,436	227,023

(1) Global Credit Facility

On February 11, 2016, the Company entered into a five-year credit agreement for a senior secured asset-based revolving credit facility with a syndicate of banks in the maximum aggregate principal amount of $350.0 million, subject to borrowing base capacity (the "Global Credit Facility"). The Global Credit Facility is used to support the working capital and general corporate needs of the Company's global operations, in addition to funding future strategic initiatives.  The Global Credit Facility also includes borrowing capacity available for letters of credit and provides for borrowings on same-day notice, including in the form of swingline loans.  Subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, the Company may request to increase the total lending commitments under the Global Credit Facility to a maximum aggregate principal amount not to exceed $450.0 million.  Outstanding principal amounts under the Global Credit Facility are repayable in full on the maturity date of February 10, 2021.

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

SUNOPTA INC.	19	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

On September 19, 2017, the Company entered into an amendment to the Global Credit Facility to add a $15.0 million U.S.  asset-based credit subfacility (the "U.S. Subfacility").  On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility by $5.0 million.  The entire $20.0 million available for borrowing under the U.S. Subfacility was fully drawn as of March 30, 2019.  Commencing on March 31, 2019, quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility.  Borrowings repaid under the U.S. Subfacility may not be borrowed again.  Borrowings under the U.S. Subfacility bear interest based on various reference rates plus a margin of 3.50%.  The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers' acceptance rate borrowings.

As at March 30, 2019, the weighted-average interest rate on all borrowings under the Global Credit Facility was 3.74%.

Obligations under the Global Credit Facility are guaranteed by substantially all of the Company's subsidiaries and, subject to certain exceptions, such obligations are secured by first priority liens on substantially all of the assets of the Company.

The Global Credit Facility contains a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability to create liens on assets; sell assets and enter into sale and leaseback transactions; pay dividends, prepay junior lien and unsecured indebtedness and make other restricted payments; incur additional indebtedness and make guarantees; make investments, loans or advances, including acquisitions; and engage in mergers or consolidations.  The foregoing covenants are subject to certain threshold amounts and exceptions as set forth in the credit agreement.

(2) Senior Secured Second Lien Notes

On October 20, 2016, the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods") issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the "Notes").  As at March 30, 2019, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017.  Debt issuance costs are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes.  Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum.  The Notes will mature on October 9, 2022.  Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

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

The Notes are secured by second-priority liens on substantially all of the assets that secure the credit facilities provided under the Global Credit Facility, subject to certain exceptions and permitted liens.  The Notes are senior secured obligations and rank equally in right of payment with SunOpta Foods' existing and future senior debt and senior in right of payment to any future subordinated debt. The Notes are effectively subordinated to debt under the Global Credit Facility and any future indebtedness secured on a first priority basis.  The Notes are initially guaranteed on a senior secured second-priority basis by the Company and each of its subsidiaries (other than SunOpta Foods) that guarantees indebtedness under the Global Credit Facility, subject to certain exceptions.

The Notes are subject to covenants that, among other things, limit the Company's ability to (i) incur additional debt or issue preferred stock; (ii) pay dividends and make certain types of investments and other restricted payments; (iii) create liens; (iv) enter into transactions with affiliates; (v) sell assets; and (vi) create restrictions on the ability of restricted subsidiaries to pay dividends, make loans or advances or transfer assets to the Company, SunOpta Foods or any guarantor of the Notes.  The foregoing covenants are subject to certain threshold amounts and exceptions as set forth in the indenture governing the Notes.  In addition, the indenture provides for customary events of default (subject in certain cases to customary grace and cure periods), which include nonpayment, breach of covenants in the indenture, certain payment defaults or acceleration of other indebtedness, a failure to pay certain judgments and certain events of bankruptcy and insolvency.  If an event of default occurs and is continuing, the trustee or holders of at least 25% in principal amount of the outstanding Notes may declare the principal of and accrued and unpaid interest on, if any, all the Notes to be due and payable.

SUNOPTA INC.	20	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at March 30, 2019, the estimated fair value of the outstanding Notes was approximately $240 million, based on quoted prices of the most recent over-the-counter transactions (level 2).

9.   Series A Preferred Stock

On October 7, 2016, the Company and SunOpta Foods entered into a subscription agreement (the "Subscription Agreement") with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the "Investors").  Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Series A Preferred Stock (the "Preferred Stock") to the Investors for consideration in the amount of $85.0 million.  In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Preferred Stock.  At any time on or after October 7, 2021, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time.  The carrying value of the Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to accumulated deficit over the period preceding October 7, 2021.

In connection with the Subscription Agreement, the Company agreed to, among other things (i) ensure SunOpta Foods has sufficient funds to pay its obligations under the terms of the Preferred Stock and (ii) grant each holder of Preferred Stock (the "Holder") the right to exchange the Preferred Stock for shares of common stock of the Company (the "Common Shares").  The Preferred Stock is non-participating with the Common Shares in dividends and undistributed earnings of the Company.

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share.  Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025 and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance).  Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference.  After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance.  The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods.  For each of the quarters ended March 30, 2019 and March 31, 2018, SunOpta Foods paid cash dividends on the Preferred Stock of $1.7 million.  As at March 30, 2019, SunOpta Foods had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the Company's consolidated balance sheet.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the "Exchange Price" and such quotient, the "Exchange Rate").  As at March 30, 2019, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares.  The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances).  SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on October 7, 2016 remain outstanding, or (ii) on or after October 7, 2019, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price.

SUNOPTA INC.	21	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In connection with the Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 (the "Special Voting Shares") to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions.  Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time.  As at March 30, 2019, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.5% voting interest in the Company.  The Special Voting Shares are not transferable, and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors.  The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the "Board") and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis.  For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on October 7, 2016, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company, and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

10.  Other Expense (Income), Net

The components of other expense (income) were as follows:

	Quarter ended
	March 30, 2019	March 31, 2018
	$	$
Gain on sale of soy and corn business (see note 3)	(45,579)	-
Employee termination and recruitment costs(1)	1,399	232
Product withdrawal and recall costs(2)	260	323
Facility closure costs(3)	256	1,550
Decrease in fair value of contingent consideration (see note 5(3))	-	(2,416)
Other	152	(91)
	(43,512)	(402)

(1) Employee termination and recruitment costs

For the quarter ended March 30, 2019, expenses represent severance benefits of $2.9 million for employees terminated in connection with the Value Creation Plan, including the Company's former CEO, net of the reversal of $2.1 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to those employees.  In addition, expenses include recruitment costs related to the Company's CEO transition.

For the quarter ended March 31, 2018, the expense represents severance benefits incurred in connection with the Value Creation Plan.

(2) Product withdrawal and recall costs

For the quarters ended March 30, 2019 and March 31, 2018, expenses represent product withdrawal and recall costs that were not eligible for reimbursement under the Company's insurance policies or exceeded the limits of those policies, including certain costs related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company during the second quarter of 2016.

SUNOPTA INC.	22	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(3) Facility closure costs

For the quarter ended March 30, 2019, expenses include costs to dismantle and move equipment from the Company's former soy extraction facility located in Heuvelton, New York, which was subsequently sold in April 2019.

For the quarter ended March 31, 2018, expenses include the recognition of the remaining lease obligation related to the Company's former nutrition bar facility, and an impairment loss and closure costs related to the disposal of the Company's roasting facility in Wahpeton, North Dakota.

11.  Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended
	March 30, 2019	March 31, 2018
Numerator for basic earnings (loss) per share:
Earnings (loss) attributable to SunOpta Inc.	$25,649	$(4,363)
Less: dividends and accretion on Series A Preferred Stock	(1,995)	(1,967)
Earnings (loss) attributable to common shareholders	$23,654	$(6,330)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	87,475	86,810

Basic earnings (loss) per share	$0.27	$(0.07)

Numerator for diluted earnings (loss) per share:
Earnings (loss) attributable to SunOpta Inc.	$25,649	$(4,363)
Less: dividends and accretion on Series A Preferred Stock(1)	-	(1,967)
Earnings (loss) attributable to common shareholders	$25,649	$(6,330)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	87,475	86,810
Dilutive effect of the following:
Series A Preferred Stock(1)	11,333	-
Stock options and restricted stock units(2)	191	-
Diluted weighted-average number of shares outstanding	98,999	86,810

Diluted earnings (loss) per share	$0.26	$(0.07)

(1)   For the quarter ended March 30, 2019, it was more dilutive to assume the Preferred Stock was converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was adjusted to include 11,333,333 Common Shares issuable on an if-converted basis.

(2) For the quarter ended March 31, 2018, stock options and restricted stock units to purchase or receive 657,946 Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.  In addition, for the quarters ended March 30, 2019 and March 31, 2018, options to purchase 2,566,321 and 1,984,184 Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price.

SUNOPTA INC.	23	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

12.  Supplemental Cash Flow Information

	Quarter ended
	March 30, 2019	March 31, 2018
	$	$
Changes in non-cash working capital:
Accounts receivable	4,211	(12,359)
Inventories	15,647	18,302
Income tax recoverable/payable	1,971	3,341
Prepaid expenses and other current assets	(4,621)	(5,376)
Accounts payable and accrued liabilities	(12,507)	381
Customer and other deposits	100	(1,400)
	4,801	2,889

13.  Commitments and Contingencies

Product Recall

On November 20, 2017, Treehouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois titled Treehouse Foods, Inc. et al. v. SunOpta Grains and Food, Inc.  The Company was served with the Summons and Complaint on January 24, 2018.  After the Company removed the case to the United States District Court for the Northern District of Illinois, the plaintiffs filed an Amended Complaint on April 23, 2018 and a second Amended Complaint on October 12, 2018.  The plaintiffs allege economic damages resulting from the Company's 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for listeria monocytogenes contamination.  The plaintiffs brought claims for breach of contract, express and implied warranties and product guarantees, negligence, strict liability, negligent misrepresentation, and indemnity seeking $16.2 million in damages.  There are no allegations of personal injury.  On March 29, 2019, the court dismissed the plaintiffs' claims for negligence, strict liability, negligent misrepresentation, and common law indemnity.  The Company is vigorously defending itself against the remaining contract and warranty-based claims.  The Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

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

SUNOPTA INC.	24	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

14.  Segmented Information

The composition of the Company's reportable segments is as follows:

  Global Ingredients aggregates the Company's North American-based sunflower and roasted snack operations and international organic ingredients operations.  Global Ingredients included the operations of the specialty and organic soy and corn business that was sold in first quarter of 2019 (see note 3).
  Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptically-packaged products including non-dairy plant-based beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks is focused on fruit snack offerings and included the ending contribution from the exited flexible resealable pouch and nutrition bar product lines in the first quarter of 2018.

In addition, Corporate Services provides a variety of management, financial, information technology, treasury and administration services to each of the Company's operating segments from the Company's headquarters in Mississauga, Ontario and administrative office in Edina, Minnesota.

When reviewing the operating results of the Company's operating segments, management uses segment revenues from external customers and segment operating income/loss to assess performance and allocate resources.  Segment operating income/loss excludes other income/expense items.  In addition, interest expense and income taxes are not allocated to the operating segments.

	Quarter ended
	March 30, 2019
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	128,043	177,232	305,275
Segment operating income (loss)	4,723	(1,338)	3,385
Corporate Services			(3,065)
Other income, net (see note 10)			43,512
Interest expense, net			(8,739)
Earnings before income taxes			35,093

	Quarter ended
	March 31, 2018
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	136,331	176,321	312,652
Segment operating income	3,102	3,316	6,418
Corporate Services			(4,755)
Other income, net (see note 10)			402
Interest expense, net			(8,220)
Loss before income taxes			(6,155)

SUNOPTA INC.	25	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

15.  Subsequent Events

Acquisition of Sanmark B.V.

On April 1, 2019, the Company acquired 100% of the outstanding shares of Sanmark B.V. ("Sanmark") for $3.4 million, which was financed through existing credit facilities.  Sanmark is a sourcing and trading business focused on organic oils for the food, pharmacy, and cosmetic industries. Sanmark sources raw materials globally and generates most of its sales into the European and Asia-Pacific markets.  The results of operations of Sanmark will be included in the Company's consolidated financial statements from the date of acquisition and will be included in the international organic ingredients operations within Global Ingredients.

Stock-Based Compensation

Chief Executive Officer

On April 1, 2019, Joseph Ennen was appointed CEO of the Company. In connection with his appointment, the Company granted Mr. Ennen options to purchase 960,061 Common Shares, 297,619 restricted stock units (“RSUs”) and 1,785,714 performance stock units (“PSUs”). The stock options vest on April 1, 2022, subject to Mr. Ennen continued employment during the vesting period, and expire on April 1, 2029. Each vested stock option will entitle Mr. Ennen to purchase one Common Share at an exercise price of $3.36, which was equal to the closing price of the Common Shares on April 1, 2019. The RSUs vest in three equal annual installments beginning on April 1, 2020, and each vested RSU will entitle Mr. Ennen to receive one Common Share of the Company.

The vesting of 892,857 of the PSUs granted is subject to the Company achieving annual adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds during fiscal years 2019 through 2022, as follows: 297,619 PSUs will vest upon the Company achieving annual adjusted EBITDA of $80 million, another 297,619 will vest upon the Company achieving annual adjusted EBITDA of $110 million, and the final 297,619 will vest upon the Company achieving annual adjusted EBITDA of $140 million, and subject to Mr. Ennen continued employment with the Company through the end of the fiscal year the adjusted EBITDA performance condition is achieved.  The vesting of the other 892,857 PSUs that were granted is subject to the Common Shares achieving certain volume-weighted average trading prices during a performance period commencing on April 1, 2019 and ending on December 31, 2022, as follows: 297,619 PSUs will vest upon achieving a trading price of $5.00 per share, another 297,619 will vest upon achieving a trading price of $9.00 per share, and the final 297,619 will vest upon achieving a trading price of $14.00 per share, in each case for 20 consecutive trading days, and subject to Mr. Ennen's continued employment with the Company through the date the stock price performance condition is achieved.  Each vested PSU will entitle Mr. Ennen to receive one Common Share without payment of additional consideration.

The grant-date fair values of the RSUs and PSUs subject to the adjusted EBITDA performance condition were estimated to be $3.36 based on the closing price of Common Shares on the date of grant.  A grant-date fair value of $1.68 was estimated for the stock options using the Black-Scholes option pricing model, and a weighted-average grant-date fair value of $1.77 was estimated for the PSUs subject to the stock price performance condition using a Monte Carlo valuation model.  The following table summarizes the inputs to the Black-Scholes option-pricing and Monte Carlo valuation models:

	Stock Options	PSUs
Grant-date stock price	$3.36	$3.36
Exercise price	$3.36	NA
Dividend yield	0%	0%
Expected volatility(1)	47.87%	55.68%
Risk-free interest rate(2)	2.36%	2.30%
Expected life (in years)(3)	6.50	1.82

(1) Determined based on the historical volatility of the Common Shares over the expected life of the stock options and performance period of the PSUs.

SUNOPTA INC.	26	March 30, 2019 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2019 and March 31, 2018

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2) Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the stock options and performance period of the PSUs.

(3) Determined based on the mid-point of vesting (three years) and expiration (ten years) for the stock options and the derived service period for the PSUs.

The aggregate grant-date fair value of the stock options, RSUs and PSUs awarded to Mr. Ennen was determined to be $7.2 million, which will be recognized on a straight-line basis over the vesting period for the stock options and RSUs and the derived service period for the PSUs.  Each reporting period, the number of PSUs subject to the adjusted EBITDA performance condition that are expected to vest will be redetermined and the grant-date fair value of the redetermined number of those PSUs will be amortized over the remaining service period less amounts previously recognized.

Short-Term Incentive Plan

On April 12, 2019, the Company granted 2,222,570 PSUs to certain employees of the Company under its Short-Term Incentive Plan.  The vesting of the PSUs is subject to the Company achieving a predetermined measure of adjusted EBITDA for fiscal 2019, and subject to each employee's continued employment with the Company through the first anniversary of the grant date.  The grant-date fair value of the PSUs was estimated to be $3.40 based on the closing price of the Common Shares on the date of grant.  The aggregate grant-date fair value of the PSUs of $7.6 million will be initially recognized on a straight-line basis over the requisite one-year service period.  Each reporting period, the number of PSUs that are expected to vest will be redetermined and the grant-date fair value of the redetermined number of PSUs will be amortized over the remaining service period less amounts previously recognized.

SUNOPTA INC.	27	March 30, 2019 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended March 30, 2019 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2018 ("Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 8, 2019.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as "anticipate," "estimate," "target," "intend," "project," "potential," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "may," "predict," "budget," "forecast,", or other similar expressions concerning matters that are not historical facts, or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect. These factors are more fully described in the "Risk Factors" section at Item 1A of the Form 10-K and Item 1A of Part II of this report.

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

Overview

SunOpta is a global company focused on sourcing organic and non-genetically modified ("non-GMO") ingredients, and manufacturing healthy food and beverage products. Our global sourcing platform makes us one of the leading suppliers of organic and non-GMO raw materials and ingredients in the food industry. Our consumer products portfolio utilizes internally and externally sourced raw materials and ingredients to manufacture healthy food and beverage products for supply to retail, foodservice and branded food customers. We operate our business in the following reportable segments:

  Global Ingredients aggregates the Company’s North American-based sunflower and roasted snack operations and international organic ingredients operations. Global Ingredients included the operations of the specialty and organic soy and corn business that was sold in first quarter of 2019 (as described below under the heading "Sale of Soy and Corn Business").
SUNOPTA INC.	28	March 30, 2019 10-Q

  Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptically-packaged products including non-dairy plant-based beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes individually quick frozen ("IQF") fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks is focused on fruit snack offerings and included the ending contribution from the exited flexible resealable pouch and nutrition bar product lines in the first quarter of 2018.

Sale of Soy and Corn Business

On February 22, 2019, our subsidiary, SunOpta Grains and Foods Inc., completed the sale of our specialty and organic soy and corn business to Pipeline Foods, LLC ("Pipeline Foods") for $66.5 million, subject to certain post-closing adjustments. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of the Global Ingredients reportable segment. The net proceeds from this transaction of approximately $65 million were initially used to repay borrowings and increase availability under our Global Credit Facility (as described below under the heading "Liquidity and Capital Resources"). Over time, we intend to redeploy this capital to further enhance our consumer products and international organic ingredients operations.

The results of operations of the soy and corn business for the quarters ended March 30, 2019 and March 31, 2018 are summarized in the table below. These results exclude management fees charged by Corporate Services.

		Quarter ended
	March 30,	March 31,
	2019	2018
	$	$
Revenues	10,346	21,399
Gross profit	192	2,658
Segment operating income (loss)	(187)	2,275
Earnings (loss) before income taxes	(187)	2,292

The sale of the soy and corn business simplified our operations, enabling other overhead cost reduction measures to be taken in the first quarter of 2019 that extended beyond the employees and expenses that transferred to Pipeline Foods. Taking into consideration the contribution from the soy and corn business, as well as the other associated costs and expenses that were rationalized, the following table presents a reconciliation of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") in connection with this transaction from earnings/loss before income taxes of the soy and corn business, which we consider in this case to be the most directly comparable U.S. GAAP financial measure.

		Quarter ended
	March 30,	March 31,
	2019	2018
	$	$
Earnings (loss) before income taxes of soy and corn business	(187)	2,292
Depreciation	129	213
Interest income	-	(15)
Other expense	-	(2)
Less rationalized costs and expenses	(169)	(995)
Adjusted EBITDA	(227)	1,493

Adjusted EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations. See footnote (3) to the "Consolidated Results of Operations for the Quarters Ended March 30, 2019 and March 31, 2018" table below for a discussion on the use of this non-GAAP measure.

For more information regarding the sale of the soy and corn business, see note 3 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	29	March 30, 2019 10-Q

Value Creation Plan

In the fourth quarter of 2016, we conducted a thorough review of our operations, management and governance, with the objective of maximizing our ability to deliver long-term value to our shareholders. As a product of this review, we developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness, and process sustainability.

In addition to the sale of our soy and corn business and related cost rationalizations (as described above), other actions taken under the Value Creation Plan have included the rationalization of certain of our operations and facilities, including the closure of our juice facility in San Bernardino, California, in the fourth quarter of 2016, the exit from flexible resealable pouch and nutrition bar product lines and operations initiated in the fourth quarter of 2017, and the consolidation of roasted snack operations and related disposal of our roasting facility in Wahpeton, North Dakota, in the second quarter of 2018, as well as other cost savings initiatives. Other actions taken to-date under the Value Creation Plan include investments in certain of our operations and facilities to enhance food safety and quality and to improve production efficiencies, as well as investments in personnel, processes and tools.

For the quarters ended March 30, 2019 and March 31, 2018, costs incurred and charged to expense in connection with the Value Creation Plan were recorded in the consolidated statement of operations as follows:

		Quarter ended
	March 30,	March 31,
	2019	2018
	$	$
Cost of goods sold(1)	-	100
Selling, general and administrative expenses(2)	203	313
Other expense(3)	1,655	1,782
	1,858	2,195

(1)	For the quarter ended March 31, 2018, inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to Consumer Products.
(2)	Professional fees and employee retention and recruitment costs recorded in selling general and administrative expenses ("SG&A") were allocated to Corporate Services.
(3)

For the quarter ended March 30, 2019, employee termination, recruitment and relocation costs, net of the reversal of stock-based compensation, and facility closure costs recorded in other expense were allocated as follows: Global Ingredients – $0.2 million (March 31, 2018 – $0.3 million); Consumer Products – $0.8 million (March 31, 2018 – $1.3 million); and Corporate Services – $0.7 million (March 31, 2018 – $0.1 million).

We intend to continue to make the necessary strategic business decisions and structural investments that we believe will deliver sustained profitable growth and deliver long-term value. Consequently, significant additional costs and expenses could arise in future periods if we determine to initiate further actions under the framework of the Value Creation Plan.

For more information regarding the Value Creation Plan, see note 4 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	30	March 30, 2019 10-Q

Consolidated Results of Operations for the Quarters Ended March 30, 2019 and March 31, 2018

	March 30,	March 31,
For the quarter ended	2019	2018	Change	Change
	$	$	$	%
Revenues
Global Ingredients	128,043	136,331	(8,288)	-6.1%
Consumer Products	177,232	176,321	911	0.5%
Total revenues	305,275	312,652	(7,377)	-2.4%

Gross profit
Global Ingredients	12,872	14,635	(1,763)	-12.0%
Consumer Products	15,334	19,049	(3,715)	-19.5%
Total gross profit	28,206	33,684	(5,478)	-16.3%

Segment operating income (loss)(1)
Global Ingredients	4,723	3,102	1,621	52.3%
Consumer Products	(1,338)	3,316	(4,654)	-140.3%
Corporate Services	(3,065)	(4,755)	1,690	35.5%
Total segment operating income	320	1,663	(1,343)	-80.8%

Other income, net	(43,512)	(402)	(43,110)	-10723.9%

Earnings before the following	43,832	2,065	41,767	2022.6%
Interest expense, net	8,739	8,220	519	6.3%
Provision for (recovery of) income taxes	9,498	(1,693)	11,191	661.0%
Net earnings (loss)(2),(3)	25,595	(4,462)	30,057	673.6%
Loss attributable to non-controlling interests	(54)	(99)	45	45.5%
Earnings (loss) attributable to SunOpta Inc.	25,649	(4,363)	30,012	687.9%
Dividends and accretion on Series A Preferred Stock	(1,995)	(1,967)	(28)	-1.4%

Earnings (loss) attributable to common shareholders(4)	23,654	(6,330)	29,984	473.7%

(1)

When assessing the financial performance of our operating segments, we use an internal measure of operating income that excludes other income/expense items and goodwill impairments determined in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). This measure is the basis on which management, including the Chief Executive Officer, assesses the underlying performance of our operating segments.

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

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
March 30, 2019
Segment operating income (loss)	4,723	(1,338)	(3,065)	320
Other income (expense), net	44,995	(761)	(722)	43,512
Earnings (loss) before the following	49,718	(2,099)	(3,787)	43,832

March 31, 2018
Segment operating income (loss)	3,102	3,316	(4,755)	1,663
Other income (expense), net	(615)	1,143	(126)	402
Earnings (loss) before the following	2,487	4,459	(4,881)	2,065

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

SUNOPTA INC.	31	March 30, 2019 10-Q

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

The following table presents a reconciliation of adjusted earnings/loss from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, in recognition of the sale of the soy and corn business (as described above under the heading "Sale of Soy and Corn Business"), and our exit from flexible resealable pouch and nutrition bar product lines and operations (as described above under the heading "Value Creation Plan"), we have prepared this table in a columnar format to present the effect of the disposal of these operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we have disposed and the effect of those operations on our financial performance.

		Excluding
	disposed operations		Disposed operations			Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the quarter ended	$	$	$	$	$	$
March 30, 2019
Net earnings (loss)	(7,201)		32,796		25,595
Add: loss attributable to non-controlling interests	54		-		54
Less: dividends and accretion of Series A Preferred Stock	(1,995)		-		(1,995)
Earnings (loss) attributable to common shareholders	(9,142)	(0.10)	32,796	0.33	23,654	0.26

Adjusted for:
Gain on sale of soy and corn business	-		(45,579)		(45,579)
Costs related to the Value Creation Plan(a)	1,858		-		1,858
Product withdrawal and recall costs(b)	260		-		260
Contract manufacturer transition costs(c)	88		-		88
Other(d)	152		-		152
Net income tax effect(e)	(826)		12,489		11,663
Adjusted loss	(7,610)	(0.09)	(294)	-	(7,904)	(0.09)

March 31, 2018
Net loss	(4,420)		(42)		(4,462)
Add: loss attributable to non-controlling interests	99		-		99
Less: dividends and accretion of Series A Preferred Stock	(1,967)		-		(1,967)
Loss attributable to common shareholders	(6,288)	(0.07)	(42)	-	(6,330)	(0.07)

Adjusted for:
Fair value adjustment on contingent consideration(f)	(2,500)		-		(2,500)
Costs related to Value Creation Plan(g)	984		1,211		2,195
Product withdrawal and recall costs(b)	323		-		323
Other(h)	(7)		-		(7)
Net income tax effect(d)	221		(315)		(94)
Adjusted loss	(7,267)	(0.08)	854	0.01	(6,413)	(0.07)

(a)

Reflects professional fees and employee retention costs of $0.2 million recorded in SG&A expenses; and employee termination costs of $2.9 million, recruitment costs of $0.6 million, and facility closure costs of $0.3 million, net of the reversal of $2.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees, all recorded in other expense.

(b)

Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, which were recorded in other expense.

(c)	Reflects costs to transition certain production activities to a new contract manufacturer, which were recorded in cost of goods sold.
(d)	Other included insurance deductibles, which were recorded in other expense.
(e)

Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 27% for the quarter ended March 30, 2019 (March 31, 2018 – 26%) on adjusted earnings/loss before tax.

(f)

Reflects a fair value adjustment of $2.5 million to reduce the contingent consideration obligation related to a prior business acquisition, based on the results for the business in fiscal 2018, which was recorded in other income.

(g)

Reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; and consulting fees, and employee recruitment and relocation costs of $0.3 million recorded in SG&A expenses; and asset impairment, lease obligation and employee termination costs of $1.8 million recorded in other expense.

SUNOPTA INC.	32	March 30, 2019 10-Q

(h)	Other included the accretion of contingent consideration obligations and gain/loss on the sale of assets, which were recorded in other expense/income.

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

(3)

We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors’ understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation and asset impairment charges, as well as other unusual items that affect the comparability of operating performance. We also use this measure to review and assess our progress under the Value Creation Plan, and to assess operating performance in connection with our employee incentive programs. In addition, we are subject to certain restrictions on incurring additional indebtedness based on availability and metrics that include in their calculation a measure of EBITDA. We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)). The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of the disposals of the soy and corn business, and flexible resealable pouch and nutrition bar operations on our consolidated results for the periods presented. We believe this presentation assists investors in assessing the results of the operations we have disposed and the effect of those operations on our financial performance.

	Excluding
	disposed operations	Disposed operations	Consolidated
For the quarter ended	$	$	$
March 30, 2019
Net earnings (loss)	(7,201)	32,796	25,595
Provision for (recovery of) income taxes	(2,879)	12,377	9,498
Interest expense, net	8,739	-	8,739
Other expense (income), net	2,067	(45,579)	(43,512)
Total segment operating income (loss)	726	(406)	320
Depreciation and amortization	8,173	129	8,302
Stock-based compensation(a)	1,939	-	1,939
Costs related to Value Creation Plan(b)	203	-	203
Contract manufacturer transition costs(c)	88	-	88
Adjusted EBITDA	11,129	(277)	10,852

March 31, 2018
Net loss	(4,420)	(42)	(4,462)
Provision for (recovery of) income taxes	(1,702)	9	(1,693)
Interest expense (income), net	8,235	(15)	8,220
Other expense (income), net	(1,611)	1,209	(402)
Total segment operating income	502	1,161	1,663
Depreciation and amortization	7,928	213	8,141
Stock-based compensation	2,171	-	2,171
Costs related to Value Creation Plan(b)	413	-	413
Adjusted EBITDA	11,014	1,374	12,388

(a)

For the first quarter of 2019, stock-based compensation of $1.9 million was recorded in SG&A expenses, and the reversal of $2.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(b)

For the first quarter of 2019, reflects professional fees and employee retention costs of $0.2 million recorded in SG&A expenses. For the first quarter of 2018, reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; and consulting fees, and employee recruitment and relocation costs of $0.3 million recorded in SG&A expenses.

(c)	Reflects costs to transition certain production activities to a new contract manufacturer, which were recorded in cost of goods sold.

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

SUNOPTA INC.	33	March 30, 2019 10-Q

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

Revenues for the quarter ended March 30, 2019 decreased by 2.4% to $305.3 million from $312.7 million for the quarter ended March 31, 2018. Excluding the impact on revenues of the sale of the soy and corn business and exit from flexible resealable pouch and nutrition bar product lines (a decrease in revenues of $13.7 million), changes in commodity-related pricing (a decrease in revenues of $4.8 million) and foreign exchange rates (a decrease in revenues of $4.6 million), and a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $2.3 million), revenues increased by 6.2% in the first quarter of 2019, compared with the first quarter of 2018. The increase in revenues on an adjusted basis reflected higher volumes of internationally-sourced organic ingredients in both Europe and the U.S., and of aseptic beverage and fruit snack products. In addition, sales of frozen fruit were higher on increased distribution volumes, despite shortfalls in meeting certain customer demand due to weather-related supply issues out of central Mexico. These increases were offset by reduced demand for fruit ingredients from yogurt producers and food service customers, and lower volumes of sunflower inshell and kernel.

Gross profit decreased $5.5 million, or 16.3%, to $28.2 million for the quarter ended March 30, 2019, compared with $33.7 million for the quarter ended March 31, 2018. As a percentage of revenues, gross profit for the quarter ended March 30, 2019 was 9.2% compared to 10.8% for the quarter ended March 31, 2018, a decrease of 1.6% . Excluding the gross profit impact of the sale of the soy and corn business and exit from flexible resealable pouch and nutrition bar product lines, as well as costs of $0.1 million to transition certain production activities to a new contract manufacturer in the first quarter of 2019 and the write-down of $0.1 million of flexible resealable pouch and nutrition bar inventories in the first quarter of 2018, the gross profit percentage for the first quarter of 2019 would have been approximately 9.5%, compared with 10.7% for the first quarter of 2018.

Global Ingredients accounted for $1.8 million of the decrease in gross profit, driven primarily by the sale of the soy and corn business, offset by higher sales volumes of organic ingredients. Excluding the impact of the sale of the soy and corn business, the gross profit percentage for Global Ingredients would have been 10.8% and 10.4% in the first quarters of 2019 and 2018, respectively, which reflected an improved margin profile within our international organic ingredients operations driven by a favorable cocoa hedging result, partially offset by reduced pricing spreads and manufacturing inefficiencies for certain organic ingredients and a modest decline in the domestic sunflower gross margin. In the first quarter of 2019, we recognized a gain of $1.3 million on futures contacts used to manage our exposure to changes in cocoa prices on our physical organic cocoa position, compared with a loss of $2.8 million in the first quarter of 2018.

Consumer Products accounted for $3.7 million of the decrease in gross profit, reflecting the impact of the weather-related delay to the fruit season in central Mexico. The delay resulted in commodity price inflation due to a short supply of frozen fruit from Mexico, unfavorable production variances due to lower yields related to crop quality issues, rework of bulk inventories, substitution of higher-cost U.S.-grown product, and lower plant utilization at our Mexican frozen fruit facility. The negative impact to gross profit from the weather-related delay was estimated to be $1.6 million in the first quarter of 2019. In addition, the quarter-over-quarter decrease in gross profit reflected lower volumes and plant utilization for fruit ingredients due to reduced demand. These factors were partially offset by the favorable impact within the Healthy Beverage and Snacks platforms of improved plant utilization due to higher production volumes to meet sales demand, and productivity-driven cost savings.

Total segment operating income for the quarter ended March 30, 2019 decreased by $1.4 million, or 80.8%, to $0.3 million, compared with total segment operating income of $1.7 million for the quarter ended March 31, 2018. The decrease in segment operating income reflected lower overall gross profit, as described above, partially offset by a $2.0 million decrease in SG&A expenses and a favorable quarter-over-quarter foreign exchange impact of $2.1 million (including a $1.1 million favorable result related to forward currency contracts within our international organic ingredients operations). The decrease in SG&A expenses reflected the sale of the soy and corn business and rationalized overhead, lower employee-related benefit costs, professional fees, and other cost reduction measures. Excluding the operating results of the soy and corn business and flexible resealable pouch and nutrition bar operations, as well as SG&A costs incurred and expensed related to the Value Creation Plan and other items identified above affecting gross profit, segment operating income would have been $1.0 million for the first quarter of 2019, compared with $0.9 million for the first quarter of 2018.

SUNOPTA INC.	34	March 30, 2019 10-Q

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information".

Other income for the quarter ended March 30, 2019 of $43.5 million reflected the pre-tax gain on sale of the soy and corn business of $45.6 million and the reversal of $2.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees. These other income amounts were offset mainly by employee termination and recruitment costs of $3.5 million, associated with the sale of the soy and corn business and Value Creation Plan, including costs related to our CEO transition in the first quarter of 2019. Other income for the quarter ended March 31, 2018 of $0.4 million reflected a $2.5 million reduction to the remaining contingent consideration obligation that arose from a prior business acquisition, which was offset by facility lease and asset impairment charges of $1.6 million related to the closure of our former nutrition bar facility and sale of our former roasted snack facility, and employee termination costs of $0.2 million associated with the Value Creation Plan.

Interest expense increased by $0.5 million to $8.7 million for the quarter ended March 30, 2019, compared with $8.2 million for the quarter ended March 31, 2018. Interest expense included the amortization of debt issuance costs of $0.7 million and $0.6 million in the first quarters of 2019 and 2018, respectively. The quarter-over-quarter increase in interest expense primarily reflected higher borrowings under our line of credit facilities to fund increased working capital requirements. In late February 2019, we used the net proceeds from the sale of the soy and corn business to initially repay outstanding borrowings under these facilities by approximately $65 million.

We recognized a provision of income tax of $9.5 million for the quarter ended March 30, 2019, compared with a recovery of income taxes of $1.7 million for the quarter ended March 31, 2018. The effective tax rate was 27.1% for the first quarter of 2019, compared with 27.5% for the first quarter of 2018.

On a consolidated basis, we realized earnings attributable to common shareholders of $23.7 million (diluted earnings per share of $0.26) for the quarter ended March 30, 2019, compared with a loss attributable to common shareholders of $6.3 million (diluted loss per share of $0.07) for the quarter ended March 31, 2018.

For the quarter ended March 30, 2019, adjusted loss was $7.9 million, or $0.09 per diluted share, on a consolidated basis, compared with adjusted loss of $6.4 million, or $0.07 per diluted share, on a consolidated basis for the quarter ended March 31, 2018. Excluding the results of the disposed soy and corn, flexible resealable pouch and nutrition bar operations, adjusted loss was $7.6 million, or $0.09 per diluted share, for the quarter ended March 30, 2019, compared with adjusted loss of $7.3 million, or $0.08 per diluted share, for the quarter ended March 31, 2018. Adjusted EBITDA for the quarter ended March 30, 2019 was $10.9 million on a consolidated basis, compared with $12.4 million on a consolidated basis for the quarter ended March 31, 2018. Excluding disposed operations, adjusted EBITDA for the quarter ended March 30, 2019 was $11.1 million, compared with $11.0 million for the quarter ended March 31, 2018. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients
For the quarter ended	March 30, 2019	March 31, 2018	Change	% Change

Revenues	$128,043	$136,331	$(8,288)	-6.1%
Gross profit	12,872	14,635	(1,763)	-12.0%
Gross profit %	10.1%	10.7%		-0.6%

Operating income	$4,723	$3,102	$1,621	52.3%
Operating income %	3.7%	2.3%		1.4%

Global Ingredients contributed $128.0 million in revenues for the quarter ended March 30, 2019, compared to $136.3 million for the quarter ended March 31, 2018, a decrease of $8.3 million, or 6.1% . Excluding the impact on revenues of the sale of the soy and corn business (a decrease in revenues of $11.1 million) and commodity-related pricing and foreign exchange rate movements (a decrease in revenues of $8.4 million), Global Ingredients revenues increased approximately 9.7% . The table below explains the decrease in reported revenues:

SUNOPTA INC.	35	March 30, 2019 10-Q

Global Ingredients Revenue Changes
Revenues for the quarter ended March 31, 2018	$136,331
Impact of the sale of the soy and corn business	(11,053)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar period-over-period	(4,556)
Decreased commodity pricing for internationally-sourced organic ingredients	(4,271)
Lower volumes of sunflower inshell and kernel, partially offset by higher roasted snack and ingredient volumes and retail birdfeed volumes	(1,244)
Increased trading volumes of internationally-sourced organic ingredients including fruits and vegetables, oils, coffee and cocoa, offset by lower volumes of nuts, seeds and sugars, with overall volumes of organic ingredients higher in both Europe and the U.S. period-over-period	12,444
Increased commodity pricing for sunflower	392
Revenues for the quarter ended March 30, 2019	$128,043

Gross profit in Global Ingredients decreased by $1.8 million to $12.9 million for the quarter ended March 30, 2019 compared to $14.6 million for the quarter ended March 31, 2018, and the gross profit percentage decreased by 0.6% to 10.1% . Excluding the impact on gross profit of the sale of the soy and corn business, the gross profit percentage would have been 10.8% and 10.4% in the first quarters of 2019 and 2018, respectively. The increase in gross profit percentage excluding the soy and corn business reflected an improved margin profile within our international organic ingredients operations driven by a favorable cocoa hedging result, partially offset by reduced pricing spreads on other organic ingredients due to market conditions and higher carrying costs, and manufacturing inefficiencies within our international organic ingredients and domestic sunflower and roasting operations. The table below explains the decrease in gross profit:

SUNOPTA INC.	36	March 30, 2019 10-Q

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended March 31, 2018	$14,635
Impact of the sale of the soy and corn business	(2,466)
Increased spending and lower utilization related to the recently commissioned second cocoa processing line within our international organic ingredients operations, and lower yields for organic sunflower oil and sesame seed production due to the quality of the raw material inputs	(462)
Lower sales and production volumes for sunflower inshell and kernel, and underutilization of the recently commissioned roasting line due to a shortfall in new business	(292)
Decrease in foreign exchange gains on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations	(215)
Favorable cocoa commodity hedging result and increased trading volumes within our international organic ingredients operations, offset by lower pricing spreads and higher carrying costs for certain organic ingredients, including animal feed, sugars, fruits and vegetables, grains and seeds	1,672
Gross profit for the quarter ended March 30, 2019	$12,872

Operating income in Global Ingredients increased by $1.6 million, or 52.3%, to $4.7 million for the quarter ended March 30, 2019, compared to $3.1 million for the quarter ended March 31, 2018. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended March 31, 2018	$3,102
Decrease in foreign exchange losses within our international organic ingredient operations, which included a $1.1 million reduction in marked-to-market losses related to forward currency contracts	2,195
Decrease in corporate cost allocations due to the sale of the soy and corn business	1,174
Higher employee-related compensation costs within our international organic ingredients operations, mostly offset by favorable foreign exchange impact on euro- denominated SG&A expenses and SG&A reductions from the sale of the soy and corn business	15
Decrease in gross profit, as explained above	(1,763)
Operating income for the quarter ended March 30, 2019	$4,723

SUNOPTA INC.	37	March 30, 2019 10-Q

Looking forward, we believe Global Ingredients is well positioned in the growing organic food and non-GMO categories. Having completed the sale of our soy and corn business, which formed part of Global Ingredients, we intend to focus our efforts on growing our international organic sourcing and supply capabilities and leveraging these capabilities internally with forward and backward integration where opportunities exist. On April 1, 2019, we acquired Sanmark B.V. ("Sanmark"), which we believe has synergies with, and provides the opportunity to expand our global organic oils portfolio. The Sanmark acquisition is expected to contribute annualized revenues of approximately $10 million and EBITDA of approximately $1 million. In addition, we plan to open a new organic avocado oil facility located in Ethiopia during the second half of 2019. However, we also anticipate market pressures in certain categories of organic ingredients that may negatively impact margin profiles, and we expect that a lack of supply of quality raw materials may negatively impact production within our international sunflower oil and sesame seed processing operations. Within our domestic sunflower business, we expect global competition on price and supply to remain strong, which may continue to negatively impact the margin profile of this business. In addition, underutilization of the new roasting line is expected to continue throughout 2019 as we pursue new business opportunities. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our ingredient expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under "Forward-Looking Statements".

Consumer Products
For the quarter ended	March 30, 2019	March 31, 2018	Change	% Change

Revenues	$177,232	$176,321	$911	0.5%
Gross profit	15,334	19,049	(3,715)	-19.5%
Gross profit %	8.7%	10.8%		-2.1%

Operating income (loss)	$(1,338)	$3,316	$(4,654)	-140.3%
Operating income (loss) %	-0.8%	1.9%		-2.7%

Consumer Products contributed $177.2 million in revenues for the quarter ended March 30, 2019, compared to $176.3 million for the quarter ended March 31, 2018, a $0.9 million, or 0.5% increase. Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $2.6 million), a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $2.3 million) and changes in raw fruit commodity-related pricing (a decrease in revenues of $1.0 million), Consumer Products revenues increased approximately 3.9% . The table below explains the increase in reported revenues:

Consumer Products Revenue Changes
Revenues for the quarter ended March 31, 2018	$176,321
Higher sales of aseptic plant-based beverages and expanded distribution of everyday broth offerings, partially offset by lower revenues due the change to a co-manufacturing agreement with a customer, and lower volumes of premium juice products due to the temporary loss of distribution in certain regions (since regained)	2,819
Higher volumes of fruit snack products due in part to increased customer promotions	1,490
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(2,604)
Reduced volumes of fruit ingredients due to lower demand for yogurt bases and fruit toppings, impact of weather-related crop shortages from central Mexico on ability to meet certain customer demand for frozen fruit, and impact of strategic pricing reductions taken in 2018 on frozen fruit to gain distribution volumes, offset by increased distribution volumes for frozen fruit	(794)
Revenues for the quarter ended March 30, 2019	$177,232

Gross profit in Consumer Products decreased by $3.7 million to $15.3 million for the quarter ended March 30, 2019 compared to $19.0 million for the quarter ended March 31, 2018, and the gross profit percentage decreased by 2.1% to 8.7% . The decrease in the gross profit percentage primarily reflected the impact of higher commodity pricing for frozen fruit due to crop shortages from central Mexico, together with unfavorable production variances due to lower yields and higher costs related to crop quality issues, rework of bulk inventories, and substitution of higher-cost U.S.-grown product, and lower plant utilization at our Mexican frozen fruit facility. The impact to gross profit from the weather-related delay was estimated to be $1.6 million in the first quarter of 2019, or approximately a negative 1% impact on the gross profit percentage. In addition, the decrease in the gross profit percentage reflected the impact of lower sales pricing for frozen fruit, and lower sales and production volumes for fruit ingredients resulting in unfavorable plant utilization. These factors were partially offset by strong production volumes and productivity-driven cost savings within the Healthy Beverage and Healthy Snacks platforms. The table below explains the decrease in gross profit:

SUNOPTA INC.	38	March 30, 2019 10-Q

Consumer Products Gross Profit Changes
Gross profit for the quarter ended March 31, 2018	$19,049
Impact of short supply of frozen fruit from central Mexico on commodity pricing due to supply-driven price inflation, in addition to lower yields and higher production costs, and lower plant utilization in Mexico, together with lower sales pricing for frozen fruit and lower volumes and plant utilization for fruit ingredients	(4,720)
Higher sales volumes, plant utilization and productivity improvements for aseptic beverage and fruit snack products, partially offset by lower volumes of premium juice products	935
Impact of the exit from flexible resealable pouch and nutrition bars product lines	70
Gross profit for the quarter ended March 30, 2019	$15,334

Operating income in Consumer Products decreased by $4.7 million to an operating loss of $1.3 million for the quarter ended March 30, 2019, compared to operating income of $3.3 million for the quarter ended March 31, 2018. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended March 31, 2018	$3,316
Decrease in gross profit, as explained above	(3,715)
Increase in corporate cost allocations due to the centralization of transactional and other support functions for the Healthy Fruit platform and realignment of Corporate Services resources as a result of the sale of the soy and corn business	(2,053)
Headcount reductions within the Healthy Fruit platform due to the centralization of transactional and other support functions, as well as other SG&A expense reductions	1,114
Operating loss for the quarter ended March 30, 2019	$(1,338)

Looking forward we believe Consumer Products remains well-positioned in markets with long-term growth potential. We currently expect revenues and gross profit from the Healthy Beverage and Healthy Snacks platforms in 2019 to outperform the prior year. However, weather conditions in Mexico and California are expected to negatively impact the quantity and quality of available raw fruit, as well put upward pressure on field pricing. These factors could continue to have a negative impact on the revenues and margin profile of our frozen fruit business in 2019, to the extent we are unable to procure enough quality fruit to meet customer demand or are unable to fully recover the increased commodity costs through higher sales pricing to customers. In addition, changing consumer preferences in the yogurt category are expected to continue to negatively impact our fruit ingredients business. We continue to focus our efforts on (i) leveraging our sales and marketing resources to create greater channel specific focus on retail and foodservice to increase opportunities to diversify our portfolio and drive incremental sales volume; (ii) continuing to invest in our facilities to enhance quality, safety, capacity, and manufacturing efficiency to drive both incremental sales and cost reduction, including a significant investment in our Allentown, Pennsylvania, aseptic beverage facility to expand capacity and production capabilities, which is expected to come online in the third quarter of 2019, and investments in automation and supply chain efficiencies in our frozen fruit operations, which are expected to be phased in over the next two crop seasons; (iii) executing procurement and supply chain cost reduction initiatives focused on leveraging our buying power and creating increased network efficiency in our planning and logistics efforts; and (iv) leveraging our innovation capabilities to bring new value-added packaged products and processes to market and to increase our capacity utilization across Consumer Products. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including unfavorable shifts in consumer preferences, increased competition, reduced availability of raw material supply, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under "Forward-Looking Statements".

SUNOPTA INC.	39	March 30, 2019 10-Q

Corporate Services
For the quarter ended	March 30, 2019	March 31, 2018	Change	% Change

Operating loss	$(3,065)	$(4,755)	$1,690	35.5%

Operating loss at Corporate Services decreased by $1.7 million to $3.1 million for the quarter ended March 30, 2019, compared to a loss of $4.8 million for the quarter ended March 31, 2018. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended March 31, 2018	$(4,755)
Increase in corporate cost allocations to SunOpta operating segments	879
Lower employee-related benefit costs and professional fees, and cost reduction measures associated with the Value Creation Plan, partially offset by the incremental expense associated with headcount additions during fiscal 2018	811
Operating loss for the quarter ended March 30, 2019	$(3,065)

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

On February 11, 2016, we entered a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity (the "Global Credit Facility"). The Global Credit Facility supports the working capital and general corporate needs of our global operations, in addition to funding strategic initiatives. Subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, we may request to increase the total lending commitments under this facility to a maximum aggregate principal amount not to exceed $450 million. The applicable margin in the Global Credit Facility ranges from 1.25% to 1.75% for loans bearing interest based on LIBOR and from 0.25% to 0.75% for loans bearing interest based on the prime rate and, in each case, is set quarterly based on average borrowing availability for the preceding fiscal quarter.

SUNOPTA INC.	40	March 30, 2019 10-Q

On September 19, 2017, the Global Credit Facility was amended to add an additional $15 million U.S. asset-based credit subfacility (the "U.S. Subfacility"). On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility by $5 million. The entire $20 million available for borrowing under the U.S. Subfacility was fully drawn as of October 22, 2018. Commencing on March 31, 2019, quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility. Borrowings repaid under the U.S. Subfacility may not be borrowed again. The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers’ acceptance rate borrowings.

As at March 30, 2019, we had outstanding borrowings of $220.2 million (December 29, 2018 – $276.8 million) and available borrowing capacity of approximately $82 million (December 29, 2018 – $55 million) under the Global Credit Facility, which reflected the initial application of the net proceeds from the sale of the soy and corn business. For more information on the Global Credit Facility, see note 8(1) to the unaudited consolidated financial statements included in this report.

On October 20, 2016, our subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the "Notes"). As at March 30, 2019, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017. For more information on the Notes, see note 8(2) to the unaudited consolidated financial statements included in this report.

On October 7, 2016, SunOpta Foods issued 85,000 shares of Series A Preferred Stock (the "Preferred Stock") for consideration in the amount of $85.0 million. The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025 and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. For each of the quarters ended March 30, 2019 and March 31, 2018, SunOpta Foods paid cash dividends on the Preferred Stock of $1.7 million. As at March 30, 2019, SunOpta Foods had accrued unpaid dividends of $1.7 million. For more information on the Preferred Stock, see note 9 to the unaudited consolidated financial statements included in this report.

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

Cash Flows

First Quarter of 2019 Compared to First Quarter of 2018

Net cash and cash equivalents increased $2.7 million in the first quarter of 2019 to $6.0 million as at March 30, 2019, compared with $3.3 million at December 29, 2018.

Cash provided by operating activities was $1.0 million in the first quarter of 2019, compared with $7.5 million in the first quarter of 2018, a decrease in cash provided of $6.5 million, reflecting the receipt of income tax refunds in the first quarter of 2018, and lower quarter-over-quarter operating results including the sale of the soy and corn business.

Excluding net proceeds from the sale of the soy and corn business of $64.9 million, cash used in investing activities was $8.0 million in the first quarter of 2019, compared with $6.0 million in the first quarter of 2018, an increase in cash used of $2.0 million. This increase reflected higher capital expenditures in the first quarter of 2019, mainly related to the expansion of our aseptic beverage capacity, the addition of new automation at our frozen fruit and cocoa processing facilities, and construction of our new organic avocado oil facility.

SUNOPTA INC.	41	March 30, 2019 10-Q

Cash used in financing activities was $55.1 million in the first quarter of 2019, compared with cash used of $1.8 million in the first quarter of 2018, an increase in cash used of $53.3 million. The increase in cash used mainly reflected the initial application of the net proceeds from the sale of the soy and corn business to repay borrowings under our line of credit facilities.

Subsequent to the first quarter, on April 1, 2019, we paid cash consideration of $3.4 million to acquire Sanmark, an organic oils sourcing and trading business.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since December 29, 2018.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes. Except as described below, there have been no material changes to the critical accounting estimates disclosed under the heading "Critical Accounting Estimates" in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations", of the Form 10-K.

Leases

As described in note 1 to the unaudited financial statements included in this report, we adopted ASC Topic 842, "Leases", on a modified retrospective basis beginning the first quarter of 2019. Adoption of this standard had a significant impact on our consolidated balance sheet as at March 30, 2019 due to the recognition of operating lease right-of-use assets and lease liabilities; however, the standard did not have any impact on our consolidated results of operations or cash flows for the quarter ended March 30, 2019, or on our accounting for finance leases. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized and measured based on the present value of future lease payments over the lease term. In measuring lease assets and liabilities, critical estimates and assumptions include the amount and timing of the future lease payments based on the expected lease term, and the discount rate to apply to those future lease payments. In determining the expected lease term, we consider the initial noncancelable period of the lease, together with periods covered by renewal options that we are reasonably certain to exercise. Typically, most of our real estate leases and certain of our equipment leases include options to extend the leases, with exercise of these options being at our sole discretion. The evaluation of whether the exercise of a renewal option is reasonably certain is a matter of judgment based on a number of factors, including the length of the initial lease period, the nature of the underlying asset and importance of the asset to our operations, the addition of significant leasehold improvements, and the availability of alternative replacement assets, as well as consideration of business, market and economic factors that may impact our assessment of the useful life of the underlying asset. Generally, we use the initial noncancelable lease term when determining the lease asset and liability. If there are significant events or changes in circumstances that cause us to reassess whether we are reasonably certain or not to exercise an option to extend a lease, we will remeasure the lease asset and liability using revised estimates of the discount rate and remaining lease term as at the reassessment date. The discount rate used to determine the present value of the future lease payments is the implicit rate in the lease if readily determinable. When that rate is not readily determinable, we use our incremental borrowing rate, which is the estimated rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We determine our incremental borrowing rate based on the location of each leased asset, using relevant interest rate yield curves and credit spreads derived from available market data and our corporate credit rating.

SUNOPTA INC.	42	March 30, 2019 10-Q

See note 7 to the unaudited consolidated financial statements for disclosures related to leases.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk", of the Form 10-K. There have been no material changes to our exposures to market risks since December 29, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 30, 2019.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended March 30, 2019. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	43	March 30, 2019 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see note 13 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 29, 2018. There have been no material changes to the previously-reported risk factors as of the date of this quarterly report. Our previously reported risk factors should be carefully reviewed in connection with an evaluation of our Company.

Item 6. Exhibits

The following exhibits are included as part of this report.

10.1†	Letter Agreement and Final Release, effective March 5, 2019, between SunOpta Inc. and David Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2019).

10.2†*	Separation Agreement and Full and Final Release, dated March 15, 2019, by and between SunOpta Inc. and John Ruelle.

10.3†	Employment Agreement, effective March 29, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2019).

10.4†	Restricted Stock Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2019).

10.5†	Stock Option Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2019).

10.6†	Performance Share Unit Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 2, 2019).

10.7†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 19, 2019).

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

SUNOPTA INC.	44	March 30, 2019 10-Q

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates management contract or compensatory plan or arrangement.
*	Filed herewith.

SUNOPTA INC.	45	March 30, 2019 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 8, 2019	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	46	March 30, 2019 10-Q