Form 10-Q
period 2019-06-29
SunOpta Inc.
filed 2019-08-08
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to_______________ .

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

Yes [X]                                  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of the registrant’s common shares outstanding as of August 2, 2019 was 87,940,787.

SUNOPTA INC.
FORM 10-Q
For the Quarterly Period Ended June 29, 2019

TABLE OF CONTENTS

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company," "SunOpta," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars ("C$"), euros ("€") and Mexican pesos ("M$"). As at June 29, 2019, the closing rates of exchange for the Canadian dollar, euro and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7641, €1.1375 and M$0.0522. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; our ability to rationalize certain expenses and redeploy capital to enhance our focus on growing our consumer products and international organic ingredients operations following the sale of our soy and corn business; our intention to implement business strategies and operational actions, and make structural investments under the Value Creation Plan, and the associated timing and costs of these actions; expected synergies, opportunities, revenues and earnings related to business acquisitions; expectations regarding throughput from our organic cocoa operations and timing related to the opening of our organic avocado oil facility; our intention to expand our plant-based extraction capabilities and related project timing; the impact of the strawberry freezer crop shortfall on revenues and margins in the last half of 2019 and first half of 2020, including our expectations regarding raw fruit availability, field pricing, production efficiencies and rework costs, and our ability to realize higher sales pricing with customers; our ability to drive incremental sales and cost reductions through automation and supply chain efficiencies in our frozen fruit operations, and our expectations related to the phased timing of these initiatives; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; other expectations related to our businesses, including operational growth and expansion plans, plans to reduce costs and improve profitability, intent and ability to bring new products and processes to market through innovation, and the exploration of the sale of selected businesses or assets; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	3	June 29, 2019 10-Q

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

•	failure or inability to implement our value creation strategies to achieve anticipated benefits;

•	conflicts of interest between our significant investors and our other stakeholders;

•	disruptions to our business caused by shareholder activism;

•	product liability suits, recalls and threatened market withdrawals that may arise or be brought against us;

•	food safety concerns and instances of food-borne illnesses that could harm our business;

•	litigation and regulatory enforcement concerning marketing and labeling of food products;

•	significant food and health regulations to which we are subject;

•	ability to obtain additional capital as required to maintain current growth rates;

•	the potential for impairment charges for goodwill or other intangible assets;

•	the highly competitive industry in which we operate;

•	that our customers may choose not to buy products from us;

•	the potential loss of one or more key customers;

•	changes and difficulty in predicting consumer preferences for natural and organic food products;

•	our ability to effectively manage our supply chain;

•	volatility in the prices of raw materials, freight and energy;

•	the availability of organic and non-genetically modified ingredients;

•	unfavorable growing and operating conditions due to adverse weather conditions;

•	an interruption at one or more of our manufacturing facilities;

•	technology failures that could disrupt our operations and negatively impact our business;

•	the potential for data breaches and the need to comply with data privacy and protection laws and regulations;

•	the loss of service of our key management;

SUNOPTA INC.	4	June 29, 2019 10-Q

•	labor shortages or increased labor costs;

•	technological innovation by our competitors;

•	ability to protect our intellectual property and proprietary rights;

•	changes in laws or regulations governing foreign trade or taxation;

•	agricultural policies that influence our operations;

•	substantial environmental regulation and policies to which we are subject;

•	changes in laws or regulations governing climate change;

•	the enactment of new climate change laws;

•	fluctuations in exchange rates, interest rates and the prices of certain commodities;

•	exposure to our international operations;

•	increased vulnerability to economic downturns and adverse industry conditions due to our level of indebtedness;

•	restrictions under the terms of our debt and equity instruments on how we may operate our business;

•	our ability to renew our revolving asset-based credit facility (the "Global Credit Facility") when it becomes due on February 10, 2021;

•	our ability to meet the financial covenants under the Global Credit Facility or to obtain necessary waivers from our lenders;

•	our ability to effectively manage our growth and integrate acquired companies;

•	our ability to achieve the estimated benefits or synergies to be realized from business acquisitions;

•	exposure to unknown liabilities arising from business acquisitions;

•	unexpected disruptions in our business, including disruptions resulting from business acquisitions;

•	our ability to successfully consummate possible future divestitures of businesses;

•	the volatility of our operating results and share price;

•	that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;

•	dilution in the value of our common shares through the exchange of convertible preferred stock, exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities; and

•	impact of the publication of industry analyst research or reports about our business on the value of our common shares.

SUNOPTA INC.	5	June 29, 2019 10-Q

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

SUNOPTA INC.	6	June 29, 2019 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

			Quarter ended				Two quarters ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
		$		$		$	$
Revenues	293,004		319,308		598,279		631,960

Cost of goods sold	265,677		284,962		542,746		563,930

Gross profit	27,327		34,346		55,533		68,030

Selling, general and administrative expenses	27,262		26,948		53,510		55,236
Intangible asset amortization	2,692		2,768		5,434		5,539
Other expense (income), net (note 12)	445		583		(43,067)		181
Foreign exchange loss (gain)	(90)		(11)		(1,194)		951

Earnings (loss) before the following	(2,982)		4,058		40,850		6,123

Interest expense, net	8,254		8,474		16,993		16,694

Earnings (loss) before income taxes	(11,236)		(4,416)		23,857		(10,571)

Provision for (recovery of) income taxes	(2,324)		(1,290)		7,174		(2,983)

Net earnings (loss)	(8,912)		(3,126)		16,683		(7,588)

Earnings (loss) attributable to non-controlling interests	143		48		89		(51)

Earnings (loss) attributable to SunOpta Inc.	(9,055)		(3,174)		16,594		(7,537)

Dividends and accretion on Series A Preferred Stock (note 10)	(2,001)		(1,974)		(3,996)		(3,941)

Earnings (loss) attributable to common shareholders	(11,056)		(5,148)		12,598		(11,478)

Earnings (loss) per share (note 13)
Basic	(0.13)		(0.06)		0.14		(0.13)
Diluted	(0.13)		(0.06)		0.14		(0.13)

Weighted-average common shares outstanding ( 000 s) (note 13)
Basic	87,683		86,968		87,579		86,889
Diluted	87,683		86,968		87,743		86,889

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	June 29, 2019 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

			Quarter ended				Two quarters ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
		$		$		$	$

Net earnings (loss)	(8,912)		(3,126)		16,683		(7,588)

Other comprehensive earnings (loss), net of income taxes
Changes related to cash flow hedges (note 6)
Unrealized gains (losses), net	—		(189)		—		384
Reclassification of gains to earnings	—		(238)		—		(104)
Net changes related to cash flow hedges	—		(427)		—		280
Currency translation adjustment	243		(2,653)		(839)		(1,197)
Other comprehensive earnings (loss), net of income taxes	243		(3,080)		(839)		(917)

Comprehensive earnings (loss)	(8,669)		(6,206)		15,844		(8,505)

Comprehensive earnings attributable to non-controlling interests	137		66		91		87

Comprehensive earnings (loss) attributable to SunOpta Inc.	(8,806)		(6,272)		15,753		(8,592)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	June 29, 2019 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at June 29, 2019 and December 29, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	June 29, 2019	December 29, 2018
	$	$

ASSETS
Current assets
Cash and cash equivalents	2,530	3,280
Accounts receivable	121,084	132,131
Inventories (note 7)	377,377	361,957
Prepaid expenses and other current assets	34,224	29,024
Income taxes recoverable	7,558	7,029
Total current assets	542,773	533,421

Property, plant and equipment	168,433	171,032
Operating lease right-of-use assets (note 8)	72,788	—
Goodwill	28,488	27,959
Intangible assets	155,492	160,975
Deferred income taxes	183	182
Other assets	3,536	3,169

Total assets	971,693	896,738

LIABILITIES
Current liabilities
Bank indebtedness (note 9)	268,510	280,334
Accounts payable and accrued liabilities	148,248	155,371
Customer and other deposits	719	1,445
Income taxes payable	1,889	2,208
Other current liabilities	309	862
Current portion of long-term debt (note 9)	1,524	1,840
Current portion of operating lease liabilities (note 8)	17,402	—
Current portion of long-term liabilities	4,286	4,286
Total current liabilities	442,887	446,346

Long-term debt (note 9)	228,494	227,023
Operating lease liabilities (note 8)	56,111	—
Long-term liabilities	2,192	2,079
Deferred income taxes	13,121	8,149
Total liabilities	742,805	683,597

Series A Preferred Stock (note 10)	81,898	81,302

EQUITY
SunOpta Inc. shareholders’ equity
Common shares, no par value, unlimited shares authorized,
87,856,514 shares issued (December 29, 2018 - 87,423,280)	317,735	314,357
Additional paid-in capital	31,518	31,796
Accumulated deficit	(193,553)	(206,151)
Accumulated other comprehensive loss	(10,508)	(9,667)
	145,192	130,335
Non-controlling interests	1,798	1,504
Total equity	146,990	131,839

Total equity and liabilities	971,693	896,738

Commitments and contingencies (note 15)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	June 29, 2019 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

								Accumulated
				Additional				other com-		Non-
				paid-in		Accumulated		prehensive		controlling
	Common shares			capital		deficit		loss		interests		Total
	000s		$		$		$		$		$	$

Balance at March 30, 2019	87,575	315,202		31,016		(182,497)		(10,757)		1,458		154,422
Employee stock purchase plan	40	137		—		—		—		—		137
Stock incentive plan	242	2,396		(2,197)		—		—		—		199
Withholding taxes on stock-based awards	—	—		(299)		—		—		—		(299)
Stock-based compensation	—	—		2,998		—		—		—		2,998
Dividends on Series A Preferred Stock (note 10)	—	—		—		(1,700)		—		—		(1,700)
Accretion on Series A Preferred Stock (note 10)	—	—		—		(301)		—		—		(301)
Net loss	—	—		—		(9,055)		—		143		(8,912)
Currency translation adjustment	—	—		—		—		249		(6)		243
Capital contribution to majority-owned
subsidiary	—	—		—		—		—		203		203

Balance at June 29, 2019	87,857	317,735		31,518		(193,553)		(10,508)		1,798		146,990

								Accumulated
				Additional				other com-		Non-
				paid-in		Accumulated		prehensive		controlling
	Common shares			capital		deficit		loss		interests		Total
	000s		$		$		$		$		$	$
Balance at March 31, 2018	86,840	309,575		29,650		(95,367)		(5,225)		1,596		240,229
Employee stock purchase plan	25	172		—		—		—		—		172
Stock incentive plan	279	2,773		(2,281)		—		—		—		492
Withholding taxes on stock-based awards	—	—		(573)		—		—		—		(573)
Stock-based compensation	—	—		2,104		—		—		—		2,104
Dividends on Series A Preferred Stock	—	—		—		(1,700)		—		—		(1,700)
Accretion on Series A Preferred Stock	—	—		—		(274)		—		—		(274)
Net loss	—	—		—		(3,174)		—		48		(3,126)
Currency translation adjustment	—	—		—		—		(2,671)		18		(2,653)
Cash flow hedges, net of income taxes
of $183	—	—		—		—		(427)		—		(427)

Balance at June 30, 2018	87,144	312,520		28,900		(100,515)		(8,323)		1,662		234,244

SUNOPTA INC.	10	June 29, 2019 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity (continued)
As at and for the two quarters ended and June 29, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

								Accumulated
				Additional				other com-		Non-
				paid-in		Accumulated		prehensive		controlling
	Common shares			capital		deficit		loss		interests		Total
	000s		$		$		$		$		$	$

Balance at December 29, 2018	87,423	314,357		31,796		(206,151)		(9,667)		1,504		131,839
Employee stock purchase plan	96	285		—		—		—		—		285
Stock incentive plan	338	3,093		(2,731)		—		—		—		362
Withholding taxes on stock-based awards	—	—		(382)		—		—		—		(382)
Stock-based compensation	—	—		2,835		—		—		—		2,835
Dividends on Series A Preferred Stock (note 10)	—	—		—		(3,400)		—		—		(3,400)
Accretion on Series A Preferred Stock (note 10)	—	—		—		(596)		—		—		(596)
Net earnings	—	—		—		16,594		—		89		16,683
Currency translation adjustment	—	—		—		—		(841)		2		(839)
Capital contribution to majority-owned
subsidiary	—	—		—		—		—		203		203

Balance at June 29, 2019	87,857	317,735		31,518		(193,553)		(10,508)		1,798		146,990

								Accumulated
				Additional				other com-		Non-
				paid-in		Accumulated		prehensive		controlling
	Common shares			capital		deficit		loss		interests		Total
	000s		$		$		$		$		$	$

Balance at December 30, 2017	86,757	308,899		28,006		(89,291)		(7,268)		1,575		241,921
Employee stock purchase plan	48	308		—		—		—		—		308
Stock incentive plan	339	3,313		(2,808)		—		—		—		505
Withholding taxes on stock-based awards	—	—		(573)		—		—		—		(573)
Stock-based compensation	—	—		4,275		—		—		—		4,275
Dividends on Series A Preferred Stock	—	—		—		(3,400)		—		—		(3,400)
Accretion on Series A Preferred Stock	—	—		—		(541)		—		—		(541)
Net loss	—	—		—		(7,537)		—		(51)		(7,588)
Currency translation adjustment	—	—		—		—		(1,335)		138		(1,197)
Cash flow hedges, net of income taxes
of $120	—	—		—		—		280		—		280
Cumulative effect of adoption of new revenue
accounting standard	—	—		—		254		—		—		254

Balance at June 30, 2018	87,144	312,520		28,900		(100,515)		(8,323)		1,662		234,244

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	11	June 29, 2019 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(Expressed in thousands of U.S. dollars)

			Quarter ended				Two quarters ended
	June 29, 2019		June 30, 2018		June 29, 2019		June 30, 2018
		$		$		$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings (loss)	(8,912)		(3,126)		16,683		(7,588)
Items not affecting cash:
Depreciation and amortization	8,186		8,189		16,488		16,330
Amortization of debt issuance costs	684		600		1,339		1,208
Deferred income taxes	(2,356)		(865)		4,971		(2,151)
Stock-based compensation	2,998		2,104		2,835		4,275
Unrealized gain on derivative contracts (note 6)	(400)		(2,764)		(288)		(1,243)
Loss (gain) on sale of business (note 4)	201		—		(45,378)		—
Fair value of contingent consideration (note 12)	—		43		—		(2,373)
Impairment of long-lived assets (note 5)	—		70		—		409
Other	(72)		(148)		(134)		(147)
Changes in non-cash working capital, net of businesses
acquired or sold (note 14)	(31,989)		(38,324)		(27,188)		(35,435)
Net cash flows from operations	(31,660)		(34,221)		(30,672)		(26,715)
Investing activities
Net proceeds from sale of business (note 4)	(201)		—		64,675		—
Purchases of property, plant and equipment	(9,341)		(10,428)		(17,315)		(17,163)
Acquisition of business, net of cash acquired (note 3)	(3,341)		—		(3,341)		—
Proceeds from sale of assets	—		30		—		730
Other	—		389		—		389
Net cash flows from investing activities	(12,883)		(10,009)		44,019		(16,044)
Financing activities
Increase (decrease) under line of credit facilities (note 9)	43,367		49,885		(11,294)		50,194
Borrowings under long-term debt (note 9)	24		—		1,876		—
Repayment of long-term debt (note 9)	(634)		(415)		(1,357)		(937)
Payment of cash dividends on Series A Preferred Stock (note 10)	(1,700)		(1,700)		(3,400)		(3,400)
Proceeds from the exercise of stock options and employee
share purchases	37		91		265		240
Payment of debt issuance costs	(81)		—		(395)		—
Payment of contingent consideration (note 6)	—		(4,399)		—		(4,399)
Other	(5)		(5)		216		(45)
Net cash flows from financing activities	41,008		43,457		(14,089)		41,653
Foreign exchange gain (loss) on cash held in a foreign currency	50		(64)		(8)		(35)

Decrease in cash and cash equivalents in the period	(3,485)		(837)		(750)		(1,141)

Cash and cash equivalents - beginning of the period	6,015		2,924		3,280		3,228

Cash and cash equivalents - end of the period	2,530		2,087		2,530		2,087

Non-cash financing activity
Accrued cash dividends on Series A Preferred Stock (note 10)	(1,700)		(1,700)		(1,700)		(1,700)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	12	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1.	Description of Business and Significant Accounting Policies

SunOpta Inc. (the "Company" or "SunOpta") was incorporated under the laws of Canada on November 13, 1973  . The Company operates businesses focused on a healthy products portfolio that promotes sustainable well-being. The Company’s two reportable segments, Global Ingredients and Consumer Products, operate in the natural, organic and specialty food sectors and utilize an integrated business model to bring cost-effective and quality products to market.

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended June 29, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 28, 2019 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 29, 2018, except as described below under "Recent Accounting Pronouncements – Adoption of New Accounting Standards." For further information, refer to the consolidated financial statements, and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standard

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases" ("ASC Topic 842"), which amends various aspects of legacy accounting guidance for leases, including the recognition of right-of-use assets and lease liabilities for leases classified as operating leases. The Company adopted ASC Topic 842 on a modified retrospective basis beginning the first quarter of 2019, and elected the transition option not to apply the new guidance, including disclosure requirements, in comparative reporting periods. Upon adoption, the Company also elected to apply the practical expedients available under the standard to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. As a result, the adoption of ASC Topic 842 did not result in any cumulative-effect adjustment to the Company’s opening accumulated deficit. The adoption of the new guidance resulted in the recognition of operating lease right-of-use assets and lease liabilities on the Company’s consolidated balance sheet as at June 29, 2019, while the accounting for finance leases remained unchanged. The new guidance did not have any impact on the consolidated results of operations or cash flows of the Company for the quarter and two quarters ended June 29, 2019.

See note 8 for additional disclosures under ASC Topic 842.

Recently Issued Accounting Standard, Not Adopted as at June 29, 2019

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected versus incurred credit losses for most financial assets. The new guidance is effective for interim and annual periods beginning after December 15, 2019. The Company is currently assessing the impact that this standard will have on its consolidated financial statements.
SUNOPTA INC.	13	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
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

The following table presents a disaggregation of the Company’s revenues based on categories used by the Company to evaluate sales performance:

		Quarter ended	Two quarters ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
			$	$
Global Ingredients
Internationally-sourced organic ingredients	101,938	102,607	207,822	204,874
North American-sourced seeds and grains(1)	15,069	44,078	37,228	78,142
Total Global Ingredients	117,007	146,685	245,050	283,016

Consumer Products
Beverage products(2)	85,823	80,549	173,892	165,799
Frozen fruit products(3)	78,722	82,135	155,399	159,606
Snack products(4)	11,452	9,939	23,938	23,539
Total Consumer Products	175,997	172,623	353,229	348,944

Total revenues	293,004	319,308	598,279	631,960

(1)	Includes revenues from the specialty and organic soy and corn business prior to the sale of this business in the first quarter of 2019 (see note 4).
(2)	Includes aseptically-packaged products including non-dairy plant-based beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters.
(3)	Includes individually quick frozen ("IQF") fruit for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use.
(4)

Comprises fruit snack offerings, as well as the sale of flexible resealable pouch and nutrition bar products in the second quarter and first half of 2018 of $0.5 million and $3.1 million, respectively. The Company exited the flexible resealable pouch and nutrition bar product lines and operations in the fourth quarter of 2017 but continued to deliver remaining inventories to customers during the first half of 2018.

3.	Business Acquisition

Sanmark B.V.

On April 1, 2019, the Company acquired 100 % of the outstanding shares of Sanmark B.V. ("Sanmark") for $3.3 million, net of cash acquired, which was financed through existing credit facilities. Sanmark is a sourcing and trading business focused on organic oils for the food, pharmacy, and cosmetic industries. Sanmark sources raw materials globally and generates most of its sales in the European and Asia-Pacific markets. Net assets acquired comprised working capital of $1.2 million and goodwill of $2.1 million. The goodwill recognized is attributable to operating synergies expected to result from the combining the operations of Sanmark with the existing organic oils business unit within the Company’s international organic ingredients operations, in addition to the opportunity to introduce the Company’s existing organic oils portfolio to new customers and markets, and the ability to leverage the expertise within the Sanmark organization to grow the combined organic oils program. The operations of Sanmark have been integrated into the consolidated organic ingredients operations of the Company’s subsidiary in the Netherlands. The results of operations of Sanmark are included in the Company’s consolidated financial statements from the date of acquisition and are reported within the Global Ingredients reportable segment. The revenues and earnings of Sanmark since the date of acquisition were not material to the results of operations of Global Ingredients or the Company.
SUNOPTA INC.	14	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

4.	Sale of Soy and Corn Business

On February 22, 2019, the Company’s subsidiary, SunOpta Grains and Foods Inc., completed the sale of its specialty and organic soy and corn business to Pipeline Foods, LLC ("Pipeline Foods") for $66.5  million, which is subject to certain post-closing adjustments including the finalization of the closing working capital balance. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of the Company’s Global Ingredients reportable segment. The business included five facilities located in Hope, Minnesota, Blooming Prairie, Minnesota, Ellendale, Minnesota, Moorhead, Minnesota, and Cresco, Iowa. The net proceeds from this transaction were initially used to repay borrowings under the Company’s Global Credit Facility (see note 9).

Pending finalization of the post-closing adjustments, the Company recognized a gain on sale of the soy and corn business, which was recorded in other income for the quarter and two quarters ended June 29, 2019, as follows:

	Quarter ended	Two quarters ended
	June 29, 2019	June 29, 2019
	$	$
Cash consideration	-	66,500
Transaction and related costs	(201)	(1,825)
Net proceeds	(201)	64,675
Current assets	-	22,810
Property, plant and equipment	-	8,423
Goodwill	-	1,526
Current liabilities	-	(13,462)
Net assets sold	-	19,297
Pre-tax gain (loss) on sale	(201)	45,378

As the soy and corn business did not qualify for presentation as discontinued operations, operating results for this business prior to February 22, 2019 were reported in continuing operations on the consolidated statements of operations for the current and comparative periods. For the period ended February 22, 2019, the soy and corn business generated revenues of $10.3  million and reported a loss before income taxes of $0.2  million. For the quarter and two quarters ended June 30, 2018, the soy and corn business generated revenues of $29.5  million and $50.9  million, respectively, and reported earnings before income taxes of $2.4  million and $4.7  million, respectively. The reported pre-tax results exclude management fees charged by Corporate Services and do not reflect other cost reduction measures associated with the sale of the soy and corn business that were taken in connection with the Value Creation Plan (see note 5).
5 .	Value Creation Plan

Overview

In the fourth quarter of 2016, the Company conducted a thorough review of its operations, management and governance, with the objective of maximizing the Company’s ability to deliver long-term value to its shareholders. As a product of this review, the Company developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness, and process sustainability. In addition to the sale of the Company’s soy and corn business (as described in note 4) and related cost reduction measures, other actions taken under the Value Creation Plan have included the rationalization of certain of the Company’s operations and facilities, including the closure of the Company’s juice facility in San Bernardino, California, in the fourth quarter of 2016, the exit from flexible resealable pouch and nutrition bar product lines and operations initiated in the fourth quarter of 2017, and the consolidation of roasted snack operations and related disposal of the Company’s roasting facility in Wahpeton, North Dakota, in the second quarter of 2018, as well as other cost savings initiatives. In addition, other actions taken to-date under the Value Creation Plan include investments in certain of the Company’s operations and facilities to enhance food safety and quality and to improve production efficiencies, as well as investments in personnel, processes and tools.
SUNOPTA INC.	15	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Costs Incurred Under the Value Creation Plan

The following table summarizes costs incurred under the Value Creation Plan for the two quarters ended June 29, 2019 and June 30, 2018:

		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs(a)	costs(b)	labor costs	Total
	$	$	$	$
June 29, 2019
Balance payable, December 29, 2018(1)	477	436	—	913
Costs incurred and charged to expense	308	2,947	278	3,533
Cash payments, net	(483)	(3,886)	(278)	(4,647)
Non-cash adjustments	—	2,102	—	2,102
Balance payable, June 29, 2019(1)	302	1,599	—	1,901
June 30, 2018
Balance payable (receivable), December 31, 2017	(700)	4,427	—	3,727
Costs incurred and charged to expense	1,867	557	410	2,834
Cash receipts (payments), net	607	(4,115)	(110)	(3,618)
Non-cash adjustments	(1,255)	—	—	(1,255)
Balance payable, June 30, 2018	519	869	300	1,688

(1)	Balance payable as at June 29, 2019 was included in accounts payable and accrued liabilities on the consolidated balance sheet.

(a)	Asset impairments and facility closure costs

For the two quarters ended June 29, 2019, costs incurred included costs to dismantle and move equipment from the Company’s soy extraction facility, in Heuvelton, New York, which was closed in December 2016. As at June 29, 2019, the balance payable represented the remaining lease obligation (net of sublease rentals) related to the Company’s former nutritional bar facility, which was vacated in March 2018. The lease and sublease on this facility extend to December 2020.

For the two quarters ended June 30, 2018, costs incurred included the remaining lease obligation related to the former nutrition bar facility, and an impairment loss related to the disposal of the Company’s roasting facility in Wahpeton, North Dakota. Net cash receipts reflected proceeds on the sale of nutrition bar equipment.

(b)	Employee recruitment, retention and termination costs

For the two quarters ended June 29, 2019, costs incurred included severance benefits related to employee terminations, including the Company’s former President and Chief Executive Officer ("CEO") in February 2019 and headcount reductions related to cost rationalizations associated with the sale of the soy and corn business, net of the reversal of $ 2.1   million of previously recognized stock-based compensation related to forfeited awards of terminated employees. In addition, costs incurred included recruitment costs related to the Company’s CEO transition, accrued retention bonuses for certain employees who remain employed by the Company through specified retention dates, and the reimbursement of employee relocation costs. As at June 29, 2019, the balance payable included severance benefits payable to certain employees through salary continuance extending up to 24 months, as well as accrued retention costs.
SUNOPTA INC.	16	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

For the two quarters ended June 30, 2018, costs incurred represented severance benefits to terminated employees, and cash payments included retention bonuses that were paid out to certain employees.

The following table summarizes costs incurred since the inception of the Value Creation Plan to June 29, 2019:

		Employee
	Asset	recruitment,		Consulting
	impairments	retention and		fees and
	and facility	termination		temporary
	closure costs	costs		labor costs		Total
	$		$		$	$
Costs incurred and charged to expense	34,960	17,928		21,257		74,145
Cash payments, net	(10,161)	(18,854)		(21,257)		(50,272)
Non-cash adjustments	(24,497)	2,525		—		(21,972)
Balance payable, June 29, 2019	302	1,599		—		1,901

For the quarters and two quarters ended June 29, 2019 and June 30, 2018, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

		Quarter ended		Two quarters ended
	June 29, 2019	June 30, 2018		June 29, 2019		June 30, 2018
	$		$		$	$
Cost of goods sold(1)	—	—		—		100
Selling, general and administrative expenses(2)	954	300		1,157		613
Other expense(3)	721	339		2,376		2,121
	1,675	639		3,533		2,834

(1)	For the two quarters ended June 30, 2018, inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)	Professional fees and employee retention, recruitment and relocation costs recorded in selling general and administrative expenses were allocated to Corporate Services.
(3)

For the quarter ended June 29, 2019, costs recorded in other expense, such as employee termination and recruitment costs, and asset impairment, facility closure and lease termination costs, were allocated as follows: Global Ingredients reportable segment – $ 0.1   million (June 30, 2018 – $ 0.3   million); Consumer Products operating segment – $ 0.5   million (June 30, 2018 – $ nil  ); and Corporate Services – $ 0.1   million (June 30, 2018 – $ nil  ). For the two quarters ended June 29, 2019, costs recorded in other expense were allocated as follows: Global Ingredients reportable segment – $ 0.3   million (June 30, 2018 – $ 0.7   million); Consumer Products operating segment – $ 1.3   million (June 30, 2018 – $ 1.3   million); and Corporate Services – $ 0.8   million (June 30, 2018 – $ 0.1   million).

SunOpta Inc.	17	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

6.	Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of June 29, 2019 and December 29, 2018:

					June 29, 2019
	Fair value
	asset (liability)	Level 1		Level 2	Level 3
	$		$	$	$
Commodity futures contracts(1)
Unrealized short-term derivative asset	162	162		—	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	190	—		190	—
Contingent consideration(3)	(4,286)	—		—	(4,286)

			December 29, 2018
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Unrealized short-term derivative asset	620	—	620	—
Unrealized long-term derivative asset	7	—	7	—
Unrealized short-term derivative liability	(581)	(94)	(487)	—
Unrealized long-term derivative liability	(17)	—	(17)	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	583	—	583	—
Contingent consideration(3)	(4,286)	—	—	(4,286)
Inventories carried at market(4)	3,239	—	3,239	—

(1)	Commodity futures and forward contracts

As at June 29, 2019, outstanding contracts comprise exchange-traded commodity futures for cocoa and coffee. As at December 29, 2018, outstanding contracts also included exchange-traded commodity futures and forward commodity purchase and sale contracts associated with the Company’s sold soy and corn business. Exchange-traded futures are fair valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Fair value for forward commodity purchase and sale contracts was estimated based on exchange-quoted prices adjusted for differences in local markets and were classified as level 2.

Exchange-traded commodity futures for cocoa and coffee are used as part of the Company’s risk management strategy and represent economic hedges to limit risk related to fluctuations in the price of these commodities. These contracts are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these contracts are included in cost of goods sold on the consolidated statement of operations. For the quarter ended June 29, 2019, the Company recognized a gain of $0.4   million (June 30, 2018 – gain of $1.8   million), and for the two quarters ended June 29, 2019, the Company recognized a gain of $0.3   million (June 30, 2018 – gain of $0.7   million), related to changes in the fair value of these contracts. In addition, for the quarter and two quarters ended June 30, 2018, the Company recognized gains of $0.9   million and $0.5   million, respectively, related to changes in the fair value of soy and corn futures and forward contracts. On the consolidated balance sheets, unrealized gains on short-term and long-term contracts are included in other current assets and other assets, respectively, and unrealized losses on short-term and long-term contracts are included in other current liabilities and long-term liabilities, respectively.
SUNOPTA INC.	18	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at June 29, 2019, the Company had net open futures contracts to sell 5,490    metric tons ("MT") of cocoa (December 29, 2018 – 6,730    MT sold) and to purchase 187    MT (December 29, 2018 – 85    MT purchased) of coffee.

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

As at June 29, 2019, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €6.8 million ($8.0 million), to sell British pounds to buy euros with a notional value of £1.1 million (€1.2 million), to sell Swiss francs to buy U.S. dollars with a notional value of CHF 1.5 million ($ 1.5 million), and to sell U.S. dollars to buy Mexican pesos with a notional value of $ 2.9 million (M$ 57.4 million). As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended June 29, 2019, the Company recognized a loss of $ 0.4 million (June 30, 2018 – gain of $ 1.1 million), and for the two quarters ended June 29, 2019, the Company recognized a loss of $ 0.4 million (June 30, 2018 – gain of $ 1.4 million), related to changes in the fair value of these contracts. Unrealized gains and losses on these contracts are included in accounts receivable and accounts payable, respectively, on the consolidated balance sheets.

As at June 30, 2018, the Company had designated open forward exchange contracts to sell U.S. dollars to buy Mexican pesos as hedging instruments. As a result, effective portion of the gains and losses on changes in the fair value of those contracts was included in other comprehensive earnings and reclassified to cost of goods sold in the same period the hedged transaction affected earnings. For the quarter ended June 30, 2018, the Company recognized a net unrealized loss in other comprehensive earnings of $ 0.3 million, and for the two quarters ended June 30, 2018 the Company recognized a net gain of $ 0.5 million related to changes in the fair value of open contracts. For the quarter and two quarters ended June 30, 2018, the Company reclassified from other comprehensive earnings to cost of goods sold realized gains on closed contracts of $ 0.3 million and $ 0.2 million, respectively.

(3)	Contingent consideration

As at June 29, 2019, the balance represents the remaining contingent consideration obligation under an earn-out arrangement with the former unitholders of Citrusource, LLC ("Citrusource"), under the terms of the Unit Purchase Agreement by which the Company acquired Citrusource in March 2015. The settlement of this obligation is pending the outcome of a dispute between the parties related to the Unit Purchase Agreement. The table below presents a reconciliation of the obligation for the quarters and two quarters ended June 29, 2019 and June 30, 2018. The balance of the obligation is included in the current portion of long-term liabilities on the consolidated balance sheets.

		Quarter ended	Two quarters ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	$	$	$	$
Balance, beginning of period	(4,286)	(8,904)	(4,286)	(11,320)
Fair value adjustments(1)	—	(43)	—	2,373
Payments(2)	—	4,399	—	4,399
Balance, end of period	(4,286)	(4,548)	(4,286)	(4,548)

(1)

For the two quarters ended June 30, 2018, amount included an adjustment of $2.5 million to reduce the fourth and final contingent consideration obligation payable in 2019 based on the results of Citrusource in fiscal 2018.

(2)	For the two quarters ended June 30, 2018, amount reflected the third installment payment to the former unitholders of Citrusource.

SunOpta Inc.	19	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(4)	Inventories carried at market

As at December 29, 2018, inventories carried at market represented inventories of commodity soy and corn associated with the Company’s sold soy and corn business. The fair value of these inventories was determined using quoted market prices from the Chicago Board of Trade, as adjusted for differences in local markets, and broker or dealer quotes, and classified as level 2. Gains and losses on these inventories were included in cost of goods sold on the consolidated statements of operations. Inventories carried at market were included in inventories on the consolidated balance sheet as at December 29, 2018.
7 .	Inventories

		December 29 ,
	June 29, 2019	2018
	$		$
Raw materials and work-in-process	296,487	278,038
Finished goods	89,688	83,225
Company-owned grain	—	10,155
Inventory reserves	(8,798)	(9,461)
	377,377	361,957

As at December 29, 2018, inventories of the soy and corn business that was sold comprised $2.3 million of the finished goods inventories and all of the company-owned grain inventories.
8.	Leases

The Company has operating leases for manufacturing plants, warehouses, offices, machinery and equipment, and farmland. The Company subleases the farmland to third-party growers under operating leases. The Company’s operating leases have remaining noncancelable lease terms of less than one year  to approximately 15 years, and typically require monthly rental payments that may be adjusted annually to give effect to inflation. Real estate operating leases typically include options to extend the leases for up to 10 years. Machinery and equipment operating leases typically include purchase options for the fair market value of the underlying asset at the end of the lease term. Certain other leases for machinery and equipment include nominal purchase options at the end of the lease term that are reasonably certain of being exercised. These leases are classified as finance leases and have remaining lease terms of less than one year to approximately four years.

The following tables present supplemental information related to leases recognized in the consolidated financial statements:

	Quarter ended	Two quarters ended
	June 29, 2019	June 29, 2019
	$	$
Lease Costs
Operating lease cost	4,748	9,951
Finance lease cost
Depreciation of right-of-use assets	294	591
Interest on lease liabilities	32	68
Sublease income	(114)	(234)
Net lease cost	4,960	10,376

SUNOPTA INC.	20	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

June 29, 2019
$
Balance Sheet Classification
Operating leases
Operating lease right-of-use assets	72,788
Current portion of operating lease liabilities	17,402
Operating lease liabilities	56,111
Total operating lease liabilities	73,513

Finance leases
Property, plant and equipment, gross	9,997
Accumulated depreciation	(5,176)
Property, plant and equipment, net	4,821
Current portion of long-term debt	1,028
Long-term debt	1,781
Total finance lease liabilities	2,809

	Quarter ended		Two quarters ended
	June 29, 2019		June 29, 2019
		$	$
Cash Flow Information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	4,862		10,240
Operating cash flows from finance leases	32		68
Financing cash flows from finance leases	391		783
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	647		647
Finance Leases	—		—

June 29, 2019
Other Information
Weighted-average remaining lease term (years)
Operating leases	5.2
Finance leases	1.8
Weighted-average discount rate(1)
Operating leases	9.0%
Finance leases	4.1%

(1)

In determining the present value of lease payments, the Company uses the implicit rate in the lease when that rate is readily determinable, which is the case for most of the Company’s machinery and equipment leases. In all other cases, including real estate leases, the Company uses its incremental borrowing rate. The Company applied the incremental borrowing rate as at December 30, 2018 (the first day of fiscal 2019) to leases that commenced prior to that date. Discount rates are determined on a lease-by-lease basis

SUNOPTA INC.	21	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
Remainder of 2019	9,114	688
2020	17,573	715
2021	14,638	715
2022	12,689	715
2023	8,407	179
Thereafter	47,855	—
Total lease payments	110,276	3,012
Less: imputed interest	(36,763)	(203)
Total lease liabilities	73,513	2,809

As at June 29, 2019, the Company had commitments for approximately $15 million of right-of-use assets for which the leases had not commenced.

9 .	Bank Indebtedness and Long-Term Debt

			December 29 ,
	June 29, 2019		2018
		$	$
Bank indebtedness:
Global Credit Facility(1)	265,168		276,776
Bulgarian credit facility	3,342		3,558
	268,510		280,334

Long-term debt:
Senior Secured Second Lien Notes, net of unamortized debt issuance costs
of $5,801 (December 29, 2018 - $6,472 )(2)	217,697		217,026
Asset-backed term loan	4,712		3,103
Finance lease liabilities (see note 8)	2,809		3,706
Other	4,800		5,028
	230,018		228,863
Less: current portion	1,524		1,840
	228,494		227,023

(1)	Global Credit Facility

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
SUNOPTA INC.	22	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

On September 19, 2017, the Company entered into an amendment to the Global Credit Facility to add a $15.0 million U.S. asset-based credit subfacility (the "U.S. Subfacility"). On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility to $20.0 million. Commencing onMarch 31, 2019 quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility. Borrowings repaid under the U.S. Subfacility may not be borrowed again. As at June 29, 2019, $16.7 million remained drawn on the U.S. Subfacility. Borrowings under the U.S. Subfacility bear interest based on various reference rates plus a margin of 3.50%. The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers’ acceptance rate borrowings.

As at June 29, 2019, the weighted-average interest rate on all borrowings under the Global Credit Facility was 3.81% .

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

On October 20, 2016 , the Company’s subsidiary, SunOpta Foods Inc. ("SunOpta Foods") issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the "Notes"). As at June 29, 2019, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017. Debt issuance costs are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum. The Notes will mature on October 9, 2022 . Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

At any time after October 9, 2018, SunOpta Foods may redeem the Notes, in whole or in part, at a redemption price equal to 107.125% through October 8, 2019, 104.750% from October 9, 2019 through October 8, 2020, 102.375% from October 9, 2020 through October 8, 2021 and at par thereafter, plus accrued and unpaid interest, if any, to but excluding the date of redemption. Certain additional redemption rights were applicable prior to October 9, 2018. In the event of a change of control, SunOpta Foods will be required to make an offer to repurchase the Notes at 101.000% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase

The Notes are secured by second-priority liens on substantially all of the assets that secure the credit facilities provided under the Global Credit Facility, subject to certain exceptions and permitted liens. The Notes are senior secured obligations and rank equally in right of payment with SunOpta Foods’ existing and future senior debt and senior in right of payment to any future subordinated debt. The Notes are effectively subordinated to debt under the Global Credit Facility and any future indebtedness secured on a first-priority basis. The Notes are initially guaranteed on a senior secured second-priority basis by the Company and each of its subsidiaries (other than SunOpta Foods) that guarantees indebtedness under the Global Credit Facility, subject to certain exceptions.
SunOpta Inc.	23	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
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

As at June 29, 2019, the estimated fair value of the outstanding Notes was approximately $240 million, based on quoted prices of the most recent over-the-counter transactions (level 2).

10.	Series A Preferred Stock

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

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025 and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. SunOpta Foods paid cash dividends on the Preferred Stock of $1.7 million in the quarters ended June 29, 2019 and June 30, 2018, and $3.4 million in the two quarters ended June 29, 2019 and June 30, 2018. As at June 29, 2019, SunOpta Foods had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the Company’s consolidated balance sheet.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the "Exchange Price" and such quotient, the "Exchange Rate"). As at June 29, 2019, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on October 7, 2016 remain outstanding, or (ii) on or after October 7, 2019, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price.

SUNOPTA INC.	24	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In connection with the Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 (the "Special Voting Shares") to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. As at June 29, 2019, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.5% voting interest in the Company. The Special Voting Shares are not transferable, and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the "Board") and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on October 7, 2016, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company, and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

11	Stock-Based Compensation

Chief Executive Officer

On April 1, 2019, Joseph Ennen was appointed CEO of the Company. In connection with his appointment, the Company granted Mr. Ennen options to purchase 960,061   Common Shares, 297,619   restricted stock units ("RSUs") and 1,785,714   performance stock units ("PSUs"). The stock options vest on April 1, 2022, subject to Mr. Ennen continued employment during the vesting period, and expire on April 1, 2029. Each vested stock option will entitle Mr. Ennen to purchase one Common Share at an exercise price of $3.36 , which was equal to the closing price of the Common Shares on April 1, 2019. The RSUs vest in three equal annual installments beginning on April 1, 2020, and each vested RSU will entitle Mr. Ennen to receive one Common Share of the Company.

The vesting of 892,857 of the PSUs granted is subject to the Company achieving annual adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds during fiscal years 2019 through 2022, as follows: 297,619 PSUs will vest upon the Company achieving annual adjusted EBITDA of $80 million, another 297,619 will vest upon the Company achieving annual adjusted EBITDA of $110 million, and the final 297,619 will vest upon the Company achieving annual adjusted EBITDA of $140 million, and subject to Mr. Ennen continued employment with the Company through the end of the fiscal year the adjusted EBITDA performance condition is achieved. The vesting of the other 892,857 PSUs that were granted is subject to the Common Shares achieving certain volume-weighted average trading prices during a performance period commencing on April 1, 2019 and ending on December 31, 2022, as follows: 297,619 PSUs will vest upon achieving a trading price of $5.00 per share, another 297,619 will vest upon achieving a trading price of $9.00 per share, and the final 297,619 will vest upon achieving a trading price of $14.00 per share, in each case for 20 consecutive trading days, and subject to Mr. Ennen’s continued employment with the Company through the date the stock price performance condition is achieved. Each vested PSU will entitle Mr. Ennen to receive one Common Share without payment of additional consideration.

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

SunOpta Inc.	25	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Stock Options	PSUs
Grant-date stock price	$3.36	$3.36
Exercise price	$3.36	NA
Dividend yield	0%	0%
Expected volatility(1)	47.87%	55.68%
Risk-free interest rate(2)	2.36%	2.30%
Expected life (in years)(3)	6.50	1.82

(1)	Determined based on the historical volatility of the Common Shares over the expected life of the stock options and performance period of the PSUs.
(2)	Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the stock options and performance period of the PSUs.
(3)	Determined based on the mid-point of vesting ( three years ) and expiration ( ten years ) for the stock options and the derived service period for the PSUs.

The aggregate grant-date fair value of the stock options, RSUs and PSUs awarded to Mr. Ennen was determined to be $7.2 million, which will be recognized on a straight-line basis over the vesting period for the stock options and RSUs and the derived service period for the PSUs. Each reporting period, the number of PSUs subject to the adjusted EBITDA performance condition that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of those PSUs is amortized over the remaining service period less amounts previously recognized.

Short-Term Incentive Plan

On April 12, 2019 and June 14, 2019, the Company granted a total of 2,795,525 PSUs to certain employees of the Company under its Short-Term Incentive Plan. The vesting of the PSUs is subject to the Company achieving a predetermined measure of adjusted EBITDA for fiscal 2019, and subject to each employee’s continued employment with the Company through April 12, 2020 (the requisite service period). The weighted-average grant-date fair value of the PSUs was estimated to be $3.46 based on the closing prices of the Common Shares on the dates of grant. Each reporting period, the number of PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized. For the quarter ended June 29, 2019, the Company recognized compensation expense of $0.8 million related to the PSUs expected to vest, and the remaining compensation cost related to those PSUs not yet recognized as an expense was determined to be $3.8 million as at June 29, 2019.

12 .	Other Expense (Income), Net

The components of other expense (income) were as follows:

		Quarter ended	Two quarters ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	$	$	$	$
Gain on sale of soy and corn business (see note 4)	201	—	(45,378)	—
Employee termination and recruitment costs(1)	669	122	2,068	354
Facility closure and lease termination costs(2)	52	217	308	1,767
Product withdrawal and recall costs(3)	—	122	260	445
Business development costs(4)	26	—	26	—
Project cancellation(5)	(507)	—	(507)	—
Increase (decrease) in fair value of contingent consideration (see note 6(3))	—	43	—	(2,373)
Other	4	79	156	(12)
	445	583	(43,067)	181

SUNOPTA INC.	26	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1)	Employee termination and recruitment costs

For the two quarters ended June 29, 2019, expenses represent severance benefits of $ 3.5 million for employees terminated in connection with the Value Creation Plan, including the Company’s former CEO, net of the reversal of $ 2.1 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to those employees. In addition, expenses include recruitment costs related to the Company’s CEO transition.

For the quarter and two quarters ended June 30, 2018, the expense represents severance benefits incurred in connection with the Value Creation Plan.

(2)	Facility closure and lease termination costs

For the two quarters ended June 29, 2019, expenses include costs to dismantle and move equipment from the Company’s former soy extraction facility located in Heuvelton, New York, which was sold in April 2019.

For the two quarters ended June 30, 2018, expenses include the recognition of the remaining lease obligation related to the Company’s former nutrition bar facility, and an impairment loss and closure costs related to the disposal of the Company’s former roasting facility located in Wahpeton, North Dakota.

(3)	Product withdrawal and recall costs

For the quarters and two quarters ended June 29, 2019 and June 30, 2018, expenses represent product withdrawal and recall costs that were not eligible for reimbursement under the Company’s insurance policies or exceeded the limits of those policies, including certain costs related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company during the second quarter of 2016.

(4)	Business development costs

For the quarter and two quarters ended June 29, 2019, expenses represent transaction costs incurred in connection with the acquisition of Sanmark (see note 3).

(5)	Project cancellation

For the quarter and two quarters ended June 29, 2019, balance represents a gain related to a project cancellation.

SunOpta Inc.	27	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

13 .	Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

		Quarter ended	Two quarters ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
Numerator for basic earnings (loss) per share:
Earnings (loss) attributable to SunOpta Inc.	$(9,055)	$(3,174)	$16,594	$(7,537)
Less: dividends and accretion on Series A Preferred Stock	(2,001)	(1,974)	(3,996)	(3,941)
Earnings (loss) attributable to common shareholders	$(11,056)	$(5,148)	$12,598	$(11,478)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	87,683	86,968	87,579	86,889

Basic earnings (loss) per share	$(0.13)	$(0.06)	$0.14	$(0.13)

Numerator for diluted earnings (loss) per share:
Earnings (loss) attributable to SunOpta Inc.	$(9,055)	$(3,174)	$16,594	$(7,537)
Less: dividends and accretion on Series A Preferred Stock(1)	(2,001)	(1,974)	(3,996)	(3,941)
Earnings (loss) attributable to common shareholders	$(11,056)	$(5,148)	$12,598	$(11,478)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	87,683	86,968	87,579	86,889
Dilutive effect of the following:
Series A Preferred Stock(1)	—	—	—	—
Stock options and restricted stock units(2)	—	—	164	—
Diluted weighted-average number of shares outstanding	87,683	86,968	87,743	86,889

Diluted earnings (loss) per share	$(0.13)	$(0.06)	$0.14	$(0.13)

(1)

For the quarters and two quarters ended June 29, 2019 and June 30, 2018, it was more dilutive to assume the Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings/loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 11,333,333 Common Shares issuable on an if-converted basis.

(2)

For the quarters ended June 29, 2019 and June 30, 2018, stock options and restricted stock units to purchase or receive 187,516 and 574,865 Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share, and for the two quarters ended June 30, 2018, 641,857 Common Shares were likewise excluded. In addition, for the quarter and two quarters ended June 29, 2019, options to purchase 3,176,284 (June 30, 2018 – 1,850,009 ) and 3,176,284 (June 30, 2018 – 2,032,158 ) Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price.

SUNOPTA INC.	28	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

14 .	Supplemental Cash Flow Information

		Quarter ended	Two quarters ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	$	$	$	$
Changes in non-cash working capital:
Accounts receivable	1,525	5,398	5,736	(6,961)
Inventories	(45,868)	(53,256)	(30,221)	(34,954)
Income tax recoverable/payable	(2,819)	(1,134)	(848)	2,207
Prepaid expenses and other current assets	(3,350)	4,322	(7,971)	(1,054)
Accounts payable and accrued liabilities	19,348	5,650	6,841	6,031
Customer and other deposits	(825)	696	(725)	(704)
	(31,989)	(38,324)	(27,188)	(35,435)

15 .	Commitments and Contingencies

Product Recall

On November 20, 2017, Treehouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois titled Treehouse Foods, Inc. et al. v. SunOpta Grains and Food, Inc. The Company was served with the Summons and Complaint on January 24, 2018. After the Company removed the case to the United States District Court for the Northern District of Illinois, the plaintiffs filed an Amended Complaint on April 23, 2018 and a second Amended Complaint on October 12, 2018. The plaintiffs allege economic damages resulting from the Company’s 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for listeria monocytogenes contamination. The plaintiffs brought claims for breach of contract, express and implied warranties and product guarantees, negligence, strict liability, negligent misrepresentation, and indemnity seeking $16.2 million in damages. There are no allegations of personal injury. On March 29, 2019, the court dismissed the plaintiffs’ claims for negligence, strict liability, negligent misrepresentation, and common law indemnity. The Company is vigorously defending itself against the remaining contract and warranty-based claims. The Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

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

SUNOPTA INC.	29	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

16.	Segmented Information

The composition of the Company’s reportable segments is as follows:

•	Global Ingredients aggregates the Company’s North American-based sunflower and roasted snack operations and international organic ingredients operations. Global Ingredients included the operations of the specialty and organic soy and corn business that was sold in first quarter of 2019 (see note 4).

•	Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks. Healthy Beverages includes aseptically-packaged products including non-dairy plant-based beverages, broths and teas; refrigerated premium juices; and shelf-stable juices and functional waters. Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use. Healthy Snacks is focused on fruit snack offerings and included the ending contribution from the exited flexible resealable pouch and nutrition bar product lines in the first quarter of 2018.

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

			Quarter ended
			June 29, 2019
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	117,007	175,997	293,004
Segment operating income (loss)	3,345	(1,213)	2,132
Corporate Services			(4,669)
Other expense, net (see note 12)			(445)
Interest expense, net			(8,254)
Loss before income taxes			(11,236)

			Quarter ended
			June 30, 2018
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	146,685	172,623	319,308
Segment operating income	2,965	4,762	7,727
Corporate Services			(3,086)
Other expense, net (see note 12)			(583)
Interest expense, net			(8,474)
Loss before income taxes			(4,416)

SUNOPTA INC.	30	June 29, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2019 and June 30, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

		Two quarters ended
			June 29, 2019
	Global	Consumer
	Ingredients	Products	Consolidated
	$	$	$
Segment revenues from external customers	245,050	353,229	598,279
Segment operating income	8,068	(2,551)	5,517
Corporate Services			(7,734)
Other income, net (see note 12)			43,067
Interest expense, net			(16,993)
Earnings before income taxes			23,857

Two quarters ended
June 30, 2018
	Global		Consumer
	Ingredients		Products	Consolidated
		$	$	$
Segment revenues from external customers	283,016		348,944	631,960
Segment operating income	6,067		8,078	14,145
Corporate Services				(7,841)
Other expense, net (see note 12)				(181)
Interest expense, net				(16,694)
Loss before income taxes				(10,571)

SUNOPTA INC.	31	June 29, 2019 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended June 29, 2019 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2018 ("Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 7, 2019.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives. In some cases, forward-looking statements can be identified by terms such as "anticipate,""estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would,""should," "may," "might," "plan," "will," "budget," "forecast," or other similar expressions concerning matters that are not historical facts, or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

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

Overview

SunOpta is a global company focused on sourcing organic and non-genetically modified ("non-GMO") ingredients, and manufacturing healthy food and beverage products. Our global sourcing platform makes us one of the leading suppliers of organic and non-GMO raw materials and ingredients in the food industry. Our consumer products portfolio utilizes internally and externally sourced raw materials and ingredients to manufacture healthy food and beverage products for supply to retail, foodservice and branded food customers. We operate our business in the following reportable segments:

•   Global Ingredients aggregates the Company’s North American-based sunflower and roasted snack operations and international organic ingredients operations. Global Ingredients included the operations of the specialty and organic soy and corn business that was sold in first quarter of 2019 (as described below under the heading "Sale of Soy and Corn Business").
SUNOPTA INC.	32	June 29, 2019 10-Q

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

The results of operations of the soy and corn business for period ended February 22, 2019, and for the quarter and two quarters ended June 30, 2018, are summarized in the table below. These results exclude management fees charged by Corporate Services.

	Period ended	Quarter ended	Two quarters ended
	February 22, 2019	June 30, 2018	June 30, 2018
	$	$	$
Revenues	10,346	29,543	50,942
Gross profit	192	2,778	5,436
Segment operating income (loss)	(187)	2,395	4,670
Earnings (loss) before income taxes	(187)	2,422	4,714

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

	Period ended	Quarter ended	Two quarters ended
	February 22, 2019	June 30, 2018	June 30, 2018
	$	$	$
Earnings (loss) before income taxes of soy and corn business	(187)	2,422	4,714
Depreciation	129	217	430
Interest income	—	(27)	(42)
Other income	—	—	(2)
Less rationalized costs and expenses	(169)	(901)	(1,896)
Adjusted EBITDA	(227)	1,711	3,204

Adjusted EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations. See footnote (3) to the "Consolidated Results of Operations for the Quarters Ended June 29, 2019 and June 30, 2018" table below for a discussion on the use of this non-GAAP measure.

For more information regarding the sale of the soy and corn business, see note 4 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	33	June 29, 2019 10-Q

Acquisition of Sanmark B.V.

On April 1, 2019, we acquired 100% of the outstanding shares of Sanmark B.V. ("Sanmark") for $3.3 million, net of cash acquired, which was financed through existing credit facilities. Sanmark is a sourcing and trading business focused on organic oils for the food, pharmacy, and cosmetic industries. Sanmark sources raw materials globally and generates most of its sales in the European and Asia-Pacific markets. The operations of Sanmark have been integrated into our international organic ingredients operations based in the Netherlands. The results of operations of Sanmark have been included in Global Ingredients since the date of acquisition. For more information regarding the acquisition of Sanmark, see note 3 to the unaudited consolidated financial statements included in this report.

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

For the quarters and two quarters ended June 29, 2019 and June 30, 2018, costs incurred and charged to expense in connection with the Value Creation Plan were recorded in the consolidated statement of operations as follows:

		Quarter ended		Two quarters ended
	June 29, 2019	June 30, 2018	June 29, 2019	June 30, 2018
	$	$	$	$
Cost of goods sold(1)	—	—	—	100
Selling, general and administrative expenses(2)	954	300	1,157	613
Other expense(3)	721	339	2,376	2,121
	1,675	639	3,533	2,834

(1)	For the two quarters ended June 30, 2018, inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2)	Professional fees and employee retention, recruitment and relocation costs recorded in selling general and administrative expenses were allocated to Corporate Services.
(3)

For the quarter ended June 29, 2019, costs recorded in other expense, such as employee termination and recruitment costs, and asset impairment, facility closure and lease termination costs, were allocated as follows: Global Ingredients reportable segment – $0.1 million (June 30, 2018 – $0.3 million); Consumer Products operating segment – $0.5 million (June 30, 2018 – $nil); and Corporate Services – $0.1 million (June 30, 2018 – $nil). For the two quarters ended June 29, 2019, costs recorded in other expense were allocated as follows: Global Ingredients reportable segment – $0.3 million (June 30, 2018 – $0.7 million); Consumer Products operating segment – $1.3 million (June 30, 2018 – $1.3 million); and Corporate Services – $0.8 million (June 30, 2018 – $0.1 million).

We intend to continue to make the necessary strategic business decisions and structural investments that we believe will deliver sustained profitable growth and deliver long-term value. Consequently, significant additional costs and expenses could arise in future periods if we determine to initiate further actions under the framework of the Value Creation Plan.

For more information regarding the Value Creation Plan, see note 5 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	34	June 29, 2019 10-Q

Consolidated Results of Operations for the Quarters Ended June 29, 2019 and June 30, 2018

For the quarter ended	June 29, 2019	June 30, 2018	Change	Change
	$	$	$	$
Revenues
Global Ingredients	117,007	146,685	(29,678)	-20.2%
Consumer Products	175,997	172,623	3,374	2.0%
Total revenues	293,004	319,308	(26,304)	-8.2%

Gross profit
Global Ingredients	11,762	13,464	(1,702)	-12.6%
Consumer Products	15,565	20,882	(5,317)	-25.5%
Total gross profit	27,327	34,346	(7,019)	-20.4%

Segment operating income (loss)(1)
Global Ingredients	3,345	2,965	380	12.8%
Consumer Products	(1,213)	4,762	(5,975)	-125.5%
Corporate Services	(4,669)	(3,086)	(1,583)	-51.3%
Total segment operating income (loss)	(2,537)	4,641	(7,178)	-154.7%

Other expense, net	445	583	(138)	-23.7%

Earnings (loss) before the following	(2,982)	4,058	(7,040)	-173.5%
Interest expense, net	8,254	8,474	(220)	-2.6%
Recovery of income taxes	(2,324)	(1,290)	(1,034)	-80.2%
Net loss(2),(3)	(8,912)	(3,126)	(5,786)	-185.1%
Earnings attributable to non-controlling interests	143	48	95	197.9%
Loss attributable to SunOpta Inc.	(9,055)	(3,174)	(5,881)	-185.3%
Dividends and accretion on Series A Preferred Stock	(2,001)	(1,974)	(27)	-1.4%

Loss attributable to common shareholders(4)	(11,056)	(5,148)	(5,908)	-114.8%

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

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
June 29, 2019
Segment operating income (loss)	3,345	(1,213)	(4,669)	(2,537)
Other expense, net	(312)	(16)	(117)	(445)
Earnings (loss) before the following	3,033	(1,229)	(4,786)	(2,982)

June 30, 2018
Segment operating income (loss)	2,965	4,762	(3,086)	4,641
Other income (expense), net	(637)	74	(20)	(583)
Earnings (loss) before the following	2,328	4,836	(3,106)	4,058

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

SUNOPTA INC.	35	June 29, 2019 10-Q

(2)

When assessing our financial performance, we use an internal measure of earnings attributable to common shareholders determined in accordance with U.S. GAAP that excludes specific items recognized in other income/expense, impairment losses on goodwill and long-lived assets, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of our financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations.

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

		Excluding
	disposed operations		Disposed operations			Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the quarter ended	$	$	$	$	$	$
June 29, 2019
Net loss	(8,766)		(146)		(8,912)
Less: earnings attributable to non-controlling interests	(143)		—		(143)
Less: dividends and accretion of Series A Preferred Stock	(2,001)		—		(2,001)
Loss attributable to common shareholders	(10,910)	(0.12)	(146)	—	(11,056)	(0.13)

Adjusted for:
Costs related to the Value Creation Plan(a)	1,675		—		1,675
Plant expansion costs(b)	311		—		311
Costs related to sale of soy and corn business(c)	—		201		201
Contract manufacturer transition costs(d)	201		—		201
Other(e)	30		—		30
Project cancellation(f)	(507)		—		(507)
Net income tax effect(g)	211		(55)		156
Adjusted loss	(8,989)	(0.10)	—	—	(8,989)	(0.10)

June 30, 2018
Net earnings (loss)	(4,517)		1,391		(3,126)
Less: earnings attributable to non-controlling interests	(48)		—		(48)
Less: dividends and accretion of Series A Preferred Stock	(1,974)		—		(1,974)
Earnings (loss) attributable to common shareholders	(6,539)	(0.08)	1,391	0.02	(5,148)	(0.06)

Adjusted for:
Equipment start-up costs(h)	730		—		730
Costs related to Value Creation Plan(i)	669		(30)		639
Product withdrawal and recall costs(j)	122		—		122
Other(k)	122		—		122
Recovery of product withdrawal costs(l)	(1,200)		—		(1,200)
Net income tax effect(g)	(258)		8		(250)
Adjusted earnings (loss)	(6,354)	(0.07)	1,369	0.02	(4,985)	(0.06)

(a)

Reflects employee retention and relocation costs of $0.8 million, and professional fees of $0.2 million recorded in SG&A expenses; and employee termination costs of $0.7 million recorded in other expense.

(b)	Reflects costs related to the expansion of our Allentown, Pennsylvania, aseptic beverage facility, which were recorded in cost of goods sold.
(c)	Reflects legal fees incurred in connection with the sale of the soy and corn business, which were recorded in other expense.
(d)	Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold.
(e)	Other included gain/loss of sale of assets and business development costs, which were recorded in other expense.
(f)	Reflects a gain related to a project cancellation, which was recorded in other income.
(g)

Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 27% for the quarter ended June 29, 2019 (June 30, 2018 – 26%) on adjusted earnings/loss before tax.

(h)	Reflects costs related to the start-up of new roasting equipment, which were recorded in cost of goods sold.
(i)	Reflects professional fees of $0.3 million recorded in SG&A expenses; and asset impairment, facility closure and employee termination costs of $0.3 million recorded in other expense.
SUNOPTA INC.	36	June 29, 2019 10-Q

(j)

Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, which were recorded in other expense.

(k)	Other included the accretion of contingent consideration obligations and gain/loss on the sale of assets, which were recorded in other expense/income.
(l)

Reflects the recovery from a third-party supplier of $1.2 million of costs we incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

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

(3)

We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors’ understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation and asset impairment charges, as well as other unusual items that affect the comparability of operating performance. We also use this measure to review and assess our progress under the Value Creation Plan and to assess operating performance in connection with our employee incentive programs. In addition, we are subject to certain restrictions on incurring additional indebtedness based on availability and metrics that include in their calculation a measure of EBITDA. We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)). The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of the disposals of the soy and corn business, and flexible resealable pouch and nutrition bar operations on our consolidated results for the periods presented. We believe this presentation assists investors in assessing the results of the operations we have disposed and the effect of those operations on our financial performance.

	Excluding
	disposed operations	Disposed operations	Consolidated
For the quarter ended	$	$	$
June 29, 2019
Net loss	(8,766)	(146)	(8,912)
Recovery of income taxes	(2,269)	(55)	(2,324)
Interest expense, net	8,254	—	8,254
Other expense, net	244	201	445
Total segment operating loss	(2,537)	—	(2,537)
Depreciation and amortization	8,186	—	8,186
Stock-based compensation	2,999	—	2,999
Costs related to Value Creation Plan(a)	954	—	954
Plant expansion costs(b)	311	—	311
Contract manufacturer transition costs(c)	201	—	201
Adjusted EBITDA	10,114	—	10,114

June 30, 2018
Net earnings (loss)	(4,517)	1,391	(3,126)
Provision for (recovery of) income taxes	(1,808)	518	(1,290)
Interest expense (income), net	8,501	(27)	8,474
Other expense (income), net	613	(30)	583
Total segment operating income	2,789	1,852	4,641
Depreciation and amortization	7,972	217	8,189
Stock-based compensation	2,104	—	2,104
Equipment start-up costs(d)	730	—	730
Costs related to Value Creation Plan(a)	300	—	300
Recovery of product withdrawal costs(e)	(1,200)	—	(1,200)
Adjusted EBITDA	12,695	2,069	14,764

(a)

For the second quarter of 2019, reflects employee retention and relocation costs of $0.8 million, and professional fees of $0.2 million recorded in SG&A expenses. For the second quarter of 2018, reflects professional fees of $0.3 million recorded in SG&A expenses.

(b)	Reflects costs related to the expansion of our Allentown, Pennsylvania, aseptic beverage facility, which were recorded in cost of goods sold.
(c)	Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold.
(d)	Reflects costs related to the start-up of new roasting equipment, which were recorded in cost of goods sold.
(e)

Reflects the recovery from a third-party supplier of $1.2 million of costs we incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

Although we use adjusted EBITDA as a measure to assess the performance of our business and for the other purposes set forth above, this measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

SUNOPTA INC.	37	June 29, 2019 10-Q

•	adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest payments on our indebtedness;

•	adjusted EBITDA does not include the recovery/payment of taxes, which is a necessary element of our operations;

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

(4)

In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor’s ability to derive meaningful period-over-period comparisons and trends from our results of operations. In particular, we evaluate our revenues on a basis that excludes the effects of fluctuations in commodity pricing and foreign exchange rates. In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis. These items are identified above under footnote (2), and below in the discussion of our results of operations. These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not be considered in isolation of, or as substitutes for an analysis of our results as reported under U.S. GAAP.

Revenues for the quarter ended June 29, 2019 decreased by 8.2% to $293.0 million from $319.3 million for the quarter ended June 30, 2018. Excluding the impact on revenues of the sale of the soy and corn business, the exit from flexible resealable pouch and nutrition bar product lines, and the acquisition of Sanmark (a net decrease in revenues of $27.3 million), changes in foreign exchange rates (a decrease in revenues of $2.4 million) and commodity-related pricing (a decrease in revenues of $1.4 million), and a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $2.2 million), revenues increased by 2.4% in the second quarter of 2019, compared with the second quarter of 2018. The increase in revenues on an adjusted basis reflected the expansion of aseptic beverage offerings, and higher volumes of fruit snack products and internationally-sourced organic ingredients. These increases were offset by reduced demand for fruit ingredients from yogurt producers and modest declines in volumes and pricing for frozen fruit, in addition to lower volumes of sunflower inshell and kernel.

Gross profit decreased $7.0 million, or 20.4%, to $27.3 million for the quarter ended June 29, 2019, compared with $34.3 million for the quarter ended June 30, 2018. As a percentage of revenues, gross profit for the quarter ended June 29, 2019 was 9.3% compared to 10.8% for the quarter ended June 30, 2018, a decrease of 1.5% . Excluding the gross profit impact of the sale of the soy and corn business and the exit from flexible resealable pouch and nutrition bar product lines, as well as plant expansion and contract manufacturing transition costs of $0.5 million in the second quarter of 2019, and the recovery from a supplier of previously-incurred product withdrawal costs of $1.2 million, less equipment start-up costs of $0.7 million in the second quarter of 2018, the gross profit percentage for the second quarter of 2019 would have been approximately 9.5%, compared with 10.7% for the second quarter of 2018. The decline in the gross profit percentage on an adjusted basis was mainly due to lower profitability within our frozen fruit operations, including the impact of a weather-related shortfall of strawberry supply that resulted in higher fruit purchase prices and reduced production volumes and related inefficiencies as described below for the Consumer Products segment.

Global Ingredients accounted for $1.7 million of the decrease in gross profit, driven primarily by the sale of the soy and corn business (a decrease in gross profit of $2.8 million), offset by higher sales volumes of organic ingredients. Excluding the impact of the sale of the soy and corn business, the gross profit percentage for Global Ingredients would have been 10.4% and 9.8% in the second quarters of 2019 and 2018, respectively, which reflected the stabilization of our sunflower and roasting operations, and an improved margin profile within our international organic ingredients operations driven by a $4.3 million reduction in foreign exchange losses on U.S. dollar-denominated raw material purchase contracts, offset by a $3.1 million unfavorable cocoa hedging result, together with reduced pricing spreads and manufacturing inefficiencies for certain organic ingredients. In the second quarter of 2019, we recognized a loss of $1.3 million on futures contacts used to manage our exposure to changes in cocoa prices on our physical organic cocoa position, compared with a gain of $1.8 million in the second quarter of 2018.

Consumer Products accounted for $5.3 million of the decrease in gross profit, mainly reflecting the impact of a significant shortfall in strawberries serving the freezer market due to poor weather conditions in both central Mexico and California, which resulted in commodity price inflation and unfavorable production variances within our frozen fruit operations due to lower plant utilization and the rework of bulk inventories to meet customer demand. The negative impact to gross profit of frozen fruit from the weather-related shortfall was estimated to be $3.6 million in the second quarter of 2019. Overall, the Healthy Fruit platform contributed no meaningful gross profit in the second quarter of 2019 and reported a decline in gross profit of $6.1 million from the second quarter of 2018. Offsetting the negative Healthy Fruit results was a favorable impact within the Healthy Beverage and Snacks platforms of improved plant utilization due to higher sales demand and productivity-driven cost savings.

SUNOPTA INC.	38	June 29, 2019 10-Q

For the quarter ended June 29, 2019, we realized a segment operating loss of $2.5 million, compared with segment operating income of $4.6 million for the quarter ended June 30, 2018. The decrease in segment operating income reflected lower overall gross profit, as described above, and a $0.3 million increase in consolidated SG&A expenses. The increase in SG&A expenses reflected higher overall employee compensation-related costs, offset by SG&A reductions related to the sale of the soy and corn business and rationalized overhead, together with other cost reduction measures. Excluding the operating results of the soy and corn business and flexible resealable pouch and nutrition bar operations, as well as SG&A costs incurred and expensed related to the Value Creation Plan and other items identified above affecting gross profit, the segment operating loss would have been $1.1 million in the second quarter of 2019, compared with segment operating income of $2.8 million in the second quarter of 2018.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other expense for the quarter ended June 29, 2019 of $0.4 million reflected employee termination costs of $0.7 million associated with the Value Creation Plan and $0.2 million of legal fees associated with the sale of the soy and corn business, offset by a $0.5 million gain related to a project cancellation. Other expense for the quarter ended June 30, 2018 of $0.6 million reflected facility closure costs, asset impairment charges and employee termination costs associated with the Value Creation Plan.

Interest expense decreased by $0.2 million to $8.3 million for the quarter ended June 29, 2019, compared with $8.5 million for the quarter ended June 30, 2018. Interest expense included the amortization of debt issuance costs of $0.7 million and $0.6 million for the second quarters of 2019 and 2018, respectively.

We recognized a recovery of income tax of $2.3 million for the quarter ended June 29, 2019, compared with a recovery of income taxes of $1.3 million for the quarter ended June 30, 2018. The effective tax rate was 20.7% for the second quarter of 2019, compared with 29.2% for the second quarter of 2018.

On a consolidated basis, we realized a loss attributable to common shareholders of $11.1 million (diluted loss per share of $0.13) for the quarter ended June 29, 2019, compared with a loss attributable to common shareholders of $5.1 million (diluted loss per share of $0.06) for the quarter ended June 30, 2018.

For the quarter ended June 29, 2019, adjusted loss was $9.0 million, or $0.10 per diluted share, on a consolidated basis, compared with adjusted loss of $5.0 million, or $0.06 per diluted share, on a consolidated basis for the quarter ended June 30, 2018. Excluding the results of the disposed soy and corn, flexible resealable pouch and nutrition bar operations, adjusted loss was $9.0 million, or $0.10 per diluted share, for the quarter ended June 29, 2019, compared with adjusted loss of $6.4 million, or $0.07 per diluted share, for the quarter ended June 30, 2018. Adjusted EBITDA for the quarter ended June 29, 2019 was $10.1 million on a consolidated basis, compared with $14.8 million on a consolidated basis for the quarter ended June 30, 2018. Excluding disposed operations, adjusted EBITDA for the quarter ended June 29, 2019 was $10.1 million, compared with $12.7 million for the quarter ended June 30, 2018. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	39	June 29, 2019 10-Q

Segmented Operations Information

Global Ingredients
For the quarter ended	June 29, 2019	June 30, 2018	Change	% Change

Revenues	$117,007	$146,685	$(29,678)	-20.2%
Gross profit	11,762	13,464	(1,702)	-12.6%
Gross profit %	10.1%	9.2%		0.9%

Operating income	$3,345	$2,965	$380	12.8%
Operating income %	2.9%	2.0%		0.9%

Global Ingredients contributed $117.0 million in revenues for the quarter ended June 29, 2019, compared to $146.7 million for the quarter ended June 30, 2018, a decrease of $29.7 million, or 20.2% . Excluding the impact on revenues of the sale of the soy and corn business and acquisition of Sanmark (a net decrease in revenues of $26.8 million) and commodity-related pricing and foreign exchange rate movements (a decrease in revenues of $4.5 million), Global Ingredients revenues increased approximately 1.4% . The table below explains the decrease in reported revenues:

Global Ingredients Revenue Changes
Revenues for the quarter ended June 30, 2018	$146,685
Impact of the sale of the soy and corn business	(29,543)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S.
dollar period-over-period	(2,419)
Decreased commodity pricing for internationally-sourced organic ingredients, offset by
increased commodity pricing for domestically-sourced sunflower	(2,094)
Increased trading volumes of internationally-sourced organic ingredients including oils (which included incremental revenues of Sanmark from the date of acquisition), nuts, coffee and cocoa, together with higher volumes of roasted snacks and ingredients, and retail birdfeed, offset by lower volumes of organic grains, fruits and vegetables, sugars and liquid sweeteners,
together with lower volumes of sunflower inshell and kernel	4,378
Revenues for the quarter ended June 29, 2019	$117,007

Gross profit in Global Ingredients decreased by $1.7 million to $11.8 million for the quarter ended June 29, 2019, compared to $13.5 million for the quarter ended June 30, 2018, and the gross profit percentage increased by 0.9% to 10.1% . Excluding the impact on gross profit of the sale of the soy and corn business, the gross profit percentage would have been 10.1% and 9.1% in the second quarters of 2019 and 2018, respectively. The increase in gross profit percentage excluding the soy and corn business reflected the stabilization of our sunflower and roasting operations, and an improved margin profile within our international organic ingredients operations driven by a net favorable foreign exchange and commodity hedging result, offset by reduced pricing spreads and manufacturing inefficiencies for certain organic ingredients. The table below explains the decrease in gross profit:

SUNOPTA INC.	40	June 29, 2019 10-Q

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended June 30, 2018	$13,464
Impact of the sale of the soy and corn business	(2,778)
Unfavorable cocoa commodity hedging result within our international organic ingredients and lower pricing spreads for certain organic ingredients, including fruits and vegetables, animal feed and sugars, together with lower sales and production volumes for sunflower inshell and kernel, offset by increased trading volumes and higher pricing spreads on coffee and oils, together with higher pricing and volumes for
roasted snacks and ingredients, and birdfeed	(2,460)
Increased spending and lower utilization related to the recently commissioned second cocoa processing line within our international organic ingredients operations, and lower yields for organic sunflower oil and sesame seed production due to the quality of the
raw material inputs	(754)
Decrease in foreign exchange losses on U.S. dollar-denominated raw material purchase
contracts within our international organic ingredients operations	4,290
Gross profit for the quarter ended June 29, 2019	$11,762

Operating income in Global Ingredients increased by $0.4 million, or 12.8%, to $3.3 million for the quarter ended June 29, 2019, compared to $3.0 million for the quarter ended June 30, 2018. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended June 30, 2018	$2,965
Decrease in corporate cost allocations due to the sale of soy and corn business	1,231
SG&A reductions from the sale of the soy and corn business and favorable foreign exchange impact on euro-denominated SG&A expenses, partially offset by higher employee-related compensation costs within our international organic ingredients
operations	968
Decrease in gross profit, as explained above	(1,702)
Decrease of $0.9 million in marked-to-market gains related to forward currency contracts within our international organic ingredients operations, offset by net foreign exchange gains on the revaluation of U.S. dollar-denominated receivable and payable
balances	(117)
Operating income for the quarter ended June 29, 2019	$3,345

Looking forward, we believe Global Ingredients is well positioned in the growing organic food and non-GMO categories. Having completed the sale of our soy and corn business, which formed part of Global Ingredients, we intend to focus our efforts on growing our international organic sourcing and supply capabilities and leveraging these capabilities internally with forward and backward integration where opportunities exist. The acquisition of Sanmark is expected to contribute annualized revenues of approximately $10 million and EBITDA of approximately $1 million. In addition, in the second half of 2019, we expect improved throughput from our expanded organic cocoa operations and we plan to open a new organic avocado oil facility located in Ethiopia. However, we also anticipate market pressures in certain categories of organic ingredients that may negatively impact margin profiles, and we expect that a lack of supply of quality raw materials may negatively impact production within our international sunflower oil and sesame seed processing operations. Within our domestic sunflower business, we expect global competition on price and supply to remain strong, which may continue to negatively impact the margin profile of this business. In addition, underutilization of the new roasting line is expected to continue throughout 2019. We continue to pursue new business opportunities in an effort to improve utilization of the roasting line. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our ingredient expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	41	June 29, 2019 10-Q

Consumer Products
For the quarter ended	June 29, 2019	June 30, 2018	Change	% Change

Revenues	$175,997	$172,623	$3,374	2.0%
Gross profit	15,565	20,882	(5,317)	-25.5%
Gross profit %	8.8%	12.1%		-3.3%

Operating income (loss)	$(1,213)	$4,762	$(5,975)	-125.5%
Operating income (loss) %	-0.7%	2.8%		-3.5%

Consumer Products contributed $176.0 million in revenues for the quarter ended June 29, 2019, compared to $172.6 million for the quarter ended June 30, 2018, a $3.4 million, or 2.0% increase. Excluding the impact on revenues of a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $2.2 million), changes in raw fruit commodity-related pricing (an increase in revenues of $0.6 million), and sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $0.5 million), Consumer Products revenues increased approximately 3.1% . The table below explains the increase in reported revenues:

Consumer Products Revenue Changes
Revenues for the quarter ended June 30, 2018	$172,623
Higher sales volumes of everyday broth offerings, plant-based beverages and extraction
volumes	7,452
Higher volumes of fruit snack products due in part to increased customer promotions	2,000
Reduced frozen fruit volumes with certain customers and the impact of strategic pricing reductions taken in 2018 on frozen fruit to maintain distribution volumes, in addition to
reduced volumes of fruit ingredients due to lower demand for yogurt bases	(3,413)
Lower revenues due the change to a co-manufacturing agreement with a customer	(2,178)
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(487)
Revenues for the quarter ended June 29, 2019	$175,997

Gross profit in Consumer Products decreased by $5.3 million to $15.6 million for the quarter ended June 29, 2019, compared to $20.9 million for the quarter ended June 30, 2018, and the gross profit percentage decreased by 3.3% to 8.8% . The decrease in the gross profit percentage primarily reflected the impact of higher commodity pricing for frozen fruit due to the weather-related shortage of strawberries, together with unfavorable production variances within our frozen fruit operations due to lower plant utilization and rework of bulk inventories to meet customer demand, offset by strong volumes and productivity-driven cost savings within the Healthy Beverage and Healthy Snacks platforms, together with an improved operational performance at our fruit ingredient operations. The weather-related impact to gross profit from frozen fruit was estimated to be $3.6 million in the second quarter of 2019, or approximately a negative 2.0% impact on the gross profit percentage. The table below explains the decrease in gross profit:

SUNOPTA INC.	42	June 29, 2019 10-Q

Consumer Products Gross Profit Changes
Gross profit for the quarter ended June 30, 2018	$20,882
Modest declines in volumes and pricing for frozen fruit, together with the estimated $3.6 million impact of the strawberry shortage due to higher commodity pricing and costs associated with reduced plant utilization and rework of bulk inventories, in addition to the impact of a claim recovery from a supplier in the second quarter of
2018 for $1.2 million, offset by improved operational performance for fruit ingredients	(6,094)
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(258)
Higher sales volumes, plant utilization and productivity improvements for aseptic beverage and fruit snack products, offset by a $0.9 million expense related to an isolated raw material spoilage event in our aseptic beverage operations, together with incremental freight costs associated with initial stocking for customer broth launches, and increased costs for premium juice products associated with new contract
manufacturing agreements	1,035
Gross profit for the quarter ended June 29, 2019	$15,565

Operating income in Consumer Products decreased by $6.0 million to an operating loss of $1.2 million for the quarter ended June 29, 2019, compared to operating income of $4.8 million for the quarter ended June 30, 2018. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended June 30, 2018	$4,762
Decrease in gross profit, as explained above	(5,317)
Increase in corporate cost allocations due to the centralization of transactional and other support functions for the Healthy Fruit platform (offset by the headcount reductions below) and realignment of Corporate
Services resources following the sale of the soy and corn business	(2,051)
Headcount reductions within the Healthy Fruit platform due to the centralization of
transactional and other support functions, as well as other SG&A expense reductions	1,393
Operating loss for the quarter ended June 29, 2019	$(1,213)

Looking forward we believe Consumer Products remains well-positioned in markets with long-term growth potential. We currently expect revenues and gross profit from the Healthy Beverage and Healthy Snacks platforms in 2019 to outperform the prior year. The expansion of our Allentown, Pennsylvania, aseptic beverage facility was completed in July 2019 adding incremental processing and filling capacity, and we have announced a 2020 investment project to expand our plant-based extraction capabilities. The weather-related shortfall of strawberry freezer supply in 2019 from both Mexico and California is expected to continue to have a significant negative impact on revenues and margins in our frozen fruit business through the second half of 2019 and into the first half 2020, due to the effects of higher input prices, production inefficiencies and rework of bulk inventories. We are taking steps to source additional fruit from alternative regions and to recover the increased commodity costs through higher sales pricing to customers. In addition, changing consumer preferences in the yogurt category are expected to continue to negatively impact our fruit ingredients business. We continue to focus our efforts on (i) leveraging our sales and marketing resources to create greater channel specific focus on retail and foodservice to increase opportunities to diversify our portfolio and drive incremental sales volume; (ii) continuing to invest in our facilities to enhance quality, safety, capacity, and manufacturing efficiency to drive both incremental sales and cost reduction, including investments in automation and supply chain efficiencies in our frozen fruit operations, which are expected to be phased in over two crop seasons; (iii) executing procurement and supply chain cost reduction initiatives focused on leveraging our buying power and creating increased network efficiency in our planning and logistics efforts; and (iv) leveraging our innovation capabilities to bring new value-added packaged products and processes to market and to increase our capacity utilization across Consumer Products. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including unfavorable shifts in consumer preferences, increased competition, realization of sales pricing initiatives, availability and field pricing for fruit, availability and pricing of other raw material supplies, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	43	June 29, 2019 10-Q

Corporate Services
For the quarter ended	June29, 2019	June 30, 2018	Change	% Change

Operating loss	$(4,669)	$(3,086)	$(1,583)	-51.3%

Operating loss at Corporate Services increased by $1.6 million to $4.7 million for the quarter ended June 29, 2019, compared to a loss of $3.1 million for the quarter ended June 30, 2018. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended June 30, 2018	$(3,086)
Incremental expense associated with headcount additions during fiscal 2018, higher employee-related variable compensation, and salary increases, offset by lower employee-related benefit costs, and favorable foreign exchange impact on Canadian
dollar-denominated SG&A expenses	(1,511)
Increased stock-based compensation costs related to the initiation of an equity-based
annual bonus plan for most employees in 2019	(892)
Increase in corporate cost allocations to SunOpta operating segments	820
Operating loss for the quarter ended June 29, 2019	$(4,669)

Corporate cost allocations mainly consist of salaries of corporate personnel who directly support the operating segments, as well as costs related to the enterprise resource management system. These expenses are allocated to the operating segments based on (1) specific identification of allocable costs that represent a service provided to each segment and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and the number of people employed within each segment.

SUNOPTA INC.	44	June 29, 2019 10-Q

Consolidated Results of Operations for the two quarters ended June 29, 2019 and June 30, 2018

For the two quarters ended	June 29, 2019	June 30, 2018	Change	Change
	$	$	$	%
Revenues
Global Ingredients	245,050	283,016	(37,966)	-13.4%
Consumer Products	353,229	348,944	4,285	1.2%
Total revenues	598,279	631,960	(33,681)	-5.3%

Gross profit
Global Ingredients	24,634	28,099	(3,465)	-12.3%
Consumer Products	30,899	39,931	(9,032)	-22.6%
Total gross profit	55,533	68,030	(12,497)	-18.4%

Segment operating income (loss)(1)
Global Ingredients	8,068	6,067	2,001	33.0%
Consumer Products	(2,551)	8,078	(10,629)	-131.6%
Corporate Services	(7,734)	(7,841)	107	1.4%
Total segment operating income (loss)	(2,217)	6,304	(8,521)	-135.2%

Other expense (income), net	(43,067)	181	(43,248)	n/m

Earnings before the following	40,850	6,123	34,727	567.2%
Interest expense, net	16,993	16,694	299	1.8%
Provision for (recovery of) income taxes	7,174	(2,983)	10,157	340.5%
Net earnings (loss)(2),(3)	16,683	(7,588)	24,271	319.9%
Earnings (loss) attributable to non-controlling interests	89	(51)	140	274.5%
Earnings (loss) attributable to SunOpta Inc.	16,594	(7,537)	24,131	320.2%
Dividends and accretion on Series A Preferred Stock	(3,996)	(3,941)	(55)	-1.4%

Earnings (loss) attributable to common
shareholders(4)	12,598	(11,478)	24,076	209.8%

(1)

The following table presents a reconciliation of segment operating income/loss to earnings/loss before the following, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended June 29, 2019 and June 30, 2018" table regarding the use of this non-GAAP measure).

	Global	Consumer	Corporate	Consol-
	Ingredients	Products	Services	idated
For the two quarters ended	$	$	$	$
June 29, 2019
Segment operating income (loss)	8,068	(2,551)	(7,734)	(2,217)
Other income (expense), net	44,683	(777)	(839)	43,067
Earnings (loss) before the following	52,751	(3,328)	(8,573)	40,850

June 30, 2018
Segment operating income (loss)	6,067	8,078	(7,841)	6,304
Other expense, net	(1,252)	1,217	(146)	(181)
Earnings (loss) before the following	4,815	9,295	(7,987)	6,123

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

(2)

The following table presents a reconciliation of adjusted earnings/loss from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended June 29, 2019 and June 30, 2018" table regarding the use of this non-GAAP measure). In addition, in recognition of the sale of the soy and corn business (as described above under the heading "Sale of Soy and Corn Business"), and our exit from flexible resealable pouch and nutrition bar product lines and operations (as described above under the heading "Value Creation Plan"), we have prepared this table in a columnar format to present the effect of the disposal of these operations on our consolidated results for the current and comparative periods. We believe this presentation assists investors in assessing the results of the operations we have disposed and the effect of those operations on our financial performance.

SUNOPTA INC.	45	June 29, 2019 10-Q

	Excluding
	disposed operations		Disposed operations			Consolidated
		Per Diluted		Per Diluted		Per Diluted
		Share		Share		Share
For the two quarters ended	$	$	$	$	$	$
June 29, 2019
Net earnings (loss)	(15,967)		32,650		16,683
Less: earnings attributable to non-controlling interests	(89)		—		(89)
Less: dividends and accretion of Series A Preferred Stock	(3,996)		—		(3,996)
Earnings (loss) attributable to common shareholders	(20,052)	(0.23)	32,650	0.37	12,598	0.14

Adjusted for:
Gain on sale of soy and corn business(a)	—		(45,378)		(45,378)
Costs related to the Value Creation Plan(b)	3,533		—		3,533
Plant expansion costs(c)	311		—		311
Contract manufacturer transition costs(d)	289		—		289
Product withdrawal and recall costs(e)	260		—		260
Other(f)	182		—		182
Project cancellation(g)	(507)		—		(507)
Net income tax effect(h)	(615)		12,434		11,819
Adjusted loss	(16,599)	(0.19)	(294)	—	(16,893)	(0.19)

June 30, 2018
Net earnings (loss)	(8,937)		1,349		(7,588)
Add: loss attributable to non-controlling interests	51		—		51
Less: dividends and accretion of Series A Preferred Stock	(3,941)		—		(3,941)
Earnings (loss) attributable to common shareholders	(12,827)	(0.15)	1,349	0.02	(11,478)	(0.13)

Adjusted for:
Costs related to Value Creation Plan(i)	1,653		1,181		2,834
Equipment start-up costs(j)	730		—		730
Product withdrawal and recall costs(e)	445		—		445
Other(k)	115		—		115
Fair value adjustment on contingent consideration(l)	(2,500)		—		(2,500)
Recovery of product withdrawal costs(m)	(1,200)		—		(1,200)
Net income tax effect(h)	(37)		(307)		(344)
Adjusted earnings (loss)	(13,621)	(0.16)	2,223	0.03	(11,398)	(0.13)

(a)	Reflects the recognized gain on sale of the soy and corn business, pending finalization of certain post-closing adjustments, which was recorded in other income.
(b)

Reflects employee retention and relocation costs of $0.9 million, and professional fees of $0.3 million recorded in SG&A expenses; and employee termination costs of $3.5 million, recruitment costs of $0.6 million, and facility closure costs of $0.3 million, net of the reversal of $2.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees, all recorded in other expense.

(c)	Reflects costs related to the expansion of our Allentown, Pennsylvania, aseptic beverage facility, which were recorded in cost of goods sold.
(d)	Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold.
(e)

Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, which were recorded in other expense.

(f)	Other included insurance deductibles, gain/loss of sale of assets, and business development costs, which were recorded in other expense.
(g)	Reflects a gain related to a project cancellation, which was recorded in other income.
(h)

Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 27% for the two quarters ended June 29, 2019 (June 30, 2018 – 26%) on adjusted earnings/loss before tax.

(i)

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

(j)	Reflects costs related to the start-up of new roasting equipment, which were recorded in cost of goods sold.
(k)	Other included the accretion of contingent consideration obligations and gain/loss on the sale of assets, which were recorded in other expense/income.
SUNOPTA INC.	46	June 29, 2019 10-Q

(l)

Reflects a fair value adjustment of $2.5 million to reduce the contingent consideration obligation related to a prior business acquisition, based on the results for the business in fiscal 2018, which was recorded in other income.

(m)

Reflects the recovery from a third-party supplier of $1.2 million of costs we incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(3)

The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended June 29, 2019 and June 30, 2018" table regarding the use of this non-GAAP measure). In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of the disposals of the soy and corn business, and flexible resealable pouch and nutrition bar operations on our consolidated results for the periods presented. We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

	Excluding
	disposed operations	Disposed operations	Consolidated
For the two quarters ended	$	$	$
June 29, 2019
Net earnings (loss)	(15,967)	32,650	16,683
Provision for (recovery of) income taxes	(5,148)	12,322	7,174
Interest expense, net	16,993	—	16,993
Other expense (income), net	2,311	(45,378)	(43,067)
Total segment operating income (loss)	(1,811)	(406)	(2,217)
Depreciation and amortization	16,359	129	16,488
Stock-based compensation(a)	4,938	—	4,938
Costs related to Value Creation Plan(b)	1,157	—	1,157
Plant expansion costs(c)	311	—	311
Contract manufacturer transition costs(d)	289	—	289
Adjusted EBITDA	21,243	(277)	20,966

June 30, 2018
Net earnings (loss)	(8,937)	1,349	(7,588)
Provision for (recovery of) income taxes	(3,510)	527	(2,983)
Interest expense (income), net	16,736	(42)	16,694
Other expense (income), net	(998)	1,179	181
Total segment operating income	3,291	3,013	6,304
Depreciation and amortization	15,900	430	16,330
Stock-based compensation	4,275	—	4,275
Equipment start-up costs(e)	730	—	730
Costs related to Value Creation Plan(b)	713	—	713
Recovery of product withdrawal costs(f)	(1,200)	—	(1,200)
Adjusted EBITDA	23,709	3,443	27,152

(a)

For the first half of 2019, stock-based compensation of $4.9 million was recorded in SG&A expenses, and the reversal of $2.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(b)

For the first half of 2019, reflects employee retention and relocation costs of $0.9 million, and professional fees of $0.3 million recorded in SG&A expenses. For the first half of 2018, reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; and professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses.

(c)	Reflects costs related to the expansion of our Allentown, Pennsylvania, aseptic beverage facility, which were recorded in cost of goods sold.
(d)	Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold.
(e)	Reflects costs related to the start-up of new roasting equipment, which were recorded in cost of goods sold.
(f)

Reflects the recovery from a third-party supplier of $1.2 million of costs we incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold. Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(4)

Refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended June 29, 2019 and June 30, 2018" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the two quarters ended June 29, 2019 decreased by 5.3% to $598.3 million from $632.0 million for the two quarters ended June 30, 2018. Excluding the impact on revenues of the sale of the soy and corn business, the exit from flexible resealable pouch and nutrition bar product lines, and the acquisition of Sanmark (a net decrease in revenues of $41.0 million), changes in foreign exchange rates (a decrease in revenues of $7.0 million) and commodity-related pricing (a decrease in revenues of $6.3 million), and a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $4.5 million), revenues increased by 4.3% in the first half of 2019, compared with the first half of 2018. The increase in revenues on an adjusted basis reflected the expansion of aseptic beverage offerings, and higher volumes of fruit snack products and internationally-sourced organic ingredients. These increases were offset by reduced demand for fruit ingredients from yogurt producers and foodservice customers, and modest declines in volumes and pricing for frozen fruit, in addition to lower volumes of sunflower inshell and kernel.

SUNOPTA INC.	47	June 29, 2019 10-Q

Gross profit decreased $12.5 million, or 18.4%, to $55.5 million for the two quarters ended June 29, 2019, compared with $68.0 million for the two quarters ended June 30, 2018. As a percentage of revenues, gross profit for the two quarters ended June 29, 2019 was 9.3% compared to 10.8% for the two quarters ended June 30, 2018, a decrease of 1.5% . Excluding the gross profit impact of the sale of the soy and corn business and the exit from flexible resealable pouch and nutrition bar product lines, as well as plant expansion and contract manufacturing transition costs of $0.6 million in the first half of 2019, and the recovery from a supplier of previously-incurred product withdrawal costs of $1.2 million, less equipment start-up costs of $0.7 million and the write-down of $0.1 million of flexible resealable pouch and nutrition bar inventories in the first half of 2018, the gross profit percentage for the first half of 2019 would have been approximately 9.5%, compared with 10.7% for the first half of 2018. The decline in the gross profit percentage on an adjusted basis was mainly due to lower profitability within our frozen fruit operations, including the impact of a weather-related shortfall of strawberry supply that resulted in higher fruit purchase prices and reduced production volumes and related inefficiencies as described below for the Consumer Products segment.

Global Ingredients accounted for $3.5 million of the decrease in gross profit, driven primarily by the sale of the soy and corn business (a decrease in gross profit of $5.2 million), offset by higher sales volumes of organic ingredients. Excluding the impact of the sale of the soy and corn business, the gross profit percentage for Global Ingredients would have been 10.4% and 9.8% in the first half of 2019 and 2018, respectively, which reflected the stabilization of our sunflower and roasting operations, and an improved margin profile within our international organic ingredients operations driven by a $4.1 million reduction in foreign exchange losses on U.S. dollar-denominated raw material purchase contracts, together with a $1.6 million reduction in commodity hedging losses, offset by reduced pricing spreads and manufacturing inefficiencies for certain organic ingredients. In the first half of 2019, we recognized a loss of $0.1 million on futures contacts used to manage our exposure to changes in cocoa prices on our physical organic cocoa position, compared with a loss of $1.7 million in the first half of 2018.

Consumer Products accounted for $9.0 million of the decrease in gross profit, mainly reflecting the impact of a significant shortfall in strawberries serving the freezer market due to poor weather conditions in both central Mexico and California, which resulted in commodity price inflation and unfavorable production variances within our frozen fruit operations due to lower plant utilization and the rework of bulk inventories to meet customer demand. The negative impact to gross profit of frozen fruit from the weather-related shortfall was estimated to be $5.2 million in the first half of 2019. Overall, the Healthy Fruit platform contributed no meaningful gross profit in the first half of 2019 and reported a decline in gross profit of $10.8 million from the first half of 2018. Offsetting the negative Healthy Fruit results was a favorable impact within the Healthy Beverage and Snacks platforms of improved plant utilization due to higher sales demand and productivity-driven cost savings.

For the two quarters ended June 29, 2019, we realized a segment operating loss of $2.2 million, compared with segment operating income of $6.3 million for the two quarters ended June 30, 2018. The decrease in segment operating income reflected lower overall gross profit, as described above, partially offset by a $1.7 million decrease in SG&A expenses and a favorable foreign exchange impact of $2.1 million (including a $0.2 million favorable result related to forward currency contracts within our international organic ingredients operations). The decrease in SG&A expenses reflected the sale of the soy and corn business and rationalized overhead, and other cost reduction measures, offset by higher employee compensation-related costs. Excluding the operating results of the soy and corn business and flexible resealable pouch and nutrition bar operations, as well as SG&A costs incurred and expensed related to the Value Creation Plan and other items identified above affecting gross profit, the segment operating loss would have been $0.1 million in the first half of 2019, compared with segment operating income of $3.7 million in the first half of 2018.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information".

Other income for the two quarters ended June 29, 2019 of $43.1 million reflected the pre-tax gain on sale of the soy and corn business of $45.6 million, the reversal of $2.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees, offset by a $0.5 million gain related to a project cancellation. These other income amounts were offset mainly by employee termination and recruitment costs of $4.2 million associated with the sale of the soy and corn business and Value Creation Plan, including costs related to our CEO transition in the first half of 2019. Other expense for the two quarters ended June 30, 2018 of $0.2 million reflected facility closure costs, asset impairment charges and employee termination costs of $2.1 million associated with the Value Creation Plan, and product withdrawal and recall costs of $0.4 million, offset by a $2.5 million reduction to the remaining contingent consideration obligation that arose from a prior business acquisition.

SUNOPTA INC.	48	June 29, 2019 10-Q

Interest expense increased by $0.3 million to $17.0 million for the two quarters ended June 29, 2019, compared with $16.7 million for the two quarters ended June 30, 2018. Interest expense included the amortization of debt issuance costs of $1.3 and $1.2 million in the first two quarters of 2019 and 2018, respectively.

We recognized a provision of income tax of $7.2 million for the two quarters ended June 29, 2019, compared with a recovery of income taxes of $3.0 million for the two quarters ended June 30, 2018. The effective tax rate was 30.0% for the first half of 2019, compared with 28.2% for the first half of 2018.

On a consolidated basis, we realized earnings attributable to common shareholders of $12.6 million (diluted earnings per share of $0.14) for the two quarters ended June 29, 2019, compared with a loss attributable to common shareholders of $11.5 million (diluted loss per share of $0.13) for the two quarters ended June 30, 2018.

For the two quarters ended June 29, 2019, adjusted loss was $16.9 million, or $0.19 per diluted share, on a consolidated basis, compared with adjusted loss of $11.4 million, or $0.13 per diluted share, on a consolidated basis for the two quarters ended June 30, 2018. Excluding the results of the disposed soy and corn, flexible resealable pouch and nutrition bar operations, adjusted loss was $16.6 million, or $0.19 per diluted share, for the two quarters ended June 29, 2019, compared with adjusted loss of $13.6 million, or $0.16 per diluted share, for the two quarters ended June 30, 2018. Adjusted EBITDA for the two quarters ended June 29, 2019 was $21.0 million on a consolidated basis, compared with $27.2 million on a consolidated basis for the two quarters ended June 30, 2018. Excluding disposed operations, adjusted EBITDA for the two quarters ended June 29, 2019 was $21.2 million, compared with $23.7 million for the two quarters ended June 30, 2018. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Global Ingredients
For the two quarters ended	June 29, 2019	June 30, 2018	Change	% Change

Revenues	$245,050	$283,016	$(37,966)	-13.4%
Gross profit	24,634	28,099	(3,465)	-12.3%
Gross profit %	10.1%	9.9%		0.2%

Operating income	$8,068	$6,067	$2,001	33.0%
Operating income %	3.3%	2.1%		1.2%

Global Ingredients contributed $245.1 million in revenues for the two quarters ended June 29, 2019, compared to $283.0 million for the two quarters ended June 30, 2018, a decrease of $38.0 million, or 13.4% . Excluding the impact on revenues of the sale of the soy and corn business and acquisition of Sanmark (a net decrease in revenues of $37.9 million) and commodity-related pricing and foreign exchange rate movements (a decrease in revenues of $12.9 million), Global Ingredients revenues increased approximately 5.5% . The table below explains the decrease in reported revenues:

SUNOPTA INC.	49	June 29, 2019 10-Q

Global Ingredients Revenue Changes
Revenues for the two quarters ended June 30, 2018	$283,016
Impact of the sale of the soy and corn business	(40,596)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S.
dollar period-over-period	(6,975)
Decreased commodity pricing for internationally-sourced organic ingredients, offset by
increased commodity pricing for domestically-sourced sunflower	(5,973)
Increased trading volumes of internationally-sourced organic ingredients including oils
(which included incremental revenues of Sanmark from the date of acquisition), fruits and vegetables, coffee and cocoa, together with higher volumes of roasted snacks and ingredients, and retail birdfeed, offset by lower volumes of grains, seeds and sugars,
together with lower volumes of sunflower inshell and kernel	15,578
Revenues for the two quarters ended June 29, 2019	$245,050

Gross profit in Global Ingredients decreased by $3.5 million to $24.6 million for the two quarters ended June 29, 2019, compared to $28.1 million for the two quarters ended June 30, 2018, and the gross profit percentage increased by 0.2% to 10.1% . Excluding the impact on gross profit of the sale of the soy and corn business, the gross profit percentage would have been 10.4% and 9.8% in the first half of 2019 and 2018, respectively. The increase in gross profit percentage excluding the soy and corn business reflected an improved margin profile within our international organic ingredients operations driven by favorable foreign exchange and commodity hedging results, offset by reduced pricing spreads for certain organic ingredients, and manufacturing inefficiencies within our international organic ingredients and domestic sunflower and roasting operations. The table below explains the decrease in gross profit:

Global Ingredients Gross Profit Changes
Gross profit for the two quarters ended June 30, 2018	$28,099
Impact of the sale of the soy and corn business	(5,244)
Increased spending and lower utilization related to the recently commissioned second cocoa processing line within our international organic ingredients operations, and lower yields for organic sunflower oil and sesame seed production due to the quality of the
raw material inputs	(1,216)
Lower pricing spreads for certain organic ingredients, including fruits and vegetables, cocoa, animal feed and sugars, together with lower sales and production volumes for sunflower inshell and kernel, and roasted snacks, offset by a decrease in cocoa commodity hedging losses, increased trading volumes for certain organic ingredients and higher pricing spread on coffee within our international organic ingredients operations, together with higher
pricing and volumes for roasted ingredients and birdfeed	(1,080)
Decrease in foreign exchange losses on U.S. dollar-denominated raw material purchase
contracts within our international organic ingredients operations	4,075
Gross profit for the two quarters ended June 29, 2019	$24,634

SUNOPTA INC.	50	June 29, 2019 10-Q

Operating income in Global Ingredients increased by $2.0 million, or 33.0%, to $8.1 million for the two quarters ended June 29, 2019, compared to $6.1 million for the two quarters ended June 30, 2018. The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the two quarters ended June 30, 2018	$6,067
Decrease in corporate cost allocations due to the sale of the soy and corn business	2,405
Decrease in foreign exchange losses within our international organic ingredients operations, which included a $0.2 million increase in marked-to-market gains related to
forward currency contracts	2,078
Higher employee-related compensation costs within our international organic ingredients operations, mostly offset by favorable foreign exchange impact on euro-
denominated SG&A expenses and SG&A reductions from the sale of the soy and corn
business	983
Decrease in gross profit, as explained above	(3,465)
Operating income for the two quarters ended June 29, 2019	$8,068

Consumer Products
For the two quarters ended	June 29, 2019	June 30, 2018	Change	% Change

Revenues	$353,229	$348,944	$4,285	1.2%
Gross profit	30,899	39,931	(9,032)	-22.6%
Gross profit %	8.7%	11.4%		-2.7%

Operating income (loss) %	$(2,551)	$8,078	$(10,629)	-131.6%
Operating income (loss) %	-0.7%	2.3%		-3.0%

Consumer Products contributed $353.2 million in revenues for the two quarters ended June 29, 2019, compared to $348.9 million for the two quarters ended June 30, 2018, a $4.3 million, or 1.2% increase. Excluding the impact on revenues of a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $4.5 million), sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $3.1 million), and changes in raw fruit commodity-related pricing (a decrease in revenues of $0.3 million), Consumer Products revenues increased approximately 3.5% . The table below explains the increase in reported revenues:

Consumer Products Revenue Changes
Revenues for the two quarters ended June 30, 2018	$348,944
Higher sales volumes of everyday broth offerings, plant-based beverages and extraction volumes, offset by lower volumes of premium juice products due to the temporary loss
of distribution in certain regions in the first quarter of 2019	12,553
Higher volumes of fruit snack products due in part to increased customer promotions	3,490
Lower revenues due the change to a co-manufacturing agreement with a customer	(4,460)
Reduced volumes of fruit ingredients due to lower demand for yogurt bases and fruit toppings, together with the impact of strategic pricing reductions taken in 2018 on
frozen fruit to maintain distribution volumes	(4,207)
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(3,091)
Revenues for the two quarters ended June 29, 2019	$353,229

SUNOPTA INC.	51	June 29, 2019 10-Q

Gross profit in Consumer Products decreased by $9.0 million to $30.9 million for the two quarters ended June 29, 2019, compared to $39.9 million for the two quarters ended June 30, 2018, and the gross profit percentage decreased by 2.7% to 8.7% . The decrease in the gross profit percentage primarily reflected the impact of higher commodity pricing for frozen fruit due to the shortage of strawberries, together with unfavorable production variances with our frozen fruit operations due to lower plant utilization and rework of bulk inventories to meet customer demand, together with lower volumes and plant utilization for fruit ingredients. The weather-related impact to gross profit from frozen fruit was estimated to be $5.2 million in the first half of 2019, or approximately a negative 1.5% impact on the gross profit percentage. These factors were partially offset by strong volumes and productivity-driven cost savings within the Healthy Beverage and Healthy Snacks platforms. The table below explains the decrease in gross profit:

Consumer Products Gross Profit Changes
Gross profit for the two quarters ended June 30, 2018	$39,931
Modest declines in volumes and pricing for frozen fruit, together with the estimated $5.2 million impact of the strawberry shortage due to higher commodity pricing and costs associated with reduced plant utilization and rework of bulk inventories, in addition to lower volumes and plant utilization for fruit ingredients, and the impact
of a claim recovery from a supplier in the first half of 2018 for $1.2 million	(10,814)
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(188)
Higher sales volumes, plant utilization and productivity improvements for aseptic beverage and fruit snack products, offset by a $0.9 million expense related to an isolated raw material spoilage event in our aseptic beverage operations in the second quarter of
2019, together with incremental freight costs associated with initial stocking for customer broth launches, and increased costs for premium juice products associated with
new contract manufacturing agreements	1,970
Gross profit for the two quarters ended June 29, 2019	$30,899

Operating income in Consumer Products decreased by $10.6 million to an operating loss of $2.6 million for the two quarters ended June 29, 2019, compared to operating income of $8.1 million for the two quarters ended June 30, 2018. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the two quarters ended June 30, 2018	$8,078
Decrease in gross profit, as explained above	(9,032)
Increase in corporate cost allocations due to the centralization of transactional and other support functions for the Healthy Fruit platform (offset by the headcount reductions below) and realignment of Corporate
Services resources following the sale of the soy and corn business	(4,104)
Headcount reductions within the Healthy Fruit platform due to the centralization of
transactional and other support functions, as well as other SG&A expense reductions	2,507
Operating loss for the two quarters ended June 29, 2019	$(2,551)

Corporate Services
For the two quarters ended	June29, 2019	June 30, 2018	Change	% Change

Operating loss	$(7,734)	$(7,841)	$107	1.4%

Operating loss at Corporate Services decreased by $0.1 million to $7.7 million for the two quarters ended June 29, 2019, compared to a loss of $7.8 million for the two quarters ended June 30, 2018. The table below explains the decrease in operating loss:

SUNOPTA INC.	52	June 29, 2019 10-Q

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended June 30, 2018	$(7,841)
Increase in corporate cost allocations to SunOpta operating segments	1,699
Incremental expense associated with headcount additions during fiscal 2018, higher employee-related variable compensation, and salary increases, offset by lower employee-related benefit costs and professional fees, and favorable foreign exchange
impact on Canadian dollar-denominated SG&A expenses	(933)
Increased stock-based compensation costs related to the initiation of an equity-based
annual bonus plan for most employees in 2019	(659)
Operating loss for the two quarters ended June 29, 2019	$(7,734)

Corporate cost allocations mainly consist of salaries of corporate personnel who directly support the operating segments, as well as costs related to the enterprise resource management system. These expenses are allocated to the operating segments based on (1) specific identification of allocable costs that represent a service provided to each segment and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and the number of people employed within each segment.

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

•    Existing cash and cash equivalents;
•    Available operating lines of credit;
•    Cash flows generated from operating activities, including working capital efficiency efforts;
•    Cash flows generated from the exercise, if any, of stock options during the year;
•    Potential additional long-term financing, including the offer and sale of debt and/or equity securities; and
•    Potential sales of businesses or assets.

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

On September 19, 2017, the Global Credit Facility was amended to add an additional $15 million U.S. asset-based credit subfacility (the "U.S. Subfacility"). On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility by $5 million. The entire $20 million available for borrowing under the U.S. Subfacility was fully drawn as of October 22, 2018. Commencing on March 31, 2019, quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility. Borrowings repaid under the U.S. Subfacility may not be borrowed again. As at June 29, 2019, $16.7 million remained drawn on the U.S. Subfacility. The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers’ acceptance rate borrowings.

SUNOPTA INC.	53	June 29, 2019 10-Q

As at June 29, 2019, we had outstanding borrowings of $220.2 million (December 29, 2018 – $276.8 million) and available borrowing capacity of approximately $54 million (December 29, 2018 – $55 million) under the Global Credit Facility, which reflected the initial application of the net proceeds from the sale of the soy and corn business. For more information on the Global Credit Facility, see note 9(1) to the unaudited consolidated financial statements included in this report.

On October 20, 2016, our subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the "Notes"). As at June 29, 2019, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017. For more information on the Notes, see note 9(2) to the unaudited consolidated financial statements included in this report.

On October 7, 2016, SunOpta Foods issued 85,000 shares of Series A Preferred Stock (the "Preferred Stock") for consideration in the amount of $85.0 million. The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025, which presently equates to quarterly dividend payments of $1.7 million, and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. For more information on the Preferred Stock, see note 10 to the unaudited consolidated financial statements included in this report.

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

In the event that we require additional liquidity due to market conditions, unexpected actions by our lenders, changes to our growth strategy, or other factors, our ability to obtain any additional financing on favorable terms, if at all, could be limited. In order to reduce our indebtedness and improve our position to obtain additional financing, we may explore the sale of selected businesses or assets from time to time.

Cash Flows

Second Quarter of 2019 Compared to Second Quarter of 2018

Net cash and cash equivalents decreased $3.5 million in the second quarter of 2019 to $2.5 million as at June 29, 2019, compared with $6.0 million at March 30, 2019.

Cash used in operating activities was $31.7 million in the second quarter of 2019, compared with $34.2 million in the second quarter of 2018, a decrease in cash used of $2.5 million, which reflected lower cash used to fund working capital, including reduced inventory purchases due to the shortage of strawberries, offset by lower quarter-over-quarter operating results, due to the reduction in frozen fruit profitability and the sale of the soy and corn business. Heavy cash use for inventory is typical in the second quarter of each fiscal year based on the normal timing of seasonal fruit purchases.

Cash used in investing activities was $12.9 million in the second quarter of 2019, compared with $10.0 million in the second quarter of 2018, an increase in cash used of $2.9 million, which mainly reflected the acquisition of Sanmark. Capital expenditures in the second quarter of 2019 of $9.3 million included the expansion of our aseptic beverage capacity, the addition of new automation at our frozen fruit and cocoa processing facilities, and construction of our new organic avocado oil facility.

Cash provided by financing activities was $41.0 million in the second quarter of 2019, compared with $43.5 million in the second quarter of 2018, a decrease in cash provided of $2.5 million, which reflected lower borrowings under our line of credit facilities as a result of the reduced inventory purchases.

First Half of 2019 Compared to First Half of 2018

Net cash and cash equivalents decreased $0.8 million in the first half of 2019 to $2.5 million as at June 29, 2019, compared with $3.3 million at December 29, 2018.

Cash used in operating activities was $30.7 million in the first half of 2019, compared with $26.7 million in the first half of 2018, an increase in cash used of $4.0 million, which reflected lower year-over-year operating results due to the reduction in frozen fruit profitability and the sale of the soy and corn business, offset by lower cash used to fund working capital, including reduced inventory purchases due to the strawberry shortfall.

SUNOPTA INC.	54	June 29, 2019 10-Q

Excluding net proceeds from the sale of the soy and corn business of $64.7 million, cash used in investing activities was $20.7 million in the first half of 2019, compared with $16.0 million in the first half of 2018, an increase in cash used of $4.7 million, which mainly reflected the Sanmark acquisition. Capital expenditures were $17.3 million in the first half of 2019, mainly reflecting spending on the projects identified above for the second quarter.

Cash used in financing activities was $14.1 million in the first half of 2019, compared with cash provided of $50.2 million in the first half of 2018, an increase in cash used of $64.3 million that reflected the initial application of the net proceeds from the sale of the soy and corn business to repay borrowings under our line of credit facilities.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since December 29, 2018.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements. The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances. We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes. Except as described below, there have been no material changes to the critical accounting estimates disclosed under the heading "Critical Accounting Estimates" in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," of the Form 10-K.

Leases

As described in note 1 to the unaudited financial statements included in this report, we adopted ASC Topic 842, "Leases," on a modified retrospective basis beginning the first quarter of 2019. Adoption of this standard had a significant impact on our consolidated balance sheet as at June 29, 2019 due to the recognition of operating lease right-of-use assets and lease liabilities; however, the standard did not have any impact on our consolidated results of operations or cash flows for the quarter or two quarters ended June 29, 2019, or on our accounting for finance leases. Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Lease assets and liabilities are recognized and measured based on the present value of future lease payments over the lease term. In measuring lease assets and liabilities, critical estimates and assumptions include the amount and timing of the future lease payments based on the expected lease term, and the discount rate to apply to those future lease payments. In determining the expected lease term, we consider the initial noncancelable period of the lease, together with periods covered by renewal options that we are reasonably certain to exercise. Typically, most of our real estate leases and certain of our equipment leases include options to extend the leases, with exercise of these options being at our sole discretion. The evaluation of whether the exercise of a renewal option is reasonably certain is a matter of judgment based on a number of factors, including the length of the initial lease period, the nature of the underlying asset and importance of the asset to our operations, the addition of significant leasehold improvements, and the availability of alternative replacement assets, as well as consideration of business, market and economic factors that may impact our assessment of the useful life of the underlying asset. Generally, we use the initial noncancelable lease term when determining the lease asset and liability. If there are significant events or changes in circumstances that cause us to reassess whether we are reasonably certain or not to exercise an option to extend a lease, we will remeasure the lease asset and liability using revised estimates of the discount rate and remaining lease term as at the reassessment date. The discount rate used to determine the present value of the future lease payments is the implicit rate in the lease if readily determinable. When that rate is not readily determinable, we use our incremental borrowing rate, which is the estimated rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We determine our incremental borrowing rate based on the location of each leased asset, using relevant interest rate yield curves and credit spreads derived from available market data and our corporate credit rating.

See note 8 to the unaudited consolidated financial statements for disclosures related to leases.

SUNOPTA INC.	55	June 29, 2019 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 29, 2019.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended June 29, 2019. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended June 29, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	56	June 29, 2019 10-Q

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

Item 6. Exhibits

The following exhibits are included as part of this report.

10.1†	Letter Agreement and Final Release, effective March 5, 2019, between SunOpta Inc. and David Colo (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 11, 2019)

10.2†*	Separation Agreement and Full and Final Release, dated March 15, 2019, by and between SunOpta Inc and John Ruelle (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2019)

10.3†	Employment Agreement, effective March 29, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 2, 2019)

10.4†	Restricted Stock Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D Ennen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 2, 2019)

10.5†	Stock Option Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D Ennen (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 2, 2019)

10.6†	Performance Share Unit Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 2, 2019)

10.7†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 19, 2019)

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Robert McKeracher, Vice President and Chief Financial Officer, pursuant to Rule 13a – 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Robert McKeracher, Vice President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

SUNOPTA INC.	57	June 29, 2019 10-Q

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
†	Indicates management contract or compensatory plan or arrangement.

*	Filed herewith.

SUNOPTA INC.	58	June 29, 2019 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 7, 2019	/s/ Robert McKeracher
Robert McKeracher
Vice President and Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	59	June 29, 2019 10-Q