Form 10-Q
period 2019-09-28
SunOpta Inc.
filed 2019-11-06
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2019

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-34198

SUNOPTA INC.

(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)
2233 Argentia Road Mississauga, Ontario L5N 2X7, Canada	(905) 821-9669
(Address of principal executive offices)	(Registrant's telephone number, including area code)

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

The number of the registrant's common shares outstanding as of November 1, 2019 was 88,003,987.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended September 28, 2019

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company," "SunOpta," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars ("C$"), euros ("€") and Mexican pesos ("M$"). As at September 28, 2019, the closing rates of exchange for the Canadian dollar, euro and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7548, €1.0941 and M$0.0509. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to references to future financial and operating results, plans, objectives, expectations and intentions; our ability to rationalize certain expenses and redeploy capital to enhance our focus on growing our consumer products and international organic ingredients operations following the sale of our soy and corn business; our intention to implement business strategies and operational actions and make structural investments under the Value Creation Plan, and the associated timing and costs of these actions; expected cost savings from actions completed under the Value Creation Plan; expected synergies, opportunities, revenues and earnings related to business acquisitions; expectations regarding throughput from our organic cocoa operations and ramp-up of our organic avocado oil facility; our plans to expand our plant-based beverage ingredient extraction capabilities and related project timing; the anticipated impact of the strawberry freezer crop shortfall on revenues and margins for frozen fruit prior to the 2020 crop cycle; our expectation regarding profitability improvements in our frozen fruit business in the fourth quarter of 2019 and first half of 2020, including our ability to secure additional supply and recover increased commodity costs; our expectations regarding the fruit optimization plan, including unexpected issues or delays with our automation investments; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; other expectations related to our businesses, including operational growth and expansion plans, plans to reduce costs and improve profitability, intent and ability to bring new products and processes to market through innovation, and the exploration of the sale of selected businesses or assets; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC	3	September 28, 2019 10-Q

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
SUNOPTA INC	4	September 28, 2019 10-Q

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
  the volatility of our operating results and share price;
  that we do not currently intend to, and are restricted in our ability to, pay any cash dividends on our common shares in the foreseeable future;
  dilution in the value of our common shares through the exchange of convertible preferred stock, exercise of stock options, participation in our employee stock purchase plan and issuance of additional securities; and
  impact of the publication of industry analyst research or reports about our business on the value of our common shares.
SUNOPTA INC	5	September 28, 2019 10-Q

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

SUNOPTA INC	6	September 28, 2019 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	$	$	$	$

Revenues (note 2)	295,941	308,371	894,220	940,331

Cost of goods sold	269,616	274,243	812,362	838,173

Gross profit	26,325	34,128	81,858	102,158

Selling, general and administrative expenses	27,674	27,220	81,184	82,456
Intangible asset amortization	2,768	2,754	8,202	8,293
Other expense (income), net (note 12)	3,323	1,136	(39,744)	1,317
Foreign exchange loss (gain)	(590)	(368)	(1,784)	583

Earnings (loss) before the following	(6,850)	3,386	34,000	9,509

Interest expense, net	8,864	8,792	25,857	25,486

Earnings (loss) before income taxes	(15,714)	(5,406)	8,143	(15,977)

Provision for (recovery of) income taxes	(3,935)	(870)	3,239	(3,853)

Net earnings (loss)	(11,779)	(4,536)	4,904	(12,124)

Earnings (loss) attributable to non-controlling interests	(30)	70	59	19

Earnings (loss) attributable to SunOpta Inc.	(11,749)	(4,606)	4,845	(12,143)

Dividends and accretion on Series A Preferred Stock (note 10)	(2,009)	(1,981)	(6,005)	(5,922)

Loss attributable to common shareholders	(13,758)	(6,587)	(1,160)	(18,065)

Loss per share (note 13)
Basic	(0.16)	(0.08)	(0.01)	(0.21)
Diluted	(0.16)	(0.08)	(0.01)	(0.21)

Weighted-average common shares outstanding (000s) (note 13)
Basic	87,928	87,168	87,695	86,982
Diluted	87,928	87,168	87,695	86,982

(See accompanying notes to consolidated financial statements)

SUNOPTA INC	7	September 28, 2019 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	$	$	$	$

Net earnings (loss)	(11,779)	(4,536)	4,904	(12,124)

Other comprehensive earnings (loss), net of income taxes
Changes related to cash flow hedges (note 6)
Unrealized gains, net	—	—	—	384
Reclassification of (losses) gains to earnings	—	25	—	(79)
Net changes related to cash flow hedges	—	25	—	305
Currency translation adjustment	(1,265)	(639)	(2,104)	(1,836)
Other comprehensive loss, net of income taxes	(1,265)	(614)	(2,104)	(1,531)

Comprehensive earnings (loss)	(13,044)	(5,150)	2,800	(13,655)

Comprehensive earnings (loss) attributable to non-controlling
interests	(20)	72	71	159

Comprehensive earnings (loss) attributable to SunOpta Inc.	(13,024)	(5,222)	2,729	(13,814)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC	8	September 28, 2019 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at September 28, 2019 and December 29, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	September 28, 2019	December 29, 2018
	$	$

ASSETS
Current assets
Cash and cash equivalents	2,209	3,280
Accounts receivable	128,047	132,131
Inventories (note 7)	345,685	361,957
Prepaid expenses and other current assets	36,015	29,024
Income taxes recoverable	8,324	7,029
Total current assets	520,280	533,421

Property, plant and equipment	182,129	171,032
Operating lease right-of-use assets (note 8)	71,672	—
Goodwill	28,131	27,959
Intangible assets	152,742	160,975
Deferred income taxes	1,294	182
Other assets	2,362	3,169

Total assets	958,610	896,738

LIABILITIES
Current liabilities
Bank indebtedness (note 9)	270,145	280,334
Accounts payable and accrued liabilities	134,353	155,371
Customer and other deposits	237	1,445
Income taxes payable	1,692	2,208
Other current liabilities	310	862
Current portion of long-term debt (note 9)	2,809	1,840
Current portion of operating lease liabilities (note 8)	17,709	—
Current portion of long-term liabilities	4,286	4,286
Total current liabilities	431,541	446,346

Long-term debt (note 9)	241,896	227,023
Operating lease liabilities (note 8)	54,663	—
Long-term liabilities	2,107	2,079
Deferred income taxes	11,500	8,149
Total liabilities	741,707	683,597

Series A Preferred Stock (note 10)	82,207	81,302

EQUITY
SunOpta Inc. shareholders' equity
Common shares, no par value, unlimited shares authorized,
87,999,614 shares issued (December 29, 2018 - 87,423,280)	318,196	314,357
Additional paid-in capital	33,779	31,796
Accumulated deficit	(207,311)	(206,151)
Accumulated other comprehensive loss	(11,783)	(9,667)
	132,881	130,335
Non-controlling interests	1,815	1,504
Total equity	134,696	131,839

Total equity and liabilities	958,610	896,738

Commitments and contingencies (note 15)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC	9	September 28, 2019 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at June 29, 2019	87,857	317,735	31,518	(193,553)	(10,508)	1,798	146,990
Employee stock purchase plan	57	114	—	—	—	—	114
Stock incentive plan	86	347	(295)	—	—	—	52
Withholding taxes on stock-based awards	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	2,558	—	—	—	2,558
Dividends on Series A Preferred Stock (note 10)	—	—	—	(1,700)	—	—	(1,700)
Accretion on Series A Preferred Stock (note 10)	—	—	—	(309)	—	—	(309)
Net loss	—	—	—	(11,749)	—	(30)	(11,779)
Currency translation adjustment	—	—	—	—	(1,275)	10	(1,265)
Capital contribution to majority-owned
subsidiary	—	—	—	—	—	68	68
Dividend paid by subsidiary to non-
controlling interest	—	—	—	—	—	(31)	(31)

Balance at September 28, 2019	88,000	318,196	33,779	(207,311)	(11,783)	1,815	134,696

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$
Balance at June 30, 2018	87,144	312,520	28,900	(100,515)	(8,323)	1,662	234,244
Employee stock purchase plan	27	175	—	—	—	—	175
Stock incentive plan	29	275	(90)	—	—	—	185
Withholding taxes on stock-based awards	—	—	(1)	—	—	—	(1)
Stock-based compensation	—	—	2,120	—	—	—	2,120
Dividends on Series A Preferred Stock	—	—	—	(1,700)	—	—	(1,700)
Accretion on Series A Preferred Stock	—	—	—	(281)	—	—	(281)
Net loss	—	—	—	(4,606)	—	70	(4,536)
Currency translation adjustment	—	—	—	—	(641)	2	(639)
Cash flow hedges, net of income taxes
of $10	—	—	—	—	25	—	25

Balance at September 29, 2018	87,200	312,970	30,929	(107,102)	(8,939)	1,734	229,592

SUNOPTA INC	10	September 28, 2019 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity (continued)
As at and for the three quarters ended and September 28, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2018	87,423	314,357	31,796	(206,151)	(9,667)	1,504	131,839
Employee stock purchase plan	153	399	—	—	—	—	399
Stock incentive plan	424	3,440	(3,026)	—	—	—	414
Withholding taxes on stock-based awards	—	—	(384)	—	—	—	(384)
Stock-based compensation	—	—	5,393	—	—	—	5,393
Dividends on Series A Preferred Stock (note 10)	—	—	—	(5,100)	—	—	(5,100)
Accretion on Series A Preferred Stock (note 10)	—	—	—	(905)	—	—	(905)
Net earnings	—	—	—	4,845	—	59	4,904
Currency translation adjustment	—	—	—	—	(2,116)	12	(2,104)
Capital contribution to majority-owned
subsidiary	—	—	—	—	—	271	271
Dividend paid by subsidiary to non-
controlling interest	—	—	—	—	—	(31)	(31)

Balance at September 28, 2019	88,000	318,196	33,779	(207,311)	(11,783)	1,815	134,696

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 30, 2017	86,757	308,899	28,006	(89,291)	(7,268)	1,575	241,921
Employee stock purchase plan	75	483	—	—	—	—	483
Stock incentive plan	368	3,588	(2,898)	—	—	—	690
Withholding taxes on stock-based awards	—	—	(574)	—	—	—	(574)
Stock-based compensation	—	—	6,395	—	—	—	6,395
Dividends on Series A Preferred Stock	—	—	—	(5,100)	—	—	(5,100)
Accretion on Series A Preferred Stock	—	—	—	(822)	—	—	(822)
Net loss	—	—	—	(12,143)	—	19	(12,124)
Currency translation adjustment	—	—	—	—	(1,976)	140	(1,836)
Cash flow hedges, net of income taxes
of $130	—	—	—	—	305	—	305
Cumulative effect of adoption of new revenue
accounting standard	—	—	—	254	—	—	254

Balance at September 29, 2018	87,200	312,970	30,929	(107,102)	(8,939)	1,734	229,592

(See accompanying notes to consolidated financial statements)

SUNOPTA INC	11	September 28, 2019 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	$	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings (loss)	(11,779)	(4,536)	4,904	(12,124)
Items not affecting cash:
Depreciation and amortization	8,517	8,171	25,005	24,501
Amortization of debt issuance costs	683	598	2,022	1,806
Deferred income taxes	(2,732)	(1,706)	2,239	(3,857)
Stock-based compensation	2,558	2,120	5,393	6,395
Unrealized loss on derivative contracts (note 6)	865	2,110	577	867
Loss (gain) on sale of business (note 4)	1,109	—	(44,269)	—
Fair value of contingent consideration (note 12)	—	25	—	(2,348)
Impairment of long-lived assets (note 5)	—	—	—	409
Other	26	36	(108)	(111)
Changes in non-cash working capital, net of businesses
acquired or sold (note 14)	5,042	3,664	(22,146)	(31,771)
Net cash flows from operations	4,289	10,482	(26,383)	(16,233)

Investing activities
Net proceeds from sale of business (note 4)	(3)	1,006	64,672	1,236
Purchases of property, plant and equipment	(7,592)	(7,758)	(24,907)	(24,921)
Acquisition of business, net of cash acquired (note 3)	—	—	(3,341)	—
Proceeds from sale of assets	—	707	—	1,437
Other	—	—	—	159
Net cash flows from investing activities	(7,595)	(6,045)	36,424	(22,089)

Financing activities
Increase (decrease) under line of credit facilities (note 9)	4,603	(2,716)	(6,691)	47,478
Borrowings under long-term debt (note 9)	565	—	2,441	—
Repayment of long-term debt (note 9)	(556)	(557)	(1,913)	(1,494)
Payment of cash dividends on Series A Preferred Stock (note 10)	(1,700)	(1,700)	(5,100)	(5,100)
Proceeds from the exercise of stock options and employee
share purchases	164	359	429	599
Payment of debt issuance costs	—	—	(395)	—
Dividend paid by subsidiary to non-controlling interest	(31)	—	(31)	—
Payment of contingent consideration (note 6)	—	—	—	(4,399)
Other	(5)	(44)	211	(89)
Net cash flows from financing activities	3,040	(4,658)	(11,049)	36,995

Foreign exchange loss on cash held in a foreign currency	(55)	(9)	(63)	(44)

Decrease in cash and cash equivalents in the period	(321)	(230)	(1,071)	(1,371)

Cash and cash equivalents - beginning of the period	2,530	2,087	3,280	3,228

Cash and cash equivalents - end of the period	2,209	1,857	2,209	1,857

Non-cash investing and financing activities (notes 8 and 14)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC	12	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
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

Basis of Presentation

The interim consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended September 28, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 28, 2019 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 29, 2018, except as described below under "Recent Accounting Pronouncements - Adoption of New Accounting Standards." For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

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

Recent Accounting Pronouncements

Adoption of New Accounting Standard

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases" ("ASC Topic 842"), which amends various aspects of legacy accounting guidance for leases, including the recognition of right-of-use assets and lease liabilities for leases classified as operating leases. The Company adopted ASC Topic 842 on a modified retrospective basis beginning the first quarter of 2019, and elected the transition option not to apply the new guidance, including disclosure requirements, in comparative reporting periods. Upon adoption, the Company also elected to apply the practical expedients available under the standard to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. As a result, the adoption of ASC Topic 842 did not result in any cumulative-effect adjustment to the Company's opening accumulated deficit. The adoption of the new guidance resulted in the recognition of operating lease right-of-use assets and lease liabilities on the Company's consolidated balance sheet as at September 28, 2019, while the accounting for finance leases remained unchanged. The new guidance did not have any impact on the consolidated results of operations or cash flows of the Company for the quarter and three quarters ended September 28, 2019.

See note 8 for additional disclosures under ASC Topic 842.

Recently Issued Accounting Standard, Not Adopted as at September 28, 2019

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires measurement and recognition of expected versus incurred credit losses for most financial assets, including trade receivables. The adoption of this new guidance, effective the first quarter of 2020, is not expected to have a significant impact on the Company's consolidated financial statements.

SUNOPTA INC	13	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
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

The following table presents a disaggregation of the Company's revenues based on categories used by the Company to evaluate sales performance:

	Quarter ended		Three quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
			$	$
Global Ingredients
Internationally-sourced organic ingredients	95,319	97,499	303,141	302,373
North American-sourced seeds and grains(1)	12,534	39,255	49,762	117,397
Total Global Ingredients	107,853	136,754	352,903	419,770

Consumer Products
Beverage products(2)	97,321	76,530	271,213	242,329
Frozen fruit products(3)	79,574	80,446	234,973	240,052
Snack products(4)	11,193	14,641	35,131	38,180
Total Consumer Products	188,088	171,617	541,317	520,561

Total revenues	295,941	308,371	894,220	940,331

(1) Includes revenues from the specialty and organic soy and corn business prior to the sale of this business in the first quarter of 2019 (see note 4).

(2) Includes aseptically-packaged products including non-dairy plant-based beverages, broths and teas; refrigerated premium juices; shelf-stable juices and functional waters, and extraction of plant-based beverage ingredients.

(3) Includes individually quick frozen ("IQF") fruit for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use.

(4) Comprises fruit snack offerings, as well as the sale of flexible resealable pouch and nutrition bar products in the third quarter and first three quarters of 2018 of $0.0 million and $3.1 million, respectively. The Company exited the flexible resealable pouch and nutrition bar product lines and operations in the fourth quarter of 2017 but continued to deliver remaining inventories to customers during 2018.

3. Business Acquisition

Sanmark B.V.

On April 1, 2019, the Company acquired 100% of the outstanding shares of Sanmark B.V. ("Sanmark") for $3.3 million, net of cash acquired, which was financed through existing credit facilities. Sanmark is a sourcing and trading business focused on organic oils for the food, pharmacy, and cosmetic industries. Sanmark sources raw materials globally and generates most of its sales in the European and Asia-Pacific markets. Net assets acquired comprised working capital of $1.2 million and goodwill of $2.1 million. The goodwill recognized is attributable to operating synergies expected to result from combining the operations of Sanmark with the existing organic oils business unit within the Company's international organic ingredients operations, in addition to the opportunity to introduce the Company's existing organic oils portfolio to new customers and markets, and the ability to leverage the expertise within the Sanmark organization to grow the combined organic oils program. The operations of Sanmark have been integrated into the consolidated organic ingredients operations of the Company's subsidiary in the Netherlands. The results of operations of Sanmark are included in the Company's consolidated financial statements from the date of acquisition and are reported within the Global Ingredients reportable segment. The revenues and earnings of Sanmark since the date of acquisition were not material to the results of operations of Global Ingredients or the Company.

SUNOPTA INC	14	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

4.  Sale of Soy and Corn Business

On February 22, 2019, the Company's subsidiary, SunOpta Grains and Foods Inc., completed the sale of its specialty and organic soy and corn business to Pipeline Foods, LLC ("Pipeline Foods") for $66.5 million, which was subject to certain post-closing adjustments recognized in the third quarter of 2019.  The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of the Company's Global Ingredients reportable segment.  The business included five facilities located in Hope, Minnesota, Blooming Prairie, Minnesota, Ellendale, Minnesota, Moorhead, Minnesota, and Cresco, Iowa.  The net proceeds from this transaction were initially used to repay borrowings under the Company's Global Credit Facility (see note 9).

The Company recognized a net gain on sale of the soy and corn business, which was recognized in other income, as follows:

	Quarter ended	Three quarters ended
	September 28, 2019	September 28, 2019
	$	$
Cash consideration	—	66,500
Post-closing adjustments	(1,106)	(1,106)
Transaction and related costs	(3)	(1,828)
Net proceeds	(1,109)	63,566

Current assets	—	22,810
Property, plant and equipment	—	8,423
Goodwill	—	1,526
Current liabilities	—	(13,462)
Net assets sold	—	19,297

Pre-tax gain (loss) on sale	(1,109)	44,269

As the soy and corn business did not qualify for presentation as discontinued operations, operating results for this business prior to February 22, 2019 were reported in continuing operations on the consolidated statements of operations for the current and comparative periods.  For the period ended February 22, 2019, the soy and corn business generated revenues of $10.3 million and reported a loss before income taxes of $0.2 million.  For the quarter and three quarters ended September 29, 2018, the soy and corn business generated revenues of $27.0 million and $77.9 million, respectively, and reported earnings before income taxes of $0.8 million and $5.5 million, respectively.  The reported pre-tax results exclude management fees charged by Corporate Services and do not reflect other cost reduction measures associated with the sale of the soy and corn business that were taken in connection with the Value Creation Plan (see note 5).

5. Value Creation Plan

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

In September 2019, the Company completed a cost restructuring involving a workforce reduction affecting approximately 30 employees, including certain executive officers and members of senior management. This restructuring resulted in a charge of $3.4 million for severance, benefits and related costs recognized in the third quarter of 2019, net of $0.8 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees.
SUNOPTA INC	15	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In addition to this restructuring, and the sale of the Company's soy and corn business (as described in note 4), other actions taken under the Value Creation Plan have included the rationalization of certain of the Company's operations and facilities, including the closure of the Company's juice facility in San Bernardino, California, in the fourth quarter of 2016, the exit from flexible resealable pouch and nutrition bar product lines and operations initiated in the fourth quarter of 2017, and the consolidation of roasted snack operations and related disposal of the Company's roasting facility in Wahpeton, North Dakota, in the second quarter of 2018, as well as other cost savings initiatives. In addition, other actions taken to-date under the Value Creation Plan include investments in certain of the Company's operations and facilities to enhance food safety and quality and to improve production efficiencies, as well as investments in personnel, processes and tools.

Costs Incurred Under the Value Creation Plan

The following table summarizes costs incurred under the Value Creation Plan for the three quarters ended September 28, 2019 and September 29, 2018:

		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs(a)	costs(b)	labor costs	Total
	$	$	$	$
September 28, 2019
Balance payable, December 29, 2018(1)	477	436	—	913
Costs incurred and charged to expense	308	7,098	964	8,370
Cash payments, net	(533)	(6,220)	(901)	(7,654)
Non-cash adjustments	—	2,872	—	2,872
Balance payable, September 28, 2019(1)	252	4,186	63	4,501

September 29, 2018
Balance payable (receivable), December 31, 2017	(700)	4,427	—	3,727
Costs incurred and charged to expense	1,867	600	410	2,877
Cash receipts (payments), net	1,191	(4,447)	(110)	(3,366)
Non-cash adjustments	(1,255)	—	—	(1,255)
Balance payable, September 29, 2018	1,103	580	300	1,983

(1) Balance payable was included in accounts payable and accrued liabilities on the consolidated balance sheet.

(a) Asset impairments and facility closure costs

For the three quarters ended September 28, 2019, costs incurred included costs to dismantle and move equipment from the Company's soy extraction facility, in Heuvelton, New York, which was closed in December 2016. As at September 28, 2019, the balance payable represented the remaining lease obligation (net of sublease rentals) related to the Company's former nutritional bar facility, which was vacated in March 2018. The lease and sublease on this facility extend to December 2020.

For the three quarters ended September 29, 2018, costs incurred included the remaining lease obligation related to the former nutrition bar facility, and an impairment loss related to the disposal of the Company's roasting facility in Wahpeton, North Dakota, net of cash proceeds received on the sale of the facility. In addition, net cash receipts reflected proceeds on the sale of nutrition bar equipment.
SUNOPTA INC	16	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(b) Employee recruitment, retention and termination costs

For the three quarters ended September 28, 2019, costs incurred included severance benefits related to employee terminations in connection with the restructuring completed in September 2019, and cost rationalizations associated with the sale of the soy and corn business. In addition, recruitment, relocation and termination costs were incurred in connection with the Company's Chief Executive Officer ("CEO") transition in February 2019 and Chief Financial Officer ("CFO") transition in September 2019. Employee termination costs were recognized net of the reversal of $2.9 million of previously recognized stock-based compensation related to forfeited awards of terminated employees. As at September 28, 2019, the balance payable included accrued severance benefits paid to affected employees in October 2019, or payable to certain former employees through salary continuance extending up to 24 months, as well as accrued retention bonuses for certain employees who remain employed by the Company through specified retention dates.

For the three quarters ended September 29, 2018, costs incurred represented severance benefits to terminated employees, and cash payments included retention bonuses that were paid out to certain employees.

The following table summarizes costs incurred since the inception of the Value Creation Plan to September 28, 2019:

		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Costs incurred and charged to expense	34,960	22,079	21,943	78,982
Cash payments, net	(10,211)	(21,188)	(21,880)	(53,279)
Non-cash adjustments	(24,497)	3,295	—	(21,202)
Balance payable, September 28, 2019	252	4,186	63	4,501

For the quarters and three quarters ended September 28, 2019 and September 29, 2018, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	Quarter ended		Three quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	$	$	$	$
Cost of goods sold(1)	—	—	—	100
Selling, general and administrative expenses(2)	1,615	—	2,772	613
Other expense(3)	3,222	43	5,598	2,164
	4,837	43	8,370	2,877
(1) For the three quarters ended September 29, 2018, inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.
(2) Professional fees and employee retention, recruitment and relocation costs recorded in selling general and administrative expenses were allocated to Corporate Services.
(3) For the quarter ended September 28, 2019, costs recorded in other expense, such as employee termination and recruitment costs, and asset impairment, facility closure and lease termination costs, were allocated as follows: Global Ingredients reportable segment - $nil (September 29, 2018 - $nil); Consumer Products operating segment - $1.1 million (September 29, 2018 - $nil); and Corporate Services - $2.1 million (September 29, 2018 - $0.0 million). For the three quarters ended September 28, 2019, costs recorded in other expense were allocated as follows: Global Ingredients reportable segment - $0.3 million (September 29, 2018 - $0.7 million); Consumer Products operating segment - $2.4 million (September 29, 2018 - $1.3 million); and Corporate Services - $2.9 million (September 29, 2018 - $0.2 million).
SUNOPTA INC	17	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

6. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of September 28, 2019 and December 29, 2018:

	September 28, 2019
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures contracts(1)
Unrealized short-term derivative liability	(703)	(703)	—	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	257	—	257	—
Contingent consideration(3)	(4,286)	—	—	(4,286)

	December 29, 2018
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Unrealized short-term derivative asset	620	—	620	—
Unrealized long-term derivative asset	7	—	7	—
Unrealized short-term derivative liability	(581)	(94)	(487)	—
Unrealized long-term derivative liability	(17)	—	(17)	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	583	—	583	—
Contingent consideration(3)	(4,286)	—	—	(4,286)
Inventories carried at market(4)	3,239	—	3,239	—

(1) Commodity futures and forward contracts

As at September 28, 2019, outstanding contracts comprise exchange-traded commodity futures for cocoa and coffee. As at December 29, 2018, outstanding contracts also included exchange-traded commodity futures and forward commodity purchase and sale contracts associated with the Company's sold soy and corn business. Exchange-traded futures are fair valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Fair value for forward commodity purchase and sale contracts was estimated based on exchange-quoted prices adjusted for differences in local markets and were classified as level 2.

Exchange-traded commodity futures for cocoa and coffee are used as part of the Company's risk management strategy and represent economic hedges to limit risk related to fluctuations in the price of these commodities. These contracts are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these contracts are included in cost of goods sold on the consolidated statement of operations. For the quarter ended September 28, 2019, the Company recognized a loss of $0.9 million (September 29, 2018 - loss of $1.6 million), and for the three quarters ended September 28, 2019, the Company recognized a loss of $0.6 million (September 29, 2018 - loss of $0.8 million), related to changes in the fair value of these contracts. In addition, for the quarter and three quarters ended September 29, 2018, the Company recognized losses of $0.5 million and $0.0 million, respectively, related to changes in the fair value of soy and corn futures and forward contracts. On the consolidated balance sheets, unrealized gains on short-term and long-term contracts are included in other current assets and other assets, respectively, and unrealized losses on short-term and long-term contracts are included in other current liabilities and long-term liabilities, respectively.
SUNOPTA INC	18	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at September 28, 2019, the Company had net open futures contracts to sell 4,870 metric tons ("MT") of cocoa (December 29, 2018 - 6,730 MT sold) and to purchase 221 MT (December 29, 2018 - 85 MT purchased) of coffee.

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

As at September 28, 2019, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €10.6 million ($12.0 million), to sell British pounds to buy euros with a notional value of £0.4 million (€0.5 million), to sell Swiss francs to buy U.S. dollars with a notional value of CHF 3.0 million ($3.0 million), and to sell U.S. dollars to buy Mexican pesos with a notional value of $0.6 million (M$12.6 million). As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the quarter ended September 28, 2019, the Company recognized a gain of $0.1 million (September 29, 2018 - gain of $0.2 million), and for the three quarters ended September 28, 2019, the Company recognized a loss of $0.3 million (September 29, 2018 - gain of $1.6 million), related to changes in the fair value of these contracts. Unrealized gains and losses on these contracts are included in accounts receivable and accounts payable, respectively, on the consolidated balance sheets.

Prior to September 29, 2018, the Company had designated open forward exchange contracts to sell U.S. dollars to buy Mexican pesos as hedging instruments. As a result, effective portion of the gains and losses on changes in the fair value of those contracts was included in other comprehensive earnings and reclassified to cost of goods sold in the same period the hedged transaction affected earnings. For the three quarters ended September 29, 2018 the Company recognized a net gain of $0.5 million in other comprehensive earnings related to changes in the fair value of open contract, and reclassified from other comprehensive earnings to cost of goods sold realized losses on closed contracts of $0.0 million for the quarter ended September 29, 2018 and realized gains of $0.1 million for the three quarters ended September 29, 2018.

(3) Contingent consideration

As at September 28, 2019, the balance represents the remaining contingent consideration obligation under an earn-out arrangement with the former unitholders of Citrusource, LLC ("Citrusource"), under the terms of the Unit Purchase Agreement by which the Company acquired Citrusource in March 2015. The settlement of this obligation is pending the outcome of a dispute between the parties related to the Unit Purchase Agreement. The table below presents a reconciliation of the obligation for the quarters and three quarters ended September 28, 2019 and September 29, 2018. The balance of the obligation is included in the current portion of long-term liabilities on the consolidated balance sheets.

	Quarter ended		Three quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	$	$	$	$
Balance, beginning of period	(4,286)	(4,548)	(4,286)	(11,320)
Fair value adjustments(1)	—	(25)	—	2,348
Payments(2)	—	—	—	4,399
Balance, end of period	(4,286)	(4,573)	(4,286)	(4,573)

(1) For the three quarters ended September 29, 2018, amount included an adjustment of $2.5 million to reduce the fourth and final contingent consideration obligation payable in 2019 based on the results of Citrusource in fiscal 2018.

(2) For the three quarters ended September 29, 2018, amount reflected the third installment payment to the former unitholders of Citrusource.
SUNOPTA INC	19	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
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

7.  Inventories

	September 28, 2019	December 29, 2018
	$	$
Raw materials and work-in-process	261,080	278,038
Finished goods	94,308	83,225
Company-owned grain	—	10,155
Inventory reserves	(9,703)	(9,461)
	345,685	361,957

As at December 29, 2018, inventories of the soy and corn business that was sold comprised $2.3 million of the finished goods inventories and all of the company-owned grain inventories.

8. Leases

The Company leases certain manufacturing plants, warehouses, offices, machinery and equipment, and farmland. The Company subleases farmland to third-party growers. At the lease commencement date, the Company classifies a lease as a finance lease if it has the right to obtain substantially all of the economic benefits from the right-of-use assets, otherwise the lease is classified as an operating lease. The Company's leases have remaining noncancelable lease terms of less than one year to approximately 15 years, and typically require fixed monthly rental payments that may be adjusted annually to give effect to inflation. Real estate leases typically include options to extend the leases for up to 10 years. Machinery and equipment operating leases typically include purchase options for the fair market value of the underlying asset at the end of the lease term. Certain other leases for machinery and equipment include nominal purchase options at the end of the lease term that are reasonably certain of being exercised.

In the third quarter of 2019, the Company completed the expansion of its Allentown, Pennsylvania, plant-based beverage facility, including the addition of new aseptic processing and packaging equipment under a seven-year finance lease. At the lease commencement date, the Company recognized $14.5 million of right-of-use assets in property, plant and equipment, and a corresponding lease liability in long-term debt. The right-of-use assets are being amortized on a straight-line basis over the term of the lease.
SUNOPTA INC	20	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following tables present supplemental information related to leases recognized in the consolidated financial statements:

	Quarter ended	Three quarters ended
	September 28, 2019	September 28, 2019
	$	$
Lease Costs
Operating lease cost	4,774	14,725
Finance lease cost
Depreciation of right-of-use assets	606	1,197
Interest on lease liabilities	35	103
Sublease income	(130)	(364)
Net lease cost	5,285	15,661

September 28, 2019
$
Balance Sheet Classification
Operating leases
Operating lease right-of-use assets	71,672

Current portion of operating lease liabilities	17,709
Operating lease liabilities	54,663
Total operating lease liabilities	72,372

Finance leases
Property, plant and equipment, gross	24,330
Accumulated depreciation	(5,658)
Property, plant and equipment, net	18,672

Current portion of long-term debt	2,900
Long-term debt	13,930
Total finance lease liabilities	16,830

	Quarter ended	Three quarters ended
	September 28, 2019	September 28, 2019
	$	$
Cash Flow Information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	4,801	15,041
Operating cash flows from finance leases	35	103
Financing cash flows from finance leases	525	1,308

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	2,149	2,796
Finance leases	14,549	14,549
SUNOPTA INC	21	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

September 28, 2019
Other Information
Weighted-average remaining lease term (years)
Operating leases	5.9
Finance leases	6.1

Weighted-average discount rate(1)
Operating leases	9.0%
Finance leases	4.4%

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

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
Remainder of 2019	4,532	588
2020	18,048	3,168
2021	15,129	3,168
2022	13,203	3,168
2023	8,925	2,572
Thereafter	48,057	6,744
Total lease payments	107,894	19,408
Less: imputed interest	(35,522)	(2,578)
Total lease liabilities	72,372	16,830

As at September 28, 2019, the Company did not have any material commitments for right-of-use assets for which the leases had not commenced.
SUNOPTA INC	22	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9.  Bank Indebtedness and Long-Term Debt

	September 28, 2019	December 29, 2018
	$	$
Bank Indebtedness
Global Credit Facility(1)	268,248	276,776
Bulgarian credit facility(2)	1,897	3,558
	270,145	280,334

Long-Term Debt
Senior Secured Second Lien Notes, net of unamortized debt issuance costs
of $5,452 (December 29, 2018 - $6,472)(3)	218,046	217,026
Finance lease liabilities (see note 8)	16,830	3,706
Asset-backed term loan	4,415	3,103
Other	5,414	5,028
	244,705	228,863
Less: current portion	2,809	1,840
	241,896	227,023

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

On September 19, 2017, the Company entered into an amendment to the Global Credit Facility to add a $15.0 million U.S.  asset-based credit subfacility (the "U.S. Subfacility").  On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility to $20.0 million.  Commencing on March 31, 2019, quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility.  Borrowings repaid under the U.S. Subfacility may not be borrowed again.  As at September 28, 2019, $13.3 million remained drawn on the U.S. Subfacility.  Borrowings under the U.S. Subfacility bear interest based on various reference rates plus a margin of 3.50%.  The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers' acceptance rate borrowings.

As at September 28, 2019, the weighted-average interest rate on all borrowings under the Global Credit Facility was 3.74%.
SUNOPTA INC	23	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
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

(2) Bulgarian credit facility

On August 30, 2019, a subsidiary of The Organic Corporation B.V. ("TOC"), a wholly-owned subsidiary of the Company, amended its revolving credit facility agreement dated May 22, 2013, to increase the maximum principal amount from €4.5 million to €6.0 million.  Borrowings under the facility are used to cover the working capital needs of TOC's Bulgarian operations, and are secured by the accounts receivable and inventories of the Bulgarian operations and fully guaranteed by TOC.  Interest accrues under the facility based on EURIBOR plus a margin of 2.75%, and borrowings under the facility are repayable in full on April 30, 2020.

(3) Senior Secured Second Lien Notes

On October 20, 2016, the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods") issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the "Notes").  As at September 28, 2019, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017.  Debt issuance costs are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes.  Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum.  The Notes will mature on October 9, 2022.  Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

At any time after October 9, 2019, SunOpta Foods may redeem the Notes, in whole or in part, at a redemption price equal to 104.750% from October 9, 2019 through October 8, 2020, 102.375% from October 9, 2020 through October 8, 2021 and at par thereafter, plus accrued and unpaid interest, if any, to but excluding the date of redemption.  Certain additional redemption rights were applicable prior to October 9, 2019.  In the event of a change of control, SunOpta Foods will be required to make an offer to repurchase the Notes at 101.000% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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
SUNOPTA INC	24	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at September 28, 2019, the estimated fair value of the outstanding Notes was approximately $230 million, based on quoted prices of the most recent over-the-counter transactions (level 2).

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

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share.  Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025 and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance).  Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference.  After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance.  The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. SunOpta Foods paid cash dividends on the Preferred Stock of $1.7 million in the quarters ended September 28, 2019 and September 29, 2018, and $5.1 million in the three quarters ended September 28, 2019 and September 29, 2018.  As at September 28, 2019, SunOpta Foods had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the Company's consolidated balance sheet.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the "Exchange Price" and such quotient, the "Exchange Rate").  As at September 28, 2019, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares.  The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances).  SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on October 7, 2016 remain outstanding, or (ii) on or after October 7, 2019, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price.

In connection with the Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 (the "Special Voting Shares") to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions.  Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time.  As at September 28, 2019, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.5% voting interest in the Company.  The Special Voting Shares are not transferable, and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors.  The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the "Board") and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis.  For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on October 7, 2016, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company, and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.
SUNOPTA INC	25	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Stock-Based Compensation

Chief Executive Officer

On April 1, 2019, Joseph D. Ennen was appointed CEO of the Company.  In connection with his appointment, the Company granted Mr. Ennen options to purchase 960,061 Common Shares, 297,619 restricted stock units ("RSUs") and 1,785,714 performance stock units ("PSUs").  The stock options vest on April 1, 2022, subject to Mr. Ennen's continued employment during the vesting period, and expire on April 1, 2029.  Each vested stock option will entitle Mr. Ennen to purchase one Common Share at an exercise price of $3.36, which was equal to the closing price of the Common Shares on April 1, 2019.  The RSUs vest in three equal annual installments beginning on April 1, 2020, and each vested RSU will entitle Mr. Ennen to receive one Common Share of the Company.

The vesting of 892,857 of the PSUs granted is subject to the Company achieving annual adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") thresholds during fiscal years 2019 through 2022, as follows: 297,619 PSUs will vest upon the Company achieving annual adjusted EBITDA of $80 million, another 297,619 will vest upon the Company achieving annual adjusted EBITDA of $110 million, and the final 297,619 will vest upon the Company achieving annual adjusted EBITDA of $140 million, and subject to Mr. Ennen's continued employment with the Company through the end of the fiscal year during which the adjusted EBITDA performance condition is achieved.  The vesting of the other 892,857 PSUs that were granted is subject to the Common Shares achieving certain volume-weighted average trading prices during a performance period commencing on April 1, 2019 and ending on December 31, 2022, as follows: 297,619 PSUs will vest upon achieving a trading price of $5.00 per share, another 297,619 will vest upon achieving a trading price of $9.00 per share, and the final 297,619 will vest upon achieving a trading price of $14.00 per share, in each case for 20 consecutive trading days, and subject to Mr. Ennen's continued employment with the Company through the date the stock price performance condition is achieved.  Each vested PSU will entitle Mr. Ennen to receive one Common Share without payment of additional consideration.

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

	Stock Options	PSUs
Grant-date stock price	$3.36	$3.36
Exercise price	$3.36	NA
Dividend yield	0%	0%
Expected volatility(1)	47.87%	55.68%
Risk-free interest rate(2)	2.36%	2.30%
Expected life (in years)(3)	6.50	1.82

(1) Determined based on the historical volatility of the Common Shares over the expected life of the stock options and performance period of the PSUs.

(2) Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the stock options and performance period of the PSUs.
SUNOPTA INC	26	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
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

Chief Financial Officer

On September 3, 2019, Scott Huckins was appointed CFO of the Company.  In connection with his appointment, the Company granted Mr. Huckins options to purchase 262,182 Common Shares, 173,319 RSUs and 346,638 PSUs.  The stock options vest on September 3, 2022, subject to Mr. Huckins' continued employment during the vesting period, and expire on September 3, 2029.  Each vested stock option will entitle Mr. Huckins to purchase one Common Share at an exercise price of $2.38, which was equal to the closing price of the Common Shares on September 3, 2019.  The RSUs vest in three equal annual installments beginning on September 3, 2020, and each vested RSU will entitle Mr. Huckins to receive one Common Share of the Company.

The vesting of 173,319 of the PSUs granted is subject to the Company achieving annual EBITDA thresholds during fiscal years 2019 through 2022, as follows: 57,773 PSUs will vest upon the Company achieving annual adjusted EBITDA of $80 million, another 57,773 will vest upon the Company achieving annual adjusted EBITDA of $110 million, and the final 57,773 will vest upon the Company achieving annual adjusted EBITDA of $140 million, and subject to Mr. Huckins' continued employment with the Company through the end of the fiscal year during which the adjusted EBITDA performance condition is achieved.  The vesting of the other 173,319 PSUs that were granted is subject to the Common Shares achieving certain volume-weighted average trading prices during a performance period commencing on September 3, 2019 and ending on December 31, 2022, as follows: 57,773 PSUs will vest upon achieving a trading price of $5.00 per share, another 57,773 will vest upon achieving a trading price of $9.00 per share, and the final 57,773 will vest upon achieving a trading price of $14.00 per share, in each case for 20 consecutive trading days, and subject to Mr. Huckins' continued employment with the Company through the date the stock price performance condition is achieved.  Each vested PSU will entitle Mr. Huckins to receive one Common Share without payment of additional consideration.

The grant-date fair values of the RSUs and PSUs subject to the adjusted EBITDA performance condition were estimated to be $2.38 based on the closing price of Common Shares on the date of grant.  A grant-date fair value of $1.18 was estimated for the stock options using the Black-Scholes option pricing model, and a weighted-average grant-date fair value of $0.79 was estimated for the PSUs subject to the stock price performance condition using a Monte Carlo valuation model.  The following table summarizes the inputs to the Black-Scholes option-pricing and Monte Carlo valuation models:

	Stock Options	PSUs
Grant-date stock price	$2.38	$2.38
Exercise price	$2.38	NA
Dividend yield	0%	0%
Expected volatility(1)	49.65%	55.94%
Risk-free interest rate(2)	1.40%	1.38%
Expected life (in years)(3)	6.50	2.06

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

The aggregate grant-date fair value of the stock options, RSUs and PSUs awarded to Mr. Huckins was determined to be $1.3 million, which will be recognized on a straight-line basis over the vesting period for the stock options and RSUs and the derived service period for the PSUs.  Each reporting period, the number of PSUs subject to the adjusted EBITDA performance condition that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of those PSUs is amortized over the remaining service period less amounts previously recognized.
SUNOPTA INC	27	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Short-Term Incentive Plan

On April 12, 2019 and June 14, 2019, the Company granted a total of 2,795,525 PSUs to certain employees of the Company under its Short-Term Incentive Plan.  The vesting of the PSUs is subject to the Company achieving a predetermined measure of adjusted EBITDA for fiscal 2019, and subject to each employee's continued employment with the Company through April 12, 2020 (the requisite service period).  The weighted-average grant-date fair value of the PSUs was estimated to be $3.46 based on the closing prices of the Common Shares on the dates of grant.  Each reporting period, the number of PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized.  For the quarter and three quarters ended September 28, 2019, the Company recognized compensation expense of $1.0 million and $1.8 million, respectively, related to the PSUs expected to vest, and the remaining compensation cost related to PSUs not yet recognized as an expense was determined to be $2.3 million as at September 28, 2019.

12.  Other Expense (Income), Net

The components of other expense (income) were as follows:

	Quarter ended		Three quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	$	$	$	$
Gain (loss) on sale of soy and corn business (see note 4)	1,109	—	(44,269)	—
Employee termination and recruitment costs(1)	3,222	43	5,290	397
Facility closure and lease termination costs(2)	—	—	308	1,767
Product withdrawal and recall costs(3)	—	1,010	260	1,455
Settlement gains(4)	(1,332)	—	(1,839)	—
Increase (decrease) in fair value of contingent consideration
(see note 6(3))	—	25	—	(2,348)
Other	324	58	506	46
	3,323	1,136	(39,744)	1,317

(1) Employee termination and recruitment costs

For the three quarters ended September 28, 2019, expenses represent severance benefits of $6.9 million for employees terminated in connection with the Value Creation Plan, net of the reversal of $2.9 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to those employees.  In addition, expenses include recruitment, relocation and termination costs related to the Company's CEO and CFO transitions.

For the quarter and three quarters ended September 29, 2018, the expense represents severance benefits incurred in connection with the Value Creation Plan.

(2) Facility closure and lease termination costs

For the three quarters ended September 28, 2019, expenses include costs to dismantle and move equipment from the Company's former soy extraction facility located in Heuvelton, New York, which was sold in April 2019.

For the three quarters ended September 29, 2018, expenses include the recognition of the remaining lease obligation related to the Company's former nutrition bar facility, and an impairment loss and closure costs related to the disposal of the Company's former roasting facility located in Wahpeton, North Dakota.
SUNOPTA INC	28	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(3) Product withdrawal and recall costs

For the quarters and three quarters ended September 28, 2019 and September 29, 2018, expenses represent product withdrawal and recall costs that were not eligible for reimbursement under the Company's insurance policies or exceeded the limits of those policies, including certain costs related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company during the second quarter of 2016.

(4) Settlement gains

For the quarter and three quarters ended September 28, 2019, the Company recognized settlement gains resulting from a legal matter and a project cancellation.

13.  Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	Quarter ended		Three quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
Basic Loss Per Share
Numerator for basic loss per share
Earnings (loss) attributable to SunOpta Inc.	$(11,749)	$(4,606)	$4,845	$(12,143)
Less: dividends and accretion on Series A Preferred Stock	(2,009)	(1,981)	(6,005)	(5,922)
Loss attributable to common shareholders	$(13,758)	$(6,587)	$(1,160)	$(18,065)

Denominator for basic loss per share
Basic weighted-average number of shares outstanding	87,928	87,168	87,695	86,982

Basic loss per share	$(0.16)	$(0.08)	$(0.01)	$(0.21)

Diluted Loss Per Share
Numerator for diluted loss per share
Earnings (loss) attributable to SunOpta Inc.	$(11,749)	$(4,606)	$4,845	$(12,143)
Less: dividends and accretion on Series A Preferred Stock(1)	(2,009)	(1,981)	(6,005)	(5,922)
Loss attributable to common shareholders	$(13,758)	$(6,587)	$(1,160)	$(18,065)

Denominator for diluted loss per share
Basic weighted-average number of shares outstanding	87,928	87,168	87,695	86,982
Dilutive effect of the following:
Series A Preferred Stock(1)	—	—	—	—
Stock options and restricted stock units(2)	—	—	—	—
Diluted weighted-average number of shares outstanding	87,928	87,168	87,695	86,982

Diluted loss per share	$(0.16)	$(0.08)	$(0.01)	$(0.21)

(1)  For the quarters and three quarters ended September 28, 2019 and September 29, 2018, it was more dilutive to assume the Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings/loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 11,333,333 Common Shares issuable on an if-converted basis.
SUNOPTA INC	29	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2) For the quarter and three quarters ended September 28, 2019, stock options and restricted stock units to purchase or receive 59,981 (September 29, 2018 - 625,167) and 105,486 (September 29, 2018 - 575,776) Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.  In addition, for the quarter and three quarters ended September 28, 2019, options to purchase 4,248,761 (September 29, 2018 - 1,864,830) and 3,318,583 (September 29, 2018 - 1,986,406) Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price.

14.  Supplemental Cash Flow Information

	Quarter ended		Three quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	$	$	$	$
Changes in Non-Cash Working Capital, Net of
Businesses Acquired or Sold
Accounts receivable	(7,822)	4,353	(2,086)	(2,608)
Inventories	28,722	3,777	(1,499)	(31,177)
Income tax recoverable/payable	(963)	(94)	(1,811)	2,113
Prepaid expenses and other current assets	(1,856)	7,404	(9,827)	6,350
Accounts payable and accrued liabilities	(12,556)	(8,367)	(5,715)	(2,336)
Customer and other deposits	(483)	(3,409)	(1,208)	(4,113)
	5,042	3,664	(22,146)	(31,771)

Non-Cash Investing and Financing Activities
Accrued post-closing adjustments payable in cash related to
the sale of soy and corn business	(1,106)	—	(1,106)	—
Accrued cash dividends on Series A Preferred Stock	(1,700)	(1,700)	(1,700)	(1,700)

15.  Commitments and Contingencies

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

SUNOPTA INC	30	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
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

16.  Segmented Information

The composition of the Company's reportable segments is as follows:

  Global Ingredients aggregates the Company's North American-based sunflower and roasted snack operations and international organic ingredients operations.  Global Ingredients included the operations of the specialty and organic soy and corn business that was sold in first quarter of 2019 (see note 4).
  Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks.  Healthy Beverages includes aseptically-packaged products including non-dairy plant-based beverages, broths and teas; refrigerated premium juices; shelf-stable juices and functional waters; and extraction of plant-based beverage ingredients.  Healthy Fruit includes IQF fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use.  Healthy Snacks is focused on fruit snack offerings and included the ending contribution from the exited flexible resealable pouch and nutrition bar product lines in the first quarter of 2018.

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
SUNOPTA INC	31	September 28, 2019 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 28, 2019 and September 29, 2018
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

		Quarter ended
		September 28, 2019
		Global		Consumer
		Ingredients		Products		Consolidated
	$		$		$
Segment revenues from external customers		107,853		188,088		295,941
Segment operating income (loss)		1,543		(147)		1,396
Corporate Services						(4,923)
Other expense, net (see note 12)						(3,323)
Interest expense, net						(8,864)
Loss before income taxes						(15,714)

		Quarter ended
		September 29, 2018
		Global		Consumer
		Ingredients		Products		Consolidated
	$		$		$
Segment revenues from external customers		136,754		171,617		308,371
Segment operating income		5,304		3,319		8,623
Corporate Services						(4,101)
Other expense, net (see note 12)						(1,136)
Interest expense, net						(8,792)
Loss before income taxes						(5,406)

		Three quarters ended
		September 28, 2019
		Global		Consumer
		Ingredients		Products		Consolidated
	$		$		$
Segment revenues from external customers		352,903		541,317		894,220
Segment operating income (loss)		9,611		(2,698)		6,913
Corporate Services						(12,657)
Other income, net (see note 12)						39,744
Interest expense, net						(25,857)
Earnings before income taxes						8,143

		Three quarters ended
		September 29, 2018
		Global		Consumer
		Ingredients		Products		Consolidated
	$		$		$
Segment revenues from external customers		419,770		520,561		940,331
Segment operating income		11,371		11,397		22,768
Corporate Services						(11,942)
Other expense, net (see note 12)						(1,317)
Interest expense, net						(25,486)
Loss before income taxes						(15,977)

SUNOPTA INC	32	September 28, 2019 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended September 28, 2019 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 29, 2018 ("Form 10-K").  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 6, 2019.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws.  Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans and objectives.  In some cases, forward-looking statements can be identified by terms such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," or other similar expressions concerning matters that are not historical facts, or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources.  Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

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
SUNOPTA INC	33	September 28, 2019 10-Q

  Consumer Products consists of three main commercial platforms: Healthy Beverages, Healthy Fruit and Healthy Snacks.  Healthy Beverages includes aseptically-packaged products including non-dairy plant-based beverages, broths and teas; refrigerated premium juices; shelf-stable juices and functional waters; and extraction of plant-based beverage ingredients.  Healthy Fruit includes individually quick frozen ("IQF") fruits for retail; IQF and bulk frozen fruit for foodservice; and custom fruit preparations for industrial use.  Healthy Snacks is focused on fruit snack offerings and included the ending contribution from the exited flexible resealable pouch and nutrition bar product lines in the first quarter of 2018.

Sale of Soy and Corn Business

On February 22, 2019, our subsidiary, SunOpta Grains and Foods Inc., completed the sale of our specialty and organic soy and corn business to Pipeline Foods, LLC ("Pipeline Foods") for $66.5 million, which was subject to certain post-closing adjustments recognized in the third quarter of 2019. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of the Global Ingredients reportable segment.  The net proceeds from this transaction were initially used to repay borrowings and increase availability under our Global Credit Facility (as described below under the heading "Liquidity and Capital Resources").  Over time, we intend to redeploy this capital to further enhance our consumer products and international organic ingredients operations.

The results of operations of the soy and corn business for period ended February 22, 2019, and for the quarter and three quarters ended September 29, 2018, are summarized in the table below.  These results exclude management fees charged by Corporate Services.

	Period ended	Quarter ended	Three quarters ended
	February 22, 2019	September 29, 2018	September 29, 2018
	$	$	$
Revenues	10,346	27,002	77,944
Gross profit	192	1,251	6,687
Segment operating income (loss)	(187)	868	5,538
Earnings (loss) before income taxes	(187)	817	5,531

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

	Period ended	Quarter ended	Three quarters ended
	February 22, 2019	September 29, 2018	September 29, 2018
	$	$	$
Earnings (loss) before income taxes of soy and corn
business	(187)	817	5,531
Depreciation	129	212	642
Interest income	—	(39)	(81)
Other expense	—	91	89
Less rationalized costs and expenses	(169)	(652)	(2,548)
Adjusted EBITDA	(227)	429	3,633

Adjusted EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations.  See footnote (3) to the "Consolidated Results of Operations for the Quarters Ended September 28, 2019 and September 29, 2018" table below for a discussion on the use of this non-GAAP measure.

For more information regarding the sale of the soy and corn business, see note 4 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC	34	September 28, 2019 10-Q

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

In September 2019, we completed a restructuring of our Corporate Services and Consumer Products organizational structures, which included a workforce reduction and other cost-saving initiatives that are expected to result in approximately $8 million to $10 million of annualized savings.  This restructuring is part of our effort to become more efficient and profitable, by simplifying the leadership organization of the business, in order to enhance decision making and speed to market.

In addition to this restructuring, and the sale of the soy and corn business (as described above), other actions taken under the Value Creation Plan have included the rationalization of certain of our operations and facilities, including the closure of our juice facility in San Bernardino, California, in the fourth quarter of 2016, the exit from flexible resealable pouch and nutrition bar product lines and operations initiated in the fourth quarter of 2017, and the consolidation of roasted snack operations and related disposal of our roasting facility in Wahpeton, North Dakota, in the second quarter of 2018.

For the quarters and three quarters ended September 28, 2019 and September 29, 2018, costs incurred and charged to expense in connection with the Value Creation Plan were recorded in the consolidated statement of operations as follows:

	Quarter ended		Three quarters ended
	September 28, 2019	September 29, 2018	September 28, 2019	September 29, 2018
	$	$	$	$
Cost of goods sold(1)	—	—	—	100
Selling, general and administrative expenses(2)	1,615	—	2,772	613
Other expense(3)	3,222	43	5,598	2,164
	4,837	43	8,370	2,877

(1) For the three quarters ended September 29, 2018, inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to the Consumer Products operating segment.

(2) Professional fees and employee retention, recruitment and relocation costs recorded in selling general and administrative expenses were allocated to Corporate Services.

(3) For the quarter ended September 28, 2019, costs recorded in other expense, such as employee termination and recruitment costs, and asset impairment, facility closure and lease termination costs, were allocated as follows:  Global Ingredients reportable segment - $nil (September 29, 2018 - $nil); Consumer Products operating segment - $1.1 million (September 29, 2018 - $nil); and Corporate Services - $2.1 million (September 29, 2018 - $0.0 million).  For the three quarters ended September 28, 2019, costs recorded in other expense were allocated as follows:  Global Ingredients reportable segment - $0.3 million (September 29, 2018 - $0.7 million); Consumer Products operating segment - $2.4 million (September 29, 2018 - $1.3 million); and Corporate Services - $2.9 million (September 29, 2018 - $0.2 million).

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

SUNOPTA INC	35	September 28, 2019 10-Q

Consolidated Results of Operations for the Quarters Ended September 28, 2019 and September 29, 2018

For the quarter ended	September 28, 2019	September 29, 2018	Change	Change
	$	$	$	%
Revenues
Global Ingredients	107,853	136,754	(28,901)	-21.1%
Consumer Products	188,088	171,617	16,471	9.6%
Total revenues	295,941	308,371	(12,430)	-4.0%

Gross profit
Global Ingredients	10,101	14,477	(4,376)	-30.2%
Consumer Products	16,224	19,651	(3,427)	-17.4%
Total gross profit	26,325	34,128	(7,803)	-22.9%

Segment operating income (loss)(1)
Global Ingredients	1,543	5,304	(3,761)	-70.9%
Consumer Products	(147)	3,319	(3,466)	-104.4%
Corporate Services	(4,923)	(4,101)	(822)	-20.0%
Total segment operating income (loss)	(3,527)	4,522	(8,049)	-178.0%

Other expense, net	3,323	1,136	2,187	192.5%

Earnings (loss) before the following	(6,850)	3,386	(10,236)	-302.3%
Interest expense, net	8,864	8,792	72	0.8%
Recovery of income taxes	(3,935)	(870)	(3,065)	-352.3%
Net loss(2),(3)	(11,779)	(4,536)	(7,243)	-159.7%
Earnings (loss) attributable to non-controlling interests	(30)	70	(100)	-142.9%
Loss attributable to SunOpta Inc.	(11,749)	(4,606)	(7,143)	-155.1%
Dividends and accretion on Series A Preferred Stock	(2,009)	(1,981)	(28)	-1.4%

Loss attributable to common shareholders(4)	(13,758)	(6,587)	(7,171)	-108.9%

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

	Global	Consumer	Corporate
	Ingredients	Products	Services	Consolidated
For the quarter ended	$	$	$	$
September 28, 2019
Segment operating income (loss)	1,543	(147)	(4,923)	(3,527)
Other expense, net	(1,176)	(1,327)	(820)	(3,323)
Earnings (loss) before the following	367	(1,474)	(5,743)	(6,850)

September 29, 2018
Segment operating income (loss)	5,304	3,319	(4,101)	4,522
Other expense, net	(1,047)	(37)	(52)	(1,136)
Earnings (loss) before the following	4,257	3,282	(4,153)	3,386

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude from segment operating income. However, any measure of operating income excluding any or all of these items is not, and should not be viewed as, a substitute for operating income prepared under U.S. GAAP. These items are presented solely to allow investors to more fully understand how we assess financial performance.

SUNOPTA INC	36	September 28, 2019 10-Q

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

	Excluding
	disposed operations		Disposed operations		Consolidated
		Per Diluted Share		Per Diluted Share		Per Diluted Share
For the quarter ended	$	$	$	$	$	$
September 28, 2019
Net loss	(10,974)		(805)		(11,779)
Loss attributable to non-controlling interests	30		—		30
Dividends and accretion of Series A Preferred Stock	(2,009)		—		(2,009)
Loss attributable to common shareholders	(12,953)	(0.15)	(805)	(0.01)	(13,758)	(0.16)

Adjusted for:
Costs related to the Value Creation Plan(a)	4,837		—		4,837
Post-closing adjustments and other costs related to
sale of soy and corn business(b)	—		1,109		1,109
Contract manufacturer transition costs(c)	159		—		159
Other(d)	(1,166)		—		(1,166)
Net income tax effect(e)	(764)		(304)		(1,068)
Adjusted loss	(9,887)	(0.11)	—	—	(9,887)	(0.11)

September 29, 2018
Net earnings (loss)	(4,620)		84		(4,536)
Earnings attributable to non-controlling interests	(70)		—		(70)
Dividends and accretion of Series A Preferred Stock	(1,981)		—		(1,981)
Earnings (loss) attributable to common shareholders	(6,671)	(0.08)	84	—	(6,587)	(0.08)

Adjusted for:
Equipment start-up costs(f)	1,500		—		1,500
Product withdrawal and recall costs(g)	1,011		—		1,011
New product commercialization costs(h)	360		—		360
Costs related to Value Creation Plan(i)	43		—		43
Other(j)	83		—		83
Net income tax effect(e)	(243)		—		(243)
Adjusted earnings (loss)	(3,917)	(0.05)	84	—	(3,833)	(0.04)

(a) Reflects employee retention and relocation costs of $0.9 million, and professional fees of $0.7 million recorded in SG&A expenses; and employee termination costs of $3.4 million (net of the reversal of $0.8 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), and CFO recruitment costs of $0.6 million recorded in other expense.

(b) Reflects post-closing adjustments and transaction costs incurred in connection with the sale of the soy and corn business, which reduced the gain on sale recorded in other income.

(c) Reflects the write-down of assets related to the transition of premium juice production activities to new contract manufacturers, which was recorded in other expense.

(d) Other includes a legal settlement gain of $1.3 million, offset by losses on disposal of assets, which were recorded in other income/expense.

(e) Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 27% for the quarter ended September 28, 2019 (September 29, 2018 - 26%) on adjusted earnings/loss before tax.

(f) Reflects costs related to the start-up of new roasting equipment for grains, seeds and legumes at our Crookston, Minnesota, facility, which were recorded in cost of goods sold.

SUNOPTA INC	37	September 28, 2019 10-Q

(g) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, which were recorded in other expense.

(h) Reflects costs of production trials and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold.

(i) Reflects employee termination costs related to the Value Creation Plan, which were recorded in other expense.

(j) Other includes the accretion of contingent consideration obligations, gain/loss on the disposal of assets, and settlement of a legal matter, which were recorded in other expense/income.

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude to compute adjusted earnings/loss.  However, adjusted earnings/loss is not, and should not be viewed as, a substitute for earnings prepared under U.S. GAAP.  Adjusted earnings/loss is presented solely to allow investors to more fully understand how we assess our financial performance.

(3) We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation and asset impairment charges, as well as other unusual items that affect the comparability of operating performance.  We also use this measure to review and assess our progress under the Value Creation Plan and to assess operating performance in connection with our employee incentive programs.  In addition, we are subject to certain restrictions on incurring additional indebtedness based on availability and metrics that include in their calculation a measure of EBITDA.  We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)).  The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.  In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of the disposals of the soy and corn business, and flexible resealable pouch and nutrition bar operations on our consolidated results for the periods presented.  We believe this presentation assists investors in assessing the results of the operations we have disposed of and the effect of those operations on our financial performance.

	Excluding
	disposed operations	Disposed operations	Consolidated
For the quarter ended	$	$	$
September 28, 2019
Net loss	(10,974)	(805)	(11,779)
Recovery of income taxes	(3,631)	(304)	(3,935)
Interest expense, net	8,864	—	8,864
Other expense, net	2,214	1,109	3,323
Total segment operating loss	(3,527)	—	(3,527)
Depreciation and amortization	8,517	—	8,517
Stock-based compensation(a)	3,327	—	3,327
Costs related to Value Creation Plan(b)	1,615	—	1,615
Adjusted EBITDA	9,932	—	9,932

September 29, 2018
Net earnings (loss)	(4,620)	84	(4,536)
Provision for (recovery of) income taxes	(903)	33	(870)
Interest expense (income), net	8,831	(39)	8,792
Other expense (income), net	1,045	91	1,136
Total segment operating income	4,353	169	4,522
Depreciation and amortization	7,959	212	8,171
Stock-based compensation	2,120	—	2,120
Equipment start-up costs(c)	1,500	—	1,500
New product commercialization costs(d)	360	—	360
Adjusted EBITDA	16,292	381	16,673

(a) For the third quarter of 2019, stock-based compensation of $3.3 million was recorded in SG&A expenses, and the reversal of $0.8 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(b) Reflects employee retention and relocation costs of $0.9 million, and professional fees of $0.7 million recorded in SG&A expenses.

(c) Reflects costs related to the start-up of new roasting equipment for grains, seeds and legumes at our Crookston, Minnesota, facility, which were recorded in cost of goods sold.

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
SUNOPTA INC	38	September 28, 2019 10-Q

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

(4) In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor's ability to derive meaningful period-over-period comparisons and trends from our results of operations.  In particular, we evaluate our revenues on a basis that excludes the effects of fluctuations in commodity pricing and foreign exchange rates.  In addition, we exclude specific items from our reported results that, due to their nature or size, we do not expect to occur as part of our normal business on a regular basis.  These items are identified above under footnote (2), and below in the discussion of our results of operations.  These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not be considered in isolation of, or as substitutes for, an analysis of our results as reported under U.S. GAAP.

Revenues for the quarter ended September 28, 2019 decreased by 4.0% to $295.9 million from $308.4 million for the quarter ended September 29, 2018.  Excluding the impact on revenues of the sale of the soy and corn business, exit from the flexible resealable pouch and nutrition bar product lines, and the acquisition of Sanmark (a net decrease in revenues of $25.4 million), a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $2.9 million), and changes in foreign exchange rates (a decrease in revenues of $1.6 million) and commodity-related pricing (a decrease in revenues of $1.2 million), revenues increased by 6.6% in the third quarter of 2019, compared with the third quarter of 2018.  The increase in revenues on an adjusted basis reflected the expansion of plant-based beverage and broth offerings, growth in plant-based beverage ingredient extraction volumes, and increased trading volumes of internationally-sourced organic ingredients, offset by lower volumes of fruit snack products due to the timing of customer promotions and lower volumes of domestically-sourced sunflower inshell and kernel.

Gross profit decreased $7.8 million, or 22.9%, to $26.3 million for the quarter ended September 28, 2019, compared with $34.1 million for the quarter ended September 29, 2018.  As a percentage of revenues, gross profit for the quarter ended September 28, 2019 was 8.9% compared to 11.1% for the quarter ended September 29, 2018, a decrease of 2.2%.  The gross profit percentage would have been approximately 12.4% for the third quarter of 2018, excluding the gross profit impact of the sale of the soy and corn business and the exit from flexible resealable pouch and nutrition bar product lines, and equipment start-up and product introduction costs of $1.9 million.  The decline in the gross profit percentage on an adjusted basis was mainly due to lower cocoa commodity hedging gains, together with reduced pricing spreads and manufacturing inefficiencies within our international organic ingredients operations, as described below for the Global Ingredients segment, and lower profitability within our frozen fruit operations, in part due to the impact of a weather-related shortfall of strawberry supply that resulted in higher fruit purchase prices and reduced production volumes and related inefficiencies as described below for the Consumer Products segment.

Global Ingredients accounted for $4.4 million of the decrease in gross profit, including the sale of the soy and corn business (a decrease in gross profit of $1.3 million).  Excluding the impact of the sale of the soy and corn business, the gross profit percentage for Global Ingredients would have been 9.4% and 12.1% in the third quarters of 2019 and 2018, respectively, which reflected a $2.3 million reduction in cocoa commodity hedging gains within our international organic ingredients operations, together with reduced pricing spreads and manufacturing inefficiencies for certain organic ingredients, offset by a $0.7 million reduction in foreign exchange losses on U.S. dollar-denominated raw material purchase contracts, and improved margin performance from of our sunflower and roasting operations.  In the third quarter of 2019, we recognized a gain of $0.3 million on futures contracts used to manage our exposure to changes in cocoa prices on our physical organic cocoa position, compared with a gain of $2.6 million in the third quarter of 2018.

Consumer Products accounted for $3.4 million of the decrease in gross profit, which reflected the impact of a significant shortfall in strawberries serving the freezer market due to poor weather conditions in both central Mexico and California, which resulted in commodity price inflation and unfavorable production variances within our frozen fruit operations due to lower plant utilization and the rework of bulk inventories to meet customer demand.  The negative impact to gross profit of frozen fruit from the weather-related shortfall was estimated to be $8.1 million in the third quarter of 2019.  Overall, the Healthy Fruit platform generated losses in the third quarter of 2019, after reporting a decline in gross profit of $9.1 million from the third quarter of 2018.  Offsetting the negative Healthy Fruit results was a favorable impact within the Healthy Beverage platform from higher volumes of plant-based beverages, broths and plant-based beverage ingredients, improved plant utilization and productivity-driven cost savings, and additional aseptic processing capacity that came on-line in the third quarter of 2019.

SUNOPTA INC	39	September 28, 2019 10-Q

For the quarter ended September 28, 2019, we realized a total segment operating loss of $3.5 million, compared with total segment operating income of $4.5 million for the quarter ended September 29, 2018.  The decrease in total segment operating income reflected lower overall gross profit, as described above, and a $0.5 million increase in consolidated SG&A expenses.  The increase in SG&A expenses reflected higher overall employee compensation-related costs, offset by SG&A reductions related to the sale of the soy and corn business and rationalized overhead, together with other cost reduction measures.  Excluding the operating results of the soy and corn business and flexible resealable pouch and nutrition bar operations, as well as SG&A costs incurred and expensed related to the Value Creation Plan and other items identified above affecting gross profit, the total  segment operating loss would have been $1.9 million in the third quarter of 2019, compared with total segment operating income of $6.2 million in the third quarter of 2018.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other expense for the quarter ended September 28, 2019 of $3.3 million reflected employee termination and recruitment costs of $4.0 million associated with the Value Creation Plan, including costs related to our CFO transition in the third quarter of 2019, and post-closing adjustments of $1.1 million related to the sale of the soy and corn business, offset by a legal settlement gain of $1.3 million and the reversal of $0.8 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees.  Other expense for the quarter ended September 29, 2018 of $1.1 million reflected product withdrawal and recall costs of $1.0 million, mainly related to the voluntary recall of certain roasted sunflower products initiated in 2016.

Interest expense increased by $0.1 million to $8.9 million for the quarter ended September 28, 2019, compared with $8.8 million for the quarter ended September 29, 2018.  Interest expense included the amortization of debt issuance costs of $0.7 million and $0.6 million in the third quarters of 2019 and 2018, respectively.

We recognized a recovery of income tax of $3.9 million for the quarter ended September 28, 2019, compared with a recovery of income taxes of $0.9 million for the quarter ended September 29, 2018.  The effective tax rate was 25.0% for the third quarter of 2019, compared with 16.1% for the third quarter of 2018.

On a consolidated basis, we realized a loss attributable to common shareholders of $13.8 million (diluted loss per share of $0.16) for the quarter ended September 28, 2019, compared with a loss attributable to common shareholders of $6.6 million (diluted loss per share of $0.08) for the quarter ended September 29, 2018.

For the quarter ended September 28, 2019, adjusted loss was $9.9 million, or $0.11 per diluted share, on a consolidated basis, compared with adjusted loss of $3.8 million, or $0.04 per diluted share, on a consolidated basis for the quarter ended September 29, 2018.  Excluding the results of the disposed soy and corn, flexible resealable pouch and nutrition bar operations, adjusted loss was $9.9 million, or $0.11 per diluted share, for the quarter ended September 28, 2019, compared with adjusted loss of $3.9 million, or $0.05 per diluted share, for the quarter ended September 29, 2018.  Adjusted EBITDA for the quarter ended September 28, 2019 was $9.9 million on a consolidated basis, compared with $16.7 million on a consolidated basis for the quarter ended September 29, 2018.  Excluding disposed operations, adjusted EBITDA for the quarter ended September 28, 2019 was $9.9 million, compared with $16.3 million for the quarter ended September 29, 2018.  Adjusted earnings and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC	40	September 28, 2019 10-Q

Segmented Operations Information

Global Ingredients
For the quarter ended	September 28, 2019	September 29, 2018	Change	% Change

Revenues	$107,853	$136,754	$(28,901)	-21.1%
Gross profit	10,101	14,477	(4,376)	-30.2%
Gross profit %	9.4%	10.6%		-1.2%

Operating income	$1,543	$5,304	$(3,761)	-70.9%
Operating income %	1.4%	3.9%		-2.5%

Global Ingredients contributed $107.9 million in revenues for the quarter ended September 28, 2019, compared to $136.8 million for the quarter ended September 29, 2018, a decrease of $28.9 million, or 21.1%.  Excluding the impact on revenues of the sale of the soy and corn business and acquisition of Sanmark (a net decrease in revenues of $25.4 million) and commodity-related pricing and foreign exchange rate movements (a decrease in revenues of $3.9 million), Global Ingredients revenues increased approximately 0.3%.  The table below explains the decrease in reported revenues:

Global Ingredients Revenue Changes
Revenues for the quarter ended September 29, 2018	$136,754
Impact of the sale of the soy and corn business	(27,002)
Decreased commodity pricing for internationally-sourced organic ingredients, offset by increased commodity pricing for domestically-sourced sunflower	(2,249)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar period-over-period	(1,611)
Increased trading volumes of internationally-sourced organic ingredients including sugars, grains and cocoa, together with higher volumes of retail birdfeed, offset by lower volumes of organic fruits and vegetables, coffee and nuts, together with lower volumes of sunflower inshell and kernel	1,961
Revenues for the quarter ended September 28, 2019	$107,853

Gross profit in Global Ingredients decreased by $4.4 million to $10.1 million for the quarter ended September 28, 2019, compared to $14.5 million for the quarter ended September 29, 2018, and the gross profit percentage decreased by 1.2% to 9.4%.  Excluding the impact on gross profit of the sale of the soy and corn business, the gross profit percentage would have been 9.4% and 12.7% in the third quarters of 2019 and 2018, respectively.  The decrease in gross profit percentage excluding the soy and corn business reflected lower cocoa commodity hedging gains, together with reduced pricing spreads and manufacturing inefficiencies within our international organic ingredients operations, offset by improved margin performance within our domestic sunflower and roasting operations, and a favorable foreign exchange result.  The table below explains the decrease in gross profit:

SUNOPTA INC	41	September 28, 2019 10-Q

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended September 29, 2018	$14,477
Lower cocoa commodity hedging gains within our international organic ingredients operations ($2.3 million) and lower pricing spreads for certain organic ingredients, including fruits and vegetables, offset by increased trading volumes of certain organic ingredients and higher pricing spread on oils, together with improved margin performance for roasted snacks and ingredients	(3,259)
Impact from the sale of soy and corn business	(1,251)
Increased spending and lower utilization related to the recently commissioned second cocoa processing line within our international organic ingredients operations, and lower yields for organic sunflower oil and sesame seed production due to the quality of the raw material inputs	(585)
Decrease in foreign exchange losses on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations	719
Gross profit for the quarter ended September 28, 2019	$10,101

Operating income in Global Ingredients decreased by $3.8 million, or 70.9%, to $1.5 million for the quarter ended September 28, 2019, compared to $5.3 million for the quarter ended September 29, 2018.  The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended September 29, 2018	$5,304
Decrease in gross profit, as explained above	(4,376)
Higher employee-related compensation costs within our international organic ingredients operations, offset by SG&A reductions from the sale of the soy and corn business and favorable foreign exchange impact on euro-denominated SG&A expenses	(894)
Decrease in corporate cost allocations due to the sale of the soy and corn business	1,209
Net foreign exchange gains on the revaluation of U.S. dollar-denominated receivable and payable balances and $0.1 million increase in marked-to-market gains related to forward currency contracts	300
Operating income for the quarter ended September 28, 2019	$1,543

Looking forward, we believe Global Ingredients is positioned to take advantage of opportunities in the growing organic food and non-GMO categories. Having completed the sale of our soy and corn business, which formed part of Global Ingredients, we intend to focus our efforts on growing our international organic sourcing and supply capabilities and leveraging these capabilities internally with forward and backward integration where opportunities exist.  In particular, we expect to grow our organic oils program through the integration of Sanmark, together with the completion of our new organic avocado oil facility located in Ethiopia.  Commercial production of avocado oil began in third quarter of 2019, with output from the new facility expected to ramp-up in the fourth quarter of 2019 following the avocado harvest season.  Within our domestic sunflower business, continued lower demand and resultant underutilization of our production facilities is expected to negatively impact the margin profile of this business in the fourth quarter of 2019.  The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, unexpected delays in our ingredient expansion plans, or our inability to secure quality inputs or achieve our product mix or cost reduction goals, along with the other factors described above under "Forward-Looking Statements."

SUNOPTA INC	42	September 28, 2019 10-Q

Consumer Products
For the quarter ended	September 28, 2019	September 29, 2018	Change	% Change

Revenues	$188,088	$171,617	$16,471	9.6%
Gross profit	16,224	19,651	(3,427)	-17.4%
Gross profit %	8.6%	11.5%		-2.9%

Operating income (loss)	$(147)	$3,319	$(3,466)	-104.4%
Operating income (loss) %	-0.1%	1.9%		-2.0%

Consumer Products contributed $188.1 million in revenues for the quarter ended September 28, 2019, compared to $171.6 million for the quarter ended September 29, 2018, an increase of  $16.5 million, or 9.6%.  Excluding the impact on revenues of a profit-neutral change to a co-manufacturing agreement with a customer and sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $2.9 million), and changes in raw fruit commodity-related pricing (an increase in revenues of $1.1 million), Consumer Products revenues increased approximately 10.7%.  The table below explains the increase in reported revenues:

Consumer Products Revenue Changes
Revenues for the quarter ended September 29, 2018	$171,617
Higher sales volumes of plant-based beverages, everyday broth offerings and plant-based beverage ingredients	23,703
Lower volumes of fruit snack products related to the timing of customer promotions	(3,428)
Lower revenues due the change to a co-manufacturing agreement with a customer, and the impact of the exit from flexible resealable pouch and nutrition bar product lines	(2,932)
Reduced volumes of frozen fruit and fruit ingredients, offset by increased pricing for frozen fruit	(872)
Revenues for the quarter ended September 28, 2019	$188,088

Gross profit in Consumer Products decreased by $3.4 million to $16.2 million for the quarter ended September 28, 2019, compared to $19.7 million for the quarter ended September 29, 2018, and the gross profit percentage decreased by 2.9% to 8.6%.  The decrease in the gross profit percentage primarily reflected the impact of higher commodity pricing for frozen fruit due to the weather-related shortage of strawberries, together with unfavorable production variances within our frozen fruit operations due to lower plant utilization and rework of bulk inventories to meet customer demand, offset by strong volumes and productivity-driven cost savings within the Healthy Beverage platform.  The weather-related impact to gross profit from frozen fruit was estimated to be $8.1 million in the third quarter of 2019, or approximately a negative 4.3% impact on the gross profit percentage.  The table below explains the decrease in gross profit:

Consumer Products Gross Profit Changes
Gross profit for the quarter ended September 29, 2018	$19,651
Impact of the strawberry shortage due to higher commodity pricing and costs associated with reduced plant utilization and rework of bulk inventories ($8.1 million), and lower volumes and plant utilization for fruit ingredients	(9,081)
Higher sales volumes, plant utilization and productivity improvements within our plant-based beverage, broth and ingredient extraction operations, offset by lower volumes of fruit snack products	5,654
Gross profit for the quarter ended September 28, 2019	$16,224

SUNOPTA INC	43	September 28, 2019 10-Q

Operating income in Consumer Products decreased by $3.5 million to an operating loss of $0.1 million for the quarter ended September 28, 2019, compared to operating income of $3.3 million for the quarter ended September 29, 2018. The table below explains the decrease in operating income:

Consumer Products Operating Income Changes
Operating income for the quarter ended September 29, 2018	$3,319
Decrease in gross profit, as explained above	(3,427)
Increase in corporate cost allocations due to the centralization of transactional and other support functions for the Healthy Fruit platform (offset by the headcount reductions below) and the realignment of Corporate Services resources following the sale of the soy and corn business	(2,046)
Headcount reductions within the Healthy Fruit platform due to the centralization of transactional and other support functions, as well as other SG&A expense reductions	2,007
Operating loss for the quarter ended September 28, 2019	$(147)

Looking forward we believe the markets targeted by our Consumer Products segment continue to have long-term growth potential.  For the fourth quarter and full year 2019, we expect revenues and gross profit from the Healthy Beverage and Healthy Snacks platforms to outperform the prior year comparable periods.  We completed the expansion of our Allentown, Pennsylvania, plant-based beverage facility in July 2019, which added incremental aseptic processing and filling capacity beginning in the third quarter of 2019, and we began construction related to the expansion of our plant-based beverage ingredient extraction capabilities.  Revenues and margins in the Healthy Fruit platform were in-line with our expectations for the third quarter of 2019, after taking into account the effects of the weather-related shortfall of strawberry freezer supply from both Mexico and California.  While this supply disruption is expected to continue to negatively impact revenues and margins in our frozen fruit business until the 2020 crop cycle, we anticipate profitability improvements in the fourth quarter of 2019 and first half of 2020, as a result of steps we have taken to source additional fruit from alternative regions, and to recover the increased commodity costs through higher sales pricing to customers.  In addition, we continue to make progress with the fruit optimization plan we are implementing over the 2019 and 2020 crop seasons, including the installation of further automation to lower variable labor costs, building rational customer pricing structures, and enhancing business planning and leadership.  The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including unfavorable shifts in consumer preferences, increased competition, realization of sales pricing initiatives, availability and field pricing for fruit, availability and pricing of other raw material supplies, volume decreases or loss of customers, unexpected delays in our expansion and integration plans, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under "Forward-Looking Statements."

Corporate Services
For the quarter ended	September 28, 2019	September 29, 2018	Change	% Change

Operating loss	$(4,923)	$(4,101)	$(822)	-20.0%

Operating loss at Corporate Services increased by $0.8 million to $4.9 million for the quarter ended September 28, 2019, compared to a loss of $4.1 million for the quarter ended September 29, 2018. The table below explains the increase in operating loss:

SUNOPTA INC	44	September 28, 2019 10-Q

Corporate Services Operating Loss Changes
Operating loss for the quarter ended September 29, 2018	$(4,101)
Increased stock-based compensation costs related to the initiation of an equity-based annual bonus plan for most employees in 2019	(1,212)
Incremental expense associated with headcount additions during fiscal 2018, higher employee-related variable compensation and salary increases, offset by reductions in travel and other discretionary spending, and favorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	(447)
Increase in corporate cost allocations to SunOpta operating segments	837
Operating loss for the quarter ended September 28, 2019	$(4,923)

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

SUNOPTA INC	45	September 28, 2019 10-Q

Consolidated Results of Operations for the three quarters ended September 28, 2019 and September 29, 2018

For the three quarters ended	September 28, 2019	September 29, 2018	Change	Change
	$	$	$	%
Revenues
Global Ingredients	352,903	419,770	(66,867)	-15.9%
Consumer Products	541,317	520,561	20,756	4.0%
Total revenues	894,220	940,331	(46,111)	-4.9%

Gross profit
Global Ingredients	34,735	42,576	(7,841)	-18.4%
Consumer Products	47,123	59,582	(12,459)	-20.9%
Total gross profit	81,858	102,158	(20,300)	-19.9%

Segment operating income (loss)(1)
Global Ingredients	9,611	11,371	(1,760)	-15.5%
Consumer Products	(2,698)	11,397	(14,095)	-123.7%
Corporate Services	(12,657)	(11,942)	(715)	-6.0%
Total segment operating income (loss)	(5,744)	10,826	(16,570)	-153.1%

Other expense (income), net	(39,744)	1,317	(41,061)	n/m

Earnings before the following	34,000	9,509	24,491	257.6%
Interest expense, net	25,857	25,486	371	1.5%
Provision for (recovery of) income taxes	3,239	(3,853)	7,092	184.1%
Net earnings (loss)(2),(3)	4,904	(12,124)	17,028	140.4%
Earnings attributable to non-controlling interests	59	19	40	210.5%
Earnings (loss) attributable to SunOpta Inc.	4,845	(12,143)	16,988	139.9%
Dividends and accretion on Series A Preferred Stock	(6,005)	(5,922)	(83)	-1.4%

Loss attributable to common shareholders(4)	(1,160)	(18,065)	16,905	93.6%

(1) The following table presents a reconciliation of segment operating income/loss to earnings/loss before the following, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended September 28, 2019 and September 29, 2018" table regarding the use of this non-GAAP measure).

	Global	Consumer	Corporate	Consol-
	Ingredients	Products	Services	idated
For the three quarters ended	$	$	$	$
September 28, 2019
Segment operating income (loss)	9,611	(2,698)	(12,657)	(5,744)
Other income (expense), net	43,507	(2,104)	(1,659)	39,744
Earnings (loss) before the following	53,118	(4,802)	(14,316)	34,000

September 29, 2018
Segment operating income (loss)	11,371	11,397	(11,942)	10,826
Other income (expense), net	(2,299)	1,180	(198)	(1,317)
Earnings (loss) before the following	9,072	12,577	(12,140)	9,509

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude from segment operating income. However, any measure of operating income excluding any or all of these items is not, and should not be viewed as, a substitute for operating income prepared under U.S. GAAP. These items are presented solely to allow investors to more fully understand how we assess financial performance.

(2) The following table presents a reconciliation of adjusted earnings/loss from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended September 28, 2019 and September 29, 2018" table regarding the use of this non-GAAP measure).  In addition, in recognition of the sale of the soy and corn business (as described above under the heading "Sale of Soy and Corn Business"), and our exit from flexible resealable pouch and nutrition bar product lines and operations (as described above under the heading "Value Creation Plan"), we have prepared this table in a columnar format to present the effect of the disposal of these operations on our consolidated results for the current and comparative periods.  We believe this presentation assists investors in assessing the results of the operations we have disposed and the effect of those operations on our financial performance.

SUNOPTA INC	46	September 28, 2019 10-Q

	Excluding
	disposed operations		Disposed operations		Consolidated
		Per Diluted Share		Per Diluted Share		Per Diluted Share
For the three quarters ended	$	$	$	$	$	$
September 28, 2019
Net earnings (loss)	(26,941)		31,845		4,904
Earnings attributable to non-controlling interests	(59)		—		(59)
Dividends and accretion of Series A Preferred Stock	(6,005)		—		(6,005)
Earnings (loss) attributable to common shareholders	(33,005)	(0.38)	31,845	0.36	(1,160)	(0.01)

Adjusted for:
Gain on sale of soy and corn business(a)	—		(44,269)		(44,269)
Costs related to the Value Creation Plan(b)	8,370		—		8,370
Contract manufacturer transition costs(c)	448		—		448
Plant expansion costs(d)	311		—		311
Product withdrawal and recall costs(e)	260		—		260
Other(f)	(1,491)		—		(1,491)
Net income tax effect(g)	(1,379)		12,130		10,751
Adjusted loss	(26,486)	(0.30)	(294)	—	(26,780)	(0.31)

September 29, 2018
Net earnings (loss)	(13,557)		1,433		(12,124)
Earnings attributable to non-controlling interests	(19)		—		(19)
Dividends and accretion of Series A Preferred Stock	(5,922)		—		(5,922)
Earnings (loss) attributable to common shareholders	(19,498)	(0.22)	1,433	0.02	(18,065)	(0.21)

Adjusted for:
Costs related to Value Creation Plan(h)	1,696		1,181		2,877
Equipment start-up costs(i)	2,230		—		2,230
Product withdrawal and recall costs(j)	1,456		—		1,456
New product commercialization costs(k)	360		—		360
Other(l)	198		—		198
Fair value adjustment on contingent consideration(m)	(2,500)		—		(2,500)
Recovery of product withdrawal costs(n)	(1,200)		—		(1,200)
Net income tax effect(g)	(280)		(307)		(587)
Adjusted earnings (loss)	(17,538)	(0.20)	2,307	0.03	(15,231)	(0.18)

(a) Reflects the gain on sale of the soy and corn business, net of transaction costs and post-closing adjustments, which was recorded in other income.

(b) Reflects employee retention and relocation costs of $1.8 million, and professional fees of $1.0 million recorded in SG&A expenses; and employee termination costs of $6.9 million (net of the reversal of $2.9 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), CEO and CFO recruitment costs of $1.2 million, and facility closure costs of $0.3 million, all recorded in other expense.

(c) Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold and other expense.

(d) Reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility, which were recorded in cost of goods sold.

(e) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, which were recorded in other expense.

(f) Other includes settlement gains resulting from a legal matter and a project cancellation, offset by losses on disposal of assets, insurance deductibles, and business development costs, which were recorded in other income/expense.

(g) Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 27% for the three quarters ended September 28, 2019 (September 29, 2018 - 26%) on adjusted earnings/loss before tax.

(h) Reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses; and asset impairment, facility closure and employee termination costs of $2.2 million recorded in other expense, all related to the Value Creation Plan.

SUNOPTA INC	47	September 28, 2019 10-Q

(i) Reflects costs related to the start-up of new roasting equipment for grains, seeds and legumes at our Crookston, Minnesota, facility, which were recorded in cost of goods sold.

(j) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, which were recorded in other expense.

(k) Reflects costs of production trials and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold.

(l) Other included the accretion of contingent consideration obligations, gain/loss on the disposal of assets, severance costs unrelated to the Value Creation Plan, and settlement of a legal matter, which were recorded in other expense/income.

(m) Reflects a fair value adjustment of $2.5 million to reduce the contingent consideration obligation related to a prior business acquisition, based on the results for the business in fiscal 2018, which was recorded in other income.

(n) Reflects the recovery from a third-party supplier of $1.2 million of costs we incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold.  Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(3) The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended September 28, 2019 and September 29, 2018" table regarding the use of this non-GAAP measure).  In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of the disposals of the soy and corn business, and flexible resealable pouch and nutrition bar operations on our consolidated results for the periods presented.  We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

	Excluding
	disposed operations	Disposed operations	Consolidated
For the three quarters ended	$	$	$
September 28, 2019
Net earnings (loss)	(26,941)	31,845	4,904
Provision for (recovery of) income taxes	(8,779)	12,018	3,239
Interest expense, net	25,857	—	25,857
Other expense (income), net	4,525	(44,269)	(39,744)
Total segment operating loss	(5,338)	(406)	(5,744)
Depreciation and amortization	24,876	129	25,005
Stock-based compensation(a)	8,265	—	8,265
Costs related to Value Creation Plan(b)	2,772	—	2,772
Plant expansion costs(c)	311	—	311
Contract manufacturer transition costs(d)	289	—	289
Adjusted EBITDA	31,175	(277)	30,898

September 29, 2018
Net earnings (loss)	(13,557)	1,433	(12,124)
Provision for (recovery of) income taxes	(4,413)	560	(3,853)
Interest expense (income), net	25,567	(81)	25,486
Other expense (income), net	47	1,270	1,317
Total segment operating income	7,644	3,182	10,826
Depreciation and amortization	23,859	642	24,501
Stock-based compensation	6,395	—	6,395
Equipment start-up costs(e)	2,230	—	2,230
Costs related to Value Creation Plan(b)	713	—	713
New product commercialization costs(f)	360	—	360
Recovery of product withdrawal costs(g)	(1,200)	—	(1,200)
Adjusted EBITDA	40,001	3,824	43,825

(a) For the first three quarters of 2019, stock-based compensation of $8.3 million was recorded in SG&A expenses, and the reversal of $2.9 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(b) For the first three quarters of 2019, reflects employee retention and relocation costs of $1.8 million, and professional fees of $1.0 million recorded in SG&A expenses.  For the first three quarters of 2018, reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; and professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses.

(c) Reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility, which were recorded in cost of goods sold.

(d) Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold.

(e) Reflects costs related to the start-up of new roasting equipment for grains, seeds and legumes at our Crookston, Minnesota, facility, which were recorded in cost of goods sold.

(f) Reflects costs of production trials and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold.

SUNOPTA INC	48	September 28, 2019 10-Q

(g) Reflects the recovery from a third-party supplier of $1.2 million of costs we incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold.  Costs incurred related to this withdrawal were recognized in cost of goods sold in the fourth quarter of 2016.

(4) Refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended September 28, 2019 and September 29, 2018" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the three quarters ended September 28, 2019 decreased by 4.9% to $894.2 million from $940.3 million for the three quarters ended September 29, 2018.  Excluding the impact on revenues of the sale of the soy and corn business, the exit from flexible resealable pouch and nutrition bar product lines, and the acquisition of Sanmark (a net decrease in revenues of $66.4 million), changes in foreign exchange rates (a decrease in revenues of $8.6 million) and commodity-related pricing (a decrease in revenues of $7.5 million), and a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $7.4 million), revenues increased by 5.1% in the first three quarters of 2019, compared with the first three quarters of 2018.  The increase in revenues on an adjusted basis reflected the expansion of plant-based beverage and broth offerings, growth in plant-based beverage ingredient extraction volumes, and increased trading volumes of internationally-sourced organic ingredients, offset by reduced demand for fruit ingredients from yogurt producers and foodservice customers, modest declines in sales volumes for frozen fruit, net of increased pricing, and lower volumes of domestically-sourced sunflower inshell and kernel.

Gross profit decreased $20.3 million, or 19.9%, to $81.9 million for the three quarters ended September 28, 2019, compared with $102.2 million for the three quarters ended September 29, 2018.  As a percentage of revenues, gross profit for the three quarters ended September 28, 2019 was 9.2% compared to 10.9% for the three quarters ended September 29, 2018, a decrease of 1.7%.  Excluding the gross profit impact of the sale of the soy and corn business and the exit from flexible resealable pouch and nutrition bar product lines, together with plant expansion and contract manufacturing transition costs of $0.6 million in the first three quarters of 2019, the gross profit percentage for the first three quarters of 2019 would have been approximately 9.3%, which compares to 11.3% for the first three quarters of 2018, excluding equipment start-up and product introduction costs of $2.6 million, less the recovery from a supplier of previously-incurred product withdrawal costs of $1.2 million in the first three quarters of 2018.  The decline in the gross profit percentage on an adjusted basis was mainly due to lower profitability within our frozen fruit operations, in part due to the impact of a weather-related shortfall of strawberry supply that resulted in higher fruit purchase prices and reduced production volumes and related inefficiencies as described below for the Consumer Products segment, and reduced pricing spreads and manufacturing inefficiencies within our international organic ingredients operations, as described below for the Global Ingredients segment.

Global Ingredients accounted for $7.8 million of the decrease in gross profit, including the sale of the soy and corn business (a decrease in gross profit of $6.5 million).  Excluding the impact of the sale of the soy and corn business, the gross profit percentage for Global Ingredients would have been 10.1% and 10.5% in the first three quarters of 2019 and 2018, respectively, which reflected reduced pricing spreads and manufacturing inefficiencies for certain organic ingredients, together with a $0.7 million reduction in cocoa commodity hedging gains, offset by a $4.8 million reduction in foreign exchange losses on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations, and improved margin performance from of our sunflower and roasting operations.  In the first three quarters of 2019, we recognized a gain of $0.3 million on futures contracts used to manage our exposure to changes in cocoa prices on our physical organic cocoa position, compared with a gain of $0.9 million in the first three quarters of 2018.

Consumer Products accounted for $12.5 million of the decrease in gross profit, mainly reflecting the impact of a significant shortfall in strawberries serving the freezer market due to poor weather conditions in both central Mexico and California, which resulted in commodity price inflation and unfavorable production variances within our frozen fruit operations due to lower plant utilization and the rework of bulk inventories to meet customer demand.  The negative impact to gross profit of frozen fruit from the weather-related shortfall was estimated to be $13.3 million in the first three quarters of 2019.  Overall, the Healthy Fruit platform generated losses in the first three quarters of 2019, after reporting a decline in gross profit of $19.9 million from the comparable period of 2018.  Offsetting the negative Healthy Fruit results was a favorable impact within the Healthy Beverage platform from higher volumes of plant-based beverages, broths and plant-based beverage ingredients, improved plant utilization and productivity-driven cost savings, and additional aseptic processing capacity that came on-line in the third quarter of 2019.

For the three quarters ended September 28, 2019, we realized a total segment operating loss of $5.7 million, compared with total segment operating income of $10.8 million for the three quarters ended September 29, 2018.  The decrease in total segment operating income reflected lower overall gross profit, as described above, partially offset by a $1.3 million decrease in SG&A expenses and a favorable foreign exchange impact of $2.4 million mainly within our international organic ingredients operations (including a $0.3 million favorable result related to forward currency contracts).  The decrease in SG&A expenses reflected the sale of the soy and corn business and rationalized overhead, and other cost reduction measures, offset by higher employee compensation-related costs.  Excluding the operating results of the soy and corn business and flexible resealable pouch and nutrition bar operations, as well as SG&A costs incurred and expensed related to the Value Creation Plan and other items identified above affecting gross profit, the total segment operating loss would have been $2.0 million in the first three quarters of 2019, compared with total segment operating income of $9.9 million in the first three quarters of 2018.

SUNOPTA INC	49	September 28, 2019 10-Q

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information".

Other income for the three quarters ended September 28, 2019 of $39.7 million reflected a pre-tax gain on sale of the soy and corn business of $44.3 million, the reversal of $2.9 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees, and legal settlement and project cancellation gains of $1.8 million.  These other income amounts were offset mainly by employee termination and recruitment costs of $8.2 million associated with the Value Creation Plan, including costs related to our CEO and CFO transitions, and the sale of the soy and corn business.  Other expense for the three quarters ended September 29, 2018 of $1.3 million reflected facility closure costs, asset impairment charges and employee termination costs of $2.2 million associated with the Value Creation Plan, and product withdrawal and recall costs of $1.5 million, offset by a $2.5 million reduction to the remaining contingent consideration obligation that arose from a prior business acquisition.

Interest expense increased by $0.4 million to $25.9 million for the three quarters ended September 28, 2019, compared with $25.5 million for the three quarters ended September 29, 2018.  Interest expense included the amortization of debt issuance costs of $2.0 million and $1.8 million in the first three quarters of 2019 and 2018, respectively.

We recognized a provision of income tax of $3.2 million for the three quarters ended September 28, 2019, compared with a recovery of income taxes of $3.9 million for the three quarters ended September 29, 2018.  The effective tax rate was 39.8% for the first three quarters of 2019, compared with 24.1% for the first three quarters of 2018, which reflected the impact of a year-over-year increase in non-deductible stock-based compensation expense related to our 2019 annual bonus plan.

On a consolidated basis, we realized a loss attributable to common shareholders of $1.2 million (diluted loss per share of $0.01) for the three quarters ended September 28, 2019, compared with a loss attributable to common shareholders of $18.1 million (diluted loss per share of $0.21) for the three quarters ended September 29, 2018.

For the three quarters ended September 28, 2019, adjusted loss was $26.8 million, or $0.31 per diluted share, on a consolidated basis, compared with adjusted loss of $15.2 million, or $0.18 per diluted share, on a consolidated basis for the three quarters ended September 29, 2018.  Excluding the results of the disposed soy and corn, flexible resealable pouch and nutrition bar operations, adjusted loss was $26.5 million, or $0.30 per diluted share, for the three quarters ended September 28, 2019, compared with adjusted loss of $17.5 million, or $0.20 per diluted share, for the three quarters ended September 29, 2018.  Adjusted EBITDA for the three quarters ended September 28, 2019 was $30.9 million on a consolidated basis, compared with $43.8 million on a consolidated basis for the three quarters ended September 29, 2018.  Excluding disposed operations, adjusted EBITDA for the three quarters ended September 28, 2019 was $31.2 million, compared with $40.0 million for the three quarters ended September 29, 2018.  Adjusted earnings and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC	50	September 28, 2019 10-Q

Segmented Operations Information

Global Ingredients
For the three quarters ended	September 28, 2019	September 29, 2018	Change	% Change

Revenues	$352,903	$419,770	$(66,867)	-15.9%
Gross profit	34,735	42,576	(7,841)	-18.4%
Gross profit %	9.8%	10.1%		-0.3%

Operating income	$9,611	$11,371	$(1,760)	-15.5%
Operating income %	2.7%	2.7%		0.0%

Global Ingredients contributed $352.9 million in revenues for the three quarters ended September 28, 2019, compared to $419.8 million for the three quarters ended September 29, 2018, a decrease of $66.9 million, or 15.9%.  Excluding the impact on revenues of the sale of the soy and corn business and acquisition of Sanmark (a net decrease in revenues of $63.3 million) and commodity-related pricing and foreign exchange rate movements (a decrease in revenues of $16.8 million), Global Ingredients revenues increased approximately 3.8%.  The table below explains the decrease in reported revenues:

Global Ingredients Revenue Changes
Revenues for the three quarters ended September 29, 2018	$419,770
Impact of the sale of the soy and corn business	(67,598)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar period-over-period	(8,586)
Decreased commodity pricing for internationally-sourced organic ingredients, offset by increased commodity pricing for domestically-sourced sunflower	(8,222)
Increased trading volumes of internationally-sourced organic ingredients including oils (which included incremental revenues of Sanmark from the date of acquisition), cocoa, coffee, sugars, and fruits and vegetables, together with higher volumes of retail birdfeed, and roasted snacks and ingredients, offset by lower volumes of organic seeds and nuts, together with lower volumes of sunflower inshell and kernel	17,539
Revenues for the three quarters ended September 28, 2019	$352,903

Gross profit in Global Ingredients decreased by $7.8 million to $34.7 million for the three quarters ended September 28, 2019, compared to $42.6 million for the three quarters ended September 29, 2018, and the gross profit percentage decreased by 0.3% to 9.8%.  Excluding the impact on gross profit of the sale of the soy and corn business, the gross profit percentage would have been 10.1% and 10.5% in the first three quarters of 2019 and 2018, respectively.  The decrease in gross profit percentage excluding the soy and corn business reflected reduced pricing spreads and manufacturing inefficiencies within our international organic ingredients operations, offset by a favorable foreign exchange result, and improved margin performance within our domestic sunflower and roasting operations.  The table below explains the decrease in gross profit:

SUNOPTA INC	51	September 28, 2019 10-Q

Global Ingredients Gross Profit Changes
Gross profit for the three quarters ended September 29, 2018	$42,576
Impact of the sale of the soy and corn business	(6,495)
Lower pricing spreads for certain organic ingredients, including fruits and vegetables, cocoa, animal feed and nuts, together with lower sales and production volumes for sunflower inshell and kernel, and lower cocoa commodity hedging gains within our international organic ingredients operations ($0.7 million), offset by increased trading volumes for certain organic ingredients and higher pricing spread on coffee, together with improved margin performance for roasted snacks and ingredients, and birdfeed	(4,339)
Increased spending and lower utilization related to the recently commissioned second cocoa processing line within our international organic ingredients operations, and lower yields for organic sunflower oil and sesame seed production due to the quality of the raw material inputs	(1,801)
Decrease in foreign exchange losses on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations	4,794
Gross profit for the three quarters ended September 28, 2019	$34,735

Operating income in Global Ingredients decreased by $1.8 million, or 15.5%, to $9.6 million for the three quarters ended September 28, 2019, compared to $11.4 million for the three quarters ended September 29, 2018.  The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the three quarters ended September 29, 2018	$11,371
Decrease in gross profit, as explained above	(7,841)
Decrease in corporate cost allocations due to the sale of the soy and corn business	3,614
Net foreign exchange gains on the revaluation of U.S. dollar-denominated receivable and payable balances and $0.3 million increase in marked-to-market gains related to forward currency contracts	2,378
SG&A reductions from the sale of the soy and corn business and favorable foreign exchange impact on euro-denominated SG&A expenses, offset by higher employee-related compensation costs within our international organic ingredients operations	89
Operating income for the three quarters ended September 28, 2019	$9,611

Consumer Products
For the three quarters ended	September 28, 2019	September 29, 2018	Change	% Change

Revenues	$541,317	$520,561	$20,756	4.0%
Gross profit	47,123	59,582	(12,459)	-20.9%
Gross profit %	8.7%	11.4%		-2.7%

Operating income (loss) %	$(2,698)	$11,397	$(14,095)	-123.7%
Operating income (loss) %	-0.5%	2.2%		-2.7%

Consumer Products contributed $541.3 million in revenues for the three quarters ended September 28, 2019, compared to $520.6 million for the three quarters ended September 29, 2018, an increase of $20.8 million, or 4.0%.  Excluding the impact on revenues of a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $7.4 million), sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $3.1 million), and changes in raw fruit commodity-related pricing (an increase in revenues of $0.7 million), Consumer Products revenues increased approximately 5.9%.  The table below explains the increase in reported revenues:

SUNOPTA INC	52	September 28, 2019 10-Q

Consumer Products Revenue Changes
Revenues for the three quarters ended September 29, 2018	$520,561
Higher sales volumes of plant-based beverages, everyday broth offerings and plant-based beverage ingredients, together with comparable year-over-year sales of fruit snack products, offset by lower volumes of premium juice products due to the temporary loss of distribution in certain regions in the first quarter of 2019	36,318
Lower revenues due the change to a co-manufacturing agreement with a customer	(7,371)
Reduced volumes of fruit ingredients and frozen fruit, slightly offset by increased pricing for frozen fruit	(5,079)
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(3,112)
Revenues for the three quarters ended September 28, 2019	$541,317

Gross profit in Consumer Products decreased by $12.5 million to $47.1 million for the three quarters ended September 28, 2019, compared to $59.6 million for the three quarters ended September 29, 2018, and the gross profit percentage decreased by 2.7% to 8.7%.  The decrease in the gross profit percentage primarily reflected the impact of higher commodity pricing for frozen fruit due to the shortage of strawberries, together with unfavorable production variances with our frozen fruit operations due to lower plant utilization and rework of bulk inventories to meet customer demand, together with lower volumes and plant utilization for fruit ingredients.  The weather-related impact to gross profit from frozen fruit was estimated to be $13.3 million in the first three quarters of 2019, or approximately a negative 2.5% impact on the gross profit percentage.  These factors were partially offset by strong volumes and productivity-driven cost savings within the Healthy Beverage platform.  The table below explains the decrease in gross profit:

Consumer Products Gross Profit Changes
Gross profit for the three quarters ended September 29, 2018	$59,582
Impact of the strawberry shortage due to higher commodity pricing and costs associated with reduced plant utilization and rework of bulk inventories ($13.3 million), and lower volumes and plant utilization for fruit ingredients, together with the impact of a claim recovery from a supplier in the first half of 2018 for $1.2 million	(19,895)
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(157)
Higher sales volumes, plant utilization and productivity improvements within our plant-based beverage, broth and ingredient extraction operations, offset by a $0.9 million expense related to an isolated raw material spoilage event in our plant-based beverage operations in the second quarter of 2019, and increased costs for premium juice products associated with new contract manufacturing agreements	7,593
Gross profit for the three quarters ended September 28, 2019	$47,123

Operating income in Consumer Products decreased by $14.1 million to an operating loss of $2.7 million for the three quarters ended September 28, 2019, compared to operating income of $11.4 million for the three quarters ended September 29, 2018. The table below explains the decrease in operating income:

SUNOPTA INC	53	September 28, 2019 10-Q

Consumer Products Operating Income Changes
Operating income for the three quarters ended September 29, 2018	$11,397
Decrease in gross profit, as explained above	(12,459)
Increase in corporate cost allocations due to the centralization of transactional and other support functions for the Healthy Fruit platform (offset by the headcount reductions below) and the realignment of Corporate Services resources following the sale of the soy and corn business	(6,150)
Headcount reductions within the Healthy Fruit platform due to the centralization of transactional and other support functions, as well as other SG&A expense reductions	4,514
Operating loss for the three quarters ended September 28, 2019	$(2,698)

Corporate Services
For the three quarters ended	September 28, 2019	September 29, 2018	Change	% Change

Operating loss	$(12,657)	$(11,942)	$(715)	-6.0%

Operating loss at Corporate Services increased by $0.7 million to $12.7 million for the three quarters ended September 28, 2019, compared to a loss of $11.9 million for the three quarters ended September 29, 2018. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the three quarters ended September 29, 2018	$(11,942)
Increased stock-based compensation costs related to the initiation of an equity-based annual bonus plan for most employees in 2019	(1,871)
Incremental expense associated with headcount additions during fiscal 2018, higher employee-related variable compensation, and salary increases, offset by lower employee-related benefit costs and professional fees, and reductions in travel and other discretionary spending, and favorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	(1,380)
Increase in corporate cost allocations to SunOpta operating segments	2,536
Operating loss for the three quarters ended September 28, 2019	$(12,657)

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

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

  Existing cash and cash equivalents;
  Available operating lines of credit;
  Cash flows generated from operating activities, including working capital efficiency efforts;
SUNOPTA INC	54	September 28, 2019 10-Q

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

On September 19, 2017, the Global Credit Facility was amended to add an additional $15 million U.S. asset-based credit subfacility (the "U.S. Subfacility").  On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility by $5 million.  The entire $20 million available for borrowing under the U.S. Subfacility was fully drawn as of October 22, 2018.  Commencing on March 31, 2019, quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility.  Borrowings repaid under the U.S. Subfacility may not be borrowed again.  As at September 28, 2019, $13.3 million remained drawn on the U.S. Subfacility.  The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers' acceptance rate borrowings.

As at September 28, 2019, we had outstanding borrowings of $268.2 million (December 29, 2018 - $276.8 million) and available borrowing capacity of approximately $48 million (December 29, 2018 - $55 million) under the Global Credit Facility.  For more information on the Global Credit Facility, see note 9(1) to the unaudited consolidated financial statements included in this report.

On October 20, 2016, our subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the "Notes").  As at September 28, 2019, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017.  For more information on the Notes, see note 9(3) to the unaudited consolidated financial statements included in this report.

On October 7, 2016, SunOpta Foods issued 85,000 shares of Series A Preferred Stock (the "Preferred Stock") for $85.0 million.  The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share.  Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025, which presently equates to quarterly dividend payments of $1.7 million, and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance).  Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference.  After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance.  For more information on the Preferred Stock, see note 10 to the unaudited consolidated financial statements included in this report.

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

SUNOPTA INC	55	September 28, 2019 10-Q

Cash Flows

Third Quarter of 2019 Compared to Third Quarter of 2018

Net cash and cash equivalents decreased $0.3 million in the third quarter of 2019 to $2.2 million as at September 28, 2019, compared with $2.5 million at June 29, 2019.

Cash provided by operating activities was $4.3 million in the third quarter of 2019, compared with $10.5 million in the third quarter of 2018, a decrease in cash provided of $6.2 million, which reflected lower quarter-over-quarter operating results, mainly due to the reduction in frozen fruit profitability.

Cash used in investing activities was $7.6 million in the third quarter of 2019, compared with $6.0 million in the third quarter of 2018, an increase in cash used of $1.6 million, which reflected proceeds of $1.7 million received in the third quarter of 2018 related to the sale of businesses and assets.  Capital expenditures in the third quarter of 2019 of $7.6 million included the expansion of our plant-based beverage capacity, the addition of new automation at our frozen fruit and cocoa processing facilities, and completion of our new organic avocado oil facility.

Cash provided by financing activities was $3.0 million in the third quarter of 2019, compared with cash used of $4.7 million in the third quarter of 2018, an increase in cash provided of $7.7 million, which reflected borrowings of $4.6 million under our line of credit facilities in the third quarter of 2019, compared with repayments of $2.7 million in the third quarter of 2018, which reflected lower quarter-over-quarter operating results.

First Three Quarters of 2019 Compared to First Three Quarters of 2018

Net cash and cash equivalents decreased $1.1 million in the first three quarters of 2019 to $2.2 million as at September 28, 2019, compared with $3.3 million at December 29, 2018.

Cash used in operating activities was $26.4 million in the first three quarters of 2019, compared with $16.2 million in the first three quarters of 2018, an increase in cash used of $10.2 million, which reflected lower year-over-year operating results, mainly due to the reduction in frozen fruit profitability and sale of the soy and corn business, offset by lower cash used to fund working capital, including reduced inventory purchases due to the strawberry shortfall.

Excluding net proceeds from the sale of the soy and corn business of $64.7 million, cash used in investing activities was $28.2 million in the first three quarters of 2019, compared with $22.1 million in the first three quarters of 2018, an increase in cash used of $6.1 million, which reflected cash paid of $3.3 million to acquire Sanmark in first three quarters of 2019, and proceeds received of $2.7 million from the sale of businesses and assets in the first three quarters of 2018.  Capital expenditures were $24.9 million in the first three quarters of 2019, mainly reflecting spending on the projects identified above for the third quarter.

Cash used in financing activities was $11.0 million in the first three quarters of 2019, compared with cash provided of $37.0 million in the first three quarters of 2018, an increase in cash used of $48.0 million that reflected the initial application of the net proceeds from the sale of the soy and corn business to repay borrowings under our line of credit facilities, together with reduced inventory purchases in the first three quarters of 2019, offset by lower year-over-year operating results.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since December 29, 2018.

SUNOPTA INC	56	September 28, 2019 10-Q

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, related revenues and expenses, and disclosure of gain and loss contingencies at the date of the financial statements.  The estimates and assumptions made require us to exercise our judgment and are based on historical experience and various other factors that we believe to be reasonable under the circumstances.  We continually evaluate the information that forms the basis of our estimates and assumptions as our business and the business environment generally changes.  Except as described below, there have been no material changes to the critical accounting estimates disclosed under the heading "Critical Accounting Estimates" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Form 10-K.

Leases

As described in note 1 to the unaudited financial statements included in this report, we adopted ASC Topic 842, "Leases", on a modified retrospective basis beginning the first quarter of 2019.  Adoption of this standard had a significant impact on our consolidated balance sheet as at September 28, 2019 due to the recognition of operating lease right-of-use assets and lease liabilities; however, the standard did not have any impact on our consolidated results of operations or cash flows for the quarter and three quarters ended September 28, 2019, or on our accounting for finance leases.  Right-of-use assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease.  Lease assets and liabilities are recognized and measured based on the present value of future lease payments over the lease term.  In measuring lease assets and liabilities, critical estimates and assumptions include the amount and timing of the future lease payments based on the expected lease term, and the discount rate to apply to those future lease payments.  In determining the expected lease term, we consider the initial noncancelable period of the lease, together with periods covered by renewal options that we are reasonably certain to exercise.  Typically, most of our real estate leases and certain of our equipment leases include options to extend the leases, with exercise of these options being at our sole discretion.  The evaluation of whether the exercise of a renewal option is reasonably certain is a matter of judgment based on a number of factors, including the length of the initial lease period, the nature of the underlying asset and importance of the asset to our operations, the addition of significant leasehold improvements, and the availability of alternative replacement assets, as well as consideration of business, market and economic factors that may impact our assessment of the useful life of the underlying asset.  Generally, we use the initial noncancelable lease term when determining the lease asset and liability.  If there are significant events or changes in circumstances that cause us to reassess whether we are reasonably certain or not to exercise an option to extend a lease, we will remeasure the lease asset and liability using revised estimates of the discount rate and remaining lease term as at the reassessment date.  The discount rate used to determine the present value of the future lease payments is the implicit rate in the lease if readily determinable.  When that rate is not readily determinable, we use our incremental borrowing rate, which is the estimated rate of interest that we would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.  We determine our incremental borrowing rate based on the location of each leased asset, using relevant interest rate yield curves and credit spreads derived from available market data and our corporate credit rating.

See note 8 to the unaudited consolidated financial statements for disclosures related to leases.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of the Form 10-K.  There have been no material changes to our exposures to market risks since December 29, 2018.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission's rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to its management to allow timely decisions regarding required disclosure.

SUNOPTA INC	57	September 28, 2019 10-Q

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 28, 2019.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended September 28, 2019. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended September 28, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC	58	September 28, 2019 10-Q

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

Item 5. Other Information

Departure of Officer

As previously reported, SunOpta Inc. (the “Company”) announced the appointment of Scott Huckins as Chief Financial Officer (“CFO”) of the Company. Robert McKeracher, who had been serving as the Company’s CFO, ended his service as an officer of the Company on September 3, but continues to be employed by the Company in an advisory capacity through December 31, 2019 (the “Departure Date”) to ensure a seamless transition of his prior duties and responsibilities to Mr. Huckins. In connection with Mr. McKeracher’s pending departure, the Compensation Committee of the Board of Directors approved a Letter Agreement and Final Release (the “Separation Agreement”) with Mr. McKeracher on November 4, 2019. Pursuant to the Separation Agreement, Mr. McKeracher will be entitled to receive the following:

  Any base salary earned through the Departure Date and any accrued and unused paid time off;

  Any resulting payout of the 2019 bonus based on the Company’s year-end financial results [as stated in the 2019 Short Term Incentive Plan]. The 2019 bonus payment, if any, will be paid to Mr. McKeracher in accordance with the normally scheduled payout date for all eligible Company employees under the bonus plan;

  The 19,207 Restricted Stock Units issued to Mr. McKeracher on April 5, 2018 (“2018 RSUs”) will immediately vest after the Departure Date, as further described in this paragraph. Within 2 business days of the Departure Date, the Company will calculate any difference in the market value of the 2018 RSUs as of the grant date and the market value of the 2018 RSUs as of the Departure Date; if the market value of the 2018 RSUs as of the grant date is greater than the market value as of the Departure Date, then the difference will be satisfied, at the Company’s option, through either the issuance to Mr. McKeracher of additional RSUs or a cash payment (less applicable deductions and withholdings) within two weeks of the Departure Date. Additionally, the 50% cash portion of his retention bonus in the amount of $140,100 (Canadian dollars) (less applicable deductions and withholdings) will be paid to him on the first regular payroll date following the Departure Date.

  Severance pay in the total gross amount of $792,056.27 (Canadian dollars) to be paid in a lump sum on the next payroll following the Departure Date;

  Any unvested long-term incentive awards granted to Mr. McKeracher will continue to vest through May 24, 2020, subject to and in accordance with the terms of the applicable award agreements. Any vested options can be exercised until the earlier of (i) the expiry date of the option or (ii) June 24, 2020;

  Continued benefits for a period of eight weeks following the Departure Date; and

  Reimbursement for any properly incurred but unreimbursed business expenses through the Departure Date.

Any equity awards that do not meet the performance requirements will be forfeited and cancelled and Mr. McKeracher will not be entitled to any payment in lieu of such forfeited and cancelled awards. The Company will apply standard tax and other applicable withholdings to payments made to Mr. McKeracher.

In consideration for the payment and benefits provided under the Separation Agreement, Mr. McKeracher has agreed to:

  Be bound by certain non-solicitation, non-disparagement and confidentiality provisions set forth in the Separation Agreement; and
  Enter into a Release Agreement with the Company, pursuant to which Mr. McKeracher will release and waive any claims, charges, damages, and causes of action against the Company and certain third parties arising out of or related to Mr. McKeracher’s employment or engagement with the Company.

Item 6.  Exhibits

The following exhibits are included as part of this report.

10.1†	Letter Agreement and Final Release, effective March 5, 2019, between SunOpta Inc. and David Colo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2019).
10.2†	Separation Agreement and Full and Final Release, dated March 15, 2019, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2019).
10.3†	Employment Agreement, effective March 29, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2019).
10.4†	Restricted Stock Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 2, 2019).
10.5†	Stock Option Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 2, 2019).
10.6†	Performance Share Unit Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 2, 2019).
10.7†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 19, 2019).
10.8†	Employment Agreement, dated August 30, 2019, between SunOpta Inc. and Scott E. Huckins (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 5, 2019).
10.9†	Restricted Stock Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 5, 2019).
10.10†	Stock Option Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 5, 2019).

SUNOPTA INC	59	September 28, 2019 10-Q

10.11†

Performance Share Unit Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.12†*	Separation Agreement and Full and Final Release, dated September 20, 2019, by and between SunOpta Inc. and Robert Grant.
10.13†*	Separation Agreement and Full and Final Release, dated September 30, 2019, by and between SunOpta Inc. and Jeffrey Gough.
10.14†*	Separation Agreement and Full and Final Release, dated September 30, 2019, by and between SunOpta Inc. and James Gratzek.
10.15†*	Letter Agreement and Final Release, effective November 5, 2019, between SunOpta Inc. and Robert McKeracher.
31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†  Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC	60	September 28, 2019 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 6, 2019	/s/ Scott Huckins
Scott Huckins
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC	61	September 28, 2019 10-Q