Form 10-K
period 2019-12-28
SunOpta Inc.
filed 2020-02-27
CIK 351834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2019

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 001-34198

SUNOPTA INC.

(Exact Name of Registrant as Specified in Its Charter)

Canada	Not Applicable
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

 2233 Argentia Road, Suite 401

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [   ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]    No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [   ]  Accelerated filer [X] Non-accelerated filer [   ]  Smaller reporting company [   ] Emerging growth company [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]      No [X]

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant's common shares on June 28, 2019, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $230 million.

The number of shares of the registrant's common stock outstanding as of February 21, 2020 was 88,148,363.

Documents Incorporated by Reference:  Portions of the SunOpta Inc. Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.

FORM 10-K

For the year ended December 28, 2019

SUNOPTA INC.	1	December 28, 2019 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended December 28, 2019 ("Form 10-K") to "SunOpta", the "Company", "we", "us", "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

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

Canadian Dollar			Euro		Mexican Peso
Year	Closing	Average	Closing	Average	Closing	Average
2019	0.7646	0.7534	1.1172	1.1193	0.0531	0.0519
2018	0.7332	0.7723	1.1446	1.1812	0.0503	0.0520
2017	0.7971	0.7708	1.1998	1.1281	0.0509	0.0530
Forward-Looking Statements

This Form 10-K contains forward-looking statements which are based on management's current expectations and assumptions and involve a number of risks and uncertainties.  Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations and intentions; our intention to implement business strategies and operational actions and make structural investments under the Value Creation Plan, and the associated timing and costs of these actions; expected cost savings from actions completed under the Value Creation Plan; expected synergies, opportunities, revenues and earnings related to business acquisitions; our plans to expand our aseptic processing capacity and plant-based ingredient extraction capabilities and related project timing; the anticipated impact of the strawberry crop shortfall on revenues and margins prior to the 2020 crop cycle; our expectations regarding profitability improvements in our frozen fruit business in 2020; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; other expectations related to our businesses, including anticipated results of operations, operational growth and expansion plans, plans to reduce costs and improve profitability, intent and ability to bring new products and processes to market through innovation, and the exploration of the sale of selected businesses or assets; and other statements that are not historical facts.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

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
SUNOPTA INC.	2	December 28, 2019 10-K

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
  our ability to renew our revolving asset-based credit facility (the "Global Credit Facility") when it becomes due on March 31, 2022, and/or refinance our senior secured second lien notes when they mature on October 9, 2022;
  our ability to meet the financial covenants under the Global Credit Facility or to obtain necessary waivers from our lenders;
SUNOPTA INC.	3	December 28, 2019 10-K

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

SUNOPTA INC.	4	December 28, 2019 10-K

PART I

Item 1. Business

The Company

SunOpta, a corporation organized under the laws of Canada in 1973, is a leading global company focused on the manufacture of plant-based and fruit-based food and beverage products for sale to retail customers, foodservice distributors, branded food companies, and food manufacturers.  In addition, our global ingredient sourcing and production platform makes us one of the leading suppliers of organic and non-GMO ingredients to the food industry worldwide.  Our employees and assets, which include 18 processing facilities, are principally located in North America and Europe, with smaller operations in Africa.

Operating Segments and Principal Products

Effective the fourth quarter of 2019, we changed our segment reporting to reflect changes to our organization and leadership structure to align with the operational and strategic objectives established by our Chief Executive Officer.  As a result, we established two new segments - a Plant-Based Foods and Beverages segment and a Fruit-Based Foods and Beverages segment - based on the synergistic nature of the underlying principal product ingredients.  In addition, we realigned the Global Ingredients segment to combine our international organic ingredients operations and our premium juice program, based on shared raw material sourcing.  With these changes, the following is a description of the principal activities and products that comprise each of our three operating segments:

  Global Ingredients - We sell organic and non-GMO ingredients sourced from over 60 origins around the world.  Our portfolio includes fruits, vegetables, oils, fats, coffee, nuts, dried fruits, sugars, liquid sweeteners, seeds, grains, rice and pulses.  In addition, utilizing our own production facilities, we process value-added ingredients including cocoa liquor, butter and powder, sunflower kernel, oil and cakes, sesame seeds, and avocado oil.  We also partner with third-party co-manufacturers to produce consumer-packaged premium juice products (including private label orange juices, lemonades, and functional waters), utilizing internally-sourced raw materials.
  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and dry ingredients (utilizing almond, soy, coconut, oat, hemp, and other bases), as well as broths, teas and nutritional beverages.  In addition, we package dry- and oil-roasted in-shell sunflower and sunflower kernels, as well as corn-, soy- and legume-based roasted snacks, and we process and sell raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages - We offer individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, blends, and other berries), IQF and bulk frozen fruit for foodservice (including purées, fruit cups and smoothies), and custom fruit preparations for industrial use.  In addition, we offer fruit snacks, including bars, twists, ropes and bite-sized varieties.

Additional information regarding our segments is presented in note 24 to the consolidated financial statements at Item 15 of this Form 10-K.

Sale of Specialty and Organic Soy and Corn Business

On February 22, 2019, our subsidiary, SunOpta Grains and Foods Inc., completed the sale of our specialty and organic soy and corn business, which was engaged in seed and grain conditioning and corn milling and formed part of Global Ingredients.  The business included five facilities located in Hope, Minnesota, Blooming Prairie, Minnesota, Ellendale, Minnesota, Moorhead, Minnesota, and Cresco, Iowa.  The sale of the soy and corn business was driven by the portfolio optimization strategy of the Value Creation Plan (see below), which is designed to simplify our business and exit product lines where we are not effectively positioned to drive long-term profitable growth.  Additional financial information related to this transaction and the soy and corn business can be found in note 4 to the consolidated financial statements at Item 15 of this Form 10-K.

Value Creation Plan

In 2016, we established a Value Creation Plan with the objective of maximizing our ability to deliver long-term value to our shareholders.  Since 2016, we have identified and implemented a series of measures under the Value Creation Plan, including the sale of the soy and corn business (as described above).  In 2019, we appointed a new Chief Executive Officer and new Chief Financial Officer to continue to drive the Value Creation Plan.  Actions taken in 2019 included a workforce reduction program and other cost-saving initiatives that are expected to result in approximately $8 million to $10 million of savings annually beginning in 2020, and we initiated a plan to consolidate certain of our corporate office functions in Edina, Minnesota, which is expected to be completed in 2020 with the closure of our Placentia, California, office and downsizing of our Mississauga, Ontario, office.  Previous measures taken under the Value Creation Plan have included the consolidation of roasted snack operations and related disposal of our former roasting facility in Wahpeton, North Dakota, in 2018; the exit from flexible resealable pouch and nutrition bar product lines and operations initiated in 2017; and the closure of our juice processing facility in San Bernardino, California, in 2016.  In addition, we have made a series of organizational changes within our management and executive teams, including new leadership additions to many corporate, commercial and operational functions.  We have also added new employees in the areas of quality, food safety, sales, marketing, operations and engineering, and made capital investments at several of our manufacturing facilities to enhance food safety and production efficiencies.

SUNOPTA INC.	5	December 28, 2019 10-K

Raw Materials

Our raw materials primarily consist of agricultural ingredients and packaging materials.  We utilize an established global network of growers, processors and traders of organic and non-GMO raw material ingredients to support our Global Ingredients sourcing platform.  Because weather conditions and other factors can limit the availability of raw materials in a specific geography, we continue to focus on expanding sourcing projects to other parts of the world to ensure supply in years when local production is below normal levels.  The diversity of our supplier base helps us ensure continual supply by providing contra-seasonal solutions to mitigate crop and quality risks.  The largest ingredient in the products we produce in our food and beverage operations is strawberries.  Fresh and frozen berries are sourced directly from a large number of suppliers throughout the U.S., Mexico, and globally through Global Ingredients.  Our scale and location close to growing areas in Mexico and California makes us an attractive customer for fruit growers.

We rely on our packaging suppliers to ensure delivery of often unique, portable, and convenient consumer packaging formats.  In our aseptic processing facilities, we specialize in the use of Tetra Pak equipment in a variety of pack sizes and also offer a variety of opening types and extended shelf life ("ESL") options.  We also partner with third-party fillers to provide ESL and refrigerated packaging formats to our customers.

Customers

Our organic and non-GMO ingredients are sold to over 400 customers worldwide, including some of the largest U.S. consumer-packaged food companies.  We sell our plant-based and fruit-based food and beverage products through various distribution channels, including large retailers and club stores, branded food companies, foodservice distributors, quick service and casual dining restaurants and food manufacturers, located principally in the U.S.  We generally conduct our business with customers on the basis of purchase orders and short-term sales contracts.

In 2019, our largest customer, Starbucks Corporation, accounted for approximately 11% of our consolidated revenues and approximately 36% of our Plant-Based Foods and Beverages segment revenues.  No other customer individually accounted for more than 10% of our consolidated revenues in 2019.  Collectively, our top three customers in 2019, including Starbucks, accounted for approximately 27% of our consolidated revenues, and 11% of Global Ingredients segment revenues, 43% of Plant-Based Foods and Beverages segment revenues and 31% of Fruit-Based Foods and Beverages segment revenues.

Competition

The global organic food industry is very competitive due primarily to the limited worldwide supply of organic raw materials.  Global Ingredients competes with worldwide brokers, traders and food processors for the limited supply of organic raw material ingredients.  In many cases, we will enter into exclusive arrangements with growers and/or processors of key strategic raw material ingredients to control the reliability of our supply chain.

Our plant-based and fruit-based food and beverage operations compete with major branded and private-label food manufacturers.  Our customers do not typically commit to buy predetermined amounts of products and many customers utilize bidding procedures to select vendors.  As a result, price is often a key competitive factor in winning bids and retaining customers, along with product quality, food safety, innovation and customer service.  We believe that our integrated raw material sourcing capabilities, combined with our in-house processing and packaging capabilities, provides us with a low-cost advantage over many of our competitors.

Seasonality and Working Capital

Since we are diversified in the global organic and non-GMO ingredients market in terms, there are no material seasonal fluctuations in overall sourcing volumes, or in regard to the sale and distribution of our ingredient products.  However, there is seasonality in the procurement, transportation and processing of our principal raw material of strawberries, mainly related to the peak California and Mexico production seasons, which generally occur during the first two quarters of the year.  Similarly, we purchase the bulk of our annual sunflower crop requirements from North American growers following the harvest in the fall of each year.  As a result, our financing needs are generally highest in those periods due to crop inventory builds, while cash inflows are typically highest in the fourth quarter as inventories are drawn down.  Overall, the demand for our products has been approximately level throughout the year; however, sales of broth are generally higher in the fourth quarter.

SUNOPTA INC.	6	December 28, 2019 10-K

Research and Development

As a leading supplier of organic and non-GMO ingredients in the food industry, we are able to leverage our insights into emerging consumer tastes and preferences to develop and introduce new and innovative food and beverage products to the market.  Our innovation center located in Edina, Minnesota, supports our product development team of highly trained and experienced food scientists and technologists that are dedicated to the research and development of new product offerings and addressing product development opportunities for our customers.  These opportunities include new and custom formulations, innovations in packaging formats, and new production processes and applications.  Applications and technical support provided to our customers include all aspects of product development from concept to commercial launch, as well as ongoing manufacturing and processing support.

Trademarks

We do not extensively market our own consumer brands under trademarks that we own, which include Sunrich® Naturals and Pure Nature™.

Employees

As at December 28, 2019, we had a total of approximately 1,900 full-time employees (December 29, 2018 - 2,000).  We also employ up to 2,100 seasonal employees in the U.S. and Mexico during peak fruit seasons each year.

Regulations

We are subject to a wide range of governmental regulations and policies in various countries and regions where we operate, including the U.S., Canada, Mexico, the Netherlands, and the rest of the European Union ("EU"), Ethiopia, and China. Outside of the U.S., regulations concerning the sale or characterization of food ingredients vary substantially from country to country, and we take appropriate steps to comply with such regulations.  These laws, regulations and policies are implemented, as applicable in each jurisdiction, on the national, federal, state, provincial and local levels.  For example, we are affected by laws and regulations related to: seed, fertilizer and pesticides; the purchasing, harvesting, transportation and warehousing of grain and other products; the processing, packaging and sale of food, including wholesale operations; and product labeling and marketing, food safety and food defense.  We are also affected by government-sponsored price supports, acreage set aside programs and a number of environmental regulations.

U.S. Regulations

Our activities in the U.S. are subject to regulation by various governmental agencies, including the Food and Drug Administration ("FDA"), the Federal Trade Commission ("FTC"), the Environmental Protection Agency ("EPA"), the U.S. Department of Agriculture ("USDA"), Occupational Safety and Health Administration ("OSHA"), and the Departments of Commerce and Labor, as well as voluntary regulation by other bodies.  Various state and local agencies also regulate our activities.

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

SUNOPTA INC.	7	December 28, 2019 10-K

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

State and local statutes and regulations may impose additional food safety, labeling, and packaging requirements. For instance, the California Safe Drinking Water and Toxic Enforcement Act of 1986 (commonly referred to as "Proposition 65") requires, with a few exceptions, that a specific warning appear on any consumer product sold in California that contains a substance, above certain levels, listed by that state as having been found to cause cancer or birth defects. We believe we are in material compliance with state and local statutes and regulations as they apply to our business.

Environmental Regulations

We are also subject to various U.S. federal, state and local environmental regulations.  Some of the key environmental regulations in the U.S. include, but are not limited to, the following:

  Air quality regulations - air quality is regulated by the EPA and certain city/state air pollution control groups.  Emission reports are filed annually.
  Waste treatment/disposal regulations - solid waste is either disposed of by a third-party or, in some cases, we have a permit to haul and apply the sludge to land.  Agreements exist with local city sewer districts to treat waste at specified levels of Biological Oxygen Demand ("BOD"), Total Suspended Solids ("TSS") and other constituents.  This can require weekly/monthly reporting as well as annual inspection.
  Sewer regulations - we have agreements with the local city sewer districts to treat waste at specified limits of BOD and TSS.  This requires weekly/monthly reporting as well as annual inspection.
  Hazardous chemicals regulations - Various reports are filed with local city/state emergency response agencies to identify potential hazardous chemicals being used in our U.S. facilities.
  Storm water - all of our U.S. facilities are inspected annually and must comply with an approved storm water plan to protect water supplies.

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

In Canada, the sale of food is currently regulated under various federal and provincial laws, principally (but not limited to) the Safe Food for Canadians Act ("SFCA"), the Food and Drugs Act ("FADA"), the Canada Consumer Product Safety Act ("CCPSA"), the Canadian Food Inspection Agency Act  ("CFIAA") and the Canadian Environmental Protection Act, 1999 ("CEPA"), along with their supporting regulations.  The following is a brief summary of each of these statutes to the extent that they apply or potentially apply to the Company and its operations:

SUNOPTA INC.	8	December 28, 2019 10-K

  Safe Food for Canadians Regulations ("SFCR") (under the SFCA) - the SFCR came into effect on January 15, 2019 and consolidated 14 sets of existing food regulations into a single set of regulations which governs all imported, exported, or inter-provincially traded food products.  Some provisions of the SFCA and SFCR also apply intra-provincially.  Notably, SFCR replaced the Organic Products Regulations, 2009, the Processed Products Regulations and, to the extent that they related to food products, the Consumer Packaging and Labeling Act and its supporting regulations.  Principal elements of the SCFR which may impact the Company include licensing requirements, preventative controls, traceability requirements, commodity specific requirements, reporting requirements and timelines, an export certificate request process, packaging and labeling requirements to ensure food safety and prevent false or misleading labeling, regulation of the use of grades and grade names, standards of identity and expansion of the certification process for organic products, and other requirements.  Timelines for complying with the SFCR requirements vary by food, activity, and size of the food business.
  Food and Drug Regulations (under the FADA) - food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labeling, advertising and marketing, and licensing requirements.  New requirements regarding nutrition and ingredient labeling and food color were introduced on December 14, 2016.  To the extent the new labeling requirements apply to products manufactured and sold by the Company, we will have a five-year transitional period to adopt them.
  Canada Consumer Product Safety Act ("CCPSA") - the CCPSA provides oversight and regulation of consumer products with respect to manufacturers, importers, and retailers.  It includes, without limitation, the ability to require product recalls, mandatory incident reporting, document retention requirements, increased fines and penalties, and packaging and labeling requirements.  While the CCPSA does not apply to food, it does apply to its packaging with respect to safety.  It is possible that there will be amendments introduced to the FADA, to capture the essence of the regulatory oversight found in the CCPSA.  We have no way of anticipating if and when that may occur.
  Canadian Food Inspection Agency Act ("CFIAA") - the CFIAA grants power to the Canadian Food Inspection Agency (the "CFIA"), which is tasked with the administration and enforcement of certain Canadian food legislation.  By virtue of the CFIAA and the SFCA, the CFIA has the power to inspect and, if deemed necessary, recall certain products, including fresh fruit and vegetables, processed foods and organic foods, if the Minister of Health believes that such products pose a risk to the public, animal or plant health.
  Substance Regulations - Various regulations under CEPA regulate the importation and use of certain substances in Canada. For example, prior to the importation and use in products, the importer must ensure that all ingredients are found on the Domestic Substances List ("DSL") maintained by Environment and Climate Change Canada. In the event that an ingredient is not found on the DSL, then subject to the amount of the substance imported into Canada and used in products sold in Canada, a filing may become necessary under the New Substances Notification Regulations.

We are subject to Dutch and European Commission ("EC") regulations and policies.  Our European subsidiary, The Organic Corporation ("TOC"), is involved in the sourcing, supplying, processing, marketing, selling and distribution of organic food products and, as such, is subject to standards for production, labeling and inspection of organic products contained in EC Regulation 2092/91 (and its subsequent amendments).  TOC is certified by Skal, the inspection body for the production (trading and selling) of organic products in the Netherlands.  Products certified as organic by an EU-recognized inspection body, such as Skal, can be marketed within the entire EU.  In addition, under the terms of an equivalency arrangement between the U.S. and the EU, organic operations certified to the USDA organic or EU organic standards may be labeled and sold as organic in both the U.S. and EU.

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

SUNOPTA INC.	9	December 28, 2019 10-K

Environmental Hazards

We believe that, with respect to both our operations and real property, we are in material compliance with environmental laws at all of our locations.

Intellectual Property

The nature of a number of our products and processes requires that we create and maintain patents, trade secrets and trademarks.  Our policy is to protect our technology, brands and trade names by, among other things, filing patent applications for technology relating to the development of our business in the U.S. and in selected foreign jurisdictions, registering trademarks in the U.S., Canada and selected foreign jurisdictions where we sell products, and maintaining confidentiality agreements with outside parties and employees.

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), are available free of charge on our website at www.sunopta.com as soon as reasonably practicable after we file such information electronically with, or furnish it to, the U.S. Securities and Exchange Commission (the "SEC") and applicable Canadian Securities Administrators (the "CSA").

Item 1A.  Risk Factors

Our business, operations and financial condition are subject to various risks and uncertainties, including those described below and elsewhere in this report.  We believe the most significant of these risks and uncertainties are described below, any of which could adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Any such adverse effect could cause the trading price of our common stock to decline, and our shareholders may lose all or part of their investment.  There may be additional risks and uncertainties not presently known to us or that we currently consider immaterial.  Consequently, you should not consider the following to be a complete discussion of all possible risks or uncertainties applicable to our business.  These risk factors should be read in conjunction with the other information in this report and in the other documents that we file from time to time with the SEC and the CSA.

Risks Related to Strategic Initiatives, Significant Investors and Shareholder Activism

The implementation of our Value Creation Plan could pose a number of risks that could have an adverse impact on our business, financial condition and results of operations

In 2016, our management and directors developed a Value Creation Plan built on four pillars: portfolio optimization, operational excellence, go-to-market effectiveness and process sustainability. The Value Creation Plan is a broad-based initiative focused on increasing shareholder value through strategic investments made to the people and assets of the Company to deliver sustained profitable growth. We began implementing the Value Creation Plan in 2016, and implementation is ongoing and could span several more years.  In connection with the Value Creation Plan, we will continue to implement operational actions to improve our profitability and streamline our operations for long-term success.  These actions include rationalization or consolidation of certain of our operations or facilities, reinvestment in certain of our operations or facilities, investments in personnel, processes and tools, and other cost saving initiatives. These ongoing actions could consume capital resources and could also give rise to impairment and other restructuring charges in future periods that would be both cash and non-cash in nature, and these charges could be material.

SUNOPTA INC.	10	December 28, 2019 10-K

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

Our significant investors may have interests that conflict with those of our debtholders and other stakeholders

As at December 28, 2019, Oaktree Capital Management L.P., a private equity investor (together with its affiliates, "Oaktree") held a 19.5% voting interest in the Company through its holdings of 11,333,333 special voting shares and 8,092,699 common shares of the Company.  Oaktree has also nominated two members of our Board of Directors and is entitled to designate two nominees for election to the Board so long as it beneficially owns or controls at least 11.1% of our common stock on an as-exchanged basis.  If Oaktree beneficially owns or controls less than 11.1% but more than 5% of our common stock on an as-exchanged basis, it will be entitled to designate one nominee.  In addition, as at December 28, 2019, Engaged Capital, LLC (together with its affiliates, "Engaged Capital") beneficially owned or controlled approximately 10% of our common stock and has nominated one member of our Board.

Oaktree is assisting us with our efforts to improve our operations, management and governance.  Oaktree's objectives and perspectives as an equity investor in SunOpta may not always be aligned with those of other stakeholders, including our debtholders and smaller shareholders.

The interests of Oaktree and Engaged Capital may differ from the interests of our other stakeholders in material respects. For example, Oaktree and Engaged Capital may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us, including risks to our liquidity and financial condition. Oaktree and Engaged Capital are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Our other large investors do not have specific rights beyond those of smaller holders of our common shares.  However, a concentration of ownership within our large investors could potentially be disadvantageous to, or conflict with, interests of our debtholders or smaller shareholders.  In addition, if any significant shareholder were to sell or otherwise transfer all or a large percentage of its holdings, we could find it difficult to raise capital, if needed, through the sale of additional equity securities.

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

SUNOPTA INC.	11	December 28, 2019 10-K

Risks Related to Our Business

Product liability suits, recalls and threatened market withdrawals, could have a material adverse effect on our business

Many of our products are susceptible to harmful bacteria, and the sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties, faulty packaging materials, product contamination, or spoilage.  Under certain circumstances, we or our customers may be required to recall or withdraw products, which may lead to a material and adverse effect on our business, financial condition or results of operations. Our customers may also voluntarily recall or withdraw a product we manufactured or packaged, even without consulting us, which could increase our potential liability and costs and result in lost sales.  A product recall or withdrawal could result in significant losses due to the costs of the recall, the destruction of product inventory, and lost sales due to the unavailability of product for a period of time.  In addition, a recall or withdrawal may cause us to lose future revenues from, or relationships with, one or more material customers, and the impact of the recall or withdrawal could affect our customers' willingness to continue to purchase related or unrelated products from us, or could otherwise hinder our ability to grow our business with those customers.  We could also be forced to temporarily close one or more production facilities.

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

Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product.  Examples of causes of action that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices, and breach of state consumer protection statutes (such as Proposition 65 in California).  The FTC and/or state attorneys general may bring legal actions that seek to remove a product from the marketplace and/or impose fines and penalties.  Even if not merited, class claims, actions by the FTC or state attorneys general enforcement actions could be expensive to defend and could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	12	December 28, 2019 10-K

We are subject to significant food and health regulations

We are affected by a wide range of governmental regulations in Canada, the U.S., Mexico and several countries in Europe, among others.  These laws and regulations are implemented at the national level (including, among others, federal laws and regulations in Canada and the U.S.) and by local subdivisions (including, among others, state laws in the U.S. and provincial laws in Canada).  We are also subject to regulations of the EU and the regulatory authority of regulatory agencies in several different countries.  Examples of regulatory agencies influencing our operations include: the USDA, the FDA, the DHS, the EPA, the CFIA, and Skal, among others.

Examples of laws and regulations that affect us include laws and regulations applicable to:

  the use of seed, fertilizer and pesticides;
  the purchasing, harvesting, transportation and warehousing of seeds, grains and other products;
  the processing and sale of food, including wholesale operations; and
  the product labeling and marketing of food and food products, food safety and food defense.

These laws and regulations affect various aspects of our business.  For example, certain food ingredient products manufactured by SunOpta may require pre-market approval by the FDA that the ingredient is "generally recognized as safe," or "GRAS."  We believe that most food ingredients for which we have commercial rights are GRAS.  However, this status cannot be determined until actual formulations and uses are finalized.  As a result, we may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS.

In addition, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as "certified organic", and we currently manufacture a number of organic products that are covered by these regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance.  We could lose our "organic" certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic.  The loss of our "organic" certification could materially and adversely affect our business, financial condition and results of operations.

Our business is also required to comply with the Food Safety Modernization Act ("FSMA") and the FDA's implementing regulations. FSMA requires, among other things, that food facilities conduct contamination hazard analysis, implement risk-based preventive controls and develop track-and-trace capabilities. If we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

Our business is subject to the Perishable Agricultural Commodities Act ("PACA").  PACA regulates fair trade standards in the fresh produce industry and governs our purchases of fresh produce and sales of frozen produce.  We source fresh produce under licenses issued by the USDA, as required by PACA.  Our failure to comply with the PACA requirements could, among other things, result in civil penalties, suspension or revocation of our licenses to sell produce, and in certain cases, criminal prosecution, which could have a material and adverse effect on our business, financial condition and results of operations.

Changes in any government laws and regulations applicable to our operations could increase our compliance costs, negatively affect our ability to sell certain products or otherwise adversely affect our results of operations.  In addition, while we believe we are in material compliance with all laws and regulations applicable to our operations, we cannot assure you that we have been, or will at all times be, in compliance with all food production and health requirements, or that we will not incur material costs or liabilities in connection with these requirements.  Our failure to comply with any laws, regulations or policies applicable to our business could result in fines, lawsuits, enforcement actions, penalties or loss of the ability to sell certain products, any of which could materially and adversely affect our business, financial condition and results of operations.

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

SUNOPTA INC.	13	December 28, 2019 10-K

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

Our customers generally are not obligated to continue purchasing products from us

Many of our customers buy from us under purchase orders, and we generally do not have long-term agreements with, or commitments from, these customers for the purchase of products.  We cannot provide assurance that our customers will maintain or increase their sales volumes or orders for the products supplied by us or that we will be able to maintain or add to our existing customer base.  Decreases in our customers' sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition and results of operations.

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business and our results of operations.  Our three largest customers accounted for approximately 27% of consolidated revenues for the year ended December 28, 2019.  The loss, decrease or cancellation of business with any of our large customers could materially and adversely affect our business, financial condition and results of operations.

Consumer food preferences are difficult to predict and may change

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

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex.  We rely on suppliers for our raw materials and for the manufacturing, processing, packaging and distribution of many of our products.  The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall.  Many of our products are perishable and require timely processing and transportation to our customers.  Additionally, many of our products can only be stored for a limited amount of time before they spoil and cannot be sold.  We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory that may reach its expiration date.  If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall, which could have a material and adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	14	December 28, 2019 10-K

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

Volatility in the prices of raw materials, freight and energy could increase our cost of sales and reduce our gross margins

Raw materials represent a significant portion of our cost of sales.  Our cost to purchase services and materials, such as fruits and other commodities, processing aids, freight, and natural gas, can fluctuate depending on many factors, including weather patterns, economic and political conditions and pricing volatility.  In addition, we must compete for limited supplies of these raw materials and services with competitors having greater resources than we have.  If our cost of materials and services increases due to any of the above factors, we may not be able to pass along the increased costs to our customers.

We enter into a number of exchange-traded commodity futures contracts to partially hedge our exposure to price fluctuations on transactions to the extent considered practicable for minimizing risk from market price fluctuations.  Futures contracts used for hedging purposes are purchased and sold through regulated commodity exchanges.  Our inventories, however, may not be completely hedged, due in part to our assessment of exposure from expected price fluctuations and an inability to hedge a number of raw materials.  We also monitor the prices of natural gas and from time to time lock in a percentage of our natural gas needs based on current prices and expected trends.

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

Adverse weather conditions and natural disasters could impose costs on our business

Our various food products, from seeds to ingredients, fruits, vegetables and other inputs, are vulnerable to adverse weather conditions and natural disasters, including windstorms, hurricanes, earthquakes, floods, droughts, fires, and temperature and precipitation extremes, some of which are common but difficult to predict, as well as crop disease and infestation.  Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change.  Unfavorable growing conditions could reduce both crop size and crop quality.  In extreme cases, entire harvests may be lost in some geographic areas.  Adverse weather conditions or natural disasters may adversely affect our supply of one or more food products or prevent or impair our ability to ship products as planned.  These factors can increase acquisition and production costs, decrease our sales volumes and revenues, and lead to additional charges to earnings, which may have a material adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	15	December 28, 2019 10-K

A significant portion of our strawberry supply is sourced from California, which has experienced severe drought conditions from time to time, resulting in lost crops and water restrictions for growers in California.  As strawberry growers are largely dependent on well water, diminishing groundwater resources could also lead to a reduced strawberry supply.  Drought conditions are a recurring feature of California's climate, and existing and future water conservation laws could negatively impact the agricultural industry in California and have a material adverse effect on our business, financial condition and results of operations.

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

Technology failures could disrupt our operations and negatively impact our business

In the normal course of business, we rely on information technology systems to process, transmit, and store electronic information.  For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations.  Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers and suppliers depends on information technology.  Our information technology systems may be vulnerable to a variety of interruptions as a result of updating our enterprise platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues.  These events could compromise our confidential information, impede or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage.

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

SUNOPTA INC.	16	December 28, 2019 10-K

Changes in laws and regulations of privacy and protection of user data could adversely affect our business

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of proprietary information and personally-identifying information, including the California Consumer Privacy Act of 2018. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs, adopt additional compliance measures, such as notification requirements and corrective actions in the event of a security breach, and/or change our current or planned business models. We are already subject to strict data privacy laws in the European Union and other jurisdictions governing the collection, transmission, storage and use of employee data and personally-identifying information. The General Data Protection Regulation ("GDPR"), which became effective in Europe in May 2018, creates a range of new compliance obligations and increases financial penalties for non-compliance and extends the scope of the European Union data protection law to all companies processing data of European Union residents, regardless of the company's location. The GDPR and other privacy and data protection laws may be interpreted and applied differently from country to country and may create inconsistent or conflicting requirements. Such regulations increase our compliance and administrative burden significantly. While we have developed and are executing comprehensive plans to meet these requirements and do not currently foresee significant obstacles that would prevent timely compliance, these plans are subject to many variables that could delay or otherwise affect implementation.

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

If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected

Labor is a significant component of the cost of operating our business.  Our ability to meet our labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements.  In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline, while increasing our wages could cause our earnings to decrease.  If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, unionization of farm workers or increases in the federal- or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers' compensation insurance), our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

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

SUNOPTA INC.	17	December 28, 2019 10-K

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

The current U.S. administration has expressed strong concerns about imports from countries that it perceives as engaging in unfair trade practices, and it is possible the administration could impose import duties or other restrictions on products, components or raw materials sourced from those countries, which may include countries from which we import components or raw materials. Any such import duties or restrictions could have a material adverse effect on our business, results of operations or financial condition.  Moreover, tariffs, or other changes in U.S. trade policy, could trigger retaliatory actions by affected countries. A "trade war" or other governmental action related to tariffs, sanctions or international trade agreements or policies has the potential to adversely impact demand for our products, our costs, customers, suppliers and/or the economic environments in which we operate and, thus, to adversely impact our businesses.

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

We are subject to substantial environmental regulation and policies

We are, and expect to continue to be, subject to substantial federal, state, provincial and local environmental regulations. Some of the key environmental regulations to which we are subject include air quality regulations of the EPA and certain city, state and provincial air pollution control groups, waste treatment/disposal regulations, sewer regulations under agreements with local city sewer districts, regulations governing hazardous substances, storm water regulations and bioterrorism regulations.  For a more detailed summary of the environmental regulations and policies to which we are subject, see "Item 1. Business-Regulation" of this report.  Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, storm water discharge, solid waste, land spreading and hazardous waste.

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

SUNOPTA INC.	18	December 28, 2019 10-K

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

Fluctuations in exchange rates, interest rates and commodity prices could adversely affect our business, financial condition, results of operations or liquidity

We are exposed to foreign exchange rate fluctuations as our non-U.S.-based operations are translated into U.S. dollars for financial reporting purposes and we also sell product in currencies that are different from the currency used to purchase materials, or process finished goods.  We are exposed to changes in interest rates as a significant portion of our debt bears interest at variable rates.  We are exposed to price fluctuations on a number of commodities as we hold inventory and enter into transactions to buy and sell products in a number of markets.  Additional qualitative and quantitative disclosures about these risks can be found in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of this report.  As a result of these exposures, fluctuations in exchange rates, interest rates and certain commodities could adversely affect our business, financial condition, results of operations or liquidity.

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

For example, we have operations in Mexico, including a facility in the State of Michoacán, near areas where there have been incidents of unrest, which may heighten the risks of our international operations described above.

As we continue to expand our business globally, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely impact our business, financial condition and results of operations.  In addition, any acquisition of businesses with operations outside of the U.S. and Canada may exacerbate this risk.

SUNOPTA INC.	19	December 28, 2019 10-K

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

Our business may be materially and adversely affected if we are unable to renew the Global Credit Facility and/or refinance our senior secured second lien notes

On January 28, 2020, we entered into a restatement agreement to, among other things, extend the maturity date of the Global Credit Facility from February 10, 2021 to March 31, 2022.  However, at the extended maturity date, we may not be able to renew this facility to the same level or size, or on terms as favorable as at present.  A reduced facility may impact our ability to finance our business, requiring us to scale back our operations and our use of working capital.  Alternatively, obtaining credit on less favorable terms would have a direct impact on our profitability and operating flexibility.  Our senior secured second lien notes mature on October 9, 2022.  Our ability to refinance these notes upon maturity will depend on the capital markets and our financial condition at such time.  As a result, we may not be able to obtain refinancing on commercially reasonable terms, which could have a material and adverse impact on our business, financial condition and results of operations.  Alternatively, we may have to undertake alternative financing plans, such as restructuring our debt, selling assets, reducing or delaying capital investments, or seeking to raise additional capital.

SUNOPTA INC.	20	December 28, 2019 10-K

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

  integration of an acquired company's products into our product mix;
  the amount of cost savings that may be realized as a result of integrating an acquired product or business;
  unanticipated quality and production issues with acquired products;
  adverse effects on business relationships with suppliers and customers;
  diversion of management's attention;
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

We may not accurately estimate the benefits or synergies to be realized from business acquisitions

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

SUNOPTA INC.	21	December 28, 2019 10-K

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

Business acquisitions could result in unexpected disruptions of our business

In response to an acquisition, customers may cease or reduce their business with the combined company, which could negatively affect our business.  Similarly, current or prospective employees may experience uncertainty about their future roles with the combined company.  This may adversely affect our ability to attract and retain key management, marketing and technical personnel.  In addition, the diversion of the attention of our respective management teams away from day-to-day operations during the pendency of the business acquisition could have an adverse effect on our financial condition and operating results.

The possible future divestiture of businesses could impact our profitability

We may, from time to time, divest businesses if we determine divestiture is consistent with our long-term strategic goals or our growth or profitability targets.  Our profitability may be impacted by gains or losses on the sales of such businesses, or lost operating income or cash flows from such businesses.  Additionally, we may be required to record asset impairment or restructuring charges related to divested businesses, or indemnify buyers for liabilities, which may reduce our profitability and cash flows.  We may also not be able to negotiate such divestitures on terms acceptable to us. Such potential divestitures will require management resources and may divert management's attention from our day-to-day operations.  If we are not successful in divesting such businesses, our business could be harmed.

Risks Related to Ownership of our Common Shares

Our operating results and share price are subject to significant volatility

Our net sales and operating results may vary significantly from period to period due to:

  changes in our customers and/or their demand;
  changes in our operating expenses;
  management's ability to execute our business strategies focused on improved operating earnings;
  organizational and personnel changes;
  interruption in operations at our facilities;
  product recalls or market withdrawals;
  legal and administrative cases (whether civil, such as environmental or product related, or criminal), settlements, judgments and investigations;
  foreign currency fluctuations;
  supply shortages or commodity price fluctuations; and
SUNOPTA INC.	22	December 28, 2019 10-K

  general economic conditions.

In addition, our share price may be highly volatile compared to larger public companies. Certain announcements could have a significant effect on our share price, including announcements regarding:

  fluctuations in financial performance from period to period;
  mergers, acquisitions and/or divestitures, either by us or key competitors;
  changes in key personnel;
  strategic partnerships or arrangements;
  litigation and governmental inquiries;
  changes in governmental regulations and policy;
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

Periods of volatility in the overall market and the market price of a company's securities, is often followed by securities class action litigation alleging material misstatements or omissions in disclosures provided to shareholders.  Such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

SUNOPTA INC.	23	December 28, 2019 10-K

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

Item 1B. Unresolved Staff Comments

None.

SUNOPTA INC.	24	December 28, 2019 10-K

Item 2. Properties

The following table lists the location, description, ownership and segment of our principal properties:

Location	Facility Description	Owned/ Leased	Lease Expiry Date
Global Ingredients
Amsterdam, The Netherlands	Sales and administrative office	Leased	October 2022
Middenmeer, The Netherlands	Cocoa processing	Leased	December 2022
Middenmeer, The Netherlands	Warehouse	Leased	December 2022
Scotts Valley, California	Sales and administrative office	Leased	February 2021
Silistra, Bulgaria	Grain processing	Owned
Varna, Bulgaria	Sales and administrative office	Leased	July 2020
Dalian, China	Warehouse and office	Leased	November 2024
Addis Ababa, Ethiopia	Grain and coffee processing and sales office	Leased	October 2021
Kenema, Sierra Leone	Cocoa storage	Leased	July 2022
Plant-Based Foods and Beverages
Modesto, California	Aseptic beverage processing	Leased	May 2024
Modesto, California	Warehouse	Leased	May 2024
Alexandria, Minnesota	Aseptic beverage processing	Owned
Alexandria, Minnesota	Ingredient processing	Owned
Alexandria, Minnesota	Warehouse	Owned
Allentown, Pennsylvania	Aseptic beverage processing	Leased	April 2027
Allentown, Pennsylvania	Warehouse	Leased	November 2025
Breckenridge, Minnesota	Grain processing and warehouse	Owned
Crookston, Minnesota	Grain processing, roasting operations and warehouse	Owned
Crookston, Minnesota	Warehouse	Leased	September 2022
Grace City, North Dakota	Grain processing and warehouse	Owned
Fruit-Based Foods and Beverages
Placentia, California	Sales and administrative office	Leased	January 2022
Edwardsville, Kansas	Frozen fruit processing and warehouse	Owned
Oxnard, California	Frozen fruit processing and warehouse	Owned
Oxnard, California	Frozen fruit processing and warehouse	Leased	October 2020
Santa Maria, California	Frozen fruit processing and warehouse	Leased	April 2036
Jacona, Mexico	Frozen fruit processing and warehouse	Owned
South Gate, California	Fruit ingredient processing and warehouse	Leased	June 2020
Omak, Washington	Fruit snack processing and warehouse	Leased	May 2027
St. David's, Ontario	Fruit snack processing and warehouse	Leased	December 2020
Corporate Services
Mississauga, Ontario	Corporate head office	Leased	June 2021
Edina, Minnesota	Corporate administrative office	Leased	November 2022

Executive Offices

Our executive head office is currently located at 2233 Argentia Drive, Suite 401, Mississauga, Ontario.

Item 3.  Legal Proceedings

For a discussion of legal proceedings, see note 23 of the consolidated financial statements at Item 15 of this Form 10-K.

SUNOPTA INC.	25	December 28, 2019 10-K

Item 4.  Mine Safety Disclosures

Not Applicable.

SUNOPTA INC.	26	December 28, 2019 10-K

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases Equity Securities

Our common shares trade in U.S. dollars on The NASDAQ Global Select Market under the symbol "STKL", and in Canadian dollars on the TSX under the symbol "SOY".

As at December 28, 2019, we had approximately 383 shareholders of record.  We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  Our future dividend policy will depend on our earnings, capital requirements and financial condition, requirements of the financial agreements to which we are then a party and other factors considered relevant by our Board of Directors.  Additionally, the terms of our existing debt instruments include covenants that restrict our ability to pay dividends to shareholders. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

Equity Compensation Plan Information

The following table provides information as at December 28, 2019, with respect to our common shares that may be issued under the Company's stock incentive and employee share purchase plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders:
2013 Stock Incentive Plan(1)	5,299,016	$7.57 (3)	3,876,211
Employee Stock Purchase Plan	—	—	814,500
Equity compensation plans not approved by securities holders:
CEO Plan(2)	4,195,033	$3.15 (3)	—
Total	9,494,049	$5.87 (3)	4,690,711

(1) Represents common shares of the Company issuable in respect of 1,949,888 stock options, 413,013 restricted stock units ("RSUs") and 2,936,115 performance share units ("PSUs") granted to selected employees and directors of the Company.

(2) Represents common shares of the Company issuable in respect of 1,222,243 stock options, 840,438 RSUs and 2,132,352 PSUs granted to the Chief Executive Officer and Chief Financial Officer of the Company.

(3) Vested RSUs and PSUs entitle the holder to receive one common share per unit without payment of additional consideration.  Accordingly, these units are disregarded for purposes of computing the weighted-average exercise price.

SUNOPTA INC.	27	December 28, 2019 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced January 3, 2015.

	2014	2015	2016	2017	2018	2019
SunOpta Inc.	100.00	57.72	59.49	65.40	32.41	21.01
Nasdaq Industrial Index	100.00	108.24	117.31	145.52	141.40	180.67
S&P/TSX Composite Index	100.00	88.91	104.48	110.78	97.20	117.33

Assumes that $100.00 was invested in our common shares and in each index on January 3, 2015.

SUNOPTA INC.	28	December 28, 2019 10-K

Item 6. Selected Financial Data

The following information has been derived from financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with the consolidated financial statements and related notes thereto prepared in accordance with U.S. GAAP contained at Item 15 of this Form 10-K as well as the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

	2019		2018		2017		2016		2015(1)
	$		$		$		$		$

Revenues	1,190,022		1,260,852		1,279,593		1,346,731		1,145,134
Loss from continuing operations attributable to SunOpta Inc.	(758	)(3)	(109,205	)(4)	(135,320	)(5)	(50,618	)(6)	(2,996)
Loss from continuing operations attributable to common shareholders(2)	(8,780	)(3)	(117,114	)(4)	(143,129	)(5)	(52,430	)(6)	(2,996)
Basic and diluted loss per share from continuing operations	(0.10)		(1.34)		(1.66)		(0.61)		(0.04)

Total assets	923,359		896,738		982,173		1,129,558		1,219,203
Bank indebtedness	245,536		280,334		234,090		201,494		159,773
Long-term debt	245,191		228,863		228,033		231,087		322,995
Operating lease liabilities(7)	69,235		—		—		—		—
Long-term liabilities	6,297		6,365		13,652		20,854		23,052

(1) Includes the results of operations of Sunrise Holdings (Delaware), Inc. ("Sunrise") (acquired October 9, 2015), Niagara Natural Fruit Snack Company Inc. (assets acquired August 11, 2015) and Citrusource, LLC (acquired March 2, 2015) from the respective dates of acquisition.

(2) Loss from continuing operations attributable to common shareholders includes dividends and accretion on Series A Preferred Stock of $8.0 million, $7.9 million, $7.8 million, $1.8 million and $nil in 2019, 2018, 2017, 2016 and 2015, respectively.

(3) Includes a gain on sale of the soy and corn business of $44.0 million.

(4) Includes an impairment charge of $81.2 million related to the remaining goodwill that arose from the acquisition of Sunrise.

(5) Includes an impairment charge of $115.0 million related to the goodwill that arose from the acquisition of Sunrise, as well as a charge of $18.2 million for the impairment of long-lived assets associated with the exit from flexible resealable pouch and nutrition bar product lines and operations, and consolidation of roasted snack operations, as well as the closure of a juice processing facility located in San Bernardino, California.

(6) Includes a goodwill impairment charge of $17.5 million related to sunflower operations, as well as a charge of $13.3 million for the impairment of long-lived assets associated with the closure of the San Bernardino juice processing facility and a soy extraction facility located in Heuvelton, New York.

(7) Effective the beginning of fiscal 2019, we adopted ASC Topic 842, "Leases", which resulted in the recognition of right-of-use assets and lease liabilities for leases classified as operating leases.  We elected to adopt the standard on a modified retrospective basis without restatement of prior periods.

SUNOPTA INC.	29	December 28, 2019 10-K

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section provides analysis of our operations and financial position for the fiscal year ended December 28, 2019 and includes information available to February 27, 2020, unless otherwise indicated herein.  It is supplementary information and should be read in conjunction with the consolidated financial statements included elsewhere in this report.

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

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities.  While we consider these assumptions to be reasonable, based on information currently available, they may prove to be incorrect.  Forward-looking statements are also subject to certain factors, including risks and uncertainties that could cause actual results to differ materially from what we currently expect.  These factors are more fully described in the "Risk Factors" section at Item 1A of this Form 10-K.

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

Overview

We are a leading global company focused on the manufacture of plant-based and fruit-based foods and beverage products for sale to retail, foodservice and branded food customers.  In addition, our global ingredient sourcing and production platform makes us one of the leading suppliers of organic and non-GMO ingredients to the food industry.

Effective the fourth quarter of 2019, we changed our segment reporting to reflect changes to our operating structure.  As a result, we established two new segments - a Plant-Based Foods and Beverages segment and a Fruit-Based Foods and Beverages segment - based on the synergistic nature of the underlying principal product ingredients.  In addition, we realigned the Global Ingredients segment to combine our international organic ingredients operations and our co-manufactured premium juice program, based on shared raw material sourcing.  With these changes, the following is a summary of the principal activities and products that comprise each of our three operating segments:

  Global Ingredients - We sell organic and non-GMO ingredients sourced from over 60 origins around the world. Our portfolio includes fruits, vegetables, oils, fats, coffee, nuts, dried fruits, sugars, liquid sweeteners, seeds, grains, rice and pulses. In addition, utilizing our own production facilities, we process value-added ingredients including cocoa liquor, butter and powder, sunflower kernel, oil and cakes, sesame seeds, and avocado oil. We also partner with third-party co-manufacturers to produce consumer-packaged premium juice products (including private label orange juices, lemonades, and functional waters), utilizing internally-sourced raw materials.
  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and dry ingredients (utilizing almond, soy, coconut, oat, hemp, and other bases), as well as broths, teas and nutritional beverages. In addition, we package dry- and oil-roasted in-shell sunflower and sunflower kernels, as well as corn-, soy- and legume-based roasted snacks, and we process and sell raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages - We offer individually quick frozen (“IQF”) fruit for retail (including strawberries, blueberries, mango, pineapple, blends, and other berries), IQF and bulk frozen fruit for foodservice (including purées, fruit cups and smoothies), and custom fruit preparations for industrial use. In addition, we offer fruit snacks, including bars, twists, ropes and bite-sized varieties.
SUNOPTA INC.	30	December 28, 2019 10-K

The segment information presented in this MD&A for fiscal years 2018 and 2017 has been restated to conform with the changes to our operating structure in fiscal 2019.

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31.  Fiscal years 2018, 2017 and 2016 were each 52-week periods ending on December 29, 2018, December 30, 2017, and December 31, 2016, respectively.

Sale of Soy and Corn Business

On February 22, 2019, our subsidiary, SunOpta Grains and Foods Inc., completed the sale of our specialty and organic soy and corn business to Pipeline Foods, LLC ("Pipeline Foods") for $66.5 million, net of certain post-closing adjustments. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of Global Ingredients.  The net proceeds from this transaction were initially used to repay borrowings and increase availability under our Global Credit Facility (as described below under the heading "Liquidity and Capital Resources").

The results of operations of the soy and corn business for period ended February 22, 2019, and years ended December 29, 2018 and December 30, 2017, are summarized in the table below.  These results exclude management fees charged by Corporate Services.

	Period ended		Years Ended
	February 22, 2019	December 29, 2018	December 30, 2017
	$	$	$
Revenues	10,346	104,427	112,336
Gross profit	192	8,310	10,449
Segment operating income (loss)	(187)	6,777	9,047
Earnings (loss) before income taxes	(187)	6,783	8,885

The sale of the soy and corn business simplified our operations, enabling other overhead cost reduction measures to be taken in 2019 that extended beyond the employees and expenses that transferred to Pipeline Foods.  Taking into consideration the contribution from the soy and corn business, as well as the other associated costs and expenses that were rationalized, the following table presents a reconciliation of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") in connection with this transaction from earnings/loss before income taxes of the soy and corn business, which we consider in this case to be the most directly comparable U.S. GAAP financial measure.

	Period ended		Years Ended
	February 22, 2019	December 29, 2018	December 30, 2017
	$	$	$
Earnings (loss) before income taxes of soy and corn business	(187)	6,783	8,885
Depreciation	129	847	955
Interest income	—	(97)	(20)
Other expense	—	91	182
Less rationalized costs and expenses	(169)	(3,038)	(3,579)
Adjusted EBITDA	(227)	4,586	6,423

Adjusted EBITDA is a non-GAAP measure that management uses when assessing the performance of our operations.  See footnote (3) to the "Consolidated Results of Operations for Fiscal Years 2019 and 2018" table below for a discussion on the use of this non-GAAP measure.

SUNOPTA INC.	31	December 28, 2019 10-K

For more information regarding the sale of the soy and corn business, see note 4 to the consolidated financial statements at Item 15 of this Form 10-K.

Value Creation Plan

In 2016, we established a Value Creation Plan with the objective of maximizing our ability to deliver long-term value to our shareholders.  Since 2016, we have identified and implemented a series of measures under the Value Creation Plan, including the sale of the soy and corn business (as described above).  In 2019, we appointed a new Chief Executive Officer ("CEO") and new Chief Financial Officer ("CFO") to continue to drive the Value Creation Plan.  Actions taken in 2019 included a workforce reduction program and other cost-saving initiatives that are expected to result in approximately $8 million to $10 million of savings annually beginning in 2020.  In addition, we initiated a plan to consolidate certain of our corporate office functions in Edina, Minnesota, which is expected to be completed in 2020 with the closure of our Placentia, California, office and downsizing of our Mississauga, Ontario, office.  These initiatives are part of our effort to become more efficient and profitable, by simplifying the business and enhancing decision-making and speed to market.

Prior to 2019, measures taken under the Value Creation Plan included the consolidation of our roasted snack operations and related disposal of our former roasting facility in Wahpeton, North Dakota, in 2018; the exit from flexible resealable pouch and nutrition bar product lines and operations initiated in 2017; and the closure of our juice processing facility in San Bernardino, California, in 2016.  In addition, we made a series of organizational changes within our management and executive teams, including new leadership additions to many corporate, commercial and operational functions.  We also added new employees in the areas of quality, food safety, sales, marketing, operations and engineering, and made capital investments at several of our manufacturing facilities to enhance food safety and production efficiencies.

Costs incurred and charged to expense under the Value Creation Plan for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 were recorded in the consolidated statement of operations as follows:

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Cost of goods sold(1)	—	100	3,189
Selling, general and administrative expenses(2)	3,556	613	22,894
Other expense(3)	6,093	1,661	23,829
	9,649	2,374	49,912

(1) Inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to Plant-Based Foods and Beverages.

(2) Consulting/professional fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.

(3) For the year ended December 28, 2019, costs recorded in other expense were allocated as follows:  Global Ingredients - $0.2 million (December 29, 2018 - $nil; December 30, 2017 - $3.9 million); Plant-Based Foods and Beverages - $0.5 million (December 29, 2018 - $1.4 million; December 30, 2017 - $16.8 million); Fruit-Based Foods and Beverages - $1.0 million (December 29, 2018 - $0.1 million; December 30, 2017 - $1.3 million); and Corporate Services - $4.3 million (December 29, 2018 - $0.2 million; December 30, 2017 - $1.8 million).

We intend to continue to make the necessary strategic business decisions and structural investments that we believe will deliver sustained profitable growth and deliver long-term value.  Consequently, significant additional costs and expenses could arise in future periods if we determine to initiate further actions under the framework of the Value Creation Plan.

For more information regarding the Value Creation Plan, see note 5 to the consolidated financial statements at Item 15 of this Form 10-K.

Acquisition of Sanmark

On April 1, 2019, we acquired 100% of the outstanding shares of Sanmark B.V. ("Sanmark") for $3.3 million, net of cash acquired, which was financed through existing credit facilities.  Sanmark is a sourcing and trading business focused on organic oils for the food, pharmacy, and cosmetic industries.  Sanmark sources raw materials globally and generates most of its sales in the European and Asia-Pacific markets.  The operations of Sanmark have been integrated into our international organic ingredients operations based in the Netherlands.  The results of operations of Sanmark have been included in Global Ingredients since the date of acquisition.  For more information regarding the acquisition of Sanmark, see note 3 to the consolidated financial statements at Item 15 of this Form 10-K.

SUNOPTA INC.	32	December 28, 2019 10-K

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

Revenue Recognition

We recognize revenue when we transfer control of promised goods to our customers in an amount that reflects the consideration to which we expect to be entitled to in exchange for those goods.  Control is typically transferred when title and physical possession of the product has transferred to the customer, which is at the point in time that a product is shipped from our facilities or delivered to a specified destination, depending on the terms of the contract, and we have a present right to payment.

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

For sales of raw material ingredients, the duration of our contracts is typically one year or less and may involve multiple delivery dates over the course of the contract.  For consumer products, contracts are typically represented by short-term, binding purchase orders from customers.  The timing of our revenue recognition, customer billings and cash collections, does not result in significant unbilled receivables (contract assets) or customer advances (contract liabilities) on the consolidated balance sheet.  Contract costs, such as sales commissions, are generally expensed as incurred given the short-term nature of the associated contracts.

See note 2 of the consolidated financial statements at Item 15 of this Form 10-K for disclosures related to revenue.

Accounts Receivable

Our accounts receivable primarily includes amounts due from our customers.  The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection.  An allowance for doubtful accounts is provided for as an estimate of losses that could result from customers defaulting on their obligations to us.  In assessing the amount of reserve required, a number of factors are considered including the age of the account, the credit-worthiness of the customer, payment terms, the customer's historical payment history and general economic conditions.  Because the amount of the reserve is an estimate, the actual amount collected could differ from the carrying value of the amount receivable.  Note 7 of the consolidated financial statements at Item 15 of this Form 10-K provides a summary of the changes in the allowance for doubtful accounts.

Inventory

Inventory is our largest current asset and consists primarily of raw materials and finished goods held for sale.  Inventories are valued at the lower of cost and estimated net realizable value except for certain grain inventories that are carried at market value.  In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory.  These factors include the age of inventory, the amount of inventory held by type, future demand for products, and the expected future selling price we expect to realize by selling the inventory.  Our estimates are judgmental in nature and are made at a point in time, using available information, expected business plans, and expected market conditions.  As a result, the actual amount received on sale could differ from our estimated value of inventory.  We perform a review of our inventory by operation and product line on a quarterly basis.  Note 8 of the consolidated financial statements at Item 15 of this Form 10-K provides a summary of the movements in the inventory reserve.

SUNOPTA INC.	33	December 28, 2019 10-K

Leases

Lease assets and liabilities are recognized and measured based on the present value of future lease payments over the lease term.  In measuring lease assets and liabilities, critical estimates and assumptions include the amount and timing of the future lease payments based on the expected lease term, and the discount rate to apply to those future lease payments.  In determining the expected lease term, we consider the initial noncancelable period of the lease, together with periods covered by renewal options that we are reasonably certain to exercise.  Typically, most of our real estate leases and certain of our equipment leases include options to extend the leases, with exercise of these options being at our sole discretion.  The evaluation of whether the exercise of a renewal option is reasonably certain is a matter of judgment based on a number of factors, including the length of the initial lease period, the nature of the underlying asset and importance of the asset to our operations, the addition of significant leasehold improvements, and the availability of alternative replacement assets, as well as consideration of business, market and economic factors that may impact our assessment of the useful life of the underlying asset.  Generally, we use the initial noncancelable lease term when determining the lease asset and liability.  If there are significant events or changes in circumstances that cause us to reassess whether we are reasonably certain or not to exercise an option to extend a lease, we will remeasure the lease asset and liability using revised estimates of the discount rate and remaining lease term as at the reassessment date.  The discount rate used to determine the present value of the future lease payments is the implicit rate in the lease if readily determinable.  When that rate is not readily determinable, we use our incremental borrowing rate, which is the estimated rate of interest that we would have to pay to borrow on, a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment.  We determine our incremental borrowing rate based on the location of each leased asset, using relevant interest rate yield curves and credit spreads derived from available market data and our corporate credit rating.

See note 10 of the consolidated financial statements at Item 15 of this Form 10-K for disclosures related to leases.

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired.  Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired.  We perform the annual test for goodwill impairment in the fourth quarter of each fiscal year.  Goodwill is tested for impairment at the reporting unit level, which is defined as an operating segment or one level below.  Goodwill impairment charges are recognized based on the excess of a reporting unit's carrying amount over its estimated fair value.

We can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value.  If we elect to quantitatively assess goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, we estimate the fair values of each of our reporting units.  Fair value is determined using an income approach (discounted cash flow method).  We believe an income approach provides the most reliable indication of fair value as it reflects forecasted revenues and earnings based on business and market conditions that are unique to each individual reporting unit, which a market approach may not fully incorporate.  Because the business is assumed to continue in perpetuity, the discounted cash flows include a terminal value.  Cash flows to perpetuity are forecasted based on projected revenue growth and our planned business strategies in future periods.  Examples of planned strategies would include a plant or line expansion at an existing facility; a reduction of working capital at a specific location; and price increases or cost reductions within a reporting unit.  The discount rate is based on a reporting unit's targeted weighted-average cost of capital, which is not necessarily the same as our weighted-average cost of capital.  These assumptions are subject to change and are impacted by our ability to achieve our forecasts and by economic conditions that may impact future results and result in projections not being attained.  Each year we re-evaluate the assumptions used to reflect changes in the business environment.

For the year ended December 28, 2019, we performed a qualitative assessment of goodwill and determined that the fair values of our reporting units with goodwill exceeded their carrying values.  As a result, we concluded that goodwill was not impaired in 2019.  Based on the results of the quantitative impairment testing performed for the years ended December 29, 2018 and December 30, 2017, we recognized goodwill impairment charges of $81.2 million and $115.0 million respectively, to fully write-off the goodwill that arose from our acquisition of Sunrise Holdings (Delaware), Inc. ("Sunrise") in October 2015.  The operations of Sunrise are included in the Fruit-Based Foods and Beverages segment.  The results of our annual impairment tests for goodwill are described in note 11 of the consolidated financial statements at Item 15 of this Form 10-K.

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

SUNOPTA INC.	34	December 28, 2019 10-K

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

The assumptions and estimates with respect to determining the fair value of customer relationship intangible assets acquired are among the most significant in our acquisition accounting and generally require the most judgment.  Key variables in determining the fair value of customer relationships are the estimated customer attrition rate and the percentage of revenue growth attributable to existing customers.  Changes to either or both of these variables could have a significant impact on the customer relationships intangible assets' values, and changes to the estimated customer attrition rate could have a significant impact on the estimated useful lives of these assets.  The expected customer attrition rate assumed in the estimate of fair value for the customer relationships intangible assets is generally supported by an analysis of historical attrition of the acquired business's customers and consideration of its amortization policy of previously acquired customer relationships, amortization policies adopted for acquired customer relationships by other companies in similar transactions, and the contractual terms between the acquired business and its customers.  The percentage of revenue growth attributable to existing customers assumed in the estimate of fair value for the customer relationships intangible assets is typically supported by an analysis of the acquired business's historical and forecasted revenue growth rates by customer.  Changes in any of the assumptions or estimates used in determining the fair value of the customer relationship intangible assets could have a significant impact on the amounts assigned to goodwill in the purchase price allocation.  Future net earnings can be affected by changes in these estimates resulting in an increase or decrease in amortization expense, or impairment of the intangible assets and/or goodwill.  Note 12 of the consolidated financial statements at Item 15 of this Form 10-K outlines annual amortization expense relating to these intangibles.

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

SUNOPTA INC.	35	December 28, 2019 10-K

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

In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction.  This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes.  These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet.  We also estimate the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable.  This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and, as a result, actual results may differ from forecasts.  We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied, the number of years based on management's estimate it will take to use the tax assets and any other special circumstances.  If different judgments had been used, our income tax liability could have been different from the amount recorded.  In addition, the taxing authorities of those jurisdictions upon audit may not agree with our assessment.  Note 19 of the consolidated financial statements at Item 15 of this Form 10-K provides an analysis of the changes in the valuation allowance and the components of our deferred tax assets.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could differ from our accrued position.  Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

SUNOPTA INC.	36	December 28, 2019 10-K

Consolidated Results of Operations for Fiscal Years 2019 and 2018

	December 28, 2019	December 29, 2018	Change	Change
	$	$	$	%
Revenues
Global Ingredients	478,772	581,307	(102,535)	-17.6%
Plant-Based Foods and Beverages	361,398	314,076	47,322	15.1%
Fruit-Based Foods and Beverages	349,852	365,469	(15,617)	-4.3%
Total revenues	1,190,022	1,260,852	(70,830)	-5.6%

Gross Profit
Global Ingredients	49,942	61,249	(11,307)	-18.5%
Plant-Based Foods and Beverages	58,812	40,477	18,335	45.3%
Fruit-Based Foods and Beverages	6,499	21,744	(15,245)	-70.1%
Total gross profit	115,253	123,470	(8,217)	-6.7%

Segment operating income (loss)(1)
Global Ingredients	15,965	23,266	(7,301)	-31.4%
Plant-Based Foods and Beverages	29,476	10,766	18,710	173.8%
Fruit-Based Foods and Beverages	(26,873)	(16,029)	(10,844)	-67.7%
Corporate Services	(21,322)	(14,071)	(7,251)	-51.5%
Total segment operating income (loss)	(2,754)	3,932	(6,686)	-170.0%

Other expense (income), net	(40,048)	2,825	(42,873)	-1517.6%
Goodwill impairment	—	81,222	(81,222)	-100.0%
Earnings (loss) before the following	37,294	(80,115)	117,409	146.6%
Interest expense, net	34,677	34,406	271	0.8%
Provision for (recovery of) income taxes	3,221	(5,378)	8,599	159.9%
Net loss(2),(3)	(604)	(109,143)	108,539	99.4%
Earnings attributable to non-controlling interests	154	62	92	148.4%
Loss attributable to SunOpta Inc.	(758)	(109,205)	108,447	99.3%
Dividends and accretion on Series A Preferred Stock	(8,022)	(7,909)	(113)	-1.4%

Loss attributable to common shareholders(4)	(8,780)	(117,114)	108,334	92.5%

(1) When assessing the financial performance of our operating segments, we use an internal measure of operating income/loss that excludes other income/expense items and goodwill impairments determined in accordance with U.S. GAAP.  This measure is the basis on which management, including the CEO, assesses the underlying performance of our operating segments.

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

SUNOPTA INC.	37	December 28, 2019 10-K

		Plant-Based	Fruit-Based
	Global	Foods and	Foods and	Corporate
	Ingredients	Beverages	Beverages	Services	Consolidated
	$	$	$	$	$
December 28, 2019
Segment operating income (loss)	15,965	29,476	(26,873)	(21,322)	(2,754)
Other income (expense), net	43,399	(518)	(1,028)	(1,805)	40,048
Earnings (loss) before the following	59,364	28,958	(27,901)	(23,127)	37,294

December 29, 2018
Segment operating income (loss)	23,266	10,766	(16,029)	(14,071)	3,932
Other income (expense), net	2,326	(2,151)	(388)	(2,612)	(2,825)
Goodwill impairment	—	—	(81,222)	—	(81,222)
Earnings (loss) before the following	25,592	8,615	(97,639)	(16,683)	(80,115)

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude from segment operating income/loss. However, any measure of operating income/loss excluding any or all of these items is not, and should not be viewed as, a substitute for operating income/loss prepared under U.S. GAAP. These items are presented solely to allow investors to more fully understand how we assess financial performance.

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

SUNOPTA INC.	38	December 28, 2019 10-K

	Excluding
	disposed operations		Disposed operations		Consolidated
		Per Diluted Share		Per Diluted Share		Per Diluted Share
For the years ended	$	$	$	$	$	$
December 28, 2019
Net earnings (loss)	(32,273)		31,669		(604)
Earnings attributable to non-controlling interests	(154)		—		(154)
Dividends and accretion of Series A Preferred Stock	(8,022)		—		(8,022)
Earnings (loss) attributable to common shareholders	(40,449)	(0.46)	31,669	0.36	(8,780)	(0.10)

Adjusted for:
Gain on sale of soy and corn business(a)	—		(44,027)		(44,027)
Costs related to Value Creation Plan(b)	9,649		—		9,649
Plant expansion costs(c)	609		—		609
Contract manufacturer transition costs(d)	448		—		448
Product withdrawal and recall costs(e)	260		—		260
Other(f)	(2,533)		—		(2,533)
Net income tax effect(g)	(67)		12,064		11,997
Adjusted loss	(32,083)	(0.37)	(294)	(0.00)	(32,377)	(0.37)

December 29, 2018
Net earnings (loss)	(111,477)		2,334		(109,143)
Earnings attributable to non-controlling interests	(62)		—		(62)
Dividends and accretion of Series A Preferred Stock	(7,909)		—		(7,909)
Earnings (loss) attributable to common shareholders	(119,448)	(1.37)	2,334	0.03	(117,114)	(1.34)

Adjusted for:
Goodwill impairment(h)	81,222		—		81,222
Inventory write-downs(i)	3,101		—		3,101
Equipment start-up costs(j)	2,913		—		2,913
New product commercialization costs(k)	2,729		—		2,729
Costs related to Value Creation Plan(l)	1,696		678		2,374
Reserve for notes receivable(m)	2,232		—		2,232
Product withdrawal and recall costs(n)	1,456		—		1,456
Other(o)	296		—		296
Fair value adjustment on contingent consideration(p)	(2,821)		—		(2,821)
Recovery of product withdrawal costs(q)	(1,200)		—		(1,200)
Reversal of stock-based compensation(r)	(182)		—		(182)
Net income tax effect(g)	681		(176)		505
Adjusted earnings (loss)	(27,325)	(0.31)	2,836	0.03	(24,489)	(0.28)

(a) Reflects the gain on sale of the soy and corn business, net of transaction costs and post-closing adjustments, which was recorded in other income.

(b) Reflects employee retention and relocation costs of $2.2 million, and professional fees of $1.4 million recorded in SG&A expenses; and employee termination costs of $8.6 million (net of the reversal of $4.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), CEO and CFO recruitment costs of $1.3 million, and facility closure costs of $0.3 million, all recorded in other expense.

(c) Reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility and start-up of our new organic avocado oil facility in Ethiopia, which were recorded in cost of goods sold.

(d) Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold and other expense.

(e) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in 2016, which were recorded in other expense.

(f) Other includes gains on the settlement of certain legal matters and a project cancellation, partially offset by losses on disposal of assets, insurance deductibles, and business development costs, which were recorded in other income/expense.

(g) Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 27% for 2019 (2018 - 27%) on adjusted earnings/loss before tax.

(h) Reflects the impairment of goodwill that arose from the acquisition of Sunrise in 2015.

(i) Reflects the write-down of certain frozen fruit inventory items in the fourth quarter of 2018, due to a change in expected use of aged stocks, and reduced sales pricing and high production costs, which was recorded in cost of goods sold.

(j) Reflects costs related to the start-up of new roasting equipment for grains, seeds and legumes at our Crookston, Minnesota, facility, as well as the start-up of a second processing line at our cocoa facility in the Netherlands, which were recorded in cost of goods sold.

(k) Reflects costs for development, production trials and start-up costs, incremental freight charges, and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold ($2.3 million) and SG&A expenses ($0.4 million).

SUNOPTA INC.	39	December 28, 2019 10-K

(l) Reflects the write-down of inventories of $0.1 million recorded in cost of goods sold; professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses; and asset impairment, facility closure and employee termination costs of $1.7 million recorded in other expense, all related to the Value Creation Plan.

(m) Reflects a bad debt reserve for notes receivable associated with a previously sold business, which was recorded in other expense.

(n) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the sunflower recall, which were recorded in other expense.

(o) Other included the accretion of contingent consideration obligations, gain/loss on the sale of assets, severance costs unrelated to the Value Creation Plan, and settlement of a legal matter, which were recorded in other expense/income.

(p) Reflects a fair value adjustment to reduce the contingent consideration obligation related to a prior business acquisition, based on the results for the business in fiscal 2018, which was recorded in other income.

(q) Reflects the recovery from a third-party supplier of $1.2 million of costs incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold.  Costs incurred related to this withdrawal were recognized in cost of goods sold in 2016.

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

	Excluding
	disposed operations	Disposed operations	Consolidated
For the years ended	$	$	$
December 28, 2019
Net earnings (loss)	(32,273)	31,669	(604)
Provision for (recovery of) income taxes	(8,731)	11,952	3,221
Interest expense, net	34,677	—	34,677
Other expense (income), net	3,979	(44,027)	(40,048)
Total segment operating loss	(2,348)	(406)	(2,754)
Depreciation and amortization	33,823	129	33,952
Stock-based compensation(a)	11,616	—	11,616
Costs related to Value Creation Plan(b)	3,556	—	3,556
Plant expansion costs(c)	609	—	609
Contract manufacturer transition costs(d)	289	—	289
Adjusted EBITDA	47,545	(277)	47,268

December 29, 2018
Net earnings (loss)	(111,477)	2,334	(109,143)
Provision for (recovery of) income taxes	(6,269)	891	(5,378)
Interest expense, net	34,503	(97)	34,406
Other expense, net	2,056	769	2,825
Goodwill impairment	81,222	—	81,222
Total segment operating income (loss)	35	3,897	3,932
Depreciation and amortization	31,941	847	32,788
Stock-based compensation	7,939	—	7,939
Inventory write-downs(e)	3,101	—	3,101
Equipment start-up costs(f)	2,913	—	2,913
New product commercialization costs(g)	2,729	—	2,729
Costs related to Value Creation Plan(b)	713	—	713
Recovery of product withdrawal costs(h)	(1,200)	—	(1,200)
Adjusted EBITDA	48,171	4,744	52,915

(a) Stock-based compensation of $11.6 million was recorded in SG&A expenses, and the reversal of $4.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(b) For 2019, reflects employee retention and relocation costs of $2.2 million, and professional fees of $1.4 million recorded in SG&A expenses.  For 2018, reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; and professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses.

SUNOPTA INC.	40	December 28, 2019 10-K

(c) Reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility and start-up of our new organic avocado oil facility in Ethiopia, which were recorded in cost of goods sold.

(d) Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold.

(e) Reflects the write-down of certain frozen fruit inventory items in the fourth quarter of 2018, due to a change in expected use of aged stocks, and reduced sales pricing and high production costs, which was recorded in cost of goods sold.

(f) Reflects costs related to the start-up of new roasting equipment for grains, seeds and legumes at our Crookston, Minnesota, facility, as well as the start-up of a second processing line at our cocoa facility in the Netherlands, which were recorded in cost of goods sold.

(g) Reflects costs for development, production trials and start-up costs, incremental freight charges, and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold ($2.3 million) and SG&A expenses ($0.4 million).

(h) Reflects the recovery from a third-party supplier of $1.2 million of costs incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold.  Costs incurred related to this withdrawal were recognized in cost of goods sold in 2016.

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

Revenues for the year ended December 28, 2019 decreased by 5.6% to $1,190.0 million from $1,260.9 million for the year ended December 29, 2018.  Excluding the impact on revenues of the sale of the soy and corn business, the exit from flexible resealable pouch and nutrition bar product lines, and the acquisition of Sanmark (a net decrease in revenues of $91.0 million), a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $9.8 million), and changes in foreign exchange rates (a decrease in revenues of $9.6 million) and commodity-related pricing (a decrease in revenues of $6.5 million), revenues increased by 4.0% in 2019, compared with 2018.  The increase in revenues on an adjusted basis reflected the expansion of plant-based beverage and broth offerings, growth in plant-based ingredient extraction volumes, and increased trading volumes of internationally-sourced organic ingredients, partially offset by declines in sales volumes for frozen fruit, net of increased pricing, and reduced demand for fruit ingredients.

Gross profit decreased $8.2 million, or 6.7%, to $115.3 million for the year ended December 28, 2019, compared with $123.5 million for the year ended December 29, 2018.  As a percentage of revenues, gross profit for the year ended December 28, 2019 was 9.7% compared to 9.8% for the year ended December 29, 2018, a decrease of 0.1%.  The gross margin percentage for 2019 would have been 9.8% excluding plant expansion and contract manufacturing transition costs of $0.9 million.  For 2018, the gross profit percentage would have been 10.8%, excluding equipment start-up and product introduction costs ($5.3 million), a non-cash foreign exchange loss on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations ($4.9 million), and inventory write-downs for certain frozen fruit inventory items ($3.1 million), partially offset by the recovery of $1.2 million of previously-incurred product withdrawal costs from a third-party supplier.  The decline in the gross profit percentage on an adjusted basis was mainly due to lower profitability within the Fruit-Based Foods and Beverages segment, largely due to the impact of a shortfall of frozen strawberry supply in 2019 due to poor weather conditions in both central Mexico and California, which resulted in higher fruit purchase prices and reduced production volumes and related inefficiencies for our frozen fruit operations.  The negative impact to gross profit from the strawberry shortfall was estimated to be approximately $17.7 million in 2019.  Also contributing to the decline in the gross profit percentage was reduced pricing spreads for certain organic ingredients and manufacturing inefficiencies within the Global Ingredients segment.  These factors were offset by the favorable impact within the Plant-Based Foods and Beverages segment of higher sales and production volumes of plant-based beverages, broths and plant-based ingredients, together with improved plant utilization and productivity-driven cost savings, and additional aseptic processing capacity that came on-line in the third quarter of 2019.

SUNOPTA INC.	41	December 28, 2019 10-K

For the year ended December 28, 2019, we realized a total segment operating loss of $2.8 million, compared with total segment operating income of $3.9 million for the year ended December 29, 2018.  The decrease in total segment operating income reflected lower overall gross profit, as described above, together with a similar level of SG&A expenses, partially offset by a favorable foreign exchange impact of $1.6 million mainly within our international organic ingredients operations.  SG&A expenses reflected increased stock-based compensation costs related to the adoption of an equity-based bonus plan in 2019 ($3.7 million), together with higher third-party professional fees and employee recruitment, relocation and retention costs associated with the Value Creation Plan ($2.9 million), mostly offset by the elimination of expenses associated with the sale of the soy and corn business, together with workforce reductions and other cost-saving initiatives taken in 2019.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information".

Other income for the year ended December 28, 2019 of $40.0 million reflected a pre-tax gain on sale of the soy and corn business of $44.0 million, the reversal of $4.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees, and legal settlement and project cancellation gains of $3.1 million.  These other income amounts were offset mainly by employee termination and recruitment costs of $9.9 million associated with the Value Creation Plan, including costs related to our CEO and CFO transitions, sale of the soy and corn business, and planned corporate office restructuring.  Other expense for the year ended December 29, 2018 of $2.8 million reflected a bad debt reserve for notes receivable associated with a previously sold business ($2.2 million), facility closure costs and asset impairment charges related to the closure of our nutrition bar facility and the sale of our former roasted snack facility ($1.3 million) and employee termination costs ($0.4 million), all associated with the Value Creation Plan, as well as product withdrawal and recall costs ($1.5 million).  These expenses were partially offset by a $2.8 million reduction to the remaining contingent consideration obligation that arose from a prior business acquisition.

In 2018, we recognized a non-cash impairment charge of $81.2 million to write-off the remaining goodwill that arose from our acquisition of Sunrise in October 2015.  This charge was recorded in the Fruit-Based Foods and Beverages segment.

Net interest expense increased by $0.3 million to $34.7 million for the year ended December 28, 2019, compared with $34.4 million for the year ended December 29, 2018.  Interest expense included the amortization of debt issuance costs of $2.7 million and $2.5 million in 2019 and 2018, respectively.

We recognized a provision of income tax of $3.2 million for the year ended December 28, 2019, compared with a recovery of income taxes of $5.4 million for the year ended December 29, 2018.  Excluding the impact of stock-based compensation, goodwill impairment and other non-deductible amounts from pre-tax earnings, the effective tax rate was 31.3% in 2019, compared with 27.5% in 2018.

On a consolidated basis, we realized a loss attributable to common shareholders of $8.8 million (diluted loss per share of $0.10) for the year ended December 28, 2019, compared with a loss attributable to common shareholders of $117.1 million (diluted loss per share of $1.34) for the year ended December 29, 2018.

For the year ended December 28, 2019, adjusted loss was $32.7 million, or $0.37 per diluted share, on a consolidated basis, compared with adjusted loss of $24.5 million, or $0.28 per diluted share, on a consolidated basis for the year ended December 29, 2018.  Excluding the results of the disposed soy and corn, flexible resealable pouch and nutrition bar operations, adjusted loss was $32.1 million, or $0.37 per diluted share, for the year ended December 28, 2019, compared with adjusted loss of $27.3 million, or $0.31 per diluted share, for the year ended December 29, 2018.  Adjusted EBITDA for the year ended December 28, 2019 was $47.3 million on a consolidated basis, compared with $52.9 million on a consolidated basis for the year ended December 29, 2018.  Excluding disposed operations, adjusted EBITDA for the year ended December 28, 2019 was $47.5 million, compared with $48.2 million for the year ended December 29, 2018.  Adjusted earnings and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	42	December 28, 2019 10-K

Segmented Operations Information

Global Ingredients	December 28, 2019	December 29, 2018	Change	% Change

Revenues	$478,772	$581,307	$(102,535)	-17.6%
Gross profit	49,942	61,249	(11,307)	-18.5%
Gross profit %	10.4%	10.5%		-0.1%

Operating income	$15,965	$23,266	$(7,301)	-31.4%
Operating income %	3.3%	4.0%		-0.7%

Global Ingredients contributed $478.8 million in revenues for the year ended December 28, 2019, compared to $581.3 million for the year ended December 29, 2018, a decrease of $102.5 million, or 17.6%.  Excluding the impact on revenues of the sale of the soy and corn business and acquisition of Sanmark (a net decrease in revenues of $87.9 million) and commodity-related pricing and foreign exchange rate movements (a decrease in revenues of $23.3 million), Global Ingredients revenues increased approximately 1.8%.  The table below explains the decrease in reported revenues:

Global Ingredients Revenue Changes
Revenues for the year ended December 29, 2018	$581,307
Impact of the sale of the soy and corn business	(94,081)
Decreased commodity pricing for internationally-sourced organic ingredients	(13,652)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar period-over-period	(9,645)
Increased volumes of internationally-sourced organic ingredients including oils (which included incremental revenues of Sanmark from the date of acquisition), coffee, sugars and cocoa, and premium juice products, offset by lower volumes of organic nuts, grains, and fruits and vegetables	14,843
Revenues for the year ended December 28, 2019	$478,772

Gross profit in Global Ingredients decreased by $11.3 million to $49.9 million for the year ended December 28, 2019, compared to $61.2 million for the year ended December 29, 2018, and the gross profit percentage decreased by 0.1% to 10.4%.  Excluding the impact on gross profit of the sale of the soy and corn business, the gross profit percentage would have been 10.6% and 11.1% in 2019 and 2018, respectively.  The decrease in gross profit percentage excluding the soy and corn business reflected reduced pricing spreads and manufacturing inefficiencies within our international organic ingredients operations, partially offset by a favorable foreign exchange result.  The table below explains the decrease in gross profit:

SUNOPTA INC.	43	December 28, 2019 10-K

Global Ingredients Gross Profit Changes
Gross profit for the year ended December 29, 2018	$61,249
Impact of the sale of the soy and corn business	(8,118)
Lower pricing spread on fruits and vegetables, cocoa and animal feed, together with lower cocoa commodity hedging gains ($0.7 million) within our international organic ingredients operations, partially offset by increased volumes for certain organic ingredients and higher pricing spread on coffee	(5,557)
Manufacturing inefficiencies related to the ramp-up of the second cocoa processing line, together with lower yields for organic sunflower oil and sesame seed production due to the quality of the raw material inputs, and start-up costs related to the new organic avocado oil facility	(2,490)
Decrease in foreign exchange losses on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations	4,858
Gross profit for the year ended December 28, 2019	$49,942

Operating income in Global Ingredients decreased by $7.3 million, or 31.4%, to $16.0 million for the year ended December 28, 2019, compared to $23.3 million for the year ended December 29, 2018.  The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the year ended December 29, 2018	$23,266
Decrease in gross profit, as explained above	(11,307)
Higher employee-related compensation and facility costs within our international organic ingredients operations, partially offset by SG&A reductions from the sale of the soy and corn business and favorable foreign exchange impact on euro-denominated SG&A expenses	(849)
Decrease in corporate cost allocations due to the sale of the soy and corn business	3,765
Net foreign exchange gains on the revaluation of U.S. dollar-denominated receivable and payable balances, partially offset by $0.4 million decrease in marked-to-market gains related to forward currency contracts	1,090
Operating income for the year ended December 28, 2019	$15,965

Looking forward, we believe Global Ingredients is positioned to take advantage of opportunities in the growing organic and non-GMO food categories.  Having completed the sale of our soy and corn business, we intend to focus our efforts on improving the profitability of our international organic ingredients operations.  In 2020, we intend to invest in ingredient categories where we have strong positions, including cocoa, oil and coffee, while rationalizing certain underperforming categories.  In addition, we intend to focus on addressing inefficiencies experienced at our cocoa and sunflower processing facilities in order to improve the margin profile for these ingredients, while continuing the ramp-up of our new organic avocado oil facility.  The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including increased supply pressure in the commodity-based markets in which we operate, increased competition, volume decreases or loss of customers, or our inability to secure quality inputs or achieve our product mix or operational goals, along with the other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	44	December 28, 2019 10-K

Plant-Based Foods and Beverages	December 28, 2019	December 29, 2018	Change	% Change

Revenues	$361,398	$314,076	$47,322	15.1%
Gross profit	58,812	40,477	18,335	45.3%
Gross profit %	16.3%	12.9%		3.4%

Operating income	$29,476	$10,766	$18,710	173.8%
Operating income %	8.2%	3.4%		4.8%

Plant-Based Foods and Beverages contributed $361.4 million in revenues for the year ended December 28, 2019, compared to $314.1 million for the year ended December 29, 2018, an increase of $47.3 million, or 15.1%.  Excluding the impact on revenues of a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $9.8 million), sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $3.1 million), and changes in sunflower commodity-related pricing (an increase in revenues of $3.6 million), Plant-Based Foods and Beverages revenues increased approximately 18.2%.  The table below explains the increase in reported revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the year ended December 29, 2018	$314,076
Higher sales volumes of plant-based beverages and everyday broth offerings, including output from additional aseptic processing capacity that came on-line in the third quarter of 2019, as well as increased demand for plant-based ingredients	59,477
Increased commodity pricing for domestically-sourced sunflower	3,589
Lower revenues due a profit-neutral change to a co-manufacturing agreement with a customer	(9,828)
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(3,103)
Lower volumes of sunflower inshell and kernel, partially offset by higher volumes of retail birdfeed and roasted snacks and ingredients	(2,813)
Revenues for the year ended December 28, 2019	$361,398

Gross profit in Plant-Based Foods and Beverages increased by $18.3 million to $58.8 million for the year ended December 28, 2019, compared to $40.5 million for the year ended December 29, 2018, and the gross profit percentage increased by 3.4% to 16.3%.  The increase in the gross profit percentage reflected strong production volumes, improved plant utilization and productivity-driven cost savings within our plant-based beverage and ingredient extraction operations.  The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended December 29, 2018	$40,477
Higher sales volumes, plant utilization and productivity improvements within our plant-based beverage and ingredient extraction operations	18,266
Improved margin performance for roasted snacks and ingredients, partially offset by lower sales and production volumes of sunflower inshell and kernel	69
Gross profit for the year ended December 28, 2019	$58,812

Operating income in Plant-Based Foods and Beverages increased by $18.7 million to $29.5 million for the year ended December 28, 2019, compared to $10.8 million for the year ended December 29, 2018. The table below explains the increase in operating income:

SUNOPTA INC.	45	December 28, 2019 10-K

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the year ended December 29, 2018	$10,766
Increase in gross profit, as explained above	18,335
Impact of workforce reductions and other cost savings initiatives	3,219
Increase in corporate cost allocations due to the realignment of Corporate Services following the sale of the soy and corn business	(2,844)
Operating income for the year ended December 28, 2019	$29,476

Looking forward we believe the markets targeted by our Plant-Based Foods and Beverages segment have long-term growth potential.  Building on the results achieved in 2019, we expect continued growth in revenues and gross profit from our plant-based beverage and ingredient operations in 2020.  Growth in 2020 should benefit from a full-year output from two new aseptic processing lines that were commissioned at our Allentown, Pennsylvania, plant-based beverage facility in the third quarter of 2019.  In addition, we plan to execute several major capital projects in 2020 to further increase our aseptic processing capacity and expand our ingredient extraction capabilities.  We expect continued challenges in our domestic sunflower and roasted snacks business in 2020, due in part to a wet 2019 harvest season that resulted in reduced sunflower yields and lower quality product.  Due to these challenges, we intend to assess plant operating costs and seek to optimize SG&A expenses, and take pricing actions to offset commodity cost increases.  The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including unfavorable shifts in consumer preferences, increased competition, volume decreases or loss of customers, inability to obtain financing to support planned capital projects, unexpected delays in executing on our capital projects, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement cost savings initiatives indicated above, along with the other factors described above under "Forward-Looking Statements."

Fruit-Based Foods and Beverages	December 28, 2019	December 29, 2018	Change	% Change

Revenues	$349,852	$365,469	$(15,617)	-4.3%
Gross profit	6,499	21,744	(15,245)	-70.1%
Gross profit %	1.9%	5.9%		-4.0%

Operating loss	$(26,873)	$(16,029)	$(10,844)	-67.7%
Operating loss %	-7.7%	-4.4%		-3.3%
Fruit-Based Foods and Beverages contributed $349.9 million in revenues for the year ended December 28, 2019, compared to $365.5 million for the year ended December 29, 2018, a decrease of $15.6 million, or 4.3%.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $3.6 million), Fruit-Based Foods and Beverages revenues decreased approximately 5.3%.  The table below explains the decrease in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the year ended December 29, 2018	$365,469
Reduced volumes of frozen fruit mainly into the foodservice channel, together with a modest decline in demand for fruit ingredients from yogurt producers, partially offset by increased sales pricing for frozen fruit	(16,187)
Higher sales volumes of fruit snack products	570
Revenues for the year ended December 28, 2019	$349,852

Gross profit in Fruit-Based Foods and Beverages decreased by $15.2 million to $6.5 million for the year ended December 28, 2019, compared to $21.7 million for the year ended December 29, 2018, and the gross profit percentage decreased by 4.0% to 1.9%.  The decrease in the gross profit percentage primarily reflected the impact of higher commodity pricing for frozen fruit due to the shortage of strawberries, together with unfavorable production variances within our frozen fruit operations due to lower plant utilization and rework of bulk inventories to meet customer demand, together with lower volumes and plant utilization for fruit ingredients.  The weather-related impact to gross profit from frozen fruit was estimated to be approximately $17.7 million in 2019, or approximately a negative 5% impact on the gross profit percentage.  These factors were partially offset by strong production volumes and productivity-driven cost savings within our fruit snacks operations.  The table below explains the decrease in gross profit:

SUNOPTA INC.	46	December 28, 2019 10-K

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended December 29, 2018	$21,744
Impact of the strawberry shortage due to higher commodity pricing and costs associated with reduced plant utilization and rework of bulk inventories (approximately $17.7 million), and lower volumes and plant utilization for fruit ingredients, together with the impact of a claim recovery from a supplier in 2018 for $1.2 million, partially offset by higher sales pricing for frozen fruit	(15,843)
Higher sales volumes, plant utilization and productivity improvements within our fruit snack operations	598
Gross profit for the year ended December 28, 2019	$6,499

Operating loss in Fruit-Based Foods and Beverages increased by $10.8 million to $26.9 million for the year ended December 28, 2019, compared to of $16.0 million for the year ended December 29, 2018. The table below explains the increase in operating loss:

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the year ended December 29, 2018	$(16,029)
Decrease in gross profit, as explained above	(15,245)
Increase in corporate cost allocations due to the realignment of Corporate Services resources following the sale of the soy and corn business	(674)
Impact of headcount reductions due in part to the centralization of transactional and other support functions related to the former Sunrise business, and other cost savings initiatives, together with favorable foreign exchange on international operations	5,075
Operating loss for the year ended December 28, 2019	$(26,873)

Revenues and margins for frozen fruit were in-line with our expectations for the second half of 2019, after considering the impacts of higher cost and limited supply from the 2019 strawberry harvest.  While this supply disruption is expected to continue to negatively impact revenues and margins until the 2020 crop cycle is completed, we saw a return to positive gross margins in the fourth quarter of 2019.  We expect sequential margin improvement in 2020, as we realize the full effect of pricing actions taken in 2019, together with expected labor cost savings in 2020 from new plant automation initiatives.  Within our fruit snacks and fruit ingredient businesses, we expect flat to modest revenue growth in 2020, with a consistent margin profile to 2019.  From a strategic perspective, we are focused on building a single synergistic fruit operation combining our existing frozen fruit, fruit ingredient and fruit snacks businesses, while diversifying our fruit sourcing globally to reduce the weather-related risks on fruit supply.  The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including unfavorable shifts in consumer preferences, increased competition, realization of sales pricing initiatives, availability and field pricing for fruit, availability and pricing of other raw material supplies, volume decreases or loss of customers, unexpected delays in our fruit optimization plan, inefficiencies in our manufacturing processes, lack of consumer product acceptance, or our inability to successfully implement the particular goals and strategies indicated above, along with the other factors described above under "Forward-Looking Statements."

Corporate Services	December 28, 2019	December 29, 2018	Change	% Change

Operating loss	$(21,322)	$(14,071)	$(7,251)	-51.5%

SUNOPTA INC.	47	December 28, 2019 10-K

Operating loss at Corporate Services increased by $7.3 million to $21.3 million for the year ended December 28, 2019, compared to a loss of $14.1 million for the year ended December 29, 2018. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended December 29, 2018	$(14,071)
Increased stock-based compensation costs related to the initiation of an equity-based annual bonus plan for most employees in 2019	(3,678)
Higher non-structural third-party professional fees and employee recruitment, relocation and retention costs associated with the Value Creation Plan	(2,943)
Higher employee-related variable compensation, and salary increases, partially offset by reductions in travel and other discretionary spending, and favorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	(383)
Decrease in corporate cost allocations to SunOpta operating segments	(247)
Operating loss for the year ended December 28, 2019	$(21,322)

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

SUNOPTA INC.	48	December 28, 2019 10-K

Consolidated Results of Operations for Fiscal Years 2018 and 2017

	December 29, 2018	December 30, 2017	Change	Change
	$	$	$	%
Revenues
Global Ingredients	581,307	556,166	25,141	4.5%
Plant-Based Foods and Beverages	314,076	342,714	(28,638)	-8.4%
Fruit-Based Foods and Beverages	365,469	380,713	(15,244)	-4.0%
Total revenues	1,260,852	1,279,593	(18,741)	-1.5%

Gross Profit
Global Ingredients	61,249	70,918	(9,669)	-13.6%
Plant-Based Foods and Beverages	40,477	23,092	17,385	75.3%
Fruit-Based Foods and Beverages	21,744	51,077	(29,333)	-57.4%
Total gross profit	123,470	145,087	(21,617)	-14.9%

Segment operating income (loss)(1)
Global Ingredients	23,266	25,589	(2,323)	-9.1%
Plant-Based Foods and Beverages	10,766	(7,094)	17,860	251.8%
Fruit-Based Foods and Beverages	(16,029)	13,570	(29,599)	-218.1%
Corporate Services	(14,071)	(31,298)	17,227	55.0%
Total segment operating income	3,932	767	3,165	412.6%

Other expense, net	2,825	23,660	(20,835)	-88.1%
Goodwill impairment	81,222	115,000	(33,778)	-29.4%
Loss before the following	(80,115)	(137,893)	57,778	41.9%
Interest expense, net	34,406	32,504	1,902	5.9%
Recovery of income taxes	(5,378)	(35,829)	30,451	85.0%
Net loss(2),(3)	(109,143)	(134,568)	25,425	18.9%
Earnings attributable to non-controlling interests	62	752	(690)	-91.8%
Loss attributable to SunOpta Inc.	(109,205)	(135,320)	26,115	19.3%
Dividends and accretion on Series A Preferred Stock	(7,909)	(7,809)	(100)	-1.3%

Loss attributable to common shareholders(4)	(117,114)	(143,129)	26,015	18.2%

(1) The following table presents a reconciliation of segment operating income/loss to earnings/loss before the following, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the "Consolidated Results of Operations for Fiscal Years 2019 and 2018" table regarding the use of this non-GAAP measure).

SUNOPTA INC.	49	December 28, 2019 10-K

		Plant-Based	Fruit-Based
	Global	Foods and	Foods and	Corporate
	Ingredients	Beverages	Beverages	Services	Consolidated
	$	$	$	$	$
December 29, 2018
Segment operating income (loss)	23,266	10,766	(16,029)	(14,071)	3,932
Other income (expense), net	2,326	(2,151)	(388)	(2,612)	(2,825)
Goodwill impairment	—	—	(81,222)	—	(81,222)
Earnings (loss) before the following	25,592	8,615	(97,639)	(16,683)	(80,115)

December 30, 2017
Segment operating income (loss)	25,589	(7,094)	13,570	(31,298)	767
Other expense, net	(4,315)	(16,765)	(1,650)	(930)	(23,660)
Goodwill impairment	—	—	(115,000)	—	(115,000)
Earnings (loss) before the following	21,274	(23,859)	(103,080)	(32,228)	(137,893)

(2) The following table presents a reconciliation of adjusted earnings/loss from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for Fiscal Years 2019 and 2018" table regarding the use of this non-GAAP measure).  In addition, in recognition of the sale of the soy and corn business (as described above under the heading "Sale of Soy and Corn Business"), and our exit from flexible resealable pouch and nutrition bar product lines and operations (as described above under "Value Creation Plan"), we have prepared this table in a columnar format to present the effect of these operations on our consolidated results for the periods presented.  We believe this presentation assists investors in assessing the results of the operations we have disposed of and the effect of those operations on our financial performance.

SUNOPTA INC.	50	December 28, 2019 10-K

	Excluding
	disposed operations		Disposed operations		Consolidated
		Per Diluted Share		Per Diluted Share		Per Diluted Share
For the years ended	$	$	$	$	$	$
December 29, 2018
Net earnings (loss)	(111,477)		2,334		(109,143)
Earnings attributable to non-controlling interests	(62)		—		(62)
Dividends and accretion of Series A Preferred Stock	(7,909)		—		(7,909)
Loss attributable to common shareholders	(119,448)	(1.37)	2,334	0.03	(117,114)	(1.34)

Adjusted for:
Goodwill impairment(a)	81,222		—		81,222
Inventory write-downs(b)	3,101		—		3,101
Equipment start-up costs(c)	2,913		—		2,913
New product commercialization costs(d)	2,729		—		2,729
Costs related to the Value Creation Plan(e)	1,696		678		2,374
Reserve for notes receivable(f)	2,232		—		2,232
Product withdrawal and recall costs(g)	1,456		—		1,456
Other(h)	296		—		296
Fair value adjustment on contingent consideration(i)	(2,821)		—		(2,821)
Recovery of product withdrawal costs(j)	(1,200)		—		(1,200)
Reversal of stock-based compensation(k)	(182)		—		(182)
Net income tax effect(l)	681		(176)		505
Adjusted earnings (loss)	(27,325)	(0.31)	2,836	0.03	(24,489)	(0.28)

December 30, 2017
Net loss	(122,944)		(11,624)		(134,568)
Earnings attributable to non-controlling interests	(752)		—		(752)
Dividends and accretion of Series A Preferred Stock	(7,809)		—		(7,809)
Loss attributable to common shareholders	(131,505)	(1.52)	(11,624)	(0.13)	(143,129)	(1.66)

Adjusted for:
Goodwill impairment(a)	115,000		—		115,000
Costs related to the Value Creation Plan(m)	32,160		17,752		49,912
Product withdrawal and recall costs(n)	1,142		—		1,142
Recovery of legal settlement(o)	(1,024)		—		(1,024)
Reversal of stock-based compensation(k)	(546)		—		(546)
Other(h)	442		—		442
Net income tax effect(l)	(18,332)		(6,923)		(25,255)
Change in unrecognized tax benefits(p)	(452)		—		(452)
Impact of change in enacted U.S. corporate tax rates(q)	(8,437)		—		(8,437)
Adjusted loss	(11,552)	(0.13)	(795)	(0.01)	(12,347)	(0.14)

(a) Reflects the impairment of goodwill that arose from the acquisition of Sunrise in 2015.

(b) Reflects the write-down of certain frozen fruit inventory items in the fourth quarter of 2018, due to a change in expected use of aged stocks, and reduced sales pricing and high production costs, which was recorded in cost of goods sold.

(c) Reflects costs related to the start-up of new roasting equipment for grains, seeds and legumes at our Crookston, Minnesota, facility, as well as the start-up of a second processing line at our cocoa facility in the Netherlands, which were recorded in cost of goods sold.

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

(g) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in 2016, which were recorded in other expense.

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

(j) Reflects the recovery from a third-party supplier of $1.2 million of costs incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold.  Costs incurred related to this withdrawal were recognized in cost of goods sold in 2016.

(k) Reflects the reversal to SG&A expenses of previously recognized stock-based compensation related to performance share units granted to certain employees as the performance conditions were not achieved

SUNOPTA INC.	51	December 28, 2019 10-K

(l) Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 27% for 2018 (2017 - 30%) on adjusted earnings before tax.

(m) Reflects inventory write-downs and facility closure costs of $3.2 million recorded in cost of goods sold; consulting fees, temporary labor, employee recruitment, relocation and retention costs, and bad debt reserves of $22.9 million recorded in SG&A expenses; and asset impairment charges and employee termination costs of $23.8 million recorded in other expense.

(n) Reflects costs related to the sunflower recall, including a $0.7 million adjustment for the estimated lost gross profit in the first quarter of 2017 caused by the sunflower recall, which reflected a shortfall in revenues against prior year volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million; and $0.4 million of product withdrawal costs not eligible for reimbursement under our insurance policies, which were recorded in other expense.

(o) Reflects a recovery on the early extinguishment of a rebate obligation that arose from the prior settlement in 2016 of a flexible resealable pouch product recall dispute with a customer, which was recorded in other income.

(p) Reflects the realization of previously unrecognized tax benefits, due to the expiration of the statute of limitations.

(q) Reflects the remeasurement of deferred tax balances to reflect new U.S. corporate tax rates enacted in December 2017.

(3) The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for Fiscal Years 2019 and 2018" table regarding the use of this non-GAAP measure).  In addition, as described above in footnote (2), we have prepared this table in a columnar format to present the effect of the disposals of the soy and corn business, and flexible resealable pouch and nutrition bar operations on our consolidated results for the periods presented.  We believe this presentation assists investors in assessing the results of the operations we have disposed of and the effect of those operations on our financial performance.

	Excluding
	disposed operations	Disposed operations	Consolidated
For the years ended	$	$	$
December 29, 2018
Net earnings (loss)	(111,477)	2,334	(109,143)
Provision for (recovery of) income taxes	(6,269)	891	(5,378)
Interest expense (income), net	34,503	(97)	34,406
Other expense, net	2,056	769	2,825
Goodwill impairment	81,222	—	81,222
Total segment operating income	35	3,897	3,932
Depreciation and amortization	31,941	847	32,788
Stock-based compensation	7,939	—	7,939
Inventory write-downs(a)	3,101	—	3,101
Equipment start-up costs(b)	2,913	—	2,913
New product commercialization costs(c)	2,729	—	2,729
Costs related to Value Creation Plan(d)	713	—	713
Recovery of product withdrawal costs(e)	(1,200)	—	(1,200)
Adjusted EBITDA	48,171	4,744	52,915

December 30, 2017
Net loss	(122,944)	(11,624)	(134,568)
Recovery of income taxes	(28,397)	(7,432)	(35,829)
Interest expense, net	32,524	(20)	32,504
Other expense, net	8,665	14,995	23,660
Goodwill impairment	115,000	—	115,000
Total segment operating income (loss)	4,848	(4,081)	767
Depreciation and amortization	31,039	1,785	32,824
Stock-based compensation(f)	6,395	—	6,395
Costs related to Value Creation Plan(d)	23,144	2,939	26,083
Product withdrawal and recall costs(g)	729	—	729
Adjusted EBITDA	66,155	643	66,798

(a) Reflects the write-down of certain frozen fruit inventory items in the fourth quarter of 2018, due to a change in expected use of aged stocks, and reduced sales pricing and high production costs, which was recorded in cost of goods sold.

(b) Reflects costs related to the start-up of new roasting equipment for grains, seeds and legumes at our Crookston, Minnesota, facility, as well as the start-up of a second processing line at our cocoa facility in the Netherlands, which were recorded in cost of goods sold.

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

(e) Reflects the recovery from a third-party supplier of $1.2 million of costs incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold.  Costs incurred related to this withdrawal were recognized in cost of goods sold in 2016.

(f) For 2017, stock-based compensation of $6.4 million was recorded in SG&A expenses, and the reversal of $0.7 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other expense.

(g) Reflects the estimated lost gross profit of $0.7 million caused by the recall of certain sunflower kernel initiated in 2016, which reflected the shortfall in revenues in the first quarter of 2017 against first quarter 2016 volumes of approximately $3.3 million, less associated cost of goods sold of approximately $2.6 million.

SUNOPTA INC.	52	December 28, 2019 10-K

(4) Refer to footnote (4) to the "Consolidated Results of Operations for Fiscal Years 2019 and 2018" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the year ended December 29, 2018 decreased by 1.5% to $1,260.9 million from $1,279.6 million for the year ended December 30, 2017.  Excluding the impact on revenues for the year ended December 29, 2018, of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $50.0 million), changes in commodity-related pricing (a decrease in revenues of $23.0 million) and foreign exchange rates (an increase in revenues of $9.7 million), revenues increased by 3.6% in 2018, compared with 2017.  The increase in revenues on an adjusted basis reflected higher demand for organic ingredients, and higher volumes of plant-based beverages and new broth offerings, as well as fruit snack products.  These increases were offset by the impact of lower pricing for frozen fruit and volumes of fruit ingredient products, and lower volumes and pricing for domestically-sourced grains and seeds.

Gross profit decreased $21.6 million, or 14.9%, to $123.5 million for the year ended December 29, 2018, compared with $145.1 million for the year ended December 30, 2017.  As a percentage of revenues, gross profit for the year ended December 29, 2018 was 9.8% compared to 11.3% for the year ended December 30, 2017, a decrease of 1.5%.  The gross margin percentage for 2018 would have been 10.8% excluding equipment start-up and product introduction costs ($5.3 million), a non-cash foreign exchange loss on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations ($4.9 million), and inventory write-downs for certain frozen fruit inventory items ($3.1 million), partially offset by the recovery of $1.2 million of previously-incurred product withdrawal costs from a third-party supplier.  For 2017, the gross profit percentage would have been 11.2%, excluding a non-cash foreign exchange gain on U.S. dollar-denominated raw material purchase contracts ($5.2 million), partially offset by the write-down of flexible resealable pouch and nutrition bar inventories ($2.6 million), lost margin caused by the recall of certain sunflower kernel products initiated in 2016 ($0.7 million), and facility closure costs ($0.6 million).  The decline in the gross profit percentage on an adjusted basis mainly reflected the impact of lower sales pricing for frozen fruit within the Fruit-Based Foods and Beverages segment.  Also contributing to the decline in the gross profit percentage was higher costs for premium juice products within the Global Ingredient segment, together with the loss of higher-margin milled corn volumes and reduced pricing spread on organic feed.  These factors were offset by the favorable impact of improved plant utilization for plant-based beverages and productivity-driven cost savings within the Plant-Based Foods and Beverages segment, as well as operational savings following the discontinuance of flexible resealable pouch and nutrition bar production.

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

Other expense for the year ended December 29, 2018 of $2.8 million mainly reflected a bad debt reserve for notes receivable associated with a previously sold business ($2.2 million), facility closure costs and asset impairment charges related to the closure of our nutrition bar facility and the sale of our former roasted snack facility ($1.3 million) and employee termination costs ($0.4 million), all associated with the Value Creation Plan, as well as product withdrawal and recall costs ($1.5 million). These expenses were partially offset by a $2.8 million reduction to the remaining contingent consideration obligation that arose from a prior business acquisition.  Other expense for the year ended December 30, 2017 of $23.7 million reflected the impairment of long-lived assets related to the exits from our flexible resealable pouch and nutrition bar product lines and operations, and consolidation of our roasted snack operations, as well as the closure of our juice processing facility ($18.2 million), and employee termination costs ($5.6 million) associated with the Value Creation Plan, partially offset by a $1.0 million recovery on the early extinguishment of a rebate obligation that arose from the prior settlement of a recall dispute with a customer related to flexible resealable pouch products.

In 2018 and 2017, we recognized non-cash impairment charges of $81.2 million and $115.0 million, respectively, to fully write-off the goodwill that arose from our acquisition of Sunrise in October 2015, which is included in our Fruit-Based Foods and Beverages segment.

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

SUNOPTA INC.	53	December 28, 2019 10-K

We recognized a recovery of income tax of $5.4 million for the year ended December 29, 2018, compared with a recovery of income tax of $35.8 million for the year ended December 30, 2017 (which included a $8.4 million recovery related to the remeasurement of deferred tax balances to reflect the corporate tax rates enacted in the U.S. in December 2017, and the realization of $0.5 million of previously unrecognized tax benefits).  Excluding the impact of goodwill impairment and other non-deductible amounts from pre-tax losses, the effective tax rates for 2018 and 2017 would have been 27.5% and 48.6%, respectively.  The effective tax rate in 2018 reflected the impact of the reduction in the U.S. federal corporate tax rate from 35% to 21%, and the effective tax rate for 2017 reflected the effect of a mix of pre-tax losses in the U.S. (related to costs associated with the Value Creation Plan) and pre-tax earnings in certain other jurisdictions.

On a consolidated basis, we realized a loss attributable to common shareholders of $117.1 million (diluted loss per share of $1.34) for the year ended December 29, 2018, compared with a loss attributable to common shareholders of $143.1 million (diluted loss per share of $1.66) for the year ended December 30, 2017.

For the year ended December 29, 2018, adjusted loss was $24.5 million, or $0.28 per diluted share, on a consolidated basis, compared with an adjusted loss of $12.3 million, or $0.14 per diluted share, on a consolidated basis for the year ended December 30, 2017.  Excluding disposed operations, adjusted loss was $27.3 million, or $0.31 per diluted share, for the year ended December 29, 2018, compared with an adjusted loss of $11.6 million, or $0.13 per diluted share, for the year ended December 30, 2017.  Adjusted EBITDA for the year ended December 29, 2018 was $52.9 million on a consolidated basis, compared with $66.8 million on a consolidated basis for the year ended December 30, 2017.  Excluding disposed operations, adjusted EBITDA for the year ended December 29, 2018 was $48.2 million, compared with $66.2 million for the year ended December 30, 2017.  Adjusted earnings and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	54	December 28, 2019 10-K

Segmented Operations Information

Global Ingredients	December 29, 2018	December 30, 2017	Change	% Change

Revenues	$581,307	$556,166	$25,141	4.5%
Gross profit	61,249	70,918	(9,669)	-13.6%
Gross profit %	10.5%	12.8%		-2.3%

Operating income	$23,266	$25,589	$(2,323)	-9.1%
Operating income %	4.0%	4.6%		-0.6%

Global Ingredients contributed $581.3 million in revenues for the year ended December 29, 2018, compared to $556.2 million for the year ended December 30, 2017, an increase of $25.1 million, or 4.5%.  Excluding the impact on revenues of changes including commodity-related pricing and foreign exchange rate movements (an increase in revenues of $0.4 million), Global Ingredients revenues increased approximately 4.4%.  The table below explains the increase in reported revenue:

Global Ingredients Revenue Changes
Revenues for the year ended December 30, 2017	$556,166
Increased volumes of internationally-sourced organic ingredients including cocoa, oils, fruits and vegetables, and coffee, partially offset by lower volumes of animal feed and seeds, and premium juice products	36,506
Favorable foreign exchange impact on euro-denominated sales due to a weaker U.S. dollar period-over-period	9,730
Increased commodity pricing for domestically-sourced corn, partially offset by lower pricing for feed and soy	3,904
Decreased commodity pricing for internationally-sourced organic ingredients	(13,186)
Decreased domestically-sourced volumes of specialty soy (due to tighter supply in 2018 and exit from certain varieties in 2017) and milled corn, partially offset by higher volumes of specialty corn and organic feed	(11,813)
Revenues for the year ended December 29, 2018	$581,307

Gross profit in Global Ingredients decreased by $9.7 million to $61.2 million for the year ended December 29, 2018 compared to $70.9 million for the year ended December 30, 2017, and the gross profit percentage decreased by 2.3% to 10.5%.  The decrease in gross profit percentage was primarily due to the unfavorable non-cash foreign exchange impact on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations.  In addition, the decrease in gross profit percentage reflected higher processing and supply chain costs for premium juice products, together with the loss of higher margin milled corn volumes and reduced pricing spread on organic feed.  These factors were partially offset by a favorable cocoa hedging result within our international organic ingredients operations, as well as improved pricing spreads on organic cocoa and certain other organic ingredients.  The table below explains the decrease in gross profit:

SUNOPTA INC.	55	December 28, 2019 10-K

Global Ingredients Gross Profit Changes
Gross profit for the year ended December 30, 2017	$70,918
Unfavorable foreign exchange impact in 2018 on U.S. dollar-denominated raw material purchase contracts within our international organic ingredients operations, compared with a favorable foreign exchange impact in 2017 (partially offset below in operating income by a $4.8 million favorable reduction in losses on forward currency contracts)	(10,030)
Higher processing and supply chain costs for premium juice products	(2,997)
Lower volumes of higher margin milled corn, and reduced pricing spread for animal feed	(2,148)
Higher volumes and pricing spreads for certain internationally-sourced organic ingredients, including cocoa, fruits and vegetables, coffee and oils, partially offset by seeds, animal feed and grains, as well as start-up costs of $0.2 million related to the expansion of our cocoa facility in the Netherlands	5,054
Favorable cocoa commodity hedging result within our international organic ingredient operations	452
Gross profit for the year ended December 29, 2018	$61,249

Operating income in Global Ingredients decreased by $2.3 million, or 9.1%, to $23.3 million for the year ended December 29, 2018, compared to $25.6 million for the year ended December 30, 2017.  The table below explains the decrease in operating income:

Global Ingredients Operating Income Changes
Operating income for the year ended December 30, 2017	$25,589
Decrease in gross profit, as explained above	(9,669)
Higher employee-related compensation costs and unfavorable foreign exchange impact on euro-denominated SG&A expenses, partially offset by lower professional fees	(1,042)
Decrease in foreign exchange losses within our international organic ingredient operations, which included a $4.8 million reduction in marked-to-market losses related to forward currency contracts	5,561
Decrease in corporate cost allocations	2,827
Operating income for the year ended December 29, 2018	$23,266

Plant-Based Foods and Beverages	December 29, 2018	December 30, 2017	Change	% Change

Revenues	$314,076	$342,714	$(28,638)	-8.4%
Gross profit	40,477	23,092	17,385	75.3%
Gross profit %	12.9%	6.7%		6.2%

Operating income (loss)	$10,766	$(7,094)	$17,860	251.8%
Operating income (loss) %	3.4%	-2.1%		5.5%

Plant-Based Foods and Beverages contributed $314.1 million in revenues for the year ended December 29, 2018, compared to $342.7 million for the year ended December 30, 2017, a $28.6 million, or 8.4% decrease.  Excluding the impact on revenues of sales of flexible resealable pouch and nutrition bar products (a decrease in revenues of $50.0 million) and changes in sunflower commodity-related pricing (a decrease in revenues of $2.9 million), Plant-Based Foods and Beverages revenues increased approximately 8.4%.  The table below explains the decrease in reported revenues:

SUNOPTA INC.	56	December 28, 2019 10-K

Plant-Based Foods and Beverages Revenue Changes
Revenues for the year ended December 30, 2017	$342,714
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(50,039)
Soft domestic sunflower market due to global competition, partially offset by higher roasted snack volumes	(3,231)
Decreased commodity pricing for domestically-sourced sunflower	(2,855)
Higher volumes of plant-based beverages into the foodservice and retail channels, and the introduction of new broth offerings	27,487
Revenues for the year ended December 29, 2018	$314,076

Gross profit in Plant-Based Foods and Beverages increased by $17.4 million to $40.5 million for the year ended December 29, 2018 compared to $23.1 million for the year ended December 30, 2017, and the gross profit percentage increased by 6.2% to 12.9%.  The increase in gross profit percentage was primarily due to the favorable impact of higher sales volumes of plant-based beverages and broth offerings, together with improved plant utilization and productivity-driven cost savings.  In addition, the increase in gross profit percentage reflected operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017.  These factors were offset by costs related to the commercialization of new beverage products and start-up costs related to new roasting equipment for grains, seeds and legumes at our Crookston, Minnesota, facility, as well as reduced sunflower pricing and operating inefficiencies within our sunflower operations due to lower production volumes.  The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended December 30, 2017	$23,092
Higher sales volumes, plant utilization and productivity improvements for plant-based beverages and broth offerings, partially offset by new product commercialization costs of $2.4 million	12,879
Operational savings following the discontinuance of flexible resealable pouch and nutrition bar production in the fourth quarter of 2017	8,228
Start-up costs of $2.7 million and commercial delays related to new roasting equipment, and lower volumes and pricing for sunflower inshell and kernel	(3,722)
Gross profit for the year ended December 29, 2018	$40,477

Operating income in Plant-Based Foods and Beverages increased by $17.9 million to $10.8 million for the year ended December 29, 2018, compared to an operating loss of $7.1 million for the year ended December 30, 2017. The table below explains the increase in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating loss for the year ended December 30, 2017	$(7,094)
Increase in gross profit, as explained above	17,385
Decrease in corporate cost allocations	4,661
Higher employee-related compensation costs and marketing expenses, partially offset by lower consulting costs	(4,186)
Operating income for the year ended December 29, 2018	$10,766

SUNOPTA INC.	57	December 28, 2019 10-K

Fruit-Based Foods and Beverages	December 29, 2018	December 30, 2017	Change	% Change

Revenues	$365,469	$380,713	$(15,244)	-4.0%
Gross profit	21,744	51,077	(29,333)	-57.4%
Gross profit %	5.9%	13.4%		-7.5%

Operating income (loss)	$(16,029)	$13,570	$(29,599)	-218.1%
Operating income (loss) %	-4.4%	3.6%		-8.0%

Fruit-Based Foods and Beverages contributed $365.5 million in revenues for the year ended December 29, 2018, compared to $380.7 million for the year ended December 30, 2017, a $15.2 million, or 4.0% decrease.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (a decrease in revenues of $10.8 million), Fruit-Based Foods and Beverages revenues decreased approximately 1.2%.  The table below explains the decrease in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the year ended December 30, 2017	$380,713
Lower pricing (related to strategic pricing reductions to gain distribution) more than offsetting higher volumes of frozen fruit, and lower volumes of fruit ingredients due to declines in consumer preferences for certain yogurt items	(12,289)
Decreased commodity pricing for raw fruit	(10,836)
Higher volumes of fruit snack products	7,881
Revenues for the year ended December 29, 2018	$365,469

Gross profit in Fruit-Based Foods and Beverages decreased by $29.3 million to $21.7 million for the year ended December 29, 2018 compared to $51.1 million for the year ended December 30, 2017, and the gross profit percentage decreased by 7.5% to 5.9%.  For the year ended December 29, 2018, the gross profit percentage primarily reflected lower sales pricing, unfavorable product mix and inventory write-downs for certain frozen fruit items, and lower sales and unfavorable plant utilization for fruit ingredients, partially offset by the favorable impact of increased sales volumes of higher-margin fruit snack products, together with improved plant utilization and productivity-driven cost savings.  The table below explains the decrease in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended December 30, 2017	$51,077
Lower sales pricing, unfavorable product mix, and inventory write-downs of $3.1 million in the fourth quarter of 2018 for certain frozen fruit items, and lower volumes and unfavorable plant utilization for fruit ingredients, partially offset by productivity-driven cost savings and the recovery of previously-incurred product withdrawal costs of $1.2 million	(33,212)
Higher sales volumes, plant utilization and productivity improvements within our fruit snack operations	3,879
Gross profit for the year ended December 29, 2018	$21,744

Operating income in Fruit-Based Foods and Beverages decreased by $29.6 million to an operating loss of $16.0 million for the year ended December 29, 2018, compared to operating income of $13.6 million for the year ended December 30, 2017. The table below explains the decrease in operating income:

SUNOPTA INC.	58	December 28, 2019 10-K

Fruit-Based Foods and Beverages Operating Income Changes
Operating income for the year ended December 30, 2017	$13,570
Decrease in gross profit, as explained above	(29,333)
Higher employee-related compensation costs and unfavorable foreign exchange on international operations	(687)
Decrease in corporate cost allocations	421
Operating loss for the year ended December 29, 2018	$(16,029)

Corporate Services	December 29, 2018	December 30, 2017	Change	% Change

Operating loss	$(14,071)	$(31,298)	$17,227	55.0%

Operating loss at Corporate Services decreased by $17.2 million to $14.1 million for the year ended December 29, 2018, from a loss of $31.3 million for the year ended December 30, 2017. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended December 30, 2017	$(31,298)
Lower non-structural third-party consulting costs and employee recruitment, relocation and retention costs associated with the Value Creation Plan	21,897
Lower employee-related compensation costs, professional fees and travel expenses, as well as favorable foreign exchange impacts on foreign currency transactions and Canadian dollar-denominated SG&A expenses, partially offset by increased product development costs and depreciation expense	4,781
Decrease in corporate cost allocations to SunOpta operating segments	(7,909)
Increased stock-based compensation costs as a result of a change in our long-term incentive plan in the second quarter of 2017	(1,542)
Operating loss for the year ended December 29, 2018	$(14,071)

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

• Cash flows generated from the exercise, if any, of stock options during the year;

• Potential additional long-term financing, including the offer and sale of debt and/or equity securities; and

• Potential sales of businesses or assets.

SUNOPTA INC.	59	December 28, 2019 10-K

On February 11, 2016, we entered a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity (the "Global Credit Facility").  On January 28, 2020, we entered into a restatement agreement, amending and restating the existing credit agreement to, among other things, extend the maturity date of the Global Credit Facility to March 31, 2022.  The Global Credit Facility supports the working capital and general corporate needs of our global operations, in addition to funding strategic initiatives.  Subject to customary borrowing conditions and the agreement of any such lenders to provide such increased commitments, we may request to increase the total lending commitments under this facility to a maximum aggregate principal amount not to exceed $450 million.  The applicable margin in the Global Credit Facility ranges from 0.25% to 0.75% with respect to base rate and prime rate borrowings and from 1.25% to 1.75% for eurocurrency rate and bankers' acceptance rate borrowings.  In addition, under the restatement agreement, the margin is increased by an additional 0.50% while our total leverage ratio exceeds a specific threshold.  Based on outstanding borrowings under the Global Credit Facility (as described below), the 50 basis-point increase in the margin rate will increase interest expense and reduce cash flows by approximately $1.2 million on an annualized basis.

On September 19, 2017 and October 22, 2018, the Global Credit Facility was amended to add an additional $20 million U.S. asset-based credit subfacility (the "U.S. Subfacility"), which was fully drawn as of October 22, 2018.  Commencing on March 31, 2019, quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility.  Borrowings repaid under the U.S. Subfacility may not be borrowed again.  As at December 28, 2019, $10.0 million remained drawn on the U.S. Subfacility.  The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers' acceptance rate borrowings.

As at December 28, 2019, we had outstanding borrowings of $241.7 million (December 29, 2018 - $276.8 million) and available borrowing capacity of approximately $43 million (December 29, 2018 - $55 million) under the Global Credit Facility.  For more information on the Global Credit Facility, see note 14(1) to the consolidated financial statements at Item 15 of this Form 10-K.

As at December 28, 2019, we had borrowings of $3.9 million (€3.5 million) outstanding under a $6.7 million (€6.0 million) revolving credit facility used to fund the activities of our Bulgarian sunflower processing operations.  This annual facility matures on April 30, 2020, and our intention is to renew the facility for another year at that time.  For more information on the Bulgarian credit facility, see note 14(2) to the consolidated financial statements at Item 15 of this Form 10-K.

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the "Notes").  As at December 28, 2019, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount of the Notes by SunOpta Foods in October 2017.  For more information on the Notes, see note 14(3) to the consolidated financial statements at Item 15 of this Form 10-K.

On October 7, 2016, SunOpta Foods issued 85,000 shares of Series A Preferred Stock (the "Preferred Stock") for $85.0 million.  The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share.  Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025, which presently equates to quarterly dividend payments of $1.7 million, and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance).  Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference.  After October 4, 2025, any failure to pay dividends in cash will be an event of non-compliance.  For more information on the Notes, see note 15 to the consolidated financial statements at Item 15 of this Form 10-K.

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

SUNOPTA INC.	60	December 28, 2019 10-K

Cash Flows

Fiscal 2019 Compared to Fiscal 2018

Net cash and cash equivalents decreased $1.8 million to $1.5 million as at December 28, 2019, compared with $3.3 million at December 29, 2018.

Cash provided by operating activities was $9.8 million for the year ended December 28, 2019, compared with cash used of $11.1 million for the year ended December 29, 2018, an increase in cash provided of $20.9 million.  The increase in cash provided reflected reduced working capital levels, including lower inventories of organic ingredients, which generated $29.3 million of cash year-over-year, partially offset by a year-over-year increase in net cash payments of $6.5 million for costs incurred under the Value Creation Plan.

Excluding net proceeds from the sale of the soy and corn business of $63.3 million, cash used in investing activities was $36.1 million for the year ended December 28, 2019, compared with cash used of $28.8 million for the year ended December 29, 2018, an increase in cash used of $7.3 million. The increase in cash used reflected cash paid of $3.3 million to acquire Sanmark in 2019 and proceeds received of $2.7 million from the sale of businesses and assets in 2018.  Capital expenditures were $32.8 million in 2019, compared with $31.6 million in 2018, mainly related to the expansion of our plant-based beverage capacity, the addition of new automation at our frozen fruit and cocoa processing facilities, and completion of our new organic avocado oil facility.

Cash used in financing activities was $38.8 million for the year ended December 28, 2019, compared with cash provided of $40.0 million for the year ended December 29, 2018, an increase in cash used of $78.8 million. Net borrowings under our line of credit facilities decreased $32.8 million in 2019, compared with an increase of $50.3 million in 2018. This decrease in borrowings reflected the initial application of the net proceeds from the sale of the soy and corn business to repay borrowings under our line of credit facilities, together with the reduction in working capital.

Fiscal 2018 Compared to Fiscal 2017

Net cash and cash equivalents increased $0.0 million to $3.3 million as at December 29, 2018, compared with $3.2 million at December 30, 2017.

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

Cash used in investing activities was $28.8 million for the year ended December 29, 2018, compared with cash used of $40.1 million for the year ended December 30, 2017, a decrease in cash used of $11.3 million. The decrease in cash used mainly reflected a decrease in capital expenditures related to the early buyout of $11.9 million of equipment leases in 2017 associated with the closure of our juice processing facility and exit from flexible resealable pouch operations.

Cash provided by financing activities was $40.0 million for the year ended December 29, 2018, compared with cash provided of $10.6 million for the year ended December 30, 2017, an increase in cash provided of $29.4 million.  Net borrowings under our line of credit facilities increased $50.3 million in 2018, compared with an increase of $22.2 million in 2017, a year-over-year increase in net borrowings of $28.1 million.  This increase in borrowings reflected an increase in working capital requirements ($39.0 million), partially offset by a decrease in capital spending of $9.5 million and repayments of long-term debt of $8.1 million (mainly related to a $7.5 million principal repayment on the Notes in 2017).

Off - Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

SUNOPTA INC.	61	December 28, 2019 10-K

Contractual Obligations

The table below sets out our contractual obligations as at December 28, 2019:

		Payments due by Period
	Total	2020	2021-2022	2023-2024	Thereafter
	$	$	$	$	$
Bank indebtedness(1)	245,536	245,536	—	—	—
Long-term debt	253,270	3,796	237,276	6,280	5,918
Interest on bank indebtedness and long-term debt(2)	71,017	30,290	39,741	728	258
Purchase commitments	221,256	221,256	—	—	—
Operating leases	106,012	17,695	28,476	15,964	43,877
Long-term liabilities	6,297	6,297	—	—	—
Commodity and foreign exchange contracts	(211)	(211)	—	—	—
	903,177	524,659	305,493	22,972	50,053

(1) Includes borrowings of $235.5 million under the revolving facilities of the Global Credit Facility that have terms of six months or less.  Outstanding borrowings under these revolving facilities are repayable in full on March 31, 2022.  Also includes borrowings of $10.0 million under the U.S. Subfacility that are repayable in quarterly instalments of $3.3 million on December 31, 2019, March 31, 2020 and June 30, 2020.

(2) Interest on bank indebtedness is calculated based on scheduled repayments over the periods as indicated, using existing interest rates at December 28, 2019, as disclosed in note 14 to the consolidated financial statements included in Item 15 of this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates.  As at December 28, 2019, we had $245.5 million of variable rate debt, mainly comprised of the Global Credit Facility, and $245.2 million principal amount of fixed rate debt, mainly comprised of the Notes.  A 100 basis-point change in interest rates would have a pre-tax effect of approximately $2.5 million on our earnings and cash flows, based on current outstanding borrowings of variable rate debt, and the fair value of the fixed-rate Notes would increase or decrease by approximately $6.0 million.

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional currency of our Canadian and Mexican operations is the U.S. dollar. The functional currency of our operations located in Europe are principally the euro. For these operations, gains or losses on translation of net assets to U.S. dollars on consolidation are recorded in accumulated other comprehensive loss within shareholders' equity.  We are exposed to foreign exchange rate fluctuations as the financial results of our European subsidiaries are translated into U.S. dollars on consolidation.  A 10% change in the exchange rates for the euro, relative to the U.S. dollar, would affect the carrying value of our net assets by approximately $7.4 million, with a corresponding impact to accumulated other comprehensive loss.

Our operations based in the U.S. have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. The European operations are exposed to various currencies as they purchase product from a wide variety of countries in several currencies and primarily sell into the European market.  It is our intention to hold excess funds in the currency in which the funds are likely to be used, which will from time to time potentially expose us to exchange rate fluctuations when converted into U.S. dollars.  In addition, we enter into forward foreign exchange contracts to reduce exposure to fluctuations in foreign currency exchange rates.  These contracts mature within one year.  As at December 28, 2019, we had open forward foreign exchange contracts with a total notional amount of approximately $19 million, which were marked-to-market resulting in an unrealized loss of $0.1 million.  Assuming an unfavorable 10% change in year-end exchange rates, the unrealized loss would increase by approximately $1.7 million.

SUNOPTA INC.	62	December 28, 2019 10-K

Commodity risk

We enter into commodity futures contracts to hedge our organic cocoa and coffee positions in an effort to minimize price fluctuations.  As at December 28, 2019, we had net open contracts to sell 3,210 metric tons ("MT") of cocoa and 306 MT of coffee, which were marked-to-market resulting in an unrealized gain of $0.3 million.  Assuming a 10% increase in the commodity prices for cocoa and coffee, the unrealized gain would decrease by approximately $0.9 million.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements required by this item are set forth immediately following the signature page to this Form 10-K beginning on page F1 and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

SUNOPTA INC.	63	December 28, 2019 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2019.

Management's Annual Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2019. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of December 28, 2019, based on those criteria.

The effectiveness of our internal control over financial reporting as of December 28, 2019 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, that also audited our consolidated financial statements for the year ended December 28, 2019, as stated in their reports which appear herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	64	December 28, 2019 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on Internal Control over Financial Reporting

We have audited SunOpta Inc.'s internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunOpta Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada
February 27, 2020

SUNOPTA INC.	65	December 28, 2019 10-K

Item 9B.  Other Information

None.

SUNOPTA INC.	66	December 28, 2019 10-K

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2019 (the "2020 Proxy Statement").

Item 11.  Executive Compensation

The information required under this item is incorporated herein by reference from the 2020 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated herein by reference from the 2020 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2020 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2020 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are being filed as part of this annual report.

1. Financial Statements.  See "Index to Consolidated Financial Statements" set forth on page F1.

2. Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting requirements of the Securities and Exchange Commission are not required or the required information has been included within the financial statements or the notes thereto.

3. Exhibits.  The list of exhibits in the Exhibit Index included in this annual report is incorporated herein by reference.

EXHIBIT INDEX

Exhibits	Description
2.1	Asset Purchase Agreement, dated as of February 22, 2019, by and between Pipeline Foods, LLC and SunOpta Grains and Foods Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 26, 2019).
3.1	Amalgamation of Stake Technology Ltd. and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).
3.2	Certificate of Amendment, dated October 31, 2003, to change the Company's name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to Exhibit 3i(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

SUNOPTA INC.	67	December 28, 2019 10-K

3.3	Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd., dated January 1, 2004 (incorporated by reference to Exhibit 3i(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
3.4	Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. and Kofman-Barenholtz Foods Limited, dated January 1, 2005 (incorporated by reference to Exhibit 3i(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
3.5	Articles of Amalgamation of SunOpta Inc. and 4307623 Canada Inc., dated January 1, 2006 (incorporated by reference to Exhibit 3i(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).
3.6	Articles of Amalgamation of SunOpta Inc., 4208862 SunOpta Food Ingredients Canada Ltd., 4406150 Canada Inc. and 4406168 Canada Inc., dated January 1, 2007 (incorporated by reference to Exhibit 3i(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
3.7	Articles of Amalgamation of SunOpta Inc. and 4460596 Canada Inc., dated January 1, 2008 (incorporated by reference to Exhibit 3i(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
3.8	Amended and Restated By-law No. 14, dated May 27, 2010 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed on July 3, 2014).
3.9	Certificate of Amendment, dated July 10, 2013, to authorize the directors to fix the number of directors to be elected by the shareholders and to appoint one or more directors (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on July 3, 2014).
3.10	By-Law Number 15 of SunOpta Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).
4.1	Form of Certificate representing Common Shares, no par value (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed on September 2, 2011).
4.2	Shareholder Rights Plan Agreement, dated November 10, 2015, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).
4.3	Amended and Restated Shareholder Rights Plan Agreement, dated November 10, 2015, amended and restated as of April 18, 2016, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 20, 2016).
4.4	Amended and Restated Certificate of Incorporation of SunOpta Foods Inc., setting forth the terms of its Series A Preferred Stock, which is exchangeable for Common Shares of SunOpta Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 12, 2016).
4.5	Articles of Amendment of SunOpta Inc., setting forth the terms of its Special Shares, Series 1 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 12, 2016).
4.6	Indenture, dated as of October 20, 2016, among SunOpta Foods, the guarantors named therein and U.S. Bank National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 26, 2016).

SUNOPTA INC.	68	December 28, 2019 10-K

4.7	Form of 9.5% Senior Secured Second Lien Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 26, 2016).
4.8	Second Lien U.S. Security Agreement, dated as of October 20, 2016, among the grantors referred therein and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 26, 2016).
4.9	Second Lien Canadian Security Agreement, dated as of October 20, 2016, among the grantors referred therein and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 26, 2016).
4.10	Amended and Restated Intercreditor Agreement, dated as of October 20, 2016, among Bank of America, N.A. as first lien collateral agent, the Notes Collateral Agent and the grantors referred therein (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 26, 2016).
4.11*	Description of Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.
10.1†	Employee Stock Purchase Plan amended March 4, 2013 (incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 29, 2012).
10.2†	Retiring Allowance Agreement, dated March 8, 2011, between the Company and Jeremy Kendall which terminates and supersedes the Employment Agreement dated October 1, 2001 between the Company and Mr. Jeremy Kendall, as amended (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).
10.3†	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2011).
10.4†	Letter Agreement, dated October 10, 2011, by and between SunOpta Inc. and Robert McKeracher (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011).
10.5	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 2014).
10.6†	Letter Agreement re Terms of Employment, dated October 10, 2011, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended January 3, 2015).
10.7†	Letter Agreement re Amendment of Terms of Employment, dated April 5, 2013, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended January 3, 2015).
10.8†	Letter Agreement re Amendment of Terms of Employment, dated December 30, 2014, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended January 3, 2015).
10.9†	Employment Agreement, dated April 2012, by and between The Organic Corporation B.V. and G.J.M. Versteegh (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended January 3, 2015).
10.10†	Separation Agreement, dated July 6, 2015, between SunOpta Inc. and Steven Bromley (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2015).

SUNOPTA INC.	69	December 28, 2019 10-K

10.11	Commitment Letter, dated July 30, 2015, among SunOpta Inc., SunOpta Foods Inc., Bank of Montreal and BMO Capital Markets Corp. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 3, 2015).
10.12+	Second Lien Loan Agreement, dated October 9, 2015, among SunOpta Inc., as Holdings, SunOpta Foods Inc., as the Borrower, Certain Subsidiaries of SunOpta Inc., as Subsidiary Guarantors and Loan Parties, the Several Lenders from Time to Time Parties Hereto, Bank of Montreal, as Administrative Agent and Collateral Agent, BMO Capital Markets Corp. and Coperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015).
10.13+	Credit Agreement, dated as of February 11, 2016, among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2016).
10.14	Support Agreement dated February 11, 2016, among SunOpta Inc., Wedge Acquisition Inc. and Wedge Acquisition Holdings Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2016).
10.15	Second Amending Agreement, dated October 9, 2015, amending the Seventh Amended and Restated Credit Agreement, among SunOpta Inc. and SunOpta Foods, as Borrowers, Each of the Financial Institutions and Other Entities from Time to Time Parties Thereto, as Lenders, Certain Affiliates of the Borrowers, as Obligors, and Bank of Montreal, as Agent (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended January 2, 2016).
10.16†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit C to the Company's Definitive Proxy Statement on Schedule 14A filed on March 31, 2016).
10.17†	Form of Incentive Stock Option Award Agreement under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).
10.18†	Form of Restricted Stock Unit Award Agreement (Non-Employee Directors) under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).
10.19†	Form of 2016 Performance Share Unit Award Agreement under 2013 Amended Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 2016).
10.20†	Employment Agreement, dated August 18, 2016, by and between SunOpta Inc. and Jill E. Barnett (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).
10.21†	Employment Agreement, dated August 18, 2016, by and between SunOpta Inc. and James P. Gratzek (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).
10.22†	Employment Agreement Amendment, dated August 19, 2016, by and between The Organic Corporation B.V. and G.J.M. Versteegh (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

SUNOPTA INC.	70	December 28, 2019 10-K

10.23	First Amendment, dated as of October 7, 2016, to the Credit Agreement, dated as of February 11, 2016, among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., each of the other borrowers and guarantors party thereto from time to time, the lenders party thereto from time to time, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent under the Dutch, and Bank of America, N.A, as Collateral Agent (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).
10.24	First Amendment, dated as of October 7, 2016, to the Second Lien Loan Agreement, dated as of October 9, 2015, among SunOpta Inc., SunOpta Foods Inc., certain subsidiaries of SunOpta Inc., the several banks and other financial institutions or entities from time to time party thereto, and Bank of Montreal, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).
10.25	Subscription Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 12, 2016).
10.26	Investor Rights Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 12, 2016).
10.27	Exchange and Support Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 12, 2016).
10.28	Voting Trust Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 12, 2016).
10.29†	Letter Agreement, dated November 8, 2016, between Hendrik Jacobs and SunOpta Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on November 15, 2016).
10.30†	Letter Agreement, dated November 8, 2016, between Robert McKeracher and SunOpta Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 15, 2016).
10.31†	Letter Agreement, dated November 8, 2016, between John Ruelle and SunOpta Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 15, 2016).
10.32†	Letter Agreement, dated November 8, 2016, between Gerard Versteegh and SunOpta Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on November 15, 2016).
10.33†	Executive employment Agreement, effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 7, 2017).
10.34†	Restricted Stock Award Agreement, dated effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 7, 2017).

SUNOPTA INC.	71	December 28, 2019 10-K

10.35†	Performance Share Unit Award Agreement, dated effective February 6, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 7, 2017).
10.36	Second Amendment and Joinder, dated September 19, 2017, to the Credit Agreement, dated as of February 11, 2016, among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 22, 2017).
10.37	Consent to Purchase Shares, dated May 6, 2017, among SunOpta Inc., Oaktree Organics, L.P., and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2017).
10.38	Amendment Agreement, dated May 6, 2017, between SunOpta Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., SunOpta Foods Inc. and OCM SunOpta Trustee, LLC. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 8, 2017).
10.39†	Restricted Stock Unit Award Agreement, dated effective March 9, 2017, between SunOpta Inc. and David J. Colo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 13, 2017, as amended).
10.40†	Employment Agreement, dated March 13, 2017, by and between SunOpta Inc. and Robert Duchscher (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017).
10.41†	Employment Agreement, dated April 1, 2017, by and between SunOpta Inc. and Jeffrey Gough (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017).
10.42†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 13, 2017).
10.43†	Form of 2017 Incentive Stock Option Award Agreement under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017).
10.44†	Form of 2017 Restricted Stock Unit Award Agreement under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017).
10.45†	Form of 2017 Performance Share Unit Award Agreement under Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended July 1, 2017).
10.46†	Employment Agreement, effective January 23, 2017, by and between SunOpta Inc. and Patrick McCoy (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).
10.47†	Employment Agreement, effective February 21, 2017, by and between SunOpta Inc. and Michael J. Buick (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).

SUNOPTA INC.	72	December 28, 2019 10-K

10.48†	Employment Agreement, effective March 6, 2017, by and between SunOpta Inc. and Robert S. Grant (incorporated by reference to Exhibit 10.51 to the Company's Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).
10.49†	Employment Agreement, effective April 10, 2017, by and between SunOpta Inc. and Christopher Whitehair (incorporated by reference to Exhibit 10.52 to the Company's Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).
10.50†	Employment Agreement, effective November 1, 2017, by and between SunOpta Inc. and George Miketa (incorporated by reference to Exhibit 10.53 to the Company's Annual Report on Form 10-K for the year ended December 30, 2017, filed on March 1, 2018).
10.51†	Letter Agreement, dated March 28, 2018, between Robert McKeracher and SunOpta Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 30, 2018).
10.52	Third Amendment and Joinder, dated as of October 22, 2018, to the Credit Agreement, dated as of February 11, 2016 (as amended by the First Amendment dated as of October 7, 2016 and as further amended by the Second Amendment and Joinder dated as of September 19, 2017), among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 25, 2018).
10.53†	SunOpta Inc. 2018 Short-Term Incentive Plan (incorporated by reference to Exhibit 10.55 to the Company's Annual Report on Form 10-K for the year ended December 29, 2018).
10.54†	Letter Agreement and Final Release, effective March 5, 2019, between SunOpta Inc. and David Colo (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 11, 2019).
10.55†	Separation Agreement and Full and Final Release, dated March 15, 2019, by and between SunOpta Inc. and John Ruelle (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 9, 2019).
10.56†	Employment Agreement, effective March 29, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2019).
10.57†	Restricted Stock Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 2, 2019).
10.58†	Stock Option Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 2, 2019).
10.59†	Performance Share Unit Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 2, 2019).
10.60†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 19, 2019).

SUNOPTA INC.	73	December 28, 2019 10-K

10.61†	Employment Agreement, dated August 30, 2019, between SunOpta Inc. and Scott E. Huckins (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 5, 2019).
10.62†	Restricted Stock Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 5, 2019).
10.63†	Stock Option Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 5, 2019).
10.64†	Performance Share Unit Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 5, 2019).
10.65†	Separation Agreement and Full and Final Release, dated September 20, 2019, by and between SunOpta Inc. and Robert Grant (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2019).
10.66†	Separation Agreement and Full and Final Release, dated September 30, 2019, by and between SunOpta Inc. and Jeffrey Gough (incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2019).
10.67†	Separation Agreement and Full and Final Release, dated September 30, 2019, by and between SunOpta Inc. and James Gratzek (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2019).
10.68†	Letter Agreement and Final Release, effective November 5, 2019, between SunOpta Inc. and Robert McKeracher (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q filed on November 6, 2019).
10.69+	Restatement Agreement, dated as of January 28, 2020, amending and restating the Credit Agreement, dated as of February 11, 2016 (as amended by the First Amendment dated as of October 7, 2016, Second Amendment and Joinder dated as of September 19, 2017 and as further amended by the Third Amendment and Joinder dated as of October 22, 2018), among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2020).
10.70†*	Separation Agreement and Full and Final Release, dated November 1, 2019, by and between SunOpta Inc. and George Miketa.
21*	List of subsidiaries.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
23.2*	Consent of Deloitte LLP, Independent Registered Public Accounting Firm.
31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

SUNOPTA INC.	74	December 28, 2019 10-K

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

†  Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	75	December 28, 2019 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Scott Huckins
Scott Huckins
Chief Financial Officer

Date: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph D. Ennen Joseph D. Ennen	Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2020
/s/ Scott Huckins Scott Huckins	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2020
/s/ Dean Hollis Dean Hollis	Chair of the Board and Director	February 27, 2020
/s/ Albert Bolles Albert Bolles	Director	February 27, 2020
/s/ Derek Briffett Derek Briffett	Director	February 27, 2020
/s/ Michael Detlefsen Michael Detlefsen	Director	February 27, 2020
/s/ Rebecca Fisher Rebecca Fisher	Director	February 27, 2020
/s/ Katrina Houde Katrina Houde	Director	February 27, 2020
/s/ Leslie Starr Keating Leslie Starr Keating	Director	February 27, 2020
/s/ Brendan Springstubb Brendan Springstubb	Director	February 27, 2020

Item 16. Form 10-K Summary

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to information in the Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SUNOPTA INC.	76	December 28, 2019 10-K

SunOpta Inc.

SUNOPTA INC.	-F1-	December 28, 2019 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunOpta Inc. (the Company) as of December 28, 2019 and December 29, 2018, consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the two years in the period ended December 28, 2019 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2019 and December 29, 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also audited the adjustments described in Note 24 Segmented Information that were applied to restate the 2017 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review or apply any procedures to the 2017 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2017 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-012, Leases (ASC 842).

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

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company's auditor since 2018.

Toronto, Canada
February 27, 2020

SUNOPTA INC.	-F2-	December 28, 2019 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments for the change in reportable segments discussed in Note 24 to the 2019 consolidated financial statements, the consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows of SunOpta Inc. and subsidiaries (the “Company”), for the year ended December 30, 2017, and the related notes (collectively referred to as the “financial statements”) (the 2017 financial statements before the effects of the retrospective adjustments discussed in Note 24 to the 2019 financial statements are not presented herein). In our opinion, the 2017 financial statements, before the effects of the retrospective adjustments for the change in reportable segments discussed in Note 24 to the 2019 financial statements, present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the change in reportable segments discussed in Note 24 to the financial statements, and accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion

/s/ Deloitte LLP

Chartered Professional Accountants
Licensed Public Accountants
Toronto, Canada

February 28, 2018 (February 26, 2019 as to Note 23 to the 2018 financial statements (not presented herein))

We began serving as the Company’s auditor in 2008. In 2018, we became the predecessor auditor.

SUNOPTA INC.	-F3-	December 28, 2019 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$

Revenues (note 2)	1,190,022	1,260,852	1,279,593

Cost of goods sold	1,074,769	1,137,382	1,134,506

Gross profit	115,253	123,470	145,087

Selling, general and administrative expenses	108,340	108,248	127,507
Intangible asset amortization (note 12)	10,971	11,038	11,195
Other expense (income), net (note 18)	(40,048)	2,825	23,660
Goodwill impairment (note 11)	—	81,222	115,000
Foreign exchange loss (gain)	(1,304)	252	5,618

Earnings (loss) before the following	37,294	(80,115)	(137,893)

Interest expense, net (note 14)	34,677	34,406	32,504

Earnings (loss) before income taxes	2,617	(114,521)	(170,397)

Provision for (recovery of) income taxes (note 19)	3,221	(5,378)	(35,829)

Net loss	(604)	(109,143)	(134,568)

Earnings attributable to non-controlling interests	154	62	752

Loss attributable to SunOpta Inc.	(758)	(109,205)	(135,320)

Dividends and accretion on Series A Preferred Stock (note 15)	(8,022)	(7,909)	(7,809)

Loss attributable to common shareholders	(8,780)	(117,114)	(143,129)

Loss per share (note 20)
Basic	(0.10)	(1.34)	(1.66)
Diluted	(0.10)	(1.34)	(1.66)

Weighted-average common shares outstanding (000s) (note 20)
Basic	87,787	87,082	86,355
Diluted	87,787	87,082	86,355

(See accompanying notes to consolidated financial statements)

SUNOPTA INC	-F4-	December 28, 2019 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Loss
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All dollar amounts expressed in thousands of U.S. dollars)

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$

Net loss	(604)	(109,143)	(134,568)

Other comprehensive earnings (loss), net of income taxes
Changes related to cash flow hedges (note 6)
Unrealized gains, net	—	384	1,263
Reclassification of gains to earnings	—	(79)	(1,568)
Net changes related to cash flow hedges	—	305	(305)
Currency translation adjustment	(1,614)	(2,559)	6,184
Other comprehensive earnings (loss), net of income taxes	(1,614)	(2,254)	5,879

Comprehensive loss	(2,218)	(111,397)	(128,689)

Comprehensive earnings attributable to non-controlling interests	144	207	713

Comprehensive loss attributable to SunOpta Inc.	(2,362)	(111,604)	(129,402)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC	-F5-	December 28, 2019 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at December 28, 2019 and December 29, 2018
(All dollar amounts expressed in thousands of U.S. dollars)

	December 28, 2019	December 29, 2018
	$	$

ASSETS
Current assets
Cash and cash equivalents	1,498	3,280
Accounts receivable (note 7)	121,445	132,131
Inventories (note 8)	323,546	361,957
Prepaid expenses and other current assets	35,985	29,024
Current income taxes recoverable	7,480	7,029
Total current assets	489,954	533,421

Property, plant and equipment (note 9)	184,550	171,032
Operating lease right-of-use assets (note 10)	68,433	—
Goodwill (note 11)	28,422	27,959
Intangible assets (note 12)	150,009	160,975
Deferred income taxes (note 19)	—	182
Other assets	1,991	3,169

Total assets	923,359	896,738

LIABILITIES
Current liabilities
Bank indebtedness (note 14)	245,536	280,334
Accounts payable and accrued liabilities (note 13)	133,529	155,371
Customer and other deposits	37	1,445
Income taxes payable	1,272	2,208
Other current liabilities	802	862
Current portion of long-term debt (note 14)	2,987	1,840
Current portion of operating lease liabilities (note 10)	17,215	—
Current portion of long-term liabilities	4,286	4,286
Total current liabilities	405,664	446,346

Long-term debt (note 14)	242,204	227,023
Operating lease liabilities (note 10)	52,020	—
Long-term liabilities	2,011	2,079
Deferred income taxes (note 19)	9,027	8,149
Total liabilities	710,926	683,597

Series A Preferred Stock (note 15)	82,524	81,302

EQUITY
SunOpta Inc. shareholders' equity
Common shares, no par value, unlimited shares authorized,
88,089,733 shares issued (December 29, 2018 - 87,423,280) (note 16)	318,456	314,357
Additional paid-in capital	35,767	31,796
Accumulated deficit	(214,931)	(206,151)
Accumulated other comprehensive loss	(11,271)	(9,667)
	128,021	130,335
Non-controlling interests	1,888	1,504
Total equity	129,909	131,839

Total equity and liabilities	923,359	896,738

Commitments and contingencies (note 23)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC	-F6-	December 28, 2019 10-K

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All dollar amounts expressed in thousands of U.S. dollars)

				Retained	Accumulated
			Additional	earnings	other com-	Non-
			paid-in	(accumu-	prehensive	controlling
	Common shares		capital	lated deficit)	loss	interests	Total
	000s	$	$	$	$	$	$

Balance at December 31, 2016	85,744	300,426	25,522	53,838	(13,104)	2,731	369,413

Employee share purchase plan	61	409	—	—	—	—	409
Stock incentive plan	952	8,064	(3,439)	—	—	—	4,625
Stock-based compensation	—	—	5,709	—	—	—	5,709
Dividends on Series A Preferred Stock (note 15)	—	—	—	(6,800)	—	—	(6,800)
Accretion on Series A Preferred Stock (note 15)	—	—	—	(1,009)	—	—	(1,009)
Net loss	—	—	—	(135,320)	—	752	(134,568)
Currency translation adjustment	—	—	—	—	6,223	(39)	6,184
Cash flow hedges, net of income taxes of $130 (note 6)	—	—	—	—	(305)	—	(305)
Acquisition of non-controlling interests	—	—	214	—	(82)	(1,869)	(1,737)

Balance at December 30, 2017	86,757	308,899	28,006	(89,291)	(7,268)	1,575	241,921

Employee share purchase plan	112	630	—	—	—	—	630
Stock incentive plan	554	4,828	(3,517)	—	—	—	1,311
Withholding taxes on stock-based awards	—	—	(632)	—	—	—	(632)
Stock-based compensation	—	—	7,939	—	—	—	7,939
Dividends on Series A Preferred Stock (note 15)	—	—	—	(6,800)	—	—	(6,800)
Accretion on Series A Preferred Stock (note 15)	—	—	—	(1,109)	—	—	(1,109)
Net loss	—	—	—	(109,205)	—	62	(109,143)
Currency translation adjustment	—	—	—	—	(2,704)	145	(2,559)
Cash flow hedges, net of income taxes of $130 (note 6)	—	—	—	—	305	—	305
Dividends paid by subsidiary to non- controlling interest	—	—	—	—	—	(278)	(278)
Cumulative effect of adoption of new revenue accounting standard	—	—	—	254	—	—	254

Balance at December 29, 2018	87,423	314,357	31,796	(206,151)	(9,667)	1,504	131,839

Employee share purchase plan	185	475	—	—	—	—	475
Stock incentive plan	482	3,624	(3,120)	—	—	—	504
Withholding taxes on stock-based awards	—	—	(394)	—	—	—	(394)
Stock-based compensation	—	—	7,485	—	—	—	7,485
Dividends on Series A Preferred Stock (note 15)	—	—	—	(6,800)	—	—	(6,800)
Accretion on Series A Preferred Stock (note 15)	—	—	—	(1,222)	—	—	(1,222)
Net loss	—	—	—	(758)	—	154	(604)
Currency translation adjustment	—	—	—	—	(1,604)	(10)	(1,614)
Capital contribution to majority-owned subsidiary	—	—	—	—	—	271	271
Dividend paid by subsidiary to non- controlling interest	—	—	—	—	—	(31)	(31)

Balance at December 28, 2019	88,090	318,456	35,767	(214,931)	(11,271)	1,888	129,909

(See accompanying notes to consolidated financial statements)

SUNOPTA INC	-F7-	September 28, 2019 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All dollar amounts expressed in thousands of U.S. dollars)

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$

CASH PROVIDED BY (USED IN)
Operating activities
Net loss	(604)	(109,143)	(134,568)
Items not affecting cash:
Depreciation and amortization	33,952	32,788	32,824
Amortization of debt issuance costs (note 14)	2,721	2,536	2,825
Deferred income taxes (note 19)	1,060	(7,390)	(27,899)
Stock-based compensation (note 17)	7,485	7,939	5,709
Unrealized loss (gain) on derivative instruments (note 6)	(410)	465	(631)
Gain on sale of business (note 4)	(44,027)	—	—
Goodwill impairment (note 11)	—	81,222	115,000
Impairment of long-lived assets (note 18)	—	409	18,193
Fair value of contingent consideration (note 18)	—	(2,635)	371
Reserve for notes receivable (note 18)	—	2,232	—
Other	(263)	(197)	9
Changes in non-cash working capital, net of businesses acquired or sold (note 21)	9,895	(19,367)	19,630
Net cash flows from operating activities	9,809	(11,141)	31,463

Investing activities
Net proceeds from sale of businesses (note 4)	63,324	1,236	307
Purchases of property, plant and equipment	(32,764)	(31,603)	(41,139)
Acquisition of business, net of cash acquired (note 3)	(3,341)	—	—
Proceeds from sale of assets	—	1,437	2,385
Acquisition of non-controlling interests	—	—	(1,737)
Other	—	159	62
Net cash flows from investing activities	27,219	(28,771)	(40,122)

Financing activities
Increase (decrease) under line of credit facilities (note 14)	(32,795)	50,275	22,170
Borrowings under long-term debt (note 14)	3,230	2,029	5,176
Repayment of long-term debt (note 14)	(2,746)	(1,810)	(9,959)
Payment of cash dividends on Series A Preferred Stock (note 15)	(6,800)	(6,800)	(6,691)
Payment of contingent consideration	—	(4,399)	(4,330)
Proceeds from the exercise of stock options and employee share purchases (note 17)	585	1,309	5,034
Dividends paid by subsidiary to non-controlling interest	(31)	(278)	—
Payment of debt issuance costs	(412)	—	(442)
Other	206	(292)	(390)
Net cash flows from financing activities	(38,763)	40,034	10,568

Foreign exchange gain (loss) on cash held in a foreign currency	(47)	(70)	68

Increase (decrease) in cash and cash equivalents during the year	(1,782)	52	1,977

Cash and cash equivalents - beginning of the year	3,280	3,228	1,251

Cash and cash equivalents - end of the year	1,498	3,280	3,228

Non-cash investing and financing activities (notes 10 and 21)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F8-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of SunOpta Inc. and those of its wholly-owned and majority-owned subsidiaries (collectively, the "Company" or "SunOpta") and have been prepared by the Company in United States ("U.S.") dollars and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated on consolidation.

As described in note 24, in the fourth quarter of 2019, the Company changed its segment reporting to reflect changes to its operating structure. All segment information presented in these consolidated financial statements for the current and comparative fiscal years has been restated to reflect the new segment reporting structure.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2019, 2018 and 2017 were each 52-week periods ending on December 28, 2019, December 29, 2018 and December 30, 2017, respectively. Fiscal year 2020 will be a 53-week period ending on January 2, 2021, with quarterly periods ending on March 28, June 27, and September 26, 2020.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Areas involving significant estimates and assumptions include: allowances for doubtful accounts; inventory reserves; income tax liabilities and assets, and related valuation allowances; provisions for loss contingencies related to claims and litigation; allocation of the purchase price of acquired businesses; fair value of contingent consideration liabilities; useful lives of property, plant and equipment and intangible assets; expected lease terms and discount rates in measuring lease assets and liabilities; expected future cash flows used in evaluating long-lived assets for impairment; and reporting unit fair values in testing goodwill for impairment. The estimates and assumptions made require judgment on the part of management and are based on the Company's historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the general business environment changes.

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

Financial Instruments

The Company's financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, derivative instruments, accounts payable and accrued liabilities, and customer and other deposits. Cash and cash equivalents and derivative instruments are measured at fair value each reporting period. The fair values of the remaining financial instruments approximate their carrying values due to their short-term maturities.

The Company's financial instruments exposed to credit risk include cash equivalents, accounts receivable and derivative instruments. The Company places its cash and cash equivalents with institutions of high creditworthiness. To limit the credit risk associated with derivative instruments, the Company contracts with counterparties that are highly-rated financial institutions. The Company's trade accounts receivable are not subject to a high concentration of credit risk. The Company routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. The Company maintains an allowance for doubtful accounts based on the expected collectability of the accounts receivable.

SUNOPTA INC.	-F9-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
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

Foreign Currency Translation

The assets and liabilities of the Company's operations having a functional currency other than the U.S. dollar are translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average rate for the reporting period for revenue and expense items. The cumulative currency translation adjustment is recorded as a component of accumulated other comprehensive income in shareholders' equity. Foreign currency gains and losses related to the remeasurement of the Company's Mexican operation into its U.S. dollar functional currency are recognized in earnings.

Exchange gains and losses on transactions occurring in a currency other than an operation’s functional currency are recognized in earnings.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less.

Accounts Receivable

Accounts receivable includes trade receivables that are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is an estimate of the amount of probable credit losses in existing accounts receivable. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. As at December 28, 2019 and December 29, 2018, no customer's balance represented 10% or more of the Company's consolidated trade receivables balance.

Inventories

Inventories (excluding commodity grains) are valued at the lower of cost and net realizable value. Shipping and handling costs are included in cost of goods sold on the consolidated statements of operations.

As at December 29, 2018, inventories of commodity grains owned by the Company's former soy and corn business (see note 4) were valued based on quoted market prices.

SUNOPTA INC.	-F10-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
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

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment in the fourth quarter of each fiscal year. The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company elects to quantitatively assess goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, the Company estimates the fair value of each of its reporting units. Goodwill impairment charges are recognized based on the excess of a reporting unit's carrying amount over its fair value. The fair values of the reporting units are determined using an income approach (discounted cash flow method). The results of the Company annual impairment tests for goodwill are described in note 11.

Intangible Assets

The Company's finite-lived intangible assets consist of customer relationships, patents and trademarks, and other intangible assets. These intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

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

Derivative Instruments

The Company is exposed to fluctuations in commodity prices and foreign currency exchange. The Company utilizes certain derivative financial instruments to enhance its ability to manage these risks, including exchange-traded commodity futures and forward foreign exchange contracts. Derivative instruments are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

All derivative instruments are recognized on the consolidated balance sheets at fair value. Changes in the fair value of derivative instruments are recorded in earnings or other comprehensive earnings, based on whether the instrument is designated as part of a hedge transaction. Gains or losses on derivative instruments reported in accumulated other comprehensive income are reclassified to earnings in the period in which earnings are affected by the underlying hedged item. The ineffective portion of all hedges is recognized in earnings in the current period. As at December 28, 2019, the Company utilized the following derivative instruments to manage commodity and foreign currency risks:

SUNOPTA INC.	-F11-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

  Exchange-traded commodity futures contracts to economically hedge its exposure to price fluctuations on cocoa and coffee transactions to the extent considered practicable for minimizing risk from market price fluctuations. Futures contracts used for economical hedging purposes are purchased and sold through regulated commodity exchanges in the U.S. However, inventories may not be completely hedged, due in part to the Company's assessment of its exposure from expected price fluctuations. All futures contracts are marked-to-market, with gains and losses on these contracts included in cost of goods sold on the consolidated statements of operations.

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

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional income tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts income tax expense to reflect the Company's ongoing assessments of such matters, which requires judgment and can materially increase or decrease its effective rate as well as impact operating results. The evaluation of tax positions taken or expected to be taken in a tax return is a two-step process, whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority.

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

SUNOPTA INC.	-F12-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
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

Recent Accounting Pronouncements

Adoption of New Accounting Standards

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases" ("ASC Topic 842"), which amends various aspects of legacy accounting guidance for leases, including the recognition of right-of-use assets and lease liabilities for leases classified as operating leases. The Company adopted ASC Topic 842 on a modified retrospective basis beginning the first quarter of 2019, and elected the transition option not to apply the new guidance, including disclosure requirements, in comparative reporting periods. Upon adoption, the Company also elected to apply the practical expedients available under the standard to not reassess its prior conclusions about lease identification, lease classification and initial direct costs. As a result, the adoption of ASC Topic 842 did not result in any cumulative-effect adjustment to the Company's opening accumulated deficit. The adoption of the new guidance resulted in the recognition of operating lease right-of-use assets and lease liabilities on the Company's consolidated balance sheet as at December 28, 2019, while the accounting for finance leases remained unchanged. The new guidance did not have any impact on the consolidated results of operations or cash flows of the Company for the year ended December 28, 2019.

See note 10 for additional disclosures under ASC Topic 842.

SUNOPTA INC.	-F13-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Recently Issued Accounting Standards, Not Adopted as at December 28, 2019

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

2. Revenue

The Company procures, processes and sells organic and non-GMO ingredients, and processes and packages plant-based and fruit-based foods and beverages. The Company's customers include retailers, foodservice operators, branded food companies and food manufacturers.

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which is upon the transfer of control of the contracted goods. Except for goods sold under bill-and-hold arrangements, control is transferred when title and physical possession of the product has transferred to the customer, which is at the point in time that product is shipped from the Company's facilities or delivered to a specified destination, depending on the terms of the contract, and the Company has a present right to payment. Under bill-and-hold arrangements - whereby the Company bills a customer for product to be delivered at a later date - control typically transfers when the product is ready for physical transfer to the customer, and the Company has a present right to payment.

A performance obligation is a promise within a contract to transfer distinct goods to the customer. A contract with a customer may involve multiple products and/or multiple delivery dates, with the transfer of each product at each delivery date being considered a distinct performance obligation, as each of the Company's products has standalone utility to the customer. In these cases, the contract's transaction price is allocated to each performance obligation based on relative standalone selling prices, and recognized as revenue when each individual product is transferred to the customer. Other promises in the contract-for example, the promise to provide quality assurance testing to ensure the product meets specification and is fit for its intended use-are not separable from the promise to deliver goods and are therefore not considered distinct.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods. Consideration is typically determined based on a fixed unit price for the quantity of product transferred. Certain contracts may give rise to an element of variable consideration in the form of rebates or discounts. For contracts involving variable consideration, the Company estimates the transaction price based on the amount of consideration to which it expects to be entitled. These estimates are determined based on historical experience and the expected outcome of the variable consideration, and are updated as new information becomes available, including actual claims paid, which indicate an estimate is not indicative of the expected results. Changes to these estimates are recorded in the period the adjustment is identified. The Company does not typically grant customers a general right of return for goods transferred, but will generally accept returns of product for quality-related issues. The cost of satisfying this promise of quality is accounted for as an assurance-type warranty obligation rather than variable consideration. The Company's contracts do not typically include any significant payment terms, as payment is normally due shortly after the time of transfer.

Within the Company's Global Ingredients segment, arrangements with customers are in the form of written sales contracts, specifying the quantity and timing of goods to be delivered. The duration of these sales contracts is typically one year or less based on crop-year cycles, and may involve multiple delivery dates over the course of the contract. The Company has elected not to disclose the value of remaining performance obligations for contracts with an original duration of one year or less. Some contracts may extend beyond one year; however, for these contracts, the Company expects to satisfy substantially all of the remaining performance obligations within the next 12 months. For contracts involving the delivery of raw material ingredients, the Company evaluated whether it is acting as the principal (whereby revenues are reported on a gross basis) or agent (whereby revenues are reported on a net basis). The Company determined that for these contracts it is the principal, since the Company is primarily responsible for fulfilling the promise to deliver the goods to customers. That is, the Company controls access to the goods through purchase commitments with selected suppliers, and bears responsibility and potential financial risk for quality-related issues related to the delivered product. In addition, the Company has discretion in establishing prices for the product.

SUNOPTA INC.	-F14-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Within the Company's Plant-Based and Fruit-Based Foods and Beverages segments, contracts are typically represented by short-term, binding purchase orders from customers, identifying the quantity and pricing for products to be transferred. Customer orders may be issued under long-term master supply arrangements. On their own, these master supply arrangements are typically not considered contracts for purposes of revenue recognition, as they do not create enforceable rights and obligations regarding the quantity, pricing or timing of goods to be transferred (for example, by imposing minimum purchase obligations on the part of the customer). Certain master supply arrangements provide for the transfer of product on a bill-and-hold basis at the specific request of the customer. Goods are produced under these bill-and-hold arrangements to meet individual customer specifications, and, therefore, are identifiable as belonging to the customer and cannot be directed to another customer.

The timing of the Company's revenue recognition, customer billings and cash collections, does not result in significant unbilled receivables (contract assets) or customer advances (contract liabilities) on the consolidated balance sheet. Contract costs, such as sales commissions, are generally expensed as incurred given the short-term nature of the associated contracts.

The following table presents a disaggregation of the Company's revenues based on categories used by the Company to evaluate sales performance:

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Global Ingredients
Organic and non-GMO ingredients	394,880	403,988	367,209
Premium juice	73,546	72,892	76,621
Soy and corn	10,346	104,427	112,336
Total Global Ingredients	478,772	581,307	556,166

Plant-Based Foods and Beverages
Beverages and broths	286,381	244,888	217,285
Plant-based ingredients	22,944	14,788	14,904
Sunflower and roasted snacks	52,073	51,297	57,383
Flexible resealable pouch and nutrition bar products	—	3,103	53,142
Total Plant-Based Foods and Beverages	361,398	314,076	342,714

Fruit-Based Foods and Beverages
Frozen fruit	258,298	271,417	283,657
Fruit-based ingredients	47,762	50,830	61,715
Fruit snacks	43,792	43,222	35,341
Total Fruit-Based Foods and Beverages	349,852	365,469	380,713

Total revenues	1,190,022	1,260,852	1,279,593

3. Business Acquisition

On April 1, 2019, the Company acquired 100% of the outstanding shares of Sanmark B.V. ("Sanmark") for $3.3 million, net of cash acquired, which was financed through existing credit facilities.  Sanmark is a sourcing and trading business focused on organic oils for the food, pharmacy, and cosmetic industries. Sanmark sources raw materials globally and generates most of its sales in the European and Asia-Pacific markets.  Net assets acquired comprised working capital of $1.1 million and goodwill of $2.2 million.  The goodwill recognized is attributable to operating synergies expected to result from combining the operations of Sanmark with the existing organic oils business unit within the Company's international organic ingredients operations, in addition to the opportunity to introduce the Company's existing organic oils portfolio to new customers and markets, and the ability to leverage the expertise within the Sanmark organization to grow the combined organic oils program.  The operations of Sanmark have been integrated into the consolidated organic ingredients operations of the Company's subsidiary in the Netherlands.  The results of operations of Sanmark are included in the Company's consolidated financial statements from the date of acquisition and are reported within the Global Ingredients segment.  The revenues and earnings of Sanmark since the date of acquisition were not material to the results of operations of Global Ingredients or the Company.

SUNOPTA INC.	-F15-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

4.  Sale of Soy and Corn Business

On February 22, 2019, the Company's subsidiary, SunOpta Grains and Foods Inc., completed the sale of its specialty and organic soy and corn business to Pipeline Foods, LLC ("Pipeline Foods") for $66.5 million, subject to certain post-closing adjustments. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of the Company's Global Ingredients segment. The business included five facilities located in Hope, Minnesota, Blooming Prairie, Minnesota, Ellendale, Minnesota, Moorhead, Minnesota, and Cresco, Iowa. The net proceeds from this transaction were initially used to repay borrowings under the Company's Global Credit Facility (see note 14).

The Company recognized a net gain on sale of the soy and corn business, which was recognized in other income, as follows:

$
Cash consideration	66,500
Post-closing adjustments	(1,348)
Transaction and related costs	(1,828)
Net proceeds	63,324

Current assets	22,810
Property, plant and equipment	8,423
Goodwill	1,526
Current liabilities	(13,462)
Net assets sold	19,297

Pre-tax gain on sale	44,027

As the soy and corn business did not qualify for presentation as discontinued operations, operating results for this business prior to February 22, 2019 were reported in continuing operations on the consolidated statements of operations for the current and comparative periods.  For the period ended February 22, 2019, the soy and corn business generated revenues of $10.3 million and reported a loss before income taxes of $0.2 million.  For the years ended December 29, 2018 and December 30, 2017, the soy and corn business generated revenues of $104.4 million and $112.3 million, respectively, and reported earnings before income taxes of $6.8 million and $8.9 million, respectively.  The reported pre-tax results exclude management fees charged by Corporate Services and do not reflect other cost reduction measures associated with the sale of the soy and corn business that were taken in connection with the Value Creation Plan (see note 5).

5. Value Creation Plan

Overview

In 2016, the Company established a Value Creation Plan with the objective of maximizing the Company's ability to deliver long-term value to its shareholders. Since 2016, the Company has identified and implemented a series of measures under the Value Creation Plan, including the sale of the soy and corn business (as described in note 4). In 2019, the Company appointed a new Chief Executive Officer ("CEO") and new Chief Financial Officer ("CFO") to continue to drive the Value Creation Plan. Actions taken in 2019 included a workforce reduction program affecting approximately 30 employees, including certain executive officers and members of senior management, and the Company initiated a plan to consolidate certain of the Company's corporate office functions in Edina, Minnesota. Prior to 2019, measures taken under the Value Creation Plan have included the consolidation of the Company's roasted snack operations and related disposal of its former roasting facility in Wahpeton, North Dakota, in 2018; the exit from flexible resealable pouch and nutrition bar product lines and operations initiated in 2017; and the closure of the Company's juice processing facility in San Bernardino, California, in 2016. In addition, the Company has made a series of organizational changes within its management and executive teams, including new leadership additions to many corporate, commercial and operational functions. The Company also added new employees in the areas of quality, food safety, sales, marketing, operations and engineering, and made capital investments at several of its manufacturing facilities to enhance food safety and production efficiencies.

SUNOPTA INC.	-F16-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Costs Incurred Under the Value Creation Plan

The following table summarizes costs incurred under the Value Creation Plan for each of the three years in the period ended December 28, 2019:

	(a)	(b)	(c)
		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
2019
Balance payable, beginning of year	477	436	—	913
Costs incurred and charged to expense	308	7,988	1,353	9,649
Cash payments, net	(584)	(8,529)	(1,353)	(10,466)
Non-cash adjustments	—	4,131	—	4,131
Balance payable, end of year(1)	201	4,026	—	4,227

2018
Balance payable (receivable), beginning of year	(700)	4,427	—	3,727
Costs incurred and charged to expense	1,364	600	410	2,374
Cash receipts (payments), net	1,068	(4,591)	(410)	(3,933)
Non-cash adjustments	(1,255)	—	—	(1,255)
Balance payable, end of year(1)	477	436	—	913

2017
Balance payable, beginning of year	—	1,803	1,657	3,460
Costs incurred and charged to expense	21,766	11,618	16,528	49,912
Cash payments, net	(10,746)	(9,683)	(18,185)	(38,614)
Non-cash adjustments	(11,720)	689	—	(11,031)
Balance payable (receivable), end of year	(700)	4,427	—	3,727

(1)  Balance payable was included in accounts payable and accrued liabilities on the consolidated balance sheets.

(a) Asset impairments and facility closure costs

For the year ended December 28, 2019, costs incurred included costs to dismantle and move equipment from the Company's former soy extraction facility in Heuvelton, New York, which was closed in December 2016. As at December 28, 2019, the balance payable represented the remaining lease obligation related to the Company's former nutrition bar facility, which extends until December 2020.

For the year ended December 29, 2018, costs incurred included an accrual for the remaining lease payments (net of sublease rentals) related to the vacated nutrition bar facility, and a loss on the disposal of the Company's Wahpeton, North Dakota, roasting facility. Net cash receipts included net proceeds on the sale of the roasting facility of $0.7 million and proceeds on the sale of nutrition bar equipment of $0.7 million.

SUNOPTA INC.	-F17-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

For the year ended December 30, 2017, costs incurred included an asset impairment loss of $3.7 million related to the closure of the Company's juice processing facility, and closure costs of $0.6 million incurred by the Company for rent and maintenance of the facility prior to its disposal. In addition, costs incurred included asset impairment losses related to the exits from flexible resealable pouch and nutrition bar operations of $16.1 million, and consolidation of the Company’s roasted snack operations of $1.3 million. Cash payments in 2017 related to the early buy-out of equipment leases related to exited operations, net of proceeds on the disposal of those assets.

(b) Employee recruitment, retention and termination costs

For the year ended December 28, 2019, costs incurred included severance benefits related to employee terminations in connection with the workforce reduction program, and cost rationalizations associated with the sale of the soy and corn business, as well as accrued severance benefits for employees affected by the corporate office consolidation. In addition, recruitment, relocation and termination costs were incurred in connection with CEO transition in February 2019 and CFO transition in September 2019. Employee termination costs were recognized net of the reversal of $4.1 million of previously recognized stock-based compensation related to forfeited awards of terminated employees. As at December 28, 2019, the balance payable included accrued severance benefits payable to the Company's former CFO and other corporate office employees in 2020, and payable to certain other former employees through salary continuance extending up to 24 months, as well as accrued retention bonuses for certain employees who remain employed by the Company through specified dates in 2020.

For the years ended December 29, 2018 and December 30, 2017, cost incurred included third-party recruiting fees incurred to identify and retain new employees; reimbursement of relocation costs for new employees; retention and signing bonuses accrued for certain existing and new employees; and severance benefits, net of forfeitures of stock-based awards, and legal costs related to employee terminations.

(c)    Consulting fees and temporary labor costs

Represents the cost for third-party consultants and temporary labor engaged to support the initial design and implementation of the Value Creation Plan, which efforts were substantially completed during 2017, as well as other professional fees incurred in support of other measures subsequently taken under the plan.

The following table summarizes costs incurred since the inception of the Value Creation Plan in 2016 to December 28, 2019:

		Employee
	Asset	recruitment,	Consulting
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Costs incurred and charged to expense	34,960	22,969	22,332	80,261
Cash payments, net	(10,262)	(23,497)	(22,332)	(56,091)
Non-cash adjustments	(24,497)	4,554	—	(19,943)
Balance payable, December 28, 2019	201	4,026	—	4,227

SUNOPTA INC.	-F18-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:
	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Cost of goods sold(1)	—	100	3,189
Selling, general and administrative expenses(2)	3,556	613	22,894
Other expense(3)	6,093	1,661	23,829
	9,649	2,374	49,912

(1)      Inventory write-downs and facility closure costs recorded in cost of goods sold were allocated to Plant-Based Foods and Beverages.

(2)      Consulting/professional fees and temporary labor costs, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.

(3)      For the year ended December 28, 2019, costs recorded in other expense were allocated as follows: Global Ingredients - $0.2 million (December 29, 2018 - $nil; December 30, 2017 - $3.9 million); Plant-Based Foods and Beverages - $0.5 million (December 29, 2018 - $1.4 million; December 30, 2017 - $16.8 million); Fruit-Based Foods and Beverages - $1.0 million (December 29, 2018 - $0.1 million; December 30, 2017 - $1.3 million); and Corporate Services - $4.3 million (December 29, 2018 - $0.2 million; December 30, 2017 - $1.8 million).

6. Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as at December 28, 2019 and December 29, 2018:

	December 28, 2019
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures contracts(1)
Unrealized short-term derivative asset	284	284	—	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	(73)	—	(73)	—

	December 29, 2018
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures and forward contracts(1)
Unrealized short-term derivative asset	620	—	620	—
Unrealized long-term derivative asset	7	—	7	—
Unrealized short-term derivative liability	(581)	(94)	(487)	—
Unrealized long-term derivative liability	(17)	—	(17)	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	583	—	583	—
Inventories carried at market(3)	3,239	—	3,239	—

(1) Commodity futures and forward contracts

As at December 28, 2019, outstanding contracts comprise exchange-traded commodity futures for cocoa and coffee. As at December 29, 2018, outstanding contracts included exchange-traded commodity futures and forward commodity purchase and sale contracts associated with the Company's sold soy and corn business, in addition to cocoa and coffee commodity futures. Exchange-traded futures are fair valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Fair value for forward commodity purchase and sale contracts was estimated based on exchange-quoted prices adjusted for differences in local markets and were classified as level 2.

SUNOPTA INC	-F19-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Exchange-traded commodity futures for cocoa and coffee are used as part of the Company's risk management strategy and represent economic hedges to limit risk related to fluctuations in the price of these commodities. These contracts are not designated as hedges for accounting purposes. Gains and losses on changes in fair value of these contracts are included in cost of goods sold on the consolidated statement of operations. For the year ended December 28, 2019, the Company recognized a gain of $0.4 million (December 29, 2018 - loss of $0.6 million; December 30, 2017 - loss of $0.0 million) related to changes in the fair value of these derivatives. In addition, for the years ended December 29, 2018 and December 30, 2017, the Company recognized gains of $0.1 million and $0.6 million, respectively, related to changes in the fair value of soy and corn futures and forward contracts. On the consolidated balance sheets, unrealized gains on short-term and long-term contracts are included in other current assets and other assets, respectively, and unrealized losses on short-term and long-term contracts are included in other current liabilities and long-term liabilities, respectively.

As at December 28, 2019, the Company had net open futures contracts to sell 3,210 metric tons ("MT") of cocoa (December 29, 2018 - to sell 6,730 MT) and to sell 306 MT (December 29, 2018 - to purchase 85 MT) of coffee.

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

As at December 28, 2019, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €14.5 million ($16.4 million), to sell British pounds to buy euros with a notional value of £0.8 million (€0.9 million), and to sell Swiss francs to buy U.S. dollars with a notional value of CHF 1.2 million ($1.2 million). As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations. For the year ended December 28, 2019, the Company recognized a loss of $0.7 million (December 29, 2018 - gain of $1.6 million; December 30, 2017 - loss of $2.4 million) related to changes in the fair value of these derivatives. Unrealized gains and losses on these contracts are included in accounts receivable and accounts payable, respectively, on the consolidated balance sheets.

From time to time, the Company enters into forward foreign exchange contracts to sell U.S. dollars to buy Mexican pesos. As at December 28, 2019 and December 29, 2018, the Company had no open peso contracts. Prior to December 29, 2018, the Company had designated forward exchange contracts to sell U.S. dollars to buy Mexican pesos as hedging instruments. As a result, effective portion of the gains and losses on changes in the fair value of those contracts was included in other comprehensive earnings and reclassified to cost of goods sold in the same period the hedged transaction affected earnings. For the year ended December 29, 2018, the Company recognized a net gain of $0.5 million (December 30, 2017 - gain of $1.8 million) in other comprehensive earnings related to changes in the fair value of open contracts. For the year ended December 29, 2018, the Company reclassified from other comprehensive earnings to cost of goods sold a realized gain on closed contracts of $0.1 million (December 30, 2017 - gain of $1.4 million). In addition, for the year ended December 30, 2017, the Company reclassified to foreign exchange loss an unrealized gain of $0.9 million related to the ineffective portion of the hedge.

(3) Inventories carried at market

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

SUNOPTA INC.	-F20-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

7. Accounts Receivable

	December 28, 2019	December 29, 2018
	$	$
Trade receivables	122,144	132,301
Product recall-related insurance recoveries(1)	2,421	2,421
Allowance for doubtful accounts	(3,120)	(2,591)
	121,445	132,131

(1)	Represents the remaining expected insurance recoveries related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company in 2016.

The change in the allowance for doubtful accounts provision for the years ended December 28, 2019 and December 29, 2018 is comprised as follows:

	December 28, 2019	December 29, 2018
	$	$
Balance, beginning of year	2,591	2,912
Net additions to provision	1,097	416
Accounts receivable written off, net of recoveries	(552)	(717)
Effects of foreign exchange rate differences	(16)	(20)
Balance, end of year	3,120	2,591

8.  Inventories

	December 28, 2019	December 29, 2018
	$	$
Raw materials and work-in-process	259,658	278,038
Finished goods	75,112	83,225
Company-owned grain(1)	—	10,155
Inventory reserve	(11,224)	(9,461)
	323,546	361,957

(1) Company-owned grain inventories as at December 29, 2018 were included in the sale of the soy and corn business.

The change in the inventory reserve for the years ended December 28, 2019 and December 29, 2018 is comprised as follows:

	December 28, 2019	December 29, 2018
	$	$
Balance, beginning of year	9,461	9,975
Additions to reserve during the year	12,487	12,169
Reserves applied and inventories written off during the year	(10,697)	(12,612)
Effect of foreign exchange rate differences	(27)	(71)
Balance, end of year	11,224	9,461

SUNOPTA INC.	-F21-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Property, Plant and Equipment

The major components of property, plant and equipment as at December 28, 2019 and December 29, 2018 were as follows:

			December 28, 2019
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,254	—	7,254
Buildings	69,770	21,435	48,335
Machinery and equipment	214,608	99,633	114,975
Enterprise software	23,578	12,386	11,192
Office furniture and equipment	11,560	9,383	2,177
Vehicles	2,434	1,817	617
	329,204	144,654	184,550

			December 29, 2018
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,075	—	7,075
Buildings	73,792	24,059	49,733
Machinery and equipment	192,982	94,920	98,062
Enterprise software	20,996	8,878	12,118
Office furniture and equipment	11,505	8,472	3,033
Vehicles	3,191	2,180	1,011
	309,541	138,509	171,032

As at December 28, 2019 property, plant and equipment included construction in process assets of $15.0 million (December 29, 2018 - $19.4 million), which were not being depreciated as they had not yet reached the stage of commercial viability. In addition, as at December 28, 2019, machinery and equipment included equipment under finance leases (see note 10) with a cost of $24.4 million (December 29, 2018 - $10.1 million) and a net book value of $17.9 million (December 29, 2018 - $3.4 million), as well as $5.6 million (December 29, 2018 - $4.9 million) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations related to property, plant and equipment for the year ended December 28, 2019 was $23.0 million (December 29, 2018 - $21.9 million; December 30, 2017 - $21.7 million).

10. Leases

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
SUNOPTA INC.	-F22-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

In 2019, the Company completed the expansion of its Allentown, Pennsylvania, plant-based beverage facility, including the addition of new aseptic processing and packaging equipment under a seven-year finance lease. At the lease commencement date, the Company recognized $14.5 million of right-of-use assets in property, plant and equipment, and a corresponding lease liability in long-term debt. The right-of-use assets are being amortized on a straight-line basis over the term of the lease.

The following tables present supplemental information related to leases recognized in the consolidated financial statements:

December 28, 2019
$
Lease Costs
Operating lease cost	19,321
Finance lease cost
Depreciation of right-of-use assets	1,998
Interest on lease liabilities	286
Sublease income	(476)
Net lease cost	21,129

Total rental expense under operating leases was $22.7 million and $28.0 million for the years ended December 29, 2018 and December 30, 2017, respectively.

December 28, 2019
$
Balance Sheet Classification
Operating leases
Operating lease right-of-use assets	68,433

Current portion of operating lease liabilities	17,215
Operating lease liabilities	52,020
Total operating lease liabilities	69,235

Finance leases
Property, plant and equipment, gross	24,445
Accumulated depreciation	(6,528)
Property, plant and equipment, net	17,917

Current portion of long-term debt	2,493
Long-term debt	13,730
Total finance lease liabilities	16,223

December 28, 2019
$
Cash Flow Information
Cash paid for amounts included in measurement of lease liabilities
Operating cash flows from operating leases	19,534
Operating cash flows from finance leases	286
Financing cash flows from finance leases	1,917

Right-of-use assets obtained in exchange for lease liabilities
Operating leases	2,760
Finance leases	14,549

SUNOPTA INC.	-F23-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

December 28, 2019
Other Information
Weighted-average remaining lease term (years)
Operating leases	5.9
Finance leases	5.9

Weighted-average discount rate(1)
Operating leases	9.2%
Finance leases	4.5%

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

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
2020	17,695	3,168
2021	15,100	3,168
2022	13,376	3,168
2023	8,842	2,572
2024	7,122	2,452
Thereafter	43,877	4,087
Total lease payments	106,012	18,615
Less: imputed interest	(36,777)	(2,392)
Total lease liabilities	69,235	16,223

As at December 28, 2019, the Company did not have any material commitments for right-of-use assets for which the leases had not commenced.

11. Goodwill

In connection with changes to the Company’s segment reporting structure in the fourth quarter of 2019 (see note 24), gross goodwill and accumulated loss balances previously allocated to the Company’s former Consumer Products operating segment were reallocated to the Global Ingredients and Fruit-Based Foods and Beverages operating segments. The net goodwill balance reallocated to Global Ingredients, which relates to the Company’s premium juice program, amounted to $15.1 million as at December 28, 2019, December 29, 2018 and December 30, 2017. The net goodwill balance reallocated to the Fruit-Based Foods and Beverages operating segment, which relates to the Company’s frozen fruit and fruit snacks businesses, amounted to $4.0 million as at December 28, 2019 and December 29, 2018, and $85.2 million as at December 30, 2017.

The following is a summary of changes in goodwill by segment:

		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Total
	$	$	$	$
Balance at December 30, 2017	24,313	—	85,220	109,533
Goodwill impairment	—	—	(81,222)	(81,222)
Foreign exchange	(352)	—	—	(352)
Balance at December 29, 2018	23,961	—	3,998	27,959
Acquisition of Sanmark (see note 3)	2,174	—	—	2,174
Sale of soy and corn business (see note 4)	(1,526)	—	—	(1,526)
Foreign exchange	(185)	—	—	(185)
Balance at December 28, 2019	24,424	—	3,998	28,422

SUNOPTA INC.	-F24-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

For the year ended December 28, 2019, the Company performed a qualitative assessment of goodwill and determined that the fair values of the reporting units with goodwill significantly exceeded their carrying values. As a result, the Company concluded that goodwill was not impaired in 2019.

Based on the results of quantitative testing performed for the years ended December 29, 2018 and December 30, 2017, the Company recognized goodwill impairment charges of  $81.2 million and $115.0 million, respectively, to fully write-off the goodwill that arose from the Company's acquisition of Sunrise Holdings (Delaware), Inc. ("Sunrise") in October 2015. The operations of Sunrise are included in the Fruit-Based Foods and Beverages segment. The goodwill impairment charges reflected lower-than-expected revenues and operating performance for the Sunrise frozen fruit business since the acquisition, reflecting weaker-than-expected consumption trends and lower sales pricing introduced over the preceding two fiscal years to regain or maintain distribution volumes, as well as uncertainty of future revenue growth patterns and gross margin profile due to market conditions and sales pricing limitations. In addition, while the Company had identified certain productivity measures to reduce costs and increase profitability in the business, the ultimate timing and outcome of these measures was not fully certain.

12. Intangible Assets

The major components of intangible assets as at December 28, 2019 and December 29, 2018 were as follows:

			December 28, 2019
	Cost	Accumulated amortization	Net book value
	$	$	$
Customer relationships	210,157	60,173	149,984
Patents, trademarks and other	1,919	1,894	25
	212,076	62,067	150,009

			December 29, 2018
	Cost	Accumulated amortization	Net book value
	$	$	$
Customer relationships	210,845	49,937	160,908
Patents, trademarks and other	1,919	1,852	67
	212,764	51,789	160,975

Total amortization expense included in selling, general and administrative expenses on the consolidated statements of operations related to intangible assets for the year ended December 28, 2019 was $11.0 million (December 29, 2018 - $11.0 million; December 30, 2017 - $11.2 million). Amortization expense associated with intangible assets in each of the next five fiscal years and thereafter will be as follows:

	2020	2021	2022	2023	2024	Thereafter	Total
	$	$	$	$	$	$	$
Amortization expense	10,430	10,112	10,112	10,112	10,112	99,131	150,009

SUNOPTA INC.	-F25-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

13. Accounts Payable and Accrued Liabilities

	December 28, 2019	December 29, 2018
	$	$
Accounts payable	102,896	115,297
Payroll and commissions	15,577	8,817
Accrued product recall-related costs(1)	3,213	3,792
Accrued interest	5,022	5,346
Dividends payable on Series A Preferred Stock (see note 15)	1,700	1,700
Accrued grain liabilities(2)	—	15,322
Other accruals	5,121	5,097
	133,529	155,371
(1)	Represents the provision for remaining unsettled customer claims related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company in 2016.
(2)	Accrued grain liabilities as at December 29, 2018 were included in the sale of the soy and corn business.

14.  Bank Indebtedness and Long-Term Debt

	December 28, 2019	December 29, 2018
	$	$
Bank Indebtedness
Global Credit Facility(1)	241,666	276,776
Bulgarian credit facility(2)	3,870	3,558
	245,536	280,334

Long-Term Debt
Senior Secured Second Lien Notes, net of unamortized debt issuance costs
of $5,094 (December 29, 2018 - $6,472)(3)	218,404	217,026
Finance lease liabilities (see note 10)	16,223	3,706
Asset-backed term loan(4)	4,386	3,103
Other	6,178	5,028
	245,191	228,863
Less: current portion	2,987	1,840
	242,204	227,023

(1) Global Credit Facility

On February 11, 2016, the Company entered into a five-year credit agreement for a senior secured asset-based revolving credit facility with a syndicate of banks in the maximum aggregate principal amount of $350.0 million, subject to borrowing base capacity (the "Global Credit Facility"). The Global Credit Facility is used to support the working capital and general corporate needs of the Company's global operations, in addition to funding future strategic initiatives. The Global Credit Facility also includes borrowing capacity available for letters of credit and provides for borrowings on same-day notice, including in the form of swingline loans.  On January 28, 2020, the Company entered into a restatement agreement, amending and restating the existing credit agreement to, among other things, extend the maturity date of the Global Credit Facility to March 31, 2022.

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates plus an applicable margin. The margin ranges from 0.25% to 0.75% with respect to base rate and prime rate borrowings and from 1.25% to 1.75% for eurocurrency rate and bankers' acceptance rate borrowings. In addition, under the restatement agreement, the margin is increased by an additional 0.50% while the Company's total leverage ratio exceeds a specific threshold.
SUNOPTA INC.	-F26-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

On September 19, 2017, the Company entered into an amendment to the Global Credit Facility to add a $15.0 million U.S. asset-based credit subfacility (the "U.S. Subfacility"). On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility to $20.0  million. Commencing on  March 31, 2019, quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility. Borrowings repaid under the U.S. Subfacility may not be borrowed again. As at December 28, 2019, $10.0 million remained drawn on the U.S. Subfacility.  Borrowings under the U.S. Subfacility bear interest based on various reference rates plus a margin of 3.50%. The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers’ acceptance rate borrowings.

As at December 28, 2019, the weighted-average interest rate on all borrowings under the Global Credit Facility was 3.37%.

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

(3) Senior Secured Second Lien Notes

On October 20, 2016, the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods") issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the "Notes"). As at December 28, 2019, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017. Debt issuance costs are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum. The Notes will mature on October 9, 2022. Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

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
SUNOPTA INC.	-F27-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
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

As at December 28, 2019, the estimated fair value of the outstanding Notes was approximately $230 million, based on quoted prices of the most recent over-the-counter transactions (level 2).

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

Principal repayments of long-term debt are as follows:

$
2020	3,796
2021	9,939
2022	227,337
2023	3,200
2024	3,080
Thereafter	5,918
Total gross repayments	253,270
Less: imputed interest	(2,985)
Less: debt issuance costs	(5,094)
245,191

SUNOPTA INC.	-F28-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of interest expense, net are as follows:

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Interest expense	32,862	32,155	29,771
Amortization of debt issuance costs	2,721	2,536	2,825
Interest income	(906)	(285)	(92)
Interest expense, net	34,677	34,406	32,504

15. Series A Preferred Stock

On October 7, 2016, the Company and SunOpta Foods entered into a subscription agreement (the "Subscription Agreement") with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, the "Investors"). Pursuant to the Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Series A Preferred Stock (the "Preferred Stock") to the Investors for consideration in the amount of $85.0 million. In connection with the issuance of the Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Preferred Stock. At any time on or after October 7, 2021, SunOpta Foods may redeem all of the Preferred Stock for an amount, per share of Preferred Stock, equal to the value of the liquidation preference at such time. The carrying value of the Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to accumulated deficit over the period preceding October 7, 2021. These accretion charges amounted to $1.2 million, $1.1 million and $1.0 million in the years ended December 28, 2019, December 29, 2018 and December 30, 2017, respectively.

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

The Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025 and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. After October 4, 2025, the failure to pay dividends in cash will be an event of non-compliance. The Preferred Stock ranks senior to the shares of common stock of SunOpta Foods with respect to dividend rights and rights on the distribution of assets on any liquidation, winding up or dissolution of the Company or SunOpta Foods. SunOpta Foods paid cash dividends on the Preferred Stock of $6.8 million in years ended December 28, 2019 and December 29, 2018, and $6.7 million in the year ended December 30, 2017. As at December 28, 2019, SunOpta Foods had accrued unpaid dividends of $1.7 million, which were recorded in accounts payable and accrued liabilities on the Company's consolidated balance sheet.

At any time, the Holders may exchange their shares of Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the "Exchange Price" and such quotient, the "Exchange Rate"). As at December 28, 2019, the aggregate shares of Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). SunOpta Foods may cause the Holders to exchange all of the Preferred Stock into a number of Common Shares based on the applicable Exchange Price if (i) fewer than 10% of the shares of Preferred Stock issued on October 7, 2016 remain outstanding, or (ii) on or after October 7, 2019, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Exchange Price.

In connection with the Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 (the "Special Voting Shares") to the Investors, which entitle the Investors to one vote per Special Voting Share on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Voting Shares will be issued, or existing Special Voting Shares will be redeemed, as necessary to ensure that the aggregate number of Special Voting Shares outstanding is equal to the number of shares of Preferred Stock outstanding from time to time multiplied by the Exchange Rate in effect at such time. As at December 28, 2019, 11,333,333 Special Voting Shares were issued and outstanding, which represented an approximate 11.4% voting interest in the Company. The Special Voting Shares are not transferable, and the voting rights associated with the Special Voting Shares will terminate upon the transfer of the Preferred Stock to a third party, other than a controlled affiliate of the Investors. The Investors are entitled to designate up to two nominees for election to the Board of Directors of the Company (the "Board") and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to the Investors maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as the Investors beneficially own or control at least 50% of the Preferred Stock issued on October 7, 2016, including any corresponding Common Shares into which such Preferred Stock are exchanged, the Investors will be entitled to (i) participation rights with respect to future equity offerings of the Company, and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

SUNOPTA INC.	-F29-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

16. Common Shares

The Company is authorized to issue an unlimited number of Common Shares without par value and an unlimited number of special shares without par value.

17. Stock-Based Compensation

Stock Incentive Plan

On May 28, 2013, the Company's shareholders approved the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs") to selected employees and directors of the Company. As at December 28, 2019, 3,876,211 securities remained available for issuance under the 2013 Plan.

For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, gross stock-based compensation expense amounted to $11.6 million $7.9 million and $6.4 million, respectively. For the years ended December 28, 2019 and December 30, 2017, net stock-based compensation expense was $7.5 million and $5.7 million, respectively, taking into account the reversal of $4.1 million and $0.7 million, respectively, of previously recognized stock compensation related to forfeited awards previously granted to employees who were terminated in connection with the Value Creation Plan (see note 5).

Stock Options

Stock options granted to selected employees during the three-year period ended December 28, 2019 vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees or directors on exercise of stock options or purchase of stock is credited to capital stock.

SUNOPTA INC	-F30-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes stock option activity for the year ended December 28, 2019:

						Weighted-
						average
				Weighted-		remaining
				average		contractual		Aggregate
		Stock options		exercise price		term (years)		intrinsic value
Outstanding, beginning of year		2,698,550		$7.76
Granted		12,400		3.57
Exercised		(49,824)		3.27
Forfeited		(617,531)		8.35
Expired	(93,707)	9.51
Outstanding, end of year		1,949,888	$7.57		5.68		$—
Exercisable, end of year		1,370,188		$6.88		4.94		$—

The following table summarizes non-vested stock option activity during the year ended December 28, 2019:

		Weighted-
		average grant-
	Stock options	date fair value
Non-vested, beginning of year	1,433,648	$3.74
Granted	12,400	1.70
Vested	(441,034)	3.08
Forfeited	(425,314)	3.84
Non-vested, end of year	579,700	$4.14

The weighted-average grant-date fair values of all stock options granted in the years ended December 28, 2019, December 29, 2018 and December 30, 2017, were $1.70, $3.31 and $4.12, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted in those years were as follows:

	December 28, 2019	December 29, 2018	December 30, 2017
Grant-date stock price	$3.57	$7.56	$9.29
Dividend yield(1)	0%	0%	0%
Expected volatility(2)	48.6%	41.1%	42.1%
Risk-free interest rate(3)	2.3%	2.9%	2.0%
Expected life of options (years)(4)	5.8	6.0	6.4

(1)	Determined based on expected annual dividend yield at the time of grant.
(2)	Determined based on historical volatility of the Company’s Common Shares over the expected life of the option.
(3)	Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.
(4)

Determined using simplified method, as the Company changed the vesting period of its stock option grants from five years to three years in 2016, and, as a result, historical exercise data may not provide a reasonable basis upon which to estimate expected life.

SUNOPTA INC	-F31-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes stock options outstanding and exercisable as at December 28, 2019:

			Weighted-
			average
			remaining	Weighted-		Weighted-
Exercise price range		Outstanding	contractual life	average exercise	Exercisable	average exercise
Low	High	options	(years)	price	options	price
$3.27	$5.50	325,115	5.76	$3.75	307,715	$3.73
5.51	6.73	469,455	4.64	6.19	469,455	6.19
6.74	8.98	331,610	4.63	7.56	265,498	7.41
8.99	9.79	559,761	7.50	9.44	87,327	9.26
9.80	13.86	263,947	4.93	10.73	240,193	10.80
		1,949,888	5.68	$7.57	1,370,188	$6.88

Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $0.5 million as at December 28, 2019, which will be amortized over a weighted-average remaining vesting period of 0.6 years.

Restricted Stock Units

RSUs granted to employees vest ratably on each of the first through third anniversaries of the grant date. RSUs granted to directors vest 100% on the first anniversary of the grant date. Each vested RSU entitles the employee or director to receive one common share of the Company. The weighted-average grant-date fair values of all RSUs granted in the years ended December 28, 2019, December 29, 2018 and December 30, 2017, were $3.33, $7.65 and $9.18, respectively.

The following table summarizes non-vested RSU activity during the year ended December 28, 2019:

		Weighted-
		average grant-
	RSUs	date fair value
Non-vested, beginning of year	597,837	$8.46
Granted	274,086	3.33
Vested	(331,848)	7.79
Forfeited	(127,062)	8.41
Non-vested, end of year	413,013	$5.64

Total compensation costs related to non-vested RSU awards not yet recognized as an expense was $0.8 million as at December 28, 2019, which will be amortized over a weighted-average remaining vesting period of 0.6 years.

Performance Share Units

For the year ended December 28, 2019, the Company granted a total of 2,846,962 PSUs to certain employees of the Company under its Short-Term Incentive Plan. The vesting of these PSUs was subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2019, and is subject to each employee's continued employment with the Company through April 12, 2020 (the requisite service period). The weighted-average grant-date fair value of the PSUs was estimated to be $3.42 based on the closing prices of the Common Shares on the dates of grant. Each reporting period, the number of PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized.

No PSUs were granted in the year ended December 29, 2018.

SUNOPTA INC	-F32-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

For the year ended December 30, 2017, the Company granted 1,560,535 PSUs to selected employees. The vesting of these PSUs is subject to the satisfaction of certain stock price performance conditions during a three-year performance period ending May 24, 2020. One-third of the PSUs will vest upon achieving a stock price of $11.00, one-third will vest upon achieving a stock price of $14.00, and one-third will vest upon achieving a stock price of $18.00, in each case for 20 consecutive trading days and subject to the employee's continued employment throughout the performance period. Each vested PSU will entitle the employee to receive one common share of the Company without payment of additional consideration. The fair value of the PSUs granted was estimated using a Monte Carlo valuation model, which simulates the potential outcomes for the Company's stock price performance and determines the payouts that would occur under each scenario. Fair value is based on the average of those results. The grant-date weighted-average fair value of the PSUs was determined to be $5.64, based on the following inputs to the valuation model:

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

The following table summarizes non-vested PSU activity during the year ended December 28, 2019:

			Weighted-
			average grant-
		PSUs	date fair value
Non-vested, beginning of year		1,361,896	$5.60
Granted	2,846,962	3.42
Forfeited or cancelled		(1,272,743)	4.23
Non-vested, end of year		2,936,115	$4.08

Total compensation costs related to non-vested PSU awards not yet recognized as an expense was $1.9 million as at December 28, 2019, which will be amortized over a weighted-average remaining vesting period of 0.3 years.

Chief Executive Officer

On April 1, 2019, Joseph D. Ennen was appointed CEO of the Company. In connection with his appointment, the Company granted Mr. Ennen options to purchase 960,061 Common Shares, 512,619 RSUs (of which 215,000 were issued to equal the number of Common Shares purchased by Mr. Ennen on the open market within the 60-day period after his employment began) and 1,785,714 PSUs. The stock options vest on April 1, 2022, subject to Mr. Ennen's continued employment during the vesting period, and expire on April 1, 2029. Each vested stock option will entitle Mr. Ennen to purchase one Common Share at an exercise price of $3.36, which was equal to the closing price of the Common Shares on April 1, 2019. The RSUs vest in three equal annual installments beginning on April 1, 2020, and each vested RSU will entitle Mr. Ennen to receive one Common Share of the Company.

The vesting of 892,857 of the PSUs granted is subject to the Company achieving annual adjusted EBITDA thresholds during fiscal years 2019 through 2022, as follows: 297,619 PSUs will vest upon the Company achieving annual adjusted EBITDA of $80 million, another 297,619 will vest upon the Company achieving annual adjusted EBITDA of $110 million, and the final 297,619 will vest upon the Company achieving annual adjusted EBITDA of $140 million, and subject to Mr. Ennen's continued employment with the Company through the end of the fiscal year during which the adjusted EBITDA performance condition is achieved. The vesting of the other 892,857 PSUs that were granted is subject to the Common Shares achieving certain volume-weighted average trading prices during a performance period commencing on April 1, 2019 and ending on December 31, 2022, as follows: 297,619 PSUs will vest upon achieving a trading price of $5.00 per share, another 297,619 will vest upon achieving a trading price of $9.00 per share, and the final 297,619 will vest upon achieving a trading price of $14.00 per share, in each case for 20 consecutive trading days, and subject to Mr. Ennen's continued employment with the Company through the date the stock price performance condition is achieved. Each vested PSU will entitle Mr. Ennen to receive one Common Share without payment of additional consideration.

SUNOPTA INC	-F33-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The weighted-average grant-date fair values of the RSUs and PSUs subject to the adjusted EBITDA performance condition were estimated to be $3.46 and $3.36, respectively, based on the closing price of Common Shares on the dates of grant. A grant-date fair value of $1.68 was estimated for the stock options using the Black-Scholes option pricing model, and a weighted-average grant-date fair value of $1.77 was estimated for the PSUs subject to the stock price performance condition using a Monte Carlo valuation model. The following table summarizes the inputs to the Black-Scholes option-pricing and Monte Carlo valuation models:

	Stock Options	PSUs
Grant-date stock price	$3.36	$3.36
Exercise price	$3.36	NA
Dividend yield	0%	0%
Expected volatility(1)	47.9%	55.7%
Risk-free interest rate(2)	2.4%	2.3%
Expected life (in years)(3)	6.5	1.8

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

The aggregate grant-date fair value of the stock options, RSUs and PSUs awarded to Mr. Ennen was determined to be $8.0 million, which will be recognized on a straight-line basis over the vesting period for the stock options and RSUs and the derived service period for the PSUs.  Each reporting period, the number of PSUs subject to the adjusted EBITDA performance condition that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of those PSUs is amortized over the remaining service period less amounts previously recognized. Total compensation costs related to Mr. Ennen's non-vested equity awards not yet recognized as an expense was $5.7 million as at December 28, 2019, which will be amortized over a weighted-average remaining vesting period of 2.4 years.

Chief Financial Officer

On September 3, 2019, Scott Huckins was appointed CFO of the Company. In connection with his appointment, the Company granted Mr. Huckins options to purchase 262,182 Common Shares, 327,819 RSUs (of which 154,500 were issued to equal the number of Common Shares purchased by Mr. Huckins on the open market prior to December 12, 2019) and 346,638 PSUs. The stock options vest on September 3, 2022, subject to Mr. Huckins' continued employment during the vesting period, and expire on September 3, 2029. Each vested stock option will entitle Mr. Huckins to purchase one Common Share at an exercise price of $2.38, which was equal to the closing price of the Common Shares on September 3, 2019. The RSUs vest in three equal annual installments beginning on September 3, 2020, and each vested RSU will entitle Mr. Huckins to receive one Common Share of the Company.

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
SUNOPTA INC	-F34-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The weighted-average grant-date fair values of the RSUs and PSUs subject to the adjusted EBITDA performance condition were estimated to be $2.45 and $2.38, respectively, based on the closing price of Common Shares on the dates of grant. A grant-date fair value of $1.18 was estimated for the stock options using the Black-Scholes option pricing model, and a weighted-average grant-date fair value of $0.79 was estimated for the PSUs subject to the stock price performance condition using a Monte Carlo valuation model. The following table summarizes the inputs to the Black-Scholes option-pricing and Monte Carlo valuation models:

	Stock Options	PSUs
Grant-date stock price	$2.38	$2.38
Exercise price	$2.38	NA
Dividend yield	0%	0%
Expected volatility(1)	49.7%	55.9%
Risk-free interest rate(2)	1.4%	1.4%
Expected life (in years)(3)	6.5	2.1

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

The aggregate grant-date fair value of the stock options, RSUs and PSUs awarded to Mr. Huckins was determined to be $1.7 million, which will be recognized on a straight-line basis over the vesting period for the stock options and RSUs and the derived service period for the PSUs.  Each reporting period, the number of PSUs subject to the adjusted EBITDA performance condition that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of those PSUs is amortized over the remaining service period less amounts previously recognized. Total compensation costs related to Mr. Huckins' non-vested equity awards not yet recognized as an expense was $1.5 million as at December 28, 2019, which will be amortized over a weighted-average remaining vesting period of 2.7 years.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby employees can purchase common shares through payroll deductions. For the year ended December 28, 2019, the Company's employees purchased 185,415 Common Shares (December 29, 2018 - 112,158; December 30, 2017 - 61,796) for total proceeds of $0.5 million (December 29, 2018 - $0.6 million; December 30, 2017 - $0.4 million). As at December 28, 2019, 814,500 Common Shares are remaining to be granted under this plan.

SUNOPTA INC	-F35-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

18.  Other Expense (Income), Net

The components of other expense (income) are as follows:

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Gain on sale of soy and corn business (see note 4)	(44,027)	—	—
Employee termination and recruitment costs(1)	5,785	397	5,636
Impairment of long-lived assets and facility closure costs(2)	308	1,264	18,193
Product withdrawal and recall costs(3)	260	1,504	413
Settlement gains(4)	(3,065)	—	(1,024)
Reserve for notes receivable(5)	—	2,232	—
Increase (decrease) in fair value of contingent consideration
consideration (6)	—	(2,635)	371
Other	691	63	71
	(40,048)	2,825	23,660

(1) Employee termination and recruitment costs

For the year ended December 28, 2019, expenses represent severance benefits of $8.6 million for employees terminated in connection with the Value Creation Plan (see note 5), net of the reversal of $4.1 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to those employees.  In addition, expenses include recruitment, relocation and termination costs related to the Company's CEO and CFO transitions.

For the year ended December 29, 2018, expenses represent severance benefits, net of forfeitures of stock-based awards, incurred in connection with the Value Creation Plan.

For the year ended December 30, 2017, expenses represent severance benefits, net of forfeitures of stock-based awards, and legal costs incurred in connection with the Value Creation Plan, including employees affected by the exits from flexible resealable pouch and nutrition bar product lines and operations, and consolidation of roasted snack operations.

(2)  Impairment of long-lived assets and facility closure costs

For the year ended December 28, 2019, expenses include costs to dismantle and move equipment from the Company's former soy extraction facility located in Heuvelton, New York, which was sold in April 2019.

For the year ended December 29, 2018, expenses include the remaining lease obligation (net of sublease rentals) related to the vacated nutrition bar processing facility, and an additional impairment loss and closure costs related to the disposal of the Company's former roasting facility located in Wahpeton, North Dakota.

For the year ended December 30, 2017, expenses include the impairment of assets associated with the exits from flexible resealable pouch and nutrition bar products lines and operations, and consolidation of roasted snack operations, as well as the early buyout of equipment leases associated with the closure of the Company's former juice processing facility.

(3)   Product withdrawal and recall costs

For each of the years in the three-year period ended December 28, 2019, expenses represent product withdrawal and recall costs that were not eligible for reimbursement under the Company's insurance policies or exceeded the limits of those policies, including certain costs related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company in 2016.

SUNOPTA INC.	-F36-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(4) Settlement gains

For the year ended December 28, 2019, the Company recognized gains on the settlement of certain legal matters and a project cancellation.

For the year ended December 30, 2017, the Company recognized a gain on the early cash settlement of a rebate obligation with a customer.

(5)  Reserve for notes receivable

For the year ended December 29, 2018, loss represents a bad debt reserve for notes receivable associated with a previously sold business.  The face amount of the notes was $1.4 million, which represented the Company's cash investment in the notes.  The notes had accelerated payment terms that entitled the Company to a multiple-times payout of the face amount of the notes.  The accelerated payment terms were originally fair-valued at $3.4 million.  The Company had received cash payments on the notes of $2.2 million through December 29, 2018, and a further $0.3 million was received in 2019.

(6)  Contingent consideration

For the year ended December 29, 2018, the gain represents an adjustment to the final contingent consideration obligation payable under an earn-out arrangement with the former unitholders of Citrusource, LLC ("Citrusource"), based on the results for the business in 2018.  The Company has accrued $4.3 million related to this obligation, which is recorded in the current portion of long-term liabilities on the consolidated balance sheets as at December 28, 2019 and December 29, 2018.  The settlement of this obligation is pending the outcome of a dispute between the parties related to the Unit Purchase Agreement by which the Company acquired Citrusource in March 2015.

SUNOPTA INC.	-F37-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

19. Income Taxes

The recovery of income taxes differs from the amount that would have resulted from applying the combined Canadian federal and provincial statutory income tax rate to loss from continuing operations before income taxes due to the following:

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Earnings (loss) before income taxes	2,617	(114,521)	(170,397)
Canadian statutory rate	26.5%	26.5%	26.5%
Income tax provision (recovery) at statutory rate	694	(30,348)	(45,155)
Impact of changes in enacted tax rates	(441)	1,976	(8,437)
Foreign tax rate differential	126	2,562	(9,324)
Impact of stock-based compensation and other non- deductible expenses	1,975	2,019	1,590
Change in valuation allowance	774	(3,717)	72
Goodwill impairment loss	—	22,239	30,475
Change in unrecognized tax benefits	—	—	(452)
Other	93	(109)	(4,598)
Provision for (recovery of) income taxes	3,221	(5,378)	(35,829)

The components of earnings (loss) before income taxes are shown below:

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Canada	(11,295)	(13,408)	(3,286)
U.S.	9,167	(107,068)	(178,033)
Other	4,745	5,955	10,922
	2,617	(114,521)	(170,397)

The components of the provision for (recovery of) income taxes are shown below:

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Current income tax provision (recovery):
Canada	(1,023)	(1,334)	(658)
U.S.	588	(3,655)	(10,346)
Other	2,843	3,394	3,074
	2,408	(1,595)	(7,930)

Deferred income tax provision (recovery):
Canada	33	547	642
U.S.	731	(4,226)	(28,606)
Other	49	(104)	65
	813	(3,783)	(27,899)
Provision for (recovery of) income taxes	3,221	(5,378)	(35,829)

SUNOPTA INC.	-F38-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Deferred income taxes of the Company are comprised of the following:

	December 28, 2019	December 29, 2018
	$	$
Differences in property, plant and equipment and intangible assets	(54,541)	(54,841)
Capital and non-capital losses	26,540	25,169
Tax benefit of scientific research expenditures	1,506	2,004
Inventory basis differences	2,248	3,755
Interest expense limitation (163j)	19,118	20,025
Other accrued reserves	2,321	1,366
	(2,808)	(2,522)
Less: valuation allowance	6,219	5,445
Net deferred income tax liability	(9,027)	(7,967)

The components of the net deferred income tax liability are shown below:

	December 28, 2019	December 29, 2018
	$	$
Canada	(223)	(148)
U.S.	(8,446)	(7,147)
Other	(358)	(672)
	(9,027)	(7,967)

The components of the deferred income tax valuation allowance are as follows:

	December 28, 2019	December 29, 2018
	$	$
Balance, beginning of year	5,445	9,162
Increase (decrease) in valuation allowance	774	(3,717)
Balance, end of year	6,219	5,445

As at December 28, 2019, the Company had approximately $0.6 million (December 29, 2018 - $1.1 million) in U.S. federal scientific research investment tax credits and $0.9 million (December 29, 2018 - $0.9 million) in U.S. State research and development tax credits, which will expire in varying amounts up to 2029.

As at December 28, 2019, the Company had U.S. federal non-capital loss carry-forwards of approximately $78.0 million (December 29, 2018 - $72.0 million). In addition, the Company had state loss carry-forwards of approximately $14.4 million as at December 28, 2019 (December 29, 2018 - $15.1 million). These amounts are available to reduce future federal and state income taxes.

As at December 28, 2019, the Company had Canadian capital losses of approximately $28.9 million (December 29, 2018 - $29.7 million) for which a full valuation allowance exists. These amounts are available to reduce future capital gains and do not expire.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, as at December 28, 2019, a valuation allowance of $6.2 million (December 29, 2018 - $5.4 million) had been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

SUNOPTA INC.	-F39-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Undistributed earnings of the Company's non-Canadian affiliates and associated companies are considered to be indefinitely reinvested; accordingly, no provision for deferred taxes has been provided thereon.

The Company believes it has adequately examined its tax positions taken or expected to be taken in a tax return; however, amounts asserted by taxing authorities could differ from the Company's positions. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations, and with the related liability on the consolidated balance sheets.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdictions include Canada (including Ontario), the U.S. (including multiple states), and the Netherlands. The Company's 2014 through 2018 tax years (and any tax year for which available non-capital loss carry-forwards were generated up to the amount of non-capital loss carry-forward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and the 2010 through 2018 tax years remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company's consolidated financial statements.

SUNOPTA INC.	-F40-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

20.  Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	December 28, 2019	December 29, 2018	December 30, 2017
Basic Loss Per Share
Numerator for basic loss per share
Loss attributable to SunOpta Inc.	$(758)	$(109,205)	$(135,320)
Less: dividends and accretion on Series A Preferred Stock	(8,022)	(7,909)	(7,809)
Loss attributable to common shareholders	$(8,780)	$(117,114)	$(143,129)

Denominator for basic loss per share
Basic weighted-average number of shares outstanding	87,787	87,082	86,355

Basic loss per share	$(0.10)	$(1.34)	$(1.66)

Diluted Loss Per Share
Numerator for diluted loss per share
Loss attributable to SunOpta Inc.	$(758)	$(109,205)	$(135,320)
Less: dividends and accretion on Series A Preferred Stock(1)	(8,022)	(7,909)	(7,809)
Loss attributable to common shareholders	$(8,780)	$(117,114)	$(143,129)

Denominator for diluted loss per share
Basic weighted-average number of shares outstanding	87,787	87,082	86,355
Dilutive effect of the following:
Series A Preferred Stock(1)	—	—	—
Stock options and restricted stock units(2)	—	—	—
Diluted weighted-average number of shares outstanding	87,787	87,082	86,355

Diluted loss per share	$(0.10)	$(1.34)	$(1.66)

(1)  For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, it was more dilutive to assume the Preferred Stock was not converted into Common Shares, and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Preferred Stock and the denominator was not adjusted to include 11,333,333 Common Shares issuable on an if-converted basis.

(2) For the years ended December 28, 2019, December 29, 2018 and December 30, 2017, stock options and RSUs to purchase or receive 370,670, 452,316 and 815,952 Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.  In addition, for the years ended December 28, 2019, December 29, 2018 and December 30, 2017, options to purchase 3,528,899, 2,384,249 and 2,540,189 Common Shares were anti-dilutive because the exercise prices of these options were greater than the average market price.

SUNOPTA INC.	-F41-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

21.  Supplemental Cash Flow Information

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Changes in Non-Cash Working Capital, Net of
Businesses Acquired or Sold
Accounts receivable	5,065	(3,059)	35,773
Inventories	21,965	(16,032)	27,475
Income tax recoverable/payable	(1,387)	5,744	(13,515)
Prepaid expenses and other current assets	(8,423)	3,662	(11,994)
Accounts payable and accrued liabilities	(5,917)	(6,225)	(20,437)
Customer and other deposits	(1,408)	(3,457)	2,328
	9,895	(19,367)	19,630

Non-Cash Investing and Financing Activities
Accrued cash dividends on Series A Preferred Stock	(1,700)	(1,700)	(1,700)

Cash Paid
Interest	32,278	32,020	29,683
Income taxes	4,554	2,936	4,150

22. Related Party Transactions

The following table summarizes transactions and balances between the Company and related parties:

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Transactions
Purchases of fruits, grains and seeds(1)	29,609	19,975	18,487
Sales of agronomy products(2)	115	1,136	1,141
Sales of coffee beans(3)	1,726	1,626	1,954
Rent and other	156	59	220

Balances
Grower loans(4)	3,100	1,500	—

(1)

Represents purchases of raw fruit, and fruit processing and freight services from companies related to the Managing Director of the Company's Mexican operations, as well as purchases of sunflower seeds and grains (prior to the sale of the soy and corn business) from employees of the Company, which are included in cost of goods sold on the consolidated statements of operations.

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

(4)

Represents loans made to the Managing Director of the Company's Mexican operations, to provide operating funds for farms owned by the director.  These loans are secured by the crops grown on the farms, as well as other pledged assets of the director.

SUNOPTA INC.	-F42-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
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

Environmental Laws

The Company believes that, with respect to both its operations and real property, it is in material compliance with current environmental laws.  Based on known existing conditions and the Company's experience in complying with emerging environmental issues, the Company is of the view that future costs relating to environmental compliance will not have a material adverse effect on its consolidated financial position, but there can be no assurance that unforeseen changes in the laws or enforcement policies of relevant  governmental bodies, the discovery of changed conditions on the Company's real property or in its operations, or changes in the use of such properties and any related site restoration requirements, will not result in the incurrence of significant costs.

Letters of Credit

The Company has outstanding letters of credit at December 28, 2019 totaling $10.7 million (December 29, 2018 - $10.9 million).

24. Segmented Information

Effective the fourth quarter of 2019, the Company implemented changes to its organization and leadership structure to align with the operational and strategic objectives established by the Company's CEO.  As a result, the Company established two new segments - a Plant-Based Foods and Beverages segment and a Fruit-Based Foods and Beverages segment - based on the synergistic nature of the underlying principal product ingredients.  In addition, the Company realigned the Global Ingredients segment to combine its international organic ingredients operations and its co-manufactured premium juice program, based on shared raw material sourcing.  Each segment has dedicated management, sales, marketing, plant operations, product development and business support teams, with full accountability to the CEO.
SUNOPTA INC.	-F43-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

With these changes, the composition of the Company's three operating segments is as follows:

  Global Ingredients includes the sourcing and sale of organic and non-GMO ingredients, including fruits, vegetables, oils, fats, coffee, nuts, dried fruits, sugars, liquid sweeteners, seeds, grains, rice and pulses, and the processing of value-added ingredients including cocoa liquor, butter and powder, sunflower kernel, oil and cakes, sesame seeds, and avocado oil. In addition, it includes partnerships with third-party co-manufacturers to produce consumer-packaged premium juice products (including private label orange juices, lemonades, and functional waters), utilizing internally-sourced raw materials. It also included the operations of the soy and corn business that was sold in 2019.
  Plant-Based Foods and Beverages includes plant-based beverages and liquid and dry ingredients (utilizing almond, soy, coconut, oat, hemp, and other bases), as well as broths, teas and nutritional beverages. In addition, it includes packaged dry- and oil-roasted in-shell sunflower and sunflower kernels, as well as corn-, soy- and legume-based roasted snacks, and the processing and sale of raw sunflower inshell and kernel for food and feed applications. It also included flexible resealable pouch and nutrition bar product lines that were exited in 2017.
  Fruit-Based Foods and Beverages includes individually quick frozen (“IQF”) fruit for retail (including strawberries, blueberries, mango, pineapple, blends, and other berries), IQF and bulk frozen fruit for foodservice (including purées, fruit cups and smoothies), and custom fruit preparations for industrial use. In addition, it includes fruit snacks, including bars, twists, ropes and bite-sized varieties.

Corporate Services provides a variety of management, financial, information technology, treasury and administration services to each of the Company's operating segments.

The segment information presented below for the years ended December 29, 2018 and December 30, 2017 has been restated to reflect the new segment structure.

When reviewing the operating results of the Company's operating segments, management uses segment revenues from external customers and segment operating income/loss to assess performance and allocate resources.  Segment operating income/loss excludes other income/expense items.  In addition, interest expense and income taxes are not allocated to the operating segments.

SUNOPTA INC.	-F44-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Revenues and Operating Income

Reportable segment operating results for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 were as follows:

	December 28, 2019
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	478,772	361,398	349,852	1,190,022
Segment operating income (loss)	15,965	29,476	(26,873)	18,568
Corporate Services				(21,322)
Other income, net (see note 18)				40,048
Interest expense, net				(34,677)
Earnings before income taxes				2,617

	December 29, 2018
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	581,307	314,076	365,469	1,260,852
Segment operating income (loss)	23,266	10,766	(16,029)	18,003
Corporate Services				(14,071)
Other expense, net (see note 18)				(2,825)
Goodwill impairment (see note 11)				(81,222)
Interest expense, net				(34,406)
Loss before income taxes				(114,521)

	December 30, 2017
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	556,166	342,714	380,713	1,279,593
Segment operating income (loss)	25,589	(7,094)	13,570	32,065
Corporate Services				(31,298)
Other expense, net (see note 18)				(23,660)
Goodwill impairment (see note 11)				(115,000)
Interest expense, net				(32,504)
Loss before income taxes				(170,397)

SUNOPTA INC.	-F45-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Assets

Total assets by reportable segment as at December 28, 2019 and December 29, 2018 were as follows:

	December 28, 2019	December 29, 2018
	$	$
Segment Assets
Global Ingredients	293,453	354,986
Plant-Based Foods and Beverages	189,013	103,386
Fruit-Based Foods and Beverages	342,099	364,306
Total segment assets	824,565	822,678
Corporate Services	98,794	74,060
Total assets	923,359	896,738

Segment Capital Expenditures, Depreciation and Amortization

Capital expenditures, depreciation and amortization by reportable segment for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 were as follows:

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Segment Capital Expenditures
Global Ingredients	4,469	5,391	9,531
Plant-Based Foods and Beverages	15,289	12,241	17,401
Fruit-Based Foods and Beverages	9,689	5,586	9,182
Total segment capital expenditures	29,447	23,218	36,114
Corporate Services	3,317	8,385	5,025
Total capital expenditures	32,764	31,603	41,139

Segment Depreciation and Amortization
Global Ingredients	5,480	6,117	5,828
Plant-Based Foods and Beverages	7,134	5,827	6,792
Fruit-Based Foods and Beverages	16,702	16,871	17,510
Total segment depreciation and amortization	29,316	28,815	30,130
Corporate Services	4,636	3,973	2,694
Total depreciation and amortization	33,952	32,788	32,824

SUNOPTA INC.	-F46-	December 28, 2019 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2019, December 29, 2018 and December 30, 2017
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Geographic Information

The Company's assets, operations and employees are principally located in the U.S., Canada, Europe, Mexico and Ethiopia. Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended December 28, 2019, December 29, 2018 and December 30, 2017 were as follows:

	December 28, 2019	December 29, 2018	December 30, 2017
	$	$	$
Revenues from External Customers
U.S.	929,320	984,122	1,001,417
Canada	22,807	29,055	27,929
Europe and other	237,895	247,675	250,247
Total revenues from external customers	1,190,022	1,260,852	1,279,593

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at December 28, 2019 and December 29, 2018 were as follows:

	December 28, 2019	December 29, 2018
	$	$
Long-Lived Assets
U.S.	147,465	134,598
Canada	2,401	2,787
Europe and other	34,684	33,647
Total long-lived assets	184,550	171,032

Major Customers

For the year ended December 28, 2019, one customer accounted for approximately 11% of the Company's consolidated revenues and approximately 36% of Plant-Based Foods and Beverages segment revenues. The Company did not have any customers that exceeded 10% of total revenues for the years ended December 29, 2018 and December 30, 2017.

SUNOPTA INC.	-F47-	December 28, 2019 10-K

Supplemental Financial Information (unaudited)

Summarized below is the Consolidated Statement of Operations for the quarters ended December 28, 2019, September 28, 2019, June 29, 2019 and March 30, 2019, as well as the fiscal 2018 quarterly comparatives.

	Quarter ended
	December 28, 2019	December 29, 2018
	$	$

Revenues(1)	295,802	320,521
Cost of goods sold	262,407	299,209
Gross profit	33,395	21,312

Selling, general and administrative expenses	27,156	25,792
Intangible asset amortization	2,769	2,745
Other expense (income), net	(304)	1,508
Goodwill impairment	—	81,222
Foreign exchange loss (gain)	480	(331)

Earnings (loss) before the following	3,294	(89,624)

Interest expense, net	8,820	8,920

Loss before income taxes	(5,526)	(98,544)

Recovery of income taxes	(18)	(1,525)

Net loss	(5,508)	(97,019)

Earnings attributable to non-controlling interests	95	43

Loss attributable to SunOpta Inc.	(5,603)	(97,062)

Dividends and accretion on Series A Preferred Stock	(2,017)	(1,987)

Loss attributable to common shareholders	(7,620)	(99,049)

Basic and diluted loss per share	(0.09)	(1.13)

(1) Fourth quarter of 2018 included revenues from sold soy and corn business of $26.5 million.

SUNOPTA INC.	-F48-	December 28, 2019 10-K

Supplemental Financial Information (unaudited) continued

	Quarter ended
	September 28, 2019	September 29, 2018
	$	$

Revenues(1)	295,941	308,371
Cost of goods sold	269,616	274,243
Gross profit	26,325	34,128

Selling, general and administrative expenses	27,674	27,220
Intangible asset amortization	2,768	2,754
Other expense, net	3,323	1,136
Foreign exchange gain	(590)	(368)

Earnings (loss) before the following	(6,850)	3,386

Interest expense, net	8,864	8,792

Loss before income taxes	(15,714)	(5,406)

Recovery of income taxes	(3,935)	(870)

Net loss	(11,779)	(4,536)

Earnings (loss) attributable to non-controlling interests	(30)	70

Loss attributable to SunOpta Inc.	(11,749)	(4,606)

Dividends and accretion on Series A Preferred Stock	(2,009)	(1,981)

Loss attributable to common shareholders	(13,758)	(6,587)

Basic and diluted loss per share	(0.16)	(0.08)

(1) Third quarter of 2018 included revenues from the sold soy and corn business of $27.0 million.

SUNOPTA INC.	-F49-	December 28, 2019 10-K

Supplemental Financial Information (unaudited) continued

	Quarter ended
	June 29, 2019	June 30, 2018
	$	$

Revenues(1)	293,004	319,308
Cost of goods sold	265,677	284,962
Gross profit	27,327	34,346

Selling, general and administrative expenses	27,262	26,948
Intangible asset amortization	2,692	2,768
Other expense, net	445	583
Foreign exchange gain	(90)	(11)

Earnings (loss) before the following	(2,982)	4,058

Interest expense, net	8,254	8,474

Loss before income taxes	(11,236)	(4,416)

Recovery of income taxes	(2,324)	(1,290)

Net loss	(8,912)	(3,126)

Earnings attributable to non-controlling interests	143	48

Loss attributable to SunOpta Inc.	(9,055)	(3,174)

Dividends and accretion on Series A Preferred Stock	(2,001)	(1,974)

Loss attributable to common shareholders	(11,056)	(5,148)

Basic and diluted loss per share	(0.13)	(0.06)

(1) Second quarter of 2018 included revenues from the sold soy and corn business of $29.5 million.

SUNOPTA INC.	-F50-	December 28, 2019 10-K

Supplemental Financial Information (unaudited) continued

	Quarter ended
	March 30, 2019	March 31, 2018
	$	$

Revenues(1)	305,275	312,652
Cost of goods sold	277,069	278,968
Gross profit	28,206	33,684

Selling, general and administrative expenses	26,248	28,288
Intangible asset amortization	2,742	2,771
Other income, net(2)	(43,512)	(402)
Foreign exchange loss (gain)	(1,104)	962

Earnings before the following	43,832	2,065

Interest expense, net	8,739	8,220

Earnings (loss) before income taxes	35,093	(6,155)

Provision for (recovery of) income taxes	9,498	(1,693)

Net loss	25,595	(4,462)

Earnings (loss) attributable to non-controlling interests	(54)	(99)

Loss attributable to SunOpta Inc.	25,649	(4,363)

Dividends and accretion on Series A Preferred Stock	(1,995)	(1,967)

Earnings (loss) attributable to common shareholders	23,654	(6,330)

Basic earnings (loss) per share	0.27	(0.07)
Diluted earnings (loss) per share	0.26	(0.07)

(1) First quarters of 2019 and 2018 included revenues from the sold soy and corn business of $10.3 million and $21.4 million, respectively.

(2) First quarter of 2019 included a gain on sale of the soy and corn business of $45.6 million, subject to post-closing adjustments.

SUNOPTA INC.	-F51-	December 28, 2019 10-K