Form 10-Q
period 2020-03-28
SunOpta Inc.
filed 2020-05-06
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                       .

Commission file number: 001-34198

SUNOPTA INC.

(Exact name of registrant as specified in its charter)

Canada (State or other jurisdiction of incorporation or organization)	Not Applicable (I.R.S. Employer Identification No.)
2233 Argentia Road, Suite 401 Mississauga, Ontario L5N 2X7, Canada	(905) 821-9669
(Address of principal executive offices)	(Registrant's telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                             No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	STKL	The Nasdaq Stock Market
Common Shares	SOY	The Toronto Stock Exchange

The number of the registrant's common shares outstanding as of May 1, 2020 was 89,170,844.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended March 28, 2020

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company," "SunOpta," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars ("C$"), euros ("€") and Mexican pesos ("M$"). As at March 28, 2020, the closing rates of exchange for the Canadian dollar, euro and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7114, €1.1045 and M$0.0425. These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations and intentions; changes in customer demand resulting from or related to the COVID-19 pandemic, as well as supply chain, logistics and other disruptions, the cancellation or delay of new product launches, the availability and pricing of our raw materials, fluctuations in foreign currency exchange rates and commodity pricing, and general economic and political conditions globally and in the markets in which we do business; our plans and ability to expand capacity in our plant-based food and beverage business; unexpected issues or delays with our structural improvements and automation investments; our expectations regarding profitability improvements in our frozen fruit business in 2020; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; other expectations related to our businesses, including anticipated results of operations, operational growth and expansion plans, plans to reduce costs and improve profitability, intent and ability to bring new products and processes to market through innovation, and the exploration of the sale of selected businesses or assets; liquidity constraints and the availability of alternative financing sources; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	3	March 28, 2020

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
  the impact of the COVID-19 pandemic on our business and financial results;
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
SUNOPTA INC.	4	March 28, 2020

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
All forward-looking statements made herein are qualified by these cautionary statements, and our actual results or the developments we anticipate may not be realized. Our forward-looking statements are based only on information currently available to us and speak only as of the date on which they are made. We do not undertake any obligation to publicly update our forward-looking statements, whether written or oral, after the date of this report for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and our Annual Report on Form 10-K for the fiscal year ended December 28, 2019. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 28, 2019, under Item 1A. "Risk Factors" of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	5	March 28, 2020

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
	March 28, 2020	March 30, 2019
	$	$

Revenues (note 2)	335,949	305,275

Cost of goods sold	292,229	277,069

Gross profit	43,720	28,206

Selling, general and administrative expenses	27,206	26,248
Intangible asset amortization	2,721	2,742
Other income, net (note 9)	(1,298)	(43,512)
Foreign exchange loss (gain)	2,334	(1,104)

Earnings before the following	12,757	43,832

Interest expense, net	8,280	8,739

Earnings before income taxes	4,477	35,093

Provision for income taxes	1,130	9,498

Net earnings	3,347	25,595

Loss attributable to non-controlling interests	(14)	(54)

Earnings attributable to SunOpta Inc.	3,361	25,649

Dividends and accretion on Series A Preferred Stock (note 8)	(2,025)	(1,995)

Earnings attributable to common shareholders	1,336	23,654

Earnings per share (note 10)
Basic	0.02	0.27
Diluted	0.01	0.26

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	March 28, 2020

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended
	March 28, 2020	March 30, 2019
	$	$

Net earnings	3,347	25,595

Currency translation adjustment	(306)	(1,082)

Comprehensive earnings	3,041	24,513

Comprehensive loss attributable to non-controlling interests	(11)	(46)

Comprehensive earnings attributable to SunOpta Inc.	3,052	24,559

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	March 28, 2020

SunOpta Inc.
Consolidated Balance Sheets
As at March 28, 2020 and December 28, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	March 28, 2020	December 28, 2019
	$	$

ASSETS
Current assets
Cash and cash equivalents	2,670	1,498
Accounts receivable, net of allowance for credit losses of $2,390 and $1,386, respectively	149,651	121,445
Inventories (note 6)	272,475	323,546
Prepaid expenses and other current assets	35,484	35,985
Income taxes recoverable	1,864	7,480
Total current assets	462,144	489,954

Property, plant and equipment	186,815	184,550
Operating lease right-of-use assets	65,246	68,433
Goodwill	28,316	28,422
Intangible assets	147,285	150,009
Deferred income taxes	1,129	—
Other assets	3,481	1,991

Total assets	894,416	923,359

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	224,864	245,536
Accounts payable and accrued liabilities	122,765	133,529
Customer and other deposits	1,632	37
Income taxes payable	1,725	1,272
Other current liabilities	749	802
Current portion of long-term debt (note 7)	3,300	2,987
Current portion of operating lease liabilities	16,579	17,215
Current portion of long-term liabilities	2,000	4,286
Total current liabilities	373,614	405,664

Long-term debt (note 7)	241,106	242,204
Operating lease liabilities	49,350	52,020
Long-term liabilities	1,908	2,011
Deferred income taxes	10,416	9,027
Total liabilities	676,394	710,926

Series A Preferred Stock (note 8)	84,549	82,524

EQUITY
SunOpta Inc. shareholders' equity
Common shares, no par value, unlimited shares authorized, 88,225,036 shares issued (December 28, 2019 - 88,089,733)	318,958	318,456
Additional paid-in capital	37,813	35,767
Accumulated deficit	(213,595)	(214,931)
Accumulated other comprehensive loss	(11,580)	(11,271)
	131,596	128,021
Non-controlling interests	1,877	1,888
Total equity	133,473	129,909

Total equity and liabilities	894,416	923,359

Commitments and contingencies (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	March 28, 2020

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended March 30, 2019 and March 28, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2019	88,090	318,456	35,767	(214,931)	(11,271)	1,888	129,909
Employee stock purchase plan	47	100	—	—	—	—	100
Stock incentive plan	88	402	(280)	—	—	—	122
Withholding taxes on stock-based awards	—	—	(121)	—	—	—	(121)
Stock-based compensation	—	—	2,447	—	—	—	2,447
Dividends on Series A Preferred Stock (note 8)	—	—	—	(1,700)	—	—	(1,700)
Accretion on Series A Preferred Stock (note 8)	—	—	—	(325)	—	—	(325)
Net earnings	—	—	—	3,361	—	(14)	3,347
Currency translation adjustment	—	—	—	—	(309)	3	(306)

Balance at March 28, 2020	88,225	318,958	37,813	(213,595)	(11,580)	1,877	133,473

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2018	87,423	314,357	31,796	(206,151)	(9,667)	1,504	131,839
Employee stock purchase plan	56	148	—	—	—	—	148
Stock incentive plan	96	697	(534)	—	—	—	163
Withholding taxes on stock-based awards	—	—	(83)	—	—	—	(83)
Stock-based compensation	—	—	(163)	—	—	—	(163)
Dividends on Series A Preferred Stock	—	—	—	(1,700)	—	—	(1,700)
Accretion on Series A Preferred Stock	—	—	—	(295)	—	—	(295)
Net earnings	—	—	—	25,649	—	(54)	25,595
Currency translation adjustment	—	—	—	—	(1,090)	8	(1,082)

Balance at March 30, 2019	87,575	315,202	31,016	(182,497)	(10,757)	1,458	154,422

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	March 28, 2020

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended
	March 28, 2020	March 30, 2019
	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings	3,347	25,595
Items not affecting cash:
Depreciation and amortization	8,922	8,302
Amortization of debt issuance costs	939	655
Deferred income taxes	260	7,327
Stock-based compensation	2,447	(163)
Unrealized loss on derivative contracts (note 5)	556	112
Gain on settlement of contingent consideration obligation (note 9)	(2,286)	—
Gain on sale of business (note 3)	—	(45,579)
Other	(90)	(62)
Changes in non-cash working capital, net of business sold (note 11)	20,654	4,801
Net cash flows from operating activities	34,749	988

Investing activities
Purchases of property, plant and equipment	(9,689)	(7,974)
Net proceeds from sale of business (note 3)	—	64,876
Net cash flows from investing activities	(9,689)	56,902

Financing activities
Decrease under line of credit facilities (note 7)	(19,754)	(54,661)
Borrowings under long-term debt (note 7)	155	1,852
Repayment of long-term debt (note 7)	(597)	(723)
Payment of cash dividends on Series A Preferred Stock (note 8)	(1,700)	(1,700)
Proceeds from the exercise of stock options and employee share purchases	101	228
Payment of debt issuance costs	(2,073)	(314)
Other	(4)	221
Net cash flows from financing activities	(23,872)	(55,097)

Foreign exchange loss on cash held in a foreign currency	(16)	(58)

Increase in cash and cash equivalents in the period	1,172	2,735

Cash and cash equivalents - beginning of the period	1,498	3,280

Cash and cash equivalents - end of the period	2,670	6,015

Non-cash investing and financing activities (note 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended March 28, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 2, 2021, or for any other period. The interim consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 28, 2019. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

As described in note 13, in the fourth quarter of 2019, the Company changed its segment reporting to reflect changes to its operating structure. All segment information presented in these consolidated financial statements for the quarter ended March 30, 2019 has been restated to reflect the new segment reporting structure.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2020 is a 53-week period ending on January 2, 2021, with quarterly periods ending on March 28, June 27 and September 26, 2020. Fiscal year 2019 was a 52-week period ending on December 28, 2019, with quarterly periods ending on March 30, June 29 and September 28, 2019.

Recent Accounting Pronouncements

Effective the first quarter of 2020, the Company adopted Accounting Standards Update "ASU" 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires the immediate recognition of expected versus incurred credit losses for most financial assets.  The Company adopted ASU 2016-13 under the modified retrospective approach and applied the new guidance to its short-term accounts receivable.  The adoption of this new guidance did not result in the recognition of additional allowances for credit losses.  The Company closely monitors receivable balances and estimates the allowance for credit losses based on historical collection experience, and account aging analysis and trends. The Company evaluates the adequacy of the allowance each reporting period, considering individual customer account reviews, write-offs recorded in the period, sales forecasts and trends, and current and expected economic conditions.
SUNOPTA INC.	11	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

2. Revenue

The Company procures, processes and sells organic and non-GMO ingredients, and processes and packages plant-based and fruit-based foods and beverages. The Company's customers include retailers, foodservice operators, branded food companies and food manufacturers.

The following table presents a disaggregation of the Company's revenues based on categories used by the Company to evaluate sales performance:

	Quarter ended
	March 28, 2020	March 30, 2019
	$	$
Global Ingredients
Organic and non-GMO ingredients	106,242	105,884
Premium juice	22,110	18,612
Soy and corn (see note 3)	—	10,346
Total Global Ingredients	128,352	134,842

Plant-Based Foods and Beverages
Beverages and broths	86,770	64,782
Plant-based ingredients	5,912	4,682
Sunflower and roasted snacks	13,560	11,812
Total Plant-Based Foods and Beverages	106,242	81,276

Fruit-Based Foods and Beverages
Frozen fruit	75,207	65,192
Fruit-based ingredients	11,892	11,486
Fruit snacks	14,256	12,479
Total Fruit-Based Foods and Beverages	101,355	89,157

Total revenues	335,949	305,275

3.  Sale of Soy and Corn Business

On February 22, 2019, the Company's subsidiary, SunOpta Grains and Foods Inc., completed the sale of its specialty and organic soy and corn business to Pipeline Foods, LLC for $66.5 million, subject to certain post-closing adjustments. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of the Company's Global Ingredients segment. The business included five facilities located in Hope, Minnesota, Blooming Prairie, Minnesota, Ellendale, Minnesota, Moorhead, Minnesota, and Cresco, Iowa. In the first quarter of 2019, the Company recognized a net gain on sale of the soy and corn business of $45.6 million, which was recognized in other income. For the period ended February 22, 2019, the soy and corn business generated revenues of $10.3 million and reported a loss before income taxes of $0.2 million (excluding management fees charged by Corporate Services).
SUNOPTA INC.	12	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

4. Value Creation Plan

The Value Creation Plan is a broad-based initiative focused on increasing shareholder value through structural investments in people and assets, together with restructuring activities to streamline operations. In the first quarter of 2020, measures taken under the Value Creation Plan included the consolidation of the Company's corporate office functions, the closure of an organic ingredient warehousing facility located in China, and other business development activities. In the first quarter of 2019, actions taken under the Value Creation Plan related to the sale of the soy and corn business, and transition of the Company's Chief Executive Officer ("CEO"). The following table summarizes costs incurred by type under the Value Creation Plan for the quarters ended March 28, 2020 and March 30, 2019:

		Employee
	Asset	recruitment,
	impairments	retention and
	and facility	termination	Professional
	closure costs	costs	fees	Total
	$	$	$	$
March 28, 2020
Balance payable, December 28, 2019(1)	201	4,026	—	4,227
Costs incurred and charged to expense	389	1,055	551	1,995
Cash payments, net	(138)	(1,890)	(347)	(2,375)
Non-cash adjustments	(78)	460	—	382
Balance payable, March 28, 2020(1)	374	3,651	204	4,229

March 30, 2019
Balance payable, December 29, 2018	477	436	—	913
Costs incurred and charged to expense	256	1,508	94	1,858
Cash payments, net	(381)	(1,374)	(94)	(1,849)
Non-cash adjustments	—	2,102	—	2,102
Balance payable, March 30, 2019	352	2,672	—	3,024

(1) Balance payable was included in accounts payable and accrued liabilities on the consolidated balance sheet.

The following table summarizes costs incurred since the inception of the Value Creation Plan in 2016 to March 28, 2020:

		Employee
	Asset	recruitment,	Professional
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Costs incurred and charged to expense	35,349	24,024	22,883	82,256
Cash payments, net	(10,400)	(25,387)	(22,679)	(58,466)
Non-cash adjustments	(24,575)	5,014	—	(19,561)
Balance payable, March 28, 2020	374	3,651	204	4,229
SUNOPTA INC.	13	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

For the quarters ended March 28, 2020 and March 30, 2019, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

		Quarter ended
	March 28, 2020	March 30, 2019
	$	$
Selling, general and administrative expenses(1)	1,036	203
Other expense(2)	959	1,655
	1,995	1,858

(1) Professional fees and employee retention, recruitment and relocation costs recorded in selling general and administrative expenses were allocated to Corporate Services.

(2) For the quarter ended March 28, 2020, costs recorded in other expense were allocated as follows: Global Ingredients - $0.4 million (March 30, 2019 - $0.0 million); Plant-Based Foods and Beverages - $0.0 million (March 30, 2019 - $0.4 million); Fruit-Based Foods and Beverages - $0.9 million (March 30, 2019 - $0.3 million); and Corporate Services - $(0.4) million (March 30, 2019 - $0.9 million).

5.  Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of March 28, 2020 and December 28, 2019:

	March 28, 2020
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures contracts(1)
Unrealized short-term derivative liability	(272)	(272)	—	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	133	—	133	—

	December 28, 2019
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures contracts(1)
Unrealized short-term derivative asset	284	284	—	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	(73)	—	(73)	—

(1) Commodity futures contracts

As at March 28, 2020, outstanding contracts comprised exchange-traded commodity futures for cocoa and coffee, which are used as part of the Company's risk management strategy and represent economic hedges to limit risk related to fluctuations in the price of these commodities.  These contracts are not designated as hedges for accounting purposes.  Exchange-traded futures are fair valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1.  Gains and losses on changes in the fair value of these contracts are included in cost of goods sold on the consolidated statement of operations.  For the quarter ended March 28, 2020, the Company recognized a loss of $0.6 million (March 30, 2019 - loss of $0.1 million) related to changes in the fair value of these contracts.  On the consolidated balance sheets, unrealized gains and losses on these contracts are included in other current assets and other current liabilities, respectively.
SUNOPTA INC.	14	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at March 28, 2020, the Company had net open futures contracts to sell 1,520 metric tons ("MT") of cocoa (December 28, 2019 - to sell 3,210 MT) and to purchase 68 MT (December 28, 2019 - to sell 306 MT) of coffee.

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

As at March 28, 2020, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €29.1 million ($32.4 million), to sell British pounds to buy euros with a notional value of £0.6 million (€0.7 million), and to sell Swiss francs to buy U.S. dollars with a notional value of CHF 0.6 million ($0.6 million).  As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations.  For the quarter ended March 28, 2020, the Company recognized a gain of $0.2 million (March 30, 2019 - gain of $0.6 million) related to changes in the fair value of these contracts.  Unrealized gains and losses on these contracts are included in accounts receivable and accounts payable, respectively, on the consolidated balance sheets.

6.  Inventories

	March 28, 2020	December 28, 2019
	$	$
Raw materials and work-in-process	231,723	259,658
Finished goods	54,560	75,112
Inventory reserves	(13,808)	(11,224)
	272,475	323,546

7.  Bank Indebtedness and Long-Term Debt

	March 28, 2020	December 28, 2019
	$	$
Bank Indebtedness
Global Credit Facility(1)	223,547	241,666
Bulgarian credit facility(2)	1,317	3,870
	224,864	245,536

Long-Term Debt
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $4,727 (December 28, 2019 - $5,094)(3)	218,771	218,404
Finance lease liabilities	15,762	16,223
Asset-backed term loan	4,215	4,386
Other	5,658	6,178
	244,406	245,191
Less: current portion	3,300	2,987
	241,106	242,204
SUNOPTA INC.	15	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

 (1) Global Credit Facility

On February 11, 2016, the Company entered into a five-year credit agreement for a senior secured asset-based revolving credit facility with a syndicate of banks in the maximum aggregate principal amount of $350.0 million, subject to borrowing base capacity (the "Global Credit Facility"). The Global Credit Facility is used to support the working capital and general corporate needs of the Company's global operations, in addition to funding future strategic initiatives.  The Global Credit Facility also includes borrowing capacity available for letters of credit and provides for borrowings on same-day notice, including in the form of swingline loans. On January 28, 2020, the credit agreement  was amended to, among other things, extend the maturity date of the Global Credit Facility to March 31, 2022.

Individual borrowings under the Global Credit Facility have terms of six months or less and bear interest based on various reference rates plus an applicable margin. The margin ranges from 0.25% to 0.75% with respect to base rate and prime rate borrowings and from 1.25% to 1.75% for eurocurrency rate and bankers' acceptance rate borrowings.  In connection with the amendment of the credit agreement on January 28, 2020, the applicable margin rate on any loans under the Global Credit Facility (including the U.S. Subfacility, as described below) is increased by an additional 0.50% while the Company's total leverage ratio exceeds a specific threshold.

On September 19, 2017, the Company entered into an amendment to the Global Credit Facility to add a $15.0 million U.S.  asset-based credit subfacility (the "U.S. Subfacility").  On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility to $20.0 million.  Commencing on March 31, 2019, quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility.  Borrowings repaid under the U.S. Subfacility may not be borrowed again.  As at March 28, 2020, $6.7 million remained drawn on the U.S. Subfacility.  Borrowings under the U.S. Subfacility bear interest based on various reference rates plus a margin based on average borrowing availability for the preceding fiscal quarter, ranging from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers' acceptance rate borrowings.

As at March 28, 2020, the weighted-average interest rate on all borrowings under the Global Credit Facility was 3.07%.

Obligations under the Global Credit Facility are guaranteed by substantially all of the Company's subsidiaries and, subject to certain exceptions, such obligations are secured by first-priority liens on substantially all of the assets of the Company.

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

(2) Bulgarian credit facility

On April 13, 2020, a subsidiary of The Organic Corporation B.V. ("TOC"), a wholly-owned subsidiary of the Company, extended its €6.0 million revolving credit facility agreement until July 31, 2020. Borrowings under this facility used to cover the working capital needs of TOC's Bulgarian operations and are secured by the accounts receivable and inventories of the Bulgarian operations and fully guaranteed by TOC.  Interest accrues under the facility based on EURIBOR plus a margin of 2.75.

(3) Senior Secured Second Lien Notes

On October 20, 2016, the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the "Notes").  As at March 28, 2020, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017.  Debt issuance costs are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes.  Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum.  The Notes will mature on October 9, 2022.  Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

SUNOPTA INC.	16	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
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

As at March 28, 2020, the estimated fair value of the outstanding Notes was approximately $224 million, based on quoted prices of the most recent over-the-counter transactions (level 2).

8.   Series A Preferred Stock

On October 7, 2016, the Company and SunOpta Foods entered into a subscription agreement (the "Series A Subscription Agreement") with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree").  Pursuant to the Series A Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Series A Preferred Stock to the Oaktree for consideration in the amount of $85.0 million.  In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Series A Preferred Stock.  The carrying value of the Series A Preferred Stock is being accreted to the redemption amount of $85.0 million through charges to accumulated deficit over the period preceding October 7, 2021.  These accretion charges amounted to $0.3 million and $0.3 million for the quarters ended March 28, 2020 and March 30, 2019, respectively.

In connection with the Series A Subscription Agreement, the Company agreed to, among other things (i) ensure SunOpta Foods has sufficient funds to pay its obligations under the terms of the Series A Preferred Stock and (ii) grant each holder of Series A Preferred Stock the right to exchange the Series A Preferred Stock for shares of common stock of the Company (the "Common Shares").  The Series A Preferred Stock is non-participating with the Common Shares in dividends and undistributed earnings of the Company.

The Series A Preferred Stock had a stated value and initial liquidation preference of $1,000 per share.  Cumulative preferred dividends accrue daily on the Series A Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025 and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance).  Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference.  For quarterly periods prior to the first quarter of 2020, dividends declared on the Series A Preferred Stock were paid in cash by SunOpta Foods.  For the first quarter of 2020, SunOpta Foods elected to declare a dividend on the Series A Preferred Stock to be paid in kind on May 12, 2020.  As a result, the aggregate liquidation preference of the outstanding Series A Preferred Stock will increase by $1.7 million.
SUNOPTA INC.	17	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

At any time, the holders of Series A Preferred Stock may exchange their shares of Series A Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Series A Preferred Stock, the quotient of the liquidation preference divided by $7.50 (such price, the “Series A Exchange Price” and such quotient, the “Series A Exchange Rate”). As at March 28, 2020 and December 28, 2019, the aggregate shares of Series A Preferred Stock outstanding were exchangeable into 11,333,333 Common Shares. The Series A Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series A Exchange Price, provided that the Series A Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). On April 24, 2020, in connection with the issuance of Series B-1 Preferred Stock pursuant to the Series B Subscription Agreement (see note 14), the Series A Exchange Price was reduced from $7.50 to $7.00.

SunOpta Foods may cause the holders of Series A Preferred Stock to exchange all of their shares of Series A Preferred Stock into a number of Common Shares equal to the number of shares of Series A Preferred Stock outstanding multiplied by the Series A Exchange Rate if (i) fewer than 10% of the shares of Series A Preferred Stock issued on October 7, 2016 remain outstanding, or (ii) on or after October 7, 2019, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Series A Exchange Price then in effect. At any time on or after October 7, 2021, SunOpta Foods may redeem all of the Series A Preferred Stock for an amount per share equal to the value of the liquidation preference of the Series A Preferred Stock at such time, plus accrued and unpaid dividends.

In connection with the Series A Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 to Oaktree, which entitles Oaktree to one vote per Special Share, Series 1 on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Shares, Series 1 will be issued, or existing Special Shares, Series 1 will be redeemed, as necessary to ensure that the aggregate number of Special Shares, Series 1 outstanding is equal to the number of shares of Series A Preferred Stock outstanding from time to time multiplied by the Series A Exchange Rate in effect at such time.     As at March 28, 2020 and December 28, 2019, 11,333,333 Special Shares, Series 1 were issued and outstanding. On April 24, 2020, as a result of the reduction in the Series A Exchange Price (as described above), an additional 809,524 Special Shares, Series 1 were issued to Oaktree.

The Special Shares, Series 1 are not transferable, and the voting rights associated with the Special Shares, Series 1 will terminate upon the transfer of the Series A Preferred Stock to a third party, other than a controlled affiliate of Oaktree. Oaktree is entitled to designate up to two nominees for election to the Board of Directors of the Company (the “Board”) and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to Oaktree maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis.   For so long as Oaktree beneficially own or control at least 50% of the Series A Preferred Stock issued on October 7, 2016, including any corresponding Common Shares into which such Series A Preferred Stock are exchanged, Oaktree will be entitled to (i) participation rights with respect to future equity offerings of the Company, and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.
SUNOPTA INC.	18	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Other Income, Net

The components of other expense (income) were as follows:

	Quarter ended
	March 28, 2020	March 30, 2019
	$	$
Contingent consideration(1)	(2,286)	—
Employee termination and recruitment costs(2)	570	1,399
Facility closure costs(3)	389	256
Gain on sale of soy and corn business (see note 3)	—	(45,579)
Product withdrawal and recall costs	—	260
Other	29	152
	(1,298)	(43,512)

(1)  For the quarter ended March 28, 2020, income represents a gain on the settlement of the final contingent consideration obligation payable under an earn-out arrangement with the former unitholders of Citrusource, LLC, which was acquired by the Company in March 2015. As at March 28, 2020, the remaining $2.0 million obligation (December 28, 2019 - $4.3 million) was recorded in the current portion of long-term liabilities on the consolidated balance sheets.

(2) Employee termination and recruitment costs

For the quarter ended March 28, 2020, expenses represent severance benefits of $1.0 million for employees terminated in connection with the consolidation of the Company's corporate office functions under the Value Creation Plan, net of reversal of $0.5 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to terminated employees.

For the quarter ended March 30, 2019, expenses represent severance benefits of $2.9 million for employees terminated in connection with the Value Creation Plan, including the Company's former CEO and employees impacted by the sale of soy and corn business, net of the reversal of $2.1 million of previously recognized stock-based compensation. In addition, expenses include recruitment costs related to the Company's CEO transition.

(3) Facility closure costs

For the quarter ended March 28, 2020, expenses relate to costs to close an organic ingredient warehousing facility located in China.

For the quarter ended March 30, 2019, expenses include costs to dismantle and move equipment from a former soy extraction facility located in Heuvelton, New York, which was sold in April 2019.
SUNOPTA INC.	19	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

10.  Earnings Per Share

Basic and diluted earnings per share were calculated as follows (shares in thousands):

	Quarter ended
	March 28, 2020	March 30, 2019
Basic Earnings Per Share
Numerator for basic earnings per share
Earnings attributable to SunOpta Inc.	$3,361	$25,649
Less: dividends and accretion on Series A Preferred Stock	(2,025)	(1,995)
Earnings attributable to common shareholders	$1,336	$23,654

Denominator for basic earnings per share
Basic weighted-average number of shares outstanding	88,161	87,475

Basic earnings per share	$0.02	$0.27

Diluted Earnings Per Share
Numerator for diluted earnings per share
Earnings attributable to SunOpta Inc.	$3,361	$25,649
Less: dividends and accretion on Series A Preferred Stock(1)	(2,025)	—
Earnings attributable to common shareholders	$1,336	$25,649

Denominator for diluted earnings per share
Basic weighted-average number of shares outstanding	88,161	87,475
Dilutive effect of the following:
Stock options and restricted stock units(1)	1,136	191
Series A Preferred Stock(2)	—	11,333
Diluted weighted-average number of shares outstanding	89,297	98,999

Diluted earnings per share	$0.01	$0.26

(1)  For the quarter ended March 28, 2020, stock options to purchase 3,458,424 (March 30, 2019 - 2,566,321) Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price.

(2)    For the quarter ended March 28, 2020, it was more dilutive to assume the Series A Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series A Preferred Stock and the denominator was not adjusted to include 11,333,333 Common Shares issuable on an if-converted basis as at March 28, 2020. For the quarter ended March 30, 2019, it was more dilutive to assume the Series A Preferred Stock was converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was adjusted to add back the dividends and accretion on the Series A Preferred Stock and the denominator was adjusted to include 11,333,333 Common Shares issuable on an if-converted basis as at March 30, 2019.
SUNOPTA INC.	20	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11.  Supplemental Cash Flow Information

	Quarter ended
	March 28, 2020	March 30, 2019
	$	$
Changes in Non-Cash Working Capital, Net of Business Sold
Accounts receivable	(28,706)	4,211
Inventories	49,949	15,647
Income tax recoverable/payable	6,069	1,971
Prepaid expenses and other current assets	(331)	(4,621)
Accounts payable and accrued liabilities	(7,922)	(12,507)
Customer and other deposits	1,595	100
	20,654	4,801

Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	77	—
Dividends payable in kind on Series A Preferred Stock	1,700	—
Accrued cash dividends payable on Series A Preferred Stock	—	1,700

12.  Commitments and Contingencies

Product Recall

On November 20, 2017, Treehouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois titled Treehouse Foods, Inc. et al. v. SunOpta Grains and Food, Inc.  The Company was served with the Summons and Complaint on January 24, 2018.  After the Company removed the case to the United States District Court for the Northern District of Illinois, the plaintiffs filed an Amended Complaint on April 23, 2018, and a second Amended Complaint on October 12, 2018.  The plaintiffs allege economic damages resulting from the Company's 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for listeria monocytogenes contamination.  The plaintiffs brought claims for breach of contract, express and implied warranties and product guarantees, negligence, strict liability, negligent misrepresentation, and indemnity seeking $16.2 million in damages.  There are no allegations of personal injury.  On March 29, 2019, the court dismissed the plaintiffs' claims for negligence, strict liability, negligent misrepresentation, and common law indemnity.  The Company is vigorously defending itself against the remaining contract and warranty-based claims.  The Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

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
SUNOPTA INC.	21	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
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

With these changes, the composition of the Company's three operating segments is as follows:

  Global Ingredients includes the sourcing and sale of organic and non-GMO ingredients, including fruits, vegetables, oils, fats, coffee, nuts, dried fruits, sugars, liquid sweeteners, seeds, grains, rice and pulses, and the processing of value-added ingredients including cocoa liquor, butter and powder, sunflower kernel, oil and cakes, sesame seeds, and avocado oil.  In addition, it includes third-party co-manufacturing arrangements to produce consumer-packaged premium juice products (including private label orange juices, lemonades, and functional waters), utilizing internally-sourced raw materials.  It also included the operations of the soy and corn business that was sold in 2019.
  Plant-Based Foods and Beverages includes plant-based beverages and liquid and dry ingredients (utilizing almond, soy, coconut, oat, hemp, and other bases), as well as broths, teas and nutritional beverages.  In addition, it includes packaged dry- and oil-roasted inshell sunflower and sunflower kernels, as well as corn-, soy- and legume-based roasted snacks, and the processing and sale of raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages includes individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, blends, and other berries), IQF and bulk frozen fruit for foodservice (including purées, fruit cups and smoothies), and custom fruit preparations for industrial use.  In addition, it includes fruit snacks, including bars, twists, ropes and bite-sized varieties.

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
SUNOPTA INC.	22	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Revenues and Operating Income

Reportable segment operating results for the quarters ended March 28, 2020 and March 30, 2019 were as follows:

	Quarter ended
	March 28, 2020
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	128,352	106,242	101,355	335,949
Segment operating income (loss)	8,114	13,853	(4,702)	17,265
Corporate Services				(5,806)
Other income, net (see note 9)				1,298
Interest expense, net				(8,280)
Earnings before income taxes				4,477

	Quarter ended
	March 30, 2019
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	134,842	81,276	89,157	305,275
Segment operating income (loss)	6,543	2,528	(5,605)	3,466
Corporate Services				(3,146)
Other income, net (see note 9)				43,512
Interest expense, net				(8,739)
Earnings before income taxes				35,093

Segment Depreciation and Amortization

Depreciation and amortization by reportable segment for the quarters ended March 28, 2020 and March 30, 2019 was as follows:

	Quarter ended
	March 28, 2020	March 30, 2019
	$	$
Global Ingredients	1,197	1,469
Plant-Based Foods and Beverages	2,368	1,477
Fruit-Based Foods and Beverages	4,136	4,228
Total segment depreciation and amortization	7,701	7,174
Corporate Services	1,221	1,128
Total depreciation and amortization	8,922	8,302
SUNOPTA INC.	23	March 28, 2020

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 28, 2020 and March 30, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

14. Subsequent Event

Series B Preferred Stock

On April 15, 2020, the Company and SunOpta Foods entered into a subscription agreement (the "Series B Subscription Agreement") with Oaktree and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP (collectively, "Engaged"), which contemplated the issuance by SunOpta Foods of shares of exchangeable, voting Series B-1 Preferred Stock and exchangeable, voting Series B-2 Preferred Stock (together with the Series B-1 Preferred Stock, the "Series B Preferred Stock"). The Series B Preferred Stock ranks on par with the Series A Preferred Stock.

On April 24, 2020, pursuant to the Series B Subscription Agreement, SunOpta Foods issued 15,000 shares of Series B-1 Preferred Stock to each of Oaktree and Engaged for aggregate consideration of $30.0 million and 30,000 shares total. The Series B-1 Preferred Stock has a stated value and initial liquidation preference of $1,000 per share. Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029 and 10.0% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to September 30, 2029, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the liquidation preference. The failure to pay dividends in cash for any quarter ending after September 30, 2029 will be an event of non-compliance.

At any time, the Series B-1 Preferred Stock may be exchanged, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the liquidation preference divided by $2.50 (such price, the "Series B-1 Exchange Price" and such quotient, the "Series B-1 Exchange Rate"). As at April 24, 2020, the aggregate shares of Series B-1 Preferred Stock outstanding were exchangeable into 12,000,000 Common Shares. The Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Exchange Price, provided that the Exchange Price may not be lower than $2.00 (subject to adjustment in certain circumstances).

SunOpta Foods may cause the holders of the Series B-1 Preferred Stock to exchange all of their shares of Series B-1 Preferred Stock into a number of Common Shares equal to the number of shares of Series B-1 Preferred Stock outstanding multiplied by the Series B-1 Exchange Rate if (i) fewer than 10% of the shares of Series B-1 Preferred Stock issued on April 24, 2020 remain outstanding, or (ii) on or after April 24, 2023, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Series B-1 Exchange Price then in effect. At any time, if a holder of Series B Preferred Stock elects to exchange, or SunOpta Foods causes an exchange of Series B Preferred Stock, the number of Common Shares delivered to each applicable holder may not cause such holder’s beneficial ownership to exceed 19.99% of the Common Shares that would be outstanding immediately following such exchange (the “Series B Exchange Cap”).

At any time on or after April 24, 2025, SunOpta Foods may redeem all of the Series B-1 Preferred Stock for an amount per share equal to the value of the liquidation preference of the Series B-1 Preferred Stock at such time, plus accrued and unpaid dividends.

The Company has the right, but not the obligation, to require each of Oaktree and Engaged to purchase its proportionate share of up to 15,000 shares of Series B-2 Preferred Stock for aggregate consideration of up to $30.0 million, and up to 30,000 shares total, by giving notice to Oaktree and Engaged on or before July 15, 2020. The exchange price for the Series B-2 Preferred Stock (such price, the "Series B-2 Exchange Price") will initially be that amount which is equal to a 30% premium to the 15-day volume-weighted average price of the Common Shares determined as at the date of notice, provided that the Series B-2 Exchange Price cannot be less than $2.00 or greater than $3.50 per underlying Common Share. The dividend terms on the Series B-2 Preferred Stock would be the same as the Series B-1 Preferred Stock. Oaktree and Engaged will be entitled to vote the Series B Preferred Stock with the Common Shares on an as-exchanged basis, subject to a permanent 19.99% voting cap. As a result of the voting cap, each of Oaktree and Engaged will only be able to vote its Series B Preferred Stock to the extent that, when taken together with any other voting securities each investor controls, such votes do not exceed 19.99% of the votes eligible to be cast by all security holders of the Company. On April 24, 2020, the Company designated Special Shares, Series 2 to serve as the mechanism for attaching exchanged voting to the Series B Preferred Stock. The Special Shares, Series 2 entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holders of Common Shares, voting together as a single class, subject to certain exceptions. The Special Shares, Series 2 are not transferrable and the voting rights associated with the Special Shares, Series 2 will terminate upon the transfer of the shares of Series B Preferred Stock to a third party, other than an affiliate of Oaktree or Engaged, as applicable. On April 24, 2020, 6,000,000 Special Shares, Series 2 were issued to Engaged, equal to the number of Common Shares issuable to Engaged on the exchange of all of the shares of Series B-1 Preferred Stock held by it, and no Special Shares, Series 2 were issued to Oaktree, as Oaktree was subject to the Series B Exchange Cap.

SUNOPTA INC.	24	March 28, 2020

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended March 28, 2020 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 ("Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 6, 2020.

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

  Global Ingredients - We sell organic and non-GMO ingredients sourced from over 60 origins around the world. Our portfolio includes fruits, vegetables, oils, fats, coffee, nuts, dried fruits, sugars, liquid sweeteners, seeds, grains, rice and pulses. In addition, utilizing our own production facilities, we process value-added ingredients including cocoa liquor, butter and powder, sunflower kernel, oil and cakes, sesame seeds, and avocado oil. We also engage with third-party co-manufacturers to produce consumer-packaged premium juice products (including private label orange juices, lemonades, and functional waters), utilizing internally-sourced raw materials.
SUNOPTA INC.	25	March 28, 2020

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and dry ingredients (utilizing almond, soy, coconut, oat, hemp, and other bases), as well as broths, teas and nutritional beverages. In addition, we package dry- and oil-roasted inshell sunflower and sunflower kernels, as well as corn-, soy- and legume-based roasted snacks, and we process and sell raw sunflower inshell and kernel for food and feed applications.

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

The segment information presented in this MD&A for the quarter ended March 30, 2019 has been restated to conform with the preceding changes to our operating structure.

Impact of COVID-19

The 2019 novel coronavirus (COVID-19) global pandemic began to impact our operations late in the first quarter of 2020 and is likely to have a significant effect on our business and results.

To contain the spread of COVID-19, various levels of government around the world have imposed mandatory restrictions, including business closures, shelter-in-place orders, and physical distancing protocols. These measures have produced significant shifts in the mix of our business, resulting in lower demand for our food and beverage products from the foodservice channel due to the closure of many foodservice outlets, and an increase in demand from retail customers as consumers increase their at-home food and beverage consumption. While not having a material effect on our results for the first quarter, these demand shifts could potentially have a negative impact on our results for the second quarter, as the full effect of COVID-19 is realized. This volatility in demand may extend beyond the second quarter depending on the duration and scope of the pandemic. In addition, in the first quarter we recorded an incremental $1.0 million reserve to reflect increased risk of customer credit losses due to weaker economic conditions and uncertainty caused by COVID-19.

Our priority has been the health and safety of our employees and we have put preventative measures in place at each of our plants and expanded our sick leave policies. In addition, we are providing pay premiums and bonuses to our plant workers. We are incurring additional costs and impacts to productivity due to these measures and employee absences, although these factors were not material to our first quarter results. For our office employees, we have implemented remote work arrangements and restricted business travel since mid-March. These arrangements have not materially affected our ability to maintain our business operations, including the operation of financial reporting systems and internal controls.

To date, we have not experienced any material impact from plant closures, as our manufacturing facilities have largely been exempt from government closure orders. In addition, we have engaged actively with the various elements of our supply chain, including raw material and packaging suppliers, contract manufacturers, and logistics and transportation providers, to ensure we are able to meet customer demand for our products. However, we may experience disruptions and higher costs in our supply chain and potential extended closures of our key manufacturing facilities as the pandemic continues, which we may not be able to mitigate. In addition, the supply and field pricing related to the 2020 raw fruit crop from California, beginning in the second quarter, may be negatively impacted if COVID-19 conditions affect the migrant workforce for farms and production facilities in the U.S.

During the first quarter, we experienced increased volatility in foreign currency exchange rates and commodity prices, which we believe is in part related to the uncertainties from COVID-19, as well as actions taken by governments and central banks in response to COVID-19. Certain foreign currencies depreciated significantly against the U.S. dollar in March 2020, including the Mexican peso, which was down over 20%, resulting in foreign exchange losses related to our Mexican frozen fruit operations of $2.0 million in the month of March and $2.3 million in the first quarter. In April 2020, we entered into a combination of foreign currency put and call option contracts (a zero-cost collar) to hedge our exposure to fluctuations in the Mexican peso related to our purchases of inventory from Mexico through the remainder of 2020. Commodity cocoa futures also experienced a significant decline in market price in March 2020, which resulted in gains to our first quarter results of $2.1 million in the month of March and $1.3 million in the first quarter. We expect continued volatility in foreign currency exchange rates and commodity prices during 2020, though we cannot reasonably estimate the duration or extent of that volatility.

SUNOPTA INC.	26	March 28, 2020

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. At the end of the first quarter, we had approximately $63 million of availability under our Global Credit Facility. In addition, as described below under the heading "Liquidity and Capital Resources," after quarter-end we raised $30.0 million through the issuance of the first tranche of Series B Preferred Stock, and we have the option to issue a second tranche for up to an additional $30.0 million. We believe these funds, together with ongoing working capital efficiency initiatives, will provide adequate liquidity as we manage through the current economic environment.

Overall, based on information available to us as of the date of this report, we believe that we will continue to be able to deliver our products to our customers on a timely basis, while meeting our financial obligations. However, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its ultimate impact on the global economy and our business.

Value Creation Plan

The following table summarizes costs incurred by type under the Value Creation Plan that were charged to expense for the quarters ended March 28, 2020 and March 30, 2019:

		Employee
	Asset	recruitment,
	impairments	retention and
	and facility	termination	Professional
	closure costs	costs	fees	Total
For the quarter ended	$	$	$	$
March 28, 2020
Selling, general and administrative expenses	—	485	551	1,036
Other expense	389	570	—	959
Total	389	1,055	551	1,995

March 30, 2019
Selling, general and administrative expenses	—	109	94	203
Other expense	256	1,399	—	1,655
Total	256	1,508	94	1,858

For more information regarding the Value Creation Plan, see note 4 to the unaudited consolidated financial statements included in this report.

Acquisition of Sanmark B.V.

On April 1, 2019, we acquired 100% of the outstanding shares of Sanmark B.V. ("Sanmark") for $3.3 million, net of cash acquired, which was financed through existing credit facilities. Sanmark is a sourcing and trading business focused on organic oils for the food, pharmacy, and cosmetic industries, generating most of its sales in the European and Asia-Pacific markets. The operations of Sanmark have been integrated into our organic ingredients operations based in the Netherlands, and the results of operations of Sanmark have been included in Global Ingredients since the date of acquisition.

Sale of Soy and Corn Business

On February 22, 2019, our subsidiary, SunOpta Grains and Foods Inc., completed the sale of our specialty and organic soy and corn business to Pipeline Foods, LLC for $66.5 million, subject to certain post-closing adjustments, which resulted in an pre-tax gain on sale of $45.6 million recognized in the first quarter of 2019. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of Global Ingredients. For the period ended February 22, 2019, the soy and corn business generated revenues and gross profit of $10.3 million and $0.2 million, respectively, and reported an operating loss of $0.2 million (excluding management fees charged by Corporate Services). The net proceeds from this transaction were initially used to repay borrowings and increase availability under our Global Credit Facility (as described below under the heading "Liquidity and Capital Resources").

SUNOPTA INC.	27	March 28, 2020

Consolidated Results of Operations for the Quarters Ended March 28, 2020 and March 30, 2019

	March 28, 2020	March 30, 2019	Change	Change
	$	$	$	%
Revenues
Global Ingredients	128,352	134,842	(6,490)	-4.8%
Plant-Based Foods and Beverages	106,242	81,276	24,966	30.7%
Fruit-Based Foods and Beverages	101,355	89,157	12,198	13.7%
Total revenues	335,949	305,275	30,674	10.0%

Gross Profit
Global Ingredients	16,547	14,692	1,855	12.6%
Plant-Based Foods and Beverages	21,071	10,496	10,575	100.8%
Fruit-Based Foods and Beverages	6,102	3,018	3,084	102.2%
Total gross profit	43,720	28,206	15,514	55.0%

Segment operating income (loss)(1)
Global Ingredients	8,114	6,543	1,571	24.0%
Plant-Based Foods and Beverages	13,853	2,528	11,325	448.0%
Fruit-Based Foods and Beverages	(4,702)	(5,605)	903	16.1%
Corporate Services	(5,806)	(3,146)	(2,660)	-84.6%
Total segment operating income	11,459	320	11,139	3480.9%

Other income, net	(1,298)	(43,512)	42,214	97.0%
Earnings before the following	12,757	43,832	(31,075)	-70.9%
Interest expense, net	8,280	8,739	(459)	-5.3%
Provision for income taxes	1,130	9,498	(8,368)	-88.1%
Net earnings(2),(3)	3,347	25,595	(22,248)	-86.9%
Loss attributable to non-controlling interests	(14)	(54)	40	74.1%
Earnings attributable to SunOpta Inc.	3,361	25,649	(22,288)	-86.9%
Dividends and accretion on Series A Preferred Stock	(2,025)	(1,995)	(30)	-1.5%

Earnings attributable to common shareholders(4)	1,336	23,654	(22,318)	-94.4%

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

SUNOPTA INC.	28	March 28, 2020

		Plant-Based	Fruit-Based
	Global	Foods and	Foods and	Corporate
	Ingredients	Beverages	Beverages	Services	Consolidated
	$	$	$	$	$
March 28, 2020
Segment operating income (loss)	8,114	13,853	(4,702)	(5,806)	11,459
Other income (expense), net	1,835	7	(920)	376	1,298
Earnings (loss) before the following	9,949	13,860	(5,622)	(5,430)	12,757

March 30, 2019
Segment operating income (loss)	6,543	2,528	(5,605)	(3,146)	320
Other income (expense), net	45,565	(826)	(290)	(937)	43,512
Earnings (loss) before the following	52,108	1,702	(5,895)	(4,083)	43,832

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

The following table presents a reconciliation of adjusted earnings/loss from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.  In addition, in recognition of the sale of the soy and corn business (as described above under the heading "Sale of Soy and Corn Business"), we have prepared this table in a columnar format to present the effect of the disposal of this business on our consolidated results for the quarter ended March 30, 2019.  We believe this presentation assists investors in assessing the results of the operations we have disposed of and the effect of those operations on our financial performance.

SUNOPTA INC.	29	March 28, 2020

	Excluding
	disposed operations		Disposed operations		Consolidated
		Per Diluted Share		Per Diluted Share		Per Diluted Share
For the quarter ended	$	$	$	$	$	$
March 28, 2020
Net earnings	3,347		—		3,347
Loss attributable to non-controlling interests	14		—		14
Dividends and accretion of Series A Preferred Stock	(2,025)		—		(2,025)
Earnings attributable to common shareholders	1,336	0.01	—	—	1,336	0.01

Adjusted for:
Contingent consideration settlement(a)	(2,286)		—		(2,286)
Costs related to the Value Creation Plan(b)	1,995		—		1,995
Other(c)	29		—		29
Net income tax effect(d)	(135)		—		(135)
Adjusted earnings	939	0.01	—	—	939	0.01

March 30, 2019
Net earnings (loss)	(7,201)		32,796		25,595
Loss attributable to non-controlling interests	54		—		54
Dividends and accretion of Series A Preferred Stock	(1,995)		—		(1,995)
Earnings (loss) attributable to common shareholders	(9,142)	(0.10)	32,796	0.33	23,654	0.26

Adjusted for:
Gain on sale of soy and corn business(e)	—		(45,579)		(45,579)
Costs related to Value Creation Plan(f)	1,858		—		1,858
Product withdrawal and recall costs(g)	260		—		260
Contract manufacturer transition costs(h)	88		—		88
Other(i)	152		—		152
Net income tax effect(d)	(826)		12,489		11,663
Adjusted loss	(7,610)	(0.09)	(294)	—	(7,904)	(0.09)

(a) Reflects a gain on the settlement of the remaining earn-out obligation related to our acquisition of Citrusource LLC ("Citrusource") in 2015, which was recorded in other income.

(b) Reflects employee retention costs of $0.5 million and professional fees of $0.6 million recorded in SG&A expenses; and employee termination costs of $1.0 million (offset by a $0.5 million reversal of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), and facility closure costs of $0.4 million recorded in other expense.

(c) Other includes losses on the disposal of assets, which were recorded in other expense.

(d) Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% for the quarter ended March 28, 2020 (March 30, 2019 - 27%) on adjusted earnings/loss before tax.

(e) Reflects the gain on sale of the soy and corn business, net of transaction costs, which was recorded in other income.

(f) Reflects professional fees and employee retention costs of $0.2 million recorded in SG&A expenses; and employee termination costs of $2.9 million, recruitment costs of $0.6 million, and facility closure costs of $0.3 million, offset by a $2.1 million reversal of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees, all recorded in other expense.

(g) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in the second quarter of 2016, which were recorded in other expense.

(h) Reflects costs to transition certain production activities to a new contract manufacturer, which were recorded in cost of goods sold.

(i) Other included insurance deductibles, which were recorded in other expense.

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

(3) We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation and asset impairment charges, as well as other unusual items that affect the comparability of operating performance.  We also use this measure to review and assess our progress under the Value Creation Plan and to assess operating performance in connection with our employee incentive programs.  In addition, we are subject to certain restrictions on incurring additional indebtedness based on availability and metrics that include in their calculation a measure of EBITDA.  We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)).  The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.  In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of the disposal of the soy and corn business on our consolidated results for the quarter ended March 30, 2019.  We believe this presentation assists investors in assessing the results of the operations we have disposed of and the effect of those operations on our financial performance.

SUNOPTA INC.	30	March 28, 2020

	Excluding
	disposed operations	Disposed operations	Consolidated
For the quarter ended	$	$	$
March 28, 2020
Net earnings	3,347	—	3,347
Provision for income taxes	1,130	—	1,130
Interest expense, net	8,280	—	8,280
Other income, net	(1,298)	—	(1,298)
Total segment operating income	11,459	—	11,459
Depreciation and amortization	8,922	—	8,922
Stock-based compensation(a)	2,906	—	2,906
Costs related to Value Creation Plan(b)	1,036	—	1,036
Adjusted EBITDA	24,323	—	24,323

March 30, 2019
Net earnings (loss)	(7,201)	32,796	25,595
Provision for (recovery of) income taxes	(2,879)	12,377	9,498
Interest expense, net	8,739	—	8,739
Other expense (income), net	2,067	(45,579)	(43,512)
Total segment operating income (loss)	726	(406)	320
Depreciation and amortization	8,173	129	8,302
Stock-based compensation(a)	1,939	—	1,939
Costs related to Value Creation Plan(b)	203	—	203
Contract manufacturer transition costs(c)	88	—	88
Adjusted EBITDA	11,129	(277)	10,852

(a) For the first quarters of 2020 and 2019, stock-based compensation of $2.9 million and $1.9 million, respectively, was recorded in SG&A expenses, and the reversal of $0.5 million and $2.1 million, respectively, of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(b) For the first quarters of 2020 and 2019, reflects professional fees and employee retention costs of $1.0 million and $0.2 million, respectively, recorded in SG&A expenses.

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

SUNOPTA INC.	31	March 28, 2020

Revenues for the quarter ended March 28, 2020 increased by 10.0% to $335.9 million from $305.3 million for the quarter ended March 30, 2019.  Excluding the impact on revenues of the sale of the soy and corn business and the acquisition of Sanmark (a net decrease in revenues of $7.3 million), and changes in foreign exchange rates (a decrease in revenues of $1.2 million) and commodity-related pricing (a decrease in revenues of $0.2 million), revenues increased by 13.2% in the first quarter of 2020, compared with the first quarter of 2019.  Revenues increased on an adjusted basis across all segments of the business, reflecting the expansion of plant-based beverage and broth offerings, growth in plant-based ingredient extraction volumes, higher volumes of organic ingredients and premium juice products, and increased retail volumes and sales pricing for frozen fruit, together with higher sales of fruit snacks, fruit ingredients and sunflower and roasted snacks.

Gross profit increased $15.5 million, or 55.0%, to $43.7 million for the quarter ended March 28, 2020, compared with $28.2 million for the quarter ended March 30, 2019.  As a percentage of revenues, gross profit for the quarter ended March 28, 2020 was 13.0% compared to 9.2% for the quarter ended March 30, 2019, an increase of 3.8%.  Gross profit and gross profit percentage increased across all segments of the business, reflecting higher sales and production volumes of plant-based beverages, broths and plant-based ingredients, and improved plant utilization and productivity-driven cost savings in the Plant-Based Foods and Beverages segment, together with increased sales pricing and volumes within the Fruit-Based Foods and Beverages segment, and increased pricing spreads and productivity improvements for organic ingredients and premium juice products in the Global Ingredients segment.

For the quarter ended March 28, 2020, we realized total segment operating income of $11.5 million, compared with total segment operating income of $0.3 million for the quarter ended March 30, 2019.  The $11.2 million increase in total segment operating income reflected higher gross profit, as described above, partially offset by a year-over-year unfavorable foreign exchange impact of $3.4 million within our Mexican frozen fruit and European organic ingredient operations, due to declines in the Mexican peso and euro relative to the U.S. dollar, together with a $1.0 million incremental reserve for credit losses included in SG&A expenses, due to a weaker economic outlook.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information".

Other income for the quarter ended March 28, 2020 of $1.3 million reflected a $2.3 million gain on the settlement of a remaining earn-out obligation that arose from our acquisition of Citrusource in 2015, partially offset by employee termination and facility closure costs.  Other income for the quarter ended March 30, 2019 of $43.5 million reflected the pre-tax gain on sale of the soy and corn business of $45.6 million, partially offset mainly by employee termination and recruitment costs.

Net interest expense decreased by $0.4 million to $8.3 million for the quarter ended March 28, 2020, compared with $8.7 million for the quarter ended March 30, 2019.  Interest expense included the amortization of debt issuance costs of $0.9 million and $0.7 million in the first quarters of 2020 and 2019, respectively.  The year-over-year decrease in net interest expense reflected lower average borrowings under our line of credit facilities, together with interest income received on a tax refund in the first quarter of 2020.

We recognized a provision of income tax of $1.1 million for the quarter ended March 28, 2020, compared with a recovery of income taxes of $9.5 million for the quarter ended March 30, 2019.  The effective tax rate was 25.2% in the first quarter of 2020, compared with 27.1% in the first quarter of 2019.

On a consolidated basis, we realized earnings attributable to common shareholders of $1.3 million (diluted earnings per share of $0.01) for the quarter ended March 28, 2020, compared with earnings attributable to common shareholders of $23.7 million (diluted earnings per share of $0.26) for the quarter ended March 30, 2019.

For the quarter ended March 28, 2020, adjusted earnings were $0.9 million, or $0.01 per diluted share, compared with adjusted loss of $7.9 million, or $0.09 per diluted share, for the quarter ended March 30, 2019.  Excluding the results of the disposed soy and corn operations, adjusted loss was $7.6 million, or $0.09 per diluted share, for the quarter ended March 30, 2019.  Adjusted EBITDA of $24.3 million for the quarter ended March 28, 2020 more than doubled adjusted EBITDA of $10.9 million for the quarter ended March 30, 2019.  Excluding disposed operations, adjusted EBITDA was $11.1 million for the quarter ended March 30, 2019.  Adjusted earnings and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	32	March 28, 2020

Segmented Operations Information

Global Ingredients
For the quarter ended	March 28, 2020	March 30, 2019	Change	% Change

Revenues	$128,352	$134,842	$(6,490)	-4.8%
Gross profit	16,547	14,692	1,855	12.6%
Gross profit %	12.9%	10.9%		2.0%

Operating income	$8,114	$6,543	$1,571	24.0%
Operating income %	6.3%	4.9%		1.4%

Global Ingredients contributed $128.4 million in revenues for the quarter ended March 28, 2020, compared to $134.8 million for the quarter ended March 30, 2019, a decrease of $6.5 million, or 4.8%.  Excluding the impact on revenues of the sale of the soy and corn business and acquisition of Sanmark (a net decrease in revenues of $7.3 million) and commodity-related pricing and foreign exchange rate movements (a decrease in revenues of $6.3 million), Global Ingredients revenues increased approximately 5.5%.  The table below explains the decrease in reported revenues:

Global Ingredients Revenue Changes
Revenues for the quarter ended March 30, 2019	$134,842
Impact of the sale of the soy and corn business	(10,346)
Decreased commodity pricing for organic ingredients	(5,070)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar period-over-period	(1,213)
Increased sales volumes of organic ingredients including cocoa (reflecting increased production volumes of cocoa ingredients and sales of cocoa beans), oils (including incremental revenues from Sanmark and increased production volumes of sunflower oil), as well as seeds and nuts, partially offset by lower volumes of animal feed (due to the exit from underperforming bulk grain categories), fruit juice concentrates and coffee	6,641
Higher sales volumes and pricing for premium juice products	3,498
Revenues for the quarter ended March 28, 2020	$128,352

Gross profit in Global Ingredients increased by $1.9 million to $16.5 million for the quarter ended March 28, 2020, compared to $14.7 million for the quarter ended March 30, 2019, and the gross profit percentage increased by 2.0% to 12.9%.  Excluding the impact on gross profit of the sale of the soy and corn business, the gross profit percentage would have been 11.6% in the first quarter of 2019.  The increase in gross profit percentage excluding the soy and corn business reflected increased pricing spreads and manufacturing efficiencies for certain organic ingredients, and higher sales pricing and lower bottling costs for premium juice products.  The table below explains the increase in gross profit:

SUNOPTA INC.	33	March 28, 2020

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended March 30, 2019	$14,692
Higher pricing spreads on seeds and nuts, and increased volumes of cocoa, oils, seeds and nuts, together with increased production volumes and manufacturing efficiencies in our cocoa and sunflower operations, and cocoa commodity hedging gains ($0.1 million), partially offset by lower margin cocoa bean and animal feed sales, and lower volumes and pricing for fruit juice concentrates and coffee	1,191
Higher sales volumes and pricing, and lower bottling costs for premium juice products	856
Impact of the sale of the soy and corn business	(192)
Gross profit for the quarter ended March 28, 2020	$16,547

Operating income in Global Ingredients increased by $1.6 million, or 24.0%, to $8.1 million for the quarter ended March 28, 2020, compared to $6.5 million for the quarter ended March 30, 2019.  The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended March 30, 2019	$6,543
Increase in gross profit, as explained above	1,855
Favorable foreign exchange impact on euro-denominated SG&A expenses, and lower spending associated with travel and marketing activities, together with SG&A reductions from the sale of the soy and corn business	538
Decrease in corporate cost allocations	304
Net foreign exchange losses on the revaluation of U.S. dollar-denominated receivable and payable balances, together with a $0.4 million decrease in marked-to-market gains related to forward currency contracts	(1,126)
Operating income for the quarter ended March 28, 2020	$8,114

Looking forward, we believe Global Ingredients is positioned to take advantage of opportunities in the growing organic and non-GMO food categories.  We intend to invest in ingredient categories where we have strong positions, including cocoa, oil and coffee, while rationalizing certain underperforming categories, such as animal feed.  For the balance of 2020, we could potentially experience increased demand for organic ingredients from food manufacturers in North America, as those manufacturers replenish inventories at the retail level that were depleted in the first quarter due to the consumer response to COVID-19.  This demand may be offset by lower premium juice volumes due to the loss of some volume with customers, as well as softer market conditions for organic ingredients in Europe.  In addition, COVID-19 is expected to put pressure on coffee volumes and pricing due to the closure of many foodservice outlets.  The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, fluctuations in foreign currency exchange rates, commodity prices and availability of raw materials, potential competitive pressures, and general economic and political conditions globally and in the markets in which we do business, along with the other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	34	March 28, 2020

Plant-Based Foods and Beverages
For the quarter ended	March 28, 2020	March 30, 2019	Change	% Change

Revenues	$106,242	$81,276	$24,966	30.7%
Gross profit	21,071	10,496	10,575	100.8%
Gross profit %	19.8%	12.9%		6.9%

Operating income	$13,853	$2,528	$11,325	448.0%
Operating income %	13.0%	3.1%		9.9%

Plant-Based Foods and Beverages contributed $106.2 million in revenues for the quarter ended March 28, 2020, compared to $81.3 million for the quarter ended March 30, 2019, an increase of $25.0 million, or 30.7%.  Excluding the impact on revenues of changes in sunflower commodity-related pricing (an increase in revenues of $0.8 million), Plant-Based Foods and Beverages revenues increased approximately 29.7%.  The table below explains the increase in reported revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended March 30, 2019	$81,276
Higher sales volumes of plant-based beverages and everyday broth offerings, including output from additional aseptic processing capacity that came on-line in the third quarter of 2019, as well as increased demand for plant-based ingredients	23,218
Higher volumes of roasted snacks and ingredients, and retail birdfeed, partially offset by lower volumes of sunflower inshell and kernel	930
Increased commodity pricing for sunflower	818
Revenues for the quarter ended March 28, 2020	$106,242

Gross profit in Plant-Based Foods and Beverages more than doubled to $21.1 million for the quarter ended March 28, 2020, compared to $10.5 million for the quarter ended March 30, 2019, and the gross profit percentage increased by 6.9% to 19.8%.  The increase in the gross profit percentage reflected strong production volumes, improved plant utilization and productivity-driven cost savings within our plant-based beverage and ingredient extraction operations, and improved margin performance within our roasting operations.  The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended March 30, 2019	$10,496
Higher sales volumes, plant utilization and productivity improvements within our plant-based beverage and ingredient extraction operations	9,969
Higher sales volumes of roasted snacks and ingredients, and increased plant utilization within our roasting operations	606
Gross profit for the quarter ended March 28, 2020	$21,071

Operating income in Plant-Based Foods and Beverages increased by $11.4 million to $13.9 million for the quarter ended March 28, 2020, compared to $2.5 million for the quarter ended March 30, 2019. The table below explains the increase in operating income:

SUNOPTA INC.	35	March 28, 2020

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended March 30, 2019	$2,528
Increase in gross profit, as explained above	10,575
Decrease in corporate cost allocations	675
Impact of workforce reductions and other cost savings initiatives, mostly offset by a reserve for credit losses due to weaker economic conditions	75
Operating income for the quarter ended March 28, 2020	$13,853

Looking forward we believe the markets targeted by our Plant-Based Foods and Beverages segment have long-term growth potential.  COVID-19 is expected to cause significant demand volatility within our plant-based beverage operations for the duration of the pandemic. We have already experienced a significant decline in orders from many foodservice customers beginning in the second quarter, offset by strong retail demand as retailers rebuild inventory levels depleted in the first quarter by consumers to meet higher at-home consumption. We expect this may be followed by a period of potential retail softness as consumers use existing home inventories and demand potentially returns to more normal levels. In addition, we expect that some new product launches planned for 2020 may be cancelled or delayed as customers focus on managing the COVID-19 impacts to their businesses.  Despite the impacts of the COVID-19 pandemic, we expect to see significant year-over-year growth in revenues and gross profit from our plant-based beverage and ingredient operations in 2020, including the benefit from a full-year output from two new aseptic processing lines that were commissioned at our Allentown, Pennsylvania, plant-based beverage facility in the third quarter of 2019.  In addition, we believe we are on-track to execute several major capital projects in 2020 to further increase our aseptic processing capacity and expand our ingredient extraction capabilities.  The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, customer actions, consumer behaviours, competitive pressures, inability to obtain financing to support planned capital projects, unexpected delays in executing on our capital projects, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

Fruit-Based Foods and Beverages
For the quarter ended	March 28, 2020	March 30, 2019	Change	% Change

Revenues	$101,355	$89,157	$12,198	13.7%
Gross profit	6,102	3,018	3,084	102.2%
Gross profit %	6.0%	3.4%		2.6%

Operating loss	$(4,702)	$(5,605)	$903	16.1%
Operating loss %	-4.6%	-6.3%		1.7%

Fruit-Based Foods and Beverages contributed $101.4 million in revenues for the quarter ended March 28, 2020, compared to $89.2 million for the quarter ended March 30, 2019, an increase of $12.2 million, or 13.7%.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $4.1 million), Fruit-Based Foods and Beverages revenues increased approximately 9.1%.  The table below explains the increase in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended March 30, 2019	$89,157
Increased volumes and sales pricing for frozen fruit into the retail channel, together with increased demand for fruit ingredients from yogurt producers, partially offset by lower demand for frozen fruit and fruit preparations from foodservice customers	6,338
Increase in commodity pricing for raw fruit	4,083
Higher sales volumes of fruit snack products due to customer promotions	1,777
Revenues for the quarter ended March 28, 2020	$101,355

SUNOPTA INC.	36	March 28, 2020

Gross profit in Fruit-Based Foods and Beverages more than doubled to $6.1 million for the quarter ended March 28, 2020, compared to $3.0 million for the quarter ended March 30, 2019, and the gross profit percentage increased by 2.6% to 6.0%.  The increase in the gross profit percentage primarily reflected increased sales pricing for frozen fruit, partially offset by the higher cost of frozen fruit carried over from the 2019 crop cycle, which reflected a limited supply of strawberries due to weather-related shortages, and slightly lower production volumes and plant utilization within our fruit snacks operations.  The table below explains the increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended March 30, 2019	$3,018
Impact of higher sales volumes and pricing for frozen fruit, and increased sales volumes for fruit ingredients, partially offset by the higher cost of frozen fruit carried over from the 2019 crop cycle (approximately $1.9 million)	2,925
Higher sales volumes for fruit snacks, partially offset by lower production volumes and plant utilization	159
Gross profit for the quarter ended March 28, 2020	$6,102

Operating loss in Fruit-Based Foods and Beverages decreased by $0.9 million to $4.7 million for the quarter ended March 28, 2020, compared to $5.6 million for the quarter ended March 30, 2019. The table below explains the decrease in operating loss:

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the quarter ended March 30, 2019	$(5,605)
Increase in gross profit, as explained above	3,084
Decrease in corporate cost allocations	737
Unfavorable foreign exchange impact on our frozen fruit operations in Mexico due to a decline in the value of the Mexican peso, together with a reserve for credit losses due to weaker economic conditions, partially offset by the impact of headcount reductions and other cost-saving initiatives	(2,918)
Operating loss for the quarter ended March 28, 2020	$(4,702)

Looking forward we expect sequential margin improvement in the Fruit-Based Foods and Beverages segment in 2020, as we realize the full effect of pricing actions on frozen fruit taken in 2019, together with expected labor cost savings in 2020 from new plant automation initiatives and improved cost of processing the 2020 strawberry crop compared to 2019.  We believe that shelter-in-place orders due to COVID-19 may reduce consumer demand for, and access to, fresh fruit, while potentially increasing the availability of, and consumer preference for, retail frozen fruit.  If so, we could experience increased demand for frozen fruit and fruit ingredients from our current retail and food manufacturing customers due to COVID-19, and we may benefit from spot opportunities for additional frozen fruit sales to new retail customers.  However, any increase in demand for frozen fruit and fruit ingredients from retail and food manufacturing customers will likely be partially offset by the reduced demand we are experiencing for frozen fruit and fruit preparations from the foodservice channel due to outlet closures.  The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, customer actions, consumer behaviours, competitive pressures, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	37	March 28, 2020

Corporate Services
For the quarter ended	March 28, 2020	March 30, 2019	Change	% Change

Operating loss	$(5,806)	$(3,146)	$(2,660)	-84.6%

Operating loss at Corporate Services increased by $2.7 million to $5.8 million for the quarter ended March 28, 2020, compared to a loss of $3.1 million for the quarter ended March 30, 2019. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended March 30, 2019	$(3,146)
Decrease in corporate cost allocations to SunOpta operating segments, as a result of lower corporate headcount and overhead costs	(1,716)
Increased stock-based compensation costs related to the initiation of an equity-based annual bonus plan for most employees commencing in the second quarter of 2019	(968)
Higher non-structural third-party professional fees and employee retention costs associated with the Value Creation Plan	(833)
Impact of headcount reductions and other cost-saving initiatives, together with favorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	857
Operating loss for the quarter ended March 28, 2020	$(5,806)

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

  Potential additional long-term financing, including leasing arrangements and the issuance of debt and/or equity securities including the option to issue up to $30.0 million of Series B-2 Preferred Stock (as described below); and

  Potential sales of businesses or assets.

On February 11, 2016, we entered a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity (the “Global Credit Facility”). On January 28, 2020, the credit agreement was amended to, among other things, extend the maturity date of the Global Credit Facility to March 31, 2022. The Global Credit Facility supports the working capital and general corporate needs of our global operations, in addition to funding strategic initiatives. The applicable margin in the Global Credit Facility ranges from 0.25% to 0.75% with respect to base rate and prime rate borrowings and from 1.25% to 1.75% for eurocurrency rate and bankers’ acceptance rate borrowings. In addition, in connection with the amendment of the credit agreement on January 28, 2020, the applicable margin rate on any loans under the Global Credit Facility is increased by an additional 0.50% while our total leverage ratio exceeds a specific threshold. Based on outstanding borrowings under the Global Credit Facility (as described below), the 50 basis-point increase in the margin rate will increase interest expense and reduce cash flows by approximately $1.1 million on an annualized basis.

SUNOPTA INC.	38	March 28, 2020

On September 19, 2017 and October 22, 2018, the Global Credit Facility was amended to add an additional $20 million U.S. asset-based credit subfacility (the "U.S. Subfacility"), which was fully drawn as of October 22, 2018.  Commencing on March 31, 2019, quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility.  Borrowings repaid under the U.S. Subfacility may not be borrowed again.  As at March 28, 2020, $6.7 million remained drawn on the U.S. Subfacility.  The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers' acceptance rate borrowings.

As at March 28, 2020, we had outstanding borrowings of $223.5 million (December 28, 2019 - $241.7 million) and available borrowing capacity of approximately $63 million (December 28, 2019 - $43 million) under the Global Credit Facility.  For more information on the Global Credit Facility, see note 7(1) to the unaudited consolidated financial statements included in this report.

As at March 28, 2020, we had borrowings of $1.3 million (€1.2 million) outstanding under a $6.6 million (€6.0 million) revolving credit facility used to fund the activities of our Bulgarian sunflower processing operations.  The maturity date of this annual facility was temporarily extended from April 30, 2020 to July 31, 2020 due to COVID-19 conditions. Our intention is to complete the renewal of this facility until April 30, 2021.  For more information on the Bulgarian credit facility, see note 7(2) to the unaudited consolidated financial statements included in this report.

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the "Notes").  As at March 28, 2020, the outstanding principal amount of the Notes was $223.5 million.  For more information on the Notes, see note 7(3) to the unaudited consolidated financial statements included in this report.

On October 7, 2016, SunOpta Foods issued 85,000 shares of Series A Preferred Stock (the "Series A Preferred Stock") for $85.0 million.  The Series A Preferred Stock had an initial liquidation preference of $1,000 per share and is exchangeable into shares of our common stock at an exchange price of US$7.50 per share.  Cumulative preferred dividends accrue daily on the Series A Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025, which presently equates to quarterly dividend distributions of approximately $1.7 million, and 12.5% of the liquidation preference thereafter.  Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to pay in kind by adding the amount that would have been paid to the liquidation preference.  For quarterly periods prior to the first quarter of 2020, dividends declared on the Series A Preferred Stock were paid in cash by SunOpta Foods.  For the first quarter of 2020, SunOpta Foods elected to declare a dividend on the Series A Preferred Stock to be paid in kind on May 12, 2020.  As a result, the aggregate liquidation preference of the outstanding Series A Preferred Stock will increase by $1.7 million.  For more information on the Series A Preferred Stock, see note 8 to the unaudited consolidated financial statements included in this report.

On April 10, 2020, we entered into a master lease agreement that provides up to $20 million of equipment financing to support the expansion of our plant-based ingredient extraction capabilities at our Alexandria, Minnesota, facility.  We expect this expansion to be competed, and the lease to commence, in the fourth quarter of 2020.

On April 15, 2020, we entered into a subscription agreement with funds managed by Oaktree Capital Management, L.P. (“Oaktree”) and Engaged Capital, LLC (“Engaged”), whereby Oaktree and Engaged will invest up to $60.0 million in shares of exchangeable, voting Series B Preferred Stock of SunOpta Foods. The Series B Preferred Stock ranks on par with the Series A Preferred Stock. On April 24, 2020, SunOpta Foods issued 15,000 shares of Series B-1 Preferred Stock to each of Oaktree and Engaged for aggregate consideration of $30.0 million, and 30,000 shares total. The Series B-1 Preferred Stock has an initial liquidation preference of $1,000 per share and is exchangeable into shares of our common stock at an exchange price of US$2.50 per share. In addition, we have the option, but not the obligation, to require that each of Oaktree and Engaged purchase its proportionate share of up to 15,000 shares of Series B-2 Preferred Stock for aggregate consideration of up to $30.0 million, and up to 30,000 shares total, by giving notice to Oaktree and Engaged on or before July 15, 2020. As of the filing date of this report, we have not exercised this option. Cumulative preferred dividends will accrue daily on the Series B Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029 and 10.0% of the liquidation preference thereafter. Prior to September 30, 2029, SunOpta Foods may pay dividends on the Series B Preferred Stock in cash or in kind. Proceeds from the issuance of Series B Preferred Stock will provide incremental liquidity given the general economic uncertainty due to COVID-19 and may be used to invest in our plant-based food and beverage business through capital projects to expand capacity. For more information on the Series B Preferred Stock, see note 14 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	39	March 28, 2020

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

Cash Flows

First Quarter of 2020 Compared to First Quarter of 2019

Net cash and cash equivalents increased $1.2 million in the first quarter of 2020 to $2.7 million as at March 28, 2020, compared with $1.5 million at December 28, 2019.

Cash provided by operating activities was $34.7 million in the first quarter of 2020, compared with $1.0 million in the first quarter of 2019, an increase in cash provided of $33.8 million, which reflected a year-over-year increase in operating results, before changes in working capital, of $17.9 million, together with a reduction in working capital of $15.9 million.  The year-over-year change in working capital reflected lower inventories of frozen fruit (due in part to a later harvest of Mexican strawberries) and ingredients (due to sales to reduce higher stocks of cocoa and coffee beans), together with the receipt of a $5.7 million income tax refund in the first quarter of 2020, partially offset by an increase in accounts receivables due to the relative timing of revenues within the quarters.

Excluding net proceeds of $64.9 million from the sale of the soy and corn business in the first quarter of 2019, cash used in investing activities related to capital expenditures was $9.7 million in the first quarter of 2020, compared with $7.9 million in the first quarter of 2019, an increase in cash used of $1.8 million.  Capital expenditures in the first quarter of 2020 included the expansion of our plant-based ingredient extraction capabilities, the addition of new automation at our frozen fruit processing facilities.

Cash used in financing activities was $23.9 million in the first quarter of 2020, compared with cash used of $55.1 million in the first quarter of 2019, a decrease in cash used of $31.2 million.  Net borrowings under our line of credit facilities decreased $19.8 million in the first quarter of 2020, reflecting our improved operating performance, together with lower working capital, partially offset by $2.1 million of debt issuance costs incurred in connection with the amendments to the Global Credit Facility.  The $54.7 million decrease in net borrowings under the line of credit facilities in the first quarter of 2019 reflected the initial application of the net proceeds from the soy and corn business.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since December 28, 2019.

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

SUNOPTA INC.	40	March 28, 2020

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of the Form 10-K. There have been no material changes to our exposures to market risks since December 28, 2019.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 28, 2020.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended March 28, 2020. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended March 28, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	41	March 28, 2020

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

For a discussion of legal proceedings, see note 12 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A.  Risk Factors

Certain risks associated with our operations are discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 28, 2019. Except as described below, there have been no material changes to the previously reported risk factors as of the date of this quarterly report. Our previously reported risk factors, together with the information below, should be carefully reviewed in connection with an evaluation of our Company.

Risks Related to Our Business

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business and financial results

Our business and financial results may be negatively impacted by the 2019 novel coronavirus (COVID-19) pandemic, including causing significant volatility in customer demand for our products, changes in consumer behaviour and preference, disruptions in our manufacturing and supply chain operations, disruptions to our business expansion plans, limitations on our employees' ability to work and travel, significant changes in the economic conditions in markets in which we operate and related currency and commodity volatility, and pressure on our liquidity. Despite our efforts to manage these impacts, they also depend on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects. As a result, we cannot reasonably estimate the negative impact of the COVID-19 pandemic on our business and financial results, but the impact could be material and last for an extended period.

Item 6.  Exhibits

The following exhibits are included as part of this report.

4.1	Second Amended and Restated Certificate of Incorporation of SunOpta Foods Inc., setting forth the terms of its Series B Preferred Stock, which is exchangeable for Common Shares of SunOpta Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 2020).

4.2	Articles of Amendment of SunOpta Inc., setting forth the terms of its Special Shares, Series 2 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.1	Subscription Agreement, dated April 15, 2020, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2020).

10.2	Exchange and Support Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.3	Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2020).

SUNOPTA INC.	42	March 28, 2020

10.4	Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.5	Amended and Restated Investor Rights Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.6	Amended and Restated Observer Governance and Confidentiality Agreement, dated April 24, between SunOpta Inc. and Zachary Serebrenik (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.7	Investor Rights Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc. and Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.8	Fourth Supplemental Indenture, dated April 23, 2020, between SunOpta Foods Inc., SunOpta Inc., the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.9†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on May 1, 2020).

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

      * Filed herewith.

      † Indicates management contract or compensatory plan or arrangement.

SUNOPTA INC.	43	March 28, 2020

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 6, 2020	/s/ Scott Huckins
Scott Huckins
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	44	March 28, 2020