Form 10-Q
period 2020-06-27
SunOpta Inc.
filed 2020-08-05
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

The number of the registrant's common shares outstanding as of July 31, 2020 was 89,403,199.

SUNOPTA INC.
FORM 10-Q
For the Quarterly Period Ended June 27, 2020

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company," "SunOpta," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated.  Other amounts may be presented in thousands of Canadian dollars ("C$"), euros ("€") and Mexican pesos ("M$").  As at June 27, 2020, the closing rates of exchange for the Canadian dollar, euro and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7312, €1.1220 and M$0.0435.  These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on management's current expectations and assumptions and involve a number of risks and uncertainties.  Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations and intentions; changes in customer demand resulting from or related to the COVID-19 pandemic, as well as supply chain, logistics and other disruptions, the cancellation or delay of new product launches, the availability and pricing of our raw materials, fluctuations in foreign currency exchange rates and commodity pricing, and general economic and political conditions globally and in the markets in which we do business; our plans and ability to expand capacity in our plant-based food and beverage business, and timing to complete expansion projects in 2020; unexpected issues or delays with our automation investments and structural improvements; our expectations regarding profitability improvements in our frozen fruit business in 2020; our expectations regarding the availability and commodity pricing for the 2020 California strawberry crop, and potential impacts to our revenues and margins; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; other expectations related to our businesses, including anticipated results of operations, operational growth and expansion plans, plans to reduce costs and improve profitability, intent and ability to bring new products and processes to market through innovation, and the exploration of the sale of selected businesses or assets; liquidity constraints and the availability of alternative financing sources; and other statements that are not historical facts.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	3	June 27, 2020 10-Q

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
SUNOPTA INC.	4	June 27, 2020 10-Q

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
  impact of the publication of industry analyst research or reports about our business on the value of our common shares.
SUNOPTA INC.	5	June 27, 2020 10-Q

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

SUNOPTA INC.	6	June 27, 2020 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)
	Quarter ended		Two quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	$	$	$	$

Revenues (note 2)	310,944	293,004	646,893	598,279

Cost of goods sold	271,252	265,677	563,481	542,746

Gross profit	39,692	27,327	83,412	55,533

Selling, general and administrative expenses	28,299	27,262	55,505	53,510
Intangible asset amortization	2,605	2,692	5,326	5,434
Other expense (income), net (note 10)	(333)	445	(1,631)	(43,067)
Foreign exchange loss (gain)	(44)	(90)	2,290	(1,194)

Earnings (loss) before the following	9,165	(2,982)	21,922	40,850

Interest expense, net	7,936	8,254	16,216	16,993

Earnings (loss) before income taxes	1,229	(11,236)	5,706	23,857

Provision for (recovery of) income taxes	452	(2,324)	1,582	7,174

Net earnings (loss)	777	(8,912)	4,124	16,683

Earnings (loss) attributable to non-controlling interests	(230)	143	(244)	89

Earnings (loss) attributable to SunOpta Inc.	1,007	(9,055)	4,368	16,594

Dividends and accretion on preferred stock (note 8)	(2,604)	(2,001)	(4,629)	(3,996)

Earnings (loss) attributable to common shareholders	(1,597)	(11,056)	(261)	12,598

Earnings (loss) per share (note 11)
Basic	(0.02)	(0.13)	(0.00)	0.14
Diluted	(0.02)	(0.13)	(0.00)	0.14

Weighted-average common shares outstanding (000s) (note 11)
Basic	89,089	87,683	88,625	87,579
Diluted	89,089	87,683	88,625	87,743

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	June 27, 2020 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)
	Quarter ended		Two quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	$	$	$	$

Net earnings (loss)	777	(8,912)	4,124	16,683

Currency translation adjustment	407	243	101	(839)

Comprehensive earnings (loss)	1,184	(8,669)	4,225	15,844

Comprehensive earnings (loss) attributable to non-controlling interests	(240)	137	(251)	91

Comprehensive earnings (loss) attributable to SunOpta Inc.	1,424	(8,806)	4,476	15,753

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	June 27, 2020 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at June 27, 2020 and December 28, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	June 27, 2020	December 28, 2019
	$	$

ASSETS
Current assets
Cash and cash equivalents	1,625	1,498
Accounts receivable, net of allowance for credit losses of $1,960 and $1,386, respectively	124,279	121,445
Inventories (note 6)	318,002	323,546
Prepaid expenses and other current assets	28,103	35,985
Income taxes recoverable	5,660	7,480
Total current assets	477,669	489,954

Property, plant and equipment	190,519	184,550
Operating lease right-of-use assets	62,248	68,433
Goodwill	28,462	28,422
Intangible assets	144,679	150,009
Deferred income taxes	2,187	—
Other assets	3,661	1,991
Total assets	909,425	923,359

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	204,852	245,536
Accounts payable and accrued liabilities	132,795	133,529
Customer and other deposits	166	37
Income taxes payable	1,610	1,272
Other current liabilities	633	802
Current portion of long-term debt (note 7)	3,276	2,987
Current portion of operating lease liabilities	15,971	17,215
Current portion of long-term liabilities	900	4,286
Total current liabilities	360,203	405,664

Long-term debt (note 7)	240,785	242,204
Operating lease liabilities	47,020	52,020
Long-term liabilities	1,905	2,011
Deferred income taxes	14,432	9,027
Total liabilities	664,345	710,926

Series A Preferred Stock (note 8)	84,881	82,524
Series B Preferred Stock (note 8)	26,895	—

EQUITY
SunOpta Inc. shareholders' equity
Common shares, no par value, unlimited shares authorized,
89,402,558 shares issued (December 28, 2019 - 88,089,733)	323,412	318,456
Additional paid-in capital	34,610	35,767
Accumulated deficit	(215,192)	(214,931)
Accumulated other comprehensive loss	(11,163)	(11,271)
	131,667	128,021
Non-controlling interests	1,637	1,888
Total equity	133,304	129,909
Total equity and liabilities	909,425	923,359

Commitments and contingencies (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	June 27, 2020 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at March 28, 2020	88,225	318,958	37,813	(213,595)	(11,580)	1,877	133,473
Employee stock purchase plan	26	95	—	—	—	—	95
Stock incentive plan	1,152	4,359	(4,105)	—	—	—	254
Withholding taxes on stock-based awards	—	—	(1,030)	—	—	—	(1,030)
Stock-based compensation	—	—	1,932	—	—	—	1,932
Dividends on preferred stock	—	—	—	(2,181)	—	—	(2,181)
Accretion on preferred stock	—	—	—	(423)	—	—	(423)
Net earnings	—	—	—	1,007	—	(230)	777
Currency translation adjustment	—	—	—	—	417	(10)	407

Balance at June 27, 2020	89,403	323,412	34,610	(215,192)	(11,163)	1,637	133,304

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at March 29, 2019	87,575	315,202	31,016	(182,497)	(10,757)	1,458	154,422
Employee stock purchase plan	40	137	—	—	—	—	137
Stock incentive plan	242	2,396	(2,197)	—	—	—	199
Withholding taxes on stock-based awards	—	—	(299)	—	—	—	(299)
Stock-based compensation	—	—	2,998	—	—	—	2,998
Dividends on preferred stock	—	—	—	(1,700)	—	—	(1,700)
Accretion on preferred stock	—	—	—	(301)	—	—	(301)
Net loss	—	—	—	(9,055)	—	143	(8,912)
Currency translation adjustment	—	—	—	—	249	(6)	243
Capital contribution to majority-owned
subsidiary	—	—	—	—	—	203	203

Balance at June 29, 2019	87,857	317,735	31,518	(193,553)	(10,508)	1,798	146,990

SUNOPTA INC.	10	June 27, 2020 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity (continued)
As at and for the two quarters ended June 29, 2019 and June 27, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive loss	Non- controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2019	88,090	318,456	35,767	(214,931)	(11,271)	1,888	129,909
Employee stock purchase plan	73	195	—	—	—	—	195
Stock incentive plan	1,240	4,761	(4,385)	—	—	—	376
Withholding taxes on stock-based awards	—	—	(1,151)	—	—	—	(1,151)
Stock-based compensation	—	—	4,379	—	—	—	4,379
Dividends on preferred stock	—	—	—	(3,881)	—	—	(3,881)
Accretion on preferred stock	—	—	—	(748)	—	—	(748)
Net earnings	—	—	—	4,368	—	(244)	4,124
Currency translation adjustment	—	—	—	—	108	(7)	101

Balance at June 27, 2020	89,403	323,412	34,610	(215,192)	(11,163)	1,637	133,304

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive loss	Non- controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2018	87,423	314,357	31,796	(206,151)	(9,667)	1,504	131,839
Employee stock purchase plan	96	285	—	—	—	—	285
Stock incentive plan	338	3,093	(2,731)	—	—	—	362
Withholding taxes on stock-based awards	—	—	(382)	—	—	—	(382)
Stock-based compensation	—	—	2,835	—	—	—	2,835
Dividends on preferred stock	—	—	—	(3,400)	—	—	(3,400)
Accretion on preferred stock	—	—	—	(596)	—	—	(596)
Net earnings	—	—	—	16,594	—	89	16,683
Currency translation adjustment	—	—	—	—	(841)	2	(839)
Capital contribution to majority-owned
subsidiary	—	—	—	—	—	203	203

Balance at June 29, 2019	87,857	317,735	31,518	(193,553)	(10,508)	1,798	146,990

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	11	June 27, 2020 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	$	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings (loss)	777	(8,912)	4,124	16,683
Items not affecting cash:
Depreciation and amortization	8,751	8,186	17,673	16,488
Amortization of debt issuance costs	1,065	684	2,004	1,339
Deferred income taxes	2,958	(2,356)	3,218	4,971
Stock-based compensation	1,932	2,998	4,379	2,835
Unrealized loss (gain) on derivative contracts (note 5)	(406)	(400)	150	(288)
Gain on settlement of contingent consideration obligation (note 10)	—	—	(2,286)	—
Loss (gain) on sale of business (note 3)	—	201	—	(45,378)
Other	(11)	(72)	(101)	(134)
Changes in non-cash working capital, net of businesses acquired or sold (note 12)	(12,401)	(31,989)	8,253	(27,188)
Net cash flows from operating activities	2,665	(31,660)	37,414	(30,672)

Investing activities
Purchases of property, plant and equipment	(6,370)	(9,341)	(16,059)	(17,315)
Net proceeds from sale of business (note 3)	—	(201)	—	64,675
Acquisition of business, net of cash acquired	—	(3,341)	—	(3,341)
Other	41	—	41	—
Net cash flows from investing activities	(6,329)	(12,883)	(16,018)	44,019

Financing activities
Increase (decrease) under line of credit facilities (note 7)	(21,257)	43,367	(41,011)	(11,294)
Borrowings under long-term debt (note 7)	—	24	155	1,876
Repayment of long-term debt (note 7)	(744)	(634)	(1,341)	(1,357)
Proceeds on issuance of preferred stock, net of issuance costs (note 8)	26,804	—	26,804	—
Payment of cash dividends on preferred stock (note 8)	—	(1,700)	(1,700)	(3,400)
Proceeds from the exercise of stock options and employee purchases	349	336	571	647
Payment of withholding taxes on stock-based awards	(1,030)	(299)	(1,151)	(382)
Payment of debt issuance costs	(415)	(81)	(2,488)	(395)
Payment of contingent consideration (note 10)	(1,100)	—	(1,100)	—
Other	—	(5)	(4)	216
Net cash flows from financing activities	2,607	41,008	(21,265)	(14,089)

Foreign exchange gain (loss) on cash held in a foreign currency	12	50	(4)	(8)

Increase (decrease) in cash and cash equivalents in the period	(1,045)	(3,485)	127	(750)

Cash and cash equivalents - beginning of the period	2,670	6,015	1,498	3,280

Cash and cash equivalents - end of the period	1,625	2,530	1,625	2,530

Non-cash investing and financing activities (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	12	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature.  Operating results for the quarter and two quarters ended June 27, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 2, 2021 or for any other period.  The interim consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 28, 2019.  For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

As described in note 14, in the fourth quarter of 2019, the Company changed its segment reporting to reflect changes to its operating structure.  All segment information presented in these consolidated financial statements for the quarter and two quarters ended June 29, 2019 has been restated to reflect the new segment reporting structure.

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

Recent Accounting Pronouncements

Effective the first quarter of 2020, the Company adopted Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments," which requires the immediate recognition of expected versus incurred credit losses for most financial assets.  The Company adopted ASU 2016-13 under the modified retrospective approach and applied the new guidance to its short-term accounts receivable.  The adoption of this new guidance did not result in the recognition of additional allowances for credit losses.  The Company closely monitors receivable balances and estimates the allowance for credit losses based on historical collection experience, and account aging analysis and trends.  The Company evaluates the adequacy of the allowance each reporting period, considering individual customer account reviews, write-offs recorded in the period, sales forecasts and trends, and current and expected economic conditions.

2. Revenue

The Company procures, processes and sells organic and non-GMO ingredients, and processes and packages plant-based and fruit-based foods and beverages. The Company's customers include retailers, foodservice operators, branded food companies and food manufacturers.
SUNOPTA INC.	13	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table presents a disaggregation of the Company's revenues based on categories used by the Company to evaluate sales performance:

	Quarter ended		Two quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	$	$	$	$
Global Ingredients
Organic and non-GMO ingredients	103,674	101,938	209,916	207,822
Premium juice	22,869	18,954	44,979	37,566
Soy and corn (see note 3)	—	—	—	10,346
Total Global Ingredients	126,543	120,892	254,895	255,734

Plant-Based Foods and Beverages
Beverages and broths	68,451	61,036	155,221	125,818
Plant-based ingredients	6,284	5,835	12,196	10,517
Sunflower and roasted snacks	16,970	15,069	30,530	26,881
Total Plant-Based Foods and Beverages	91,705	81,940	197,947	163,216

Fruit-Based Foods and Beverages
Frozen fruit	75,079	65,952	150,286	131,144
Fruit-based ingredients	7,946	12,770	19,838	24,256
Fruit snacks	9,671	11,450	23,927	23,929
Total Fruit-Based Foods and Beverages	92,696	90,172	194,051	179,329

Total revenues	310,944	293,004	646,893	598,279

3.  Sale of Soy and Corn Business

On February 22, 2019, the Company's subsidiary, SunOpta Grains and Foods Inc., completed the sale of its specialty and organic soy and corn business to Pipeline Foods, LLC for $66.5 million, subject to certain post-closing adjustments. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of the Company's Global Ingredients segment. The business included five facilities located in Hope, Minnesota, Blooming Prairie, Minnesota, Ellendale, Minnesota, Moorhead, Minnesota, and Cresco, Iowa. For the two quarters ended June 29, 2019, the Company recognized a net gain on sale of the soy and corn business of $45.4 million, which was recognized in other income. For the period ended February 22, 2019, the soy and corn business generated revenues of $10.3 million and reported a loss before income taxes of $0.2 million (excluding management fees charged by Corporate Services).

4.  Value Creation Plan

The Value Creation Plan is a broad-based initiative focused on increasing shareholder value through structural investments in people and assets, together with restructuring activities to streamline operations.  In the first two quarters of 2020, measures taken under the Value Creation Plan included the consolidation of the Company's corporate office functions, the closure of an organic ingredient warehousing facility located in China, and other business development activities.  In the first two quarters of 2019, actions taken under the Value Creation Plan related to the sale of the soy and corn business, and transition of the Company's Chief Executive Officer ("CEO").  The following table summarizes costs incurred by type under the Value Creation Plan for the two quarters ended June 27, 2020 and June 29, 2019:
SUNOPTA INC.	14	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

		Employee
	Asset	recruitment,
	impairments	retention and
	and facility	termination	Professional
	closure costs	costs	fees	Total
	$	$	$	$
June 27, 2020
Balance payable, December 28, 2019(1)	201	4,026	—	4,227
Costs incurred and charged to expense	365	1,320	789	2,474
Cash payments, net	(387)	(2,175)	(789)	(3,351)
Non-cash adjustments	(78)	894	—	816
Balance payable, June 27, 2020(1)	101	4,065	—	4,166

June 29, 2019
Balance payable, December 29, 2018	477	436	—	913
Costs incurred and charged to expense	308	2,947	278	3,533
Cash payments, net	(483)	(3,886)	(278)	(4,647)
Non-cash adjustments	—	2,102	—	2,102
Balance payable, June 29, 2019	302	1,599	—	1,901

(1) Balance payable was included in accounts payable and accrued liabilities on the consolidated balance sheet.

The following table summarizes costs incurred since the inception of the Value Creation Plan in 2016 to June 27, 2020:

		Employee
	Asset	recruitment,	Professional
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Costs incurred and charged to expense	35,325	24,289	23,121	82,735
Cash payments, net	(10,649)	(25,672)	(23,121)	(59,442)
Non-cash adjustments	(24,575)	5,448	—	(19,127)
Balance payable, June 27, 2020	101	4,065	—	4,166

For the quarters and two quarters ended June 27, 2020 and June 29, 2019, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	Quarter ended		Two quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	$	$	$	$
Selling, general and administrative expenses(1)	463	954	1,499	1,157
Other expense(2)	16	721	975	2,376
	479	1,675	2,474	3,533

(1) Professional fees and employee retention, recruitment and relocation costs recorded in selling general and administrative expenses were allocated to Corporate Services.
(2) For the quarter ended June 27, 2020, costs recorded in other expense were allocated as follows: Global Ingredients - $0.4 million (June 29, 2019 - $nil ); Plant-Based Foods and Beverages - $nil (June 29, 2019 - $0.1 million); Fruit-Based Foods and Beverages - $(0.2) million (June 29, 2019 - $0.5 million); and Corporate Services - $(0.2) million (June 29, 2019 - $0.2 million). For the two quarters ended June 27, 2020, costs recorded in other expense were allocated as follows:  Global Ingredients - $0.8 million (June 29, 2019 - $0.0 million); Plant-Based Foods and Beverages - $0.0 million (June 29, 2019 - $0.5 million); Fruit-Based Foods and Beverages - $0.8 million (June 29, 2019 - $0.8 million); and Corporate Services - $(0.6) million (June 29, 2019 - $1.1 million).

SUNOPTA INC.	15	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5.  Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of June 27, 2020 and December 28, 2019:

	June 27, 2020
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures contracts(1)
Unrealized short-term derivative asset	134	134	—	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	(70)	—	(70)	—

	December 28, 2019
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures contracts(1)
Unrealized short-term derivative asset	284	284	—	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	(73)	—	(73)	—

(1) Commodity futures contracts

As at June 27, 2020, outstanding contracts comprised exchange-traded commodity futures for cocoa and coffee, which are used as part of the Company's risk management strategy and represent economic hedges to limit risk related to fluctuations in the price of these commodities. These contracts are not designated as hedges for accounting purposes.  Exchange-traded futures are fair valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Gains and losses on changes in the fair value of these contracts are included in cost of goods sold on the consolidated statement of operations.  For the quarter ended June 27, 2020, the Company recognized a gain of $0.4 million (June 29, 2019 - gain of $0.4 million), and for the two quarters ended June 27, 2020, the Company recognized a loss of $0.2 million (June 29, 2019 - gain of $0.3 million), related to changes in the fair value of these contracts.  On the consolidated balance sheets, unrealized gains and losses on these contracts are included in other current assets and other current liabilities, respectively.

As at June 27, 2020, the Company had net open futures contracts to sell 2,160 metric tons ("MT") of cocoa (December 28, 2019 - to sell 3,210 MT) and to purchase 85 MT of coffee (December 28, 2019 - to sell 306 MT).

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
SUNOPTA INC.	16	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at June 27, 2020, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €18.2 million ($20.4 million), to sell British pounds to buy euros with a notional value of £0.4 million (€0.5 million), and to sell Swiss francs to buy U.S. dollars with a notional value of CHF 3.8 million ($4.0 million).  As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations.  For the quarter ended June 27, 2020, the Company recognized a loss of $0.2 million (June 29, 2019 - loss of $0.4 million), and for the two quarters ended June 27, 2020, the Company recognized a gain of $0.0 million (June 29, 2019 - loss of $0.4 million), related to changes in the fair value of these open contracts.  Unrealized gains and losses on these contracts are included in accounts receivable and accounts payable, respectively, on the consolidated balance sheets.

In April 2020, the Company entered into a combination of foreign currency put and call option contracts (a zero-cost collar) to hedge its exposure to fluctuations in the Mexican peso related to purchases of fruit inventory from Mexico through the remainder of 2020.  The aggregate notional amount of these contracts was $21.5 million at inception, which reduces to zero over the course of 2020, with contracts in the notional amount of $11.5 million remaining open as at June 27, 2020.  The collar has a ceiling rate of 25.23 Mexican pesos to the U.S. dollar and a floor rate of 23.50 Mexican pesos to the U.S. dollar.  If the spot rate is between these two rates on the date of maturity of each of the contracts, then the Company does not recognize any gain or loss under these contracts.  If the spot rate goes below the floor rate of the collar, the Company will recognize a foreign exchange gain, and if the spot rate goes above the ceiling rate of the collar, the Company will recognize a foreign exchange loss.  For the quarter and two quarters ended June 27, 2020, the Company did not recognize any amount of unrealized gain or loss on the open contracts.

6.  Inventories

	June 27, 2020	December 28, 2019
	$	$
Raw materials and work-in-process	255,863	259,658
Finished goods	74,468	75,112
Inventory reserves	(12,329)	(11,224)
	318,002	323,546
SUNOPTA INC.	17	June 27, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

7.  Bank Indebtedness and Long-Term Debt

	June 27, 2020	December 28, 2019
	$	$
Bank Indebtedness
Global Credit Facility(1)	202,263	241,666
Bulgarian credit facility(2)	2,589	3,870
	204,852	245,536

Long-Term Debt
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $4,350 (December 28, 2019 - $5,094)(3)	219,148	218,404
Finance lease liabilities(4)	15,143	16,223
Asset-backed term loan	4,151	4,386
Other	5,619	6,178
	244,061	245,191
Less: current portion	3,276	2,987
	240,785	242,204

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

On September 19, 2017, the Company entered into an amendment to the Global Credit Facility to add a $15.0 million U.S. asset-based credit subfacility (the "U.S. Subfacility").  On October 22, 2018, the Global Credit Facility was further amended to increase the commitment under the U.S. Subfacility to $20.0 million.  Commencing on March 31, 2019, quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility.  Borrowings repaid under the U.S. Subfacility may not be borrowed again.  As at June 27, 2020, $3.33 million remained drawn on the U.S. Subfacility, which was repaid on June 30, 2020.  Borrowings under the U.S. Subfacility bear interest based on various reference rates plus a margin based on average borrowing availability for the preceding fiscal quarter, ranging from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers' acceptance rate borrowings.

As at June 27, 2020, the weighted-average interest rate on all borrowings under the Global Credit Facility was 2.95%.
SUNOPTA INC.	18	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
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

(2) Bulgarian credit facility

Borrowings under this €6.0 million revolving credit facility are used to cover the working capital needs of the Bulgarian operations of The Organic Corporation B.V. ("TOC"), a wholly-owned subsidiary of the Company, and are secured by the accounts receivable and inventories of the Bulgarian operations and fully guaranteed by TOC.  Interest accrues under the facility based on EURIBOR plus a margin of 2.75%.  The maturity date for this annual facility has been extended to August 31, 2020.

(3) Senior Secured Second Lien Notes

On October 20, 2016, the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the "Notes").  As at June 27, 2020, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017.  Debt issuance costs are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes.  Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum.  The Notes will mature on October 9, 2022.  Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

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
SUNOPTA INC.	19	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at June 27, 2020, the estimated fair value of the outstanding Notes was approximately $224 million, based on quoted prices of the most recent over-the-counter transactions (level 2).

(4)  Finance lease obligations

The Company has commitments under certain master lease agreements that provide for up to approximately $35 million of financing in the aggregate related to the addition of new plant-based beverage and ingredient extraction processing and packaging equipment.  As at June 27, 2020, the related finance leases had not commenced, and no amount of right-of-use assets, or lease liabilities, were recognized on the consolidated balance sheet as of that date.

8.   Preferred Stock

Series A Preferred Stock

On October 7, 2016, the Company and SunOpta Foods entered into a subscription agreement (the "Series A Subscription Agreement") with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree").  Pursuant to the Series A Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Series A Preferred Stock to Oaktree for consideration in the amount of $85.0 million. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Series A Preferred Stock. The carrying value of the Series A Preferred Stock is being accreted through charges to accumulated deficit over the period preceding October 7, 2021. For the quarter and two quarters ended June 27, 2020, these accretion charges amounted to $0.3 million (June 29, 2019 - $0.3 million) and $0.7 million  (June 29, 2019 - $0.6 million), respectively.

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

The Series A Preferred Stock had an initial stated value and liquidation preference of $1,000 per share, as adjusted for non-cash dividends declared on the Series A Preferred Stock (the "Series A Liquidation Preference").  Cumulative preferred dividends accrue daily on the Series A Preferred Stock at an annualized rate of 8.0% of the Series A Liquidation Preference prior to October 5, 2025, and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance).  Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the Series A Liquidation Preference.  After October 5, 2025, the failure to pay dividends in cash will be an event of non-compliance.  For quarterly periods prior to the first quarter of 2020, dividends declared on the Series A Preferred Stock were paid in cash by SunOpta Foods.  For the first quarter of 2020, SunOpta Foods elected to declare dividends on the Series A Preferred Stock to be paid in kind and, as a result, the aggregate Series A Liquidation Preference increased by $1.7 million to $86.7 million.  For the second quarter of 2020, the Company accrued unpaid dividends of $1.7 million on the Series A Preferred Stock, which were recorded in accounts payable and accrued liabilities on the consolidated balance sheet as at June 27, 2020.

At any time, the holders of Series A Preferred Stock may exchange their shares of Series A Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Series A Preferred Stock, the quotient of the Series A Liquidation Preference divided by the Series A exchange price (such price, the "Series A Exchange Price" and such quotients, the "Series A Exchange Rate"). The Series A Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series A Exchange Price, provided that the Series A Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances). On April 24, 2020, in connection with the issuance of Series B-1 Preferred Stock pursuant to the Series B Subscription Agreement (see below), the Series A Exchange Price was reduced from $7.50 to $7.00. As at June 27, 2020 and December 28, 2019, the aggregate shares of Series A Preferred Stock outstanding were exchangeable into 12,385,714 and 11,333,333 Common Shares, respectively.
SUNOPTA INC.	20	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

SunOpta Foods may cause the holders of Series A Preferred Stock to exchange all of their shares of Series A Preferred Stock into a number of Common Shares equal to the number of shares of Series A Preferred Stock outstanding multiplied by the Series A Exchange Rate if (i) fewer than 10% of the shares of Series A Preferred Stock issued on October 7, 2016 remain outstanding, or (ii) on or after October 7, 2019, the average volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Series A Exchange Price then in effect. At any time on or after October 7, 2021, SunOpta Foods may redeem all of the Series A Preferred Stock for an amount per share equal to the value of the Series A Liquidation Preference at such time, plus accrued and unpaid dividends.

In connection with the Series A Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 to Oaktree, which entitles Oaktree to one vote per Special Share, Series 1 on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Shares, Series 1 will be issued, or existing Special Shares, Series 1 will be redeemed, as necessary to ensure that the aggregate number of Special Shares, Series 1 outstanding is equal to the number of shares of Series A Preferred Stock outstanding from time to time multiplied by the Series A Exchange Rate in effect at such time. As at June 27, 2020 and December 28, 2019, 12,385,714 and 11,333,333 Special Shares, Series 1 were issued and outstanding.

The Special Shares, Series 1 are not transferable, and the voting rights associated with the Special Shares, Series 1 will terminate upon the transfer of the Series A Preferred Stock to a third party, other than a controlled affiliate of Oaktree.  Oaktree is entitled to designate up to two nominees for election to the Board of Directors of the Company (the "Board") and have the right to designate one individual to attend meetings of the Board as a non-voting observer, subject to Oaktree maintaining certain levels of beneficial ownership of Common Shares on an as-exchanged basis. For so long as Oaktree beneficially owns or controls at least 50% of the Series A Preferred Stock issued on October 7, 2016, including any corresponding Common Shares into which such Series A Preferred Stock are exchanged, Oaktree will be entitled to (i) participation rights with respect to future equity offerings of the Company, and (ii) governance rights, including the right to approve certain actions proposed to be taken by the Company and its subsidiaries.

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

On April 24, 2020, pursuant to the Series B Subscription Agreement, SunOpta Foods issued 15,000 shares of Series B-1 Preferred Stock to each of Oaktree and Engaged for aggregate consideration of $30.0 million and 30,000 shares total.  In connection with the issuance of the Series B-1 Preferred Stock, the Company incurred direct and incremental expenses of $3.2 million, which reduced the carrying value of the Series B-1 Preferred Stock.  The carrying value of the Series B-1 Preferred Stock is being accreted through charges to accumulated deficit over the period preceding April 24, 2025.  For the quarter ended June 27, 2020, this accretion charge amounted to $0.1 million

The Series B-1 Preferred Stock has an initial stated value and liquidation preference of $1,000 per share, as adjusted for non-cash dividends declared on the Series B-1 Preferred Stock (the "Series B-1 Liquidation Preference").  Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the Series B-1 Liquidation Preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance).  Prior to September 30, 2029, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the Series B-1 Liquidation Preference.  The failure to pay dividends in cash for any quarter ending after September 30, 2029 will be an event of non-compliance.  For the second quarter of 2020, the Company accrued unpaid dividends of $0.4 million on the Series B-1 Preferred Stock, which were recorded in accounts payable and accrued liabilities on the consolidated balance sheet as at June 27, 2020.

SUNOPTA INC.	21	June 27, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

At any time, the Series B-1 Preferred Stock may be exchanged, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the Series B Liquidation Preference divided by $2.50 (such price, the "Series B-1 Exchange Price" and such quotient, the "Series B-1 Exchange Rate").  As at June 27, 2020, the aggregate shares of Series B-1 Preferred Stock outstanding were exchangeable into 12,000,000 Common Shares.  The Series B-1 Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series B-1 Exchange Price, provided that the Series B-1 Exchange Price may not be lower than $2.00 (subject to adjustment in certain circumstances).

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

At any time, if a holder of Series B Preferred Stock elects to exchange, or SunOpta Foods causes an exchange of Series B Preferred Stock, the number of Common Shares delivered to each applicable holder may not cause such holder's beneficial ownership to exceed 19.99% of the Common Shares that would be outstanding immediately following such exchange (the "Series B Exchange Cap").

At any time on or after April 24, 2025, SunOpta Foods may redeem all of the Series B-1 Preferred Stock for an amount per share equal to the value of the Series B-1 Liquidation Preference at such time, plus accrued and unpaid dividends.

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

Under the terms of the Series B Subscription Agreement, the Company had the right, but not the obligation, to require each of Oaktree and Engaged to purchase its proportionate share of up to 15,000 shares of Series B-2 Preferred Stock for aggregate consideration of up to $30.0 million, and up to 30,000 shares total, by giving notice to Oaktree and Engaged on or before July 15, 2020.  The exchange price for the Series B-2 Preferred Stock would initially have been that amount which was equal to a 30% premium to the 15-day volume-weighted average price of the Common Shares determined as at the date of notice, provided that such exchange price could not be less than $2.00 or greater than $3.50 per underlying Common Share.  The Company elected not to exercise this option, and no shares of Series B-2 Preferred Stock have been issued.

9. Stock-Based Compensation

Short-Term Incentive Plan

On April 12, 2020, the Company issued 773,875 Common Shares, net of 368,938 Common Shares withheld for taxes, in connection with the vesting of outstanding performance share units ("PSUs") previously granted to certain employees under the Company's 2019 Short-Term Incentive Plan.

On April 22, 2020, the Company granted a total of 1,827,435 PSUs to certain employees of the Company under its 2020 Short-Term Incentive Plan.  The vesting of these PSUs is subject to the Company achieving a predetermined measure of adjusted EBITDA for fiscal 2020 and subject to each employee's continued employment with the Company through April 22, 2021 (the requisite service period).  The weighted-average grant-date fair value of each of these PSUs was estimated to be $2.52 based on the closing price of the Common Shares on the date of grant.  Each reporting period, the number of PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized.  For the quarter ended June 27, 2020, the Company recognized compensation expense of $0.8 million related to the number of these PSUs expected to vest, and the remaining compensation cost related to these PSUs not yet recognized as an expense was determined to be $3.8 million as at June 27, 2020.
SUNOPTA INC.	22	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Subsequent to the end of the second quarter of 2020, on June 30, 2020, the Company granted an additional total of 876,181 PSUs to certain other employees of the Company under the 2020 Short-Term Incentive Plan.  The vesting date and conditions of these PSUs are on the same basis as the PSUs above granted on April 22, 2020.  The aggregate grant-date fair value of these PSUs was estimated to be $4.1 million based on a closing price of $4.70 for the Common Shares on the date of grant.  The compensation cost related to these PSUs will be recognized over the requisite service period through April 22, 2021, based on the number of PSUs that are expected to vest.

10.  Other Expense (Income), Net

The components of other expense (income) were as follows:

	Quarter ended		Two quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	$	$	$	$
Contingent consideration(1)	—	—	(2,286)	—
Product withdrawal and recall costs(2)	(322)	—	(322)	260
Employee termination and recruitment costs(3)	40	669	610	2,068
Facility closure costs(4)	(24)	52	365	308
Gain on sale of soy and corn business (see note 3)	—	201	—	(45,378)
Settlement gain on project cancellation	—	(507)	—	(507)
Other	(27)	30	2	182
	(333)	445	(1,631)	(43,067)

(1) Contingent consideration

For the two quarters ended June 27, 2020, income represents a gain on the settlement of the final contingent consideration obligation payable under an earn-out arrangement with the former unitholders of Citrusource, LLC, which was acquired by the Company in March 2015. On May 5, 2020, the parties agreed to settle the obligation for an amount of $2.0 million, of which $1.0 million was paid at the time of settlement and the remainder is being paid over the subsequent 10 months. As at June 27, 2020, the remaining $0.9 million obligation (December 28, 2019 - $4.3 million) was recorded in the current portion of long-term liabilities on the consolidated balance sheets.

(2) Product withdrawal and recall costs

For the quarter and two quarters ended June 27, 2020, income represents the reversal of previously accrued costs related to a withdrawal of certain consumer-packaged products. These costs were recognized in other expense in 2016.

For the two quarters ended June 29, 2019, expense represents product withdrawal and recall costs that were not eligible for reimbursement under the Company's insurance policies or exceeded the limits of those policies, including certain costs related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company in 2016.
SUNOPTA INC.	23	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(3) Employee termination and recruitment costs

For the quarter and two quarters ended June 27, 2020, expense represents severance benefits of $0.5 million and $1.5  million, respectively, for employees terminated in connection with the consolidation of the Company's corporate office functions and other headcount reductions under the Value Creation Plan, net of the reversal of $0.4 million and $0.9 million, respectively, of previously recognized stock-based compensation expense related to forfeited awards previously granted to terminated employees.

For the quarter ended June 29, 2019, expense represents severance benefits of $0.7 million for employees terminated in connection with the Value Creation Plan, and, for the two quarters ended June 29, 2019, expense represents severance benefits of $3.5 million for employees terminated in connection with the Value Creation Plan, including the Company's former CEO, net of the reversal of $2.1 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to those employees. In addition, expenses include recruitment costs related to the Company's CEO transition.

(4) Facility closure costs

For the quarter and two quarters ended June 27, 2020, expense relates to the costs to close an organic ingredient warehousing facility located in China.

For the quarter and two quarters ended June 29, 2019, expense includes the costs to dismantle and move equipment from a former soy extraction facility located in Heuvelton, New York, which was sold in April 2019.
SUNOPTA INC.	24	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11.  Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended		Two quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share
Earnings (loss) attributable to SunOpta Inc.	$1,007	$(9,055)	$4,368	$16,594
Less: dividends and accretion on Series A Preferred Stock	(2,066)	(2,001)	(4,091)	(3,996)
Less: dividends and accretion on Series B Preferred Stock	(538)	—	(538)	—
Earnings (loss) attributable to common shareholders	$(1,597)	$(11,056)	$(261)	$12,598

Denominator for basic earnings (loss) per share
Basic weighted-average number of shares outstanding	89,089	87,683	88,625	87,579

Basic earnings (loss) per share	$(0.02)	$(0.13)	$(0.00)	$0.14

Diluted Earnings Per Share
Numerator for diluted earnings (loss) per share
Earnings (loss) attributable to SunOpta Inc.	$1,007	$(9,055)	$4,368	$16,594
Less: dividends and accretion on Series A Preferred Stock	(2,066)	(2,001)	(4,091)	(3,996)
Less: dividends and accretion on Series B Preferred Stock	(538)	—	(538)	—
Earnings (loss) attributable to common shareholders	$(1,597)	$(11,056)	$(261)	$12,598

Denominator for diluted earnings (loss) per share
Basic weighted-average number of shares outstanding	89,089	87,683	88,625	87,579
Dilutive effect of the following:
Stock options and restricted stock units(1)	—	—	—	164
Series B Preferred Stock(2)	—	—	—	—
Series A Preferred Stock(3)	—	—	—	—
Diluted weighted-average number of shares outstanding	89,089	87,683	88,625	87,743

Diluted earnings (loss) per share	$(0.02)	$(0.13)	$(0.00)	$0.14

(1) For the quarter and two quarters ended June 27, 2020, stock options and restricted stock units to purchase or receive 753,645 and 876,593 Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share, and for the quarter ended June 29, 2019, stock options and restricted stock units to purchase or receive 187,516 Common Shares were likewise excluded.  In addition, for the quarter and two quarters ended June 27, 2020, stock options to purchase 2,629,179 (June 29, 2019 - 3,176,284) and 3,079,418 (June 29, 2019 - 3,176,284) Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price.

(2) For the quarter and two quarters ended June 27, 2020, it was more dilutive to assume the Series B Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B Preferred Stock and the denominator was not adjusted to include 12,000,000 Common Shares issuable on an if-converted basis as at June 27, 2020.

SUNOPTA INC.	25	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(3) For the quarters and two quarters ended June 27, 2020 and June 29, 2019, it was more dilutive to assume the Series A Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series A Preferred Stock and the denominator was not adjusted to include 12,385,714 and 11,333,333 Common Shares issuable on an if-converted basis as at June 27, 2020 and June 29, 2019, respectively.

12.  Supplemental Cash Flow Information

	Quarter ended		Two quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	$	$	$	$
Changes in Non-Cash Working Capital, Net of Businesses Acquired or Sold
Accounts receivable	25,729	1,525	(2,977)	5,736
Inventories	(44,703)	(45,868)	5,246	(30,221)
Income tax recoverable/payable	(3,911)	(2,819)	2,158	(848)
Prepaid expenses and other current assets	7,508	(3,350)	7,177	(7,971)
Accounts payable and accrued liabilities	4,445	19,348	(3,480)	6,841
Customer and other deposits	(1,469)	(825)	129	(725)
	(12,401)	(31,989)	8,253	(27,188)

Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for lease liabilities
Operating leases	116	—	193	—
Accrued dividends on preferred stock	2,181	1,700	2,181	1,700
Dividend paid in kind on preferred stock	1,700	—	1,700	—

13. Commitments and Contingencies

Product Recall

On November 20, 2017, Treehouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois, titled TreeHouse Foods, Inc. et al. ("TreeHouse") v. SunOpta Grains and Food, Inc.  The Company was served with the Summons and Complaint on January 24, 2018. After the Company removed the case to the United States District Court for the Northern District of Illinois, the plaintiffs filed an Amended Complaint on April 23, 2018, and a second Amended Complaint on October 12, 2018. The plaintiffs alleged economic damages resulting from the Company's 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for listeria monocytogenes contamination. The plaintiffs brought claims for breach of contract, express and implied warranties and product guarantees, negligence, strict liability, negligent misrepresentation, and indemnity seeking $16.2 million in damages. There are no allegations of personal injury. On March 29, 2019, the court dismissed the plaintiffs' claims for negligence, strict liability, negligent misrepresentation, and common law indemnity. On May 31, 2020, the court granted summary judgment to SunOpta on TreeHouse's claims for breach of contract and breach of product guarantees, but denied summary judgment on TreeHouse's claims for breach of express and implied warranties. On the remaining claims, the court limited TreeHouse's damages to the purchase price of the product SunOpta sold to TreeHouse. The Company is vigorously defending itself against the remaining contract and warranty-based claims. The Company cannot reasonably predict the outcome of this claim, nor can it estimate the amount of loss, or range of loss, if any, that may result from this claim.

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

SUNOPTA INC.	26	June 27, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
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
SUNOPTA INC.	27	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Revenues and Operating Income

Reportable segment operating results for the quarters and two quarters ended June 27, 2020 and June 29, 2019 were as follows:

	Quarter ended
	June 27, 2020
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	126,543	91,705	92,696	310,944
Segment operating income (loss)	8,038	10,484	(2,016)	16,506
Corporate Services				(7,674)
Other income, net (see note 10)				333
Interest expense, net				(7,936)
Earnings before income taxes				1,229

	Quarter ended
	June 29, 2019
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	120,892	81,940	90,172	293,004
Segment operating income (loss)	3,667	4,496	(5,960)	2,203
Corporate Services				(4,740)
Other expense, net (see note 10)				(445)
Interest expense, net				(8,254)
Loss before income taxes				(11,236)

SUNOPTA INC.	28	June 27, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 27, 2020 and June 29, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Two quarters ended
	June 27, 2020
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	254,895	197,947	194,051	646,893
Segment operating income (loss)	16,152	24,337	(6,718)	33,771
Corporate Services				(13,480)
Other income, net (see note 10)				1,631
Interest expense, net				(16,216)
Earnings before income taxes				5,706

	Two quarters ended
	June 29, 2019
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	255,734	163,216	179,329	598,279
Segment operating income (loss)	10,210	7,024	(11,565)	5,669
Corporate Services				(7,886)
Other income, net (see note 10)				43,067
Interest expense, net				(16,993)
Earnings before income taxes				23,857

Segment Depreciation and Amortization

Depreciation and amortization by reportable segment for the quarters and two quarters ended June 27, 2020 and June 29, 2019 was as follows:

	Quarter ended		Two quarters ended
	June 27, 2020	June 29, 2019	June 27, 2020	June 29, 2019
	$	$	$	$
Global Ingredients	1,096	1,337	2,293	2,806
Plant-Based Foods and Beverages	2,380	1,526	4,748	3,003
Fruit-Based Foods and Beverages	4,110	4,166	8,246	8,394
Total segment depreciation and amortization	7,586	7,029	15,287	14,203
Corporate Services	1,165	1,157	2,386	2,285
Total depreciation and amortization	8,751	8,186	17,673	16,488

SUNOPTA INC.	29	June 27, 2020 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended June 27, 2020 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 ("Form 10-K").  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 5, 2020.

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
SUNOPTA INC.	30	June 27, 2020 10-Q

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

The segment information presented in this MD&A for the quarter and two quarters ended June 29, 2019 has been restated to conform with the preceding changes to our operating structure.

Update on Impact of COVID-19

We continue to actively address the impacts of the COVID-19 pandemic on our global operations.  We began to experience impacts to our business and results late in the first quarter of 2020, and these impacts continued through the second quarter of 2020.  As a result, we saw significant shifts in the mix of our business, resulting in lower demand for our food and beverage products from the foodservice channel due to the full or partial closure of many foodservice outlets, and an increase in demand from retail customers as consumers increased their at-home food and beverage consumption.  We saw a return towards normalized levels towards the end of the second quarter of 2020, as more foodservice outlets reopened and consumers adapted to the evolving environment; however, we cannot be certain that this trend will continue due to uncertain scope and duration of the pandemic.

To date, we have not experienced any material interruptions in our plant operations due to employee absences, or to our supply chains.  Our facilities have largely been exempt from government closure orders where applicable.  In the second quarter of 2020, we incurred approximately $1.4 million of incremental costs related to COVID-19, in order to provide wage premiums and personal protective equipment for our plant employees, and to implement additional cleaning and disinfecting protocols at our facilities.

During the first two quarters of 2020, we experienced increased volatility in foreign currency exchange rates and commodity prices, including a more than 20% depreciation of the Mexican peso against the U.S. dollar in March 2020.  In April 2020, we entered into a combination of foreign currency put and call option contracts (a zero-cost collar) to hedge our exposure to fluctuations in the Mexican peso on fruit inventory purchases and operating costs in Mexico through the remainder of 2020.

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

SUNOPTA INC.	31	June 27, 2020 10-Q

Value Creation Plan

The following table summarizes costs incurred by type under the Value Creation Plan that were charged to expense for the quarters and two quarters ended June 27, 2020 and June 29, 2019:

		Employee
	Asset	recruitment,
	impairments	retention and
	and facility	termination	Professional
	closure costs	costs	fees	Total
For the quarter ended	$	$	$	$
June 27, 2020
Selling, general and administrative expenses	—	225	238	463
Other expense (income)	(24)	40	—	16
Total	(24)	265	238	479

June 29, 2019
Selling, general and administrative expenses	—	770	184	954
Other expense	52	669	—	721
Total	52	1,439	184	1,675

		Employee
	Asset	recruitment,
	impairments	retention and
	and facility	termination	Professional
	closure costs	costs	fees	Total
For the two quarters ended	$	$	$	$
June 27, 2020
Selling, general and administrative expenses	—	710	789	1,499
Other expense	365	610	—	975
Total	365	1,320	789	2,474

June 29, 2019
Selling, general and administrative expenses	—	879	278	1,157
Other expense	308	2,068	—	2,376
Total	308	2,947	278	3,533

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

Sale of Soy and Corn Business

On February 22, 2019, our subsidiary, SunOpta Grains and Foods Inc., completed the sale of our specialty and organic soy and corn business to Pipeline Foods, LLC for $66.5 million, subject to certain post-closing adjustments, which resulted in a pre-tax gain on sale of $45.4 million recognized in the first two quarters of 2019.  The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of Global Ingredients.  For the period ended February 22, 2019, the soy and corn business generated revenues and gross profit of $10.3 million and $0.2 million, respectively, and reported an operating loss of $0.2 million (excluding management fees charged by Corporate Services).  The net proceeds from this transaction were initially used to repay borrowings and increase availability under our Global Credit Facility (as described below under the heading "Liquidity and Capital Resources").

SUNOPTA INC.	32	June 27, 2020 10-Q

Consolidated Results of Operations for the Quarters Ended June 27, 2020 and June 29, 2019

	June 27, 2020	June 29, 2019	Change	Change
For the quarter ended	$	$	$	%

Revenues
Global Ingredients	126,543	120,892	5,651	4.7%
Plant-Based Foods and Beverages	91,705	81,940	9,765	11.9%
Fruit-Based Foods and Beverages	92,696	90,172	2,524	2.8%
Total revenues	310,944	293,004	17,940	6.1%

Gross Profit
Global Ingredients	16,433	12,077	4,356	36.1%
Plant-Based Foods and Beverages	16,731	12,114	4,617	38.1%
Fruit-Based Foods and Beverages	6,528	3,136	3,392	108.2%
Total gross profit	39,692	27,327	12,365	45.2%

Segment operating income (loss)(1)
Global Ingredients	8,038	3,667	4,371	119.2%
Plant-Based Foods and Beverages	10,484	4,496	5,988	133.2%
Fruit-Based Foods and Beverages	(2,016)	(5,960)	3,944	66.2%
Corporate Services	(7,674)	(4,740)	(2,934)	-61.9%
Total segment operating income (loss)	8,832	(2,537)	11,369	448.1%

Other expense (income), net	(333)	445	(778)	-174.8%
Earnings (loss) before the following	9,165	(2,982)	12,147	407.3%
Interest expense, net	7,936	8,254	(318)	-3.9%
Provision for (recovery of) income taxes	452	(2,324)	2,776	119.4%
Net earnings (loss)(2),(3)	777	(8,912)	9,689	108.7%
Earnings (loss) attributable to non-controlling interests	(230)	143	(373)	-260.8%
Earnings (loss) attributable to SunOpta Inc.	1,007	(9,055)	10,062	111.1%
Dividends and accretion on preferred stock	(2,604)	(2,001)	(603)	-30.1%

Loss attributable to common shareholders(4)	(1,597)	(11,056)	9,459	85.6%

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

SUNOPTA INC.	33	June 27, 2020 10-Q

		Plant-Based	Fruit-Based
	Global	Foods and	Foods and	Corporate
	Ingredients	Beverages	Beverages	Services	Consolidated
For the quarter ended	$	$	$	$	$

June 27, 2020
Segment operating income (loss)	8,038	10,484	(2,016)	(7,674)	8,832
Other income (expense), net	(503)	1	479	356	333
Earnings (loss) before the following	7,535	10,485	(1,537)	(7,318)	9,165

June 29, 2019
Segment operating income (loss)	3,667	4,496	(5,960)	(4,740)	(2,537)
Other income (expense), net	(237)	430	(472)	(166)	(445)
Earnings (loss) before the following	3,430	4,926	(6,432)	(4,906)	(2,982)

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

The following table presents a reconciliation of adjusted earnings/loss from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.  In addition, in recognition of the sale of the soy and corn business (as described above under the heading "Sale of Soy and Corn Business"), we have prepared this table in a columnar format to present the effect of the disposal of this business on our consolidated results for the quarter ended June 29, 2019.  We believe this presentation assists investors in assessing the results of the operations we have disposed of and the effect of those operations on our financial performance.

SUNOPTA INC.	34	June 27, 2020 10-Q

	Excluding
	disposed operations		Disposed operations		Consolidated
		Per Diluted Share		Per Diluted Share		Per Diluted Share
For the quarter ended	$	$	$	$	$	$

June 27, 2020
Net earnings	777		—		777
Loss attributable to non-controlling interests	230		—		230
Dividends and accretion on preferred stock	(2,604)		—		(2,604)
Loss attributable to common shareholders	(1,597)	(0.02)	—	—	(1,597)	(0.02)

Adjusted for:
Costs related to the Value Creation Plan(a)	479		—		479
Plant expansion costs(b)	92		—		92
Other(c)	(349)		—		(349)
Net income tax effect(d)	17		—		17
Adjusted loss	(1,358)	(0.02)	—	—	(1,358)	(0.02)

June 29, 2019
Net loss	(8,766)		(146)		(8,912)
Earnings attributable to non-controlling interests	(143)		—		(143)
Dividends and accretion on preferred stock	(2,001)		—		(2,001)
Loss attributable to common shareholders	(10,910)	(0.12)	(146)	—	(11,056)	(0.13)

Adjusted for:
Costs related to Value Creation Plan(e)	1,675		—		1,675
Plant expansion costs(f)	311		—		311
Costs related to sale of soy and corn business(g)	—		201		201
Contract manufacturer transition costs(h)	201		—		201
Other(i)	(477)		—		(477)
Net income tax effect(d)	211		(55)		156
Adjusted loss	(8,989)	(0.10)	—	—	(8,989)	(0.10)

(a)  Reflects employee retention costs of $0.2 million and professional fees of $0.2 million recorded in SG&A expenses; and employee termination costs of $0.5 million (offset by a $0.4 million reversal of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees) recorded in other expense.

(b)  Reflects costs related to the expansion of our plant-based extraction capabilities at our Alexandria, Minnesota, facility, which were recorded in cost of goods sold.

(c)  Other income includes the reversal of previously accrued costs related to the withdrawal of certain consumer-packaged products.  These costs were recognized in other expense in 2016.

(d)  Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% for the quarter ended June 27, 2020 (June 29, 2019 - 27%) on adjusted earnings/loss before tax.

(e)  Reflects employee retention and relocation costs of $0.8 million, and professional fees of $0.2 million recorded in SG&A expenses; and employee termination costs of $0.7 million recorded in other expense.

(f)  Reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility, which were recorded in cost of goods sold.

(g)  Reflects legal fees incurred in connection with the sale of the soy and corn business, which were recorded in other expense.

(h)  Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold.

(i)   Other includes a gain related to a project cancellation, partially offset by losses on the disposal of assets, and business development costs, which were recorded in other income/expense.

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

(3) We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation and asset impairment charges, as well as other unusual items that affect the comparability of operating performance. We also use this measure to review and assess our progress under the Value Creation Plan and to assess operating performance in connection with our employee incentive programs.  In addition, we are subject to certain restrictions on incurring additional indebtedness based on availability and metrics that include in their calculation a measure of EBITDA. We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)).  The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.  In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of the disposal of the soy and corn business on our consolidated results for the quarter ended June 29, 2019.  We believe this presentation assists investors in assessing the results of the operations we have disposed of and the effect of those operations on our financial performance.

SUNOPTA INC.	35	June 27, 2020 10-Q

	Excluding
	disposed operations	Disposed operations	Consolidated
For the quarter ended	$	$	$

June 27, 2020
Net earnings	777	—	777
Provision for income taxes	452	—	452
Interest expense, net	7,936	—	7,936
Other income, net	(333)	—	(333)
Total segment operating income	8,832	—	8,832
Depreciation and amortization	8,751	—	8,751
Stock-based compensation(a)	2,368	—	2,368
Costs related to Value Creation Plan(b)	463	—	463
Plant expansion costs(c)	92	—	92
Adjusted EBITDA	20,506	—	20,506

June 29, 2019
Net loss	(8,766)	(146)	(8,912)
Recovery of income taxes	(2,269)	(55)	(2,324)
Interest expense, net	8,254	—	8,254
Other expense, net	244	201	445
Total segment operating loss	(2,537)	—	(2,537)
Depreciation and amortization	8,186	—	8,186
Stock-based compensation	2,999	—	2,999
Costs related to Value Creation Plan(b)	954	—	954
Plant expansion costs(c)	311	—	311
Contract manufacturer transition costs(d)	201	—	201
Adjusted EBITDA	10,114	—	10,114

(a)  For the second quarter of 2020, stock-based compensation of $2.4 million was recorded in SG&A expenses, and the reversal of $0.4 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(b)  For the second quarters of 2020 and 2019, reflects professional fees and employee retention costs of $0.5 million and $1.0 million, respectively, recorded in SG&A expenses.

(c)  For the second quarter of 2020, reflects costs related to the expansion of our plant-based extraction capabilities at our Alexandria, Minnesota, facility, and, for the second quarter of 2019, reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility, which were recorded in cost of goods sold.

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

SUNOPTA INC.	36	June 27, 2020 10-Q

Revenues for the quarter ended June 27, 2020 increased by 6.1% to $310.9 million from $293.0 million for the quarter ended June 29, 2019.  Excluding the impact on revenues of changes in commodity-related pricing (an increase in revenues of $1.8 million), partially offset by changes in foreign exchange rates (a decrease in revenues of $0.8 million), revenues increased by 5.8% in the second quarter of 2020, compared with the second quarter of 2019.  Revenues increased on an adjusted basis across all segments of the business, reflecting the expansion of plant-based beverage and broth offerings for retail customers, growth in plant-based ingredient extraction volumes, higher volumes of organic ingredients and premium juice products, and increased retail volumes and sales pricing for frozen fruit, partially offset by lower volumes of plant-based beverage, frozen fruit and fruit ingredient products sold into the foodservice channel, and lower sales of fruit snacks related to the timing of customer promotions.

Gross profit increased $12.4 million, or 45.2%, to $39.7 million for the quarter ended June 27, 2020, compared with $27.3 million for the quarter ended June 29, 2019.  As a percentage of revenues, gross profit for the quarter ended June 27, 2020 was 12.8% compared to 9.3% for the quarter ended June 29, 2019, an increase of 350 basis points.  Gross profit and gross profit percentage increased across all segments of the business, reflecting higher sales and production volumes of plant-based beverages, broths and plant-based ingredients, and improved plant utilization and productivity-driven cost savings in the Plant-Based Foods and Beverages segment, together with increased sales pricing and volumes, and a favorable mix of higher-margin retail sales of frozen fruit, and lower processing costs for frozen fruit within the Fruit-Based Foods and Beverages segment, and increased pricing spreads and productivity improvements for certain organic ingredients and premium juice products in the Global Ingredients segment, partially offset by lower production and plant utilization for fruit ingredients and fruit snacks in the Fruit-Based Foods and Beverages segment.

For the quarter ended June 27, 2020, we realized total segment operating income of $8.8 million, compared with a total segment operating loss of $2.5 million for the quarter ended June 29, 2019.  The $11.4 million increase in total segment operating income reflected higher gross profit, as described above, partially offset by a $1.0 million increase in SG&A expenses mainly due to higher employee-related variable compensation and benefit costs, partially offset by the benefit from headcount reductions and other cost savings measures taken in 2019, together with lower travel and marketing costs, and stock-based compensation expense.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other income for the quarter ended June 27, 2020, of $0.3 million, mainly reflected the reversal of costs that remained accrued related to the withdrawal of certain consumer-packaged products in 2016.  Other expense for the quarter ended June 29, 2019, of $0.4 million, reflected employee termination costs related to the Value Creation Plan and costs associated with the sale of the soy and corn business, offset by a gain related to a project cancellation.

Net interest expense decreased by $0.4 million to $7.9 million for the quarter ended June 27, 2020, compared with $8.3 million for the quarter ended June 29, 2019.  Interest expense included the amortization of debt issuance costs of $1.1 million and $0.7 million in the second quarters of 2020 and 2019, respectively.  The period-over-period decrease in net interest expense reflected lower average borrowings and weighted-average interest rates under our line of credit facilities.

We recognized a provision of income tax of $0.5 million for the quarter ended June 27, 2020, compared with a recovery of income taxes of $2.3 million for the quarter ended June 29, 2019.

On a consolidated basis, we realized a loss attributable to common shareholders of $1.6 million (diluted loss per share of $0.02) for the quarter ended June 27, 2020, compared with a loss attributable to common shareholders of $11.1 million (diluted loss per share of $0.13) for the quarter ended June 29, 2019.

For the quarter ended June 27, 2020, the adjusted loss was $1.4 million, or $0.02 per diluted share, compared with an adjusted loss of $9.0 million, or $0.10 per diluted share, for the quarter ended June 29, 2019.  Adjusted EBITDA of $20.5 million for the quarter ended June 27, 2020 more than doubled adjusted EBITDA of $10.1 million for the quarter ended June 29, 2019.  Adjusted earnings and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	37	June 27, 2020 10-Q

Segmented Operations Information

Global Ingredients
For the quarter ended	June 27, 2020	June 29, 2019	Change	% Change

Revenues	$126,543	$120,892	$5,651	4.7%
Gross profit	16,433	12,077	4,356	36.1%
Gross profit %	13.0%	10.0%		3.0%

Operating income	$8,038	$3,667	$4,371	119.2%
Operating income %	6.4%	3.0%		3.4%

Global Ingredients contributed $126.5 million in revenues for the quarter ended June 27, 2020, compared to $120.9 million for the quarter ended June 29, 2019, an increase of $5.7 million, or 4.7%.  Excluding the impact on revenues of commodity-related pricing and foreign exchange rate movements (a decrease in revenues of $2.7 million), Global Ingredients revenues increased approximately 6.9%.  The table below explains the increase in reported revenues:

Global Ingredients Revenue Changes
Revenues for the quarter ended June 29, 2019	$120,892
Increased sales volumes of organic ingredients including cocoa (reflecting increased production volumes of cocoa ingredients), oils (including increased production volumes of sunflower oil), and fruit (due to growth in new business), partially offset by lower volumes of coffee (due to COVID-19-related impacts on foodservice customers) and animal feed (due to the exit from underperforming bulk grain categories)	4,480
Higher sales volumes and pricing for premium juice products	3,915
Decreased commodity pricing for organic ingredients	(1,921)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar period-over-period	(823)
Revenues for the quarter ended June 27, 2020	$126,543

Gross profit in Global Ingredients increased by $4.4 million to $16.4 million for the quarter ended June 27, 2020, compared to $12.1 million for the quarter ended June 29, 2019, and the gross profit percentage increased by 3.0% to 13.0%.  The increase in gross profit percentage reflected increased pricing spreads, higher-margin product mix within certain categories, and manufacturing efficiencies for certain organic ingredients, together with a favorable cocoa commodity hedging result, and higher sales pricing and lower bottling costs for premium juice products.  The table below explains the increase in gross profit:

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended June 29, 2019	$12,077
Increased volumes of cocoa, oils and fruit, higher pricing spreads on fruit and nuts, and favorable mix of higher-margin specialty versus bulk oil and high-protein versus bulk animal feed sales, together with increased production volumes and manufacturing efficiencies in our cocoa and sunflower operations, and cocoa commodity hedging gains ($1.8 million), partially offset by lower volumes and pricing for coffee and lower-margin sales to reduce positions in older fruit inventories	2,905
Higher sales volumes and pricing, and lower bottling costs for premium juice products	1,451
Gross profit for the quarter ended June 27, 2020	$16,433

Operating income in Global Ingredients increased by $4.3 million, or 119.2%, to $8.0 million for the quarter ended June 27, 2020, compared to $3.7 million for the quarter ended June 29, 2019.  The table below explains the increase in operating income:

SUNOPTA INC.	38	June 27, 2020 10-Q

Global Ingredients Operating Income Changes
Operating income for the quarter ended June 29, 2019	$3,667
Increase in gross profit, as explained above	4,356
Decrease in corporate cost allocations	311
Lower spending associated with travel and marketing activities, together with a favorable foreign exchange impact on euro-denominated SG&A expenses, partially offset by higher employee-related variable compensation	205
Decrease in mark-to-market gains related to forward currency contracts ($0.4 million), together with net foreign exchange losses on the revaluation of U.S. dollar-denominated receivable and payable balances	(501)
Operating income for the quarter ended June 27, 2020	$8,038

Looking forward, we believe Global Ingredients is positioned to take advantage of opportunities in the growing organic and non-GMO food categories.  We intend to invest in ingredient categories where we have strong positions, including cocoa, oil and coffee, while continuing to rationalize certain underperforming categories, such as bulk animal feed.  During the second half of 2020, we could potentially experience increased demand for organic ingredients from food manufacturers in North America, as those manufacturers replenish retail inventories that were depleted due to the consumer response to COVID-19, which may be offset by weaker market conditions expected for organic ingredients in Europe.  In addition, we expect consumer demand for premium juice products to remain strong in the second half of 2020; however, coffee volumes are expected to remain soft, due to government restrictions on the reopening of many foodservice outlets.  The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, fluctuations in foreign currency exchange rates, commodity prices and availability of raw materials, potential competitive pressures, and general economic and political conditions globally and in the markets in which we do business, along with the other factors described above under "Forward-Looking Statements."

Plant-Based Foods and Beverages
For the quarter ended	June 27, 2020	June 29, 2019	Change	% Change

Revenues	$91,705	$81,940	$9,765	11.9%
Gross profit	16,731	12,114	4,617	38.1%
Gross profit %	18.2%	14.8%		3.4%

Operating income	$10,484	$4,496	$5,988	133.2%
Operating income %	11.4%	5.5%		5.9%

Plant-Based Foods and Beverages contributed $91.7 million in revenues for the quarter ended June 27, 2020, compared to $81.9 million for the quarter ended June 29, 2019, an increase of $9.8 million, or 11.9%.  Excluding the impact on revenues of changes in sunflower commodity-related pricing (an increase in revenues of $1.9 million), Plant-Based Foods and Beverages revenues increased approximately 9.6%.  The table below explains the increase in reported revenues:

SUNOPTA INC.	39	June 27, 2020 10-Q

Plant-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended June 29, 2019	$81,940
Higher retail sales volumes of plant-based beverages and everyday broth offerings, including output from additional aseptic processing capacity that came on-line in the third quarter of 2019, as well as increased demand for plant-based ingredients, partially offset by reduced sales volumes of plant-based beverage products to foodservice customers	7,864
Increased commodity pricing for sunflower	1,941
Lower volumes of sunflower inshell and kernel, mostly offset by higher volumes of birdfeed and roasted snacks	(40)
Revenues for the quarter ended June 27, 2020	$91,705

Gross profit in Plant-Based Foods and Beverages increased by $4.6 million to $16.7 million for the quarter ended June 27, 2020, compared to $12.1 million for the quarter ended June 29, 2019, and the gross profit percentage increased by 3.4% to 18.2%.  The increase in the gross profit percentage reflected strong production volumes, improved plant utilization and productivity-driven cost savings within our plant-based beverage and ingredient extraction operations, and improved margin performance within our sunflower and roasting operations.  The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended June 29, 2019	$12,114
Higher sales volumes, plant utilization and productivity improvements within our plant-based beverage and ingredient extraction operations, partially offset by wage premiums and higher cleaning costs attributable to COVID-19 (approximately $0.5 million)	4,529
Higher sales volumes of birdfeed and roasted snacks, and increased plant utilization within our sunflower and roasting operations, partially offset by COVID-19-related costs (approximately $0.1 million)	88
Gross profit for the quarter ended June 27, 2020	$16,731

Operating income in Plant-Based Foods and Beverages increased by $6.0 million to $10.5 million for the quarter ended June 27, 2020, compared to $4.5 million for the quarter ended June 29, 2019. The table below explains the increase in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended June 29, 2019	$4,496
Increase in gross profit, as explained above	4,617
Lower employee compensation costs due to headcount reductions, together with credit recoveries and reduced travel costs, partially offset by higher product development spending	697
Decrease in corporate cost allocations	674
Operating income for the quarter ended June 27, 2020	$10,484

Looking forward we believe the markets targeted by our Plant-Based Foods and Beverages segment have long-term growth potential; however, COVID-19 may cause significant demand volatility within our plant-based beverage operations for the duration of the pandemic.  In the second quarter of 2020, we experienced a significant decline in orders from many foodservice customers, offset by strong retail demand to meet higher at-home consumption.  We could potentially experience a return toward normalized levels in the second half of 2020, as more foodservice outlets re-open and consumers adapt to the evolving environment; however, we cannot be certain of this trend due to uncertain scope and duration of the COVID-19 pandemic.  Despite the impacts of COVID-19, we expect to see significant year-over-year growth in revenues and gross profit from our plant-based beverage and ingredient operations in 2020, including the benefit from a full-year output from two new aseptic processing lines that were commissioned at our Allentown, Pennsylvania, plant-based beverage facility in the third quarter of 2019.  In addition, we believe we are on-track to execute several major capital projects in 2020 to further increase our aseptic processing capacity and expand our ingredient extraction capabilities.  The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, customer actions, consumer behaviours, competitive pressures, unexpected delays in executing on our capital projects, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	40	June 27, 2020 10-Q

Fruit-Based Foods and Beverages
For the quarter ended	June 27, 2020	June 29, 2019	Change	% Change

Revenues	$92,696	$90,172	$2,524	2.8%
Gross profit	6,528	3,136	3,392	108.2%
Gross profit %	7.0%	3.5%		3.5%

Operating loss	$(2,016)	$(5,960)	$3,944	66.2%
Operating loss %	-2.2%	-6.6%		4.4%

Fruit-Based Foods and Beverages contributed $92.7 million in revenues for the quarter ended June 27, 2020, compared to $90.2 million for the quarter ended June 29, 2019, an increase of $2.5 million, or 2.8%.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $1.8 million), Fruit-Based Foods and Beverages revenues increased approximately 0.8%.  The table below explains the increase in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended June 29, 2019	$90,172
Increased volumes and sales pricing for frozen fruit into the retail channel, partially offset by lower demand for frozen fruit and fruit preparations from foodservice customers	2,495
Increase in commodity pricing for raw fruit	1,808
Lower sales volumes of fruit snack products due to the timing of customer promotions	(1,779)
Revenues for the quarter ended June 27, 2020	$92,696

SUNOPTA INC.	41	June 27, 2020 10-Q

Gross profit in Fruit-Based Foods and Beverages more than doubled to $6.5 million for the quarter ended June 27, 2020, compared to $3.1 million for the quarter ended June 29, 2019, and the gross profit percentage increased by 3.5% to 7.0%.  The increase in the gross profit percentage reflected increased sales pricing and a favorable mix of higher-margin retail sales of frozen fruit.  In addition, automation and productivity initiatives in our frozen fruit manufacturing facilities have generated higher yields and throughput, while allowing these facilities to operate with fewer seasonal workers.  These factors were partially offset by lower production volumes and plant utilization within our fruit ingredient and fruit snacks operations.  The table below explains the increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended June 29, 2019	$3,136
Impact of higher sales volumes and pricing for frozen fruit, including a favorable mix of higher-margin retail versus foodservice sales, together with lower processing costs for frozen fruit, partially offset by lower sales volumes and plant utilization for fruit ingredients, together with wage premiums and higher cleaning costs attributable to COVID-19 (approximately $0.6 million)	4,392
Lower sales volumes for fruit snacks, together with lower production volumes, plant utilization and COVID-19-related costs (approximately $0.1 million)	(1,000)
Gross profit for the quarter ended June 27, 2020	$6,528

Operating loss in Fruit-Based Foods and Beverages decreased by $4.0 million to $2.0 million for the quarter ended June 27, 2020, compared to $6.0 million for the quarter ended June 29, 2019. The table below explains the decrease in operating loss:

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the quarter ended June 29, 2019	$(5,960)
Increase in gross profit, as explained above	3,392
Decrease in corporate cost allocations	737
Impact of reserves for credit losses due to weaker economic conditions and increased employee compensation related to new management hires, partially offset by a favorable foreign exchange impact on Mexican peso-denominated SG&A expenses, together with realized gains from hedging activities	(185)
Operating loss for the quarter ended June 27, 2020	$(2,016)

Looking forward we expect sequential margin improvement in the Fruit-Based Foods and Beverages segment in the second half of 2020, as we realize the full effect of pricing actions on frozen fruit taken in 2019, together with expected labor cost savings in 2020 from new plant automation initiatives and improved cost of processing the 2020 strawberry crop compared to 2019.  We expect to see continued strong demand for frozen fruit from retail customers in the second half of 2020; however, in the second quarter of 2020, we began to experience a shortfall in frozen strawberry supply from growers in California, due to more of the crop being directed to meet fresh market demand, which is putting upward pressure on strawberry commodity pricing.  This supply shortfall may continue until the next crop cycle, which could negatively impact our revenues in the second half of 2020 and into the first half of 2021, due to a potential need to reduce volumes to certain existing customers and inability to benefit from spot opportunities with new customers.  The supply shortfall could also negatively impact gross margins during these periods, to the extent we are unable to recover the higher input costs through increased sales pricing to customers.  The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, availability and commodity pricing for fruit, customer actions, consumer behaviours, competitive pressures, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

Corporate Services
For the quarter ended	June 27, 2020	June 29, 2019	Change	% Change

Operating loss	$(7,674)	$(4,740)	$(2,934)	-61.9%

Operating loss at Corporate Services increased by $2.9 million to $7.7 million for the quarter ended June 27, 2020, compared to a loss of $4.7 million for the quarter ended June 29, 2019. The table below explains the increase in operating loss:

SUNOPTA INC.	42	June 27, 2020 10-Q

Corporate Services Operating Loss Changes
Operating loss for the quarter ended June 29, 2019	$(4,740)
Higher employee-related variable compensation and benefit costs, partially offset by the impact of headcount reductions and reduced travel costs, together with favorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	(2,334)
Decrease in corporate cost allocations to SunOpta operating segments, as a result of lower corporate headcount and overhead costs	(1,722)
Lower stock-based compensation costs related to a prior three-year incentive plan, as awards granted under the plan to certain employees in the second quarter of 2017 became fully amortized	631
Lower non-structural third-party professional fees and employee retention costs associated with the Value Creation Plan	491
Operating loss for the quarter ended June 27, 2020	$(7,674)

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

SUNOPTA INC.	43	June 27, 2020 10-Q

Consolidated Results of Operations for the two quarters ended June 27, 2020 and June 29, 2019
	June 27, 2020	June 29, 2019	Change	Change
For the two quarters ended	$	$	$	%

Revenues
Global Ingredients	254,895	255,734	(839)	-0.3%
Plant-Based Foods and Beverages	197,947	163,216	34,731	21.3%
Fruit-Based Foods and Beverages	194,051	179,329	14,722	8.2%
Total revenues	646,893	598,279	48,614	8.1%

Gross Profit
Global Ingredients	32,980	26,769	6,211	23.2%
Plant-Based Foods and Beverages	37,802	22,610	15,192	67.2%
Fruit-Based Foods and Beverages	12,630	6,154	6,476	105.2%
Total gross profit	83,412	55,533	27,879	50.2%

Segment operating income (loss)(1)
Global Ingredients	16,152	10,210	5,942	58.2%
Plant-Based Foods and Beverages	24,337	7,024	17,313	246.5%
Fruit-Based Foods and Beverages	(6,718)	(11,565)	4,847	41.9%
Corporate Services	(13,480)	(7,886)	(5,594)	-70.9%
Total segment operating income (loss)	20,291	(2,217)	22,508	1015.2%

Other income, net	(1,631)	(43,067)	41,436	96.2%
Earnings before the following	21,922	40,850	(18,928)	-46.3%
Interest expense, net	16,216	16,993	(777)	-4.6%
Provision for income taxes	1,582	7,174	(5,592)	-77.9%
Net earnings(2),(3)	4,124	16,683	(12,559)	-75.3%
Earnings (loss) attributable to non-controlling interests	(244)	89	(333)	-374.2%
Earnings attributable to SunOpta Inc.	4,368	16,594	(12,226)	-73.7%
Dividends and accretion on preferred stock	(4,629)	(3,996)	(633)	-15.8%

Earnings (loss) attributable to common shareholders(4)	(261)	12,598	(12,859)	-102.1%

(1) The following table presents a reconciliation of segment operating income/loss to earnings/loss before the following, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended June 27, 2020 and June 29, 2019" table regarding the use of this non-GAAP measure).

		Plant-Based	Fruit-Based
	Global	Foods and	Foods and	Corporate
	Ingredients	Beverages	Beverages	Services	Consolidated
For the two quarters ended	$	$	$	$	$

June 27, 2020
Segment operating income (loss)	16,152	24,337	(6,718)	(13,480)	20,291
Other income (expense), net	1,332	8	(441)	732	1,631
Earnings (loss) before the following	17,484	24,345	(7,159)	(12,748)	21,922

June 29, 2019
Segment operating income (loss)	10,210	7,024	(11,565)	(7,886)	(2,217)
Other income (expense), net	45,328	(396)	(762)	(1,103)	43,067
Earnings (loss) before the following	55,538	6,628	(12,327)	(8,989)	40,850

SUNOPTA INC.	44	June 27, 2020 10-Q

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

(2)  The following table presents a reconciliation of adjusted earnings/loss from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended June 27, 2020 and June 29, 2019" table regarding the use of this non-GAAP measure).  In addition, in recognition of the sale of the soy and corn business (as described above under the heading "Sale of Soy and Corn Business"), we have prepared this table in a columnar format to present the effect of the disposal of these operations on our consolidated results for the two quarters ended June 29, 2019.  We believe this presentation assists  investors in assessing the results of the operations we have disposed and the effect of those operations on our financial performance.
	Excluding
	disposed operations		Disposed operations		Consolidated
		Per Diluted Share		Per Diluted Share		Per Diluted Share
For the two quarters ended	$	$	$	$	$	$

June 27, 2020
Net earnings	4,124		—		4,124
Loss attributable to non-controlling interests	244		—		244
Dividends and accretion on preferred stock	(4,629)		—		(4,629)
Loss attributable to common shareholders	(261)	(0.00)	—	—	(261)	(0.00)

Adjusted for:
Costs related to the Value Creation Plan(a)	2,474		—		2,474
Plant expansion costs(b)	92		—		92
Contingent consideration settlement(c)	(2,286)		—		(2,286)
Other(d)	(320)		—		(320)
Net income tax effect(e)	(118)		—		(118)
Adjusted loss	(419)	(0.00)	—	—	(419)	(0.00)

June 29, 2019
Net earnings (loss)	(15,967)		32,650		16,683
Earnings attributable to non-controlling interests	(89)		—		(89)
Dividends and accretion on preferred stock	(3,996)		—		(3,996)
Earnings (loss) attributable to common shareholders	(20,052)	(0.23)	32,650	0.37	12,598	0.14

Adjusted for:
Gain on sale of soy and corn business(f)	—		(45,378)		(45,378)
Costs related to Value Creation Plan(g)	3,533		—		3,533
Plant expansion costs(h)	311		—		311
Contract manufacturer transition costs(i)	289		—		289
Product withdrawal and recall costs(j)	260		—		260
Other(k)	(325)		—		(325)
Net income tax effect(e)	(615)		12,434		11,819
Adjusted loss	(16,599)	(0.19)	(294)	(0.00)	(16,893)	(0.19)

(a) Reflects employee retention costs of $0.7 million and professional fees of $0.8 million recorded in SG&A expenses; and employee termination costs of $1.5 million (offset by a $0.9 million reversal of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), and facility closure costs of $0.4 million recorded in other expense.
(b) Reflects costs related to the expansion of our plant-based extraction capabilities at our Alexandria, Minnesota, facility, which were recorded in cost of goods sold.
(c) Reflects a gain on the settlement of the remaining earn-out obligation related to our acquisition of Citrusource in 2015, which was recorded in other income.
(d) Other income includes the reversal of previously accrued costs related to the withdrawal of certain consumer-packaged products.  These costs were recognized in other expense in 2016.
(e) Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% for the two quarters ended June 27, 2020 (June 29, 2019 - 27%) on adjusted earnings/loss before tax.
(f) Reflects the recognized gain on sale of the soy and corn business, which was recorded in other income.
(g) Reflects employee retention and relocation costs of $0.9 million, and professional fees of $0.3 million recorded in SG&A expenses; and employee termination costs of $3.5 million, recruitment costs of $0.6 million, and facility closure costs of $0.3 million, offset by the reversal of $2.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees, all recorded in other expense.

SUNOPTA INC.	45	June 27, 2020 10-Q

(h) Reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility, which were recorded in cost of goods sold.
(i) Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold.
(j) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in 2016, which were recorded in other expense.
(k) Other includes a gain related to a project cancellation, partially offset by insurance deductibles, losses on the disposal of assets, and business development costs, which were recorded in other income/expense.

(3)  The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended June 27, 2020 and June 29, 2019" table regarding the use of this non-GAAP measure).  In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of the disposals of the soy and corn business for the two quarters ended June 29, 2019.  We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.
	Excluding
	disposed operations	Disposed operations	Consolidated
For the two quarters ended	$	$	$

June 27, 2020
Net earnings	4,124	—	4,124
Provision for income taxes	1,582	—	1,582
Interest expense, net	16,216	—	16,216
Other income, net	(1,631)	—	(1,631)
Total segment operating income	20,291	—	20,291
Depreciation and amortization	17,673	—	17,673
Stock-based compensation(a)	5,274	—	5,274
Costs related to Value Creation Plan(b)	1,499	—	1,499
Plant expansion costs(c)	92	—	92
Adjusted EBITDA	44,829	—	44,829

June 29, 2019
Net earnings (loss)	(15,967)	32,650	16,683
Provision for (recovery of) income taxes	(5,148)	12,322	7,174
Interest expense, net	16,993	—	16,993
Other expense (income), net	2,311	(45,378)	(43,067)
Total segment operating income (loss)	(1,811)	(406)	(2,217)
Depreciation and amortization	16,359	129	16,488
Stock-based compensation(a)	4,938	—	4,938
Costs related to Value Creation Plan(b)	1,157	—	1,157
Plant expansion costs(c)	311	—	311
Contract manufacturer transition costs(d)	289	—	289
Adjusted EBITDA	21,243	(277)	20,966

(a)  For the first two quarters of 2020 and 2019, stock-based compensation of $5.3 million and $4.9 million, respectively, was recorded in SG&A expenses, and the reversal of $0.9 million and $2.1 million, respectively, of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.
(b)  For the first two quarters of 2020 and 2019, reflects professional fees, and employee retention and relocation costs of $1.5 million and $1.2 million, respectively, recorded in SG&A expenses.
(c)  For the first two quarters of 2020, reflects costs related to the expansion of our plant-based extraction capabilities at our Alexandria, Minnesota, facility, and, for the first two quarters of 2019, reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility, which were recorded in cost of goods sold.
(d)  Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold.

(4)  Refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended June 27, 2020 and June 29, 2019" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the two quarters ended June 27, 2020 increased by 8.1% to $646.9 million from $598.3 million for the two quarters ended June 29, 2019.  Excluding the impact on revenues of the sale of the soy and corn business and the acquisition of Sanmark (a net decrease in revenues of $7.3 million) and changes in foreign exchange rates (a decrease in revenues of $2.0 million), partially offset by changes in commodity-related pricing (an increase in revenues of $1.7 million), revenues increased by 9.5% in the first two quarters of 2020, compared with the first two quarters of 2019.  Revenues increased on an adjusted basis across all segments of the business, reflecting the expansion of plant-based beverage and broth offerings for retail customers, growth in plant-based ingredient extraction volumes, higher volumes of organic ingredients and premium juice products, and increased retail volumes and sales pricing for frozen fruit, partially offset by lower volumes of plant-based beverage, frozen fruit and fruit ingredient products sold into the foodservice channel.

SUNOPTA INC.	46	June 27, 2020 10-Q

Gross profit increased $27.9 million, or 50.2%, to $83.4 million for the two quarters ended June 27, 2020, compared with $55.5 million for the two quarters ended June 29, 2019.  As a percentage of revenues, gross profit for the two quarters ended June 27, 2020 was 12.9% compared to 9.3% for the two quarters ended June 29, 2019, an increase of 360 basis points.  Gross profit and gross profit percentage increased across all segments of the business, reflecting higher sales and production volumes of plant-based beverages, broths and plant-based ingredients, and improved plant utilization and productivity-driven cost savings in the Plant-Based Foods and Beverages segment, together with increased sales pricing and volumes, and a favorable mix of higher-margin retail sales of frozen fruit, and lower processing costs within the Fruit-Based Foods and Beverages segment, and increased pricing spreads and productivity improvements for certain organic ingredients and premium juice products in the Global Ingredients segment, partially offset by lower production and plant utilization for fruit ingredients and fruit snacks in the Fruit-Based Foods and Beverages segment.

For the two quarters ended June 27, 2020, we realized total segment operating income of $20.3 million, compared with a total segment operating loss of $2.2 million for the two quarters ended June 29, 2019.  The $22.5 million increase in total segment operating income reflected higher gross profit, as described above, partially offset by a year-over-year unfavorable foreign exchange impact of $3.5 million within our Mexican frozen fruit and European organic ingredient operations, due to declines in the Mexican peso and euro relative to the U.S. dollar, together with a $2.0 million increase in SG&A expenses mainly due to higher employee-related variable compensation and benefit costs, and reserves for credit losses due to a weaker economic outlook, partially offset by the benefit from headcount reductions and other cost savings measures taken in 2019, together with lower travel and marketing costs.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other income for the two quarters ended June 27, 2020, of $1.6 million, mainly reflected a $2.3 million gain on the settlement of a remaining earn-out obligation that arose from our acquisition of Citrusource in 2015, partially offset by employee termination and facility closure costs related to the Value Creation Plan.  Other income for the two quarters ended June 29, 2019, of $43.1 million, mainly reflected the pre-tax gain on sale of the soy and corn business of $45.4 million.

Net interest expense decreased by $0.8 million to $16.2 million for the two quarters ended June 27, 2020, compared with $17.0 million for the two quarters ended June 29, 2019.  Interest expense included the amortization of debt issuance costs of $2.0 million and $1.3 million in the first two quarters of 2020 and 2019, respectively.  The year-over-year decrease in net interest expense reflected lower average borrowings and weighted-average interest rates under our line of credit facilities, together with interest income received on a tax refund in the first quarter of 2020.

We recognized a provision of income tax of $1.6 million for the two quarters ended June 27, 2020, compared with a recovery of income taxes of $7.2 million for the two quarters ended June 29, 2019.  The effective tax rate was 27.7% in the first two quarters of 2020, compared with 28.2% in the first two quarters of 2019.

On a consolidated basis, we realized a loss attributable to common shareholders of $0.3 million (diluted loss per share of $0.00) for the two quarters ended June 27, 2020, compared with earnings attributable to common shareholders of $12.6 million (diluted earnings per share of $0.14) for the two quarters ended June 29, 2019, which was inclusive of the gain on the sale of the soy and corn business.

For the two quarters ended June 27, 2020, the adjusted loss was $0.4 million, or $0.00 per diluted share, compared with an adjusted loss of $16.9 million, or $0.19 per diluted share, for the two quarters ended June 29, 2019.  Excluding the results of the disposed soy and corn operations, the adjusted loss was $16.6 million, or $0.19 per diluted share, for the two quarters ended June 29, 2019.  Adjusted EBITDA of $44.8 million for the two quarters ended June 27, 2020 more than doubled adjusted EBITDA of $21.0 million for the two quarters ended June 29, 2019.  Excluding disposed operations, adjusted EBITDA was $21.2 million for the two quarters ended June 29, 2019.  Adjusted earnings and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	47	June 27, 2020 10-Q

Segmented Operations Information

Global Ingredients
For the two quarters ended	June 27, 2020	June 29, 2019	Change	% Change

Revenues	$254,895	$255,734	$(839)	-0.3%
Gross profit	32,980	26,769	6,211	23.2%
Gross profit %	12.9%	10.5%		2.4%

Operating income	$16,152	$10,210	$5,942	58.2%
Operating income %	6.3%	4.0%		2.3%

Global Ingredients contributed $254.9 million in revenues for the two quarters ended June 27, 2020, compared to $255.7 million for the two quarters ended June 29, 2019, a decrease of $0.8 million, or 0.3%.  Excluding the impact on revenues of changes in commodity-related pricing and foreign exchange rate movements (a decrease in revenues of $9.0 million), and the sale of the soy and corn business and acquisition of Sanmark (a net decrease in revenues of $7.3 million), Global Ingredients revenues increased approximately 6.2%.  The table below explains the decrease in reported revenues:

Global Ingredients Revenue Changes
Revenues for the two quarters ended June 29, 2019	$255,734
Impact of the sale of the soy and corn business	(10,346)
Decreased commodity pricing for organic ingredients	(6,991)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar period-over-period	(2,036)
Increased sales volumes of organic ingredients including cocoa (reflecting increased production volumes of cocoa ingredients and sales of cocoa beans) and oils (including incremental revenues from Sanmark and increased production volumes of sunflower oil), partially offset by lower volumes of animal feed (due to the exit from underperforming bulk grain categories) and coffee (due to COVID-19-related impacts on foodservice customers)	11,121
Higher sales volumes and pricing for premium juice products	7,413
Revenues for the two quarters ended June 27, 2020	$254,895

Gross profit in Global Ingredients increased by $6.2 million to $33.0 million for the two quarters ended June 27, 2020, compared to $26.8 million for the two quarters ended June 29, 2019, and the gross profit percentage increased by 2.4% to 12.9%.  Excluding the impact on gross profit of the sale of the soy and corn business, the gross profit percentage would have been 10.8% in the first two quarters of 2019.  The increase in gross profit percentage excluding the soy and corn business reflected increased pricing spreads, higher-margin product mix within certain categories, and manufacturing efficiencies for certain organic ingredients, together with a favorable cocoa commodity hedging result, and higher sales pricing and lower bottling costs for premium juice products.  The table below explains the increase in gross profit:

SUNOPTA INC.	48	June 27, 2020 10-Q

Global Ingredients Gross Profit Changes
Gross profit for the two quarters ended June 29, 2019	$26,769
Increased volumes of cocoa and oils, higher pricing spreads on nuts, and favorable mix of higher-margin specialty versus bulk oil and high-protein versus bulk animal feed sales, together with increased production volumes and manufacturing efficiencies in our cocoa and sunflower operations, and cocoa commodity hedging gains ($1.8 million), partially offset by lower volumes and pricing for coffee, and lower-margin sales to reduce positions in bulk animal feed and older fruit inventories	4,084
Higher sales volumes and pricing, and lower bottling costs for premium juice products	2,307
Impact of the sale of the soy and corn business	(180)
Gross profit for the two quarters ended June 27, 2020	$32,980

Operating income in Global Ingredients increased by $6.0 million, or 58.2%, to $16.2 million for the two quarters ended June 27, 2020, compared to $10.2 million for the two quarters ended June 29, 2019.  The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the two quarters ended June 29, 2019	$10,210
Increase in gross profit, as explained above	6,211
Lower spending associated with travel and marketing activities and favorable foreign exchange impact on euro-denominated SG&A expenses, together with SG&A reductions from the sale of the soy and corn business, partially offset by higher employee-related variable compensation	743
Decrease in corporate cost allocations	615
Net foreign exchange losses on the revaluation of U.S. dollar-denominated receivable and payable balances, together with a $0.8 million decrease in mark-to-market gains related to forward currency contracts	(1,627)
Operating income for the two quarters ended June 27, 2020	$16,152
Plant-Based Foods and Beverages
For the two quarters ended	June 27, 2020	June 29, 2019	Change	% Change

Revenues	$197,947	$163,216	$34,731	21.3%
Gross profit	37,802	22,610	15,192	67.2%
Gross profit %	19.1%	13.9%		5.2%

Operating income	$24,337	$7,024	$17,313	246.5%
Operating income %	12.3%	4.3%		8.0%

Plant-Based Foods and Beverages contributed $197.9 million in revenues for the two quarters ended June 27, 2020, compared to $163.2 million for the two quarters ended June 29, 2019, an increase of $34.7 million, or 21.3%.  Excluding the impact on revenues of changes in sunflower commodity-related pricing (an increase in revenues of $2.8 million), Plant-Based Foods and Beverages revenues increased approximately 19.6%.  The table below explains the increase in reported revenues:

SUNOPTA INC.	49	June 27, 2020 10-Q

Plant-Based Foods and Beverages Revenue Changes
Revenues for the two quarters ended June 29, 2019	$163,216
Higher retail sales volumes of plant-based beverages and everyday broth offerings, including output from additional aseptic processing capacity that came on-line in the third quarter of 2019, as well as increased demand for plant-based ingredients, partially offset by reduced sales volumes of plant-based beverage products to foodservice customers	31,082
Increased commodity pricing for sunflower	2,759
Higher volumes of birdfeed and roasted snacks, partially offset by lower volumes of sunflower inshell and kernel	890
Revenues for the two quarters ended June 27, 2020	$197,947

Gross profit in Plant-Based Foods and Beverages increased by $15.2 million to $37.8 million for the two quarters ended June 27, 2020, compared to $22.6 million for the two quarters ended June 29, 2019, and the gross profit percentage increased by 5.2% to 19.1%.  The increase in the gross profit percentage reflected strong production volumes, improved plant utilization and productivity-driven cost savings within our plant-based beverage and ingredient extraction operations, and improved margin performance within our sunflower and roasting operations.  The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the two quarters ended June 29, 2019	$22,610
Higher sales volumes, plant utilization and productivity improvements within our plant-based beverage and ingredient extraction operations, partially offset by wage premiums and higher cleaning costs attributable to COVID-19 (approximately $0.5 million)	14,498
Higher sales volumes of birdfeed and roasted snacks, and increased plant utilization within our sunflower and roasting operations, partially offset by COVID-19-related costs (approximately $0.1 million)	694
Gross profit for the two quarters ended June 27, 2020	$37,802

Operating income in Plant-Based Foods and Beverages increased by $17.3 million to $24.3 million for the two quarters ended June 27, 2020, compared to $7.0 million for the two quarters ended June 29, 2019. The table below explains the increase in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the two quarters ended June 29, 2019	$7,024
Increase in gross profit, as explained above	15,192
Decrease in corporate cost allocations	1,349
Lower employee compensation costs due to headcount reductions and reduced travel costs, partially offset by higher product development spending and reserves for credit losses due to weaker economic conditions	772
Operating income for the two quarters ended June 27, 2020	$24,337

SUNOPTA INC.	50	June 27, 2020 10-Q

Fruit-Based Foods and Beverages
For the two quarters ended	June 27, 2020	June 29, 2019	Change	% Change

Revenues	$194,051	$179,329	$14,722	8.2%
Gross profit	12,630	6,154	6,476	105.2%
Gross profit %	6.5%	3.4%		3.1%

Operating loss	$(6,718)	$(11,565)	$4,847	41.9%
Operating loss %	-3.5%	-6.4%		2.9%

Fruit-Based Foods and Beverages contributed $194.1 million in revenues for the two quarters ended June 27, 2020, compared to $179.3 million for the two quarters ended June 29, 2019, an increase of $14.7 million, or 8.2%.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $5.9 million), Fruit-Based Foods and Beverages revenues increased approximately 4.9%.  The table below explains the increase in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the two quarters ended June 29, 2019	$179,329
Increased volumes and sales pricing for frozen fruit into the retail channel, together with increased demand for fruit ingredients from yogurt producers, partially offset by lower demand for frozen fruit and fruit preparations from foodservice customers	8,831
Increased commodity pricing for raw fruit	5,891
Revenues for the two quarters ended June 27, 2020	$194,051

Gross profit in Fruit-Based Foods and Beverages more than doubled to $12.6 million for the two quarters ended June 27, 2020, compared to $6.2 million for the two quarters ended June 29, 2019, and the gross profit percentage increased by 3.1% to 6.5%.  The increase in the gross profit percentage reflected increased sales pricing and a favorable mix of higher-margin retail sales of frozen fruit.  In addition, automation and productivity initiatives in our frozen fruit manufacturing facilities have generated higher yields and throughput, while allowing these facilities to operate with fewer seasonal workers.  These factors were partially offset by lower production volumes and plant utilization within our fruit ingredient and fruit snacks operations.  The table below explains the increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the two quarters ended June 29, 2019	$6,154
Impact of higher sales volumes and pricing for frozen fruit, including a favorable mix of higher-margin retail versus foodservice sales, together with lower processing costs for frozen fruit, partially offset by lower sales volumes and plant utilization for fruit ingredients, together with wage premiums and higher cleaning costs attributable to COVID-19 (approximately $0.6 million)	7,317
Lower production volumes and plant utilization for fruit snacks, together with COVID-19-related costs (approximately $0.1 million)	(841)
Gross profit for the two quarters ended June 27, 2020	$12,630

Operating loss in Fruit-Based Foods and Beverages decreased by $4.9 million to $6.7 million for the two quarters ended June 27, 2020, compared to $11.6 million for the two quarters ended June 29, 2019. The table below explains the decrease in operating loss:

SUNOPTA INC.	51	June 27, 2020 10-Q

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the two quarters ended June 29, 2019	$(11,565)
Increase in gross profit, as explained above	6,476
Decrease in corporate cost allocations	1,474
Unfavorable foreign exchange impact on our frozen fruit operations in Mexico due to a decline in the value of the Mexican peso in the first two quarters of 2020 (net of realized gains from hedging activities in the second quarter of 2020), together with the impact of reserves for credit losses due to weaker economic conditions and increased employee compensation related to new management hires	(3,103)
Operating loss for the two quarters ended June 27, 2020	$(6,718)
Corporate Services
For the two quarters ended	June 27, 2020	June 29, 2019	Change	% Change

Operating loss	$(13,480)	$(7,886)	$(5,594)	-70.9%

Operating loss at Corporate Services increased by $5.6 million to $13.5 million for the two quarters ended June 27, 2020, compared to a loss of $7.9 million for the two quarters ended June 29, 2019. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended June 29, 2019	$(7,886)
Decrease in corporate cost allocations to SunOpta operating segments, as a result of lower corporate headcount and overhead costs	(3,438)
Higher employee-related variable compensation and benefit costs, partially offset by the impact of headcount reductions and reduced travel costs, together with favorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	(1,478)
Higher non-structural third-party professional fees and employee retention costs associated with the Value Creation Plan	(342)
Increased stock-based compensation costs related to the initiation of an equity-based annual bonus plan for certain employees commencing in the second quarter of 2019	(336)
Operating loss for the two quarters ended June 27, 2020	$(13,480)

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

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

• Existing cash and cash equivalents;
• Available operating lines of credit;
• Cash flows generated from operating activities, including working capital efficiency efforts;

SUNOPTA INC.	52	June 27, 2020 10-Q

• Cash flows generated from the exercise, if any, of stock options during the year;
• Potential additional long-term financing, including leasing arrangements and the issuance of debt and/or equity securities; and
• Potential sales of businesses or assets.

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

On September 19, 2017 and October 22, 2018, the Global Credit Facility was amended to add an additional $20 million U.S. asset-based credit subfacility (the "U.S. Subfacility"), which was fully drawn as of October 22, 2018.  Commencing on March 31, 2019, quarterly amortization payments on the aggregate principal amount of the U.S. Subfacility are equal to $3.33 million, and these payments may be funded through borrowings under the revolving facilities of the Global Credit Facility.  Borrowings repaid under the U.S. Subfacility may not be borrowed again.  As at June 27, 2020, $3.33 million remained drawn on the U.S. Subfacility, which was repaid on June 30, 2020.  The applicable margin for the U.S. Subfacility is set quarterly based on average borrowing availability for the preceding fiscal quarter ranges from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers' acceptance rate borrowings.

As at June 27, 2020, we had outstanding borrowings of $202.3 million (December 28, 2019 - $241.7 million) and available borrowing capacity of approximately $61 million (December 28, 2019 - $43 million) under the Global Credit Facility.  For more information on the Global Credit Facility, see note 7(1) to the unaudited consolidated financial statements included in this report.

As at June 27, 2020, we had borrowings of $2.6 million (€2.3 million) outstanding under a $6.6 million (€6.0 million) revolving credit facility used to fund the activities of our Bulgarian sunflower processing operations.  The maturity date of this annual facility has been temporarily extended from April 30, 2020 to August 31, 2020 due to COVID-19 conditions.  Our intention is to complete the renewal of this facility until April 30, 2021.  For more information on the Bulgarian credit facility, see note 7(2) to the unaudited consolidated financial statements included in this report.

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the "Notes").  As at June 27, 2020, the outstanding principal amount of the Notes was $223.5 million.  For more information on the Notes, see note 7(3) to the unaudited consolidated financial statements included in this report.

On October 7, 2016, SunOpta Foods issued 85,000 shares of Series A Preferred Stock (the "Series A Preferred Stock") for $85.0 million.  The Series A Preferred Stock had an initial liquidation preference of $1,000 per share and is currently exchangeable into shares of our common stock at an exchange price of $7.00 per share.  Cumulative preferred dividends accrue daily on the Series A Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025, which presently equates to quarterly dividend distributions of approximately $1.7 million, and 12.5% of the liquidation preference thereafter.  Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to pay in kind by adding the amount that would have been paid to the liquidation preference.  For quarterly periods prior to the first quarter of 2020, dividends declared on the Series A Preferred Stock were paid in cash by SunOpta Foods.  For the first quarter of 2020, SunOpta Foods elected to declare dividends on the Series A Preferred Stock to be paid in kind and, as a result, the aggregate liquidation preference increased by $1.7 million to $86.7 million.  For more information on the Series A Preferred Stock, see note 8 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	53	June 27, 2020 10-Q

On April 24, 2020, SunOpta Foods issued 30,000 shares of Series B-1 Preferred Stock (the "Series B-1 Preferred Stock") for $30.0 million.  The Series B-1 Preferred Stock has an initial liquidation preference of $1,000 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share.  Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, which presently equates to quarterly dividend distributions of approximately $0.6 million, and 10.0% of the liquidation preference thereafter.  Prior to September 30, 2029, SunOpta Foods may pay dividends on the Series B-1 Preferred Stock in cash or in kind.  We intend to use the proceeds from the issuance of Series B-1 Preferred Stock to provide for incremental liquidity given the general economic uncertainty due to COVID-19, and to invest in our plant-based food and beverage business through capital projects to expand capacity.  In addition, we had the option, but not the obligation, to require that each of the investors in the Series B-1 Preferred Stock purchase its proportionate share of up to 15,000 shares of Series B-2 Preferred Stock for aggregate consideration of up to $30.0 million, and up to 30,000 shares total, by giving notice to the investors on or before July 15, 2020.  We elected not to exercise this option, and no shares of Series B-2 Preferred Stock have been issued.  For more information on the Series B Preferred Stock, see note 8 to the unaudited consolidated financial statements included in this report.

On April 10, 2020, we entered into a master lease agreement that provides up to $20 million of equipment financing to support the expansion of our plant-based ingredient extraction capabilities at our Alexandria, Minnesota, facility.  On June 18, 2020, we entered into another master lease agreement that provides up to $15 million of equipment financing to support the expansion of our plant-based beverage processing and packaging capabilities at our facilities in Modesto, California and Allentown, Pennsylvania.  We currently expect each of these expansion projects to be completed in the fourth quarter of 2020.

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

Cash Flows

Second Quarter of 2020 Compared to Second Quarter of 2019

Net cash and cash equivalents decreased $1.0 million in the second quarter of 2020 to $1.6 million as at June 27, 2020, compared with $2.7 million as at March 28, 2020.

Cash provided by operating activities was $2.7 million in the second quarter of 2020, compared with cash used of $31.7 million in the second quarter of 2019, an increase in cash provided of $34.3 million, which reflected a period-over-period increase in operating results, before changes in working capital, of $14.7 million, together with a reduction in working capital of $19.6 million.  The reduction in working capital reflected a decrease in accounts receivables mainly due to a sequential decline in sales to foodservice customers from the first quarter of 2020.

Cash used in investing activities related to capital expenditures was $6.4 million in the second quarter of 2020, compared with $9.3 million in the second quarter of 2019, a decrease in cash used of $3.0 million, which reflected the additional use of leasing arrangements to support certain major capital projects in the second quarter of 2020.  Capital expenditures in the second quarter of 2020 included the expansion of our plant-based beverage processing and ingredient extraction capabilities, and the addition of new automation at our frozen fruit processing facilities.

Cash provided by financing activities was $2.6 million in the second quarter of 2020, compared with $41.0 million in the second quarter of 2019, a decrease in cash provided of $38.4 million.  Net borrowings under our line of credit facilities decreased $21.3 million in the second quarter of 2020, reflecting net proceeds from the issuance of preferred stock of $26.8 million, together with our improved operating performance, partially offset by higher seasonal working capital needs related to the timing of fruit purchases, and capital expenditures.  The $43.4 million increase in net borrowings under the line of credit facilities in the second quarter of 2019 reflected funds for working capital and capital expenditures.

SUNOPTA INC.	54	June 27, 2020 10-Q

First Two Quarters of 2020 Compared to First Two Quarters of 2019

Net cash and cash equivalents increased $0.1 million in the first two quarters of 2020 to $1.6 million as at June 27, 2020, compared with $1.5 million as at December 28, 2019.

Cash provided by operating activities was $37.4 million in the first two quarters of 2020, compared with cash used of $30.7 million in the first two quarters of 2019, an increase in cash provided of $68.1 million, which reflected a year-over-year increase in operating results, before changes in working capital, of $32.6 million, together with a reduction in working capital of $35.4 million.  The year-over-year change in working capital reflected lower inventories of frozen fruit (due to higher sales volumes of frozen fruit, combined with a decline in the frozen strawberry supply from California) and ingredients (due to reduction in bulk animal feed and cocoa positions), together with the receipt of a $5.7 million income tax refund in the first quarter of 2020.

Cash used in investing activities related to capital expenditures was $16.1 million in the first two quarters of 2020 (reflecting spending on the projects identified above for the second quarter), compared with $17.3 million in the first two quarters of 2019, a decrease in cash used of $1.3 million, which reflected the additional use of leasing arrangements to support certain major capital projects.  Net proceeds from the sale of the soy and corn business were $64.7 million in the first two quarters of 2019.

Cash used in financing activities was $21.3 million in the first two quarters of 2020, compared with cash used of $14.1 million in the first two quarters of 2019, an increase in cash used of $7.2 million.  Net borrowings under our line of credit facilities decreased $41.0 million in the first two quarters of 2020, reflecting our improved operating performance and net proceeds from the issuance of preferred stock, together with lower working capital, partially offset by capital expenditures.  The $11.3 million decrease in net borrowings under the line of credit facilities in the first two quarters of 2019 reflected the initial application of the net proceeds from the soy and corn business, partially offset by higher working capital and capital expenditures.

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

SUNOPTA INC.	55	June 27, 2020 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 27, 2020.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended June 27, 2020. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended June 27, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	56	June 27, 2020 10-Q

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

Risks Related to Our Business

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business and financial results

Our business and financial results may be negatively impacted by the 2019 novel coronavirus (COVID-19) pandemic, including causing significant volatility in customer demand for our products, changes in consumer behaviour and preference, disruptions in our supply chain operations, disruptions to our business expansion plans, limitations on our employees' ability to work and travel, significant changes in the economic conditions in markets in which we operate and related currency and commodity volatility, and pressure on our liquidity.   In addition, while we have not experienced any material interruptions in our plant operations to date, and our facilities have largely been exempt from government closure orders where applicable, it is possible during the pandemic that we could experience employee absences that cause interruptions in our plant operations, and we may not be exempt from future government closure orders depending on the specific circumstances.  Despite our efforts to manage these impacts, they also depend on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic and actions taken to contain its spread and mitigate its public health effects.  As a result, we cannot reasonably estimate the negative impact of the COVID-19 pandemic on our business and financial results, but the impact could be material and last for an extended period.

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

SUNOPTA INC.	57	June 27, 2020 10-Q

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

10.9†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on May 1, 2020).
31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.
31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.
32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
* Filed herewith.
† Indicates management contract or compensatory plan or arrangement.

SUNOPTA INC.	58	June 27, 2020 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 5, 2020	/s/ Scott Huckins
Scott Huckins Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
SUNOPTA INC.	59	June 27, 2020 10-Q