Form 10-Q
period 2020-09-26
SunOpta Inc.
filed 2020-10-30
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2020

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

The number of the registrant's common shares outstanding as of October 28, 2020 was 89,937,726.

SUNOPTA INC.
FORM 10-Q
For the Quarterly Period Ended September 26, 2020

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company," "SunOpta," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated.  Other amounts may be presented in thousands of Canadian dollars ("C$"), euros ("€") and Mexican pesos ("M$").  As at September 26, 2020, the closing rates of exchange for the Canadian dollar, euro and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7465, €1.1627 and M$0.0445.  These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements which are based on management's current expectations and assumptions and involve a number of risks and uncertainties.  Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations and intentions; changes in customer demand resulting from or related to the COVID-19 pandemic, as well as supply chain, logistics and other disruptions, the cancellation or delay of new product launches, the availability and pricing of our raw materials, fluctuations in foreign currency exchange rates and commodity pricing, and general economic and political conditions globally and in the markets in which we do business; our plans and ability to expand capacity in our plant-based food and beverage business, and timing to complete expansion projects in 2020; our expectations regarding profitability in our frozen fruit business in the fourth quarter of 2020; our expectations regarding the availability and commodity pricing for frozen strawberry supply, and potential impacts to our revenues and margins; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; other expectations related to our businesses, including anticipated results of operations, operational growth and expansion plans, plans to reduce costs and improve profitability, and intent and ability to bring new products and processes to market through innovation; our plans and ability to enter into a new long-term asset-backed lending facility, and our expectations for timing of completion; our intentions related to potential sale of selected businesses or assets; liquidity constraints and the availability of alternative financing sources; and other statements that are not historical facts.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	3	September 26, 2020 10-Q

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
SUNOPTA INC.	4	September 26, 2020 10-Q

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
  impact of the publication of industry analyst research or reports about our business on the value of our common shares.
SUNOPTA INC.	5	September 26, 2020 10-Q

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

SUNOPTA INC.	6	September 26, 2020 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and three quarters ended September 26, 2020 and September 28, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	$	$	$	$

Revenues (note 2)	314,981	295,941	961,874	894,220

Cost of goods sold	273,102	269,616	836,583	812,362

Gross profit	41,879	26,325	125,291	81,858

Selling, general and administrative expenses	29,278	27,674	84,783	81,184
Intangible asset amortization	2,543	2,768	7,869	8,202
Other expense (income), net (note 10)	1,030	3,323	(601)	(39,744)
Foreign exchange loss (gain)	679	(590)	2,969	(1,784)

Earnings (loss) before the following	8,349	(6,850)	30,271	34,000

Interest expense, net	8,017	8,864	24,233	25,857

Earnings (loss) before income taxes	332	(15,714)	6,038	8,143

Provision for (recovery of) income taxes	41	(3,935)	1,623	3,239

Net earnings (loss)	291	(11,779)	4,415	4,904

Earnings (loss) attributable to non-controlling interests	202	(30)	(42)	59

Earnings (loss) attributable to SunOpta Inc.	89	(11,749)	4,457	4,845

Dividends and accretion on preferred stock (note 8)	(2,844)	(2,009)	(7,473)	(6,005)

Loss attributable to common shareholders	(2,755)	(13,758)	(3,016)	(1,160)

Loss per share (note 11)
Basic	(0.03)	(0.16)	(0.03)	(0.01)
Diluted	(0.03)	(0.16)	(0.03)	(0.01)

Weighted-average common shares outstanding (000s) (note 11)
Basic	89,635	87,928	88,962	87,695
Diluted	89,635	87,928	88,962	87,695

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	September 26, 2020 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarters and three quarters ended September 26, 2020 and September 28, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	$	$	$	$

Net earnings (loss)	291	(11,779)	4,415	4,904

Currency translation adjustment	875	(1,265)	976	(2,104)

Comprehensive earnings (loss)	1,166	(13,044)	5,391	2,800

Comprehensive earnings (loss) attributable to non-controlling interests	184	(20)	(67)	71

Comprehensive earnings (loss) attributable to SunOpta Inc.	982	(13,024)	5,458	2,729

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	September 26, 2020 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at September 26, 2020 and December 28, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	September 26, 2020	December 28, 2019
	$	$

ASSETS
Current assets
Cash and cash equivalents	938	1,498
Accounts receivable, net of allowance for credit losses of $1,891 and $1,386, respectively	138,968	121,445
Inventories (note 6)	310,344	323,546
Prepaid expenses and other current assets	30,112	35,985
Income taxes recoverable	8,409	7,480
Total current assets	488,771	489,954

Property, plant and equipment	194,141	184,550
Operating lease right-of-use assets	61,071	68,433
Goodwill	28,799	28,422
Intangible assets	142,136	150,009
Deferred income taxes	3,650	—
Other assets	2,794	1,991
Total assets	921,362	923,359

LIABILITIES
Current liabilities
Bank indebtedness (note 7)	199,908	245,536
Accounts payable and accrued liabilities	144,477	133,529
Customer and other deposits	98	37
Income taxes payable	753	1,272
Other current liabilities	733	802
Current portion of long-term debt (note 7)	3,292	2,987
Current portion of operating lease liabilities	15,593	17,215
Current portion of long-term liabilities	600	4,286
Total current liabilities	365,454	405,664

Long-term debt (note 7)	240,582	242,204
Operating lease liabilities	45,984	52,020
Long-term liabilities	1,929	2,011
Deferred income taxes	18,188	9,027
Total liabilities	672,137	710,926

Series A Preferred Stock (note 8)	86,956	82,524
Series B Preferred Stock (note 8)	27,467	—

EQUITY
SunOpta Inc. shareholders' equity
Common shares, no par value, unlimited shares authorized, 89,893,515 shares issued (December 28, 2019 - 88,089,733)	325,471	318,456
Additional paid-in capital	35,726	35,767
Accumulated deficit	(217,947)	(214,931)
Accumulated other comprehensive loss	(10,270)	(11,271)
	132,980	128,021
Non-controlling interests	1,822	1,888
Total equity	134,802	129,909
Total equity and liabilities	921,362	923,359

Commitments and contingencies (note 13)
(See accompanying notes to consolidated financial statements)
SUNOPTA INC.	9	September 26, 2020 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended September 26, 2020 and September 28, 2019
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at June 27, 2020	89,403	323,412	34,610	(215,192)	(11,163)	1,637	133,304
Employee stock purchase plan	26	149	—	—	—	—	149
Stock incentive plan	465	1,910	(1,195)	—	—	—	715
Withholding taxes on stock-based awards	—	—	(1,225)	—	—	—	(1,225)
Stock-based compensation	—	—	3,536	—	—	—	3,536
Dividends on preferred stock	—	—	—	(2,378)	—	—	(2,378)
Accretion on preferred stock	—	—	—	(466)	—	—	(466)
Net earnings	—	—	—	89	—	202	291
Currency translation adjustment	—	—	—	—	893	(18)	875
Capital contribution to majority-owned subsidiary	—	—	—	—	—	67	67
Dividend paid by subsidiary to non- controlling interest	—	—	—	—	—	(66)	(66)

Balance at September 26, 2020	89,894	325,471	35,726	(217,947)	(10,270)	1,822	134,802
	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at June 29, 2019	87,857	317,735	31,518	(193,553)	(10,508)	1,798	146,990
Employee stock purchase plan	57	114	—	—	—	—	114
Stock incentive plan	86	347	(295)	—	—	—	52
Withholding taxes on stock-based awards	—	—	(2)	—	—	—	(2)
Stock-based compensation	—	—	2,558	—	—	—	2,558
Dividends on preferred stock	—	—	—	(1,700)	—	—	(1,700)
Accretion on preferred stock	—	—	—	(309)	—	—	(309)
Net loss	—	—	—	(11,749)	—	(30)	(11,779)
Currency translation adjustment	—	—	—	—	(1,275)	10	(1,265)
Capital contribution to majority-owned subsidiary	—	—	—	—	—	68	68
Dividend paid by subsidiary to non- controlling interest	—	—	—	—	—	(31)	(31)

Balance at September 28, 2019	88,000	318,196	33,779	(207,311)	(11,783)	1,815	134,696

SUNOPTA INC.	10	September 26, 2020 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity (continued)
As at and for the three quarters ended September 28, 2019 and September 26, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2019	88,090	318,456	35,767	(214,931)	(11,271)	1,888	129,909
Employee stock purchase plan	99	344	—	—	—	—	344
Stock incentive plan	1,705	6,671	(5,580)	—	—	—	1,091
Withholding taxes on stock-based awards	—	—	(2,376)	—	—	—	(2,376)
Stock-based compensation	—	—	7,915	—	—	—	7,915
Dividends on preferred stock	—	—	—	(6,259)	—	—	(6,259)
Accretion on preferred stock	—	—	—	(1,214)	—	—	(1,214)
Net earnings	—	—	—	4,457	—	(42)	4,415
Currency translation adjustment	—	—	—	—	1,001	(25)	976
Capital contribution to majority-owned subsidiary	—	—	—	—	—	67	67
Dividend paid by subsidiary to non- controlling interest	—	—	—	—	—	(66)	(66)

Balance at September 26, 2020	89,894	325,471	35,726	(217,947)	(10,270)	1,822	134,802
	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2018	87,423	314,357	31,796	(206,151)	(9,667)	1,504	131,839
Employee stock purchase plan	153	399	—	—	—	—	399
Stock incentive plan	424	3,440	(3,026)	—	—	—	414
Withholding taxes on stock-based awards	—	—	(384)	—	—	—	(384)
Stock-based compensation	—	—	5,393	—	—	—	5,393
Dividends on preferred stock	—	—	—	(5,100)	—	—	(5,100)
Accretion on preferred stock	—	—	—	(905)	—	—	(905)
Net earnings	—	—	—	4,845	—	59	4,904
Currency translation adjustment	—	—	—	—	(2,116)	12	(2,104)
Capital contribution to majority-owned subsidiary	—	—	—	—	—	271	271
Dividend paid by subsidiary to non- controlling interest	—	—	—	—	—	(31)	(31)

Balance at September 28, 2019	88,000	318,196	33,779	(207,311)	(11,783)	1,815	134,696

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	11	September 26, 2020 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and three quarters ended September 26, 2020 and September 28, 2019
(Unaudited)
(Expressed in thousands of U.S. dollars)
	Quarter ended		Three quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	$	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings (loss)	291	(11,779)	4,415	4,904
Items not affecting cash:
Depreciation and amortization	8,669	8,517	26,342	25,005
Amortization of debt issuance costs	1,019	683	3,023	2,022
Deferred income taxes	2,293	(2,732)	5,511	2,239
Stock-based compensation	3,536	2,558	7,915	5,393
Unrealized loss on derivative contracts (note 5)	629	865	779	577
Gain on settlement of contingent consideration
obligation (note 10)	—	—	(2,286)	—
Loss (gain) on sale of business (note 3)	—	1,109	—	(44,269)
Other	219	26	118	(108)
Changes in non-cash working capital, net of businesses
acquired or sold (note 12)	3,505	5,042	11,758	(22,146)
Net cash flows from operating activities	20,161	4,289	57,575	(26,383)

Investing activities
Purchases of property, plant and equipment	(11,842)	(7,592)	(27,901)	(24,907)
Net proceeds from sale of business (note 3)	—	(3)	—	64,672
Acquisition of business, net of cash acquired	—	—	—	(3,341)
Other	67	—	108	—
Net cash flows from investing activities	(11,775)	(7,595)	(27,793)	36,424

Financing activities
Increase (decrease) under line of credit facilities (note 7)	(7,549)	4,603	(48,560)	(6,691)
Borrowings under long-term debt (note 7)	—	565	155	2,441
Repayment of long-term debt (note 7)	(809)	(556)	(2,150)	(1,913)
Payment of debt issuance costs	(3)	—	(2,491)	(395)
Proceeds on issuance of preferred stock, net of issuance costs (note 8)	—	—	26,804	—
Payment of cash dividends on preferred stock (note 8)	—	(1,700)	(1,700)	(5,100)
Proceeds from the exercise of stock options and employee share purchases	864	166	1,435	813
Payment of withholding taxes on stock-based awards	(1,225)	(2)	(2,376)	(384)
Payment of contingent consideration (note 10)	(300)	—	(1,400)	—
Dividend paid by subsidiary to non-controlling interest	(66)	(31)	(66)	(31)
Other	—	(5)	(4)	211
Net cash flows from financing activities	(9,088)	3,040	(30,353)	(11,049)

Foreign exchange gain (loss) on cash held in a foreign currency	15	(55)	11	(63)

Decrease in cash and cash equivalents in the period	(687)	(321)	(560)	(1,071)

Cash and cash equivalents - beginning of the period	1,625	2,530	1,498	3,280

Cash and cash equivalents - end of the period	938	2,209	938	2,209

Non-cash investing and financing activities (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	12	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended September 26, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 2, 2021 or for any other period. The interim consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 28, 2019. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2019.

As described in note 14, in the fourth quarter of 2019, the Company changed its segment reporting to reflect changes to its operating structure. All segment information presented in these consolidated financial statements for the quarter and three quarters ended September 28, 2019 has been restated to reflect the new segment reporting structure.

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
SUNOPTA INC.	13	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table presents a disaggregation of the Company's revenues based on categories used by the Company to evaluate sales performance:

	Quarter ended		Three quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	$	$	$	$
Global Ingredients
Organic and non-GMO ingredients	101,889	95,320	311,805	303,142
Premium juice	21,433	18,036	66,412	55,602
Soy and corn (see note 3)	—	—	—	10,346
Total Global Ingredients	123,322	113,356	378,217	369,090

Plant-Based Foods and Beverages
Beverages and broths	80,974	72,873	236,195	198,691
Plant-based ingredients	6,828	6,403	19,024	16,920
Sunflower and roasted snacks	11,236	12,535	41,766	39,416
Total Plant-Based Foods and Beverages	99,038	91,811	296,985	255,027

Fruit-Based Foods and Beverages
Frozen fruit	68,692	67,384	218,978	198,528
Fruit-based ingredients	11,015	12,189	30,853	36,445
Fruit snacks	12,914	11,201	36,841	35,130
Total Fruit-Based Foods and Beverages	92,621	90,774	286,672	270,103

Total revenues	314,981	295,941	961,874	894,220

3. Sale of Soy and Corn Business

On February 22, 2019, the Company's subsidiary, SunOpta Grains and Foods Inc., completed the sale of its specialty and organic soy and corn business to Pipeline Foods, LLC for $66.5 million, subject to certain post-closing adjustments. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of the Company's Global Ingredients segment. The business included five facilities located in Hope, Minnesota, Blooming Prairie, Minnesota, Ellendale, Minnesota, Moorhead, Minnesota, and Cresco, Iowa. For the three quarters ended September 28, 2019, the Company recognized a net gain on sale of the soy and corn business of $44.3 million, which was recognized in other income. For the period ended February 22, 2019, the soy and corn business generated revenues of $10.3 million and reported a loss before income taxes of $0.2 million (excluding management fees charged by Corporate Services).

4.  Value Creation Plan

The Value Creation Plan is a broad-based initiative focused on increasing shareholder value through structural investments in people and assets, together with restructuring activities to streamline operations.  In the first three quarters of 2020, measures taken under the Value Creation Plan included the consolidation of the Company's corporate office functions, the closure of an organic ingredient warehousing facility located in China, and other business development activities.  In the first three quarters of 2019, actions taken under the Value Creation Plan related to the sale of the soy and corn business, a workforce reduction affecting approximately 30 employees, and transitions of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").  The following table summarizes costs incurred by type under the Value Creation Plan for the three quarters ended September 26, 2020 and September 28, 2019:
SUNOPTA INC.	14	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

		Employee
	Asset	recruitment,
	impairments	retention and
	and facility	termination	Professional
	closure costs	costs	fees	Total
	$	$	$	$
September 26, 2020
Balance payable, December 28, 2019(1)	201	4,026	—	4,227
Costs incurred and charged to expense	365	1,524	1,574	3,463
Cash payments, net	(438)	(5,690)	(1,574)	(7,702)
Non-cash adjustments	(78)	894	—	816
Balance payable, September 26, 2020(1)	50	754	—	804

September 28, 2019
Balance payable, December 29, 2018	477	436	—	913
Costs incurred and charged to expense	308	7,098	964	8,370
Cash payments, net	(533)	(6,220)	(901)	(7,654)
Non-cash adjustments	—	2,872	—	2,872
Balance payable, September 28, 2019	252	4,186	63	4,501

(1) Balance payable was included in accounts payable and accrued liabilities on the consolidated balance sheet.

The following table summarizes costs incurred since the inception of the Value Creation Plan in 2016 to September 26, 2020:

		Employee
	Asset	recruitment,	Professional
	impairments	retention and	fees and
	and facility	termination	temporary
	closure costs	costs	labor costs	Total
	$	$	$	$
Costs incurred and charged to expense	35,325	24,493	23,906	83,724
Cash payments, net	(10,700)	(29,187)	(23,906)	(63,793)
Non-cash adjustments	(24,575)	5,448	—	(19,127)
Balance payable, September 26, 2020	50	754	—	804

For the quarters and three quarters ended September 26, 2020 and September 28, 2019, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	Quarter ended		Three quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	$	$	$	$
Selling, general and administrative expenses(1)	935	1,615	2,434	2,772
Other expense(2)	54	3,222	1,029	5,598
	989	4,837	3,463	8,370

(1)  Professional fees and employee retention, recruitment and relocation costs recorded in selling general and administrative expenses were allocated to Corporate Services.

(2) For the quarter ended September 26, 2020, costs recorded in other expense were allocated as follows:  Global Ingredients - $nil (September 28, 2019 - $nil); Plant-Based Foods and Beverages - $nil (September 28, 2019 - $nil); Fruit-Based Foods and Beverages - $(0.0) million (September 28, 2019 - $0.2 million); and Corporate Services - $0.1 million (September 28, 2019 - $3.0 million). For the three quarters ended September 26, 2020, costs recorded in other expense were allocated as follows:  Global Ingredients - $0.8 million (September 28, 2019 - $0.0 million); Plant-Based Foods and Beverages - $0.0 million (September 28, 2019 - $0.5 million); Fruit-Based Foods and Beverages - $0.8 million (September 28, 2019 - $1.0 million); and Corporate Services - $(0.5) million (September 28, 2019 - $4.1 million).

SUNOPTA INC.	15	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5.  Derivative Financial Instruments and Fair Value Measurements

The following table presents for each of the fair value hierarchies, the assets and liabilities that are measured at fair value on a recurring basis as of September 26, 2020 and December 28, 2019:

	September 26, 2020
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures contracts(1)
Unrealized short-term derivative liability	(495)	(495)	—	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	(670)	—	(670)	—

	December 28, 2019
	Fair value
	asset (liability)	Level 1	Level 2	Level 3
	$	$	$	$
Commodity futures contracts(1)
Unrealized short-term derivative asset	284	284	—	—
Forward foreign currency contracts(2)
Not designated as hedging instruments	(73)	—	(73)	—

(1) Commodity futures contracts

As part of its risk management strategy, the Company enters into exchange-traded commodity futures to limit the risk related to fluctuations in the price for certain commodities. These contracts are not designated as hedges for accounting purposes. Exchange-traded futures are fair valued based on unadjusted quotes for identical assets priced in active markets and are classified as level 1. Gains and losses on changes in the fair value of these contracts are included in cost of goods sold on the consolidated statement of operations. For the quarter ended September 26, 2020, the Company recognized an unrealized loss of $0.6 million (September 28, 2019 - unrealized loss of $0.9 million), and for the three quarters ended September 26, 2020, the Company recognized an unrealized loss of $0.8 million (September 28, 2019 - unrealized loss of $0.6 million), related to changes in the fair value of these contracts. On the consolidated balance sheets, unrealized gains and losses on these contracts are included in other current assets and other current liabilities, respectively.

As at September 26, 2020, the Company had net open futures contracts to sell 5,810 metric tons ("MT") of cocoa (December 28, 2019 - to sell 3,210 MT of cocoa), and no open contracts to buy or sell coffee (December 28, 2019 - to sell 306 MT of coffee).

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

SUNOPTA INC.	16	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at September 26, 2020, the Company had open forward foreign exchange contracts to sell euros to buy U.S. dollars with a notional value of €22.3 million ($25.4 million), to sell British pounds to buy euros with a notional value of £0.2 million (€0.2 million), and to sell Swiss francs to buy U.S. dollars with a notional value of CHF 3.0 million ($3.1 million).  As these contracts were not designated as hedging instruments, gains and losses on changes in the fair value of the derivative instruments are included in foreign exchange loss or gain on the consolidated statement of operations.  For the quarter ended September 26, 2020, the Company recognized an unrealized loss of $0.6 million (September 28, 2019 - unrealized gain of $0.1 million), and for the three quarters ended September 26, 2020, the Company recognized an unrealized loss of $0.6 million (September 28, 2019 - unrealized loss of $0.3 million), related to changes in the fair value of these open contracts.  Unrealized gains and losses on these contracts are included in accounts receivable and accounts payable, respectively, on the consolidated balance sheets.

In April 2020, the Company entered into a combination of foreign currency put and call option contracts (a zero-cost collar) to hedge its exposure to fluctuations in the Mexican peso related to purchases of fruit inventory from Mexico.  The aggregate notional amount of these contracts was $21.5 million at inception, which reduces to zero through December 2020, with contracts in the notional amount of $5.8 million remaining open as at September 26, 2020.  This collar has a ceiling rate of 25.23 Mexican pesos to the U.S. dollar and a floor rate of 23.50 Mexican pesos to the U.S. dollar.  In September 2020, the Company entered into additional put and call option contracts with an aggregate notional amount of $11.8 million at inception, which reduces to zero between January 2021 and July 2021.  This collar has a ceiling rate of 24.00 Mexican pesos to the U.S. dollar and a floor rate of 21.14 Mexican pesos to the U.S. dollar.  If the spot rate is between the ceiling and floor rates on the date of maturity of each of the contracts, then the Company does not recognize any gain or loss under these contracts.  If the spot rate goes below the floor rate of the collar, the Company will recognize a foreign exchange gain, and if the spot rate goes above the ceiling rate of the collar, the Company will recognize a foreign exchange loss.  For the quarter and three quarters ended September 26, 2020, the Company did not recognize any amount of unrealized gain or loss on the open contracts.

6.  Inventories

	September 26, 2020	December 28, 2019
	$	$
Raw materials and work-in-process	238,198	259,658
Finished goods	82,940	75,112
Inventory reserves	(10,794)	(11,224)
	310,344	323,546

SUNOPTA INC.	17	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

7.  Bank Indebtedness and Long-Term Debt

	September 26,	December 28,
	2020	2019
	$	$
Bank Indebtedness
Global Credit Facility(1)	199,654	241,666
Bulgarian credit facility(2)	254	3,870
	199,908	245,536

Long-Term Debt
Senior Secured Second Lien Notes, net of unamortized debt issuance costs of $3,964 (December 28, 2019 - $5,094)(3)	219,534	218,404
Finance lease liabilities(4)	14,518	16,223
Asset-backed term loan	4,173	4,386
Other	5,649	6,178
	243,874	245,191
Less: current portion	3,292	2,987
	240,582	242,204

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

In September 2017 and October 2018, the Global Credit Facility was amended to add an additional U.S. asset-based credit subfacility (the "U.S. Subfacility") in the aggregate principal amount of $20.0 million, which was fully repaid through quarterly amortization payments of $3.33 million commencing on March 31, 2019 and ending on June 30, 2020. Amounts repaid under the U.S. Subfacility may not be borrowed again. Interest on the U.S. Subfacility was based on various reference rates plus an applicable margin ranging from 2.00% to 2.50% with respect to base rate and prime rate borrowings and from 3.00% to 3.50% for eurocurrency rate and bankers' acceptance rate borrowings.

As at September 26, 2020, the weighted-average interest rate on all borrowings under the Global Credit Facility was 2.84%.

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
SUNOPTA INC.	18	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)  Bulgarian credit facility

Borrowings under this €6.0 million revolving credit facility are used to cover the working capital needs of the Bulgarian operations of The Organic Corporation B.V. ("TOC"), a wholly-owned subsidiary of the Company, and are secured by the accounts receivable and inventories of the Bulgarian operations and fully guaranteed by TOC. Interest accrues under the facility based on EURIBOR plus a margin of 2.75%. The maturity date for this annual facility is April 30, 2021.

(3) Senior Secured Second Lien Notes

On October 20, 2016, the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), issued $231.0 million of 9.5% Senior Secured Second Lien Notes due 2022 (the "Notes").  As at September 26, 2020, the outstanding principal amount of the Notes was $223.5 million, reflecting the redemption of $7.5 million principal amount by SunOpta Foods in October 2017.  Debt issuance costs are recorded as a reduction against the principal amount of the Notes and are being amortized over the six-year term of the Notes.  Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 at a rate of 9.5% per annum.  The Notes will mature on October 9, 2022.  Giving effect to the amortization of debt issuance costs, the effective interest rate on the Notes is approximately 10.4% per annum.

At any time between October 9, 2020 and October 8, 2021, SunOpta Foods may redeem the Notes, in whole or in part, at a redemption price equal to 102.375%, and at par thereafter, plus accrued and unpaid interest, if any, to but excluding the date of redemption.  Certain additional redemption rights were applicable prior to October 9, 2020.  In the event of a change of control, SunOpta Foods will be required to make an offer to repurchase the Notes at 101.000% of their principal amount, plus accrued and unpaid interest, if any, to the date of purchase.

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

As at September 26, 2020, the estimated fair value of the outstanding Notes was approximately $228 million, based on quoted prices of the most recent over-the-counter transactions (level 2).
SUNOPTA INC.	19	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(4)  Finance lease obligations

The Company has commitments under certain master lease agreements that provide for up to approximately $35 million of financing in the aggregate related to the addition of new plant-based beverage and ingredient extraction processing and packaging equipment.  As at September 26, 2020, the related finance leases had not commenced, and no amount of right-of-use assets, or lease liabilities, were recognized on the consolidated balance sheet as of that date.

8.   Preferred Stock

Series A Preferred Stock

On October 7, 2016, the Company and SunOpta Foods entered into a subscription agreement (the "Series A Subscription Agreement") with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree").  Pursuant to the Series A Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Series A Preferred Stock to Oaktree for consideration in the amount of $85.0 million.  In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Series A Preferred Stock.  The carrying value of the Series A Preferred Stock is being accreted through charges to accumulated deficit over the period preceding October 7, 2021.  For the quarter and three quarters ended September 26, 2020, these accretion charges amounted to $0.3 million (September 28, 2019 - $0.3 million) and $1.0 million (September 28, 2019 - $0.9 million), respectively.

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

The Series A Preferred Stock had an initial stated value and liquidation preference of $1,000 per share, as adjusted for non-cash dividends declared on the Series A Preferred Stock (the "Series A Liquidation Preference").  Cumulative preferred dividends accrue daily on the Series A Preferred Stock at an annualized rate of 8.0% of the Series A Liquidation Preference prior to October 5, 2025, and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance).  Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the Series A Liquidation Preference.  After October 5, 2025, the failure to pay dividends in cash will be an event of non-compliance.  For quarterly periods prior to the first quarter of 2020, dividends declared on the Series A Preferred Stock were paid in cash by SunOpta Foods.  For the first and second quarters of 2020, SunOpta Foods elected to declare dividends on the Series A Preferred Stock to be paid in kind and, as a result, the aggregate Series A Liquidation Preference increased by $3.4 million to $88.4 million.  For the third quarter of 2020, the Company accrued unpaid dividends of $1.8 million on the Series A Preferred Stock, which were recorded in accounts payable and accrued liabilities on the consolidated balance sheet as at September 26, 2020.

At any time, the holders of Series A Preferred Stock may exchange their shares of Series A Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Series A Preferred Stock, the quotient of the Series A Liquidation Preference divided by the Series A exchange price (such price, the "Series A Exchange Price" and such quotients, the "Series A Exchange Rate").  The Series A Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series A Exchange Price, provided that the Series A Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances).  On April 24, 2020, in connection with the issuance of Series B-1 Preferred Stock pursuant to the Series B Subscription Agreement (see below), the Series A Exchange Price was reduced from $7.50 to $7.00.  As at September 26, 2020 and December 28, 2019, the aggregate shares of Series A Preferred Stock outstanding were exchangeable into 12,633,429 and 11,333,333 Common Shares, respectively.

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

SUNOPTA INC.	20	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

In connection with the Series A Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 to Oaktree, which entitles Oaktree to one vote per Special Share, Series 1 on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Shares, Series 1 will be issued, or existing Special Shares, Series 1 will be redeemed, as necessary to ensure that the aggregate number of Special Shares, Series 1 outstanding is equal to the number of shares of Series A Preferred Stock outstanding from time to time multiplied by the Series A Exchange Rate in effect at such time.  As at September 26, 2020 and December 28, 2019, 12,633,429 and 11,333,333 Special Shares, Series 1 were issued and outstanding.

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

On April 24, 2020, pursuant to the Series B Subscription Agreement, SunOpta Foods issued 15,000 shares of Series B-1 Preferred Stock to each of Oaktree and Engaged for aggregate consideration of $30.0 million and 30,000 shares total.  In connection with the issuance of the Series B-1 Preferred Stock, the Company incurred direct and incremental expenses of $3.2 million, which reduced the carrying value of the Series B-1 Preferred Stock.  The carrying value of the Series B-1 Preferred Stock is being accreted through charges to accumulated deficit over the period preceding April 24, 2025. For the quarter and three quarters ended September 26, 2020, this accretion charge amounted to $0.1 million and $0.2 million, respectively.

The Series B-1 Preferred Stock has an initial stated value and liquidation preference of $1,000 per share, as adjusted for non-cash dividends declared on the Series B-1 Preferred Stock (the "Series B-1 Liquidation Preference").  Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the Series B-1 Liquidation Preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance).  Prior to September 30, 2029, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the Series B-1 Liquidation Preference. The failure to pay dividends in cash for any quarter ending after September 30, 2029 will be an event of non-compliance. For the second quarter of 2020, SunOpta Foods elected to declare dividends on the Series B-1 Preferred Stock to be paid in kind and, as a result, the aggregate Series B-1 Liquidation Preference increased by $0.4 million to $30.4 million.  For the third quarter of 2020, the Company accrued unpaid dividends of $0.6 million on the Series B-1 Preferred Stock, which were recorded in accounts payable and accrued liabilities on the consolidated balance sheet as at September 26, 2020.

At any time, the Series B-1 Preferred Stock may be exchanged, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the Series B Liquidation Preference divided by $2.50 (such price, the "Series B-1 Exchange Price" and such quotient, the "Series B-1 Exchange Rate").  As at September 26, 2020, the aggregate shares of Series B-1 Preferred Stock outstanding were exchangeable into 12,178,667 Common Shares.  The Series B-1 Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series B-1 Exchange Price, provided that the Series B-1 Exchange Price may not be lower than $2.00 (subject to adjustment in certain circumstances).
SUNOPTA INC.	21	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

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

Oaktree and Engaged will be entitled to vote the Series B Preferred Stock with the Common Shares on an as-exchanged basis, subject to a permanent 19.99% voting cap. As a result of the voting cap, each of Oaktree and Engaged will only be able to vote its Series B Preferred Stock to the extent that, when taken together with any other voting securities each investor controls, such votes do not exceed 19.99% of the votes eligible to be cast by all security holders of the Company.  On April 24, 2020, the Company designated Special Shares, Series 2 to serve as the mechanism for attaching exchanged voting to the Series B Preferred Stock.  The Special Shares, Series 2 entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holders of Common Shares, voting together as a single class, subject to certain exceptions.  The Special Shares, Series 2 are not transferrable and the voting rights associated with the Special Shares, Series 2 will terminate upon the transfer of the shares of Series B Preferred Stock to a third party, other than an affiliate of Oaktree or Engaged, as applicable. As at September 26, 2020, 6,089,333 Special Shares, Series 2 were issued to Engaged, equal to the number of Common Shares issuable to Engaged on the exchange of all of the shares of Series B-1 Preferred Stock held by it, and no Special Shares, Series 2 were issued to Oaktree, as Oaktree was subject to the Series B Exchange Cap.

Prior to July 15, 2020, the Company had the right to require each of Oaktree and Engaged to purchase its proportionate share of up to 15,000 shares of Series B-2 Preferred Stock for aggregate consideration of up to $30.0 million, and up to 30,000 shares total.  The Company elected not to exercise this option, and no shares of Series B-2 Preferred Stock have been issued.

9. Stock-Based Compensation

Short-Term Incentive Plan

On April 12, 2020, the Company issued 773,875 Common Shares, net of 368,938 Common Shares withheld for taxes, in connection with the vesting of outstanding performance share units ("PSUs") previously granted to certain employees under the Company's 2019 Short-Term Incentive Plan.

On April 22, 2020, the Company granted a total of 1,827,435 PSUs to certain employees of the Company under its 2020 Short-Term Incentive Plan. The vesting of these PSUs is subject to the Company achieving a predetermined measure of adjusted EBITDA for fiscal 2020 and subject to each employee's continued employment with the Company through April 22, 2021 (the requisite service period).  The aggregate grant-date fair value of these PSUs was estimated to be $4.6 million based on a closing price of $2.52 for the Common Shares on the date of grant.  Each reporting period, the number of PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized.  For the quarter and three quarters ended September 26, 2020, the Company recognized compensation expense of $1.1 million and $1.9 million, respectively, related to the number of these PSUs expected to vest, and the remaining compensation cost related to these PSUs not yet recognized as an expense was determined to be $2.5 million as at September 26, 2020.
SUNOPTA INC.	22	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

On June 30, 2020, the Company granted an additional total of 876,181 PSUs to certain other employees of the Company under the 2020 Short-Term Incentive Plan.  The vesting date and conditions of these PSUs are the same as the PSUs above granted on April 22, 2020.  The aggregate grant-date fair value of these PSUs was estimated to be $4.1 million based on a closing price of $4.70 for the Common Shares on the date of grant.  The compensation cost related to these PSUs will be recognized over the requisite service period through April 22, 2021, based on the number of PSUs that are expected to vest. For the quarter ended September 26, 2020, the Company recognized compensation expense of $1.2 million related to the number of these PSUs expected to vest, and the remaining compensation cost related to these PSUs not yet recognized as an expense was determined to be $2.9 million as at September 26, 2020.

Long-Term Incentive Plan

On July 10, 2020, the Company granted 486,919 stock options to selected employees.  These stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. The weighted-average grant-date fair value of the stock options was estimated to be $2.56. The following table summarizes the weighted-average assumptions used in the Black-Scholes option-pricing model to determine the fair value of the stock options granted:

Grant-date stock price	$4.73
Exercise price	$4.73
Dividend yield	0%
Expected volatility(1)	59.9%
Risk-free interest rate(2)	0.4%
Expected life of options (in years)(3)	6.0

(1) Determined based on the historical volatility of the Common Shares over the expected life of the stock options.

(2)  Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the stock options.

(3)  Determined based on the mid-point of vesting (one through three years) and expiration (ten years).

The aggregate grant-date fair value of stock options awarded to these employees was $1.2 million, which will be recognized on a straight-line basis over the three-year vesting period.

On July 10, 2020, the Company also granted 254,487 PSUs and 130,080 restricted stock units ("RSUs") to these employees.  The vesting of the PSUs is subject to the Company achieving predetermined measures of adjusted earnings before interest, taxes, depreciation and amortization for fiscal years ending 2020 through 2022.  The RSUs vest ratably on each of the first through third anniversaries of the grant date.  Each vested PSU and RSU will entitle the employee to receive one common share of the Company without payment of additional consideration.

The grant-date fair value of each of the PSUs and RSUs was estimated to be $4.91 based on the closing price of the Common Shares on the date of grant.  The aggregate grant-date fair values of the PSUs and RSUs were $1.2 million and $0.6 million, respectively.  The compensation cost related to the PSUs will be recognized on a straight-line basis over the performance period ending December 31, 2022, based on the number of PSUs that are expected to vest.  The compensation cost related to the RSUs will be recognized on a straight-line basis over the three-year vesting period.
SUNOPTA INC.	23	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

10.  Other Expense (Income), Net

The components of other expense (income) were as follows:

	Quarter ended		Three quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	$	$	$	$
Contingent consideration(1)	—	—	(2,286)	—
Product withdrawal and recall costs(2)	—	—	(322)	260
Settlement loss (gain), net(3)	721	(1,332)	721	(1,839)
Employee termination and recruitment costs(4)	54	3,222	664	5,290
Facility closure costs(5)	—	—	365	308
Loss (gain) on sale of soy and corn business (see note 3)	—	1,109	—	(44,269)
Other	255	324	257	506
	1,030	3,323	(601)	(39,744)

(1) Contingent consideration

For the three quarters ended September 26, 2020, income represents a gain on the settlement of the final contingent consideration obligation payable under an earn-out arrangement with the former unitholders of Citrusource, LLC, which was acquired by the Company in March 2015.  On May 5, 2020, the parties agreed to settle the obligation for $2.0 million, of which $1.0 million was paid at the time of settlement and the remainder is being paid over the subsequent 10 months. As at September 26, 2020, the remaining $0.6 million obligation (December 28, 2019 - $4.3 million) was recorded in the current portion of long-term liabilities on the consolidated balance sheets.

(2) Product withdrawal and recall costs

 For the three quarters ended September 26, 2020, income represents the reversal of previously accrued costs related to a withdrawal of certain consumer-packaged products.  These costs were recognized in other expense in 2016.

For the three quarters ended September 28, 2019, expense represents product withdrawal and recall costs that were not eligible for reimbursement under the Company's insurance policies or exceeded the limits of those policies, including certain costs related to the recall of certain sunflower products in 2016.

(3) Settlement loss (gain)

For the quarter and three quarters ended September 26, 2020, the Company recognized a $2.4 million loss on the settlement of a customer claim related to the 2016 sunflower product recall (see note 13), which included a cash settlement payment of $4.4 million, partially offset by the receipt of related insurance proceeds.  In addition, the Company recognized a $1.7 million gain on the settlement of an unrelated legal matter.

For the quarter and three quarters ended September 28, 2019, the Company recognized gains resulting from settlements related to a legal matter and a project cancellation.

(4) Employee termination and recruitment costs

For the quarter and three quarters ended September 26, 2020, expense represents severance benefits of $0.1 million and $1.6 million, respectively, for employees terminated in connection with the consolidation of the Company's corporate office functions and other headcount reductions under the Value Creation Plan.  For the three quarters ended, severance benefits were offset by the reversal of $0.9 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to terminated employees.
SUNOPTA INC.	24	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

For the quarter and three quarters ended September 28, 2019, expense represents severance benefits of $3.4 million and $6.9 million, respectively, for employees terminated in connection with the Value Creation Plan, including the Company's former CEO and CFO, partially offset by the reversal of $0.8 million and $2.9 million, respectively, of previously recognized stock-based compensation expense related to forfeited awards previously granted to those employees.  In addition, expenses include recruitment and relocation costs related to the Company's CEO and CFO transitions.

(5) Facility closure costs

For the three quarters ended September 26, 2020, expense relates to the costs to close an organic ingredient warehousing facility located in China.

For the three quarters ended September 28, 2019, expense includes the costs to dismantle and move equipment from a former soy extraction facility located in Heuvelton, New York, which was sold in April 2019.
SUNOPTA INC.	25	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11.  Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	Quarter ended		Three quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
Basic Loss Per Share
Numerator for basic earnings (loss) per share
Earnings (loss) attributable to SunOpta Inc.	$89	$(11,749)	$4,457	$4,845
Less: dividends and accretion on Series A Preferred Stock	(2,110)	(2,009)	(6,201)	(6,005)
Less: dividends and accretion on Series B Preferred Stock	(734)	—	(1,272)	—
Loss attributable to common shareholders	$(2,755)	$(13,758)	$(3,016)	$(1,160)

Denominator for basic earnings (loss) per share
Basic weighted-average number of shares outstanding	89,635	87,928	88,962	87,695

Basic loss per share	$(0.03)	$(0.16)	$(0.03)	$(0.01)

Diluted Loss Per Share
Numerator for diluted earnings (loss) per share
Earnings (loss) attributable to SunOpta Inc.	$89	$(11,749)	$4,457	$4,845
Less: dividends and accretion on Series A Preferred Stock	(2,110)	(2,009)	(6,201)	(6,005)
Less: dividends and accretion on Series B Preferred Stock	(734)	—	(1,272)	—
Loss attributable to common shareholders	$(2,755)	$(13,758)	$(3,016)	$(1,160)

Denominator for diluted loss per share
Basic weighted-average number of shares outstanding	89,635	87,928	88,962	87,695
Dilutive effect of the following:
Stock options and restricted stock units(1)	—	—	—	—
Series B Preferred Stock(2)	—	—	—	—
Series A Preferred Stock(3)	—	—	—	—
Diluted weighted-average number of shares outstanding	89,635	87,928	88,962	87,695

Diluted loss per share	$(0.03)	$(0.16)	$(0.03)	$(0.01)

(1) For the quarter and three quarters ended September 26, 2020, stock options and restricted stock units to purchase or receive 1,360,975 (September 28, 2019 - 59,981) and 975,742 (September 28, 2019 - 105,486) Common Shares, respectively, were excluded from the calculation of diluted loss per share due to their anti-dilutive effect of reducing the loss per share.  In addition, for the quarter and three quarters ended September 26, 2020, stock options to purchase 1,767,856 (September 28, 2019 - 4,248,761) and 3,286,487 (September 28, 2019 - 3,318,583) Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price.

(2) For the quarter and three quarters ended September 26, 2020, it was more dilutive to assume the Series B Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B Preferred Stock and the denominator was not adjusted to include 12,178,667 Common Shares issuable on an if-converted basis as at September 26, 2020.

SUNOPTA INC.	26	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(3) For the quarters and three quarters ended September 26, 2020 and September 28, 2019, it was more dilutive to assume the Series A Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series A Preferred Stock and the denominator was not adjusted to include 12,633,429 and 11,333,333 Common Shares issuable on an if-converted basis as at September 26, 2020 and September 28, 2019, respectively.

12.  Supplemental Cash Flow Information

	Quarter ended		Three quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	$	$	$	$

Changes in Non-Cash Working Capital, Net of Businesses Acquired or Sold
Accounts receivable	(13,822)	(7,822)	(16,799)	(2,086)
Inventories	10,187	28,722	15,433	(1,499)
Income tax recoverable/payable	(3,606)	(963)	(1,448)	(1,811)
Prepaid expenses and other current assets	(2,451)	(1,856)	4,726	(9,827)
Accounts payable and accrued liabilities	13,265	(12,556)	9,785	(5,715)
Customer and other deposits	(68)	(483)	61	(1,208)
	3,505	5,042	11,758	(22,146)

Non-Cash Investing and Financing Activities
Operating lease right-of-use assets obtained in exchange for
operating lease liabilities	1,782	—	1,975	—
Accrued dividends on preferred stock	2,378	1,700	2,378	1,700
Dividend paid in kind on preferred stock	2,181	—	3,881	—

13. Commitments and Contingencies

Product Recall

On November 20, 2017, Treehouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois, titled TreeHouse Foods, Inc. et al. ("TreeHouse") v. SunOpta Grains and Food, Inc.  The Company was served with the Summons and Complaint on January 24, 2018.  After the Company removed the case to the United States District Court for the Northern District of Illinois, the plaintiffs filed an Amended Complaint on April 23, 2018, and a second Amended Complaint on October 12, 2018.  The plaintiffs alleged economic damages resulting from the Company's 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for listeria monocytogenes contamination.  The plaintiffs brought claims for breach of contract, express and implied warranties and product guarantees, negligence, strict liability, negligent misrepresentation, and indemnity seeking $16.2 million in damages.  There were no allegations of personal injury.  On March 29, 2019, the court dismissed the plaintiffs' claims for negligence, strict liability, negligent misrepresentation, and common law indemnity.  On May 31, 2020, the court granted summary judgment to the Company on TreeHouse's claims for breach of contract and breach of product guarantees, but denied summary judgment on TreeHouse's claims for breach of express and implied warranties.  On the remaining claims, the court limited TreeHouse's damages to the purchase price of the product the Company sold to TreeHouse.  On September 14, 2020, the Company entered into a Confidential Settlement Agreement and Mutual Release (the "Settlement Agreement") with TreeHouse.  The Settlement Agreement resolved the disputed issues among the parties in connection with the litigation filed by TreeHouse against the Company, as described above.  Pursuant to the terms of the Settlement Agreement, the Company paid TreeHouse $4.4 million.  On September 18, 2020, the parties filed a Stipulation of Dismissal with prejudice and the court entered a corresponding order dismissing the litigation with prejudice.

SUNOPTA INC.	27	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

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
SUNOPTA INC.	28	September 26, 2020 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 26, 2020 and September 28, 2019
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Revenues and Operating Income

Reportable segment operating results for the quarters and three quarters ended September 26, 2020 and September 28, 2019 were as follows:

	Quarter ended
	September 26, 2020
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	123,322	99,038	92,621	314,981
Segment operating income (loss)	5,851	13,119	(1,788)	17,182
Corporate Services				(7,803)
Other expense, net (see note 10)				(1,030)
Interest expense, net				(8,017)
Earnings before income taxes				332

	Quarter ended
	September 28, 2019
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	113,356	91,811	90,774	295,941
Segment operating income (loss)	3,400	8,707	(10,639)	1,468
Corporate Services				(4,995)
Other expense, net (see note 10)				(3,323)
Interest expense, net				(8,864)
Loss before income taxes				(15,714)

	Three quarters ended
	September 26, 2020
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	378,217	296,985	286,672	961,874
Segment operating income (loss)	22,003	37,456	(8,506)	50,953
Corporate Services				(21,283)
Other income, net (see note 10)				601
Interest expense, net				(24,233)
Earnings before income taxes				6,038

SUNOPTA INC.	29	September 26, 2020 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 26, 2020 and September 28, 2019

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Three quarters ended
	September 28, 2019
		Plant-Based	Fruit-Based
	Global	Foods and	Foods and
	Ingredients	Beverages	Beverages	Consolidated
	$	$	$	$
Segment revenues from external customers	369,090	255,027	270,103	894,220
Segment operating income (loss)	13,610	15,731	(22,204)	7,137
Corporate Services				(12,881)
Other income, net (see note 10)				39,744
Interest expense, net				(25,857)
Earnings before income taxes				8,143

Segment Depreciation and Amortization

Depreciation and amortization by reportable segment for the quarters and three quarters ended September 26, 2020 and September 28, 2019 was as follows:

	Quarter ended		Three quarters ended
	September 26, 2020	September 28, 2019	September 26, 2020	September 28, 2019
	$	$	$	$
Global Ingredients	1,156	1,339	3,449	4,145
Plant-Based Foods and Beverages	2,371	1,928	7,119	4,931
Fruit-Based Foods and Beverages	4,047	4,080	12,293	12,474
Total segment depreciation and amortization	7,574	7,347	22,861	21,550
Corporate Services	1,095	1,170	3,481	3,455
Total depreciation and amortization	8,669	8,517	26,342	25,005

SUNOPTA INC.	30	September 26, 2020 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended September 26, 2020 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2019 ("Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to October 30, 2020.

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
SUNOPTA INC.	31	September 26, 2020 10-Q

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

The segment information presented in this MD&A for the quarter and three quarters ended September 28, 2019 has been restated to conform with the preceding changes to our operating structure.

Update on Impact of COVID-19

We continue to actively address the impacts of the COVID-19 pandemic on our global operations. We began to experience impacts to our business and results of operations late in the first quarter of 2020, and these impacts continued through the second and third quarters of 2020. As a result, we saw significant shifts in the mix of our business, resulting in lower demand for our food and beverage products from the foodservice channel due to the full or partial closure of many foodservice outlets, and an increase in demand from retail customers as consumers increased their at-home food and beverage consumption. We saw a return towards normalized levels beginning at the end of the second quarter of 2020, as more foodservice outlets reopened and consumers adapted to the evolving environment, and this trend continued through the third quarter of 2020. However, overall foodservice demand for our products remains below 2019 volume levels and short of our expectations for 2020. In addition, we cannot be certain that the positive trend we have seen since the end of the second quarter of 2020 will continue due to uncertain scope and duration of the pandemic.

To date, we have not experienced any material interruptions in our plant operations due to employee absences, or to our supply chains as a result of the pandemic. Our facilities have largely been exempt from government closure orders where applicable. For the quarter and three quarters ended September 26, 2020, we incurred incremental costs of approximately $0.3 million and $1.7 million, respectively, to provide wage premiums and personal protective equipment for our plant employees, and to implement additional cleaning and disinfecting protocols at our facilities.

In March 2020, we experienced a significant foreign exchange impact from a more than 20% depreciation of the Mexican peso against the U.S. dollar. Subsequently, we entered into a combination of foreign currency put and call option contracts (a zero-cost collar) to hedge our exposure to fluctuations in the Mexican peso on fruit inventory purchases and operating costs in Mexico.

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

Value Creation Plan

The following table summarizes costs incurred by type under the Value Creation Plan that were charged to expense for the quarters and three quarters ended September 26, 2020 and September 28, 2019:

SUNOPTA INC.	32	September 26, 2020 10-Q

		Employee
	Asset	recruitment,
	impairments	retention and
	and facility	termination	Professional
	closure costs	costs	fees	Total
For the quarter ended	$	$	$	$
September 26, 2020
Selling, general and administrative expenses	—	150	785	935
Other expense	—	54	—	54
Total	—	204	785	989

September 28, 2019
Selling, general and administrative expenses	—	929	686	1,615
Other expense	—	3,222	—	3,222
Total	—	4,151	686	4,837

		Employee
	Asset	recruitment,
	impairments	retention and
	and facility	termination	Professional
	closure costs	costs	fees	Total
For the three quarters ended	$	$	$	$
September 26, 2020
Selling, general and administrative expenses	—	860	1,574	2,434
Other expense	365	664	—	1,029
Total	365	1,524	1,574	3,463

September 28, 2019
Selling, general and administrative expenses	—	1,808	964	2,772
Other expense	308	5,290	—	5,598
Total	308	7,098	964	8,370

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

Sale of Soy and Corn Business

On February 22, 2019, our subsidiary, SunOpta Grains and Foods Inc., completed the sale of our specialty and organic soy and corn business to Pipeline Foods, LLC for $66.5 million, subject to certain post-closing adjustments, which resulted in a pre-tax gain on sale of $44.3 million recognized in the first three quarters of 2019. The soy and corn business engaged in seed and grain conditioning and corn milling and formed part of the Global Ingredients segment. For the period ended February 22, 2019, the soy and corn business generated revenues and gross profit of $10.3 million and $0.2 million, respectively, and reported an operating loss of $0.2 million (excluding management fees charged by Corporate Services). The net proceeds from this transaction were used to repay borrowings and increase availability under our Global Credit Facility (as described below under the heading "Liquidity and Capital Resources").

SUNOPTA INC.	33	September 26, 2020 10-Q

Consolidated Results of Operations for the Quarters Ended September 26, 2020 and September 28, 2019

	September 26, 2020	September 28, 2019	Change	Change
For the quarter ended	$	$	$	%

Revenues
Global Ingredients	123,322	113,356	9,966	8.8%
Plant-Based Foods and Beverages	99,038	91,811	7,227	7.9%
Fruit-Based Foods and Beverages	92,621	90,774	1,847	2.0%
Total revenues	314,981	295,941	19,040	6.4%

Gross Profit
Global Ingredients	15,041	11,975	3,066	25.6%
Plant-Based Foods and Beverages	19,715	16,321	3,394	20.8%
Fruit-Based Foods and Beverages	7,123	(1,971)	9,094	461.4%
Total gross profit	41,879	26,325	15,554	59.1%

Segment operating income (loss)(1)
Global Ingredients	5,851	3,400	2,451	72.1%
Plant-Based Foods and Beverages	13,119	8,707	4,412	50.7%
Fruit-Based Foods and Beverages	(1,788)	(10,639)	8,851	83.2%
Corporate Services	(7,803)	(4,995)	(2,808)	-56.2%
Total segment operating income (loss)	9,379	(3,527)	12,906	365.9%

Other expense, net	1,030	3,323	(2,293)	-69.0%
Earnings (loss) before the following	8,349	(6,850)	15,199	221.9%
Interest expense, net	8,017	8,864	(847)	-9.6%
Provision for (recovery of) income taxes	41	(3,935)	3,976	101.0%
Net earnings (loss)(2),(3)	291	(11,779)	12,070	102.5%
Earnings (loss) attributable to non-controlling interests	202	(30)	232	773.3%
Earnings (loss) attributable to SunOpta Inc.	89	(11,749)	11,838	100.8%
Dividends and accretion on preferred stock	(2,844)	(2,009)	(835)	-41.6%

Loss attributable to common shareholders(4)	(2,755)	(13,758)	11,003	80.0%

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

SUNOPTA INC.	34	September 26, 2020 10-Q

		Plant-Based	Fruit-Based
	Global	Foods and	Foods and	Corporate
	Ingredients	Beverages	Beverages	Services	Consolidated
For the quarter ended	$	$	$	$	$

September 26, 2020
Segment operating income (loss)	5,851	13,119	(1,788)	(7,803)	9,379
Other income (expense), net	39	(1,270)	13	188	(1,030)
Earnings (loss) before the following	5,890	11,849	(1,775)	(7,615)	8,349

September 28, 2019
Segment operating income (loss)	3,400	8,707	(10,639)	(4,995)	(3,527)
Other expense, net	(1,335)	(9)	(212)	(1,767)	(3,323)
Earnings (loss) before the following	2,065	8,698	(10,851)	(6,762)	(6,850)

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

(2) When assessing our financial performance, we use an internal measure of earnings/loss attributable to common shareholders determined in accordance with U.S. GAAP that excludes specific items recognized in other income/expense, impairment losses on goodwill and long-lived assets, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of our financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations.

The following table presents a reconciliation of adjusted loss from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, in recognition of the sale of the soy and corn business (as described above under the heading "Sale of Soy and Corn Business"), we have prepared this table in a columnar format to present the effect of the disposal of this business on our consolidated results for the quarter ended September 28, 2019. We believe this presentation assists investors in assessing the results of the operations we have disposed of and the effect of those operations on our financial performance.

SUNOPTA INC.	35	September 26, 2020 10-Q

	Excluding
	disposed operations		Disposed operations		Consolidated
		Per Diluted Share		Per Diluted Share		Per Diluted Share
For the quarter ended	$	$	$	$	$	$

September 26, 2020
Net earnings	291		—		291
Earnings attributable to non-controlling interests	(202)		—		(202)
Dividends and accretion on preferred stock	(2,844)		—		(2,844)
Loss attributable to common shareholders	(2,755)	(0.03)	—	—	(2,755)	(0.03)

Adjusted for:
Costs related to the Value Creation Plan(a)	989		—		989
Legal settlements(b)	721		—		721
Plant expansion costs(c)	245		—		245
Other(d)	255		—		255
Net income tax effect(e)	(721)		—		(721)
Adjusted loss	(1,266)	(0.01)	—	—	(1,266)	(0.01)

September 28, 2019
Net loss	(10,974)		(805)		(11,779)
Loss attributable to non-controlling interests	30		—		30
Dividends and accretion on preferred stock	(2,009)		—		(2,009)
Loss attributable to common shareholders	(12,953)	(0.15)	(805)	(0.01)	(13,758)	(0.16)

Adjusted for:
Costs related to Value Creation Plan(f)	4,837		—		4,837
Post-closing adjustments and other costs related to sale of soy and corn business(g)	—		1,109		1,109
Contract manufacturer transition costs(h)	159		—		159
Other(i)	(1,166)		—		(1,166)
Net income tax effect(e)	(764)		(304)		(1,068)
Adjusted loss	(9,887)	(0.11)	—	—	(9,887)	(0.11)

(a) Reflects professional fees of $0.8 million and employee retention costs of $0.1 million recorded in SG&A expenses, and employee termination costs of $0.1 million recorded in other expense.

(b) Reflects a loss of $2.4 million on the settlement of a customer claim related to the recall of certain sunflower products in 2016, net of a $1.7 million gain on the settlement of an unrelated legal matter, which were recorded in other expense/income.

(c) Reflects costs related to the expansion of our plant-based extraction capabilities at our Alexandria, Minnesota, facility, which were recorded in cost of goods sold.

(d) Other includes a loss on the disposal of assets, which was recorded in other expense.

(e) Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% for the quarter ended September 26, 2020 (September 28, 2019 - 27%) on adjusted loss before tax.

(f) Reflects employee retention and relocation costs of $0.9 million, and professional fees of $0.7 million recorded in SG&A expenses; and employee termination costs of $3.4 million (offset by a reversal of $0.8 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), and CFO recruitment costs of $0.6 million recorded in other expense.

(g) Reflects post-closing adjustments and transaction costs incurred in connection with the sale of the soy and corn business, which reduced the gain on sale recorded in other income.

(h) Reflects the write-down of assets related to the transition of premium juice production activities to new contract manufacturers, which was recorded in other expense.

(i) Other includes a legal settlement gain of $1.3 million, offset by losses on disposal of assets, which were recorded in other income/expense.

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

(3) We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation and asset impairment charges, as well as other unusual items that affect the comparability of operating performance. We also use this measure to review and assess our progress under the Value Creation Plan and to assess operating performance in connection with our employee incentive programs. In addition, we are subject to certain restrictions on incurring additional indebtedness based on availability and metrics that include in their calculation a measure of EBITDA. We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings/loss (refer above to footnote (2)). The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of the disposal of the soy and corn business on our consolidated results for the quarter ended September 28, 2019. We believe this presentation assists investors in assessing the results of the operations we have disposed of and the effect of those operations on our financial performance.

SUNOPTA INC.	36	September 26, 2020 10-Q

	Excluding
	disposed operations	Disposed operations	Consolidated
For the quarter ended	$	$	$

September 26, 2020
Net earnings	291	—	291
Provision for income taxes	41	—	41
Interest expense, net	8,017	—	8,017
Other expense, net	1,030	—	1,030
Total segment operating income	9,379	—	9,379
Depreciation and amortization	8,669	—	8,669
Stock-based compensation	3,536	—	3,536
Costs related to Value Creation Plan(a)	935	—	935
Plant expansion costs(b)	245	—	245
Adjusted EBITDA	22,764	—	22,764

September 28, 2019
Net loss	(10,974)	(805)	(11,779)
Recovery of income taxes	(3,631)	(304)	(3,935)
Interest expense, net	8,864	—	8,864
Other expense, net	2,214	1,109	3,323
Total segment operating loss	(3,527)	—	(3,527)
Depreciation and amortization	8,517	—	8,517
Stock-based compensation	3,327	—	3,327
Costs related to Value Creation Plan(a)	1,615	—	1,615
Adjusted EBITDA	9,932	—	9,932

(a) For the third quarters of 2020 and 2019, reflects professional fees and employee retention costs of $0.9 million and $1.6 million, respectively, recorded in SG&A expenses.

(b) For the third quarter of 2020, reflects costs related to the expansion of our plant-based extraction capabilities at our Alexandria, Minnesota, facility, which were recorded in cost of goods sold.

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

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as revenues, gross profit, segment operating income/loss, earnings and adjusted earnings/loss to measure our operating performance. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of a similarly titled measure reported by other companies.

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

SUNOPTA INC.	37	September 26, 2020 10-Q

Revenues for the quarter ended September 26, 2020 increased by 6.4% to $315.0 million from $295.9 million for the quarter ended September 28, 2019.  Excluding the impact on revenues of changes in commodity-related pricing (an increase in revenues of $1.2 million) and foreign exchange rates (an increase in revenues of $1.8 million), revenues increased by 5.4% in the third quarter of 2020, compared with the third quarter of 2019.  Revenues increased on an adjusted basis across all segments of the business, reflecting the expansion of plant-based beverage and broth offerings for retail customers, growth in plant-based ingredient extraction volumes, higher volumes of organic ingredients and premium juice products, and increased retail volumes of frozen fruit, partially offset by lower volumes of plant-based beverage, frozen fruit and fruit ingredient products sold into the foodservice channel.

Gross profit increased $15.6 million, or 59.1%, to $41.9 million for the quarter ended September 26, 2020, compared with $26.3 million for the quarter ended September 28, 2019.  As a percentage of revenues, gross profit for the quarter ended September 26, 2020 was 13.3% compared to 8.9% for the quarter ended September 28, 2019, an increase of 440 basis points.  Gross profit and gross profit percentage increased across all segments of the business.  In the Global Ingredients segment, the $3.1 million increase in gross profit and 160-basis point increase in gross profit percentage reflected higher sales volumes, pricing spreads and productivity improvements for certain organic ingredients, together with higher sales volumes and pricing, and lower production costs for premium juice products, partially offset by an unfavorable cocoa commodity hedging result, lower-margin sales to reduce certain inventory positions in certain organic ingredients, and manufacturing inefficiencies related to organic avocado oil production.  In the Plant-Based Foods and Beverages segment, gross profit increased $3.4 million and gross profit percentage increased 210 basis points, reflecting higher sales and production volumes of plant-based beverages, broths and plant-based ingredients, and improved plant utilization and productivity-driven cost savings, partially offset by lower sales volumes and plant utilization within the sunflower and roasting operations.  Finally, in the Fruit-Based Foods and Beverages segment, the $9.1 million increase in gross profit and 990-basis point increase in gross profit percentage reflected increased sales pricing and a favorable mix of higher-margin retail sales of frozen fruit, and lower processing costs and productivity improvements for frozen fruit, together with higher sales volumes and favorable product mix for fruit snacks.

For the quarter ended September 26, 2020, we realized total segment operating income of $9.4 million, compared with a total segment operating loss of $3.5 million for the quarter ended September 28, 2019.  The $12.9 million increase in total segment operating income reflected higher gross profit, as described above, partially offset by a $1.6 million increase in SG&A expenses mainly due to higher employee-related variable compensation and benefit costs, and increased reserves for credit losses due to weaker economic conditions, partially offset by the benefit from headcount reductions and other cost savings measures taken in 2019, together with lower travel and marketing costs.  In addition, we recognized a period-over-period unfavorable foreign exchange impact of $1.3 million, mainly within our European organic ingredients operations.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other expense for the quarter ended September 26, 2020, of $1.0 million, mainly reflected a loss of $2.4 million on the settlement of a customer claim related to the recall of certain sunflower products in 2016, partially offset by a legal settlement gain of $1.7 million.  Other expense for the quarter ended September 28, 2019, of $3.3 million, mainly reflected employee termination and recruitment costs of $3.2 million associated with the Value Creation Plan, including costs related to our Chief Financial Officer ("CFO") transition in the third quarter of 2019, and post-closing adjustments of $1.1 million related to the sale of the soy and corn business, partially offset by a legal settlement gain of $1.3 million.

Net interest expense decreased by $0.9 million to $8.0 million for the quarter ended September 26, 2020, compared with $8.9 million for the quarter ended September 28, 2019.  Interest expense included the amortization of debt issuance costs of $1.0 million and $0.7 million in the third quarters of 2020 and 2019, respectively.  The period-over-period decrease in net interest expense reflected lower average borrowings and weighted-average interest rates under our line of credit facilities.

We recognized a provision of income tax of $0.0 million for the quarter ended September 26, 2020, compared with a recovery of income taxes of $3.9 million for the quarter ended September 28, 2019.

On a consolidated basis, we realized a loss attributable to common shareholders of $2.8 million (diluted loss per share of $0.03) for the quarter ended September 26, 2020, compared with a loss attributable to common shareholders of $13.8 million (diluted loss per share of $0.16) for the quarter ended September 28, 2019.

For the quarter ended September 26, 2020, adjusted loss was $1.3 million, or $0.01 per diluted share, compared with an adjusted loss of $9.9 million, or $0.11 per diluted share, for the quarter ended September 28, 2019.  Adjusted EBITDA of $22.8 million for the quarter ended September 26, 2020 more than doubled adjusted EBITDA of $9.9 million for the quarter ended September 28, 2019.  Adjusted loss and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	38	September 26, 2020 10-Q

Segmented Operations Information
Global Ingredients
For the quarter ended	September 26, 2020	September 28, 2019	Change	% Change

Revenues	$123,322	$113,356	$9,966	8.8%
Gross profit	15,041	11,975	3,066	25.6%
Gross profit %	12.2%	10.6%		1.6%

Operating income	$5,851	$3,400	$2,451	72.1%
Operating income %	4.7%	3.0%		1.7%

Global Ingredients contributed $123.3 million in revenues for the quarter ended September 26, 2020, compared to $113.4 million for the quarter ended September 28, 2019, an increase of $10.0 million, or 8.8%.  Excluding the impact on revenues of changes in foreign exchange rates (an increase in revenues of $1.8 million) and commodity-related pricing (a decrease in revenues of $1.2 million), Global Ingredients revenues increased approximately 8.3%.  The table below explains the increase in reported revenues:

Global Ingredients Revenue Changes
Revenues for the quarter ended September 28, 2019	$113,356
Increased sales volumes of organic ingredients including coffee (reflecting a rebound in volumes to foodservice customers following COVID-19-related impacts in the first half of 2020), fruits and vegetables (reflecting higher volume, lower priced sales to reduce inventory positions), nuts (reflecting increased availability of raw material supply), and cocoa (reflecting increased production volumes of cocoa ingredients), partially offset by lower volumes of animal feed and grains (due to the exit from underperforming bulk categories)	6,043
Higher sales volumes and pricing for premium juice products	3,397
Favorable foreign exchange impact on euro-denominated sales due to a weaker U.S. dollar period-over-period	1,763
Decreased commodity pricing for organic ingredients	(1,237)
Revenues for the quarter ended September 26, 2020	$123,322

Gross profit in Global Ingredients increased by $3.1 million to $15.0 million for the quarter ended September 26, 2020, compared to $12.0 million for the quarter ended September 28, 2019, and the gross profit percentage increased by 160 basis points to 12.2%.  The increase in gross profit percentage reflected increased pricing spreads, higher-margin product mix within certain categories of organic ingredients, and manufacturing efficiencies for cocoa and sunflower ingredients, together with higher sales pricing and lower bottling costs for premium juice products, partially offset by an unfavorable cocoa commodity hedging result, lower-margin sales to reduce inventory positions in certain organic ingredients, and manufacturing inefficiencies related to organic avocado oil production.  The table below explains the increase in gross profit:

SUNOPTA INC.	39	September 26, 2020 10-Q

Global Ingredients Gross Profit Changes
Gross profit for the quarter ended September 28, 2019	$11,975
Higher pricing spreads on seeds, animal feed and grains, and increased sales volumes of organic ingredients, including coffee, cocoa and nuts, together with increased production volumes and manufacturing efficiencies in our cocoa and sunflower operations, partially offset by an increase in cocoa commodity hedging losses ($1.0 million), lower-margin sales to reduce certain inventory positions, and manufacturing inefficiencies at our organic avocado oil facility	2,172
Higher sales volumes and pricing, and lower bottling costs for premium juice products	894
Gross profit for the quarter ended September 26, 2020	$15,041

Operating income in Global Ingredients increased by $2.5 million, or 72.1%, to $5.9 million for the quarter ended September 26, 2020, compared to $3.4 million for the quarter ended September 28, 2019.  The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the quarter ended September 28, 2019	$3,400
Increase in gross profit, as explained above	3,066
Lower employee compensation costs due to lower headcount, and reduced spending associated with travel and marketing activities, partially offset by an unfavorable foreign exchange impact on euro-denominated SG&A expenses and higher employee-related variable compensation	1,100
Decrease in corporate cost allocations	304
Decrease in mark-to-market gains related to forward currency contracts ($1.4 million), together with net foreign exchange losses on the revaluation of U.S. dollar-denominated receivable and payable balances	(2,019)
Operating income for the quarter ended September 26, 2020	$5,851

Looking forward, we expect the performance of the Global Ingredients segment for the fourth quarter and full year of 2020 to remain on trend with the first three quarters of 2020, with revenues and gross profit ahead of the results for the corresponding prior year periods. This performance is expected to be driven by demand in key categories of cocoa, oils and premium juice, together with increased utilization and productivity improvements within our ingredient manufacturing operations. The statements in this paragraph are forward-looking statements.  See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, fluctuations in foreign currency exchange rates, commodity prices and availability of raw materials, potential competitive pressures, and general economic and political conditions globally and in the markets in which we do business, along with the other factors described above under "Forward-Looking Statements."

Plant-Based Foods and Beverages
For the quarter ended	September 26, 2020	September 28, 2019	Change	% Change

Revenues	$99,038	$91,811	$7,227	7.9%
Gross profit	19,715	16,321	3,394	20.8%
Gross profit %	19.9%	17.8%		2.1%

Operating income	$13,119	$8,707	$4,412	50.7%
Operating income %	13.2%	9.5%		3.7%

SUNOPTA INC.	40	September 26, 2020 10-Q

Plant-Based Foods and Beverages contributed $99.0 million in revenues for the quarter ended September 26, 2020, compared to $91.8 million for the quarter ended September 28, 2019, an increase of $7.2 million, or 7.9%.  Excluding the impact on revenues of changes in sunflower commodity-related pricing (an increase in revenues of $1.2 million), Plant-Based Foods and Beverages revenues increased approximately 6.6%.  The table below explains the increase in reported revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended September 28, 2019	$91,811
Higher retail sales volumes of plant-based beverages and everyday broth offerings, and increased demand for plant-based ingredients, partially offset by reduced sales volumes of plant-based beverage products to foodservice customers	8,526
Increased commodity pricing for sunflower	1,170
Lower volumes of sunflower inshell and kernel, and roasted snacks and ingredients, partially offset by higher volumes of birdfeed	(2,469)
Revenues for the quarter ended September 26, 2020	$99,038

Gross profit in Plant-Based Foods and Beverages increased by $3.4 million to $19.7 million for the quarter ended September 26, 2020, compared to $16.3 million for the quarter ended September 28, 2019, and the gross profit percentage increased by 210 basis points to 19.9%.  The increase in the gross profit percentage reflected strong production volumes, improved plant utilization and productivity-driven cost savings within our plant-based beverage and ingredient extraction operations, partially offset by lower production volumes and plant utilization within our sunflower and roasting operations.  The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended September 28, 2019	$16,321
Higher sales volumes, plant utilization and productivity improvements within our plant-based beverage and ingredient extraction operations	3,712
Lower volumes of sunflower inshell and kernel, partially offset by higher volumes of birdfeed	(318)
Gross profit for the quarter ended September 26, 2020	$19,715

Operating income in Plant-Based Foods and Beverages increased by $4.4 million to $13.1 million for the quarter ended September 26, 2020, compared to $8.7 million for the quarter ended September 28, 2019. The table below explains the increase in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended September 28, 2019	$8,707
Increase in gross profit, as explained above	3,394
Decrease in corporate cost allocations	675
Lower employee compensation costs due to headcount reductions, together with reduced travel and marketing costs, partially offset by higher product development spending and employee-related variable compensation	343
Operating income for the quarter ended September 26, 2020	$13,119

Looking forward, we expect significant growth in revenues and gross profit from our Plant-Based Foods and Beverages segment for the fourth quarter and full year 2020, compared to the corresponding prior-year periods, with expected increased seasonal demand for everyday broth items and higher at-home consumption of plant-based beverage products, more than offsetting continued COVID-19-related softness in the foodservice channel, and lower demand for our raw sunflower and roasted snack products.  In addition, we believe we are on-track to complete several major capital projects in the fourth quarter of 2020, which will increase our aseptic processing capacity and expand our ingredient extraction capabilities in order to keep pace with anticipated consumer demand for plant-based alternatives, and allow us to pursue identified and future business opportunities.  The statements in this paragraph are forward-looking statements.  See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, customer actions, consumer behaviours, competitive pressures, unexpected delays in executing on our capital projects, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	41	September 26, 2020 10-Q

Fruit-Based Foods and Beverages
For the quarter ended	September 26, 2020	September 28, 2019	Change	% Change

Revenues	$92,621	$90,774	$1,847	2.0%
Gross profit	7,123	(1,971)	9,094	461.4%
Gross profit %	7.7%	-2.2%		9.9%

Operating loss	$(1,788)	$(10,639)	$8,851	83.2%
Operating loss %	-1.9%	-11.7%		9.8%

Fruit-Based Foods and Beverages contributed $92.6 million in revenues for the quarter ended September 26, 2020, compared to $90.8 million for the quarter ended September 28, 2019, an increase of $1.8 million, or 2.0%.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $1.2 million), Fruit-Based Foods and Beverages revenues increased approximately 0.7%.  The table below explains the increase in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended September 28, 2019	$90,774
Higher sales volumes of fruit snack products	1,713
Increased commodity pricing for raw fruit	1,232
Lower demand for frozen fruit and fruit preparations from foodservice customers, together with sales volume constraints due to a short supply of frozen strawberries from California, partially offset by increased volumes of frozen fruit into the retail channel	(1,098)
Revenues for the quarter ended September 26, 2020	$92,621

Gross profit in Fruit-Based Foods and Beverages increased by $9.1 million to $7.1 million for the quarter ended September 26, 2020, compared to a loss of $2.0 million for the quarter ended September 28, 2019, and the gross profit percentage increased by 990 basis points to 7.7%.  The increase in the gross profit percentage reflected increased sales pricing and a favorable mix of higher-margin retail sales of frozen fruit.  In addition, automation and productivity initiatives in our frozen fruit manufacturing facilities have generated higher yields and throughput, while allowing these facilities to operate at lower cost and with fewer seasonal workers.  These factors were partially offset by lower production volumes and plant utilization within our fruit ingredient operations.  The table below explains the increase in gross profit:

SUNOPTA INC.	42	September 26, 2020 10-Q

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended September 28, 2019	$(1,971)
Impact of higher sales volumes and pricing for frozen fruit, including a favorable mix of higher-margin retail versus foodservice sales, together with lower processing costs and productivity improvements for frozen fruit	8,536
Higher sales volumes and favorable product mix for fruit snacks	558
Gross profit for the quarter ended September 26, 2020	$7,123

Operating loss in Fruit-Based Foods and Beverages decreased by $8.8 million to $1.8 million for the quarter ended September 26, 2020, compared to $10.6 million for the quarter ended September 28, 2019. The table below explains the decrease in operating loss:

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the quarter ended September 28, 2019	$(10,639)
Increase in gross profit, as explained above	9,094
Decrease in corporate cost allocations	737
Impact of reserves for credit losses due to weaker economic conditions, together with increased employee compensation related to new management hires and employee-related variable compensation, partially offset by a favorable foreign exchange impact on Mexican peso-denominated SG&A expenses	(980)
Operating loss for the quarter ended September 26, 2020	$(1,788)

Looking forward to fourth quarter of 2020, we expect to achieve a fifth sequential quarter of margin improvement in our Fruit-Based Foods and Beverages segment, driven by favorable sales pricing actions on frozen fruit, together with productivity enhancements and cost savings in frozen fruit processing, partially offset by higher strawberry commodity pricing.  In addition, we expect continued strong COVID-19-related demand for frozen fruit from retail customers in the fourth quarter of 2020, partially offset by softness in the foodservice channel.  However, we believe the shortfall in frozen strawberry supply from growers in California in 2020, due to more of the crop being directed to the fresh market, may limit our capacity to service existing customer demand, and our ability to pursue spot opportunities with new customers.  The statements in this paragraph are forward-looking statements.  See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, availability and commodity pricing for fruit, customer actions, consumer behaviours, competitive pressures, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

Corporate Services
For the quarter ended	September 26, 2020	September 28, 2019	Change	% Change

Operating loss	$(7,803)	$(4,995)	$(2,808)	-56.2%

Operating loss at Corporate Services increased by $2.8 million to $7.8 million for the quarter ended September 26, 2020, compared to a loss of $5.0 million for the quarter ended September 28, 2019. The table below explains the increase in operating loss:

SUNOPTA INC.	43	September 26, 2020 10-Q

Corporate Services Operating Loss Changes
Operating loss for the quarter ended September 28, 2019	$(4,995)
Decrease in corporate cost allocations to SunOpta operating segments, as a result of lower corporate headcount and overhead costs	(1,716)
Higher employee-related variable compensation and benefit costs, partially offset by the impact of headcount reductions and reduced travel costs, together with favorable foreign exchange impact on Canadian dollar-denominated SG&A expenses, and realized gains on Mexican peso hedging activities	(1,565)
Increased stock-based compensation costs related to equity-based annual bonus and long-term incentive plans for certain employees	(207)
Lower employee retention costs associated with the Value Creation Plan, partially offset by higher professional fees	680
Operating loss for the quarter ended September 26, 2020	$(7,803)

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

SUNOPTA INC.	44	September 26, 2020 10-Q

Consolidated Results of Operations for the three quarters ended September 26, 2020 and September 28, 2019
	September 26, 2020	September 28, 2019	Change	Change
For the three quarters ended	$	$	$	%

Revenues
Global Ingredients	378,217	369,090	9,127	2.5%
Plant-Based Foods and Beverages	296,985	255,027	41,958	16.5%
Fruit-Based Foods and Beverages	286,672	270,103	16,569	6.1%
Total revenues	961,874	894,220	67,654	7.6%

Gross Profit
Global Ingredients	48,021	38,744	9,277	23.9%
Plant-Based Foods and Beverages	57,517	38,931	18,586	47.7%
Fruit-Based Foods and Beverages	19,753	4,183	15,570	372.2%
Total gross profit	125,291	81,858	43,433	53.1%

Segment operating income (loss)(1)
Global Ingredients	22,003	13,610	8,393	61.7%
Plant-Based Foods and Beverages	37,456	15,731	21,725	138.1%
Fruit-Based Foods and Beverages	(8,506)	(22,204)	13,698	61.7%
Corporate Services	(21,283)	(12,881)	(8,402)	-65.2%
Total segment operating income (loss)	29,670	(5,744)	35,414	616.5%

Other income, net	(601)	(39,744)	39,143	98.5%
Earnings before the following	30,271	34,000	(3,729)	-11.0%
Interest expense, net	24,233	25,857	(1,624)	-6.3%
Provision for income taxes	1,623	3,239	(1,616)	-49.9%
Net earnings(2),(3)	4,415	4,904	(489)	-10.0%
Earnings (loss) attributable to non-controlling interests	(42)	59	(101)	-171.2%
Earnings attributable to SunOpta Inc.	4,457	4,845	(388)	-8.0%
Dividends and accretion on preferred stock	(7,473)	(6,005)	(1,468)	-24.4%

Loss attributable to common shareholders(4)	(3,016)	(1,160)	(1,856)	-160.0%
(1) The following table presents a reconciliation of segment operating income/loss to earnings/loss before the following, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended September 26, 2020 and September 28, 2019" table regarding the use of this non-GAAP measure).

		Plant-Based	Fruit-Based
	Global	Foods and	Foods and	Corporate
	Ingredients	Beverages	Beverages	Services	Consolidated
For the three quarters ended	$	$	$	$	$

September 26, 2020
Segment operating income (loss)	22,003	37,456	(8,506)	(21,283)	29,670
Other income (expense), net	1,371	(1,262)	(428)	920	601
Earnings (loss) before the following	23,374	36,194	(8,934)	(20,363)	30,271

September 28, 2019
Segment operating income (loss)	13,610	15,731	(22,204)	(12,881)	(5,744)
Other income (expense), net	43,993	(405)	(974)	(2,870)	39,744
Earnings (loss) before the following	57,603	15,326	(23,178)	(15,751)	34,000

SUNOPTA INC.	45	September 26, 2020 10-Q

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

(2) The following table presents a reconciliation of adjusted loss from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended September 26, 2020 and September 28, 2019" table regarding the use of this non-GAAP measure).  In addition, in recognition of the sale of the soy and corn business (as described above under the heading "Sale of Soy and Corn Business"), we have prepared this table in a columnar format to present the effect of the disposal of these operations on our consolidated results for the three quarters ended September 28, 2019.  We believe this presentation assists investors in assessing the results of the operations we have disposed and the effect of those operations on our financial performance.

	Excluding
	disposed operations		Disposed operations		Consolidated
		Per Diluted Share		Per Diluted Share		Per Diluted Share
For the three quarters ended	$	$	$	$	$	$

September 26, 2020
Net earnings	4,415		—		4,415
Loss attributable to non-controlling interests	42		—		42
Dividends and accretion on preferred stock	(7,473)		—		(7,473)
Loss attributable to common shareholders	(3,016)	(0.03)	—	—	(3,016)	(0.03)

Adjusted for:
Costs related to the Value Creation Plan(a)	3,463		—		3,463
Legal settlements(b)	721		—		721
Plant expansion costs(c)	337		—		337
Contingent consideration settlement(d)	(2,286)		—		(2,286)
Other(e)	(65)		—		(65)
Net income tax effect(f)	(839)		—		(839)
Adjusted loss	(1,685)	(0.02)	—	—	(1,685)	(0.02)

September 28, 2019
Net earnings (loss)	(26,941)		31,845		4,904
Earnings attributable to non-controlling interests	(59)		—		(59)
Dividends and accretion on preferred stock	(6,005)		—		(6,005)
Earnings (loss) attributable to common shareholders	(33,005)	(0.38)	31,845	0.36	(1,160)	(0.01)

Adjusted for:
Gain on sale of soy and corn business(g)	—		(44,269)		(44,269)
Costs related to Value Creation Plan(h)	8,370		—		8,370
Contract manufacturer transition costs(i)	448		—		448
Plant expansion costs(j)	311		—		311
Product withdrawal and recall costs(k)	260		—		260
Other(l)	(1,491)		—		(1,491)
Net income tax effect(f)	(1,379)		12,130		10,751
Adjusted loss	(26,486)	(0.30)	(294)	(0.00)	(26,780)	(0.31)
(a) Reflects professional fees of $1.6 million and employee retention costs of $0.9 million recorded in SG&A expenses; and employee termination costs of $1.6 million (offset by a $0.9 million reversal of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), and facility closure costs of $0.4 million recorded in other expense.
(b) Reflects a loss of $2.4 million on the settlement of a customer claim related to the recall of certain sunflower products in 2016, net of a $1.7 million gain on the settlement of an unrelated legal matter, which were recorded in other expense/income.
(c) Reflects costs related to the expansion of our plant-based extraction capabilities at our Alexandria, Minnesota, facility, which were recorded in cost of goods sold.
(d) Reflects a gain on the settlement of the remaining earn-out obligation related to our acquisition of Citrusource in 2015, which was recorded in other income.
(e) Other includes the reversal of previously accrued costs related to the withdrawal of certain consumer-packaged products, partially offset by a loss on the disposal of assets, which were recorded in other income/expense.
(f) Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 30% for the three quarters ended September 26, 2020 (September 28, 2019 - 27%) on adjusted loss before tax.
(g) Reflects the gain on sale of the soy and corn business, net of transaction costs and post-closing adjustments, which was recorded in other income.

SUNOPTA INC.	46	September 26, 2020 10-Q

(h) Reflects employee retention and relocation costs of $1.8 million, and professional fees of $1.0 million recorded in SG&A expenses; and employee termination costs of $6.9 million (offset by the reversal of $2.9 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), CEO and CFO recruitment costs of $1.2 million, and facility closure costs of $0.3 million, all recorded in other expense.
(i) Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold and other expense.
(j) Reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility, which were recorded in cost of goods sold.
(k) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the 2016 sunflower product recall, which were recorded in other expense.
(l) Other includes settlement gains resulting from a legal matter and a project cancellation, offset by losses on disposal of assets, and insurance deductibles, which were recorded in other income/expense.

(3) The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended September 26, 2020 and September 28, 2019" table regarding the use of this non-GAAP measure).  In addition, as described above under footnote (2), we have prepared this table in a columnar format to present the effect of the disposals of the soy and corn business on our consolidated results for the three quarters ended September 28, 2019.  We believe this presentation assists investors in assessing the results of the operations we have exited and the effect of those operations on our financial performance.

	Excluding
	disposed operations	Disposed operations	Consolidated
For the three quarters ended	$	$	$

September 26, 2020
Net earnings	4,415	—	4,415
Provision for income taxes	1,623	—	1,623
Interest expense, net	24,233	—	24,233
Other income, net	(601)	—	(601)
Total segment operating income	29,670	—	29,670
Depreciation and amortization	26,342	—	26,342
Stock-based compensation(a)	8,810	—	8,810
Costs related to Value Creation Plan(b)	2,434	—	2,434
Plant expansion costs(c)	337	—	337
Adjusted EBITDA	67,593	—	67,593

September 28, 2019
Net earnings (loss)	(26,941)	31,845	4,904
Provision for (recovery of) income taxes	(8,779)	12,018	3,239
Interest expense, net	25,857	—	25,857
Other expense (income), net	4,525	(44,269)	(39,744)
Total segment operating loss	(5,338)	(406)	(5,744)
Depreciation and amortization	24,876	129	25,005
Stock-based compensation(a)	8,265	—	8,265
Costs related to Value Creation Plan(b)	2,772	—	2,772
Plant expansion costs(c)	311	—	311
Contract manufacturer transition costs(d)	289	—	289
Adjusted EBITDA	31,175	(277)	30,898
(a) For the first three quarters of 2020 and 2019, stock-based compensation of $8.8 million and $8.3 million, respectively, was recorded in SG&A expenses, and the reversal of $0.9 million and $2.9 million, respectively, of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.
(b) For the first three quarters of 2020 and 2019, reflects professional fees, and employee retention and relocation costs of $2.4 million and $2.8 million, respectively, recorded in SG&A expenses.
(c) For the first three quarters of 2020, reflects costs related to the expansion of our plant-based extraction capabilities at our Alexandria, Minnesota, facility, and, for the first three quarters of 2019, reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility, which were recorded in cost of goods sold.
(d) Reflects costs to transition premium juice production activities to new contract manufacturers, which were recorded in cost of goods sold.

(4)  Refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended September 26, 2020 and September 28, 2019" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the three quarters ended September 26, 2020 increased by 7.6% to $961.9 million from $894.2 million for the three quarters ended September 28, 2019.  Excluding the impact on revenues of the sale of the soy and corn business and the acquisition of Sanmark (a net decrease in revenues of $7.3 million) and changes in foreign exchange rates (a decrease in revenues of $0.3 million), partially offset by changes in commodity-related pricing (an increase in revenues of $2.8 million), revenues increased by 8.2% in the first three quarters of 2020, compared with the first three quarters of 2019.  Revenues increased on an adjusted basis across all segments of the business, reflecting the expansion of plant-based beverage and broth offerings for retail customers, growth in plant-based ingredient extraction volumes, higher volumes of organic ingredients and premium juice products, and increased retail volumes of frozen fruit, partially offset by lower volumes of plant-based beverage, frozen fruit and fruit ingredient products sold into the foodservice channel.

SUNOPTA INC.	47	September 26, 2020 10-Q

Gross profit increased $43.4 million, or 53.1%, to $125.3 million for the three quarters ended September 26, 2020, compared with $81.9 million for the three quarters ended September 28, 2019.  As a percentage of revenues, gross profit for the three quarters ended September 26, 2020 was 13.0% compared to 9.2% for the three quarters ended September 28, 2019, an increase of 380 basis points.  Gross profit and gross profit percentage increased across all segments of the business.  In the Global Ingredients segment, the $9.3 million increase in gross profit and 220-basis point increase in gross profit percentage reflected higher sales volumes, pricing spreads and productivity improvements for certain organic ingredients, together with a favorable cocoa commodity hedging result, and higher sales volumes and pricing, and lower production costs for premium juice products, partially offset by lower-margin sales to reduce inventory positions in certain organic ingredients, and manufacturing inefficiencies related to organic avocado oil production.  In the Plant-Based Foods and Beverages segment, gross profit increased $18.6 million and gross profit percentage increased 410 basis points, reflecting higher sales and production volumes of plant-based beverages, broths and plant-based ingredients, and improved plant utilization and productivity-driven cost savings.  Finally, in the Fruit-Based Foods and Beverages segment, the $15.6 million increase in gross profit and 540-basis point increase in gross profit percentage reflected increased sales pricing and a favorable mix of higher-margin retail sales of frozen fruit, and lower processing costs and productivity improvements for frozen fruit, partially offset by lower production and plant utilization for fruit ingredients and fruit snacks.

For the three quarters ended September 26, 2020, we realized total segment operating income of $29.7 million, compared with a total segment operating loss of $5.7 million for the three quarters ended September 28, 2019.  The $35.4 million increase in total segment operating income reflected higher gross profit, as described above, partially offset by a year-over-year unfavorable foreign exchange impact of $4.8 million within our European organic ingredients and Mexican frozen fruit operations, together with a $3.6 million increase in SG&A expenses mainly due to higher employee-related variable compensation and benefit costs, and reserves for credit losses due to a weaker economic outlook, partially offset by the benefit from headcount reductions and other cost savings measures taken in 2019, together with lower travel and marketing costs.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other income for the three quarters ended September 26, 2020, of $0.6 million, mainly reflected a $2.3 million gain on the settlement of a remaining earn-out obligation that arose from our acquisition of Citrusource in 2015, together with a legal settlement gain of $1.7 million, partially offset by a loss of $2.4 million on the settlement of a customer claim related to the recall of certain sunflower products in 2016, and employee termination and facility closure costs related to the Value Creation Plan of $1.0 million.  Other income for the three quarters ended September 28, 2019, of $39.7 million, mainly reflected a pre-tax gain on sale of the soy and corn business of $44.3 million and legal settlement and project cancellation gains of $1.8 million, partially offset by employee termination and recruitment costs of $5.3 million associated with the Value Creation Plan, including costs related to our CEO and CFO transitions.

Net interest expense decreased by $1.7 million to $24.2 million for the three quarters ended September 26, 2020, compared with $25.9 million for the three quarters ended September 28, 2019.  Interest expense included the amortization of debt issuance costs of $3.0 million and $2.0 million in the first three quarters of 2020 and 2019, respectively.  The year-over-year decrease in net interest expense reflected lower average borrowings and weighted-average interest rates under our line of credit facilities, together with interest income received on a tax refund in the first quarter of 2020.

We recognized a provision of income tax of $1.6 million for the three quarters ended September 26, 2020, compared with $3.2 million for the three quarters ended September 28, 2019.  The effective tax rate was 26.9% in the first three quarters of 2020, compared with 39.8% in the first three quarters of 2019.

On a consolidated basis, we realized a loss attributable to common shareholders of $3.0 million (diluted loss per share of $0.03) for the three quarters ended September 26, 2020, compared with loss attributable to common shareholders of $1.2 million (diluted loss per share of $0.01) for the three quarters ended September 28, 2019, which was inclusive of the gain on the sale of the soy and corn business.

For the three quarters ended September 26, 2020, adjusted loss was $1.7 million, or $0.02 per diluted share, compared with an adjusted loss of $26.8 million, or $0.31 per diluted share, for the three quarters ended September 28, 2019.  Excluding the results of the disposed soy and corn operations, adjusted loss was $26.5 million, or $0.30 per diluted share, for the three quarters ended September 28, 2019.  Adjusted EBITDA of $67.6 million for the three quarters ended September 26, 2020 more than doubled adjusted EBITDA of $30.9 million for the three quarters ended September 28, 2019.  Excluding disposed operations, adjusted EBITDA was $31.2 million for the three quarters ended September 28, 2019.  Adjusted loss and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	48	September 26, 2020 10-Q

Segmented Operations Information
Global Ingredients
For the three quarters ended	September 26, 2020	September 28, 2019	Change	% Change

Revenues	$378,217	$369,090	$9,127	2.5%
Gross profit	48,021	38,744	9,277	23.9%
Gross profit %	12.7%	10.5%		2.2%

Operating income	$22,003	$13,610	$8,393	61.7%
Operating income %	5.8%	3.7%		2.1%

Global Ingredients contributed $378.2 million in revenues for the three quarters ended September 26, 2020, compared to $369.1 million for the three quarters ended September 28, 2019, an increase of $9.1 million, or 2.5%.  Excluding the impact on revenues of changes in commodity-related pricing (a decrease in revenues of $8.2 million) and foreign exchange rates (a decrease in revenues of $0.3 million), and the sale of the soy and corn business and acquisition of Sanmark (a net decrease in revenues of $7.3 million), Global Ingredients revenues increased approximately 6.9%.  The table below explains the increase in reported revenues:

Global Ingredients Revenue Changes
Revenues for the three quarters ended September 28, 2019	$369,090
Increased sales volumes of organic ingredients including cocoa (reflecting increased production volumes of cocoa ingredients and sales of cocoa beans), oils (including incremental revenues from Sanmark and increased production volumes of sunflower oil), and fruits and vegetables (reflecting higher volume, lower priced sales to reduce inventory positions), partially offset by lower volumes of animal feed and grains (due to the exit from underperforming bulk categories), and coffee (reflecting the impact of COVID-19 on foodservice customers in the first half of 2020)	17,164
Higher sales volumes and pricing for premium juice products	10,810
Impact of the sale of soy and corn business	(10,346)
Decreased commodity pricing for organic ingredients	(8,228)
Unfavorable foreign exchange impact on euro-denominated sales due to a stronger U.S. dollar period-over-period	(273)
Revenues for the three quarters ended September 26, 2020	$378,217

Gross profit in Global Ingredients increased by $9.3 million to $48.0 million for the three quarters ended September 26, 2020, compared to $38.7 million for the three quarters ended September 28, 2019, and the gross profit percentage increased by 220 basis points to 12.7%.  Excluding the impact on gross profit of the sale of the soy and corn business, the gross profit percentage would have been 10.7% in the first three quarters of 2019.  The increase in gross profit percentage excluding the soy and corn business reflected increased pricing spreads, higher-margin product mix within certain categories of organic ingredients, manufacturing efficiencies for cocoa and sunflower ingredients, and a favorable cocoa commodity hedging result, together with higher sales pricing and lower bottling costs for premium juice products, partially offset by lower-margin sales to reduce inventory positions in certain organic ingredients, and manufacturing inefficiencies related to organic avocado oil production.  The table below explains the increase in gross profit:

SUNOPTA INC.	49	September 26, 2020 10-Q

Global Ingredients Gross Profit Changes
Gross profit for the three quarters ended September 28, 2019	$38,744
Higher pricing spreads on seed, nuts, animal feed and grains, and increased sales volumes of organic ingredients, including cocoa and oils, together with increased production volumes and manufacturing efficiencies in our cocoa and sunflower operations, and an increase in cocoa commodity hedging gains ($0.8 million), partially offset by lower volumes and pricing for coffee, lower-margin sales to reduce certain inventory positions, and manufacturing inefficiencies at our organic avocado oil facility	6,257
Higher sales volumes and pricing, and lower bottling costs for premium juice products	3,200
Impact of the sale of the soy and corn business	(180)
Gross profit for the three quarters ended September 26, 2020	$48,021

Operating income in Global Ingredients increased by $8.4 million, or 61.7%, to $22.0 million for the three quarters ended September 26, 2020, compared to $13.6 million for the three quarters ended September 28, 2019.  The table below explains the increase in operating income:

Global Ingredients Operating Income Changes
Operating income for the three quarters ended September 28, 2019	$13,610
Increase in gross profit, as explained above	9,277
Lower employee compensation costs due to lower headcount, and reduced spending associated with travel and marketing activities, together with SG&A reductions from the sale of the soy and corn business, partially offset by higher employee-related variable compensation	1,843
Decrease in corporate cost allocations	919
Decrease in mark-to-market gains related to forward currency contracts ($2.2 million), together with net foreign exchange losses on the revaluation of U.S. dollar-denominated receivable and payable balances	(3,646)
Operating income for the three quarters ended September 26, 2020	$22,003

Plant-Based Foods and Beverages
For the three quarters ended	September 26, 2020	September 28, 2019	Change	% Change

Revenues	$296,985	$255,027	$41,958	16.5%
Gross profit	57,517	38,931	18,586	47.7%
Gross profit %	19.4%	15.3%		4.1%

Operating income	$37,456	$15,731	$21,725	138.1%
Operating income %	12.6%	6.2%		6.4%

Plant-Based Foods and Beverages contributed $297.0 million in revenues for the three quarters ended September 26, 2020, compared to $255.0 million for the three quarters ended September 28, 2019, an increase of $42.0 million, or 16.5%.  Excluding the impact on revenues of changes in sunflower commodity-related pricing (an increase in revenues of $3.9 million), Plant-Based Foods and Beverages revenues increased approximately 14.9%.  The table below explains the increase in reported revenues:

SUNOPTA INC.	50	September 26, 2020 10-Q

Plant-Based Foods and Beverages Revenue Changes
Revenues for the three quarters ended September 28, 2019	$255,027
Higher retail sales volumes of plant-based beverages and everyday broth offerings, including output from additional aseptic processing capacity that came on-line in the third quarter of 2019, as well as increased demand for plant-based ingredients, partially offset by reduced sales volumes of plant-based beverage products to foodservice customers	39,608
Increased commodity pricing for sunflower	3,929
Lower volumes of sunflower inshell and kernel, and roasted ingredients, partially offset by higher volumes of birdfeed and roasted snacks	(1,579)
Revenues for the three quarters ended September 26, 2020	$296,985

Gross profit in Plant-Based Foods and Beverages increased by $18.6 million to $57.5 million for the three quarters ended September 26, 2020, compared to $38.9 million for the three quarters ended September 28, 2019, and the gross profit percentage increased by 410 basis points to 19.4%.  The increase in the gross profit percentage reflected strong production volumes, improved plant utilization and productivity-driven cost savings within our plant-based beverage and ingredient extraction operations, and improved margin performance within our sunflower and roasting operations.  The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the three quarters ended September 28, 2019	$38,931
Higher sales volumes, plant utilization and productivity improvements within our plant-based beverage and ingredient extraction operations	18,210
Higher sales volumes of birdfeed and roasted snacks and improved plant utilization within our sunflower and roasting operations, partially offset by lower volumes of sunflower inshell and kernel	376
Gross profit for the three quarters ended September 26, 2020	$57,517

Operating income in Plant-Based Foods and Beverages increased by $21.8 million to $37.5 million for the three quarters ended September 26, 2020, compared to $15.7 million for the three quarters ended September 28, 2019. The table below explains the increase in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the three quarters ended September 28, 2019	$15,731
Increase in gross profit, as explained above	18,586
Decrease in corporate cost allocations	2,024
Lower employee compensation costs due to headcount reductions and reduced travel and marketing costs, partially offset by higher product development spending and employee-related variable compensation	1,115
Operating income for the three quarters ended September 26, 2020	$37,456

SUNOPTA INC.	51	September 26, 2020 10-Q

Fruit-Based Foods and Beverages
For the three quarters ended	September 26, 2020	September 28, 2019	Change	% Change

Revenues	$286,672	$270,103	$16,569	6.1%
Gross profit	19,753	4,183	15,570	372.2%
Gross profit %	6.9%	1.5%		5.4%

Operating loss	$(8,506)	$(22,204)	$13,698	61.7%
Operating loss %	-3.0%	-8.2%		5.2%

Fruit-Based Foods and Beverages contributed $286.7 million in revenues for the three quarters ended September 26, 2020, compared to $270.1 million for the three quarters ended September 28, 2019, an increase of $16.6 million, or 6.1%. Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $7.1 million), Fruit-Based Foods and Beverages revenues increased approximately 3.5%. The table below explains the increase in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the three quarters ended September 28, 2019	$270,103
Increased volumes of frozen fruit into the retail channel, partially offset by lower demand for frozen fruit and fruit preparations from foodservice customers, together with sales volume constraints due to a short supply of frozen strawberries from California	7,735
Increased commodity pricing for raw fruit	7,123
Higher sales volumes of fruit snacks products	1,711
Revenues for the three quarters ended September 26, 2020	$286,672

Gross profit in Fruit-Based Foods and Beverages increased by $15.6 million to $19.8 million for the three quarters ended September 26, 2020, compared to $4.2 million for the three quarters ended September 28, 2019, and the gross profit percentage increased by 540 basis points to 6.9%. The increase in the gross profit percentage reflected increased sales pricing and a favorable mix of higher-margin retail sales of frozen fruit. In addition, automation and productivity initiatives in our frozen fruit manufacturing facilities have generated higher yields and throughput, while allowing these facilities to operate at lower cost and with fewer seasonal workers. These factors were partially offset by lower production volumes and plant utilization within our fruit ingredient and fruit snacks operations. The table below explains the increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the three quarters ended September 28, 2019	$4,183
Impact of higher sales volumes and pricing for frozen fruit, including a favorable mix of higher-margin retail versus foodservice sales, together with lower processing costs and productivity improvements for frozen fruit, partially offset by lower sales volumes and plant utilization for fruit ingredients	15,853
Lower production volumes and plant utilization for fruit snacks due to the timing of customer promotions, partially offset by higher sales volumes	(283)
Gross profit for the three quarters ended September 26, 2020	$19,753

Operating loss in Fruit-Based Foods and Beverages decreased by $13.7 million to $8.5 million for the three quarters ended September 26, 2020, compared to $22.2 million for the three quarters ended September 28, 2019. The table below explains the decrease in operating loss:

SUNOPTA INC.	52	September 26, 2020 10-Q

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the three quarters ended September 28, 2019	$(22,204)
Increase in gross profit, as explained above	15,570
Decrease in corporate cost allocations	2,211
Unfavorable foreign exchange impact on our frozen fruit operations in Mexico due to a decline in the value of the Mexican peso in the first quarter of 2020, and the impact of reserves for credit losses due to weaker economic conditions, together with increased employee compensation related to new management hires and higher employee-related variable compensation	(4,083)
Operating loss for the three quarters ended September 26, 2020	$(8,506)

Corporate Services
For the three quarters ended	September 26, 2020	September 28, 2019	Change	% Change

Operating loss	$(21,283)	$(12,881)	$(8,402)	-65.2%

Operating loss at Corporate Services increased by $8.4 million to $21.3 million for the three quarters ended September 26, 2020, compared to a loss of $12.9 million for the three quarters ended September 28, 2019. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the three quarters ended September 28, 2019	$(12,881)
Decrease in corporate cost allocations to SunOpta operating segments, as a result of lower corporate headcount and overhead costs	(5,154)
Higher employee-related variable compensation and benefit costs, partially offset by the impact of headcount reductions and reduced travel costs, together with favorable foreign exchange impact on Canadian dollar-denominated SG&A expenses, and realized gains on Mexican peso hedging activities	(3,043)
Increased stock-based compensation costs related to equity-based annual bonus and long-term incentive plans for certain employees	(543)
Lower employee retention costs associated with the Value Creation Plan, partially offset by higher professional fees	338
Operating loss for the three quarters ended September 26, 2020	$(21,283)

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

Liquidity and Capital Resources

We have the following sources from which we can fund our operating cash requirements:

• Existing cash and cash equivalents;
• Available operating lines of credit;

SUNOPTA INC.	53	September 26, 2020 10-Q

• Cash flows generated from operating activities, including working capital efficiency efforts;
• Cash flows generated from the exercise, if any, of stock options during the year;
• Potential additional long-term financing, including leasing arrangements and the issuance of debt and/or equity securities; and
• Potential sales of businesses or assets.

On February 11, 2016, we entered a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $350 million, subject to borrowing base capacity (the "Global Credit Facility"). On January 28, 2020, the credit agreement was amended to, among other things, extend the maturity date of the Global Credit Facility to March 31, 2022. The Global Credit Facility supports the working capital and general corporate needs of our global operations, in addition to funding strategic initiatives. The applicable margin in the Global Credit Facility ranges from 0.25% to 0.75% with respect to base rate and prime rate borrowings and from 1.25% to 1.75% for eurocurrency rate and bankers' acceptance rate borrowings. In addition, in connection with the amendment of the credit agreement on January 28, 2020, the applicable margin rate on any loans under the Global Credit Facility is increased by an additional 0.50% while our total leverage ratio exceeds a specific threshold. Based on outstanding borrowings under the Global Credit Facility (as described below), the 50 basis-point increase in the margin rate will increase interest expense and reduce cash flows by approximately $1.0 million on an annualized basis.

As at September 26, 2020, we had outstanding borrowings of $199.7 million (December 28, 2019 - $241.7 million) and available borrowing capacity of approximately $91 million (December 28, 2019 - $43 million) under the Global Credit Facility. For more information on the Global Credit Facility, see note 7(1) to the unaudited consolidated financial statements included in this report.

We are currently in negotiations with a group of lenders for a new long-term asset-backed lending facility, which we expect to have completed in the fourth quarter of 2020.

As at September 26, 2020, we had borrowings of $0.3 million (€0.3 million) outstanding under a $7.0 million (€6.0 million) revolving credit facility used to fund the activities of our Bulgarian sunflower processing operations. The next maturity date of this annual facility is April 30, 2021. For more information on the Bulgarian credit facility, see note 7(2) to the unaudited consolidated financial statements included in this report.

On October 20, 2016, SunOpta Foods issued $231.0 million of 9.5% Senior Secured Second Lien Notes due October 9, 2022 (the "Notes"). As at September 26, 2020, the outstanding principal amount of the Notes was $223.5 million. For more information on the Notes, see note 7(3) to the unaudited consolidated financial statements included in this report.
On October 7, 2016, SunOpta Foods issued 85,000 shares of Series A Preferred Stock (the "Series A Preferred Stock") for $85.0 million. The Series A Preferred Stock had an initial liquidation preference of $1,000 per share and is currently exchangeable into shares of our common stock at an exchange price of $7.00 per share. Cumulative preferred dividends accrue daily on the Series A Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to October 5, 2025, which presently equates to quarterly dividend distributions of approximately $1.8 million, and 12.5% of the liquidation preference thereafter. Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to pay in kind by adding the amount that would have been paid to the liquidation preference. For quarterly periods prior to the first quarter of 2020, dividends declared on the Series A Preferred Stock were paid in cash by SunOpta Foods. For the first and second quarters of 2020, SunOpta Foods elected to declare dividends on the Series A Preferred Stock to be paid in kind and, as a result, the aggregate liquidation preference increased by $3.4 million to $88.4 million. For more information on the Series A Preferred Stock, see note 8 to the unaudited consolidated financial statements included in this report.

On April 24, 2020, SunOpta Foods issued 30,000 shares of Series B-1 Preferred Stock (the "Series B-1 Preferred Stock") for $30.0 million. The Series B-1 Preferred Stock has an initial liquidation preference of $1,000 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share. Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, which presently equates to quarterly dividend distributions of approximately $0.6 million, and 10.0% of the liquidation preference thereafter. Prior to September 30, 2029, SunOpta Foods may pay dividends on the Series B-1 Preferred Stock in cash or in kind. For the second quarter of 2020, SunOpta Foods elected to declare dividends on the Series B-1 Preferred Stock to be paid in kind and, as a result, the aggregate liquidation preference increased by $0.4 million to $30.4 million. For more information on the Series B Preferred Stock, see note 8 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	54	September 26, 2020 10-Q

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

Cash Flows

Third Quarter of 2020 Compared to Third Quarter of 2019

Net cash and cash equivalents decreased $0.7 million in the third quarter of 2020 to $0.9 million as at September 26, 2020, compared with $1.6 million as at June 27, 2020.

Cash provided by operating activities was $20.2 million in the third quarter of 2020, compared with $4.3 million in the third quarter of 2019, an increase in cash provided of $15.9 million, which mainly reflected a period-over-period increase in our operating results, before changes in working capital, of $17.4 million. Cash provided by changes in working capital was $3.5 million in the third quarter of 2020, compared with $5.0 million in the third quarter of 2019. The $1.5 million period-over-period decrease in cash provided by changes in working capital mainly reflected increased accounts receivable from higher sales, partially offset by the later timing of purchases of frozen fruit inventories, due to the short supply of strawberries from California.

Cash used in investing activities related to capital expenditures was $11.8 million in the third quarter of 2020, compared with $7.6 million in the third quarter of 2019, an increase in cash used of $4.2 million. Capital expenditures in the third quarter of 2020 mainly related to the expansion of our plant-based beverage processing and ingredient extraction capabilities, and these expenditures do not include amounts being financed under leasing arrangements.

Cash used in financing activities was $9.1 million in the third quarter of 2020, compared with cash provided of $3.0 million in the third quarter of 2019, an increase in cash used of $12.1 million. Net borrowings under our line of credit facilities decreased $7.5 million in the third quarter of 2020, reflecting our improved operating performance, partially offset by capital expenditures. The $4.6 million increase in net borrowings under the line of credit facilities in the third quarter of 2019 reflected funds for capital expenditures.

First Three Quarters of 2020 Compared to First Three Quarters of 2019

Net cash and cash equivalents decreased $0.6 million in the first three quarters of 2020 to $0.9 million as at September 26, 2020, compared with $1.5 million as at December 28, 2019.
Cash provided by operating activities was $57.6 million in the first three quarters of 2020, compared with cash used of $26.4 million in the first three quarters of 2019, an increase in cash provided of $84.0 million, which reflected a year-over-year increase in operating results, before changes in working capital, of $50.1 million. Cash provided by changes in working capital was $11.8 million in the first three quarters of 2020, compared with cash used of $22.1 million in the first three quarters of 2019. The $33.9 million year-over-year increase in cash provided by changes in working capital reflected lower inventories of organic ingredients (due to reduced inventory positions, including the exit from certain bulk categories) and frozen fruit (due to higher sales volumes and lower fruit supply), partially offset by increased accounts receivable from higher sales.

SUNOPTA INC.	55	September 26, 2020 10-Q

Cash used in investing activities related to capital expenditures was $27.9 million in the first three quarters of 2020 (reflecting spending on the plant-based expansion projects identified above for the third quarter, together with the addition of new automation at our frozen fruit facilities), compared with $24.9 million in the first three quarters of 2019. Net proceeds from the sale of the soy and corn business were $64.7 million in the first three quarters of 2019.

Cash used in financing activities was $30.4 million in the first three quarters of 2020, compared with $11.0 million in the first three quarters of 2019, an increase in cash used of $19.4 million. Net borrowings under our line of credit facilities decreased $48.6 million in the first three quarters of 2020, reflecting our improved operating performance and net proceeds of $26.8 million from the issuance of Series B-1 Preferred Stock, together with lower working capital, partially offset by capital expenditures. The $6.7 million decrease in net borrowings under the line of credit facilities in the first three quarters of 2019 reflected the initial application of the net proceeds from the soy and corn business, partially offset by higher working capital and capital expenditures.

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

SUNOPTA INC.	56	September 26, 2020 10-Q

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 26, 2020.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended September 26, 2020. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended September 26, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	57	September 26, 2020 10-Q

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

Item 6.  Exhibits

The following exhibits are included as part of this report.

SUNOPTA INC.	58	September 26, 2020 10-Q

10.1*†	SunOpta Inc. 2020 Short Term Incentive Plan

10.2*†	SunOpta Inc. 2020 Long Term Incentive Plan Summary

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*  Filed herewith.

†  Indicates management contract or compensatory plan or arrangement.

SUNOPTA INC.	59	September 26, 2020 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: October 30, 2020	/s/ Scott Huckins
Scott Huckins
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	60	September 26, 2020 10-Q