Form 10-K
period 2021-01-02
SunOpta Inc.
filed 2021-03-03
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2021

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

Large accelerated filer ☐  Accelerated filer ☒ Non-accelerated filer ☐  Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐      No ☒

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant's common shares on June 27, 2020, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $325 million.

The number of shares of the registrant's common stock outstanding as of February 26, 2021 was 103,256,454.

Documents Incorporated by Reference:  Portions of the SunOpta Inc. Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.
FORM 10-K
For the year ended January 2, 2021

SUNOPTA INC.	1	January 2, 2021 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended January 2, 2021 ("Form 10-K") to "SunOpta," the "Company," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

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

	Canadian Dollar		Euro		Mexican Peso
Year	Closing	Average	Closing	Average	Closing	Average
2020	0.7854	0.7463	1.2251	1.1413	0.0501	0.0468
2019	0.7646	0.7534	1.1172	1.1193	0.0531	0.0519
2018	0.7332	0.7723	1.1446	1.1812	0.0503	0.0520

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties.  Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations and intentions; changes in customer demand resulting from or related to the COVID-19 pandemic, as well as supply chain, logistics and other disruptions; fluctuations in foreign currency exchange rates and commodity pricing, and general economic and political conditions globally and in the markets in which we do business; our plans to expand capacity in our plant-based food and beverage business, and timing to complete expansion projects; our expectation that the divestiture of Tradin Organic will enable the acceleration of our expansion plans; our assessment of the interest savings from the reduction in our indebtedness following the divestiture of Tradin Organic; our expectations regarding profitability in our frozen fruit business, including our assessment of the margin improvement and cost savings to be realized from our frozen fruit productivity, network optimization and portfolio rationalization initiatives; our expectations regarding the availability and commodity pricing for frozen strawberry supply, and potential impacts to our revenues and margins; our intent to diversify our fruit supplier base and our assessment of the anticipated benefits; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; other expectations related to our businesses, including anticipated results of operations, operational growth and expansion plans, plans to reduce costs and improve profitability; our intentions related to potential sale of selected businesses or assets; liquidity constraints and the availability of alternative financing sources; and other statements that are not historical facts.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties.  Accordingly, there are important factors that could cause our actual results to differ materially from our expectations and predictions.  We believe these factors include, but are not limited to, the following:

• the impact of the COVID-19 pandemic on our business and financial results;

• product liability suits, recalls and threatened market withdrawals that may arise or be brought against us;

• food safety concerns and instances of food-borne illnesses that could harm our business;

• litigation and regulatory enforcement concerning marketing and labeling of food products;

• significant food and health regulations to which we are subject;

SUNOPTA INC.	2	January 2, 2021 10-K

• ability to realize some or all of the anticipated benefits of our capital investment or restructuring plans;

• ability to successfully consummate and achieve the anticipated benefits from acquisitions and divestitures;

• ability to obtain additional capital as required to maintain current growth rates;

• the potential for impairment charges for goodwill or other intangible assets;

• the highly competitive industry in which we operate;

• that our customers may choose not to buy products from us;

• the potential loss of one or more key customers;

• changes and difficulty in predicting consumer preferences;

• our ability to effectively manage our supply chain;

• volatility in the prices of raw materials, packaging, freight, fuel, and energy;

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

• the loss of service of our key executives;

• labor shortages or increased labor costs;

• technological innovation by our competitors;

• ability to protect our intellectual property and proprietary rights;

• changes in laws or regulations governing foreign trade or taxation;

• agricultural policies that influence our operations;

• substantial environmental regulation and policies to which we are subject;

• new laws or regulations or changes in laws or regulations governing climate change;

• fluctuations in exchange rates, interest rates and the prices of certain commodities; and

• exposure to our foreign operations and suppliers.

SUNOPTA INC.	3	January 2, 2021 10-K

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

SUNOPTA INC.	4	January 2, 2021 10-K

PART I
Item 1. Business

The Company

SunOpta, a corporation organized under the laws of Canada in 1973, is a leading company focused on the manufacture of plant-based and fruit-based food and beverage products for sale to retail customers, foodservice distributors, branded food companies, and food manufacturers.  Our employees and assets, which include 14 processing facilities, are principally located in the U.S., as well as Mexico and Canada.

Operating Segments and Principal Products

The following is a description of the principal activities and products that comprise our two continuing operating segments:

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and dry ingredients (utilizing almond, soy, coconut, oat, hemp, and other bases), as well as broths, teas, and nutritional beverages.  In addition, we package dry- and oil-roasted inshell sunflower and sunflower kernels, as well as corn-, soy- and legume-based roasted snacks, and we process and sell raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages - We offer individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, blends, and other berries), IQF and bulk frozen fruit for foodservice (including purées, fruit cups and smoothies), and custom fruit preparations for industrial use.  In addition, we offer fruit snacks, including bars, twists, ropes, and bite-sized varieties.

In 2020, we derived 53% of our revenues from the sale of plant-based foods and beverages, and 47% from the sale of fruit-based foods and beverages.

Until December 2020, we had a third operating segment referred to as Global Ingredients. The Global Ingredients operating segment was comprised of our organic ingredient sourcing and production business, Tradin Organic, and our soy and corn business, which were sold in December 2020 and February 2019, respectively, as discussed below under "Divestitures."

Additional information regarding our segments is presented in note 24 to the consolidated financial statements at Item 15 of this Form 10-K.

Divestitures

Tradin Organic

On December 30, 2020, we completed the sale of our organic ingredient sourcing and production business, Tradin Organic, which included its global organic and non-GMO ingredient sourcing operations, together with its consumer-packaged premium juice co-manufacturing business, and ingredient processing facilities.  In addition, Tradin Organic included approximately 500 employees who transferred to the purchaser.  The divestiture of Tradin Organic for cash consideration of approximately $374 million allowed us to significantly reduce our debt and refinance our credit facility (as described below under "Credit Refinancing"), enabling us to accelerate expansion plans for our core plant-based food and beverage platform.  Additional financial information related to this transaction can be found in note 3 to the consolidated financial statements at Item 15 of this Form 10-K.

Soy and Corn Business

On February 22, 2019, we completed the sale of our specialty and organic soy and corn business, which was engaged in seed and grain conditioning and corn milling at five processing facilities located in the U.S.  The sale of the soy and corn business was completed to simplify our business and exit product lines where we were not effectively positioned to drive long-term profitable growth.  Additional information related to this transaction can be found in note 4 to the consolidated financial statements at Item 15 of this Form 10-K.

SUNOPTA INC.	5	January 2, 2021 10-K

Credit Refinancing

In conjunction with the divestiture of Tradin Organic, we were able to reduce our debt by approximately $355 million, including the early redemption and retirement of the $223.5 million outstanding principal amount of our 9.5% senior secured second lien notes due October 2022, and the repayment of approximately $132 million of the outstanding borrowings under our former revolving credit facility.  On December 31, 2020, we entered into a new five-year credit agreement comprised of a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity, and a five-year, $75 million delayed draw term loan, to be used for capital expenditures.  Additional information related to the new credit agreement can be found in note 14 to the consolidated financial statements at Item 15 of this Form 10-K.

Customers and competition

We sell our plant-based and fruit-based food and beverage products through various distribution channels, including large retailers and club stores, branded food companies, foodservice distributors, quick service and casual dining restaurants, and food manufacturers, located principally in the U.S.  We generally conduct our business with customers based on purchase orders or pursuant to contracts that are generally terminable on notice ranging from three to 12 months.  In 2020, our ten largest customers accounted for approximately 67% of our consolidated revenues, approximately 69% of our Plant-Based Foods and Beverages segment revenues, and approximately 65% of our Fruit-Based Foods and Beverages segment revenues.

Our plant-based and fruit-based food and beverage operations compete with major branded and private-label food manufacturers.  Our customers do not typically commit to buy predetermined amounts of products and many customers utilize bidding procedures to select vendors.  As a result, price is often a key competitive factor in winning bids and retaining customers, along with product quality, food safety, innovation, and customer service.  We believe that our access to an established network of growers and suppliers, combined with our in-house processing and packaging capabilities, provides us with a low-cost advantage over many of our competitors.

Raw Materials

Our raw materials primarily consist of agricultural ingredients and packaging materials.  We utilize an established network of growers and suppliers for raw material ingredients to support our plant-based and fruit-based food and beverage processing operations.  The ingredient used most in the products we produce in our operations is strawberries.  Fresh and frozen berries are sourced directly from a large number of suppliers throughout the U.S., Mexico and South America.  Our scale and location close to growing areas in California and Mexico make us an attractive customer for fruit growers.  Because weather conditions and other factors can limit the availability of raw materials in a specific geography, we continue to focus on expanding fruit sourcing outside of North America to ensure supply in years when local production is below normal levels.

In conjunction with the divestiture of Tradin Organic, we entered into a five-year supply agreement (renewable for one-year periods thereafter), whereby we may continue to purchase specified organic ingredients from Tradin Organic for use in our plant-based and fruit-based operations.  This long-term supply agreement provides us with the benefit of continued access to Tradin Organic's global network of organic ingredients.

We rely on our packaging suppliers to ensure delivery of often unique, portable, and convenient consumer packaging formats.  In our plant-based beverage processing facilities, we specialize in the use of Tetra Pak equipment in a variety of pack sizes, with a variety of opening types and extended shelf-life options.

Seasonality

We experience seasonality in the procurement, transportation, and processing of strawberries, mainly related to the peak California and Mexico production seasons, which generally occur during the first two quarters of the year.  Similarly, we purchase the bulk of our annual sunflower crop requirements from North American growers following the harvest in the fall of each year.  As a result, our financing needs are generally highest in those periods due to crop inventory builds, while cash inflows are typically highest in the fourth quarter as inventories are drawn down.  Overall, the demand for most of our products does not typically fluctuate significantly in any particular season; however, sales of broth are generally higher in the fourth quarter.

SUNOPTA INC.	6	January 2, 2021 10-K

Research and Development

Our innovation center located in Edina, Minnesota, supports our product development team of highly trained and experienced food scientists and technologists that are dedicated to the research and development of innovative food and beverage offerings and addressing product development opportunities for our customers.  These opportunities include new and custom formulations, innovations in packaging formats, and new production processes and applications.  Applications and technical support provided to our customers include all aspects of product development from concept to commercial launch, as well as ongoing manufacturing and processing support.

Trademarks

We do not extensively market our own consumer brands under trademarks that we own, and we do not consider any trademark to be of material importance to our business or either of our operating segments.

Human Capital

Our Human Capital Management strategy is based on our goal of "Putting the YOU in SunOpta."  We develop employee programs, benefits, and compensation to align with the four pillars of well-being: physical, financial, social, emotional.  Examples of these initiatives are:

  Offering a competitive compensation and benefit package that includes "choices" for each employee to select which works best for them. Our comprehensive benefits package includes health insurance, company-paid life, accident, and disability insurance, 401(k), employee stock purchase plan, paid time off, paid parental and maternity leave programs, flexible schedules, and a tuition reimbursement program to name a few.
  We believe it is key to give back to the communities in which we live and work as evidenced by "SunOpta Cares", our community service and volunteerism program.  This program provides 24 hours of paid time off for our employees to volunteer with community programs that align with their values. Throughout the year, employees have several opportunities to donate talent and gifts to local charitable organizations.
  Talent management and growth is instrumental in developing a sustainable workforce. We provide various opportunities for our employees to learn and grow within SunOpta through individual development plans, on-the-job training, special project assignments, monthly safety training and leader led learning sessions.  We are committed to identifying and developing the talents of our next generation leaders.  On an annual basis, we conduct talent assessments across the organization and succession planning for our most critical roles within the organization to identify high potential employees, gaps in capabilities or skills and bench strength.
  We believe in the power of diversity. To increase awareness, training regarding diversity, equity and inclusion was held companywide for employees to better understand how we can all work together, and be better, by embracing our differences. We foster inclusion by recognizing and supporting activities and initiatives representative of our workforce such as celebrations of Hispanic Heritage month, PRIDE, and our Women's Leadership Program.

Our employees are guided by our MVB's (Most Valued Behaviors) of speed, dedication, problem solving, passion, entrepreneurship, and customer centricity.  We have a peer recognition program which allows employees to recognize others who are demonstrating our MVB's.  Our leaders also recognize employees through our quarterly awards program.  SunOpta conducts an organizational health survey three times during the year to check the pulse of our workforce and look for areas of improvement through the lens of all our employees.  By enhancing communication efforts such as quarterly town halls and monthly all-company huddles, employees feel a part of SunOpta as a whole, not just their individual department or location. These initiatives led to an overall increase in employee engagement.

As of December 31, 2020, we employed 1,451 full-time employees and 430 seasonal employees in North America.  Our average employee has seven years of service and our annual voluntary turnover of employees at the director level or above was 5.5%.  In 2020, we accomplished our goal of voluntary turnover of less than 15%, ending the year at 14.6% across the Company.  Except for our employees at our Jacona, Mexico facility, none of our employees are represented by a collective bargaining group.  We continue to focus on increasing employee retention by implementing retention programs and initiatives to increase employee engagement.  Employee health and safety is paramount to our success.  In addition to our safety training and initiatives at our manufacturing facilities, we track our Total Recordable Incident Rate (TRIR) which ended the year at 1.55, compared to a goal of 1.68.

SUNOPTA INC.	7	January 2, 2021 10-K

2020 was an unprecedented year in many ways, most notably due to the COVID-19 global pandemic.  We have been successful in mitigating the effect on our employees by proactively implementing measures early and thoroughly and keeping up to date on recommendations and guidance from the Centers for Disease Control and Prevention (CDC), state, provincial, and local health departments.  Commencing in March 2020, we implemented daily health screening questionnaires, temperature screening, social distancing and mask requirements for all employees and visitors at our locations.  Our management team held regular meetings to discuss health and safety protocols, best practices, and address employee concerns.  We increased our cleaning protocols, personal protective equipment, and cleaning supplies across all locations.  Modifications to workspaces and physical barriers in work areas were established where needed and non-essential travel was restricted.  An internal internet site was developed to house information on COVID-19 and employee assistance resources.  Employees who could perform their jobs from home were moved to a remote working arrangement.  In addition, we implemented special pay and leave policies and made emergency assistance grants available to mitigate financial implications to our employees impacted by COVID-19 or childcare issues.

Regulations

We are subject to a wide range of governmental regulations and policies in the U.S., Canada, and Mexico.  These laws, regulations and policies are implemented, as applicable in each jurisdiction, on the national, federal, state, provincial and local levels.  For example, we are affected by laws and regulations related to seed, fertilizer, and pesticides; the purchasing, harvesting, transportation and warehousing of agricultural products; the processing, packaging, and sale of food and beverages, including wholesale operations; and product labeling and marketing, food safety and food defense.  We are also affected by government-sponsored price supports, acreage set aside programs and a number of environmental regulations.

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
  ingredients produced without genetically engineered seeds or crops, sewage sludge, long-lasting pesticides, herbicides, or fungicides; and
  food processing practices intended to protect the integrity of the organic product and disallow irradiation, genetically modified organisms, or synthetic preservatives.

After becoming certified, organic operations must retain records concerning the production, harvesting, and handling of agricultural products that are to be sold as organic for a period of five years.  Any organic operation found to be in violation of the USDA organic regulations is subject to potential enforcement actions, which can include financial penalties or suspension or revocation of their organic certificate.

Food Safety, Labeling and Packaging Regulations

As a manufacturer and distributor of food products, we are subject to the Federal Food, Drug and Cosmetic Act, the Fair Packaging and Labeling Act and regulations promulgated thereunder by the FDA and the FTC. This regulatory framework governs the manufacture (including composition and ingredients), labeling, packaging, and safety of food in the U.S.

SUNOPTA INC.	8	January 2, 2021 10-K

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

Environmental Regulations

We are also subject to various U.S. federal, state, and local environmental regulations.  Some of the key environmental regulations in the U.S. include, but are not limited to, the following:

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
  Hazardous chemicals regulations - various reports are filed with local, city, and state emergency response agencies to identify potential hazardous chemicals being used in our U.S. facilities.
  Storm-water - all of our U.S. facilities are inspected annually and must comply with an approved storm-water plan to protect water supplies.

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

  Safe Food for Canadians Regulations ("SFCR") (under the SFCA) - the SFCR came into effect on January 15, 2019, and consolidated 14 sets of existing food regulations into a single set of regulations which governs all imported, exported, or inter-provincially traded food products.  Some provisions of the SFCA and SFCR also apply intra-provincially.  Notably, SFCR replaced the Organic Products Regulations, 2009, the Processed Products Regulations and, to the extent that they related to food products, the Consumer Packaging and Labeling Act and its supporting regulations.  Principal elements of the SCFR that may impact the Company include licensing requirements, preventative controls, traceability requirements, commodity-specific requirements, reporting requirements and timelines, an export certificate request process, packaging and labeling requirements to ensure food safety and prevent false or misleading labeling, regulation of the use of grades and grade names, standards of identity and expansion of the certification process for organic products, and other requirements.  Timelines for complying with the SFCR requirements vary by food, activity, and size of the food business.
  Food and Drug Regulations (under the FADA) - food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labeling, advertising and marketing, and licensing requirements.  New requirements regarding nutrition and ingredient labeling and food color were introduced in 2016.  In 2020, the Canadian Food Inspection Agency (the "CFIA") announced that in connection with its initiative to develop a more modern food labelling system, it will be moving forward with additional provisions that facilitate innovation and remove duplicative requirements.
SUNOPTA INC.	9	January 2, 2021 10-K

  Canadian Food Inspection Agency Act ("CFIAA") - the CFIAA grants power to the CFIA, which is tasked with the administration and enforcement of certain Canadian food legislation.  By virtue of the CFIAA and the SFCA, the CFIA has the power to inspect and, if deemed necessary, recall certain products, including fresh fruit and vegetables, processed foods and organic foods, if the Minister of Health believes that such products pose a risk to the public, animal or plant health.
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

In Mexico, our frozen fruit processing facility is subject to Mexican regulations, including regulations regarding processing, packaging and sales of food products, labor relations and profit-sharing with employees.

Environmental Hazards

We believe that, with respect to both our operations and real property, we are in material compliance with environmental laws at all of our locations.

Intellectual Property

The nature of a number of our products and processes requires that we create and maintain patents, trade secrets and trademarks.  Our policy is to protect our technology, brands, and trade names by, among other things, filing patent applications for technology relating to the development of our business in the U.S. and in selected foreign jurisdictions, registering trademarks in the U.S., Canada and selected foreign jurisdictions where we sell products, and maintaining confidentiality agreements with outside parties and employees.

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

We also rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain technologies and processes.  However, even with these steps taken, our outside partners and contract manufacturers could gain access to our proprietary technology and confidential information.  All employees are required to adhere to internal policies, which are intended to further protect our technologies, processes, and trade secrets.

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

SUNOPTA INC.	10	January 2, 2021 10-K

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

Risks Related to Our Business

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business and financial results

Our business and financial results may be negatively impacted by the 2019 novel coronavirus (COVID-19) pandemic, which could cause significant volatility in customer demand for our products, changes in consumer behavior and preference, disruptions in our supply chain operations, disruptions to our business expansion plans, limitations on our employees' ability to work and travel, significant changes in the economic conditions in markets in which we operate and related currency and commodity volatility, and pressure on our liquidity.  In addition, while we have not experienced any material interruptions in our plant operations to date, and our facilities have largely been exempt from government closure orders where applicable, it is possible during the pandemic that we could experience employee absences that cause interruptions in our plant operations, and we may not be exempt from future government closure orders depending on the specific circumstances.  Despite our efforts to manage these impacts, they also depend on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic, actions taken to contain its spread and mitigate its public health effects, and the availability of vaccines and their effectiveness against new variants of the virus.  As a result, we cannot reasonably estimate the negative impact of the COVID-19 pandemic on our business and financial results, but the impact could be material and last for an extended period.

Product liability suits, recalls and threatened market withdrawals, could have a material adverse effect on our business

Many of our products are susceptible to harmful bacteria, and the sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties, faulty packaging materials, product contamination, or spoilage.  Under certain circumstances, our customers or we may be required to recall or withdraw products, which may lead to a material and adverse effect on our business, financial condition or results of operations. Our customers may also voluntarily recall or withdraw a product we manufactured or packaged, even without consulting us, which could increase our potential liability and costs and result in lost sales.  A product recall or withdrawal could result in significant losses due to the costs of the recall, the destruction of product inventory, and lost sales due to the unavailability of products for a period of time.  In addition, a recall or withdrawal may cause us to lose future revenues from, or relationships with, one or more material customers, and the impact of the recall or withdrawal could affect our customers' willingness to continue to purchase related or unrelated products from us or could otherwise hinder our ability to grow our business with those customers.  We could also be forced to temporarily close one or more production facilities.

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

SUNOPTA INC.	11	January 2, 2021 10-K

Food safety concerns and instances of food-borne illnesses caused by third parties could harm our business

Our internal processes and training may not be fully effective in preventing contamination of food products that could lead to food-borne illnesses.  We rely on third-party suppliers and distributors, which increases the risk that food-borne illness incidents (such as e.coli, salmonella, or listeria) could occur outside of our control and at multiple locations.  If consumers lose confidence in the safety and quality of our products or organic products generally, even in the absence of a recall or a product liability case, our business, financial condition and results of operations could be materially and adversely affected. Instances of food-borne illnesses, whether real or perceived, and whether or not traceable to our operations or the result of our actions or omissions, could cause negative publicity about us or our products, which could adversely affect sales.  Food safety concerns and instances of food-borne illnesses and injuries caused by contaminated products sold by third parties could cause customers to shift their preferences, even if no food-borne illnesses or injuries are traced to our products.  As a result, our sales may decline. Loss of customers as a result of these health concerns or negative publicity could harm our business, financial condition and results of operations.

Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product.  Examples of claims that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices, and breach of state consumer protection statutes (such as Proposition 65 in California).  The FTC and/or state attorneys general may bring legal actions that seek to remove a product from the marketplace and/or impose fines and penalties.  Even if not merited, class claims, actions by the FTC or state attorneys general enforcement actions could be expensive to defend and could adversely affect our reputation with existing and potential customers and consumers and our corporate and brand image, which could have a material and adverse effect on our business, financial condition and results of operations.

We are subject to significant food and health regulations

We are affected by a wide range of governmental regulations in the U.S., Canada, and Mexico.  These laws and regulations are implemented at the national level (including, among others, federal laws and regulations in the U.S. and Canada) and by local subdivisions (including, among others, state laws in the U.S. and provincial laws in Canada).

Examples of laws and regulations that affect us include laws and regulations applicable to:

  the use of seed, fertilizer and pesticides;
  the purchasing, harvesting, transportation and warehousing of agricultural products;
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

Our business is also required to comply with the Food Safety Modernization Act ("FSMA") and the FDA's implementing regulations. FSMA requires, among other things, that food facilities conduct a contamination hazard analysis, implement risk-based preventive controls and develop track-and-trace capabilities. If we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

SUNOPTA INC.	12	January 2, 2021 10-K

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

We may not realize some or all of the anticipated benefits of our capital investment or restructuring plans in the anticipated time frame or at all

We depend on our ability to evolve and grow, and as changes in our business environments occur, we may adjust our strategic business plans, from time to time, to meet these changes.  Capital investment and restructuring programs often require a substantial amount of management, operational, and financial resources, which may divert our attention and resources from existing core businesses, potentially disrupting our operations and adversely affecting our relationships with suppliers and customers.  In addition, delays and unexpected costs or changes in demand and pricing may occur that could result in our not realizing all or any of the anticipated benefits on our expected timetable or at all, and there can be no assurance that any benefits we realize from these capital investments or restructuring efforts will be sufficient to offset the costs that we may incur.

Our operations are subject to the general risks associated with acquisitions and divestitures

We have made several acquisitions and divestitures in recent years that align with our strategic initiative of delivering long-term value to shareholders. We regularly review strategic opportunities to grow through acquisitions and to divest non-strategic assets. Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumptions of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact our financial results and business reputation.  In addition, acquisitions outside the U.S. or Canada may present unique challenges and increase our exposure to the risks associated with foreign operations.

We may require additional capital, which may not be available on favorable terms or at all

We have grown via a combination of internal growth and acquisitions requiring significant financial resources.  Our ability to raise capital, through equity or debt financing, is directly related to our ability to both continue to grow and improve returns from our operations.  Debt or equity financing may not be available to us on favorable terms or at all.  In addition, any future equity financing would dilute our current shareholders and may result in a decrease in our share price if we are unable to realize adequate returns.  We may not be able to continue to fund internal growth and/or acquire complementary businesses without continued access to capital resources.

Impairment charges related to long-lived assets or goodwill could adversely impact our financial condition and results of operations

As a result of past business acquisitions, a significant portion of our total assets is comprised of property, plant and equipment and intangible assets.  In addition, prior to fiscal 2019 we had recognized accumulated impairment losses of $213.8 million related to goodwill.  We are required to perform impairment tests of our long-lived assets and goodwill annually, or at any time when events occur that could affect the value of these assets.  We may engage in additional acquisitions, which could result in our recognition of additional long-lived assets and goodwill.  If the financial performance of the acquired businesses does not meet our expectations, we could be required to record significant impairments to long-lived assets and/or goodwill, which could materially and adversely impact our business, financial condition and results of operations.

SUNOPTA INC.	13	January 2, 2021 10-K

We operate in a highly competitive industry

We operate businesses in the highly competitive food industry in the U.S., Canada and Mexico.  We compete with large U.S. and international food ingredient and consumer-packaged food companies.  These competitors may have financial resources larger than ours and may be able to benefit from economies of scale, pricing advantages and greater resources to launch new products that compete with our offerings.  We have little control over and cannot otherwise affect these competitive factors.  If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, financial condition and results of operations may be materially and adversely affected.

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

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business and our results of operations.  Our ten largest customers accounted for approximately 67% of consolidated revenues for the year ended January 2, 2021.  The loss, decrease or cancellation of business with any of our large customers could materially and adversely affect our business, financial condition and results of operations.

Consumer food preferences are difficult to predict and may change

Our success depends, in part, on our ability and our customers' ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis.  A significant shift in consumer demand away from our products or products that utilize our integrated foods platform, or a failure to maintain our current market position, could reduce our sales and harm our business.  Consumer trends change based on a number of factors, including nutritional values, a change in consumer preferences or general economic conditions.  Additionally, there is a growing focus among some consumers to buy local food products in an attempt to reduce the carbon footprint associated with transporting food products from longer distances, which could result in a decrease in the demand for food products and ingredients that we import from other countries or transport from remote processing locations or growing regions.  Further, failures by us or our competitors to deliver quality products could erode consumer trust in the organic certification of foods.  These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business, financial condition and results of operations.

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex.  We rely on suppliers for our raw materials and for the packaging and distribution of many of our products.  The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall.  Many of our products are perishable and require timely processing and transportation to our customers.  Additionally, many of our products can only be stored for a limited amount of time before they spoil and cannot be sold.  We must continuously monitor our inventory and product mix against forecasted demand to reduce the risk of not having adequate supplies to meet consumer demand or the risk of having too much inventory that may reach its expiration date.  If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our operations are subject to seasonal supply fluctuations. For example, we purchase strawberries and other fruit from growers in California and Mexico during the peak growing season, which occurs during the first two quarters of the year. As a result, our costs may be higher during these periods. We may not be successful in counteracting or smoothing out the effects of seasonality, and we expect that certain parts of our operations will continue to remain subject to significant seasonality.

Part of our supply source also depends in part on a seasonal, temporary workforce comprised primarily of migrant workers. Changes in immigration laws or policies that discourage migration to the U.S. and political or other events (such as war, terrorism or health emergencies) that make it more difficult for individuals to immigrate to or migrate throughout the U.S. could adversely affect the migrant worker population and reduce the workforce available for farms and production facilities in the U.S. Additionally, increased competition from other industries for migrant workers could increase our costs and adversely affect our business, financial condition and results of operations.

SUNOPTA INC.	14	January 2, 2021 10-K

Volatility in the prices of raw materials, packaging, freight, fuel and energy could increase our cost of sales and reduce our gross margins

Raw materials represent a significant portion of our cost of sales.  Our cost to purchase raw materials, such as fruits and other commodities, packaging, freight, fuel, and energy, can fluctuate depending on many factors, including weather patterns, economic and political conditions, and pricing volatility.  In addition, we must compete for limited supplies of these raw materials and inputs with competitors having greater resources than we have.  If our input costs increase due to any of the above factors, we may not be able to pass along the increased costs to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

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

The organic and non-GMO ingredients that we use in the production of our products (including, among others, fruits, vegetables, nuts, and grains) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes and pestilences. Natural disasters and adverse weather conditions (including the potential effects of climate change) can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of organic or non-GMO ingredients or increase the prices of organic or non-GMO ingredients. If our supplies of organic or non-GMO ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations.

Adverse weather conditions and natural disasters could impose costs on our business

Raw materials for our products are vulnerable to adverse weather conditions and natural disasters, including windstorms, hurricanes, earthquakes, floods, droughts, fires, and temperature and precipitation extremes, some of which are common but difficult to predict, as well as crop disease and infestation.  Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change.  Unfavorable growing conditions could reduce both crop size and crop quality.  In extreme cases, entire harvests may be lost in some geographic areas.  Adverse weather conditions or natural disasters may adversely affect our supply of one or more food products or prevent or impair our ability to ship products as planned.  These factors can increase acquisition and production costs, decrease our sales volumes and revenues, and lead to additional charges to earnings, which may have a material adverse effect on our business, financial condition and results of operations.

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

In recent years, California has experienced numerous wildfires. In addition to the potential for direct damage to agriculture from wildfires, heavy smoke from large wildfires can adversely affect crops, delay harvests, and adversely affect local agriculture in other ways. Due to recurring drought conditions, California could continue to experience significant wildfires, which could negatively impact the agricultural industry in California and have a material adverse effect on our business, financial condition and results of operations.

An interruption at one or more of our manufacturing facilities could negatively affect our business, and our business continuity plan may prove inadequate

We own or lease, manage and operate a number of manufacturing, processing, packaging, storage and office facilities.  We may be unable to accept and fulfill customer orders as a result of disasters, epidemics, business interruptions or other similar events.  Some of our inventory and manufacturing facilities are located in areas that are susceptible to harsh weather, and the production of certain of our products is concentrated in a few geographic areas.  In addition, we store chemicals used in the equipment for quick freezing of fruit or used for cooling processes during ingredient processing, and our storage of these chemicals could lead to risk of leaks, explosions or other events.  Although we have a business continuity plan, our business continuity might not address all of the issues we may encounter in the event of a disaster or other unanticipated issues.  Our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing.  In the event that a natural disaster, or other catastrophic event were to destroy any part of any of our facilities or interrupt our operations for any extended period of time, or if harsh weather or epidemics prevent us from delivering products in a timely manner, our business, financial condition and results of operations could be materially adversely affected. In addition, if we fail to maintain our labor force at one or more of our facilities, we could experience delays in production or delivery of our products, which could also have a material adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	15	January 2, 2021 10-K

Technology failures could disrupt our operations and negatively impact our business

In the normal course of business, we rely on information technology systems to process, transmit, and store electronic information.  For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to the reporting of our results of operations.  Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers, and suppliers, depends on information technology.  Our information technology systems may be vulnerable to a variety of interruptions as a result of updating our enterprise platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues.  These events could compromise our confidential information, impede, or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage.

Our reputation and our relationships with customers, consumers and suppliers would be harmed if our systems are accessed by unauthorized persons

We maintain certain personal data, including personal data regarding our personnel, customers, consumers, and suppliers. This data is maintained on our own systems as well as systems of third parties we use in our operations. If a breach or other breakdown results in the disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm.    While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, our controls and other preventative actions may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems.  The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. Any data breach or other access of our systems by unauthorized persons could have a material adverse effect on our business, financial condition and results of operations.

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

If we lose the services of our key executives, our business could suffer

Our prospects depend to a significant extent on the continued service of our key executives, and our continued growth depends on our ability to identify, recruit, and retain and motivate key management personnel.  We do not typically carry key person life insurance on our executive officers.  If we lose the services of our key executives or fail to identify, recruit, and retain key management personnel, our business, financial condition and results of operations may be materially and adversely impacted.

SUNOPTA INC.	16	January 2, 2021 10-K

If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected

Labor is a significant component of the cost of operating our business.  Our ability to meet our labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs and governmental labor and employment requirements.  In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline. Increasing our wages could cause our earnings to decrease.  If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, unionization of farm workers or increases in the federal- or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers' compensation insurance), our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

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

We rely on protection of our intellectual property and proprietary rights

Our success depends in part on our ability to protect our intellectual property rights.  We rely primarily on patent, copyright, trademark, and trade secret laws to protect our proprietary technologies.  Our policy is to protect our technology by, among other things, filing patent applications for technology relating to the development of our business in the U.S. and in selected foreign jurisdictions.

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

Our operations are influenced by agricultural policies

We are affected by governmental agricultural policies such as price supports and acreage set aside programs, and these types of policies may affect our business.  The production levels, markets and prices of the grains and other raw products that we use in our business are materially affected by government programs, which include acreage control and price support programs of the USDA.  Revisions in these and other comparable programs, in the U.S. and elsewhere, could have a material and adverse effect on our business, financial condition and results of our operations.

We are subject to substantial environmental regulation and policies

We are, and expect to continue to be, subject to substantial federal, state, provincial and local environmental regulations. Some of the key environmental regulations to which we are subject include air quality regulations of the EPA and certain city, state and provincial air pollution control groups, waste treatment/disposal regulations, sewer regulations under agreements with local city sewer districts, regulations governing hazardous substances, stormwater regulations and bioterrorism regulations.  For a more detailed summary of the environmental regulations and policies to which we are subject, see "Item 1. Business-Regulation" of this report.  Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, stormwater discharge, solid waste, land spreading and hazardous waste.

SUNOPTA INC.	17	January 2, 2021 10-K

If our safety procedures for handling and disposing of potentially hazardous materials in certain of our businesses were to fail, we could be held liable for any damages that result, and any such liability could exceed our resources.  We may be required to incur significant costs to comply with environmental laws and regulations in the future.  In addition, changes to environmental regulations may require us to modify our existing plant and processing facilities and could significantly increase the cost of those operations.

The foregoing environmental regulations, as well as others common to the industries in which we participate, can present delays and costs that can adversely affect business development and growth.  If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition and results of operations.  In addition, any changes to current regulations may impact the development, manufacturing, and marketing of our products, and may have a negative impact on our future results.

Climate change laws could have an impact on our financial condition and results of operations

Legislative and regulatory authorities in the U.S., Canada and internationally will likely continue to consider numerous measures related to climate change and greenhouse gas emissions. In order to produce, manufacture and distribute our products, we and our suppliers use fuels, electricity and various other inputs that result in the release of greenhouse gas emissions.  Concerns about the environmental impacts of greenhouse gas emissions and global climate change may result in environmental taxes, charges, regulatory schemes, assessments, or penalties, which could restrict or negatively impact our operations, as well as those of our suppliers, who would likely pass all or a portion of their costs along to us.  We may not be able to pass any resulting cost increases along to our customers.  Any laws or regulations regarding greenhouse gas emissions or other climate change laws enacted by the U.S., Canada, or any other international jurisdiction where we conduct business could materially and adversely affect our business, financial condition and results of operations.

Fluctuations in exchange rates, interest rates and commodity prices could adversely affect our business, financial condition, results of operations or liquidity

We are exposed to foreign exchange rate fluctuations as our non-U.S.-based operations purchase raw materials and incur operating costs in local currencies.  We are exposed to changes in interest rates as a significant portion of our debt bears interest at variable rates.  We are exposed to price fluctuations on a number of commodities as we hold inventory.  Additional qualitative and quantitative disclosures about these risks can be found in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of this report.  As a result of these exposures, fluctuations in exchange rates, interest rates, and certain commodities could adversely affect our business, financial condition, results of operations or liquidity.

Our foreign operations and suppliers expose us to additional risks

Our operations and raw material suppliers outside of the U.S. and Canada expose us to certain risks inherent in doing business abroad, including exposure to local laws and regulations, political and civil unrest, and economic conditions.  For example, our frozen fruit processing facility in Mexico is located in the State of Michoacán, near areas where there have been incidents of unrest.  If we grow our business globally, we may have difficulty anticipating and effectively managing these and other risks, which may adversely impact our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations

An increase in the level of our indebtedness and the degree to which we are leveraged could adversely affect our business, financial condition and results of operations, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, or other general corporate purposes.  In addition, we may have to use a substantial portion of our cash flow to pay principal, premium (if any) and interest on our indebtedness, which may reduce the funds available to us for other purposes.  If we do not generate sufficient cash flows to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing, or delaying capital investments or seeking to raise additional capital.  A high level of indebtedness and leverage could also make us more vulnerable to economic downturns and adverse industry conditions and may compromise our ability to capitalize on business opportunities, and to react to competitive pressures as compared to our competitors.

SUNOPTA INC.	18	January 2, 2021 10-K

Our debt and equity agreements restrict how we may operate our business, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan

The agreements governing our debt and preferred equity instruments contain restrictive covenants that limit the discretion of our management with respect to certain business matters.  These covenants place restrictions on, among other things, our ability to obtain additional debt financing, to create other liens, to complete a merger, amalgamation, or consolidation, to make certain distributions or make certain payments, investments and guarantees and to sell or otherwise dispose of certain assets.  These restrictions may hinder our ability to execute on our growth strategy or prevent us from implementing parts of our business plan.

Our business could be materially and adversely affected if we are unable to meet the financial covenant of our credit agreement

Our credit agreement requires us to maintain a minimum fixed charge coverage ratio if excess availability is below certain thresholds.  Our ability to comply with the financial covenant under the credit agreement will depend on the success of our businesses, our operating results, and our ability to achieve our financial forecasts.  Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenant and terms of the credit agreement.  Failure to comply with the financial covenant and other terms could result in an event of default and the acceleration of amounts owing under the credit agreement unless we are able to negotiate a waiver.  The lenders could condition any such waiver on an amendment to the credit agreement on terms (including, but not limited to, the payment of consent fees) that may be unfavorable to us.  If we fail to comply with the financial covenant and we are unable to negotiate a covenant waiver or replace or refinance the credit agreement on favorable terms, our business, financial condition and results of operations will be materially and adversely impacted.

Risks Related to Significant Investors and Shareholder Activism

Our significant investors may have interests that conflict with those of our debtholders and other stakeholders

As at January 2, 2021, Oaktree Capital Management L.P., a private equity investor (together with its affiliates, "Oaktree") held an approximately 19.0% voting interest in the Company and has nominated two members of our Board of Director.  In addition, as at January 2, 2021, Engaged Capital, LLC (together with its affiliates, "Engaged Capital") held an approximately 14.5% voting interest in the Company and has nominated one member of our Board.

The interests of Oaktree and Engaged Capital may differ from the interests of our other stakeholders in material respects. For example, Oaktree and Engaged Capital may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us, including risks to our liquidity and financial condition. Oaktree and Engaged Capital are in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. They may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

Our business could be negatively impacted as a result of shareholder activism or an unsolicited takeover proposal or a proxy contest

In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. If a proxy contest or an unsolicited takeover proposal is made with respect to us, we could incur significant costs in defending the Company, which would have an adverse effect on our financial results.  Shareholder activists may also seek to involve themselves in the governance, strategic direction, and operations of the Company.  Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business.  In addition, actions of activist shareholders may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

SUNOPTA INC.	19	January 2, 2021 10-K

Risks Related to Ownership of our Common Shares

Our share price is subject to significant volatility

Our share price may be highly volatile compared to larger public companies, which increases the chance of larger than normal price swings that could reduce predictability in the price of our common shares and impair investment decisions.  In addition, price and volume trading volatility in the stock markets can have a substantial effect on our share price, frequently for reasons other than our operating performance.  These broad market fluctuations could adversely affect the market price of our common shares.

Periods of volatility in the overall market and the market price of a company's securities, is often followed by securities class action litigation alleging material misstatements or omissions in disclosures provided to shareholders.  Such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

Our debt instruments restrict, and our future debt instruments may restrict, our ability to pay dividends to our shareholders, and we do not currently intend to pay any cash dividends on our common shares in the foreseeable future; therefore, our shareholders may not be able to receive a return on their common shares until their shares are sold

We have never paid or declared any cash dividends on our common shares.  We do not anticipate paying any cash dividends on our common shares in the foreseeable future because, among other reasons, we currently intend to retain any future earnings to finance the growth of our business.  The future payment of dividends will be dependent on factors such as covenant restrictions, cash on hand, or achieving and maintaining profitability, the financial requirements to fund growth, our general financial condition, and other factors we may consider appropriate in the circumstances.  Until we pay dividends, which we may never do, our shareholders will not receive a return on their common shares until their shares are sold, and any return will depend on the ability to sell their shares at a price higher than they paid to acquire them.

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

On February 22, 2021, Oaktree exchanged all of their shares of Series A Preferred Stock for 12,633,427 shares of our common stock, representing 12.3% of our issued and outstanding common shares on a post-exchange basis.

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

SUNOPTA INC.	20	January 2, 2021 10-K

A portion of our assets and certain of our directors are located outside of the U.S.; it may be difficult to effect service of process and enforce legal judgments upon us and certain of our directors

A portion of our assets and certain of our directors are located outside of the U.S. As a result, it may be difficult to effect service of process within the U.S. and enforce judgment of a U.S. court obtained against us and certain of our directors.  Particularly, our stakeholders may not be able to:

  effect service of process within the U.S. on us or certain of our directors;
  enforce judgments obtained in U.S. courts against us or certain of directors based upon the civil liability provisions of the U.S. federal securities laws;
  enforce, in a court outside of the U.S., judgments of U.S. courts based on the civil liability provisions of the U.S. federal securities laws; or
  bring an original action in a court outside of the U.S. to enforce liabilities against us or any of our executive officers and directors based upon the U.S. federal securities laws.
Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

The following table lists the location, description, ownership and segment of our principal properties:

Location	Facility Description	Owned/ Leased	Lease Expiry Date
Plant-Based Foods and Beverages
Modesto, California	Aseptic beverage processing	Leased	May 2024
Modesto, California	Warehouse	Leased	May 2024
Alexandria, Minnesota	Aseptic beverage processing	Owned
Alexandria, Minnesota	Ingredient processing	Owned
Alexandria, Minnesota	Warehouse	Owned
Allentown, Pennsylvania	Aseptic beverage processing	Leased	April 2027
Allentown, Pennsylvania	Warehouses (2)	Leased	November 2025
Breckenridge, Minnesota	Sunflower processing	Owned
Crookston, Minnesota	Sunflower processing and roasting operations	Owned
Crookston, Minnesota	Warehouse	Leased	September 2022
Grace City, North Dakota	Sunflower processing	Owned
Fruit-Based Foods and Beverages
Edwardsville, Kansas	Frozen fruit processing	Owned
Oxnard, California	Frozen fruit processing	Owned
Oxnard, California	Frozen fruit processing	Leased	December 2029
Jacona, Mexico	Frozen fruit processing	Owned
Santa Maria, California	Frozen fruit processing	Leased	Exited February 1, 2021
South Gate, California	Fruit ingredient processing	Leased	Monthly
Omak, Washington	Fruit snack processing	Leased	May 2027
St. David's, Ontario	Fruit snack processing	Leased	Monthly

SUNOPTA INC.	21	January 2, 2021 10-K

Corporate Services
Mississauga, Ontario	Corporate head office	Leased	June 2021
Edina, Minnesota	Corporate administrative office	Leased	November 2022

Executive Offices

Our executive head office is located at 2233 Argentia Road, Suite 401, Mississauga, Ontario.

Item 3.  Legal Proceedings

For a discussion of legal proceedings, see note 23 of the consolidated financial statements at Item 15 of this Form 10-K.

Item 4.  Mine Safety Disclosures

Not Applicable.

SUNOPTA INC.	22	January 2, 2021 10-K

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares trade in U.S. dollars on The NASDAQ Global Select Market under the symbol "STKL," and in Canadian dollars on the TSX under the symbol "SOY."

As at January 2, 2021, we had approximately 365 shareholders of record.  We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future.  Our future dividend policy will depend on our earnings, capital requirements, and financial condition, requirements of the financial agreements to which we are then a party, and other factors considered relevant by our Board of Directors.  The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

Equity Compensation Plan Information

The following table provides information as at January 2, 2021, with respect to our common shares that may be issued under the Company's stock incentive and employee share purchase plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
securities holders:
2013 Stock Incentive Plan	5,822,754 (1)	$6.95 (3)	4,987,863
Employee Stock Purchase Plan	—		700,916
Equity compensation plans not approved by
securities holders:
CEO Plan	3,204,103 (2)	$3.15 (3)	—
Total	9,026,857	$5.58 (3)	5,688,779

(1) Represents common shares of the Company issuable in respect of 2,170,780 stock options, 647,299 restricted stock units ("RSUs") and 3,004,675 performance share units ("PSUs") granted to selected employees and directors of the Company.

(2) Represents common shares of the Company issuable in respect of 1,222,243 stock options, 560,292 RSUs and 1,421,568 PSUs granted to the Chief Executive Officer and Chief Financial Officer of the Company.

(3) Vested RSUs and PSUs entitle the holder to receive one common share per unit without payment of additional consideration.  Accordingly, these units are disregarded for purposes of computing the weighted-average exercise price.

SUNOPTA INC.	23	January 2, 2021 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced January 1, 2016.

	2015	2016	2017	2018	2019	2020
SunOpta Inc.	100.00	103.07	113.30	56.14	36.40	170.61
Nasdaq Industrial Index	100.00	108.38	134.45	130.64	166.92	253.51
S&P/TSX Composite Index	100.00	117.51	124.59	109.32	131.96	134.00

Assumes that $100.00 was invested in our common shares and in each index on January 1, 2016.

SUNOPTA INC.	24	January 2, 2021 10-K

Item 6. Selected Financial Data

The following information has been derived from financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with the consolidated financial statements and related notes thereto prepared in accordance with U.S. GAAP contained at Item 15 of this Form 10-K, as well as the discussion in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Due to the divestiture of Tradin Organic on December 30, 2020, Tradin Organic qualified for reporting as discontinued operations under U.S. GAAP.  The information set forth below has been recast on a continuing operations basis for each of the years presented.  For additional information regarding discontinued operations, see note 3 to the consolidated financial statements contained at Item 15 of this Form 10-K.

	2020	2019	2018	2017	2016
	$	$	$	$	$

Revenues	789,213	721,596	783,972	835,763	916,307
Loss from continuing operations	(47,302)(3)	(13,080)(5)	(127,470)(6)	(150,632)(7)	(54,415)(8)
Loss from continuing operations attributable to common shareholders(1)	(57,630)(3)	(21,102)(5)	(135,379)(6)	(158,441)(7)	(56,227)(8)
Basic and diluted loss per share from continuing operations	(0.65)	(0.24)	(1.55)	(1.83)	(0.66)

Total assets	585,615	923,359	896,738	982,173	1,129,558
Bank indebtedness	- (4)	241,666	276,776	230,501	199,282
Long-term debt	69,723	238,332	223,002	222,699	228,717
Operating lease liabilities(2)	37,332	66,741	—	—	—
Long-term liabilities	200	5,268	5,304	12,402	19,678

(1) Loss from continuing operations attributable to common shareholders includes dividends and accretion on preferred stock of $10.3 million, $8.0 million, $7.9 million, $7.8 million and $1.8 million in 2020, 2019, 2018, 2017 and 2016, respectively.

(2) Effective the beginning of fiscal 2019, we adopted ASC Topic 842, Leases, which resulted in the recognition of right-of-use assets and lease liabilities for leases classified as operating leases.  As permitted, we elected not to apply the guidance to periods prior to 2019.

(3) Includes a loss of $12.7 million on a foreign currency economic hedge of the euro-denominated cash consideration from the sale of Tradin Organic, a loss of $8.9 million on the early redemption and retirement of our 9.5% senior secured second lien notes due October 2022, and long-lived asset impairment charges of $9.8 million mainly related to the exit from our leased frozen fruit processing facility in Santa Maria, California, and shutdown of a roasting line located at our facility in Crookston, Minnesota.

(4) On December 31, 2020, we entered into a new five-year credit agreement, amending and restating our existing credit agreement that was set to expire on March 31, 2022.  Borrowings under the new agreement have been classified under long-term debt.

(5) Includes a gain on sale of our soy and corn business of $44.0 million.

(6) Includes a goodwill impairment charge of $81.2 million related to our Frozen Fruit operations.

(7) Includes a goodwill impairment charge of $115.0 million related to our Frozen Fruit operations, and a charge of $15.0 million for the impairment of long-lived assets associated with the exit from flexible resealable pouch and nutrition bar product lines and operations.

(8) Includes a goodwill impairment charge of $17.5 million related to our sunflower operations, as well as a charge of $1.9 million for the impairment of long-lived assets associated with the closure of a soy extraction facility located in Heuvelton, New York.

SUNOPTA INC.	25	January 2, 2021 10-K

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section provides analysis of our operations and financial position for the fiscal year ended January 2, 2021 and includes information available to March 3, 2021, unless otherwise indicated herein.  It is supplementary information and should be read in conjunction with the consolidated financial statements included elsewhere in this report.

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

Overview

We are a leading company focused on the manufacture of plant-based and fruit-based foods and beverage products for sale to retail, foodservice and branded food customers.  The composition of our two continuing operating segments is as follows:

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and dry ingredients (utilizing almond, soy, coconut, oat, hemp, and other bases), as well as broths, teas, and nutritional beverages.  In addition, we package dry- and oil-roasted inshell sunflower and sunflower kernels, as well as corn-, soy- and legume-based roasted snacks, and we process and sell raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages - We offer individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, blends, and other berries), IQF and bulk frozen fruit for foodservice (including purées, fruit cups and smoothies), and custom fruit preparations for industrial use.  In addition, we offer fruit snacks, including bars, twists, ropes, and bite-sized varieties.

Until December 2020, we had a third operating segment referred to as Global Ingredients.  The Global Ingredients operating segment was comprised of our organic ingredient sourcing and production business, Tradin Organic, and our soy and corn business, which were sold in December 2020 and February 2019, respectively, as discussed below under "Recent Developments."

SUNOPTA INC.	26	January 2, 2021 10-K

The segment information in this MD&A is presented on a continuing operations basis, with prior period information recast to reflect the reporting of Tradin Organic as discontinued operations.

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31.  Fiscal year 2020 was a 53-week period ending on January 2, 2021.  Fiscal years 2019 and 2018 were each 52-week periods ending on December 28, 2019 and December 29, 2018, respectively.  Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for the current period was insignificant relative to the prior period.

Recent Developments

Sale of Tradin Organic

On December 30, 2020, we completed the sale of Tradin Organic, which included its global organic and non-GMO ingredient sourcing operations, together with its consumer-packaged premium juice co-manufacturing business, and ingredient processing facilities.

We received cash consideration from the sale of $373.7 million (€305.1 million), net of cash acquired and debt assumed by the purchaser and subject to post-closing adjustments, and realized a cash loss of $12.7 million on a foreign currency forward contract that was entered into to economically hedge the euro-denominated cash consideration.  We recognized a pre-tax gain on sale of $111.8 million, which is included in the earnings from discontinued operations for the year ended January 2, 2021.

In conjunction with the divestiture of Tradin Organic, we were able to reduce our debt by approximately $355 million, including the redemption and retirement of the $223.5 million outstanding principal amount of our 9.5% senior secured second lien notes due October 2022, and repayment of approximately $132 million of the outstanding borrowings under our former Global Credit Facility (as described below under the heading "Liquidity and Capital Resources.")

For further information regarding the sale of Tradin Organic, see note 3 to the consolidated financial statements at Item 15 of this Form 10-K.

Sale of Soy and Corn Business

On February 22, 2019, we completed the sale of our specialty and organic soy and corn business for cash consideration of $66.5 million, which resulted in a pre-tax gain on sale of $44.0 million recognized in other income in 2019.  The soy and corn business engaged in seed and grain conditioning and corn milling at five processing facilities located in the U.S.  The net proceeds from this transaction were used to repay borrowings under the Global Credit Facility.

For further information regarding the sale of the soy and corn business, see note 4 to the consolidated financial statements at Item 15 of this Form 10-K.

Value Creation Plan

Established in 2016, our Value Creation Plan has been a multi-year, broad-based initiative focused on increasing shareholder value through structural investments in people, processes and assets, together with restructuring activities to streamline operations.  In 2020, actions taken under the Value Creation Plan included the consolidation of manufacturing assets in our frozen fruit operations, including the exit from our Santa Maria, California, leased frozen fruit processing facility (completed February 1, 2021), and the consolidation of our corporate office functions into Minneapolis, Minnesota.  In 2019 and 2018, measures taken under the Value Creation Plan included the sale of our soy and corn business in 2019 (as described above), and the consolidation of roasted snack operations and related disposal of our former roasting facility in Wahpeton, North Dakota, in 2018.  In addition, over the course of the Value Creation Plan, we made a series of organizational changes to our executive and senior management teams, including new Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") appointments, and implemented a number of cost-saving measures and workforce reductions.

We consider that the measures taken in 2020 mark the substantial completion of the Value Creation Plan.  In the first quarter of 2021, we expect to incur approximately $1.5 million of additional costs to complete the exit from the Santa Maria facility and transfer production to our other frozen fruit processing facilities.  Going forward, our intention is to build on the foundation of the Value Creation Plan to expand the capabilities and capacity within our plant-based food and beverage operations, and to enhance the sales and margin performance of our fruit-based food and beverage operations, while continuing to focus on operational excellence and enhanced food safety and quality.

SUNOPTA INC.	27	January 2, 2021 10-K

The following table summarizes costs incurred by type under the Value Creation Plan that were charged to expense for the years ended January 2, 2021, December 28, 2019 and December 29, 2018:

		Employee
	Asset	recruitment,
	impairments	retention and
	and facility	termination	Professional
	closure costs	costs	fees	Total
	$	$	$	$
2020
Selling, general and administrative expenses	—	645	1,004	1,649
Other expense	6,367	1,881	—	8,248
Earnings from discontinued operations	365	418	—	783
Total	6,732	2,944	1,004	10,680

2019
Selling, general and administrative expenses	—	2,203	1,353	3,556
Other expense	308	5,548	—	5,856
Earnings from discontinued operations	—	237	—	237
Total	308	7,988	1,353	9,649

2018
Cost of goods sold	100	—	—	100
Selling, general and administrative expenses	—	203	410	613
Other expense	1,264	397	—	1,661
Total	1,364	600	410	2,374

For more information regarding the Value Creation Plan, see note 5 to the consolidated financial statements at Item 15 of this Form 10-K.

Impact of COVID-19

We are actively addressing the impacts of the COVID-19 pandemic on our operations.  We began to experience impacts to our business and results of operations late in the first quarter of 2020, and these impacts continued throughout the remainder of fiscal 2020.  As a result, we saw significant shifts in the mix of our business, resulting in lower demand for our food and beverage products from the foodservice channel due to the full or partial closure of many foodservice outlets, and an increase in demand from retail customers as consumers increased their at-home food and beverage consumption.  We saw a return towards normalized levels in the second half of 2020, as more foodservice outlets reopened, and consumers adapted to the evolving environment.  However, overall foodservice demand for our products remained below 2019 volume levels and short of our initial expectations for 2020.  We expect foodservice demand to continue to be affected by the pandemic until efforts to mitigate the pandemic permit normal operations of the foodservice channel.

To date, we have not experienced any material interruptions in our plant operations due to employee absences, or to our supply chains as a result of the pandemic.  Our facilities have been exempt from government closure orders where applicable.  In 2020, we incurred incremental costs of approximately $2 million to provide wage premiums and personal protective equipment for our plant employees, and to implement additional cleaning and disinfecting protocols at our facilities.

In March 2020, we experienced a significant foreign exchange impact from a more than 20% depreciation of the Mexican peso against the U.S. dollar.  Subsequently, we entered into a combination of foreign currency put and call option contracts (a zero-cost collar) to economically hedge our exposure to fluctuations in the Mexican peso on fruit inventory purchases and operating costs in Mexico.

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources.

SUNOPTA INC.	28	January 2, 2021 10-K

Overall, based on information available to us as of the date of this MD&A, we believe that we will continue to be able to deliver our products to our customers on a timely basis, while meeting our financial obligations.  However, we cannot reasonably estimate the duration and severity of the COVID-19 pandemic or its ultimate impact on the global economy and our business.

Consolidated Results of Operations for Fiscal Years 2020 and 2019

	January 2, 2021	December 28, 2019	Change	Change
	$	$	$	%
Revenues
Plant-Based Foods and Beverages	415,164	361,398	53,766	14.9%
Fruit-Based Foods and Beverages	374,049	349,852	24,197	6.9%
Global Ingredients	—	10,346	(10,346)	-100.0%
Total revenues	789,213	721,596	67,617	9.4%

Gross Profit
Plant-Based Foods and Beverages	80,497	58,812	21,685	36.9%
Fruit-Based Foods and Beverages	28,580	6,499	22,081	339.8%
Global Ingredients	—	192	(192)	-100.0%
Total gross profit	109,077	65,503	43,574	66.5%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	50,780	29,476	21,304	72.3%
Fruit-Based Foods and Beverages	(7,321)	(26,873)	19,552	72.8%
Global Ingredients	—	(187)	187	100.0%
Corporate Services	(31,151)	(26,471)	(4,680)	-17.7%
Total segment operating income (loss)	12,308	(24,055)	36,363	151.2%

Other expense (income), net	23,393	(40,639)	64,032	157.6%
Earnings (loss) from continuing operations before the following	(11,085)	16,584	(27,669)	-166.8%
Interest expense, net	30,042	32,765	(2,723)	-8.3%
Loss on retirement of debt	8,915	—	8,915	—
Recovery of income taxes	(2,740)	(3,101)	361	11.6%
Loss from continuing operations(2),(3)	(47,302)	(13,080)	(34,222)	-261.6%
Earnings from discontinued operations	124,820	12,322	112,498	913.0%
Net earnings (loss)	77,518	(758)	78,276	10326.6%
Dividends and accretion on preferred stock	(10,328)	(8,022)	(2,306)	-28.7%

Earnings (loss) attributable to common shareholders(4)	67,190	(8,780)	75,970	865.3%

(1) When assessing the financial performance of our operating segments, we use an internal measure of operating income/loss that excludes other income/expense items and goodwill impairments determined in accordance with U.S. GAAP.  This measure is the basis on which management, including the CEO, assesses the underlying performance of our operating segments.

We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our operating performance.  However, the non-GAAP measure of operating income/loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP.  The following table presents a reconciliation of segment operating income/loss to "earnings/loss from continuing operations before the following," which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	29	January 2, 2021 10-K

	Plant-Based	Fruit-Based
	Foods and	Foods and	Global	Corporate
	Beverages	Beverages	Ingredients	Services	Consolidated
	$	$	$	$	$
January 2, 2021
Segment operating income (loss)	50,780	(7,321)	—	(31,151)	12,308
Other income (expense), net	(2,721)	(8,652)	—	(12,020)	(23,393)
Earnings (loss) from continuing operations before the following	48,059	(15,973)	—	(43,171)	(11,085)

December 28, 2019
Segment operating income (loss)	29,476	(26,873)	(187)	(26,471)	(24,055)
Other income (expense), net	(518)	(1,028)	43,990	(1,805)	40,639
Earnings (loss) from continuing operations before the following	28,958	(27,901)	43,803	(28,276)	16,584

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

(2) When assessing our financial performance, we use an internal measure of net earnings/loss determined in accordance with U.S. GAAP that excludes specific items recognized in other income/expense, impairment losses on goodwill and long-lived assets, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis.  We believe that the identification of these excluded items enhances the analysis of our financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations.

The following table presents a reconciliation of adjusted earnings/loss from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.  In addition, we have prepared this table in a columnar format to present the effects of discontinued operations on our consolidated results for the periods presented.  We believe this presentation assists investors in assessing the financial performance of our continuing operations.

SUNOPTA INC.	30	January 2, 2021 10-K

	Continuing Operations		Discontinued Operations		Consolidated
		Per Share		Per Share		Per Share
For the years ended	$	$	$	$	$	$
January 2, 2021
Net earnings (loss)	(47,302)		124,820		77,518
Dividends and accretion on preferred stock	(10,328)		—		(10,328)
Earnings (loss) attributable to common shareholders	(57,630)	(0.65)	124,820	1.40	67,190	0.75
Adjusted for:
Gain on sale of discontinued operations(a)	—		(111,818)		(111,818)
Contingent consideration settlement(b)	—		(2,286)		(2,286)
Loss on foreign currency forward contract(c)	12,658		—		12,658
Costs related to Value Creation Plan(d)	9,897		783		10,680
Loss on retirement of debt(e)	8,915		—		8,915
Long-lived asset impairments(f)	2,676		771		3,447
Plant expansion costs(g)	1,883		—		1,883
Other(h)	(189)		(50)		(239)
Net income tax effect(i)	255		8,809		9,064
Adjusted earnings (loss)	(21,535)	(0.24)	21,029	0.24	(506)	(0.01)

December 28, 2019
Net earnings (loss)	(13,080)		12,322		(758)
Dividends and accretion on preferred stock	(8,022)		—		(8,022)
Earnings (loss) attributable to common shareholders	(21,102)	(0.24)	12,322	0.14	(8,780)	(0.10)
Adjusted for:
Gain on sale of soy and corn business(j)	(44,027)		—		(44,027)
Costs related to Value Creation Plan(k)	9,412		237		9,649
Plant expansion costs(l)	311		298		609
Contract manufacturer transition costs(m)	—		448		448
Product withdrawal and recall costs(n)	260		—		260
Other(o)	(2,728)		195		(2,533)
Net income tax effect(p)	12,394		(397)		11,997
Adjusted earnings (loss)	(45,480)	(0.52)	13,103	0.15	(32,377)	(0.37)

(a) Reflects the pre-tax gain on sale of Tradin Organic recorded in earnings from discontinued operations.

(b) Reflects a gain on the settlement of the remaining earn-out obligation related to a prior acquisition of a premium juice business, which was recorded in earnings from discontinued operations.

(c) Reflects a loss on a foreign currency forward contract to economically hedge the cash consideration from the sale of Tradin Organic, which was recorded in other expense.

(d) Reflects professional fees of $1.0 million and employee retention costs of $0.6 million recorded in SG&A expenses; and long-lived asset impairment and facility closure costs of $6.7 million, and employee termination costs of $3.2 million (offset by the reversal of $0.9 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), which were recorded in other expense and earnings from discontinued operations.

(e) Reflects the premium paid ($5.3 million) and write-off of unamortized debt issuance costs ($3.6 million) on the redemption and retirement of our second lien notes, which was recorded in non-operating expenses.

(f) Reflects the write-down of owned and right-of-use assets related to the consolidation of roasting lines at our Crookston, Minnesota, facility, and the write-off of obsolete cocoa processing equipment at Tradin Organic, with was recorded in other expense and earnings from discontinued operations.

(g) Reflects start-up costs related to expansion projects within our plant-based ingredient extraction and beverage operations, which were recorded in cost of goods sold.

(h) Other includes a loss of $2.4 million on the settlement of a customer claim related to the recall of certain sunflower products in 2016, net of gains of $2.2 million on the settlement of unrelated matters, and reversal of previously accrued costs related to the withdrawal of certain consumer-packaged products, which was recorded in other income/expense.

(i) Reflects estimated income tax attributable to the gain on sale of Tradin Organic, together with the tax effect of the other preceding adjustments to earnings based on an overall estimated annual effective tax rate of approximately 30% for 2020.

(j) Reflects the gain on sale of the soy and corn business, which was recorded in other income.

(k) Reflects employee retention and relocation costs of $2.2 million, and professional fees of $1.4 million recorded in SG&A expenses; and employee termination costs of $8.6 million (offset by the reversal of $4.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), CEO and CFO recruitment costs of $1.3 million, and facility closure costs of $0.3 million, which was recorded in other expense and earnings from discontinued operations.

(l) Reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility and start-up of Tradin Organic's avocado oil facility in Ethiopia, which were recorded in cost of goods sold and earnings from discontinued operations.

(m) Reflects costs related to the transition of Tradin Organic's premium juice production activities to new contract manufacturers, which were recorded in earnings from discontinued operations.

(n) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in 2016, which were recorded in other expense.

SUNOPTA INC.	31	January 2, 2021 10-K

(o) Other includes gains on the settlement of certain legal matters and a project cancellation, partially offset by losses on disposal of assets, insurance deductibles, and business development costs, which were recorded in other income/expense and earnings from discontinued operations.

(p) Consolidated reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 27% for 2019.

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

(3) We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation and asset impairment charges, as well as other unusual items that affect the comparability of operating performance.  We also use this measure to review and assess our progress under the Value Creation Plan and to assess operating performance in connection with our employee incentive programs.  We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization, and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)).  The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.  In addition, as described above in footnote (2), we have prepared this table in a columnar format to present the effect of discontinued operations on our consolidated results for the periods presented.  We believe this presentation assists investors in assessing the financial performance of our continuing operations.

	Continuing Operations	Discontinued Operations	Consolidated
For the years ended	$	$	$
January 2, 2021
Net earnings (loss)	(47,302)	124,820	77,518
Loss attributable to non-controlling interests(a)	—	(301)	(301)
Gain on sale of discontinued operations(b)	—	(111,818)	(111,818)
Provision for (recovery of) income taxes	(2,740)	15,885	13,145
Loss on retirement of debt(c)	8,915	—	8,915
Interest expense, net	30,042	2,409	32,451
Other expense (income), net	23,393	(782)	22,611
Total segment operating income (loss)	12,308	30,213	42,521
Depreciation and amortization	30,308	4,661	34,969
Stock-based compensation(d)	12,570	540	13,110
Costs related to Value Creation Plan(e)	1,649	—	1,649
Plant expansion costs(f)	1,883	—	1,883
Adjusted EBITDA	58,718	35,414	94,132

December 28, 2019
Net earnings (loss)	(13,080)	12,322	(758)
Earnings attributable to non-controlling interests(a)	—	154	154
Provision for (recovery of) income taxes	(3,101)	6,322	3,221
Interest expense, net	32,765	1,912	34,677
Other expense (income), net	(40,639)	591	(40,048)
Total segment operating income (loss)	(24,055)	21,301	(2,754)
Depreciation and amortization	29,266	4,686	33,952
Stock-based compensation(d)	10,471	1,145	11,616
Costs related to Value Creation Plan(e)	3,556	—	3,556
Plant expansion costs(g)	311	298	609
Contract manufacturer transition costs(h)	—	289	289
Adjusted EBITDA	19,549	27,719	47,268

(a)  Reflects non-controlling interests in the earnings/loss of certain subsidiaries of Tradin Organic, which is included in earnings from discontinued operations.

(b) Reflects the pre-tax gain on sale of Tradin Organic recorded in earnings from discontinued operations.

(c) Reflects the premium paid ($5.3 million) and write-off of unamortized debt issuance costs ($3.6 million) on the redemption and retirement of our second lien notes, which was recorded in non-operating expenses.

(d) For 2020 and 2019, consolidated stock-based compensation of $13.1 million and $11.6 million, respectively, was recorded in SG&A expenses and earnings from discontinued operations, and the reversal of $0.9 million and $4.1 million, respectively, of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(e) For 2020, reflects professional fees of $1.0 million (2019 - $1.4 million) and employee retention costs of $0.6 million (2019 - $2.2 million) recorded in SG&A expenses.

(f) Reflects start-up costs related to expansion projects within our plant-based ingredient extraction and beverage operations, which were recorded in cost of goods sold.

(g) Reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility and start-up of Tradin Organic's avocado oil facility in Ethiopia, which were recorded in cost of goods sold and earnings from discontinued operations.

(h) Reflects costs related to the transition of Tradin Organic's premium juice production activities to new contract manufacturers, which were recorded in earnings from discontinued operations.

Although we use adjusted EBITDA as a measure to assess the performance of our business and for the other purposes set forth above, this measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP.  Some of these limitations are:

SUNOPTA INC.	32	January 2, 2021 10-K

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

(4) In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor's ability to derive meaningful period-over-period comparisons and trends from our results of operations.  In particular, we evaluate our revenues on a basis that excludes the effects of fluctuations in commodity pricing and the impacts of business acquisitions and divestitures.  In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis.  These items are identified above under footnote (2), and in the discussion of our results of operations below.  These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not be considered in isolation of, or as substitutes for an analysis of our results as reported under U.S. GAAP.

Revenues for the year ended January 2, 2021 increased by 9.4% to $789.2 million from $721.6 million for the year ended December 28, 2019.  Excluding the impact on revenues of changes in commodity-related pricing (an increase in revenues of $12.4 million) and the 53rd week of sales in fiscal 2020 (an increase in revenues of $6.2 million), partially offset by the sale of the soy and corn business (a net decrease in revenues of $10.3 million), revenues increased by 8.1% in 2020, compared with 2019.  The increase in revenues on an adjusted basis reflected the expansion of plant-based beverage and broth offerings for retail customers, growth in plant-based ingredient extraction volumes, and increased retail volumes of frozen fruit, partially offset by lower volumes of plant-based beverage, frozen fruit and fruit ingredient products sold into the foodservice channel.

Gross profit increased $43.6 million, or 66.5%, to $109.1 million for the year ended January 2, 2021, compared with $65.5 million for the year ended December 28, 2019.  As a percentage of revenues, gross profit for the year ended January 2, 2021 was 13.8% compared to 9.1% for the year ended December 28, 2019, an increase of 470 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $21.7 million to $80.5 million for the year ended January 2, 2021, compared with $58.8 million for the year ended December 28, 2019, and gross profit as a percentage of revenues increased to 19.4% in 2020 from 16.3% in 2019.  The gross profit percentage would have been 19.8% in 2020 and 16.4% in 2019, excluding plant expansion costs of $1.9 million and $0.3 million recorded in cost of goods sold in 2020 and 2019, respectively.  The 340-basis point increase in the gross profit percentage on an adjusted basis reflected higher sales and production volumes of plant-based beverages, broths and plant-based ingredients, and improved plant utilization and productivity-driven cost savings.

Gross profit for the Fruit-Based Foods and Beverages segment increased $22.1 million to $28.6 million for the year ended January 2, 2021, compared with $6.5 million for the year ended December 28, 2019, and gross profit as a percentage of revenues increased to 7.6% in 2020 from 1.9% in 2019.  The increase in gross profit and 570-basis point increase in gross profit percentage reflected increased sales pricing and a favorable mix of higher-margin retail sales of frozen fruit, and lower processing costs and productivity improvements for frozen fruit, together with increased sales and production volumes, and plant utilization for fruit snacks.

Gross profit for the Global Ingredients segment of $0.2 million for the year ended December 28, 2019, reflected the contribution from the soy and corn business prior to its sale in February 2019.

For the year ended January 2, 2021, we realized total segment operating income of $12.3 million, compared with a total segment operating loss of $24.1 million for the year ended December 28, 2019.  The $36.4 million increase in total segment operating income reflected higher gross profit, as described above, together with a year-over-year favorable foreign exchange impact of $1.5 million, mainly related to mark-to-market gains on Mexican peso hedging activities, partially offset by an $8.9 million increase in SG&A expenses mainly due to higher employee-related variable compensation and benefit costs, and reserves for credit losses due to a weaker economic outlook, partially offset by the benefit from headcount reductions and other cost savings measures taken in 2019, together with lower travel costs due to COVID-19 restrictions.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

SUNOPTA INC.	33	January 2, 2021 10-K

Other expense of $23.4 million for the year ended January 2, 2021, mainly reflected a $12.7 million loss on the foreign currency economic hedge of the cash consideration from the sale of Tradin Organic, together with $8.2 million of employee termination and facility closure costs, and asset impairments, mainly related to the exit from our Santa Maria, California, frozen fruit processing facility, and $2.7 million of other asset impairment charges mainly related to the consolidation of roasting lines at our Crookston, Minnesota, facility.  Other income of $40.6 million for the year ended December 28, 2019, mainly reflected a pre-tax gain on sale of the soy and corn business of $44.0 million, the reversal of $4.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees, and legal settlement and project cancellation gains of $3.1 million.  These other income amounts were offset mainly by employee termination and recruitment costs of $9.7 million associated with the Value Creation Plan, including costs related to our new CEO and CFO appointments, sale of the soy and corn business, and corporate office consolidation.

Net interest expense decreased by $2.8 million to $30.0 million for the year ended January 2, 2021, compared with $32.8 million for the year ended December 28, 2019.  Interest expense included the amortization of debt issuance costs of $4.1 million and $2.7 million in 2020 and 2019, respectively.  The year-over-year decrease in net interest expense reflected lower average borrowings and weighted-average interest rates under our revolving credit facilities, together with interest income received on a tax refund in the first quarter of 2020.

On December 31, 2020, we redeemed in full the $223.5 million outstanding principal amount of our second lien notes.  We recognized an $8.9 million loss on the retirement of the notes, including a premium paid of $5.3 million and the write-off of the remaining $3.6 million of unamortized debt issuance costs.

We recognized a recovery of income tax of $2.7 million for the year ended January 2, 2021, compared with $3.1 million for the year ended December 28, 2019.  Excluding the impact of non-deductible stock-based and executive compensation from pre-tax earnings, together with a change in the amount of valuation allowance recorded against certain deferred tax assets and benefits recognized in 2020 related to the net operating loss carryback provisions of the CARES Act, our effective tax rate was 26.7% in 2020, compared with 31.3% in 2019.

Loss from continuing operations for the year ended January 2, 2021 was $47.3 million, which was inclusive of the $12.7 million loss on the foreign currency economic hedge of the cash consideration from the Tradin Organic sale, and $8.9 million loss on the retirement of the second lien notes, compared with a loss of $13.1 million for the year ended January 2, 2021, which was inclusive of the $44.0 million gain on the sale of the soy and corn business.  Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.65 for the year ended January 2, 2021, compared with a loss per share $0.24 for the year ended December 28, 2019.

Earnings from the discontinued operations of Tradin Organic were $124.8 million for the year ended January 2, 2021, inclusive of a pre-tax gain on sale of $111.8 million, compared with earnings of $12.3 million for the year ended December 28, 2019. Revenues and gross profit of Tradin Organic were $503.0 million and $61.8 million, respectively, for the year ended January 2, 2021, compared with $468.4 million and $49.8 million, respectively, for the year ended December 28, 2019.  The year-over-year increase in revenues reflected increased sales volumes of certain organic ingredients and higher sales volumes and pricing for premium juice products, partially offset by the exit from certain bulk categories of organic ingredients, and decreased commodity pricing.   The year-over-year increase in gross profit reflected increased pricing spreads and higher-margin product mix within certain categories of organic ingredients, and increased production volumes and manufacturing efficiencies in Tradin Organic’s cocoa and sunflower operations, together with higher volumes and pricing and lower bottling costs for premium juice products.  Earnings from discontinued operations for 2020 included a gain of $2.3 million on the settlement of a remaining earn-out obligation that arose from a prior acquisition of a premium juice business.

On a consolidated basis, we realized earnings attributable to common shareholders of $67.2 million (diluted earnings per share of $0.75) for the year ended January 2, 2021, compared with loss attributable to common shareholders of $8.8 million (diluted loss per share of $0.10) for the year ended December 28, 2019.

For the year ended January 2, 2021, adjusted loss was $0.5 million, or $0.01 per diluted share, on a consolidated basis, compared with an adjusted loss of $32.4 million, or $0.37 per diluted share, on a consolidated basis for the year ended December 28, 2019.  For the year ended January 2, 2021, adjusted loss from continuing operations was $21.5 million, or $0.24 per diluted share, compared with an adjusted loss from continuing operations of $45.5 million, or $0.52 per diluted share, for the year ended December 28, 2019.

Adjusted EBITDA for the year ended January 2, 2021 was $94.1 million on a consolidated basis, compared with $47.3 million for the year ended December 28, 2019.  Adjusted EBITDA from continuing operations for the year ended January 2, 2021 was $58.7 million, compared with $19.5 million for the year ended December 28, 2019.

SUNOPTA INC.	34	January 2, 2021 10-K

Adjusted loss and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Plant-Based Foods and Beverages	January 2, 2021	December 28, 2019	Change	% Change

Revenues	$415,164	$361,398	$53,766	14.9%
Gross profit	80,497	58,812	21,685	36.9%
Gross profit %	19.4%	16.3%		3.1%

Operating income	$50,780	$29,476	$21,304	72.3%
Operating income %	12.2%	8.2%		4.0%

Plant-Based Foods and Beverages contributed $415.2 million in revenues for the year ended January 2, 2021, compared to $361.4 million for the year ended December 28, 2019, an increase of $53.8 million, or 14.9%.  Excluding the impact on revenues of changes in sunflower commodity-related pricing (an increase in revenues of $5.1 million) and the 53rd week of sales in fiscal 2020 (an increase in revenues of $3.6 million), Plant-Based Foods and Beverages revenues increased approximately 12.5%.  The table below explains the increase in reported revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the year ended December 28, 2019	$361,398
Higher retail sales volumes of plant-based beverages and everyday broth offerings, including output from additional aseptic processing capacity that came on-line in the third quarter of 2019, as well as increased sales of plant-based ingredients, partially offset by reduced sales volumes of plant-based beverage products to foodservice customers	51,222
Increased commodity pricing for sunflower	5,111
Lower volumes of sunflower inshell and kernel, and roasted ingredients, partially offset by higher volumes of birdfeed and roasted snacks	(2,567)
Revenues for the year ended January 2, 2021	$415,164

Gross profit in Plant-Based Foods and Beverages increased by $21.7 million to $80.5 million for the year ended January 2, 2021, compared to $58.8 million for the year ended December 28, 2019, and the gross profit percentage increased by 310 basis points to 19.4%.  The increase in the gross profit percentage reflected strong production volumes, improved plant utilization and productivity-driven cost savings within our plant-based beverage and ingredient extraction operations, and improved margin performance within our sunflower and roasting operations.  The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended December 28, 2019	$58,812
Higher sales volumes, plant utilization and productivity improvements within our plant-based beverage and ingredient extraction operations	20,646
Higher sales volumes of birdfeed and roasted snacks and improved plant utilization within our sunflower and roasting operations, partially offset by lower volumes of sunflower inshell and kernel, and roasted ingredients	1,039
Gross profit for the year ended January 2, 2021	$80,497

SUNOPTA INC.	35	January 2, 2021 10-K

Operating income in Plant-Based Foods and Beverages increased by $21.3 million to $50.8 million for the year ended January 2, 2021, compared to $29.5 million for the year ended December 28, 2019. The table below explains the increase in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the year ended December 28, 2019	$29,476
Increase in gross profit, as explained above	21,685
Lower employee compensation costs due to headcount reductions and reduced travel costs, partially offset by higher product development and sales and marketing spending, and employee-related variable compensation	302
Increase in corporate cost allocations	(683)
Operating income for the year ended January 2, 2021	$50,780

Looking forward, we expect significant growth in revenues and gross profit from our Plant-Based Foods and Beverages segment in fiscal year 2021, driven by the completion of three major capital projects to increase our plant-based beverage processing and ingredient extraction capacity and capabilities.  We expect the gross margin profile of our plant-based operations in 2021 to be comparable to 2020, with planned productivity measures expected to offset the initial underutilization of the capital project assets as we fill the added capacity with new business.  The statements in this paragraph are forward-looking statements.  See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the impact of the ongoing COVID-19 pandemic, unexpected delays in executing on our capital projects, less than anticipated benefits from productivity measures, as well as unforeseen customer actions, consumer behaviors, competitive pressures, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

Fruit-Based Foods and Beverages	January 2, 2021	December 28, 2019	Change	% Change

Revenues	$374,049	$349,852	$24,197	6.9%
Gross profit	28,580	6,499	22,081	339.8%
Gross profit %	7.6%	1.9%		5.7%

Operating loss	$(7,321)	$(26,873)	$19,552	72.8%
Operating loss %	-2.0%	-7.7%		5.7%

Fruit-Based Foods and Beverages contributed $374.0 million in revenues for the year ended January 2, 2021, compared to $349.9 million for the year ended December 28, 2019, an increase of $24.2 million, or 6.9%.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $9.0 million) and the impact of the 53rd week of sales in fiscal 2020 (an increase in revenues of $2.6 million), Fruit-Based Foods and Beverages revenues increased approximately 3.6%.  The table below explains the increase in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the year ended December 28, 2019	$349,852
Increased volumes of frozen fruit into the retail channel, partially offset by lower demand for frozen fruit and fruit preparations from foodservice customers, together with sales volume constraints due to a short supply of frozen strawberries from California, as a larger portion of the 2020 crop went to the fresh market to meet COVID-19-driven demand	10,002
Increased commodity pricing for raw fruit	9,040
Higher sales volumes of fruit snacks products	5,155
Revenues for the year ended January 2, 2021	$374,049

SUNOPTA INC.	36	January 2, 2021 10-K

Gross profit in Fruit-Based Foods and Beverages increased by $22.1 million to $28.6 million for the year ended January 2, 2021, compared to $6.5 million for the year ended December 28, 2019, and the gross profit percentage increased by 570 basis points to 7.6%.  The increase in the gross profit percentage reflected increased sales pricing and a favorable mix of higher-margin retail sales of frozen fruit.  In addition, automation and productivity initiatives in our frozen fruit manufacturing facilities have generated higher yields and throughput, while allowing these facilities to operate at a lower cost and with fewer seasonal workers.  The increase in the gross profit percentage also reflected strong fruit snack production volumes and plant utilization.  These positive factors were partially offset by lower production volumes and plant utilization within our fruit ingredient operations.  The table below explains the increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended December 28, 2019	$6,499
Higher sales volumes and pricing for frozen fruit, including a favorable mix of higher-margin retail versus foodservice sales, together with lower processing costs and productivity improvements for frozen fruit, partially offset by lower sales volumes and plant utilization for fruit ingredients	20,297
Sales volume growth for fruit snacks, together with increased production volumes and plant utilization	1,784
Gross profit for the year ended January 2, 2021	$28,580

Operating loss in Fruit-Based Foods and Beverages decreased by $19.6 million to $7.3 million for the year ended January 2, 2021, compared to $26.9 million for the year ended December 28, 2019. The table below explains the decrease in operating loss:

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the year ended December 28, 2019	$(26,873)
Increase in gross profit, as explained above	22,081
Decrease in corporate cost allocations	1,840
Impact of increased reserves for credit losses due to weaker economic conditions and increased employee compensation related to new management hires and higher employee-related variable compensation, together with higher sales and marketing support for new products and unfavorable foreign exchange impact on our frozen fruit operations in Mexico	(4,369)
Operating loss for the year ended January 2, 2021	$(7,321)

Looking forward, we expect gross margin improvement in our Fruit-Based Foods and Beverages segment in 2021, driven by ongoing automation and productivity efforts, together with cost savings from our frozen fruit network optimization projects, including the exit from our leased Santa Maria, California, facility in February 2021, and the start-up of production at our other facilities in advance of the California strawberry crop season.  In addition, we intend to pursue pass-through contract pricing with more of our customers, while evaluating marginally profitable customers and products, which may lead to some customer and product rationalization.  However, the profitability of our frozen fruit business remains largely dependent on the quality and quantity of the California strawberry supply for the frozen market, and the related impacts on the commodity pricing for available fruit.  In that regard, we intend to take measures to further diversify our supplier base to include a larger proportion of strawberries, and other fruit varieties, from Mexico and South America, with the aim of improving the stability of our supply.  The statements in this paragraph are forward-looking statements.  See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, our assessment of the margin improvement and cost savings to be realized from productivity, network optimization and portfolio rationalization initiatives, the outcome of pricing actions with customers, the availability and commodity pricing for fruit, our intent to diversify our supplier base and our assessment of the anticipated benefits, as well as unforeseen customer actions, consumer behaviors, competitive pressures, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	37	January 2, 2021 10-K

Global Ingredients	January 2, 2021	December 28, 2019	Change	% Change

Revenues	$—	$10,346	$(10,346)	-100.0%
Gross profit	—	192	(192)	-100.0%
Gross profit %	—	1.9%		-1.9%

Operating loss	$—	$(187)	$187	-100.0%
Operating loss %	—	-1.8%		1.8%

The table below explains the decrease in reported revenues in Global Ingredients:

Global Ingredients Revenue Changes
Revenues for the year ended December 28, 2019	$10,346
Impact of the sale of the soy and corn business	(10,346)
Revenues for the year ended January 2, 2021	$-

The table below explains the decrease in gross profit in Global Ingredients:

Global Ingredients Gross Profit Changes
Gross profit for the year ended December 28, 2019	$192
Impact of the sale of the soy and corn business	(192)
Gross profit for the year ended January 2, 2021	$-

The table below explains the decrease in operating loss in Global Ingredients:

Global Ingredients Operating Loss Changes
Operating loss for the year ended December 28, 2019	$(187)
Decrease in gross profit, as explained above	(192)
SG&A reductions from the sale of the soy and corn business	379
Operating loss for the year ended January 2, 2021	$-

Corporate Services	January 2, 2021	December 28, 2019	Change	% Change

Operating loss	$(31,151)	$(26,471)	$(4,680)	-17.7%

Operating loss at Corporate Services increased by $4.7 million to $31.2 million for the year ended January 2, 2021, compared to a loss of $26.5 million for the year ended December 28, 2019. The table below explains the increase in operating loss:

SUNOPTA INC.	38	January 2, 2021 10-K

Corporate Services Operating Loss Changes
Operating loss for the year ended December 28, 2019	$(26,471)
Higher employee-related variable compensation and benefit costs, partially offset by the impact of headcount reductions and reduced travel costs, together with realized and unrealized mark-to-market gains on Mexican peso hedging activities, and favorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	(3,331)
Increased stock-based compensation costs related to equity-based annual bonus and long-term incentive plans for certain employees	(2,099)
Decrease in corporate cost allocations to SunOpta operating segments, as a result of lower corporate headcount and overhead costs	(1,157)
Lower employee retention costs associated with the Value Creation Plan, partially offset by higher professional fees	1,907
Operating loss for the year ended January 2, 2021	$(31,151)

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

SUNOPTA INC.	39	January 2, 2021 10-K

Consolidated Results of Operations for Fiscal Years 2019 and 2018

	December 28, 2019	December 29, 2018	Change	Change
	$	$	$	%
Revenues
Plant-Based Foods and Beverages	361,398	314,076	47,322	15.1%
Fruit-Based Foods and Beverages	349,852	365,469	(15,617)	-4.3%
Global Ingredients	10,346	104,427	(94,081)	-90.1%
Total revenues	721,596	783,972	(62,376)	-8.0%

Gross Profit
Plant-Based Foods and Beverages	58,812	40,477	18,335	45.3%
Fruit-Based Foods and Beverages	6,499	21,744	(15,245)	-70.1%
Global Ingredients	192	8,310	(8,118)	-97.7%
Total gross profit	65,503	70,531	(5,028)	-7.1%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	29,476	10,766	18,710	173.8%
Fruit-Based Foods and Beverages	(26,873)	(16,029)	(10,844)	-67.7%
Global Ingredients	(187)	2,245	(2,432)	-108.3%
Corporate Services	(26,471)	(18,433)	(8,038)	-43.6%
Total segment operating loss	(24,055)	(21,451)	(2,604)	-12.1%

Other expense (income), net	(40,639)	5,242	(45,881)	-875.3%
Goodwill impairment	—	81,222	(81,222)	-100.0%
Earnings (loss) from continuing operations before the following	16,584	(107,915)	124,499	115.4%
Interest expense, net	32,765	33,121	(356)	-1.1%
Recovery of income taxes	(3,101)	(13,566)	10,465	77.1%
Loss from continuing operations(2),(3)	(13,080)	(127,470)	114,390	89.7%
Earnings from discontinued operations	12,322	18,265	(5,943)	-32.5%
Net loss	(758)	(109,205)	108,447	99.3%
Dividends and accretion on preferred stock	(8,022)	(7,909)	(113)	-1.4%

Loss attributable to common shareholders(4)	(8,780)	(117,114)	108,334	92.5%

(1) The following table presents a reconciliation of segment operating income/loss to "earnings/loss from continuing operations before the following," which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the "Consolidated Results of Operations for Fiscal Years 2020 and 2019" table regarding the use of this non-GAAP measure).

SUNOPTA INC.	40	January 2, 2021 10-K

	Plant-Based	Fruit-Based
	Foods and	Foods and	Global	Corporate
	Beverages	Beverages	Ingredients	Services	Consolidated
	$	$	$	$	$
December 28, 2019
Segment operating income (loss)	29,476	(26,873)	(187)	(26,471)	(24,055)
Other income (expense), net	(518)	(1,028)	43,990	(1,805)	40,639
Earnings (loss) from continuing operations before the following	28,958	(27,901)	43,803	(28,276)	16,584

December 29, 2018
Segment operating income (loss)	10,766	(16,029)	2,245	(18,433)	(21,451)
Other expense, net	(2,151)	(388)	(91)	(2,612)	(5,242)
Goodwill impairment	—	(81,222)	—	—	(81,222)
Earnings (loss) from continuing operations before the following	8,615	(97,639)	2,154	(21,045)	(107,915)

(2) The following table presents a reconciliation of adjusted earnings/loss from net earnings/loss, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for Fiscal Years 2020 and 2019" table regarding the use of this non-GAAP measure).  In addition, we have prepared this table in a columnar format to present the effects of discontinued operations on our consolidated results for the periods presented.  We believe this presentation assists investors in assessing the financial performance of our continuing operations.

	Continuing Operations		Discontinued Operations		Consolidated
		Per Share		Per Share		Per Share
For the years ended	$	$	$	$	$	$
December 28, 2019
Net earnings (loss)	(13,080)		12,322		(758)
Dividends and accretion on preferred stock	(8,022)		—		(8,022)
Earnings (loss) attributable to common shareholders	(21,102)	(0.24)	12,322	0.14	(8,780)	(0.10)
Adjusted for:
Gain on sale of soy and corn business(a)	(44,027)		—		(44,027)
Costs related to Value Creation Plan(b)	9,412		237		9,649
Plant expansion costs(c)	311		298		609
Contract manufacturer transition costs(d)	—		448		448
Product withdrawal and recall costs(e)	260		—		260
Other(f)	(2,728)		195		(2,533)
Net income tax effect(g)	12,394		(397)		11,997
Adjusted earnings (loss)	(45,480)	(0.52)	13,103	0.15	(32,377)	(0.37)

December 29, 2018
Net earnings (loss)	(127,470)		18,265		(109,205)
Dividends and accretion on preferred stock	(7,909)		—		(7,909)
Earnings (loss) attributable to common shareholders	(135,379)	(1.55)	18,265	0.21	(117,114)	(1.34)
Adjusted for:
Goodwill impairment(h)	81,222		—		81,222
Inventory write-downs(i)	3,101		—		3,101
Equipment start-up costs(j)	2,730		183		2,913
New product commercialization costs(k)	2,641		88		2,729
Costs related to Value Creation Plan(l)	2,374		—		2,374
Reserve for notes receivable(m)	2,232		—		2,232
Product withdrawal and recall costs(n)	1,456		—		1,456
Other(o)	(107)		403		296
Fair value adjustment on contingent consideration(p)	—		(2,821)		(2,821)
Recovery of product withdrawal costs(q)	(1,200)		—		(1,200)
Reversal of stock-based compensation(r)	(152)		(30)		(182)
Net income tax effect(g)	(61)		566		505
Adjusted earnings (loss)	(41,143)	(0.47)	16,654	0.19	(24,489)	(0.28)

(a) Reflects the gain on sale of the soy and corn business, which was recorded in other income.

(b) Reflects employee retention and relocation costs of $2.2 million, and professional fees of $1.4 million recorded in SG&A expenses; and employee termination costs of $8.6 million (net of the reversal of $4.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), CEO and CFO recruitment costs of $1.3 million, and facility closure costs of $0.3 million, which were recorded in other expense and earnings from discontinued operations.

SUNOPTA INC.	41	January 2, 2021 10-K

(c) Reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility and start-up of Tradin Organic's avocado oil facility in Ethiopia, which were recorded in cost of goods sold and earnings from discontinued operations.

(d) Reflects costs related to the transition of Tradin Organic's premium juice production activities to new contract manufacturers, which were recorded in earnings from discontinued operations.

(e) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the recall of certain sunflower kernel products initiated in 2016, which were recorded in other expense.

(f) Other includes gains on the settlement of certain legal matters and a project cancellation, partially offset by losses on disposal of assets, insurance deductibles, and business development costs, which were recorded in other income/expense and earnings from discontinued operations.

(g) Reflects the tax effect of the preceding adjustments to earnings and reflects an overall estimated annual effective tax rate of approximately 27% for 2019 (2018 - 27%) on adjusted earnings/loss before tax.

(h) Reflects the impairment of goodwill related to our frozen fruit operations.

(i) Reflects the write-down of certain frozen fruit inventory items, due to a change in expected use of aged stocks, and reduced sales pricing and high production costs, which was recorded in cost of goods sold.

(j) Reflects costs related to the start-up of new roasting equipment for grains, seeds and legumes at our Crookston, Minnesota, facility, as well as the start-up of a second processing line at Tradin Organic's cocoa facility in the Netherlands, which were recorded in cost of goods sold and earnings from discontinued operations.

(k) Reflects costs for development, production trials and start-up costs, incremental freight charges, and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold, SG&A expenses and earnings from discontinued operations.

(l) Reflects the write-down of inventories of $0.1 million recorded in cost of goods sold; professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses; and asset impairment, facility closure and employee termination costs of $1.7 million recorded in other expense.

(m) Reflects a bad debt reserve for notes receivable associated with a previously sold business, which was recorded in other expense.

(n) Reflects product withdrawal and recall costs that were not eligible for reimbursement under insurance policies or exceeded the limits of those policies, including costs related to the sunflower recall, which were recorded in other expense.

(o) Other included the accretion of contingent consideration obligations, gain/loss on the sale of assets, severance costs unrelated to the Value Creation Plan, and settlement of a legal matter, which were recorded in other expense/income and earnings from discontinued operations.

(p) Reflects a fair value adjustment to reduce the contingent consideration obligation related to a prior acquisition of a premium juice business, based on the results for the business in fiscal 2018, which was recorded in earnings from discontinued operations.

(q) Reflects the recovery from a third-party supplier of $1.2 million of costs incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold.  Costs incurred related to this withdrawal were recognized in cost of goods sold in 2016.

(r) Reflects the reversal of previously recognized stock-based compensation related to performance share units granted to certain employees as the performance conditions were not achieved, which was recorded in SG&A expenses and earnings from discontinued operations.

(3) The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for Fiscal Years 2020 and 2019" table regarding the use of this non-GAAP measure).  In addition, as described above in footnote (2), we have prepared this table in a columnar format to present the effect of discontinued operations on our consolidated results for the periods presented.  We believe this presentation assists investors in assessing the financial performance of our continuing operations.

SUNOPTA INC.	42	January 2, 2021 10-K

	Continuing Operations	Discontinued Operations	Consolidated
For the years ended	$	$	$
December 28, 2019
Net earnings (loss)	(13,080)	12,322	(758)
Earnings attributable to non-controlling interests(a)	—	154	154
Provision for (recovery of) income taxes	(3,101)	6,322	3,221
Interest expense, net	32,765	1,912	34,677
Other expense (income), net	(40,639)	591	(40,048)
Total segment operating income (loss)	(24,055)	21,301	(2,754)
Depreciation and amortization	29,266	4,686	33,952
Stock-based compensation(b)	10,471	1,145	11,616
Costs related to Value Creation Plan(c)	3,556	—	3,556
Plant expansion costs(d)	311	298	609
Contract manufacturer transition costs(e)	—	289	289
Adjusted EBITDA	19,549	27,719	47,268

December 29, 2018
Net earnings (loss)	(127,470)	18,265	(109,205)
Earnings attributable to non-controlling interests(a)	—	62	62
Provision for (recovery of) income taxes	(13,566)	8,188	(5,378)
Interest expense, net	33,121	1,285	34,406
Other expense (income), net	5,242	(2,417)	2,825
Goodwill impairment	81,222	—	81,222
Total segment operating income (loss)	(21,451)	25,383	3,932
Depreciation and amortization	28,159	4,629	32,788
Stock-based compensation	6,773	1,166	7,939
Inventory write-downs(f)	3,101	—	3,101
Equipment start-up costs(g)	2,730	183	2,913
New product commercialization costs(h)	2,641	88	2,729
Costs related to Value Creation Plan(c)	713	—	713
Recovery of product withdrawal costs(i)	(1,200)	—	(1,200)
Adjusted EBITDA	21,466	31,449	52,915
(a)  Reflects non-controlling interests in the earnings of certain subsidiaries of Tradin Organic, which is included in earnings from discontinued operations.

(b)  For 2019, consolidated stock-based compensation of $11.6 million was recorded in SG&A expenses and earnings from discontinued operations, and the reversal of $4.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(c) For 2019, reflects employee retention and relocation costs of $2.2 million, and professional fees of $1.4 million recorded in SG&A expenses.  For 2018, reflects the write-down of remaining flexible resealable pouch and nutrition bar inventories of $0.1 million recorded in cost of goods sold; and professional and consulting fees, and employee recruitment and relocation costs of $0.6 million recorded in SG&A expenses.

(d) Reflects costs related to the expansion of our Allentown, Pennsylvania, plant-based beverage facility and start-up of Tradin Organic's avocado oil facility in Ethiopia, which were recorded in cost of goods sold and earnings from discontinued operations.

(e) Reflects costs related to the transition of Tradin Organic's premium juice production activities to new contract manufacturers, which were recorded in earnings from discontinued operations.

(f) Reflects the write-down of certain frozen fruit inventory items , due to a change in expected use of aged stocks, and reduced sales pricing and high production costs, which was recorded in cost of goods sold.

(g) Reflects costs related to the start-up of new roasting equipment for grains, seeds and legumes at our Crookston, Minnesota, facility, as well as the start-up of a second processing line at Tradin Organic's cocoa facility in the Netherlands, which were recorded in cost of goods sold and earnings from discontinued operations.

(h) Reflects costs for development, production trials and start-up costs, incremental freight charges, and employee training related to the commercialization of new consumer products, which were recorded in cost of goods sold, SG&A expenses and earnings from discontinued operations.

(i) Reflects the recovery from a third-party supplier of $1.2 million of costs incurred relating to the withdrawal of certain consumer-packaged products due to quality-related issues, which was recorded in cost of goods sold.  Costs incurred related to this withdrawal were recognized in cost of goods sold in 2016.

(4) Refer to footnote (4) to the "Consolidated Results of Operations for Fiscal Years 2020 and 2019" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the year ended December 28, 2019 decreased by 8.0% to $721.6 million from $784.0 million for the year ended December 29, 2018.  Excluding the impact on revenues of the sale of the soy and corn business in 2019 and the exit from flexible resealable pouch and nutrition bar product lines in 2018 (a decrease in revenues of $97.2 million), a profit-neutral change to a co-manufacturing agreement with a customer (a decrease in revenues of $9.8 million), and changes in commodity-related pricing (an increase in revenues of $7.2 million), revenues increased by 5.5% in 2019, compared with 2018.  The increase in revenues on an adjusted basis reflected the expansion of plant-based beverage and broth offerings and growth in plant-based ingredient extraction volumes, partially offset by declines in sales volumes for frozen fruit, net of increased pricing, and reduced demand for fruit ingredients.

SUNOPTA INC.	43	January 2, 2021 10-K

Gross profit decreased $5.0 million, or 7.1%, to $65.5 million for the year ended December 28, 2019, compared with $70.5 million for the year ended December 29, 2018.  As a percentage of revenues, gross profit for the year ended December 28, 2019 was 9.1% compared to 9.0% for the year ended December 29, 2018, an increase of 10 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $18.3 million to $58.8 million for the year ended December 28, 2019, compared with $40.5 million for the year ended December 29, 2018, and gross profit as a percentage of revenues increased to 16.3% in 2019 from 12.9% in 2018.  For 2019, the gross profit percentage would have been 16.4%, excluding plant expansion costs of $0.3 million, compared with a gross profit percentage of 14.5% for 2018, excluding equipment start-up and product introduction costs of $5.1 million.  The increase in the gross profit percentage on an adjusted basis reflected the favorable impact of higher sales and production volumes of plant-based beverages, broths and plant-based ingredients, together with improved plant utilization and productivity-driven cost savings.

Gross profit for the Fruit-Based Foods and Beverages segment decreased $15.2 million to $6.5 million for the year ended December 28, 2019, compared with $21.7 million for the year ended December 29, 2018, and gross profit as a percentage of revenues decreased to 1.9% in 2019 from 5.9% in 2018.  For 2018, the gross profit percentage would have been 6.5%, excluding $3.1 million of inventory write-downs for certain frozen fruit inventory items, partially offset by the recovery of $1.2 million of previously incurred product withdrawal costs from a third-party supplier.  The decline in the gross profit percentage on an adjusted basis was largely due to the impact of a shortfall of frozen strawberry supply in 2019 due to poor weather conditions in both central Mexico and California, which resulted in higher fruit purchase prices and reduced production volumes and related inefficiencies for our frozen fruit operations.  The negative impact to gross profit from the strawberry shortfall was estimated to be approximately $17.7 million in 2019.

Gross profit for the Global Ingredients segment was $0.2 million for the year ended December 28, 2019, compared with $8.3 million for the year ended December 29, 2018, reflecting the sale of the soy and corn business in February 2019.

For the year ended December 28, 2019, we realized a total segment operating loss of $24.1 million, compared with a loss of $21.5 million for the year ended December 29, 2018, which reflected lower overall gross profit, as described above, partially offset by a $1.9 million reduction SG&A expenses.  The decline in SG&A expenses reflected the elimination of expenses associated with the sale of the soy and corn business, together with workforce reductions and other cost-saving initiatives taken in 2019, partially offset by increased stock-based compensation costs related to the adoption of an equity-based bonus plan in 2019 ($3.7 million), together with higher third-party professional fees and employee recruitment, relocation and retention costs associated with the Value Creation Plan ($2.9 million).

Further details on revenues, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other income of $40.6 million for the year ended December 28, 2019 mainly reflected a pre-tax gain on sale of the soy and corn business of $44.0 million, the reversal of $4.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees, and legal settlement and project cancellation gains of $3.1 million.  These other income amounts were offset mainly by employee termination and recruitment costs of $9.7 million associated with the Value Creation Plan, including costs related to our new CEO and CFO appointments, sale of the soy and corn business, and corporate office restructuring.  Other expense of $5.2 million for the year ended December 29, 2018, mainly reflected a bad debt reserve of $2.2 million for notes receivable associated with a previously sold business, facility closure costs and asset impairment charges of $1.3 million related to the closure of our nutrition bar facility and the sale of our former roasted snack facility, together with $0.4 million of associated employee termination costs, as well as $1.5 million of product withdrawal and recall costs.

In 2018, we recognized a non-cash impairment charge of $81.2 million to write-off the remaining goodwill related to our frozen fruit operation.  This charge was recorded in the Fruit-Based Foods and Beverages segment.

Net interest expense decreased by $0.4 million to $32.8 million for the year ended December 28, 2019, compared with $33.1 million for the year ended December 29, 2018.  Interest expense included the amortization of debt issuance costs of $2.7 million and $2.5 million in 2019 and 2018, respectively.

We recognized a recovery of income tax of $3.1 million for the year ended December 28, 2019, compared with a recovery of $13.6 million for the year ended December 29, 2018.  Excluding the impact of stock-based compensation, goodwill impairment and other non-deductible amounts from pre-tax earnings, our effective tax rate was 31.3% in 2019, compared with 27.5% in 2018.

SUNOPTA INC.	44	January 2, 2021 10-K

Loss from continuing operations for the year ended December 28, 2019 was $13.1 million, which was inclusive of the $44.0 million gain on the sale of the soy and corn business, compared with a loss of $127.5 million for the year ended December 29, 2018, which was inclusive of the $81.2 million goodwill impairment.  Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.24 for the year ended December 28, 2019, compared with a loss per share $1.55 for the year ended December 29, 2018.

Earnings from the discontinued operations of Tradin Organic were $12.3 million for the year ended December 28, 2019, compared with earnings of $18.3 million for the year ended December 29, 2018.  Revenues and gross profit of Tradin Organic were $468.4 million and $49.8 million, respectively, for the year ended December 28, 2019, compared with $476.9 million and $52.9 million, respectively, for the year ended December 29, 2018.  The year-over-year decrease in revenues reflected reduced commodity pricing and an unfavorable foreign exchange impact on euro-denominated sales, partially offset by increased volumes for certain organic ingredients.  The year-over-year decrease in gross profit reflected reduced pricing spreads for certain organic ingredients, manufacturing inefficiencies within Tradin Organic’s cocoa and sunflower processing operations, and start-up costs related to Tradin Organic’s organic avocado oil facility, partially offset by a favorable foreign exchange result in 2019 on raw material purchase contracts.  In addition, earnings from discontinued operations for 2018 included a gain of $2.8 million related to the reduction in the remaining contingent consideration obligation that arose from a prior acquisition of a premium juice business.

On a consolidated basis, we realized a loss attributable to common shareholders of $8.8 million (diluted loss per share of $0.10) for the year ended December 28, 2019, compared with a loss attributable to common shareholders of $117.1 million (diluted loss per share of $1.34) for the year ended December 29, 2018.

For the year ended December 28, 2019, adjusted loss was $32.7 million, or $0.37 per diluted share, on a consolidated basis, compared with an adjusted loss of $24.5 million, or $0.28 per diluted share, on a consolidated basis for the year ended December 29, 2018.  For the year ended December 28, 2019, adjusted loss from continuing operations was $45.5 million, or $0.52 per diluted share, compared with an adjusted loss from continuing operations of $41.1 million, or $0.47 per diluted share, for the year ended December 29, 2018.

Adjusted EBITDA for the year ended December 28, 2019 was $47.3 million on a consolidated basis, compared with $52.9 million on a consolidated basis for the year ended December 29, 2018.  Adjusted EBITDA from continuing operations for the year ended December 28, 2019 was $19.5 million, compared with $21.5 million for the year ended December 29, 2018.

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

SUNOPTA INC.	45	January 2, 2021 10-K

Plant-Based Foods and Beverages Revenue Changes
Revenues for the year ended December 29, 2018	$314,076
Higher sales volumes of plant-based beverages and everyday broth offerings, including output from additional aseptic processing capacity that came on-line in the third quarter of 2019, as well as increased demand for plant-based ingredients	59,477
Increased commodity pricing for domestically-sourced sunflower	3,589
Lower revenues due to a profit-neutral change to a co-manufacturing agreement with a customer	(9,828)
Impact of the exit from flexible resealable pouch and nutrition bars product lines	(3,103)
Lower volumes of sunflower inshell and kernel, partially offset by higher volumes of retail birdfeed and roasted snacks and ingredients	(2,813)
Revenues for the year ended December 28, 2019	$361,398

Gross profit in Plant-Based Foods and Beverages increased by $18.3 million to $58.8 million for the year ended December 28, 2019, compared to $40.5 million for the year ended December 29, 2018, and the gross profit percentage increased by 340 basis points to 16.3%.  The increase in the gross profit percentage reflected strong production volumes, improved plant utilization and productivity-driven cost savings within our plant-based beverage and ingredient extraction operations.  The table below explains the increase in gross profit:

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

Operating income in Plant-Based Foods and Beverages increased by $18.7 million to $29.5 million for the year ended December 28, 2019, compared to $10.8 million for the year ended December 29, 2018. The table below explains the increase in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the year ended December 29, 2018	$10,766
Increase in gross profit, as explained above	18,335
Impact of workforce reductions and other cost savings initiatives	3,219
Increase in corporate cost allocations due to the realignment of Corporate Services following the sale of the soy and corn business	(2,844)
Operating income for the year ended December 28, 2019	$29,476

SUNOPTA INC.	46	January 2, 2021 10-K

Fruit-Based Foods and Beverages	December 28, 2019	December 29, 2018	Change	% Change

Revenues	$349,852	$365,469	$(15,617)	-4.3%
Gross profit	6,499	21,744	(15,245)	-70.1%
Gross profit %	1.9%	5.9%		-4.0%

Operating loss	$(26,873)	$(16,029)	$(10,844)	-67.7%
Operating loss %	-7.7%	-4.4%		-3.3%

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

Gross profit in Fruit-Based Foods and Beverages decreased by $15.2 million to $6.5 million for the year ended December 28, 2019, compared to $21.7 million for the year ended December 29, 2018, and the gross profit percentage decreased by 400 basis points to 1.9%.  The decrease in the gross profit percentage primarily reflected the impact of higher commodity pricing for frozen fruit due to the shortage of strawberries, together with unfavorable production variances within our frozen fruit operations due to lower plant utilization and rework of bulk inventories to meet customer demand, together with lower volumes and plant utilization for fruit ingredients.  The weather-related impact to gross profit from frozen fruit was estimated to be approximately $17.7 million in 2019, or approximately a negative 5% impact on the gross profit percentage.  These factors were partially offset by strong production volumes and productivity-driven cost savings within our fruit snacks operations.  The table below explains the decrease in gross profit:

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

Operating loss in Fruit-Based Foods and Beverages increased by $10.8 million to $26.9 million for the year ended December 28, 2019, compared to $16.0 million for the year ended December 29, 2018. The table below explains the increase in operating loss:

SUNOPTA INC.	47	January 2, 2021 10-K

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the year ended December 29, 2018	$(16,029)
Decrease in gross profit, as explained above	(15,245)
Increase in corporate cost allocations due to the realignment of Corporate Services resources following the sale of the soy and corn business	(674)
Impact of headcount reductions due in part to the centralization of transactional and other support functions, and other cost savings initiatives, together with a favorable foreign exchange impact on our frozen fruit operations in Mexico	5,075
Operating loss for the year ended December 28, 2019	$(26,873)

Global Ingredients	December 28, 2019	December 29, 2018	Change	% Change

Revenues	$10,346	$104,427	$(94,081)	-90.1%
Gross profit	192	8,310	(8,118)	-97.7%
Gross profit %	1.9%	8.0%		-6.1%

Operating income (loss)	$(187)	$2,245	$(2,432)	-108.3%
Operating income (loss) %	-1.8%	2.1%		-0.7%

The table below explains the decrease in reported revenues in Global Ingredients:

Global Ingredients Revenue Changes
Revenues for the year ended December 29, 2018	$104,427
Impact of the sale of the soy and corn business	(94,081)
Revenues for the year ended December 28, 2019	$10,346

The table below explains the decrease in gross profit in Global Ingredients:

Global Ingredients Gross Profit Changes
Gross profit for the year ended December 29, 2018	$8,310
Impact of the sale of the soy and corn business	(8,118)
Gross profit for the year ended December 28, 2019	$192

The table below explains the decrease in operating income in Global Ingredients:

Global Ingredients Operating Income Changes
Operating income for the year ended December 29, 2018	$2,245
Decrease in gross profit, as explained above	(8,118)
Decrease in corporate cost allocations due to the sale of the soy and corn business	4,531
SG&A reductions from the sale of the soy and corn business	1,155
Operating loss for the year ended December 28, 2019	$(187)

SUNOPTA INC.	48	January 2, 2021 10-K

Corporate Services	December 28, 2019	December 29, 2018	Change	% Change

Operating loss	$(26,471)	$(18,433)	$(8,038)	-43.6%

Operating loss at Corporate Services increased by $8.0 million to $26.5 million for the year ended December 28, 2019, compared to a loss of $18.4 million for the year ended December 29, 2018. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended December 29, 2018	$(18,433)
Increased stock-based compensation costs related to the initiation of an equity-based annual bonus plan for certain employees in 2019	(3,698)
Higher non-structural third-party professional fees and employee recruitment, relocation and retention costs associated with the Value Creation Plan	(2,943)
Decrease in corporate cost allocations to SunOpta operating segments	(1,013)
Higher employee-related variable compensation, and salary increases, partially offset by reductions in travel and other discretionary spending, and favorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	(384)
Operating loss for the year ended December 28, 2019	$(26,471)

Liquidity and Capital Resources

In conjunction with the divestiture of Tradin Organic, we reduced our debt by approximately $355 million, including the redemption the of $223.5 million outstanding principal amount of our second lien notes and repayment of approximately $132 million of the outstanding borrowings under our former Global Credit Facility.  Together with our entry into a new five-year credit agreement (discussed below), the reduction in our indebtedness significantly improves our leverage and provides financial flexibility for future operating and investing needs, including our plans to expand our plant-based beverage platform.  In addition, the retirement of the second lien notes results in cash interest savings of approximately $21 million on an annual basis.

On December 31, 2020, we entered into a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity.  In addition, the credit agreement provides a five-year, $75 million delayed draw term loan, to be used for capital expenditures. The delayed draw term loan can be borrowed within 18 months from closing.  The new credit facility replaces our previous Global Credit Facility that was set to expire on March 31, 2022, and will be used to support our operational objective and capital expenditures for the next five years, as well as our working capital and general corporate needs. As at January 2, 2021, we had outstanding borrowings of $47.3 million and available borrowing capacity of approximately $116 million under the revolving credit facility, after giving effect to $10.3 million of outstanding letters of credit, and the weighted-average interest rate on all borrowings under the revolving credit facility was 2.42%.

For more information on the new credit agreement, see note 14(1) to the consolidated financial statements at Item 15 of this Form 10-K.

On October 7, 2016, our U.S. subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), issued 85,000 shares of Series A Preferred Stock (the "Series A Preferred Stock") for $85.0 million.  On February 22, 2021, funds managed by Oaktree Capital Management, L.P., the holders of the Series A Preferred Stock, exchanged all of their shares of Series A Preferred Stock for 12,633,427 shares of our common stock, representing 12.3% of our issued and outstanding common shares on a post-exchange basis.  The number of common shares issued in exchange for the Series A Preferred Shares was determined by dividing the aggregate liquidation preference of the Series A Preferred Stock of $88,434,000 by the exchange price of $7.00. Following the exchange, we will no longer be required to pay the 8.0% per year dividend on the Series A Preferred Stock, representing approximately $7.1 million of annual dividend savings.

SUNOPTA INC.	49	January 2, 2021 10-K

On April 24, 2020, SunOpta Foods issued 30,000 shares of Series B-1 Preferred Stock (the "Series B-1 Preferred Stock") for $30.0 million.  The Series B-1 Preferred Stock currently has a liquidation preference of approximately $1,015 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share.  Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, which presently equates to quarterly dividend distributions of approximately $0.6 million, and 10.0% of the liquidation preference thereafter.

For more information on the Series A and Series B-1 Preferred Stock, see note 15 to the consolidated financial statements at Item 15 of this Form 10-K.

We have commitments under certain master lease agreements that provide for up to approximately $45 million of financing in the aggregate related to the addition of new plant-based beverage and ingredient extraction processing and packaging equipment.  As at January 2, 2021, approximately $40 million of the related finance leases had not commenced.  The assets underlying these leases are expected to be available for use in 2021.

We believe that our operating cash flows, together with our new revolving and term loan facilities, will be adequate to meet our operating, investing, and financing needs in the foreseeable future.  However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock.  There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us.  In addition, we may explore the sale of selected non-core businesses or assets from time to time to reduce our indebtedness and/or improve our position to obtain additional financing.

Cash Flows

Operating Cash Flows from Continuing Operations

Cash provided by operating activities of continuing operations was $52.7 million for the year ended January 2, 2021, compared with cash used of $17.0 million for the year ended December 28, 2019, an increase in cash provided of $69.7 million, which reflected the period-over-period increase in our operating results, including the growth in our plant-based operations and improved performance in our frozen fruit operations, together with working capital improvements in 2020 and cost savings from headcount reductions and other measures taken in 2019.

Cash used in operating activities of continuing operations was $17.0 million for the year ended December 28, 2019, compared with cash provided of $6.0 million for the year ended December 29, 2018, an increase in cash used of $23.0 million.  The decrease in cash provided reflected a decline in the profitability of our frozen fruit operations due to the shortfall of frozen strawberry supply in 2019, and an increase in cash payments for costs incurred under the Value Creation Plan in 2019, together with reduced working capital efficiency.

Investing Cash Flows from Continuing Operations

Cash used in investing activities of continuing operations related to capital expenditures was $24.8 million for the year ended January 2, 2021, which reflected spending on the plant-based beverage and ingredient expansion projects, together with the addition of new automation at our frozen fruit facilities, compared with capital expenditures of $28.4 million for the year ended December 28, 2019.  The year-over-year decrease in capital expenditures reflect an increased use of leasing arrangements to support certain capital projects.  In 2020, we paid $12.7 million to settle the foreign currency economic hedge of the cash consideration from the sale of Tradin Organic.  Net proceeds from the sale of the soy and corn business were $63.3 million in 2019.

Excluding net proceeds from the sale of the soy and corn business of $63.3 million, cash used in investing activities of continuing operations was $28.4 million for the year ended December 28, 2019, compared with cash used of $24.0 million for the year ended December 29, 2018, an increase in cash used of $4.4 million.  Cash used in 2018 related to capital expenditures to expand our plant-based beverage capacity and increase automation in our frozen fruit operations.  Cash used in 2018 reflected capital expenditures of $26.9 million, related to the expansion of our plant-based beverage, roasted snack and frozen fruit processing capabilities, together with company-wide information technology enhancements, partially offset by $2.7 million from the sale of non-core businesses and assets.

SUNOPTA INC.	50	January 2, 2021 10-K

Financing Cash Flows from Continuing Operations

Cash used in financing activities of continuing operations was $386.6 million for the year ended January 2, 2021, compared with cash used of $18.6 million for the year ended December 28, 2019, an increase in cash used of $368.0 million, which reflected the repayment of approximately $355 million of indebtedness following the sale of Tradin Organic, together with other reductions in revolver borrowings through cash generated from operations and use of the net proceeds of $26.8 million from the issuance of Series B-1 Preferred Stock in 2020.

Cash used in financing activities of continuing operation was $18.6 million for the year ended December 28, 2019, compared with cash provided of $17.8 million for the year ended December 29, 2018, an increase in cash used of $36.4 million, which reflected the use of the net proceeds from the sale of the soy and corn business to repay revolver borrowings in 2019.

Cash Flows from Discontinued Operations

Net cash provided by discontinued operations was $369.9 million for the year ended January 2, 2021, compared with net cash used of $1.1 million for the year ended December 28, 2019, an increase in net cash provided of $371.0 million, which reflected the cash consideration received from the sale of Tradin Organic, together with an improved operating performance by Tradin Organic and reduced inventories of organic ingredients, offset by the repayment of revolver borrowings.

Net cash used by discontinued operations was $1.1 million for the year ended December 28, 2019, compared with net cash provided of $0.3 million for the year ended December 29, 2018, an increase in net cash used of $1.4 million, which reflected the net effect of a repayment of revolver borrowings in 2019 through the reduction of inventories of organic ingredients, compared with an increase in revolver borrowings in 2018 to support the expansion of Tradin Organic's cocoa processing operations.

Off - Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations

The table below sets out our contractual obligations as at January 2, 2021:

		Payments due by Period
	Total	2021	2022-2023	2024-2025	Thereafter
	$	$	$	$	$
Long-term debt	72,679	4,219	11,494	55,127	1,839
Interest on long-term debt(1)	5,890	1,314	2,288	2,288	—
Purchase commitments(2)	97,305	97,305	—	—	—
Operating leases	42,981	13,084	18,095	8,189	3,613
Long-term liabilities	200	200	—	—	—
	219,055	116,122	31,877	65,604	5,452

(1) Interest on long-term debt is calculated based on scheduled repayments over the periods as indicated, using applicable interest rates at January 2, 2021.

(2) Purchase obligations primarily represent open purchase orders for raw materials used in our production processes.

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

SUNOPTA INC.	51	January 2, 2021 10-K

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

Consideration is typically determined based on a fixed unit price for the quantity of product transferred.  Certain of our revenue contracts may give rise to an element of variable consideration in the form of rebates or discounts; however, variable consideration has historically been immaterial in the context of the total consideration due under the contracts.  We do not typically grant customers a general right of return for goods transferred, but we will generally accept returns of product for quality-related issues.  The cost of satisfying this promise of quality is accounted for as an assurance-type warranty obligation rather than variable consideration.  Our contracts do not typically include any significant payment terms, as payment is normally due shortly after the time of transfer.

Revenue contracts are typically represented by short-term, binding purchase orders from customers.  The timing of our revenue recognition, customer billings and cash collections, does not result in significant unbilled receivables (contract assets) or customer advances (contract liabilities) on the consolidated balance sheet.  Contract costs, such as sales commissions, are generally expensed as incurred given the short-term nature of the associated contracts.

See note 2 of the consolidated financial statements at Item 15 of this Form 10-K for disclosures related to revenue.

Accounts Receivable

Our accounts receivable primarily includes amounts due from our customers.  The carrying value of each account is carefully monitored with a view to assessing the likelihood of collection.  An allowance for credit losses is provided for as an estimate of losses that could result from customers defaulting on their obligations to us.  In assessing the amount of allowance required, a number of factors are considered including the age of the account, the credit-worthiness of the customer, payment terms, the customer's historical payment history, and general economic conditions.  Because the amount of the allowance is an estimate, the actual amount collected could differ from the carrying value of the amount receivable.  Note 7 of the consolidated financial statements at Item 15 of this Form 10-K provides a summary of the changes in the allowance for credit losses.

Inventory

Inventory is our largest current asset and consists primarily of raw materials and finished goods held for sale.  Inventories are valued at the lower of cost and estimated net realizable value.  In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory.  These factors include the age of inventory, the amount of inventory held by type, future demand for products, and the expected future selling price we expect to realize by selling the inventory.  Our estimates are judgmental in nature and are made at a point in time, using available information, including expected business plans and market conditions.  As a result, the actual amount received on sale could differ from our estimated value of inventory.  Note 8 of the consolidated financial statements at Item 15 of this Form 10-K provides a summary of the movements in the inventory reserve.

Leases

Lease assets and liabilities are recognized and measured based on the present value of future lease payments over the lease term.  In measuring lease assets and liabilities, critical estimates and assumptions include the amount and timing of the future lease payments based on the expected lease term, and the discount rate to apply to those future lease payments.  We generally use initial noncancelable lease term when determining the lease asset and liability.  The discount rate used to determine the present value of the future lease payments is the implicit rate in the lease if readily determinable.  When that rate is not readily determinable, we use our incremental borrowing rate, which we estimate using relevant interest rate yield curves and credit spreads derived from available market data and our corporate credit rating.

See note 10 of the consolidated financial statements at Item 15 of this Form 10-K for disclosures related to leases.

SUNOPTA INC.	52	January 2, 2021 10-K

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

For the year ended January 2, 2021 and December 28, 2019, we performed a qualitative assessment of goodwill and determined that the fair values of the Tradin Organic and Fruit Snacks reporting units with goodwill significantly exceeded their carrying values.  As a result, we concluded that goodwill was not impaired in 2020 or 2019.  Based on the results of quantitative testing performed for the year ended December 29, 2018, we recognized a goodwill impairment charge of $81.2 million (accumulated $196.2 million) to fully write-off the goodwill associated with the Frozen Fruit reporting unit, which is included in the Fruit-Based Foods and Beverages segment.

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

SUNOPTA INC.	53	January 2, 2021 10-K

Income Taxes

We are liable for income taxes in the U.S., Canada, and Mexico.  Our effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, the benefit of cross-jurisdictional financing structures, changes due to foreign exchange, changes in valuation allowance based on our recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations.

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

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in note 1 of the consolidated financial statements at Item 15 of this Form 10-K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates.  As at January 2, 2021, we had $50.9 million of variable rate debt, mainly comprised of our revolving credit facility, and $18.8 million principal amount of fixed rate debt, comprised of finance leases.  A one percent, or 100 basis-point, change in interest rates would have a pre-tax effect of approximately $0.5 million on our earnings and cash flows, based on current outstanding borrowings of variable rate debt, and the fair value of the fixed-rate finance leases would increase or decrease by approximately $3.0 million.

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional currency of our Canadian and Mexican operations is the U.S. dollar.  As at January 2, 2021, a 10% change in foreign exchange rates would not have a material impact on our consolidated financial position, results of operations, or cash flows.

Our operations based in the U.S. and Canada have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars.  Our Mexican operations are exposed to fluctuations in the Mexican peso on purchases of fruit inventory and operating costs in Mexico.  As at January 2, 2021, we held a combination of foreign currency put and call option contracts (a zero-cost collar), with a total notional amount of approximately $12 million, to economically hedge our exposure to the Mexican peso.  The collar has a ceiling rate of 24.00 Mexican pesos to the U.S. dollar and a floor rate of 21.14 Mexican pesos to the U.S. dollar.  If the spot rate is between the ceiling and floor rates on the date of maturity of each of the contracts, then we do not recognize any gain or loss under these contracts.  If the spot rate goes below the floor rate of the collar, we will recognize a foreign exchange gain, and if the spot rate goes above the ceiling rate of the collar, we will recognize a foreign exchange loss.  As at January 2, 2021, these contracts were marked-to-market resulting in an unrealized gain of $0.8 million.

SUNOPTA INC.	54	January 2, 2021 10-K

Price risk

Certain commodities we use in the production of our products are exposed to market price risk, including fruit varieties and sunflower seeds.  In addition, other inputs, such as packaging materials, fuel, energy, storage, and freight, are exposed to price fluctuations due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, transportation and storage demands, or other factors that are beyond our control.  We currently do not utilize derivative contracts to hedge our exposure to fluctuations in input prices.  Changes in the prices of our products may lag changes in the costs to produce our products due to contractual limitation or competitive pressures.  If we are unable to increase our prices to offset increasing costs, our gross margins, operating results, and cash flows could be materially affected.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements required by this item are set forth immediately following the signature page to this Form 10-K beginning on page F1 and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

SUNOPTA INC.	55	January 2, 2021 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 2, 2021.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 2, 2021. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of January 2, 2021, based on those criteria.

The effectiveness of our internal control over financial reporting as of January 2, 2021 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, that also audited our consolidated financial statements for the year ended January 2, 2021, as stated in their reports which appear herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 2, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	56	January 2, 2021 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on Internal Control over Financial Reporting

We have audited SunOpta Inc.'s internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunOpta Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated March 3, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

March 3, 2021

SUNOPTA INC.	57	January 2, 2021 10-K

Item 9B.  Other Information

None.

SUNOPTA INC.	58	January 2, 2021 10-K

PART III
Item 10.  Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after January 2, 2021 (the "2021 Proxy Statement").

Item 11.  Executive Compensation

The information required under this item is incorporated herein by reference from the 2021 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the 2021 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2021 Proxy Statement.

Item 14.  Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2021 Proxy Statement.

SUNOPTA INC.	59	January 2, 2021 10-K

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

3. Exhibits.  The list of exhibits in the Exhibit Index included in this annual report is incorporated herein by reference.

EXHIBIT INDEX

Exhibits	Description

2.1	Asset Purchase Agreement, dated as of February 22, 2019, by and between Pipeline Foods, LLC and SunOpta Grains and Foods Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 26, 2019).

2.2	Signing Protocol, dated November 10, 2020, by and among Coöperatie SunOpta U.A., SunOpta Inc., SunOpta Holdings, LLC, and Amsterdam Commodities N.V. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 12, 2020).

2.3	Master Purchase Agreement, dated November 25, 2020, by and among Coöperatie SunOpta U.A., SunOpta Inc., SunOpta Holdings, LLC, and Amsterdam Commodities N.V. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 30, 2020).

3.1	Amalgamation of Stake Technology Ltd. and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	Certificate of Amendment, dated October 31, 2003, to change the Company's name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to Exhibit 3i(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd., dated January 1, 2004 (incorporated by reference to Exhibit 3i(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.4	Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. and Kofman-Barenholtz Foods Limited, dated January 1, 2005 (incorporated by reference to Exhibit 3i(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

3.5	Articles of Amalgamation of SunOpta Inc. and 4307623 Canada Inc., dated January 1, 2006 (incorporated by reference to Exhibit 3i(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

3.6	Articles of Amalgamation of SunOpta Inc., 4208862 SunOpta Food Ingredients Canada Ltd., 4406150 Canada Inc. and 4406168 Canada Inc., dated January 1, 2007 (incorporated by reference to Exhibit 3i(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

SUNOPTA INC.	60	January 2, 2021 10-K

Exhibits	Description

3.7	Articles of Amalgamation of SunOpta Inc. and 4460596 Canada Inc., dated January 1, 2008 (incorporated by reference to Exhibit 3i(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.8	Amended and Restated By-law No. 14, dated May 27, 2010 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed on July 3, 2014).

3.9	Certificate of Amendment, dated July 10, 2013, to authorize the directors to fix the number of directors to be elected by the shareholders and to appoint one or more directors (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on July 3, 2014).

3.10	By-Law Number 15 of SunOpta Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).

4.1	Form of Certificate representing Common Shares, no par value (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed on September 2, 2011).

4.2	Shareholder Rights Plan Agreement, dated November 10, 2015, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).

4.3	Amended and Restated Shareholder Rights Plan Agreement, dated November 10, 2015, amended and restated as of April 18, 2016, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 20, 2016).

4.4	Amended and Restated Certificate of Incorporation of SunOpta Foods Inc., setting forth the terms of its Series A Preferred Stock, which is exchangeable for Common Shares of SunOpta Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 12, 2016).

4.5	Articles of Amendment of SunOpta Inc., setting forth the terms of its Special Shares, Series 1 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 12, 2016).

4.6	Indenture, dated as of October 20, 2016, among SunOpta Foods, the guarantors named therein and U.S. Bank National Association, as trustee and notes collateral agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 26, 2016).

4.7	Form of 9.5% Senior Secured Second Lien Notes due 2022 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 26, 2016).

4.8	Second Lien U.S. Security Agreement, dated as of October 20, 2016, among the grantors referred therein and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K filed on October 26, 2016).

4.9	Second Lien Canadian Security Agreement, dated as of October 20, 2016, among the grantors referred therein and U.S. Bank National Association, as notes collateral agent (incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K filed on October 26, 2016).

4.10	Amended and Restated Intercreditor Agreement, dated as of October 20, 2016, among Bank of America, N.A. as first lien collateral agent, the Notes Collateral Agent and the grantors referred therein (incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K filed on October 26, 2016).

SUNOPTA INC.	61	January 2, 2021 10-K

Exhibits	Description

4.11	Second Amended and Restated Certificate of Incorporation of SunOpta Foods Inc., setting forth the terms of its Series B Preferred Stock, which is exchangeable for Common Shares of SunOpta Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 2020).

4.12	Articles of Amendment of SunOpta Inc., setting forth the terms of its Special Shares, Series 2 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

4.13*	Description of Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

10.1†	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2011).

10.2	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 2014).

10.3+	Second Lien Loan Agreement, dated October 9, 2015, among SunOpta Inc., as Holdings, SunOpta Foods Inc., as the Borrower, Certain Subsidiaries of SunOpta Inc., as Subsidiary Guarantors and Loan Parties, the Several Lenders from Time to Time Parties Hereto, Bank of Montreal, as Administrative Agent and Collateral Agent, BMO Capital Markets Corp. and Coöperatieve Centrale Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland", New York Branch, as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2015).

10.4+	Credit Agreement, dated as of February 11, 2016, among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 17, 2016).

10.5	Second Amending Agreement, dated October 9, 2015, amending the Seventh Amended and Restated Credit Agreement, among SunOpta Inc. and SunOpta Foods, as Borrowers, Each of the Financial Institutions and Other Entities from Time to Time Parties Thereto, as Lenders, Certain Affiliates of the Borrowers, as Obligors, and Bank of Montreal, as Agent (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended January 2, 2016).

10.6	First Amendment, dated as of October 7, 2016, to the Credit Agreement, dated as of February 11, 2016, among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., each of the other borrowers and guarantors party thereto from time to time, the lenders party thereto from time to time, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent under the Dutch, and Bank of America, N.A, as Collateral Agent (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

10.7	First Amendment, dated as of October 7, 2016, to the Second Lien Loan Agreement, dated as of October 9, 2015, among SunOpta Inc., SunOpta Foods Inc., certain subsidiaries of SunOpta Inc., the several banks and other financial institutions or entities from time to time party thereto, and Bank of Montreal, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2016).

SUNOPTA INC.	62	January 2, 2021 10-K

Exhibits	Description

10.8	Subscription Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 12, 2016).

10.9	Investor Rights Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 12, 2016).

10.10	Exchange and Support Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 12, 2016).

10.11	Voting Trust Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 12, 2016).

10.12	Second Amendment and Joinder, dated September 19, 2017, to the Credit Agreement, dated as of February 11, 2016, among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 22, 2017).

10.13	Consent to Purchase Shares, dated May 6, 2017, among SunOpta Inc., Oaktree Organics, L.P., and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2017).

10.14	Amendment Agreement, dated May 6, 2017, between SunOpta Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., SunOpta Foods Inc. and OCM SunOpta Trustee, LLC. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 8, 2017).

10.15	Third Amendment and Joinder, dated as of October 22, 2018, to the Credit Agreement, dated as of February 11, 2016 (as amended by the First Amendment dated as of October 7, 2016 and as further amended by the Second Amendment and Joinder dated as of September 19, 2017), among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 25, 2018).

10.16†	Employment Agreement, effective March 29, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2019).

10.17†	Restricted Stock Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 2, 2019).

SUNOPTA INC.	63	January 2, 2021 10-K

Exhibits	Description

10.18†	Stock Option Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 2, 2019).

10.19†	Performance Share Unit Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 2, 2019).

10.20†	Employment Agreement, dated August 30, 2019, between SunOpta Inc. and Scott E. Huckins (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.21†	Restricted Stock Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.22†	Stock Option Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.23†	Performance Share Unit Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.24	Subscription Agreement, dated April 15, 2020, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2020).

10.25	Exchange and Support Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.26	Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.27	Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.28	Amended and Restated Investor Rights Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.29	Amended and Restated Observer Governance and Confidentiality Agreement, dated April 24, between SunOpta Inc. and Zachary Serebrenik (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 28, 2020).

SUNOPTA INC.	64	January 2, 2021 10-K

Exhibits	Description

10.30	Investor Rights Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc. and Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.31	Fourth Supplemental Indenture, dated April 23, 2020, between SunOpta Foods Inc., SunOpta Inc., the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.32†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on May 1, 2020).

10.33+	Restatement Agreement, dated as of January 28, 2020, amending and restating the Credit Agreement, dated as of February 11, 2016 (as amended by the First Amendment dated as of October 7, 2016, Second Amendment and Joinder dated as of September 19, 2017 and as further amended by the Third Amendment and Joinder dated as of October 22, 2018), among SunOpta Inc., SunOpta Foods Inc., The Organic Corporation B.V., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as U.S. Administrative Agent, Bank of America, N.A. (acting through its Canada Branch), as Canadian Administrative Agent, Bank of America, N.A. (acting through its London Branch), as Dutch Administrative Agent, and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 30, 2020).

10.34†	SunOpta Inc. 2020 Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2020).

10.35†	SunOpta Inc. 2020 Long Term Incentive Plan Summary (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 2020).

10.36+	Second Restatement Agreement, dated as of December 31, 2020, amending and restating the Existing Credit Agreement, dated as of February 11, 2016 (as amended by (i) the First Amendment dated as of October 7, 2016, (ii) the Second Amendment and Joinder dated as of September 19, 2017, (iii) the Third Amendment and Joinder dated as of October 22, 2018, and as amended and restated by the Restatement Agreement, dated as of January 28, 2020), among SunOpta Inc., SunOpta Foods Inc., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and the swingline lender, and JPMorgan Chase Bank, N.A., as term loan administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended January 5, 2021).

21*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

SUNOPTA INC.	65	January 2, 2021 10-K

Exhibits	Description

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	66	January 2, 2021 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Scott Huckins

Scott Huckins
Chief Financial Officer

Date: March 3, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph D. Ennen Joseph D. Ennen	Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2021
/s/ Scott Huckins Scott Huckins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 3, 2021
/s/ Dean Hollis Dean Hollis	Chair of the Board and Director	March 3, 2021
/s/ Albert Bolles Albert Bolles	Director	March 3, 2021
/s/ Derek Briffett Derek Briffett	Director	March 3, 2021
/s/ Rebecca Fisher Rebecca Fisher	Director	March 3, 2021
/s/ Katrina Houde Katrina Houde	Director	March 3, 2021
/s/ Leslie Starr Keating Leslie Starr Keating	Director	March 3, 2021
/s/ Ken Kempf Ken Kempf	Director	March 3, 2021

Item 16. Form 10-K Summary

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to information in the Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SUNOPTA INC.	67	January 2, 2021 10-K

SunOpta Inc.

SUNOPTA INC.	-F1-	January 2, 2021 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunOpta Inc. (the "Company") as of January 2, 2021 and December 28, 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended January 2, 2021 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 3, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-012, Leases (ASC 842).

Basis of Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of potential indicators of impairment of intangibles and property, plant and equipment
Description of the Matter

As described in Notes 9 and 12 to the consolidated financial statements, the Company has $133.3 million and $158.0 million of intangibles and property, plant and equipment, respectively, as at January 2, 2021. These amounts combined represent approximately 49.8% of the consolidated assets of SunOpta as at January 2, 2021. The Company reviews property, plant and equipment and finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Refer to Note 1 of the consolidated financial statements for a description of the Company’s impairment assessment accounting policy.

Auditing the Company’s assessment of potential indicators of impairment of intangible assets and long-lived assets was complex due to the degree of judgment required in evaluating management’s significant assumptions, all of which are sensitive to and affected by economic, industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s impairment assessment process. This included controls over the qualitative impairment indicators analyses of intangible and long-lived assets including underlying data used to perform the analysis.

To test the adequacy of the Company’s assessment, our audit procedures included, among others, assessing the methodologies used and testing the significant assumptions, including the completeness and accuracy of the underlying data used by the Company. For example, we compared the significant assumptions used by management to current industry and economic trends, historical financial results and other relevant factors such as customers attrition rate and historical results by revenue streams and margins.

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We have served as the Company's auditor since 2018.

Toronto, Canada

March 3, 2021

SUNOPTA INC.	-F2-	January 2, 2021 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
		(note 1)	(note 1)

Revenues (note 2)	789,213	721,596	783,972

Cost of goods sold	680,136	656,093	713,441

Gross profit	109,077	65,503	70,531

Selling, general and administrative expenses	89,463	80,603	82,517
Intangible asset amortization (note 12)	8,946	9,112	9,151
Other expense (income), net (note 18)	23,393	(40,639)	5,242
Goodwill impairment (note 11)	—	—	81,222
Foreign exchange loss (gain)	(1,640)	(157)	314

Earnings (loss) from continuing operations before the following	(11,085)	16,584	(107,915)

Interest expense, net (note 14)	30,042	32,765	33,121
Loss on retirement of debt (note 14)	8,915	—	—

Loss from continuing operations before income taxes	(50,042)	(16,181)	(141,036)

Recovery of income taxes (note 19)	(2,740)	(3,101)	(13,566)

Loss from continuing operations	(47,302)	(13,080)	(127,470)

Earnings from discontinued operations (note 3)	124,820	12,322	18,265

Net earnings (loss)	77,518	(758)	(109,205)

Dividends and accretion on preferred stock (note 15)	(10,328)	(8,022)	(7,909)

Earnings (loss) attributable to common shareholders	67,190	(8,780)	(117,114)

Basic and diluted earnings (loss) per share (note 20)
From continuing operations	(0.65)	(0.24)	(1.55)
From discontinued operations	1.40	0.14	0.21
Basic and diluted earnings (loss) per share	0.75	(0.10)	(1.34)

Weighted-average common shares outstanding (000s) (note 20)
Basic	89,234	87,787	87,082
Diluted	89,234	87,787	87,082

(See accompanying notes to consolidated financial statements)
SUNOPTA INC.	-F3-	January 2, 2021 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All dollar amounts expressed in thousands of U.S. dollars)

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
		(note 1)	(note 1)

Loss from continuing operations	(47,302)	(13,080)	(127,470)
Earnings from discontinued operations	124,820	12,322	18,265
Net earnings (loss)	77,518	(758)	(109,205)

Other comprehensive earnings (loss), net of income taxes
Changes related to cash flow hedges
Unrealized gains, net	—	—	384
Reclassification of gains to earnings	—	—	(79)
Net changes related to cash flow hedges	—	—	305
Currency translation adjustment	2,405	(1,604)	(2,704)

Reclassification of accumulated currency translation adjustment of discontinued operations (note 3)	10,229	—	—
Other comprehensive earnings (loss), net of income taxes	12,634	(1,604)	(2,399)

Comprehensive earnings (loss)	90,152	(2,362)	(111,604)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F4-	January 2, 2021 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at January 2, 2021 and December 28, 2019
(All dollar amounts expressed in thousands of U.S. dollars)
	January 2, 2021	December 28, 2019
	$	$
		(note 1)
ASSETS
Current assets
Cash and cash equivalents	251	128
Accounts receivable, net of allowances for credit losses of $1,257 and $630, respectively (note 7)	72,724	71,818
Inventories (note 8)	147,748	153,562
Prepaid expenses and other current assets	21,665	20,558
Current income taxes recoverable	6,935	7,480
Current assets held for sale (note 3)	—	236,408
Total current assets	249,323	489,954

Property, plant and equipment (note 9)	158,048	159,675
Operating lease right-of-use assets (note 10)	35,172	65,939
Goodwill (note 11)	3,998	3,998
Intangible assets (note 12)	133,317	142,263
Other assets	5,757	1,991
Long-term assets held for sale (note 3)	—	59,539

Total assets	585,615	923,359

LIABILITIES
Current liabilities
Bank indebtedness (note 14)	—	241,666
Accounts payable and accrued liabilities (note 13)	118,592	89,136
Income taxes payable	1,431	356
Current portion of long-term debt (note 14)	3,478	2,492
Current portion of operating lease liabilities (note 10)	12,750	16,084
Current portion of long-term liabilities	200	4,286
Current liabilities held for sale (note 3)	—	51,644
Total current liabilities	136,451	405,664

Long-term debt (note 14)	66,245	235,840
Operating lease liabilities (note 10)	24,582	50,657
Long-term liabilities	—	982
Deferred income taxes (note 19)	25,408	9,040
Long-term liabilities held for sale (note 3)	—	8,743
Total liabilities	252,686	710,926

Series A Preferred Stock (note 15)	87,305	82,524
Series B-1 Preferred Stock (note 15)	27,595	—

EQUITY
SunOpta Inc. shareholders' equity
Common shares, no par value, unlimited shares authorized,90,194,220 shares issued (December 28, 2019 - 88,089,733)	326,545	318,456
Additional paid-in capital	37,862	35,767
Accumulated deficit	(147,741)	(214,931)
Accumulated other comprehensive income (loss)	1,363	(11,271)
	218,029	128,021
Non-controlling interests	—	1,888
Total equity	218,029	129,909

Total equity and liabilities	585,615	923,359

Commitments and contingencies (note 23)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	January 2, 2021 10-K

SunOpta Inc.
Consolidated Statements of Shareholders’ Equity
As at and for the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All dollar amounts expressed in thousands of U.S. dollars)
					Accumulated
			Additional		other com-
			paid-in		prehensive	Non-
	Common shares		capital	Accumulated deficit	income (loss)	controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 30, 2017	86,757	308,899	28,006	(89,291)	(7,268)	1,575	241,921

Employee share purchase plan	112	630	—	—	—	—	630
Stock incentive plan	554	4,828	(3,517)	—	—	—	1,311
Withholding taxes on stock-based awards	—	—	(632)	—	—	—	(632)
Stock-based compensation	—	—	7,939	—	—	—	7,939
Dividends on preferred stock (note 15)	—	—	—	(6,800)	—	—	(6,800)
Accretion on preferred stock (note 15)	—	—	—	(1,109)	—	—	(1,109)
Loss from continuing operations	—	—	—	(127,470)	—		(127,470)
Earnings from discontinued operations	—	—	—	18,265	—	62	18,327
Currency translation adjustment	—	—	—	—	(2,704)	145	(2,559)
Cash flow hedges, net of income taxes of $130	—	—	—	—	305	—	305
Dividends paid by subsidiary to non- controlling interest	—	—	—	—	—	(278)	(278)
Cumulative effect of adoption of new revenue accounting standard	—	—	—	254	—	—	254

Balance at December 29, 2018	87,423	314,357	31,796	(206,151)	(9,667)	1,504	131,839

Employee share purchase plan	185	475	—	—	—	—	475
Stock incentive plan	482	3,624	(3,120)	—	—	—	504
Withholding taxes on stock-based awards	—	—	(394)	—	—	—	(394)
Stock-based compensation	—	—	7,485	—	—	—	7,485
Dividends on preferred stock (note 15)	—	—	—	(6,800)	—	—	(6,800)
Accretion on preferred stock (note 15)	—	—	—	(1,222)	—	—	(1,222)
Loss from continuing operations	—	—	—	(13,080)	—	—	(13,080)
Earnings from discontinued operations	—	—	—	12,322	—	154	12,476
Currency translation adjustment	—	—	—	—	(1,604)	(10)	(1,614)
Capital contribution to majority-owned subsidiary	—	—	—	—	—	271	271
Dividends paid by subsidiary to non- controlling interest	—	—	—	—	—	(31)	(31)

Balance at December 28, 2019	88,090	318,456	35,767	(214,931)	(11,271)	1,888	129,909

Employee share purchase plan	114	462	—	—	—	—	462
Stock incentive plan	1,990	7,627	(6,041)	—	—	—	1,586
Withholding taxes on stock-based awards	—	—	(4,080)	—	—	—	(4,080)
Stock-based compensation	—	—	12,216	—	—	—	12,216
Dividends on preferred stock (note 15)	—	—	—	(8,636)	—	—	(8,636)
Accretion on preferred stock (note 15)	—	—	—	(1,692)	—	—	(1,692)
Loss from continuing operations	—	—	—	(47,302)	—	—	(47,302)
Earnings from discontinued operations	—	—	—	124,820	—	(301)	124,519
Currency translation adjustment	—	—	—	—	2,405	(44)	2,361
Capital contribution to majority-owned subsidiary	—	—	—	—	—	67	67
Dividend paid by subsidiary to non- controlling interest	—	—	—	—	—	(66)	(66)
Disposition of discontinued operations (note 3)	—	—	—	—	10,229	(1,544)	8,685

Balance at January 2, 2021	90,194	326,545	37,862	(147,741)	1,363	—	218,029

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	January 2, 2021 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All dollar amounts expressed in thousands of U.S. dollars)

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
		(note 1)	(note 1)
CASH PROVIDED BY (USED IN)
Operating activities
Net earnings (loss)	77,518	(758)	(109,205)
Earnings from discontinued operations	124,820	12,322	18,265
Loss from continuing operations	(47,302)	(13,080)	(127,470)
Items not affecting cash:
Depreciation and amortization	30,308	29,266	28,159
Amortization of debt issuance costs (note 14)	4,078	2,721	2,536
Deferred income taxes (note 19)	7,553	1,075	(7,020)
Stock-based compensation (note 17)	11,676	6,340	6,773
Loss on foreign currency forward contract (note 3)	12,658	—	—
Impairment of long-lived assets (note 18)	7,803	—	409
Loss on retirement of debt (note 14)	8,915	—	—
Gain on sale of business (note 4)	—	(44,027)	—
Goodwill impairment (note 11)	—	—	81,222
Reserve for notes receivable (note 18)	—	—	2,232
Other	(157)	(34)	(210)
Changes in operating assets and liabilities, net of businesses sold (note 21)	17,131	731	19,369
Net cash provided by (used in) operating activities of continuing operations	52,663	(17,008)	6,000
Net cash provided by (used in) operating activities of discontinued operations	39,033	26,817	(17,141)
Net cash provided by (used in) operating activities	91,696	9,809	(11,141)

Investing activities
Purchases of property, plant and equipment	(24,754)	(28,387)	(26,867)
Cash settlement of foreign currency forward contract (note 3)	(12,658)	—	—
Net proceeds from sale of businesses (note 4)	—	63,324	1,236
Proceeds from sale of assets	—	—	1,437
Other	41	—	159
Net cash provided by (used in) investing activities of continuing operations	(37,371)	34,937	(24,035)
Net cash provided by (used in) investing activities of discontinued operations	361,889	(7,718)	(4,736)
Net cash provided by (used in) investing activities	324,518	27,219	(28,771)

Financing activities
Increase (decrease) under revolving credit facilities (note 14)	(175,990)	(11,290)	24,212
Repayment of long-term debt, including premium paid (note 14)	(231,431)	(1,281)	(592)
Borrowings of long-term debt (note 14)	5,179	637	—
Payment of debt issuance costs	(4,888)	(412)	—
Proceeds on issuance of Series B-1 Preferred Stock, net of issuance costs (note 15)	26,804	—	—
Payment of cash dividends on preferred stock (note 15)	(4,078)	(6,800)	(6,800)
Proceeds from the exercise of stock options and employee share purchases	2,048	979	1,941
Payment of withholding taxes on stock-based awards	(4,080)	(394)	(632)
Other	(185)	(19)	(292)
Net cash provided by (used in) financing activities of continuing operations	(386,621)	(18,580)	17,837
Net cash provided by (used in) financing activities of discontinued operations	(31,063)	(20,183)	22,197
Net cash provided by (used in) financing activities	(417,684)	(38,763)	40,034

Increase (decrease) in cash and cash equivalents during the year	(1,470)	(1,735)	122

Cash and cash equivalents of discontinued operations:
Balance at the beginning of the year	1,370	2,501	2,251
Foreign exchange gain (loss) on cash and cash equivalents	223	(47)	(70)
Less: Balance at the end of year	—	(1,370)	(2,501)

Cash and cash equivalents, beginning of the year	128	779	977

Cash and cash equivalents, end of the year	251	128	779

Non-cash investing and financing activities (notes 10 and 21)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F7-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of SunOpta Inc. and those of its wholly-owned subsidiaries (collectively, the "Company" or "SunOpta") and have been prepared by the Company in United States ("U.S.") dollars and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated on consolidation.

Discontinued Operations

As described in note 3, on December 30, 2020, the Company completed the divestiture of its organic ingredient sourcing and production business, Tradin Organic. With the divestiture, Tradin Organic qualified for reporting as discontinued operations in the consolidated financial statements for the current and comparative periods. Accordingly, the operating results and cash flows of Tradin Organic for the years ended December 28, 2019 and December 29, 2018 have been reclassified to discontinued operations on the consolidated statements of operations and cash flows, and the assets and liabilities of Tradin Organic have been reclassified and reported as held for sale on the consolidated balance sheet as at December 28, 2019. In addition, unless otherwise indicated, the information disclosed below in these notes to the consolidated financial statements is presented on a continuing operations basis, with the comparative period information recast to reflect Tradin Organic as discontinued operations.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2020 was a 53-week period ending on January 2, 2021. Fiscal years 2019 and 2018 were each 52-week periods ending on December 28, 2019 and December 29, 2018, respectively. Fiscal year 2021 will be a 52-week period ending on January 1, 2022, with quarterly periods ending on April 3, 2021, July 3, 2021, and October 2, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Areas involving significant estimates and assumptions include: allowances for credit losses; inventory reserves; income tax liabilities and assets, and related valuation allowances; provisions for loss contingencies related to claims and litigation; useful lives of property, plant and equipment and intangible assets; expected lease terms and discount rates in measuring lease assets and liabilities; expected future cash flows used in evaluating long-lived assets for impairment; and reporting unit fair values in testing goodwill for impairment. The estimates and assumptions made require judgment on the part of management and are based on the Company's historical experience and various other factors that are believed to be reasonable in the circumstances. Management continually evaluates the information that forms the basis of its estimates and assumptions as the business of the Company and the general business environment changes.

Financial Instruments

The Company's financial instruments recognized in the consolidated balance sheets and included in working capital consist of cash and cash equivalents, accounts receivable, foreign currency derivative instruments, and accounts payable and accrued liabilities. Cash and cash equivalents and derivative instruments are measured at fair value each reporting period. The fair values of the remaining financial instruments approximate their carrying values due to their short-term maturities.

The Company's financial instruments exposed to credit risk include cash equivalents, accounts receivable and derivative instruments. The Company places its cash and cash equivalents with institutions of high creditworthiness. To limit the credit risk associated with derivative instruments, the Company contracts with counterparties that are highly-rated financial institutions. The Company routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. The Company closely monitors receivable balances and estimates an allowance for credit losses based on historical collection experience, and account aging analysis and trends, and evaluates the adequacy of the allowance each reporting period, considering individual customer account reviews, write-offs recorded in the period, sales forecasts and trends, and current and expected economic and customer-specific conditions.

SUNOPTA INC.	-F8-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
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

Foreign Currency Translation

Exchange gains and losses on transactions occurring in a currency other than an operation's functional currency are recognized in earnings.

Foreign currency gains and losses related to the remeasurement of the Company's Mexican operation into its U.S. dollar functional currency are recognized in earnings.

The assets and liabilities of the disposed operations of Tradin Organic that had a functional currency other than the U.S. dollar were translated into U.S. dollars at the exchange rate prevailing at the balance sheet date, and at the average rate for the reporting period for revenue and expense items. The cumulative currency translation adjustment was recorded as a component of accumulated other comprehensive income/loss in shareholders' equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less.

Accounts Receivable

Accounts receivable includes trade receivables that are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is an estimate of the amount of probable losses in existing accounts receivable. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. As at January 2, 2021, two long-term customers represented 17% and 11%, respectively, of the Company's consolidated trade receivables balance. The Company does not believe it is exposed to any significant credit risks with respect to these customers.

Inventories

Inventories are valued at the lower of cost and net realizable value. Shipping and handling costs are included in cost of goods sold on the consolidated statements of operations.

SUNOPTA INC.	-F9-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
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

Leases

Effective the first day of fiscal 2019, the Company changed its method of accounting for leases following the adoption of Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842), on a modified retrospective basis. As permitted, the Company elected not to apply the guidance to periods prior to 2019. ASU 2016-02 amended the legacy accounting for leases, including the recognition of right-of-use assets and lease liabilities for leases classified as operating leases, while the accounting for finance leases remained unchanged.

At the lease commencement date, the Company recognizes operating and finance lease assets and liabilities based on the present value of future lease payments over the lease term. The discount rate used to determine the present value of the future lease payments is the implicit rate in the lease if readily determinable. When that rate is not readily determinable, the Company applies its incremental borrowing rate, which its estimated using relevant interest rate yield curves and credit spreads derived from available market data and the Company's corporate credit rating. See note 10 for further disclosures related to leases.

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment in the fourth quarter of each fiscal year. The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company elects to quantitatively assess goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, the Company estimates the fair value of each of its reporting units. Goodwill impairment charges are recognized based on the excess of a reporting unit's carrying amount over its fair value. The fair values of the reporting units are determined using an income approach (discounted cash flow method). The results of the Company's annual impairment tests for goodwill are described in note 11.

Intangible Assets

The Company's finite-lived intangible assets consist of customer relationships and fully-amortized patents and trademarks. Customer relationships are being amortized on a straight-line basis over their estimated useful lives ranging from 10 to 25 years.

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
SUNOPTA INC.	-F10-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Derivative Instruments

The Company utilizes foreign currency forward contracts to manage its exposure to exchange rate fluctuations relating to foreign currency denominated inventory purchases and operating costs. Contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

Foreign currency forward contracts are recognized on the consolidated balance sheets at fair value. Gains or losses in the fair value of foreign currency forward contracts not specifically designated as hedging instruments are included in foreign exchange gain/loss on the consolidated statements of operations. For contracts designated as accounting hedges, gains or losses in fair value are recognized in other comprehensive earnings and subsequently recognized in earnings in the same period the hedged item affects earnings. The ineffective portion of an accounting hedge is recognized in earnings in the current period. As at January 2, 2021, the Company did not have any foreign currency forward contracts designated as accounting hedges.

Debt Issuance Costs

Costs incurred in connection with obtaining debt financing are deferred and amortized over the term of the financing arrangement using the effective interest method. Costs incurred to secure revolving credit facilities are recorded in other long-term assets. All other debt issuance costs are recorded as a direct deduction from the related debt liability.

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

The Company is subject to ongoing tax exposures, examinations and assessments in various jurisdictions. Accordingly, the Company may incur additional income tax expense based upon the outcomes of such matters. In addition, when applicable, the Company adjusts income tax expense to reflect the Company's ongoing assessments of such matters, which requires judgment and can materially increase or decrease its effective rate as well as impact operating results. The evaluation of tax positions taken or expected to be taken in a tax return is a two-step process, whereby (i) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position, and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the related tax authority.

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
SUNOPTA INC.	-F11-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
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

Recent Accounting Pronouncements

Adoption of New Accounting Standard

Effective the first quarter of 2020, the Company adopted ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which requires the immediate recognition of expected versus incurred credit losses for most financial assets. The Company adopted ASU 2016-13 under the modified retrospective approach and applied the new guidance to its short-term accounts receivable. The adoption of this new guidance did not result in the recognition of additional allowances for credit losses.
2.  Revenue

The Company procures, processes, and packages plant-based and fruit-based foods and beverages.  The Company's customers include retailers, foodservice operators, branded food companies, and food manufacturers.

Revenue is recognized when performance obligations under the terms of a contract with a customer are satisfied, which is upon the transfer of control of the contracted goods.  Except for goods sold under bill-and-hold arrangements, control is transferred when title and physical possession of the product has transferred to the customer, which is at the point in time that product is shipped from the Company's facilities or delivered to a specified destination, depending on the terms of the contract, and the Company has a present right to payment.  Under bill-and-hold arrangements, whereby the Company bills a customer for product to be delivered at a later date, control typically transfers when the product is ready for physical transfer to the customer, and the Company has a present right to payment.
SUNOPTA INC.	-F12-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

A performance obligation is a promise within a contract to transfer distinct goods to the customer.  A contract with a customer may involve multiple products and/or multiple delivery dates, with the transfer of each product at each delivery date being considered a distinct performance obligation, as each of the Company's products has standalone utility to the customer.  In these cases, the contract's transaction price is allocated to each performance obligation based on relative standalone selling prices and recognized as revenue when each individual product is transferred to the customer.  Other promises in the contract-for example, the promise to provide quality assurance testing to ensure the product meets specification and is fit for its intended use-are not separable from the promise to deliver goods and are therefore not considered distinct.

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods.  Consideration is typically determined based on a fixed unit price for the quantity of product transferred.  Certain contracts may give rise to an element of variable consideration in the form of rebates or discounts.  For contracts involving variable consideration, the Company estimates the transaction price based on the amount of consideration to which it expects to be entitled.  These estimates are determined based on historical experience and the expected outcome of the variable consideration, and are updated as new information becomes available, including actual claims paid, which indicate an estimate is not indicative of the expected results.  Changes to these estimates are recorded in the period the adjustment is identified.  The Company does not typically grant customers a general right of return for goods transferred but will generally accept returns of product for quality-related issues.  The cost of satisfying this promise of quality is accounted for as an assurance-type warranty obligation rather than variable consideration.  The Company's contracts do not typically include any significant payment terms, as payment is normally due shortly after the time of transfer.

Revenue contracts are typically represented by short-term, binding purchase orders from customers, identifying the quantity and pricing for products to be transferred.  Customer orders may be issued under long-term master supply arrangements.  On their own, these master supply arrangements are typically not considered contracts for purposes of revenue recognition, as they do not create enforceable rights and obligations regarding the quantity, pricing, or timing of goods to be transferred (for example, by imposing minimum purchase obligations on the part of the customer).  Certain master supply arrangements provide for the transfer of product on a bill-and-hold basis at the specific request of the customer.  Goods are produced under these bill-and-hold arrangements to meet individual customer specifications, and, therefore, are identifiable as belonging to the customer and cannot be directed to another customer.

The timing of the Company's revenue recognition, customer billings and cash collections, does not result in significant unbilled receivables (contract assets) or customer advances (contract liabilities) on the consolidated balance sheet.  Contract costs, such as sales commissions, are generally expensed as incurred given the short-term nature of the associated contracts.
SUNOPTA INC.	-F13-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table presents a disaggregation of the Company's revenues based on categories used by the Company to evaluate sales performance:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Plant-Based Foods and Beverages
Beverages and broths	332,390	286,381	244,888
Plant-based ingredients	28,156	22,944	14,788
Sunflower and roasted snacks	54,618	52,073	51,297
Flexible resealable pouch and nutrition bar products	—	—	3,103
Total Plant-Based Foods and Beverages	415,164	361,398	314,076

Fruit-Based Foods and Beverages
Frozen fruit	284,559	258,298	271,417
Fruit-based ingredients	40,543	47,762	50,830
Fruit snacks	48,947	43,792	43,222
Total Fruit-Based Foods and Beverages	374,049	349,852	365,469

Global Ingredients
Soy and corn	—	10,346	104,427
Total Global Ingredients	—	10,346	104,427

Total revenues	789,213	721,596	783,972

3. Discontinued Operations

Tradin Organic

On December 30, 2020 (the "Closing Date"), the Company completed the divestiture of its organic ingredient sourcing and production business, Tradin Organic, by selling all of the Company's interests and rights in The Organic Corporation B.V. and Tradin Organics USA LLC to Amsterdam Commodities N.V. (the "Purchaser"), pursuant to a Master Purchase Agreement, dated November 25, 2020, among the Company, the Purchaser, and the other parties thereto (the "Transaction"). The global operations of Tradin Organic included its organic and non-GMO ingredient sourcing operations centered in Amsterdam, The Netherlands, and Scott's Valley, California, together with its consumer-packaged premium juice co-manufacturing business, and its cocoa, sunflower, sesame, and avocado ingredient processing facilities located in the Netherlands, Bulgaria, and Ethiopia. Together with the Company's former soy and corn business (see note 4), Tradin Organic comprised the Company's Global Ingredients operating segment.

In connection with the Transaction, the Company and the Purchaser entered into a Supply Agreement as of the Closing Date, whereby the Company may continue to purchase specified organic ingredients from Tradin Organic for use in the Company's plant-based and fruit-based operations. The initial term of Supply Agreement is for five years and is renewable for one-year periods thereafter. The products are to be supplied at competitive market prices based on the landed cost to Tradin Organic of the underlying commodities. The Supply Agreement does not impose any minimum purchase commitments on the Company but does require the Company to purchase substantially all of its requirements for the specified products from Tradin Organic, which totaled approximately $20 million during the year ended January 2, 2021.

As of the Closing Date, the Company received cash consideration from the Transaction of $373.7 million (€305.1 million), net of cash acquired and debt assumed by the Purchaser and subject to certain post-closing adjustments, translated using the closing rate of exchange of euros to U.S. dollars on December 29, 2020. The Company realized a cash loss of $12.7 million on a foreign currency forward contract that it entered into to economically hedge the exchange rate risks on the euro-denominated cash consideration between the date of the Master Purchase Agreement and the Closing Date. The Company recorded this loss in other expense from continuing operations in the statement of operations for the year ended January 2, 2021, as the loss is not considered a direct operating item of the discontinued operations of Tradin Organic.

SUNOPTA INC.	-F14-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

In connection with the Transaction, on December 31, 2020, the Company repaid in full the approximately $72 million of outstanding borrowings under the Dutch subfacility of the Company's Global Credit Facility as of the Closing Date. In addition, on December 31, 2020, the Company utilized $233.3 million of the cash consideration from the Transaction to redeem all of its outstanding 9.5% senior secured second lien notes due October 2022 (including accrued interest and premium paid on redemption of $9.8 million in total) and repaid approximately $60 million of other outstanding borrowings under its Global Credit Facility. (See note 14.)

The following table presents the major classes of assets and liabilities of Tradin Organic included as part of discontinued operations as at the Closing Date and December 28, 2019:

	December 30, 2020	December 28, 2019
	$	$
Assets
Cash and cash equivalents	6,037	1,370
Accounts receivable	50,025	49,627
Inventories	155,829	169,984
Other current assets	15,424	15,427
Total current assets	227,315	236,408

Property, plant and equipment	25,787	24,875
Goodwill	25,320	24,424
Intangible assets	6,291	7,746
Other long-term assets	2,566	2,494
Total long-term assets	59,964	59,539

Total assets	287,279	295,947

Liabilities
Bank indebtedness	296	3,870
Accounts payable and accrued liabilities	39,218	44,430
Other current liabilities	2,239	3,344
Total current liabilities	41,753	51,644

Long-term debt	6,087	6,364
Other long-term liabilities	1,869	2,379
Total long-term liabilities	7,956	8,743

Total liabilities	49,709	60,387

SUNOPTA INC.	-F15-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

As of the Closing Date, the Company recognized the following pre-tax gain on sale of Tradin Organic in discontinued operations:

$
Cash consideration	373,709
Less: costs to sell	(15,636)
Net proceeds	358,073

Total assets sold	287,279
Total liabilities sold	(49,709)
Net assets sold	237,570
Less: non-controlling interests	(1,544)
Add: accumulated other comprehensive loss	10,229
Carrying amount of net assets sold	246,255

Pre-tax gain on sale	111,818

The following table reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statements of operations for the years ended January 2, 2021, December 28, 2019 and December 29, 2018:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Revenues	503,036	468,426	476,880
Cost of goods sold	441,277	418,676	423,941
Selling, general and administrative expenses(1)	26,953	27,737	25,731
Intangible asset amortization	1,451	1,859	1,887
Other expense (income), net	(782)	591	(2,417)
Foreign exchange loss (gain)	3,142	(1,147)	(62)
Interest expense(2)	2,409	1,912	1,285
Earnings before gain of sale	28,586	18,798	26,515
Pre-tax gain on sale	111,818	—	—
Earnings from discontinued operations before income taxes	140,404	18,798	26,515
Provision for income taxes	15,885	6,322	8,188
Earnings (loss) attributable to non-controlling interests	(301)	154	62
Earnings from discontinued operations	124,820	12,322	18,265

(1) Selling, general and administrative expenses exclude management fees charged by SunOpta Corporate Services and include stock-based compensation expense attributable to employees of Tradin Organic.

(2) Interest expense reflects interest on debt directly attributable to Tradin Organic including borrowings by Tradin Organic under the Dutch subfacility of the Company's Global Credit Facility.
4. Sale of Soy and Corn Business

On February 22, 2019, the Company's completed the sale of its specialty and organic soy and corn business to Pipeline Foods, LLC for $66.5 million, subject to certain post-closing adjustments. The soy and corn business engaged in seed and grain conditioning and corn milling from five facilities located in the U.S. and formed part of the Company's Global Ingredients segment. The net proceeds from this transaction were initially used to repay borrowings under the Company's Global Credit Facility.

SUNOPTA INC.	-F16-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

For the year ended December 28, 2019, the Company recognized the following pre-tax gain on sale of the soy and corn business, which was recognized in other income:

$
Cash consideration	66,500
Less: post-closing adjustments	(1,348)
Less: costs to sell	(1,828)
Net proceeds	63,324

Current assets	22,810
Property, plant and equipment	8,423
Goodwill	1,526
Current liabilities	(13,462)
Net assets sold	19,297

Pre-tax gain on sale	44,027

As the soy and corn business did not qualify for presentation as discontinued operations, operating results for this business prior to February 22, 2019 were reported in continuing operations on the consolidated statements of operations for years ended December 28, 2019 and December 29, 2018. For the period ended February 22, 2019, the soy and corn business had revenues of $10.3 million and a loss before income taxes of $0.2 million. For the year ended December 29, 2018, the soy and corn business had revenues of $104.4 million and earnings before income taxes of $2.3 million (net of management fees charged by SunOpta Corporate Services).
5. Value Creation Plan

All amounts disclosed below in this note include continuing and discontinued operations.

Established in 2016, the Company's Value Creation Plan has been a multi-year, broad-based initiative focused on increasing shareholder value through structural investments in people, processes and assets, together with restructuring activities to streamline operations. In 2020, measures taken under the Value Creation Plan included the consolidation of manufacturing assets in the Company's frozen fruit operations, including the exit from the Company's Santa Maria, California, leased frozen fruit processing facility (completed February 1, 2021), and the consolidation of the Company's corporate office functions into Minneapolis, Minnesota. Prior to 2020, measures taken under the Value Creation Plan included the sale of the Company's soy and corn business (see note 4) in 2019, the consolidation of roasted snack operations and related disposal of the Company's former roasting facility in Wahpeton, North Dakota, in 2018, the exit from flexible resealable pouch and nutrition bar product lines and operations initiated in 2017, and the closure of the Company's former juice processing facility in San Bernardino, California, in 2016. In addition, over the course of the Value Creation Plan, the Company made a series of organizational changes to its executive and senior management teams, including new Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") appointments and leadership additions to many corporate, commercial, and operational functions. The Company also implemented a number of cost-saving measures, including workforce reductions, while adding new expertise in the areas of quality, food safety, sales, marketing, operations, and engineering, and making capital investments in automation and other productivity initiatives to improve manufacturing efficiencies.

The Company considers that the measures taken in 2020 mark the substantial completion of the Value Creation Plan. In the first quarter of 2021, the Company expects to incur approximately $1.5 million of additional costs to complete the exit from the Santa Maria facility, and transfer production to its other frozen fruit processing facilities.
SUNOPTA INC.	-F17-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes costs incurred under the Value Creation Plan for each of the three years in the period ended January 2, 2021:

	(a)	(b)	(c)
		Employee
	Asset	recruitment,
	impairments	retention and
	and facility	termination	Professional
	closure costs	costs	fees	Total
	$	$	$	$
2020
Balance payable, beginning of year	201	4,026	—	4,227
Costs incurred and charged to expense	6,732	2,944	1,004	10,680
Cash payments, net	(643)	(5,822)	(1,004)	(7,469
Non-cash adjustments	(6,290)	894	—	(5,396
Balance payable, end of year(1)	—	2,042	—	2,042

2019
Balance payable, beginning of year	477	436	—	913
Costs incurred and charged to expense	308	7,988	1,353	9,649
Cash payments, net	(584)	(8,529)	(1,353)	(10,466
Non-cash adjustments	—	4,131	—	4,131
Balance payable, end of year	201	4,026	—	4,227

2018
Balance payable (receivable), beginning of year	(700)	4,427	—	3,727
Costs incurred and charged to expense	1,364	600	410	2,374
Cash receipts (payments), net	1,068	(4,591)	(410)	(3,933
Non-cash adjustments	(1,255)	—	—	(1,255
Balance payable, end of year	477	436	—	913

(1) Balance payable as at January 2, 2021, was included in accounts payable and accrued liabilities on the consolidated balance sheet.

(a) Asset impairments and facility closure costs

For the year ended January 2, 2021, costs incurred included a loss on the disposal of redundant assets related to the exit from the Santa Maria, California, frozen fruit processing facility and costs to dismantle and move retained equipment to the Company's other processing facilities, together with the write-off of operating lease right-of-use assets and leasehold improvements associated with the Company's corporate office consolidation.

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

(b) Employee recruitment, retention and termination costs

For the year ended January 2, 2021, costs incurred mainly related to accrued severance benefits for employees affected by the closure of the Santa Maria facility, which will be paid in the first quarter of 2021. Employee termination costs in 2020 were recognized net of the reversal of $0.9 million of previously recognized stock-based compensation related to forfeited awards of terminated employees.

SUNOPTA INC.	-F18-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

For the year ended December 28, 2019, costs incurred included severance benefits for employees in connection with a workforce reduction program and corporate office consolidation, and in connection with cost rationalizations associated with the sale of the soy and corn business. In addition, recruitment, relocation, and termination costs were incurred in connection with the new CEO and CFO appointments in February 2019 and September 2019, respectively. Employee termination costs in 2019 were recognized net of the reversal of $4.1 million of previously recognized stock-based compensation related to forfeited awards of terminated employees.

For the year ended December 29, 2018, cost incurred included retention and signing bonuses accrued for certain existing and new employees.

(c) Professional fees
Represents the costs for third-party consultants in support of business development activities and other measures taken under the Value Creation Plan.

The following table summarizes costs incurred since the inception of the Value Creation Plan in 2016 to January 2, 2021:

		Employee
	Asset	recruitment,	Professional
	impairments	retention and	fees and other
	and facility	termination	third-party
	closure costs	costs	labor costs	Total
	$	$	$	$
Costs incurred and charged to expense	41,692	25,913	23,336	90,941
Cash payments, net	(10,905)	(29,319)	(23,336)	(63,560
Non-cash adjustments	(30,787)	5,448	—	(25,339
Balance payable, January 2, 2021	—	2,042	—	2,042

For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, costs incurred and charged to expense were recorded in the consolidated statement of operations as follows:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Cost of goods sold(1)	—	—	100
Selling, general and administrative expenses(2)	1,649	3,556	613
Other expense(3)	8,248	5,856	1,661
Earnings from discontinued operations(4)	783	237	—
	10,680	9,649	2,374

(1) Inventory write-downs recorded in cost of goods sold were allocated to Plant-Based Foods and Beverages.
(2) Professional fees, and employee recruitment, relocation and retention costs recorded in selling, general and administrative expenses were allocated to Corporate Services.
(3) For the year ended January 2, 2021, costs recorded in other expense were allocated as follows: Plant-Based Foods and Beverages - $0.2 million (December 28, 2019 - $0.5 million; December 29, 2018 - $1.4 million); Fruit-Based Foods and Beverages - $8.4 million (December 28, 2019 - $1.0 million; December 29, 2018 - $0.1 million); and Corporate Services - $(0.3) million (December 28, 2019 - $4.3 million; December 29, 2018 - $0.2 million).
(4) Reflects costs allocated to Tradin Organic.

SUNOPTA INC.	-F19-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

6.  Derivative Financial Instruments and Fair Value Measurements

Foreign currency forward contracts

As part of its risk management strategy, from time to time the Company enters into foreign currency forward contracts to reduce its exposure to fluctuations in foreign currency exchange rates.  For any open contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded.  These contracts are included in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data.

As at January 2, 2021, the Company held a combination of foreign currency put and call option contracts (a zero-cost collar) to economically hedge its exposure to fluctuations in the Mexican peso related to purchases of fruit inventory and operating costs in Mexico.  The aggregate notional amount of these contracts was $11.8 million, which reduces to zero between January 2021 and July 2021.  The collar has a ceiling rate of 24.00 Mexican pesos to the U.S. dollar and a floor rate of 21.14 Mexican pesos to the U.S. dollar.  If the spot rate is between the ceiling and floor rates on the date of maturity of each of the contracts, then the Company does not recognize any gain or loss under these contracts.  If the spot rate goes below the floor rate of the collar, the Company will recognize a foreign exchange gain, and if the spot rate goes above the ceiling rate of the collar, the Company will recognize a foreign exchange loss.  For the year ended January 2, 2021, the Company recognized an unrealized gain of $0.8 million on these open contracts, which is included in other current assets on the consolidated balance sheet.  In addition, for the year ended January 2, 2021, the Company recognized realized gains of $1.4 million related to contracts that closed in the period.

As at December 28, 2019, the Company had no open Mexican peso foreign currency forward contracts.
7.  Accounts Receivable

	January 2, 2021	December 28, 2019
	$	$
Trade receivables	73,981	70,027
Product recall-related insurance recoveries(1)	—	2,421
Allowance for credit losses	(1,257)	(630)
	72,724	71,818

(1) Insurance proceeds were received in 2020 in connection with the settlement of a customer claim related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company in 2016 (see note 23).

The change in the allowance for credit losses for the years ended January 2, 2021 and December 28, 2019 is comprised as follows:

	January 2, 2021	December 28, 2019
	$	$
Balance, beginning of year	630	1,209
Net addition (reduction) to provision	627	(84)
Accounts receivable written off, net of recoveries	—	(495)
Balance, end of year	1,257	630

SUNOPTA INC.	-F20-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

8.  Inventories

	January 2, 2021	December 28, 2019
	$	$
Raw materials and work-in-process	78,210	89,562
Finished goods	75,280	72,135
Inventory reserve	(5,742)	(8,135)
	147,748	153,562

The change in the inventory reserve for the years ended January 2, 2021 and December 28, 2019 is comprised as follows:

	January 2, 2021	December 28, 2019
	$	$
Balance, beginning of year	8,135	7,654
Additions to reserve during the year	3,081	10,011
Reserves applied and inventories written off during the year	(5,474)	(9,530)
Balance, end of year	5,742	8,135

9.  Property, Plant and Equipment

The major components of property, plant and equipment as at January 2, 2021 and December 28, 2019 were as follows:

			January 2, 2021
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,009	—	7,009
Buildings	75,308	23,587	51,721
Machinery and equipment	191,831	103,092	88,739
Enterprise software	25,250	16,009	9,241
Office furniture and equipment	7,258	6,157	1,101
Vehicles	1,850	1,613	237
	308,506	150,458	158,048

	December 28, 2019
		Accumulated
	Cost	depreciation	Net book value
	$	$	$
Land	7,070	—	7,070
Buildings	65,888	20,149	45,739
Machinery and equipment	183,175	89,021	94,154
Enterprise software	23,217	12,386	10,831
Office furniture and equipment	7,196	5,706	1,490
Vehicles	1,888	1,497	391
	288,434	128,759	159,675

As at January 2, 2021, property, plant and equipment included construction in process assets of $23.7 million (December 28, 2019 - $12.1 million), which were not being depreciated as they had not yet reached the stage of commercial viability. In addition, as at January 2, 2021, machinery and equipment included equipment under finance leases (see note 10) with a cost of $24.5 million (December 28, 2019 - $18.9 million) and a net book value of $18.7 million (December 28, 2019 - $15.7 million), as well as $5.6 million (December 28, 2019 - $5.6 million) of spare parts inventory.
SUNOPTA INC.	-F21-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Total depreciation expense included in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations related to property, plant and equipment for the year ended January 2, 2021 was $21.4 million (December 28, 2019 - $20.2 million; December 29, 2018 - $19.0 million).

10. Leases

The Company leases certain manufacturing plants, warehouses, offices, machinery and equipment, and farmland. The Company subleases farmland to third-party growers. At the lease commencement date, the Company classifies a lease as a finance lease if it has the right to obtain substantially all of the economic benefits from the right-of-use assets, otherwise the lease is classified as an operating lease. The Company's leases have remaining noncancelable lease terms of less than one year to approximately ten years, and typically require fixed monthly rental payments that may be adjusted annually to give effect to inflation. Real estate leases typically include options to extend the leases for up to ten years. Machinery and equipment operating leases typically include purchase options for the fair market value of the underlying asset at the end of the lease term. Certain other leases for machinery and equipment include nominal purchase options at the end of the lease term that are reasonably certain of being exercised.

The following tables present supplemental information related to leases:

	January 2, 2021	December 28, 2019
	$	$
Lease Costs
Operating lease cost	16,647	18,192
Finance lease cost:
Depreciation of right-of-use assets	2,647	1,439
Interest on lease liabilities	675	267
Sublease income	(504)	(476)
Net lease cost	19,465	19,422

	January 2, 2021	December 28, 2019
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	35,172	65,939

Current portion of operating lease liabilities	12,750	16,084
Operating lease liabilities	24,582	50,657
Total operating lease liabilities	37,332	66,741

Finance leases:
Property, plant and equipment, gross	24,534	18,870
Accumulated depreciation	(5,787)	(3,136)
Property, plant and equipment, net	18,747	15,734

Current portion of long-term debt	3,146	2,493
Long-term debt	15,667	13,730
Total finance lease liabilities	18,813	16,223

SUNOPTA INC.	-F22-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 2, 2021	December 28, 2019
	$	$
Cash Flow Information
Cash paid for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	16,741	18,405
Operating cash flows from finance leases	675	267
Financing cash flows from finance leases	2,587	1,123

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	5,962	2,760
Finance leases	5,179	14,549

Termination of operating lease right-of-use assets and lease liabilities (1)	(23,667)	—
Impairment of operating lease right-of-use assets(2)	(1,538)	—

(1) Reflects the Company's exit from its leased Santa Maria, California, frozen fruit processing facility effective February 1, 2020 (see note 5).

(2) Reflects the impairment of operating lease right-of-use equipment assets related to one of two roasting lines at the Company's Crookston, Minnesota, facility, due to the consolidation of production into a single line, as well as the impairment of operating lease right-of-use real estate assets related to the Company's corporate office consolidation.

	January 2, 2021	December 28, 2019
Other Information
Weighted-average remaining lease term (years):
Operating leases	3.4	6.1
Finance leases	5.3	5.9

Weighted-average discount rate:
Operating leases	6.6%	9.2%
Finance leases	5.4%	4.5%

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
2021	13,084	4,089
2022	11,057	4,294
2023	7,038	3,697
2024	5,147	3,578
2025	3,042	4,272
Thereafter	3,613	1,839
Total lease payments	42,981	21,769
Less: imputed interest	(5,649)	(2,956)
Total lease liabilities	37,332	18,813

The Company has commitments under certain master lease agreements that provide for up to approximately $45 million of financing in the aggregate related to the addition of new plant-based beverage and ingredient extraction processing and packaging equipment.  As at January 2, 2021, approximately $40 million of the related finance leases had not commenced, and no amount of right-of-use assets, or lease liabilities, were recognized related to these leases on the consolidated balance sheet as of that date.
SUNOPTA INC.	-F23-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Goodwill

All amounts disclosed below in this note include continuing and discontinued operations.

The following is a summary of changes in goodwill by segment:

	Plant-Based	Fruit-Based
	Foods and	Foods and	Global
	Beverages	Beverages	Ingredients	Total
	$	$	$	$
Balance at December 29, 2018, before accumulated impairment losses	17,540	200,220	23,961	241,721
Less accumulated impairment losses	(17,540)	(196,222)	—	(213,762)
Balance at December 29, 2018	—	3,998	23,961	27,959
Foreign exchange	—	—	(185)	(185)
Acquisition	—	—	2,174	2,174
Sale of soy and corn business (see note 4)	—	—	(1,526)	(1,526)
Balance at December 28, 2019(1)	—	3,998	24,424	28,422
Foreign exchange	—	—	896	896
Sale of Tradin Organic (see note 3)	—	—	(25,320)	(25,320)
Balance at January 2, 2021	—	3,998	—	3,998

(1) Goodwill associated with the Tradin Organic reporting unit of the Global Ingredients segment is included in long-term assets held for sale on the consolidated balance sheet as at December 28, 2019.

For the year ended January 2, 2021 and December 28, 2019, the Company performed a qualitative assessment of goodwill and determined that the fair values of the Tradin Organic and Fruit Snacks reporting units with goodwill significantly exceeded their carrying values.  As a result, the Company concluded that goodwill was not impaired in 2020 or 2019.  Based on the results of quantitative testing performed for the year ended December 29, 2018, the Company recognized an impairment charge of $81.2 million to fully write-off the remaining balance of the $196.2 million of goodwill originally associated with the Frozen Fruit reporting unit, which is included in the Fruit-Based Foods and Beverages segment.

12. Intangible Assets

The major components of intangible assets as at January 2, 2021 and December 28, 2019 were as follows:

			January 2, 2021
	Cost	Accumulated amortization	Net book value
	$	$	$
Customer relationships	189,407	56,090	133,317
Patents, trademarks and other	1,919	1,919	—
	191,326	58,009	133,317

			December 28, 2019
	Cost	Accumulated amortization	Net book value
	$	$	$
Customer relationships	189,407	47,169	142,238
Patents, trademarks and other	1,919	1,894	25
	191,326	49,063	142,263

SUNOPTA INC.	-F24-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Amortization expense associated with intangible assets in each of the next five fiscal years and thereafter is as follows:

	2021	2022	2023	2024	2025	Thereafter	Total
	$	$	$	$	$	$	$
Amortization expense	8,777	8,777	8,777	8,777	8,777	89,432	133,317

13. Accounts Payable and Accrued Liabilities

	January 2, 2021	December 28, 2019
	$	$
Accounts payable	73,204	63,737
Payroll and commissions	25,423	13,725
Accrued costs to sell related to Tradin Organic divestiture (see note 3)	13,380	—
Dividends payable on preferred stock (see note 15)	2,378	1,700
Accrued debt issuance costs (see note 14)	1,690	—
Accrued interest(1)	41	4,817
Accrued product recall-related costs(2)	—	3,213
Other accruals	2,476	1,944
	118,592	89,136

(1)

Reduction in accrued interest reflects the payment of accrued and unpaid interest in connection with the Company's redemption on December 31, 2020 of all of its 9.5% senior secured second lien notes due October 2022 (see note 14(2)).

(2)

Reduction in accrued product recall-related costs reflects the settlement of a customer claim related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company in 2016 (see note 23).

14.  Bank Indebtedness and Long-Term Debt

	January 2, 2021	December 28, 2019
	$	$
Bank Indebtedness
Global Credit Facility(1)	—	241,666

Long-Term Debt
Revolving Credit Facility(1)	47,277	—
Senior Secured Second Lien Notes, net of unamortized debt issuance costs
of $5,094 at December 28, 2019(2)	—	218,404
Finance lease liabilities (see note 10)	18,813	16,223
Other	3,633	3,705
	69,723	238,332
Less: current portion	3,478	2,492
	66,245	235,840

(1)   Revolving Credit Facility/Global Credit Facility

On December 31, 2020,  the Company's existing credit agreement, dated as of February 11, 2016 (the "Global Credit Facility") was amended among the Company, SunOpta Foods Inc. ("SunOpta Foods"), the other borrowers and guarantors party thereto, and the lenders party thereto (the "Amended Credit Agreement"). As part of the Amended Credit Agreement, the lenders provided a five-year, $250 million asset-based revolving credit facility, subject to borrowing base capacity (the "Revolving Credit Facility"), and a five-year $75 million delayed draw term loan facility which can be borrowed on or prior to June 30, 2022 (the "Term Loan Facility," and together with the Revolving Credit Facility, the "Facilities"), to finance certain capital expenditures.  The Revolving Credit Facility includes borrowing capacity for letters of credit and provides for borrowings on same-day notice, including in the form of swingline loans.  As the Facilities mature on December 31, 2025, and are principally structured to provide liquidity to support the Company's operational initiatives and capital expenditures for the next five years, in addition to supporting working capital and general corporate needs, the Facilities have been classified as long-term debt on the consolidated balance sheet.
SUNOPTA INC.	-F25-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The Facilities under the Amended Credit Agreement replace the Company's Global Credit Facility that had supported the working capital requirements of the Company's global operations, including Tradin Organic, which was set to expire on March 31, 2022.  Prior to entry into the Amended Credit Agreement, on December 31, 2020, the Company applied a portion of the cash consideration from the divestiture of Tradin Organic (see note 3) to repay in full the approximately $72 million of borrowings outstanding under the Dutch subfacility of the Global Credit Facility, with the associated release of all guarantees and liens related to the Dutch subfacility, and to repay approximately $60 million of other outstanding borrowings under the Global Credit Facility.

In connection with the Amended Credit Agreement, the Company incurred debt issuance costs of $4.1 million, which together with the remaining unamortized debt issuance costs related to the Global Credit Facility of $1.5 million will be deferred and amortized over the five-year term of the Facilities.

All obligations under the Facilities are guaranteed by substantially all of the Company's direct and indirect wholly-owned material restricted subsidiaries organized in the U.S. and Canada (the "Guarantors") and, subject to certain exceptions, such obligations are secured by first priority liens on substantially all assets of the Company and the other borrowers and Guarantors.

Borrowings under the Facilities bear interest based on various reference rates including LIBOR plus an applicable margin. With respect to loans under the Revolving Credit Facility, the applicable margin will be set quarterly based on average borrowing availability for the preceding fiscal quarter and will range from 0.50% to 1.00% for base rate borrowings and from 1.50% to 2.00% for eurocurrency rate, bankers' acceptance rate and European base rate borrowings, with a reduction of 0.25% when the Company's total leverage ratio is less than a specific threshold on or after the one year anniversary of the closing date of the Facilities. With respect to loans under the Term Loan Facility, the applicable margin will be set quarterly based on average borrowing availability for the preceding fiscal quarter and will range from 1.25% to 1.75% for base rate borrowings and from 2.25% to 2.75% for eurocurrency rate, bankers' acceptance rate and European base rate borrowings. In addition to paying interest on outstanding principal under the Facilities, the Company is required to pay commitment fees quarterly, in arrears, equal to (i) 0.25% of the average daily undrawn portion of the Revolving Credit Facility and (ii) 0.375% of the undrawn portion of the Term Loan Facility. As at January 2, 2021, the weighted-average interest rate on all borrowings under the Revolving Credit Facility was 2.42%.

Subject to (i) certain adjustments to baskets and thresholds and (ii) the addition of a maximum senior funded leverage ratio covenant with respect to the Term Loan Facility, the Facilities are subject to a number of covenants that, among other things, restrict the Company's ability to create liens on assets; sell assets and enter in sale and leaseback transactions; pay dividends, prepay junior lien and unsecured indebtedness and make other restricted payments; incur additional indebtedness, including finance lease obligations in excess of $150 million, and make guarantees; make investments, loans or advances, including acquisitions; and engage in mergers or consolidations. In addition, the Company and its restricted subsidiaries are required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if excess availability is less than the greater of (i) $15.0 million or (ii) 10% of the lesser of (x) the aggregate commitments under the Revolving Credit Facility and (y) the aggregate borrowing base.

(2) Senior Secured Second Lien Notes

On December 31, 2020, the Company redeemed and retired in full the $223.5 million principal amount of outstanding 9.5% senior secured second lien notes due October 2022 issued by SunOpta Foods.  The second lien notes were redeemed at a redemption price equal to 102.375% of the principal amount of the notes, together with $4.5 million of accrued and unpaid interest on the notes to the date of redemption.  As at December 31, 2020, the Company recorded a loss on the retirement of the second lien notes of $8.9 million, which comprised the premium paid of $5.3 million in the aggregate, together with the write-off of the remaining $3.6 million of unamortized debt issuance costs related to the notes.
SUNOPTA INC.	-F26-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Principal repayments of long-term debt are as follows:

$
2021	4,219
2022	7,797
2023	3,697
2024	3,578
2025	51,549
Thereafter	1,839
Total gross repayments	72,679
Less: imputed interest	(2,956)
69,723

The components of interest expense, net are as follows:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Interest expense	26,816	30,950	30,870
Amortization of debt issuance costs	4,078	2,721	2,536
Interest income	(852)	(906)	(285)
Interest expense, net	30,042	32,765	33,121

15.   Preferred Stock

Series A Preferred Stock

On October 7, 2016, the Company and SunOpta Foods entered into a subscription agreement (the "Series A Subscription Agreement") with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree").  Pursuant to the Series A Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Series A Preferred Stock to Oaktree for consideration in the amount of $85.0 million.  In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Series A Preferred Stock.  The carrying value of the Series A Preferred Stock is being accreted through charges to accumulated deficit over the period preceding October 7, 2021.  These accretion charges amounted to $1.3 million, $1.2 million and $1.1 million for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

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

The Series A Preferred Stock had an initial stated value and liquidation preference of $1,000 per share, as adjusted for non-cash dividends declared on the Series A Preferred Stock (the "Series A Liquidation Preference").  Cumulative preferred dividends accrue daily on the Series A Preferred Stock at an annualized rate of 8.0% of the Series A Liquidation Preference prior to October 5, 2025, and 12.5% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to October 5, 2025, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the Series A Liquidation Preference. After October 5, 2025, the failure to pay dividends in cash will be an event of non-compliance. For quarterly periods prior to the first quarter of 2020, dividends declared on the Series A Preferred Stock were paid in cash by SunOpta Foods.  For the first and second quarters of 2020, SunOpta Foods elected to declare dividends on the Series A Preferred Stock to be paid in kind and, as a result, the aggregate Series A Liquidation Preference increased by $3.4 million to $88.4 million, or approximately $1,040 per share.  For the third quarter of 2020, the Company paid cash dividends of $1.8 million on the Series A Preferred Stock.  As at January 2, 2021, the Company accrued unpaid dividends of $1.8 million, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet.
SUNOPTA INC.	-F27-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

At any time, the holders of Series A Preferred Stock may exchange their shares of Series A Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Series A Preferred Stock, the quotient of the Series A Liquidation Preference divided by the Series A exchange price (such price, the "Series A Exchange Price" and such quotients, the "Series A Exchange Rate").  The Series A Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series A Exchange Price, provided that the Series A Exchange Price may not be lower than $7.00 (subject to adjustment in certain circumstances).  On April 24, 2020, in connection with the issuance of Series B-1 Preferred Stock pursuant to the Series B Subscription Agreement (see below), the Series A Exchange Price was reduced from $7.50 to $7.00.  As at January 2, 2021 and December 28, 2019, the aggregate shares of Series A Preferred Stock outstanding were exchangeable into 12,633,427 and 11,333,333 Common Shares, respectively.

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

In connection with the Series A Subscription Agreement, the Company issued 11,333,333 Special Shares, Series 1 to Oaktree, which entitles Oaktree to one vote per Special Share, Series 1 on all matters submitted to a vote of the holders of Common Shares, together as a single class, subject to certain exceptions. Additional Special Shares, Series 1 will be issued, or existing Special Shares, Series 1 will be redeemed, as necessary to ensure that the aggregate number of Special Shares, Series 1 outstanding is equal to the number of shares of Series A Preferred Stock outstanding from time to time multiplied by the Series A Exchange Rate in effect at such time.  As at January 2, 2021 and December 28, 2019, 12,633,427 and 11,333,333 Special Shares, Series 1 were issued and outstanding.

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

On February 22, 2021, Oaktree exchanged all of their Series A Preferred Stock for 12,633,427 Common Shares (see note 25).

Series B-1 Preferred Stock

On April 15, 2020, the Company and SunOpta Foods entered into a subscription agreement (the "Series B Subscription Agreement") with Oaktree and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP (collectively, "Engaged").  On April 24, 2020, pursuant to the Series B Subscription Agreement, SunOpta Foods issued 15,000 shares of Series B-1 Preferred Stock to each of Oaktree and Engaged for aggregate consideration of $30.0 million and 30,000 shares total.  The Series B-1 Preferred Stock ranks on par with the Series A Preferred Stock.  In connection with the issuance of the Series B-1 Preferred Stock, the Company incurred direct and incremental expenses of $3.2 million, which reduced the carrying value of the Series B-1 Preferred Stock.  The carrying value of the Series B-1 Preferred Stock is being accreted through charges to accumulated deficit over the period preceding April 24, 2025.  For the year ended January 2, 2021, this accretion charge amounted to $0.3 million.
SUNOPTA INC.	-F28-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The Series B-1 Preferred Stock has an initial stated value and liquidation preference of $1,000 per share, as adjusted for non-cash dividends declared on the Series B-1 Preferred Stock (the "Series B-1 Liquidation Preference").  Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the Series B-1 Liquidation Preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to September 30, 2029, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the Series B-1 Liquidation Preference.  The failure to pay dividends in cash for any quarter ending after September 30, 2029 will be an event of non-compliance.  For the second quarter of 2020, SunOpta Foods elected to declare dividends on the Series B-1 Preferred Stock to be paid in kind and, as a result, the aggregate Series B-1 Liquidation Preference increased by $0.4 million to $30.4 million, or approximately $1,015 per share.  For the third quarter of 2020, the Company paid cash dividends of $0.6 million on the Series B-1 Preferred Stock.  As at January 2, 2021, the Company accrued unpaid dividends of $0.6 million, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

At any time, the Series B-1 Preferred Stock may be exchanged, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the Series B-1 Liquidation Preference divided by $2.50 (such price, the "Series B-1 Exchange Price" and such quotient, the "Series B-1 Exchange Rate").  As at January 2, 2021, the aggregate shares of Series B-1 Preferred Stock outstanding were exchangeable into 12,178,667 Common Shares.  The Series B-1 Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series B-1 Exchange Price, provided that the Series B-1 Exchange Price may not be lower than $2.00 (subject to adjustment in certain circumstances).

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

At any time, if a holder of Series B-1 Preferred Stock elects to exchange, or SunOpta Foods causes an exchange of Series B-1 Preferred Stock, the number of Common Shares delivered to each applicable holder may not cause such holder's beneficial ownership to exceed 19.99% of the Common Shares that would be outstanding immediately following such exchange (the "Series B-1 Exchange Cap").

At any time on or after April 24, 2025, SunOpta Foods may redeem all of the Series B-1 Preferred Stock for an amount per share equal to the value of the Series B-1 Liquidation Preference at such time, plus accrued and unpaid dividends.

Oaktree and Engaged will be entitled to vote the Series B-1 Preferred Stock with the Common Shares on an as-exchanged basis, subject to a permanent 19.99% voting cap. As a result of the voting cap, each of Oaktree and Engaged will only be able to vote its Series B-1 Preferred Stock to the extent that, when taken together with any other voting securities each investor controls, such votes do not exceed 19.99% of the votes eligible to be cast by all security holders of the Company. On April 24, 2020, the Company designated Special Shares, Series 2 to serve as the mechanism for attaching exchanged voting to the Series B-1 Preferred Stock. The Special Shares, Series 2 entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holders of Common Shares, voting together as a single class, subject to certain exceptions. The Special Shares, Series 2 are not transferrable, and the voting rights associated with the Special Shares, Series 2 will terminate upon the transfer of the shares of Series B-1 Preferred Stock to a third party, other than an affiliate of Oaktree or Engaged, as applicable.  As at January 2, 2021, 6,089,333 Special Shares, Series 2 had been issued to Engaged, equal to the number of Common Shares issuable to Engaged on the exchange of all of the shares of Series B-1 Preferred Stock held by it, and no Special Shares, Series 2 had been issued to Oaktree, as Oaktree was subject to the Series B-1 Exchange Cap.

16.  Common Shares

The Company is authorized to issue an unlimited number of Common Shares without par value and an unlimited number of special shares without par value.

SUNOPTA INC.	-F29-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

17. Stock-Based Compensation

All amounts disclosed below in this note include continuing and discontinued operations.

Stock Incentive Plan

On May 28, 2013, the Company's shareholders approved the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs") to selected employees and directors of the Company. As at January 2, 2021, 4,987,863 securities remained available for issuance under the 2013 Plan.

For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, gross stock-based compensation expense amounted to $13.1 million, $11.6 million and $7.9 million, respectively. For the years ended January 2, 2021, and December 28, 2019, the Company reversed $0.9 million and $4.1 million, respectively, of previously recognized stock compensation related to forfeited awards previously granted to employees who were terminated in connection with the Value Creation Plan (see note 5).

Stock-based compensation was recorded in the consolidated statements of operations as follows:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Selling, general and administrative expenses	12,570	10,471	6,773
Other income	(894)	(4,131)	—
Earnings from discontinued operations	540	1,145	1,166
Total stock-based compensation expense	12,216	7,485	7,939

Short-Term and Long-Term Incentive Plans

As at January 2, 2021, 2,751,251 PSUs granted to certain employees under the Company's 2020 Short-Term Incentive Plan were outstanding.  The vesting of these PSUs is subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2020 and is subject to each employee's continued employment with the Company through April 22, 2021 (the requisite service period).  The aggregate grant-date fair value of these PSUs was estimated to be $9.4 million.

During 2020, the Company issued 773,875 Common Shares, net of 368,938 Common Shares withheld for taxes, in connection with the vesting of outstanding PSUs previously granted to certain employees under the Company's 2019 Short-Term Incentive Plan.

In addition, as at January 2, 2021, 484,944 stock options, 253,424 PSUs and 129,017 RSUs granted to selected employees under the Company's 2020 Long-Term Incentive Plan were outstanding.  The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date.  The vesting of the PSUs is subject to the Company achieving predetermined measures of adjusted EBITDA for fiscal years ending 2020 through 2022.  The RSUs vest ratably on each of the first through third anniversaries of the grant date.  The aggregate grant-date fair value of all these equity awards was estimated to be $3.2 million.

Stock Option Activity

Stock options granted to selected employees during the three-year period ended January 2, 2021 vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date.  Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date.  Any consideration paid by employees or directors on exercise of stock options or purchase of stock is credited to capital stock.
SUNOPTA INC.	-F30-	January 2, 2021 10-K

SunOpta Inc.

Notes to Consolidated Financial Statements

For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes stock option activity for the year ended January 2, 2021:

				Weighted-
				average
		Weighted-		remaining
		average		contractual	Aggregate
	Stock options	exercise price		term (years)	intrinsic value
Outstanding, beginning of year	1,949,888	$	7.57
Granted	555,092		4.64
Exercised	(214,854)		5.80
Forfeited	(119,346)		8.31
Outstanding, end of year	2,170,780	$	6.95	5.89	$	10,270
Exercisable, end of year	1,615,793	$	7.72	4.66	$	6,410

The total intrinsic value of stock options exercised during the year ended January 2, 2021 was $0.3 million.

The following table summarizes non-vested stock option activity during the year ended January 2, 2021:

		Weighted-
		average grant-
	Stock options	date fair value
Non-vested, beginning of year	579,700	$4.14
Granted	555,092	2.52
Vested	(505,330)	4.17
Forfeited	(74,475)	3.77
Non-vested, end of year	554,987	$2.54

The weighted-average grant-date fair values of all stock options granted in the years ended January 2, 2021, December 28, 2019 and December 29, 2018, were $2.52, $1.70 and $3.31, respectively.  The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted in those years were as follows:

	January 2, 2021	December 28, 2019	December 29, 2018
Grant-date stock price	$4.64	$3.57	$7.56
Dividend yield(1)	0%	0%	0%
Expected volatility(2)	60.0%	48.6%	41.1%
Risk-free interest rate(3)	0.4%	2.3%	2.9%
Expected life of options (years)(4)	6.0	5.8	6.0

(1)	Determined based on expected annual dividend yield at the time of grant.
(2)	Determined based on historical volatility of the Company’s Common Shares over the expected life of the option.
(3)	Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.
(4)	Determined based on the mid-point of vesting (one through three years) and expiration (10 years).

SUNOPTA INC.	-F31-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes stock options outstanding and exercisable as at January 2, 2021:

			Weighted-
			average
			remaining	Weighted-		Weighted-
Exercise price range		Outstanding	contractual life	average exercise	Exercisable	average exercise
Low	High	options	(years)	price	options	price
$3.25	$4.72	232,232	6.38	$3.40	177,524	$3.28
4.73	4.94	484,944	9.52	4.73	—	—
4.95	7.09	486,955	3.76	6.12	483,955	6.12
7.10	9.48	317,967	4.22	7.98	305,632	7.99
9.49	13.86	648,682	5.41	9.99	648,682	9.99
		2,170,780	5.89	$6.95	1,615,793	$7.72

Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $1.1 million as at January 2, 2021, which will be amortized over a weighted-average remaining vesting period of 2.4 years.

Restricted Stock Unit Activity

RSUs granted to employees vest ratably on each of the first through third anniversaries of the grant date.  RSUs granted to directors vest 100% on the first anniversary of the grant date. Each vested RSU entitles the employee or director to receive one common share of the Company. The weighted-average grant-date fair values of all RSUs granted in the years ended January 2, 2021, December 28, 2019 and December 29, 2018, were $3.20, $3.33 and $7.65, respectively, based on the closing price of the Common Shares on the grant dates.

The following table summarizes non-vested RSU activity during the year ended January 2, 2021:

		Weighted-
		average grant-
	RSUs	date fair value
Non-vested, beginning of year	413,013	$5.64
Granted	647,565	3.20
Vested	(361,579)	5.50
Forfeited	(51,700)	4.28
Non-vested, end of year	647,299	$3.39

The total intrinsic value of RSUs that vested during the year ended January 2, 2021 was $1.6 million.  Total compensation costs related to non-vested RSU awards not yet recognized as an expense was $1.4 million as at January 2, 2021, which will be amortized over a weighted-average remaining vesting period of 1.9 years.

Performance Share Unit Activity

The vesting of PSUs granted to employees is subject to the Company achieving predetermined measures of adjusted EBITDA.  Each vested PSU entitles the employee to receive one common share of the Company.  The weighted-average grant-date fair values of all PSUs granted in the years ended January 2, 2021 and December 28, 2019, were $3.54 and $3.42, respectively, based on the closing price of the Common Shares on the grant dates.  No PSUs were granted in the year ended December 29, 2018.  Each reporting period, the number of PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized.
SUNOPTA INC.	-F32-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes non-vested PSU activity during the year ended January 2, 2021:

		Weighted-
		average grant-
	PSUs	date fair value
Non-vested, beginning of year	2,936,115	$ 4.08
Granted	3,084,107	3.54
Vested	(1,142,813)	3.42
Forfeited or cancelled	(1,872,734)	4.43
Non-vested, end of year	3,004,675	$ 3.56

The total intrinsic value of PSUs that vested during the year ended January 2, 2021 was $2.1 million.  Total compensation costs related to non-vested PSU awards not yet recognized as an expense was $4.4 million as at January 2, 2021, which will be amortized over a weighted-average remaining vesting period of 0.8 years.

Chief Executive Officer

On April 1, 2019, Joseph D. Ennen was appointed CEO of the Company.  In connection with his appointment, the Company granted Mr. Ennen options to purchase 960,061 Common Shares, 512,619 RSUs (of which 215,000 were issued to equal the number of Common Shares purchased by Mr. Ennen on the open market within the 60-day period after his employment began) and 1,785,714 PSUs.  The stock options vest on April 1, 2022, subject to Mr. Ennen's continued employment during the vesting period, and expire on April 1, 2029.  Each vested stock option entitles Mr. Ennen to purchase one Common Share at an exercise price of $3.36, which was equal to the closing price of the Common Shares on April 1, 2019.  The RSUs vest in three equal annual installments beginning on April 1, 2020, and each vested RSU entitles Mr. Ennen to receive one Common Share of the Company.

The vesting of 892,857 of the PSUs granted is subject to the Company achieving predetermined annual thresholds of adjusted EBITDA during fiscal years 2019 through 2022, and subject to Mr. Ennen’s continued employment with the Company through the end of the fiscal year during which the adjusted EBITDA performance condition is achieved.  At the date of grant, those thresholds were determined as follows: 297,619 PSUs would vest upon the Company achieving annual adjusted EBITDA of $80 million, another 297,619 would vest upon the Company achieving annual adjusted EBITDA of $110 million, and the final 297,619 would vest upon the Company achieving annual adjusted EBITDA of $140 million.  On February 8, 2021, the Company’s Board of Directors exercised its discretion to amend the annual adjusted EBITDA thresholds of Mr. Ennen’s PSUs to $43 million, $65 million, and $87 million, to solely reflect the impact of the divestiture of Tradin Organic on the measurement of adjusted EBITDA on a continuing basis.  The vesting of the other 892,857 PSUs that were granted is subject to the Common Shares achieving certain volume-weighted average trading prices during a performance period commencing on April 1, 2019 and ending on December 31, 2022, as follows: 297,619 PSUs vest upon achieving a trading price of $5.00 per share, another 297,619 vest upon achieving a trading price of $9.00 per share, and the final 297,619 vest upon achieving a trading price of $14.00 per share, in each case for 20 consecutive trading days, and subject to Mr. Ennen's continued employment with the Company through the date the stock price performance condition is achieved. Each vested PSU entitles Mr. Ennen to receive one Common Share without payment of additional consideration.

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

SUNOPTA INC.	-F33-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
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

The aggregate grant-date fair value of the stock options, RSUs and PSUs awarded to Mr. Ennen was determined to be $8.0 million, which is being recognized on a straight-line basis over the vesting period for the stock options and RSUs and the derived service period for the PSUs. Each reporting period, the number of PSUs subject to the adjusted EBITDA performance condition that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of those PSUs is amortized over the remaining service period less amounts previously recognized. Total compensation costs related to Mr. Ennen's non-vested equity awards not yet recognized as an expense was $3.1 million as at January 2, 2021, which will be amortized over a weighted-average remaining vesting period of 1.6 years.

The following table summarizes activity related to Mr. Ennen's non-vested equity awards during the year ended January 2, 2021:

			Adjusted EBITDA	Stock price
	Stock		performance	performance
	options	RSUs	PSUs	PSUs
Non-vested, beginning of year	960,061	512,619	892,857	892,857
Vested	—	(170,873)	—	(595,238)
Non-vested, end of year	960,061	341,746	892,857	297,619

The total intrinsic value of Mr. Ennen's equity awards that vested during the year ended January 2, 2021 was $5.2 million. On February 11, 2021, the final tranche of Mr. Ennen's stock price performance PSUs vested with an intrinsic value of $4.9 million.

Chief Financial Officer

On September 3, 2019, Scott Huckins was appointed CFO of the Company. In connection with his appointment, the Company granted Mr. Huckins options to purchase 262,182 Common Shares, 327,819 RSUs (of which 154,500 were issued to equal the number of Common Shares purchased by Mr. Huckins on the open market prior to December 12, 2019) and 346,638 PSUs. The stock options vest on September 3, 2022, subject to Mr. Huckins' continued employment during the vesting period, and expire on September 3, 2029. Each vested stock option entitles Mr. Huckins to purchase one Common Share at an exercise price of $2.38, which was equal to the closing price of the Common Shares on September 3, 2019. The RSUs vest in three equal annual installments beginning on September 3, 2020, and each vested RSU entitles Mr. Huckins to receive one Common Share of the Company.

The vesting of 173,319 of the PSUs granted is subject to the Company achieving predetermined annual thresholds of adjusted EBITDA during fiscal years 2019 through 2022, and subject to Mr. Huckins’ continued employment with the Company through the end of the fiscal year during which the adjusted EBITDA performance condition is achieved.  At the date of grant, those thresholds were determined as follows: 57,773 PSUs would vest upon the Company achieving annual adjusted EBITDA of $80 million, another 57,773 would vest upon the Company achieving annual adjusted EBITDA of $110 million, and the final 57,773 would vest upon the Company achieving annual adjusted EBITDA of $140 million.  As above for Mr. Ennon’s PSUs, on February 8, 2021, the Company’s Board of Directors exercised its discretion to amend the annual adjusted EBITDA thresholds of Mr. Huckins’ PSUs to $43 million, $65 million, and $87 million, to solely reflect the impact of the divestiture of Tradin Organic on the measurement of adjusted EBITDA on a continuing basis.  The vesting of the other 173,319 PSUs that were granted is subject to the Common Shares achieving certain volume-weighted average trading prices during a performance period commencing on September 3, 2019 and ending on December 31, 2022, as follows: 57,773 PSUs vest upon achieving a trading price of $5.00 per share, another 57,773 vest upon achieving a trading price of $9.00 per share, and the final 57,773 vest upon achieving a trading price of $14.00 per share, in each case for 20 consecutive trading days, and subject to Mr. Huckins' continued employment with the Company through the date the stock price performance condition is achieved.  Each vested PSU entitles Mr. Huckins to receive one Common Share without payment of additional consideration.
SUNOPTA INC.	-F34-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
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

The aggregate grant-date fair value of the stock options, RSUs and PSUs awarded to Mr. Huckins was determined to be $1.7 million, which is being recognized on a straight-line basis over the vesting period for the stock options and RSUs and the derived service period for the PSUs.  Each reporting period, the number of PSUs subject to the adjusted EBITDA performance condition that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of those PSUs is amortized over the remaining service period less amounts previously recognized. Total compensation costs related to Mr. Huckins' non-vested equity awards not yet recognized as an expense was $0.9 million as at January 2, 2021, which will be amortized over a weighted-average remaining vesting period of 1.8 years.

The following table summarizes activity related to Mr. Huckins' non-vested equity awards during the year ended January 2, 2021:

			Adjusted EBITDA	Stock price
	Stock		performance	performance
	options	RSUs	PSUs	PSUs
Non-vested, beginning of year	262,182	327,819	173,319	173,319
Vested	—	(109,273)	—	(115,546)
Non-vested, end of year	262,182	218,546	173,319	57,773

The total intrinsic value of Mr. Huckins' equity awards that vested during the year ended January 2, 2021 was $1.7 million.  On February 11, 2021, the final tranche of Mr. Huckins' stock price performance PSUs vested with an intrinsic value of $1.0 million.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby employees can purchase common shares through payroll deductions.  For the year ended January 2, 2021, the Company's employees purchased 113,581 Common Shares (December 28, 2019 - 185,415; December 29, 2018 - 112,158) for total proceeds of $0.5 million (December 28, 2019 - $0.5 million; December 29, 2018 - $0.6 million).  As at January 2, 2021, 700,916 Common Shares are remaining to be granted under this plan.

SUNOPTA INC.	-F35-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

18.  Other Expense (Income), Net

The components of other expense (income) are as follows:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Loss on foreign currency forward contract (see note 3)	12,658	—	—
Long-lived asset impairments and facility closure costs(1)	9,045	308	1,264
Employee termination and recruitment costs(2)	1,881	5,548	397
Gain on sale of soy and corn business (see note 4)	—	(44,027)	—
Product withdrawal and recall cost (recovery)(3)	(322)	260	1,470
Settlement loss (gain)(4)	179	(3,065)	—
Reserve for notes receivable(5)	—	—	2,232
Other	(48)	337	(121)
	23,393	(40,639)	5,242

(1)   Long-lived asset impairments and facility closure costs

For the year ended January 2, 2021, expenses include costs incurred under the Value Creation Plan of $6.3 million related to the Company's exit from its Santa Maria, California, frozen fruit processing facility and in connection with the Company's corporate office consolidation.  In addition, expenses include the write-down of $2.7 million of operating lease right-of-use and owned assets related to the consolidation of roasting lines at the Company's Crookston, Minnesota, facility.

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

(2) Employee termination and recruitment costs

For the year ended January 2, 2021, expense represents severance benefits of $2.8 million mainly related to employees terminated in connection with the exit from the Company's Santa Maria facility under the Value Creation Plan, offset by the reversal of $0.9 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to terminated employees.

For the year ended December 28, 2019, expenses represent severance benefits of $8.4 million for employees terminated in connection with the workforce reduction program and corporate office consolidation under the Value Creation Plan.  In addition, expenses include recruitment, relocation and termination costs related to the Company's new CEO and CFO appointments. Expenses were partially offset by the reversal of $4.1 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to terminated employees.

For the year ended December 29, 2018, expenses represent severance benefits incurred in connection with the Value Creation Plan.
SUNOPTA INC.	-F36-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(3)   Product withdrawal and recall costs

For the year ended January 2, 2021, income represents the reversal of previously accrued costs related to a withdrawal of certain consumer-packaged products.  These costs were recognized in other expense in 2016.

For the years ended December 28, 2019 and December 29, 2018, expenses represent product withdrawal and recall costs that were not eligible for reimbursement under the Company's insurance policies or exceeded the limits of those policies, including certain costs related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company in 2016.

(4) Settlement loss (gain)

For the year ended January 2, 2021, the Company recognized a $2.4 million loss on the settlement of a customer claim related to the 2016 sunflower product recall (see note 23), which included a cash settlement payment of $4.4 million, partially offset by the receipt of related insurance proceeds. This loss was offset by gains of $2.2 million recognized on the settlement of unrelated matters.

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

19. Income Taxes

The recovery of income taxes differs from the amount that would have resulted from applying the combined Canadian federal and provincial statutory income tax rate to loss from continuing operations before income taxes due to the following:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Loss from continuing operations	(50,042)	(16,181)	(141,036)
Canadian statutory rate	26.5%	26.5%	26.5%
Income tax recovery at statutory rate	(13,261)	(4,288)	(37,375)
Stock-based compensation	3,169	1,975	2,019
Disallowed executive compensation	2,801	—	—
CARES Act	2,472	—	—
Change in valuation allowance	560	(113)	(4,082)
Change in enacted tax rates	250	(549)	1,976
Foreign tax rate differential	(105)	126	2,576
Goodwill impairment loss	—	—	22,239
Other	1,374	(252)	(919)
Recovery of income taxes	(2,740)	(3,101)	(13,566)

SUNOPTA INC.	-F37-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of earnings (loss) from continuing operations before income taxes are shown below:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Canada	(14,700)	(11,295)	(13,408)
U.S.	(34,521)	(5,548)	(126,042)
Other	(821)	662	(1,586)
Loss from continuing operations before income taxes	(50,042)	(16,181)	(141,036)

The components of the provision for (recovery of) income taxes are shown below:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Current income tax provision (recovery):
Canada	(154)	(1,023)	(1,334)
U.S.	(14,148)	(3,424)	(5,303)
Other	589	532	321
	(13,713)	(3,915)	(6,316)

Deferred income tax provision (recovery):
Canada	(291)	33	547
U.S.	10,442	731	(7,880)
Other	822	50	83
	10,973	814	(7,250)
Recovery of income taxes	(2,740)	(3,101)	(13,566)

Deferred income taxes of the Company are comprised of the following:

	January 2, 2021	December 28, 2019
	$	$
Differences in property, plant and equipment and intangible assets	(55,105)	(54,541)
Capital and non-capital losses	14,388	26,540
Interest expense limitation (163j)	11,069	19,118
Tax benefit of scientific research expenditures	2,699	1,506
Inventory basis differences	1,303	2,248
Other accrued reserves	4,522	2,308
	(21,124)	(2,821)
Less: valuation allowance	4,284	6,219
Deferred income tax liability	(25,408)	(9,040)

The components of the deferred income tax liability are shown below:

	January 2, 2021	December 28, 2019
	$	$
Canada	(26)	(223)
U.S.	(25,150)	(8,446)
Other	(232)	(371)
Deferred income tax liability	(25,408)	(9,040)

SUNOPTA INC.	-F38-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of the deferred income tax valuation allowance are as follows:

	January 2, 2021	December 28, 2019
	$	$
Balance, beginning of year	6,219	5,445
Increase (decrease) in valuation allowance	(1,935)	774
Balance, end of year	4,284	6,219

As at January 2, 2021, the Company had approximately $1.5 million (December 28, 2019 - $0.6 million) in U.S. federal scientific research investment tax credits and $0.9 million (December 28, 2019 - $0.9 million) in U.S. state research and development tax credits, which will expire in varying amounts up to 2029.

As at January 2, 2021, the Company had U.S. federal non-capital loss carry-forwards of approximately $37.1 million (December 28, 2019 - $78.0 million). In addition, the Company had state loss carry-forwards of approximately $8.7 million as at January 2, 2021 (December 28, 2019 - $14.4 million).  These amounts are available to reduce future federal and state income taxes.

As at January 2, 2021, the Company had Canadian capital losses of approximately $27.9 million (December 28, 2019 - $28.9 million) for which a full valuation allowance exists.  These amounts are available to reduce future capital gains and do not expire.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized.  In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations.  Based on this evaluation, as at January 2, 2021, a valuation allowance of $4.3 million (December 28, 2019 - $6.2 million) had been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

As the undistributed earnings of the Company's non-Canadian affiliates and associated companies are considered to be indefinitely reinvested, no provision for deferred taxes has been provided thereon.

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

The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdictions are the U.S. (including multiple states) and Canada (Ontario).  The Company's 2017 through 2019 tax years (and any tax year for which available non-capital loss carry-forwards were generated up to the amount of non-capital loss carry-forward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and tax years 2013 through 2019 remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company's consolidated financial statements.

SUNOPTA INC.	-F39-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

20.  Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	January 2, 2021	December 28, 2019	December 29, 2018
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Loss from continuing operations	$(47,302)	$(13,080)	$(127,470)
Less: dividends and accretion on Series A Preferred Stock	(8,319)	(8,022)	(7,909)
Less: dividends and accretion on Series B-1 Preferred Stock	(2,009)	—	—
Loss from continuing operations attributable to common shareholders	(57,630)	(21,102)	(135,379)
Earnings from discontinued operations	124,820	12,322	18,265
Earnings (loss) attributable to common shareholders	$67,190	$(8,780)	$(117,114)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	89,234	87,787	87,082

Basic earnings (loss) per share:
From continuing operations	$(0.65)	$(0.24)	$(1.55)
From discontinued operations	1.40	0.14	0.21
Basic earnings (loss) per share	$0.75	$(0.10)	$(1.34)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Loss from continuing operations	$(47,302)	$(13,080)	$(127,470)
Less: dividends and accretion on Series A Preferred Stock	(8,319)	(8,022)	(7,909)
Less: dividends and accretion on Series B-1 Preferred Stock	(2,009)	—	—
Loss from continuing operations attributable to common shareholders	(57,630)	(21,102)	(135,379)
Earnings from discontinued operations	124,820	12,322	18,265
Earnings (loss) attributable to common shareholders	$67,190	$(8,780)	$(117,114)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	89,234	87,787	87,082
Dilutive effect of the following:
Stock options and restricted stock units (1)	—	—	—
Series B-1 Preferred Stock (2)	—	—	—
Series A Preferred Stock (3)	—	—	—
Diluted weighted-average number of shares outstanding	89,234	87,787	87,082

Diluted earnings (loss) per share:
From continuing operations	$(0.65)	$(0.24)	$(1.55)
From discontinued operations	1.40	0.14	0.21
Diluted earnings (loss) per share	$0.75	$(0.10)	$(1.34)

(1) For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, stock options and RSUs to purchase or receive 2,305,630, 370,670 and 452,316 Common Shares, respectively, were excluded from the calculation of diluted earnings (loss) per share due to their anti-dilutive effect of reducing the loss per share from continuing operations.  In addition, for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, options to purchase 1,913,751, 3,528,899 and 2,384,249 Common Shares, respectively, were anti-dilutive because the exercise prices of these options were greater than the average market price for the respective periods.
SUNOPTA INC.	-F40-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(2)    For the year ended January 2, 2021, it was more dilutive to the loss per share from continuing operations to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings (loss) per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include 12,178,667 Common Shares issuable on an if-converted basis as at January 2, 2021.

(3)   For the years ended January 2, 2021, December 28, 2019 and December 29, 2018, it was more dilutive to the loss per share from continuing operations to assume the Series A Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings (loss) per share calculation was not adjusted to add back the dividends and accretion on the Series A Preferred Stock and the denominator was not adjusted to include 12,633,427, 11,333,333 and 11,333,333 Common Shares issuable on an if-converted basis as at January 2, 2021, December 28, 2019 and December 29, 2018, respectively.

On February 22, 2021, Oaktree exchanged all of their shares of Series A Preferred Stock for 12,633,427 Common Shares, representing 12.3% of the Company's issued and outstanding Common Shares on a post-exchange basis (see note 25).

21.  Supplemental Cash Flow Information

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Changes in Operating Assets and Liabilities, Net of Businesses Sold
Accounts receivable	(746)	4,013	1,085
Inventories	6,133	7,097	23,394
Income tax recoverable/payable	1,555	(91)	4,744
Prepaid expenses and other current assets	(1,133)	(4,427)	(290)
Accounts payable and accrued liabilities	11,322	(5,861)	(9,564)
	17,131	731	19,369

Non-Cash Investing and Financing Activities
Accrued costs to sell related to Tradin Organic
divestiture (see note 13)	13,380	—	—
Accrued cash dividends preferred stock (see note 13)	2,378	1,700	1,700
Accrued debt issuance costs (see note 13)	1,690	—	—
Dividends paid in kind on preferred stock (see note 15)	3,881	—	—

Cash Paid
Interest	30,740	30,399	30,219
Income taxes	935	410	760

SUNOPTA INC.	-F41-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

22. Related Party Transactions

The following table summarizes transactions and balances between the Company and related parties:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Transactions
Purchases of raw materials and other(1)	14,961	29,743	20,012
Sales of agronomy products(2)	—	115	1,136

Balances
Grower loans(3)	2,000	3,100	1,500

(1)

Represents purchases of raw fruit, and fruit processing and freight services from companies related to the former Managing Director of the Company's Mexican operations (who left the Company in 2020), as well as purchases seeds and grains (prior to the sale of the soy and corn business) from employees of the Company, which are included in cost of goods sold on the consolidated statements of operations.

(2)	Prior to the sale of the soy and corn business, represented sales of agronomy products to employees of the Company, which were included in revenues on the consolidated statements of operations.

(3)

Represents loans made to the former Managing Director of the Company's Mexican operations in 2019 and 2018, to provide operating funds for farms owned by the former director.  As at January 2, 2021, the Company believes the remaining unpaid balance on the loans of $2.0 million is fully collectible from the former Managing Director.

23.  Commitments and Contingencies

Product Recall

On November 20, 2017, TreeHouse Foods, Inc., several of its related entities, and its insurer filed a lawsuit against the Company in the Circuit Court of Cook County, Illinois, titled TreeHouse Foods, Inc. et al. ("TreeHouse") v. SunOpta Grains and Food, Inc.  The Company was served with the Summons and Complaint on January 24, 2018. After the Company removed the case to the United States District Court for the Northern District of Illinois, the plaintiffs filed an Amended Complaint on April 23, 2018, and a second Amended Complaint on October 12, 2018.  The plaintiffs alleged economic damages resulting from the Company's 2016 voluntary recall of certain roasted sunflower kernel products due to the potential for listeria monocytogenes contamination.  The plaintiffs brought claims for breach of contract, express and implied warranties and product guarantees, negligence, strict liability, negligent misrepresentation, and indemnity seeking $16.2 million in damages.  There were no allegations of personal injury. On March 29, 2019, the court dismissed the plaintiffs' claims for negligence, strict liability, negligent misrepresentation, and common law indemnity.  On May 31, 2020, the court granted summary judgment to the Company on TreeHouse's claims for breach of contract and breach of product guarantees but denied summary judgment on TreeHouse's claims for breach of express and implied warranties. On the remaining claims, the court limited TreeHouse's damages to the purchase price of the product the Company sold to TreeHouse. On September 14, 2020, the Company entered into a Confidential Settlement Agreement and Mutual Release (the "Settlement Agreement") with TreeHouse. The Settlement Agreement resolved the disputed issues among the parties in connection with the litigation filed by TreeHouse against the Company, as described above. Pursuant to the terms of the Settlement Agreement, the Company paid TreeHouse $4.4 million. On September 18, 2020, the parties filed a Stipulation of Dismissal with prejudice and the court entered a corresponding order dismissing the litigation with prejudice.

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
SUNOPTA INC.	-F42-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
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

Letters of Credit

The Company has outstanding letters of credit at January 2, 2021 totaling $10.3 million (December 28, 2019 - $10.7 million).

24. Segmented Information

The segment information below is presented on a continuing operations basis, with prior period information recast to reflect the reporting of Tradin Organic as discontinued operations. Following the sale of the Company's former soy and corn business in February 2019, Tradin Organic comprised the Company's entire Global Ingredients segment. Following the divestiture of Tradin Organic, the composition of the Company's two continuing operating segments is as follows:

  Plant-Based Foods and Beverages - includes plant-based beverages and liquid and dry ingredients (utilizing almond, soy, coconut, oat, hemp, and other bases), as well as broths, teas, and nutritional beverages. In addition, it includes packaged dry- and oil-roasted inshell sunflower and sunflower kernels, as well as corn-, soy- and legume-based roasted snacks, and the processing and sale of raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages - includes individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, blends, and other berries), IQF and bulk frozen fruit for foodservice (including purées, fruit cups and smoothies), and custom fruit preparations for industrial use. In addition, it includes fruit snacks, including bars, twists, ropes, and bite-sized varieties.

Corporate Services provides a variety of management, financial, information technology, treasury, and administration services to each of the Company's operating segments.

When reviewing the operating results of the Company's operating segments, management uses segment revenues from external customers and segment operating income/loss to assess performance and allocate resources. Total segment operating income/loss includes general and administrative expenses incurred by Corporate Services and excludes other income/expense items and goodwill impairments. In addition, interest on corporate debt and income taxes are not allocated to the operating segments.
SUNOPTA INC.	-F43-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Revenues and Operating Income

Reportable segment operating results for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 were as follows:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Segment revenues from external customers
Plant-Based Foods and Beverages	415,164	361,398	314,076
Fruit-Based Foods and Beverages	374,049	349,852	365,469
Global Ingredients	—	10,346	104,427
Total revenues from external customers	789,213	721,596	783,972

Segment operating income (loss)
Plant-Based Foods and Beverages	50,780	29,476	10,766
Fruit-Based Foods and Beverages	(7,321)	(26,873)	(16,029)
Global Ingredients	—	(187)	2,245
Corporate Services	(31,151)	(26,471)	(18,433)
Total segment operating income	12,308	(24,055)	(21,451)

Other income (expense), net (see note 18)	(23,393)	40,639	(5,242)
Goodwill impairment (see note 11)	—	—	(81,222)
Interest expense, net (see note 14)	(30,042)	(32,765)	(33,121)
Loss on retirement of debt (see note 14)	(8,915)	—	—
Loss from continuing operations before income taxes	(50,042)	(16,181)	(141,036)

Segment Assets

Total assets by reportable segment as at January 2, 2021 and December 28, 2019 were as follows:

	January 2, 2021	December 28, 2019
	$	$
Segment Assets
Plant-Based Foods and Beverages	191,580	189,013
Fruit-Based Foods and Beverages	329,151	342,099
Corporate Services	64,884	96,300
Assets held for sale	—	295,947
Total assets	585,615	923,359

SUNOPTA INC.	-F44-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Capital Expenditures, Depreciation and Amortization

Capital expenditures, depreciation and amortization by reportable segment for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 were as follows:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Segment Capital Expenditures
Plant-Based Foods and Beverages	11,323	15,289	12,241
Fruit-Based Foods and Beverages	10,378	9,689	5,586
Global Ingredients	—	92	655
Corporate Services	3,053	3,317	8,385
Total capital expenditures	24,754	28,387	26,867

Segment Depreciation and Amortization
Plant-Based Foods and Beverages	9,457	7,799	6,468
Fruit-Based Foods and Beverages	16,304	16,702	16,871
Global Ingredients	—	129	847
Corporate Services	4,547	4,636	3,973
Total depreciation and amortization	30,308	29,266	28,159

Geographic Information

The Company's assets, operations and employees are principally located in the U.S., Mexico, and Canada. Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended January 2, 2021, December 28, 2019 and December 29, 2018 were as follows:

	January 2, 2021	December 28, 2019	December 29, 2018
	$	$	$
Revenues from External Customers
U.S.	752,000	691,838	749,528
Canada	12,481	9,418	14,712
Other	24,732	20,340	19,732
Total revenues from external customers	789,213	721,596	783,972

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at January 2, 2021 and December 28, 2019 were as follows:

	January 2, 2021	December 28, 2019
	$	$
Long-Lived Assets
U.S.	144,555	146,217
Mexico	11,511	11,057
Canada	1,982	2,401
Total long-lived assets	158,048	159,675

SUNOPTA INC.	-F45-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Major Customers

A customer of the Plant-Based Foods and Beverages operating segment accounted for approximately 16%, 18% and 16% of the Company's consolidated revenues for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively, and a customer of both the Fruit-Based and Plant-Based Foods and Beverages operating segments accounted for approximately 14%, 11% and less than 10% of consolidated revenues for the years ended January 2, 2021, December 28, 2019 and December 29, 2018, respectively. No other customer accounted for more than 10% of the Company's consolidated revenues.
25. Subsequent Event

Exchange of Series A Preferred Stock for Common Shares

On February 22, 2021, Oaktree exchanged all of their shares of Series A Preferred Stock for 12,633,427 Common Shares, representing 12.3% of the Company's issued and outstanding Common Shares on a post-exchange basis. The shares of Series A Preferred Stock were exchangeable into Common Shares at an exchange price of $7.00 and paid a cumulative dividend of 8% per year. Both prior to and after the exchange, Oaktree beneficially owns or controls shares equal to 19.0% of the total outstanding voting shares of the Company. Oaktree's shares of Series B-1 Preferred Stock remain subject to permanent exchange and voting caps. Oaktree continues to have the right to designate two nominees for election to the Company's Board of Directors and to other governance rights previously held. Following the exchange, the Company will no longer be required to pay the 8.0% per annum dividend on the Series A Preferred Stock.
SUNOPTA INC.	-F46-	January 2, 2021 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 2, 2021, December 28, 2019 and December 29, 2018
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

26.  Quarterly Results of Operations (unaudited)

The following is a summary of the unaudited quarterly consolidated results of operations of the Company for the years ended January 2, 2021 and December 28, 2019.  The consolidated results of operations presented below for all periods prior to the fourth quarter of 2020 have been recast to report Tradin Organic as discontinued operations (see note 3).

		Fiscal 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	$	$	$	$
Revenues	207,597	184,401	191,659	205,556
Gross profit	27,173	23,259	26,838	31,807
Loss from continuing operations	(3,964)	(5,133)	(3,875)	(34,330)(1)
Earnings from discontinued operations	7,325	6,140	3,964	107,391 (2)
Net earnings	3,361	1,007	89	73,061
Earnings (loss) attributable to common shareholders	1,336	(1,597)	(2,755)	70,206

Basic earnings (loss) per share:
From continuing operations	(0.07)	(0.09)	(0.07)	(0.41)
From discontinued operations	0.08	0.07	0.04	1.19
Basic earnings (loss) per share	0.02	(0.02)	(0.03)	0.78
Diluted earnings (loss) per share:
From continuing operations	(0.07)	(0.09)	(0.07)	(0.41)
From discontinued operations	0.08	0.07	0.04	1.19
Diluted earnings (loss) per share	0.02	(0.02)	(0.03)	0.78

		Fiscal 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	$	$	$	$
Revenues	180,779	172,112	182,585	186,120
Gross profit	13,706	15,250	14,350	22,197
Earnings (loss) from continuing operations	19,757 (3)	(12,380)	(13,714)	(6,743)
Earnings from discontinued operations	5,892	3,325	1,965	1,140
Net earnings (loss)	25,649	(9,055)	(11,749)	(5,603)
Earnings (loss) attributable to common shareholders	23,654	(11,056)	(13,758)	(7,620)

Basic earnings (loss) per share:
From continuing operations	0.20	(0.16)	(0.18)	(0.10)
From discontinued operations	0.07	0.04	0.02	0.01
Basic earnings (loss) per share	0.27	(0.13)	(0.16)	(0.09)
Diluted earnings (loss) per share:
From continuing operations	0.20	(0.16)	(0.18)	(0.10)
From discontinued operations	0.06	0.04	0.02	0.01
Diluted earnings (loss) per share	0.26	(0.13)	(0.16)	(0.09)

(1) Includes a loss of $12.7 million on a foreign currency economic hedge of the euro-denominated cash consideration from the sale of Tradin Organic (see note 3) and a loss of $8.9 million on the early redemption and retirement of the 9.5% senior secured second lien notes due October 2022 (see note 14).

(2) Includes a pre-tax gain on the sale of Tradin Organic of $111.8 million (see note 3).

(3) Includes a pre-tax gain on sale of the soy and corn business of $45.6 million, prior to post-close adjustment (see note 4).

SUNOPTA INC.	-F47-	January 2, 2021 10-K