Form 10-Q
period 2021-04-03
SunOpta Inc.
filed 2021-05-12
CIK 351834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2021

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

The number of the registrant's common shares outstanding as of May 7, 2021 was 105,499,393.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended April 3, 2021

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company," "SunOpta," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated.  Other amounts may be presented in thousands of Canadian dollars ("C$") and Mexican pesos ("M$").  As at April 3, 2021, the closing rates of exchange for the Canadian dollar and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7959 and M$0.0485.  These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties.  Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations and intentions; changes in customer demand resulting from or related to the COVID-19 pandemic, as well as supply chain, logistics and other disruptions; fluctuations in foreign currency exchange rates and commodity pricing, and general economic and political conditions globally and in the markets in which we do business; our expectations and intentions regarding the Dream® and WestSoy® brands; our plans to expand capacity in our plant-based food and beverage business, and timing to complete expansion projects; our expectations regarding profitability in our frozen fruit business, including our assessment of the margin improvement and cost savings to be realized from our frozen fruit productivity, network optimization and portfolio rationalization initiatives; our expectations regarding the availability of fruit supply, and potential impacts to our revenues; the timing to complete the planned closure of our fruit ingredient processing facility; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; other expectations related to our businesses, including anticipated results of operations, operational growth and expansion plans, plans to reduce costs and improve profitability; our intentions related to potential sale of selected businesses or assets; liquidity constraints and the availability of alternative financing sources; and other statements that are not historical facts.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	3	April 3, 2021 10-Q

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

  ability to obtain additional capital as required to achieve expected growth rates;

  the potential for impairment charges for goodwill or other intangible assets;

  the highly competitive industry in which we operate;

  that our customers may choose not to buy products from us;

  the potential loss of one or more key customers;

  changes and difficulty in predicting consumer preferences;

  our ability to effectively manage our supply chain;

  volatility in the prices of raw materials, packaging, freight, fuel, and energy;

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
SUNOPTA INC.	4	April 3, 2021 10-Q

  the loss of service of our key executives;

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

  fluctuations in exchange rates, interest rates and the prices of certain commodities; and

  exposure to our foreign operations and suppliers.

All forward-looking statements made herein are qualified by these cautionary statements, and our actual results or the developments we anticipate may not be realized.  Our forward-looking statements are based only on information currently available to us and speak only as of the date on which they are made. We do not undertake any obligation to publicly update our forward-looking statements, whether written or oral, after the date of this report for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws.  The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report and our Annual Report on Form 10-K for the fiscal year ended January 2, 2021.  Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 2, 2021, under Item 1A. "Risk Factors" of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	5	April 3, 2021 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended April 3, 2021 and March 28, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)
	Quarter ended
	April 3, 2021	March 28, 2020
	$	$
		(note 1)

Revenues (note 2)	207,640	207,597

Cost of goods sold	177,651	180,424

Gross profit	29,989	27,173

Selling, general and administrative expenses	20,874	19,933
Intangible asset amortization	2,194	2,271
Other expense, net (note 8)	1,615	555
Foreign exchange loss	836	2,210

Earnings from continuing operations before the following	4,470	2,204

Interest expense, net	1,660	7,665

Earnings (loss) from continuing operations before income taxes	2,810	(5,461)

Provision for (recovery of) income taxes	1,138	(1,497)

Earnings (loss) from continuing operations	1,672	(3,964)

Earnings from discontinued operations (note 3)	—	7,325

Net earnings	1,672	3,361

Dividends and accretion on preferred stock (note 7)	(1,953)	(2,025)

Earnings (loss) attributable to common shareholders	(281)	1,336

Basic and diluted earnings (loss) per share (note 9)
From continuing operations	(0.00)	(0.07)
From discontinued operations	—	0.08
Basic and diluted earnings (loss) per share	(0.00)	0.02

Weighted-average common shares outstanding (000s) (note 9)
Basic	96,120	88,161
Diluted	96,120	88,161

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	April 3, 2021 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings
For the quarters ended April 3, 2021 and March 28, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended
	April 3, 2021	March 28, 2020
	$	$
		(note 1)

Earnings (loss) from continuing operations	1,672	(3,964)
Earnings from discontinued operations	—	7,325
Net earnings	1,672	3,361

Currency translation adjustment	—	(309)

Comprehensive earnings	1,672	3,052

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	April 3, 2021 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at April 3, 2021 and January 2, 2021
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	April 3, 2021	January 2, 2021
	$	$

ASSETS
Current assets
Cash and cash equivalents	754	251
Accounts receivable, net of allowance for credit losses of $1,309 and $1,257, respectively	88,227	72,724
Inventories (note 5)	165,342	147,748
Prepaid expenses and other current assets	18,449	21,665
Income taxes recoverable	7,113	6,935
Total current assets	279,885	249,323

Property, plant and equipment	187,976	158,048
Operating lease right-of-use assets	33,182	35,172
Goodwill	3,998	3,998
Intangible assets	131,123	133,317
Deferred income taxes	1,847	—
Other assets	5,614	5,757
Total assets	643,625	585,615

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	107,265	118,592
Income taxes payable	2,440	1,431
Current portion of long-term debt (note 6)	7,462	3,478
Current portion of operating lease liabilities	12,535	12,750
Current portion of long-term liabilities	—	200
Total current liabilities	129,702	136,451

Long-term debt (note 6)	130,060	66,245
Operating lease liabilities	22,541	24,582
Deferred income taxes	28,092	25,408
Total liabilities	310,395	252,686

Series A Preferred Stock (note 7)	—	87,305
Series B-1 Preferred Stock (note 7)	27,727	27,595

EQUITY
SunOpta Inc. shareholders' equity
Common shares, no par value, unlimited shares authorized,
103,612,232 shares issued (January 2, 2021 - 90,194,220)	418,822	326,545
Additional paid-in capital	33,340	37,862
Accumulated deficit	(148,022)	(147,741)
Accumulated other comprehensive income	1,363	1,363
Total equity	305,503	218,029
Total equity and liabilities	643,625	585,615

Commitments and contingencies (note 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	April 3, 2021 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended April 3, 2021 and March 28, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)
	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive income	Non- controlling interests	Total
	000s	$	$	$	$	$	$

Balance at January 2, 2021	90,194	326,545	37,862	(147,741)	1,363	—	218,029
Exchange of Series A Preferred Stock, net of share issuance costs of $262 (note 7)	12,633	87,213	—	—	—	—	87,213
Employee stock purchase plan	10	126	—	—	—	—	126
Stock incentive plan	775	4,938	(2,424)	—	—	—	2,514
Withholding taxes on stock-based awards	—	—	(6,071)	—	—	—	(6,071)
Stock-based compensation	—	—	3,973	—	—	—	3,973
Earnings from continuing operations	—	—	—	1,672	—	—	1,672
Dividends on preferred stock	—	—	—	(1,651)	—	—	(1,651)
Accretion on preferred stock	—	—	—	(302)	—	—	(302)

Balance at April 3, 2021	103,612	418,822	33,340	(148,022)	1,363	—	305,503

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive loss	Non- controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2019	88,090	318,456	35,767	(214,931)	(11,271)	1,888	129,909
Employee stock purchase plan	47	100	—	—	—	—	100
Stock incentive plan	88	402	(280)	—	—	—	122
Withholding taxes on stock-based awards	—	—	(121)	—	—	—	(121)
Stock-based compensation	—	—	2,447	—	—	—	2,447
Loss from continuing operations	—	—	—	(3,964)	—	—	(3,964)
Earnings from discontinued operations	—	—	—	7,325	—	(14)	7,311
Dividends on preferred stock	—	—	—	(1,700)	—	—	(1,700)
Accretion on preferred stock	—	—	—	(325)	—	—	(325)
Currency translation adjustment	—	—	—	—	(309)	3	(306)

Balance at March 28, 2020	88,225	318,958	37,813	(213,595)	(11,580)	1,877	133,473

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	April 3, 2021 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended April 3, 2021 and March 28, 2020
(Unaudited)
(Expressed in thousands of U.S. dollars)
	Quarter ended
	April 3, 2021	March 28, 2020
	$	$
		(note 1)
CASH PROVIDED BY (USED IN)

Operating activities
Net earnings	1,672	3,361
Earnings from discontinued operations	—	7,325
Earnings (loss) from continuing operations	1,672	(3,964)
Items not affecting cash:
Depreciation and amortization	8,043	7,725
Amortization of debt issuance costs	285	939
Deferred income taxes	837	344
Stock-based compensation	3,973	2,211
Other	(169)	(2)
Changes in operating assets and liabilities (note 10)	(21,656)	16,424
Net cash provided by (used in) operating activities of continuing operations	(7,015)	23,677
Net cash provided by operating activities of discontinued operations	—	11,072
Net cash provided by (used in) operating activities	(7,015)	34,749

Investing activities
Purchases of property, plant and equipment	(9,297)	(9,022)
Proceeds from sale of assets	1,350	—
Net cash used in investing activities of continuing operations	(7,947)	(9,022)
Net cash used in investing activities of discontinued operations (note 3)	(13,380)	(667)
Net cash used in investing activities	(21,327)	(9,689)

Financing activities
Increase (decrease) under revolving credit facilities (note 6)	41,585	(10,413)
Borrowings of long-term debt (note 6)	486	—
Repayment of long-term debt (note 6)	(4,085)	(461)
Payment of debt issuance costs	(1,828)	(2,073)
Payment of cash dividends on preferred stock (note 7)	(3,420)	(1,700)
Proceeds from the exercise of stock options and employee share purchases	2,640	101
Payment of withholding taxes on stock-based awards	(6,071)	—
Payment of share issuance costs (note 7)	(262)	—
Other	—	(4)
Net cash provided by (used in) financing activities of continuing operations	29,045	(14,550)
Net cash used in financing activities of discontinued operations (note 3)	(200)	(9,322)
Net cash provided by (used in) financing activities	28,845	(23,872)

Increase in cash and cash equivalents in the period	503	1,188

Cash and cash equivalents of discontinued operations:
Balance at beginning of period	—	1,370
Foreign exchange loss on cash and cash equivalents	—	(16)
Less: balance at end of period	—	(2,437)

Cash and cash equivalent, beginning of the period	251	128

Cash and cash equivalents, end of the period	754	233

Non-cash investing and financing activities (note 10)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	April 3, 2021 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2021 and March 28, 2020
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended April 3, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 1, 2022 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 2, 2021. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Discontinued Operations

As described in note 3, on December 30, 2020, the Company completed the divestiture of its organic ingredient sourcing and production business, Tradin Organic. With the divestiture, Tradin Organic qualified for reporting as discontinued operations in the consolidated financial statements of the Company.  Accordingly, the operating results and cash flows of Tradin Organic for the quarter ended March 28, 2020 have been reclassified to discontinued operations on the consolidated statements of operations and cash flows.  In addition, unless otherwise indicated, the information disclosed below in these notes to the consolidated financial statements is presented on a continuing operations basis, with the comparative period information recast to reflect Tradin Organic as discontinued operations.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2021 is a 52-week period ending on January 1, 2022, with quarterly periods ending on April 3, 2021, July 3, 2021, and October 2, 2021. Fiscal year 2020 was a 53-week period ending on January 2, 2021, with quarterly periods ending on March 28, 2020, June 27, 2020 and September 26, 2020.

Recent Accounting Pronouncements

In March 2020 and January 2021, the Financial Accounting Standards Board issued Accounting Standard Updates 2020-04 and 2021-01, Reference Rate Reform (Topic 848), that provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the transition away from LIBOR and other reference rates that are expected to be discontinued.  The guidance in Topic 848 is effective upon issuance and can be applied prospectively for contract modifications and hedging relationships through December 31, 2022.  The Company is currently evaluating the impact of the guidance and does not expect it will have a material effect on the Company’s consolidated financial statements.

SUNOPTA INC.	11	April 3, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 3, 2021 and March 28, 2020

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

2.  Revenue

The Company procures, processes, and packages plant-based and fruit-based foods and beverages. The Company's customers include retailers, foodservice operators, branded food companies, and food manufacturers.

The following table presents a disaggregation of the Company's revenues based on categories used by the Company to evaluate sales performance:

	Quarter ended
	April 3, 2021	March 28, 2020
	$	$
Plant-Based Foods and Beverages
Beverages and broths	95,486	86,770
Plant-based ingredients	7,844	5,912
Sunflower and roasted snacks	16,121	13,560
Total Plant-Based Foods and Beverages	119,451	106,242

Fruit-Based Foods and Beverages
Frozen fruit	63,455	75,207
Fruit-based ingredients	8,359	11,892
Fruit snacks	16,375	14,256
Total Fruit-Based Foods and Beverages	88,189	101,355

Total revenues	207,640	207,597

3. Discontinued Operations

Tradin Organic

On December 30, 2020, the Company completed the divestiture of its organic ingredient sourcing and production business, Tradin Organic, by selling all of the Company's interests and rights in The Organic Corporation B.V. and Tradin Organics USA LLC to Amsterdam Commodities N.V. (the "Purchaser") for cash consideration of $373.7 million (€305.1 million), net of cash acquired and debt assumed by the Purchaser and subject to certain post-closing adjustments. The global operations of Tradin Organic included its organic and non-GMO ingredient sourcing operations centered in Amsterdam, The Netherlands, and Scott's Valley, California, together with its consumer-packaged premium juice co-manufacturing business, and its cocoa, sunflower, sesame, and avocado ingredient processing facilities located in the Netherlands, Bulgaria, and Ethiopia. Prior to its divestiture, Tradin Organic comprised the Company's former Global Ingredients operating segment.

SUNOPTA INC.	12	April 3, 2021 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2021 and March 28, 2020
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table reconciles the major components of the results of discontinued operations to the amount reported in the consolidated statement of operations for the quarter ended March 28, 2020:

$
Revenues	128,352
Cost of goods sold	111,805
Selling, general and administrative expenses(1)	7,273
Intangible asset amortization	450
Other income, net	(1,853)
Foreign exchange loss	124
Interest expense(2)	615
Earnings before gain of sale	9,938
Earnings from discontinued operations before income taxes	9,938
Provision for income taxes	2,627
Loss attributable to non-controlling interests	(14)
Earnings from discontinued operations	7,325

(1) Selling, general and administrative expenses exclude management fees charged by SunOpta Corporate Services and include stock-based compensation expense attributable to employees of Tradin Organic.
(2) Interest expense reflects interest on debt directly attributable to Tradin Organic including borrowings by Tradin Organic under the Dutch subfacility of the Company's former Global Credit Facility.

For the quarter ended April 3, 2021, the Company paid $13.4 million to settle accrued transaction costs related to the Tradin Organic divestiture and paid $0.2 million to settle the final contingent consideration obligation related to a prior acquisition of a premium juice business included in the disposed operations of Tradin Organic. These payments were recorded as cash used in investing and financing activities of discontinued operations, respectively, on the consolidated statement of cash flows for the quarter ended April 3, 2021.

4.  Derivative Financial Instruments and Fair Value Measurements

Foreign currency forward contracts

As part of its risk management strategy, from time to time, the Company enters into foreign currency forward contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are included in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data. The Company has not designated these contracts as accounting hedges.

As at April 3, 2021, the Company held a combination of foreign currency put and call option contracts (a zero-cost collar) to economically hedge its exposure to fluctuations in the Mexican peso related to purchases of fruit inventory and operating costs in Mexico. The aggregate notional amount of these contracts was $11.8 million at inception. As at April 3, 2021, contracts with a notional amount of $7.8 million remain open, which mature through July 2021. The collar has a ceiling rate of 24.00 Mexican pesos to the U.S. dollar and a floor rate of 21.14 Mexican pesos to the U.S. dollar. If the spot rate is between the ceiling and floor rates on the date of maturity of each of the contracts, then the Company does not recognize any gain or loss under these contracts. If the spot rate goes below the floor rate of the collar, the Company will recognize a foreign exchange gain, and if the spot rate goes above the ceiling rate of the collar, the Company will recognize a foreign exchange loss.  As at April 3, 2021 and January 2, 2021, unrealized gains of $0.3 million and $0.8 million, respectively, related to these contracts were included in other current assets on the consolidated balance sheets.  For the quarter ended April 3, 2021, the Company recognized an unrealized loss of $0.4 million and a realized gain of $0.1 million related to these contracts in foreign exchange loss on the consolidated statement of operations.

As at March 28, 2020, the Company had no open Mexican peso foreign currency forward contracts.
SUNOPTA INC.	13	April 3, 2021 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2021 and March 28, 2020
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5.  Inventories

	April 3, 2021	January 2, 2021
	$	$
Raw materials and work-in-process	103,692	78,210
Finished goods	67,394	75,280
Inventory reserves	(5,744)	(5,742)
	165,342	147,748

6.  Long-Term Debt

	April 3, 2021	January 2, 2021
	$	$
Revolving Credit Facility(1)	88,862	47,277
Finance lease liabilities(2)	44,714	18,813
Other	3,946	3,633
	137,522	69,723
Less: current portion	7,462	3,478
	130,060	66,245

(1) Revolving Credit Facility

On December 31, 2020, the Company entered into a second amended and restated credit agreement (the "Credit Agreement"), among the Company, SunOpta Foods Inc. ("SunOpta Foods"), the other borrowers and guarantors party thereto, and the lenders party thereto (the "Lenders"). As part of the Credit Agreement, the Lenders provided a five-year, $250 million asset-based revolving credit facility, subject to borrowing base capacity (the "Revolving Credit Facility"), and a five-year $75 million delayed draw term loan facility which can be borrowed on or prior to June 30, 2022 (the "Term Loan Facility," and together with the Revolving Credit Facility, the "Facilities"), to finance certain capital expenditures. The Revolving Credit Facility includes borrowing capacity for letters of credit and provides for borrowings on same-day notice, including in the form of swingline loans. The Facilities mature on December 31, 2025.

All obligations under the Facilities are guaranteed by substantially all of the Company's direct and indirect wholly-owned material restricted subsidiaries organized in the U.S. and Canada (the "Guarantors") and, subject to certain exceptions, such obligations are secured by first priority liens on substantially all assets of the Company and the other borrowers and Guarantors.

Borrowings under the Facilities bear interest based on various reference rates including LIBOR plus an applicable margin. With respect to loans under the Revolving Credit Facility, the applicable margin will be set quarterly based on average borrowing availability for the preceding fiscal quarter and will range from 0.50% to 1.00% for base rate borrowings and from 1.50% to 2.00% for eurocurrency rate, bankers' acceptance rate and European base rate borrowings, with a reduction of 0.25% when the Company's total leverage ratio is less than a specific threshold on or after the one year anniversary of the closing date of the Facilities. With respect to loans under the Term Loan Facility, the applicable margin will be set quarterly based on average borrowing availability for the preceding fiscal quarter and will range from 1.25% to 1.75% for base rate borrowings and from 2.25% to 2.75% for eurocurrency rate, bankers' acceptance rate and European base rate borrowings. In addition to paying interest on outstanding principal under the Facilities, the Company is required to pay commitment fees quarterly, in arrears, equal to (i) 0.25% of the average daily undrawn portion of the Revolving Credit Facility and (ii) 0.375% of the undrawn portion of the Term Loan Facility. As at April 3, 2021, the weighted-average interest rate on all outstanding borrowings under the Revolving Credit Facility was 2.25%.

SUNOPTA INC.	14	April 3, 2021 10-Q

SunOpta Inc

Notes to Consolidated Financial Statements
For the quarters ended April 3, 2021 and March 28, 2020
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

(2) Finance lease liabilities

During the first quarter of 2021, the Company recognized additional finance lease liabilities of $29.9 million in the aggregate, together with a corresponding amount of right-of-use assets recorded in property, plant and equipment, related to the addition of new plant-based beverage and ingredient extraction processing and packaging equipment. The finance leases have implicit rates of interest of 8.08% to 8.85% and lease terms of five years.

7.   Preferred Stock

Series A Preferred Stock

On October 7, 2016, the Company and SunOpta Foods entered into a subscription agreement (the "Series A Subscription Agreement") with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree").  Pursuant to the Series A Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Series A Preferred Stock to Oaktree for consideration in the amount of $85.0 million.  In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Series A Preferred Stock.  The carrying value of the Series A Preferred Stock was being accreted through charges to accumulated deficit over the period preceding October 7, 2021, the date on or after which SunOpta Foods may have redeemed all the Series A Preferred Stock.

On February 22, 2021 (the "Exchange Date"), Oaktree exchanged all of their shares of Series A Preferred Stock for 12,633,427 shares of common stock of the Company ("Common Shares") at an exchange price of $7.00 and paid a cumulative dividend of 8% per year. On the Exchange Date, the Company paid cash dividends of $1.0 million on the Series A Preferred Stock for the period January 1, 2021 to February 22, 2021.  In addition, in the first quarter of 2021, the Company paid cash dividends of $1.8 million on Series A Preferred Stock related to the fourth quarter of 2020.  Subsequent to the Exchange Date, the Company will no longer be required to pay dividends on the Series A Preferred Stock.

As at the Exchange Date, the carrying amount of the Series A Preferred Stock was $87.5 million, comprised of the initial liquidation preference of $85.0 million in the aggregate, together with $3.4 million of dividends paid in kind for the first and second quarters of 2020, less remaining unamortized issuance costs of $0.9 million. As at the Exchange Date, the Company derecognized the carrying amount of the Series A Preferred Stock and recognized a corresponding amount for the Common Shares issued on exchange, net of share issuance costs of $0.3 million.

In connection with the exchange of the Series A Preferred Stock, all 12,633,427 Special Shares, Series 1 previously issued to Oaktree were redeemed by the Company. The Special Shares, Series 1 entitled Oaktree to one vote per Special Share, Series 1 on all matters submitted to a vote of the holders of Common Shares.

Series B-1 Preferred Stock

On April 15, 2020, the Company and SunOpta Foods entered into a subscription agreement (the "Series B Subscription Agreement") with Oaktree and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP (collectively, "Engaged"), On April 24, 2020, pursuant to the Series B Subscription Agreement, SunOpta Foods issued 15,000 shares of Series B-1 Preferred Stock to each of Oaktree and Engaged for aggregate consideration of $30.0 million and 30,000 shares total. In connection with the issuance of the Series B-1 Preferred Stock, the Company incurred direct and incremental expenses of $3.2 million, which reduced the carrying value of the Series B-1 Preferred Stock. The carrying value of the Series B-1 Preferred Stock is being accreted through charges to accumulated deficit over the period preceding April 24, 2025. For the quarter ended April 3, 2021, this accretion charge amounted to $0.1 million.
SUNOPTA INC.	15	April 3, 2021 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2021 and March 28, 2020
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Series B-1 Preferred Stock had an initial stated value and liquidation preference of $1,000 per share, which is adjusted for any non-cash dividends declared on the Series B-1 Preferred Stock (the "Series B-1 Liquidation Preference"). Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the Series B-1 Liquidation Preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to September 30, 2029, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the Series B-1 Liquidation Preference. The failure to pay dividends in cash for any quarter ending after September 30, 2029 will be an event of non-compliance. For the second quarter of 2020, SunOpta Foods elected to declare dividends on the Series B-1 Preferred Stock to be paid in kind and, as a result, the aggregate Series B-1 Liquidation Preference increased by $0.4 million to $30.4 million, or approximately $1,015 per share. For each of the third and fourth quarters of 2020, the Company paid cash dividends of $0.6 million on the Series B-1 Preferred Stock. As at April 3, 2021, the Company accrued unpaid dividends of $0.6 million for the first quarter of 2021, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

At any time, the Series B-1 Preferred Stock may be exchanged, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the Series B Liquidation Preference divided by $2.50 (such price, the "Series B-1 Exchange Price" and such quotient, the "Series B-1 Exchange Rate"). As at April 3, 2021, the aggregate shares of Series B-1 Preferred Stock outstanding were exchangeable into 12,178,667 Common Shares. The Series B-1 Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series B-1 Exchange Price, provided that the Series B-1 Exchange Price may not be lower than $2.00 (subject to adjustment in certain circumstances).

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

Oaktree and Engaged will be entitled to vote the Series B-1 Preferred Stock with the Common Shares on an as-exchanged basis, subject to a permanent 19.99% voting cap. As a result of the voting cap, each of Oaktree and Engaged will only be able to vote its Series B-1 Preferred Stock to the extent that, when taken together with any other voting securities each investor controls, such votes do not exceed 19.99% of the votes eligible to be cast by all security holders of the Company. On April 24, 2020, the Company designated Special Shares, Series 2 to serve as the mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock. The Special Shares, Series 2 entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holders of Common Shares, voting together as a single class, subject to certain exceptions. The Special Shares, Series 2 are not transferrable and the voting rights associated with the Special Shares, Series 2 will terminate upon the transfer of the shares of Series B-1 Preferred Stock to a third party, other than an affiliate of Oaktree or Engaged, as applicable. As at April 3, 2021, 6,089,333 Special Shares, Series 2 were issued to Engaged, equal to the number of Common Shares issuable to Engaged on the exchange of all of the shares of Series B-1 Preferred Stock held by it, and no Special Shares, Series 2 were issued to Oaktree, as Oaktree was subject to the Series B-1 Exchange Cap.
SUNOPTA INC.	16	April 3, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements
For the quarters ended April 3, 2021 and March 28, 2020
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

8.  Other Expense, Net

The components of other expense (income) were as follows:

	Quarter ended
	April 3, 2021	March 28, 2020
	$	$
Facility closure and related costs(1)	1,432	—
Divestiture costs(2)	183	—
Employee termination costs(3)	—	570
Other	—	(15)
	1,615	555

(1)   Facility closure and related costs

For the quarter ended April 3, 2021, expense primarily relates to the exit from the Company's Santa Maria, California, frozen fruit processing facility that commenced in the fourth quarter of 2020 and was completed February 1, 2021.

(2)   Divestiture costs

For the quarter ended April 3, 2021, expense relates to professional fees incurred in connection with post-closing matters related to the divestiture of Tradin Organic.

(3)   Employee termination costs

For the quarter ended March 28, 2020, expense includes severance benefits of $1.0 million for employees terminated in connection with the consolidation of the Company's corporate office functions into Minneapolis, Minnesota, net of reversal of $0.5 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to terminated employees.
SUNOPTA INC.	17	April 3, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements
For the quarters ended April 3, 2021 and March 28, 2020
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended
	April 3, 2021	March 28, 2020
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations	$1,672	$(3,964)
Less: dividends and accretion on Series A Preferred Stock	(1,212)	(2,025)
Less: dividends and accretion on Series B-1 Preferred Stock	(741)	—
Loss from continuing operations attributable to common shareholders	(281)	(5,989)
Earnings from discontinued operations	—	7,325
Earnings (loss) attributable to common shareholders	$(281)	$1,336

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	96,120	88,161

Basic earnings (loss) per share:
From continuing operations	$(0.00)	$(0.07)
From discontinued operations	—	0.08
Basic earnings (loss) per share	$(0.00)	$0.02

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$1,672	$(3,964)
Less: dividends and accretion on Series A Preferred Stock	(1,212)	(2,025)
Less: dividends and accretion on Series B-1 Preferred Stock	(741)	—
Loss from continuing operations attributable to common
shareholders	(281)	(5,989)
Earnings from discontinued operations	—	7,325
Earnings (loss) attributable to common shareholders	$(281)	$1,336

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	96,120	88,161
Dilutive effect of the following:
Stock options, restricted stock units and performance share units(1)	—	—
Series B-1 Preferred Stock(2)	—	—
Series A Preferred Stock(3)	—	—
Diluted weighted-average number of shares outstanding	96,120	88,161

Diluted earnings (loss) per share:
From continuing operations	$(0.00)	$(0.07)
From discontinued operations	—	0.08
Diluted earnings (loss) per share	$(0.00)	$0.02

SUNOPTA INC.	18	April 3, 2021 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2021 and March 28, 2020
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(1)   For the quarter ended April 3, 2021, 5,764,548 (March 28, 2020 - 1,136,162) potential common shares were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, restricted stock units ("RSUs"), and certain contingently issuable performance share units. In addition, for the quarter ended April 3, 2021, stock options and RSUs to purchase or receive 92,161 (March 28, 2020 - 3,458,424) potential common shares were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

(2) For the quarter ended April 3, 2021, it was more dilutive to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include 12,178,667 Common Shares issuable on an if-converted basis as at April 3, 2021.

(3)    As described in note 7, on February 22, 2021, all shares of Series A Preferred Stock were exchanged for 12,633,427 Common Shares, representing 12.3% of the Company's issued and outstanding Common Shares on a post-exchange basis. For the quarter ended March 28, 2020, it was more dilutive to assume the Series A Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series A Preferred Stock and the denominator was not adjusted to include 11,333,333 Common Shares issuable on an if-converted basis as at March 28, 2020.

10. Supplemental Cash Flow Information

	Quarter ended
	April 3, 2021	March 28, 2020
	$	$
Changes in Operating Assets and Liabilities
Accounts receivable	(15,503)	(17,863)
Inventories	(17,594)	33,131
Accounts payable and accrued liabilities(1)	7,500	(6,284)
Other operating assets and liabilities	3,941	7,440
	(21,656)	16,424

Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	1,014	77
Finance leases (see note 6(2))	29,906	—
Accrued dividends on preferred stock	609	1,700

(1) For the quarter ended April 3, 2021, the $7.5 million change in operating accounts payable and accrued liabilities excludes the settlement of the following accrued liabilities at January 2, 2021: $13.4 million of transaction costs related to the divestiture of Tradin Organic (included in investing activities of discontinued operations); $2.0 million of additions to property, plant and equipment (included in investing activities of continuing operations); $1.8 million of dividends on Series A Preferred Stock for the fourth quarter of 2020 (included in financing activities of continuing operations); and $1.7 million of debt issuance costs related to the Credit Agreement (included in financing activities of continuing operations).

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
SUNOPTA INC.	19	April 3, 2021 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2021 and March 28, 2020
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

Segment Revenues and Operating Income

Reportable segment operating results for the quarters ended April 3, 2021 and March 28, 2020 were as follows:

	Quarter ended
	April 3, 2021	March 28, 2020
	$	$
Segment revenues from external customers
Plant-Based Foods and Beverages	119,451	106,242
Fruit-Based Foods and Beverages	88,189	101,355
Total revenues from external customers	207,640	207,597

Segment operating income (loss)
Plant-Based Foods and Beverages	13,317	13,853
Fruit-Based Foods and Beverages	(1,894)	(4,702)
Corporate Services	(5,338)	(6,392)
Total segment operating income	6,085	2,759

Other expense, net (see note 8)	(1,615)	(555)
Interest expense, net	(1,660)	(7,665)
Earnings (loss) from continuing operations before income taxes	2,810	(5,461)

SUNOPTA INC.	20	April 3, 2021 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended April 3, 2021 and March 28, 2020
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Depreciation and Amortization

Depreciation and amortization by reportable segment for the quarters ended April 3, 2021 and March 28, 2020 was as follows:

	Quarter ended
	April 3, 2021	March 28, 2020
	$	$
Plant-Based Foods and Beverages	3,134	2,368
Fruit-Based Foods and Beverages	3,769	4,136
Corporate Services	1,140	1,221
Total depreciation and amortization	8,043	7,725

13.  Subsequent Events

Acquisition of Dream® and WestSoy® Brands

On April 15, 2021, the Company acquired the Dream and WestSoy plant-based beverage brands and related private label products in North America from The Hain Celestial Group, Inc. for a base purchase price of $33 million.  The acquired assets include all inventories, trademarks, product formulations, and other intellectual property related to the Dream and WestSoy brands and do not include other working capital, property, plant and equipment, or employees.  The Company expects to finalize the purchase price allocation in the second quarter of 2021.

Also, on April 15, 2021, the Company entered into an amendment to its Credit Agreement (see note 6) to allocate $20 million of the Lenders' commitments under the Revolving Credit Facility to a two-year, first-in-last-out tranche (the "Tranche B Subfacility"), which was drawn in full to finance a portion of the purchase price of the Dream and WestSoy acquisition.  The material terms governing the remaining $230 million of the Lenders' commitments under the Revolving Credit Facility (the "Tranche A Subfacility") remain unchanged.

Amortization payments on the aggregate principal amount of the Tranche B Subfacility are equal to $2.5 million, payable at the end of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2022, with the remaining amount payable at the maturity thereof.  Borrowings repaid under the Tranche B Subfacility may not be borrowed again.  Each repayment of Tranche B Subfacility loans will result in an increase of the Lenders' commitments under the Tranche A Subfacility, provided that such increases will not cause the aggregate Lenders’ commitments under the Tranche A Subfacility to exceed $250 million.

Borrowings under the Tranche B Subfacility bear interest based on various reference rates including LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with a reduction of 0.25% when the Company's total leverage ratio is less than a specific threshold on or after the one-year anniversary of the closing date of the Facilities.

The Tranche B Subfacility is subject to a separate borrowing base applicable to certain eligible accounts receivable and inventory with advance rates separate from the Tranche A Subfacility.  All obligations under the Tranche B Subfacility are unconditionally guaranteed by substantially the same Guarantors as the Tranche A Subfacility and are secured on substantially the same basis as the Tranche A Subfacility.  In addition, the Tranche B Subfacility is subject to the same covenants and events of default as the Tranche A Subfacility.

Exit from Fruit Ingredient Processing Facility

On April 12, 2021, the Company finalized its decision to exit its leased South Gate, California, fruit ingredient processing facility by July 2021. The Company will be transferring production of fruit-based toppings to its Jacona, Mexico, processing facility, while exiting the preparation of fruit-based yogurt and bakery applications. Approximately 60 employees will be impacted by the closure of the South Gate facility. The Company expects to incur approximately $5 million of related severance, facility closure and relocation costs in the second quarter of 2021.
SUNOPTA INC.	21	April 3, 2021 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended April 3, 2021 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2021 ("Form 10-K").  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 12, 2021.

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

Overview

We procure, process, and package plant-based and fruit-based food and beverage products for sale to retailers, foodservice operators, branded food companies, and food manufacturers.  The composition of our two operating segments is as follows:

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
SUNOPTA INC.	22	April 3, 2021 10-Q

Until December 2020, we had a third operating segment referred to as Global Ingredients that comprised our organic ingredient sourcing and production business, Tradin Organic, which we sold on December 30, 2020.  The segment information presented in this MD&A for the quarter ended March 28, 2020 has been recast to reflect the reporting of Tradin Organic as discontinued operations.

Acquisition of Dream® and WestSoy® Brands

On April 15, 2021, we acquired the Dream and WestSoy plant-based beverage brands and related private label products in North America from The Hain Celestial Group, Inc.  The Dream brand comprises shelf-stable, plant-based milks, including rice, soy, almond, coconut, and oat varieties, and the WestSoy brand comprises shelf-stable soy beverages that are organic certified.  Together, the Dream and WestSoy brands generated revenues from external customers of approximately $40 million in 2020.  We currently produce approximately one-half of the Dream product line and all of the WestSoy products.  We intend to bring production of the remaining Dream products in-house over the next 12 months.  We expect these acquired brands will complement our core private label and co-manufacturing plant-based beverage business, while providing a platform for marketing our own plant-based product innovations.

The $33 million base purchase price for the Dream and WestSoy brands was funded principally by a new $20 million first-in-last-out ("FILO") term loan under our asset-based revolving credit facility (as described below under "Liquidity and Capital Resources.")

Impact of COVID-19

We continue to actively address the impacts of the COVID-19 global pandemic on our operations.  We began to experience impacts to our business and results of operations late in the first quarter of 2020, and these impacts continued throughout the remainder of fiscal 2020.  As a result, we saw significant shifts in the mix of our business, resulting in lower demand for our food and beverage products from the foodservice channel due to the full or partial closure of many foodservice outlets, and an increase in demand from retail customers as consumers increased their at-home food and beverage consumption.  We have seen a gradual return towards normalized levels as foodservice outlets reopen, and consumers adapt to the evolving environment.  However, despite showing signs of recovery, foodservice demand for our products remained below pre-COVID-19 pandemic levels for the first quarter of 2021.

To date, we have not experienced any material interruptions in our plant operations due to employee absences, or to our supply chains as a result of the pandemic.  However, we have seen significant increases in transportation costs due to disruptions caused by or related to the pandemic.

To date, the impacts of the COVID-19 pandemic on our operations have not had a significant impact on our liquidity, cash flows or capital resources.

SUNOPTA INC.	23	April 3, 2021 10-Q

Consolidated Results of Operations for the Quarters Ended April 3, 2021 and March 28, 2020

	April 3, 2021	March 28, 2020	Change	Change
For the quarter ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	119,451	106,242	13,209	12.4%
Fruit-Based Foods and Beverages	88,189	101,355	(13,166)	-13.0%
Total revenues	207,640	207,597	43	0.0%

Gross Profit
Plant-Based Foods and Beverages	23,158	21,071	2,087	9.9%
Fruit-Based Foods and Beverages	6,831	6,102	729	11.9%
Total gross profit	29,989	27,173	2,816	10.4%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	13,317	13,853	(536)	-3.9%
Fruit-Based Foods and Beverages	(1,894)	(4,702)	2,808	59.7%
Corporate Services	(5,338)	(6,392)	1,054	16.5%
Total segment operating income	6,085	2,759	3,326	120.6%

Other expense, net	1,615	555	1,060	191.0%
Earnings from continuing operations before the following	4,470	2,204	2,266	102.8%
Interest expense, net	1,660	7,665	(6,005)	-78.3%
Provision for (recovery of) income taxes	1,138	(1,497)	2,635	176.0%
Earnings (loss) from continuing operations(2),(3)	1,672	(3,964)	5,636	142.2%
Earnings from discontinued operations	—	7,325	(7,325)	-100.0%
Net earnings	1,672	3,361	(1,689)	-50.3%
Dividends and accretion on preferred stock	(1,953)	(2,025)	72	3.6%
Earnings (loss) attributable to common shareholders(4)	(281)	1,336	(1,617)	-121.0%

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

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the quarter ended	$	$	$	$

April 3, 2021
Segment operating income (loss)	13,317	(1,894)	(5,338)	6,085
Other income (expense), net	(299)	(1,365)	49	(1,615)
Earnings (loss) from continuing operations before the following	13,018	(3,259)	(5,289)	4,470

March 28, 2020
Segment operating income (loss)	13,853	(4,702)	(6,392)	2,759
Other income (expense), net	7	(920)	358	(555)
Earnings (loss) from continuing operations before the following	13,860	(5,622)	(6,034)	2,204
SUNOPTA INC.	24	April 3, 2021 10-Q

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

(2)  When assessing our financial performance, we use an internal measure of earnings/loss from continuing operations determined in accordance with U.S. GAAP that includes dividends and accretion on preferred stock and excludes specific items recognized in other income/expense, asset impairment charges, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis.  We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations.  The following table presents a reconciliation of adjusted earnings/loss from earnings/loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	April 3, 2021		March 28, 2020
		Per Share		Per Share
For the quarter ended	$	$	$	$
Earnings (loss) from continuing operations	1,672		(3,964)
Dividends and accretion on preferred stock	(1,953)		(2,025)
Loss from continuing operations attributable to common shareholders	(281)	(0.00)	(5,989)	(0.07)
Adjusted for:
Costs related to Value Creation Plan(a)	1,432		1,097
Acquisition, divestiture, and related costs(b)	352		—
Other	—		(15)
Net income tax effect(c)	(240)		(538)
Adjusted earnings (loss)	1,263	0.01	(5,445)	(0.06)

(a)  For the first quarter of 2021, reflects costs to complete the exit from our Santa Maria, California, frozen fruit processing facility, which were recorded in other expense.  For the first quarter of 2020, reflects professional fees of $0.3 million and employee retention costs of $0.2 million recorded in SG&A expenses; and employee termination costs of $0.5 million recorded in other expense.

(b)  Represents costs associated with completed or potential acquisitions and divestitures, including costs related to the evaluation, execution, and integration of acquisitions or completion of divestitures, which were recorded in SG&A expenses ($0.2 million) and other expense ($0.2 million).

(c)  Reflects the tax effect of the preceding adjustments to earnings calculated based on our estimated annual effective tax rate.

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

(3)  We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation, and asset impairment charges, as well as other unusual items that affect the comparability of operating performance.  We also use this measure to assess operating performance in connection with our employee incentive programs.  We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization, and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings/loss (refer above to footnote (2)).  The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from earnings/loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	April 3, 2021	March 28, 2020
For the quarter ended	$	$
Earnings (loss) from continuing operations	1,672	(3,964)
Provision for (recovery of) income taxes	1,138	(1,497)
Interest expense, net	1,660	7,665
Other expense, net	1,615	555
Total segment operating income	6,085	2,759
Depreciation and amortization	8,043	7,725
Stock-based compensation(a)	3,973	2,670
Acquisition, divestiture, and related costs(b)	169	—
Costs related to Value Creation Plan(c)	—	527
Adjusted EBITDA	18,270	13,681

(a)  For the first quarter of 2020, stock-based compensation of $2.7 million was recorded in SG&A expenses and the reversal of $0.5 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(b)  Represents professional fees incurred in connection with the evaluation of potential acquisitions and divestitures, which were recorded in SG&A expenses.

SUNOPTA INC.	25	April 3, 2021 10-Q

(c)  For the first quarter of 2020, reflects professional fees of $0.3 million and employee retention costs of $0.2 million recorded in SG&A expenses.

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

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.  Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as revenues, gross profit, segment operating income/loss, net earnings, and adjusted earnings/loss to measure our operating performance.  Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of a similarly titled measure reported by other companies.

(4)  In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor's ability to derive meaningful period-over-period comparisons and trends from our results of operations.  In particular, we evaluate our revenues on a basis that excludes the effects of fluctuations in commodity pricing.  In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis.  These items are identified above under footnote (2), and in the discussion of our results of operations below.  These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not be considered in isolation of, or as substitutes for, an analysis of our results as reported under U.S. GAAP.

Revenues were $207.6 million for each of the quarters ended April 3, 2021 and March 28, 2020.  Excluding the impact on revenues of changes in commodity-related pricing (an increase in revenues of $2.3 million), revenues decreased by 1.1% in the first quarter of 2021, compared with the first quarter of 2020.

For the quarter ended April 3, 2021, Plant-Based Foods and Beverages segment revenues increased by 12.4% to $119.5 million from $106.2 million for the quarter ended March 28, 2020.  The increase in plant-based product revenues reflected increased demand for our oat-based product offerings, together with higher retail sales volumes of plant-based beverages and higher volumes of raw sunflower kernel and birdfeed, partially offset by the COVID-19-driven decline in foodservice demand.

For the quarter ended April 3, 2021, Fruit-Based Foods and Beverages segment revenues for the quarter ended April 3, 2021 decreased by 13.0% to $88.2 million from $101.4 million for the quarter ended March 28, 2020.  The decrease in fruit-based product revenues reflected the rationalization of marginally profitable frozen fruit and fruit ingredient customers and products, together with supply constraints for certain fruit varieties, which limited blended frozen fruit offerings.  These declines were partially offset by growth in fruit snacks, driven by new business.

Gross profit increased $2.8 million, or 10.4%, to $30.0 million for the quarter ended April 3, 2021, compared with $27.2 million for the quarter ended March 28, 2020.  As a percentage of revenues, gross profit for the quarter ended April 3, 2021 was 14.4% compared to 13.1% for the quarter ended March 28, 2020, an increase of 130 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $2.1 million to $23.2 million for the quarter ended April 3, 2021, compared with $21.1 million for the quarter ended March 28, 2020, while gross profit as a percentage of revenues decreased to 19.4% in the first quarter of 2021 from 19.8% in the first quarter of 2020.  The 40-basis point decrease in the gross profit percentage reflected incremental depreciation expense related to new plant-based processing capacity, and to a lesser extent increased transportation costs.  These factors were partially offset by strong production volumes and productivity improvements within our plant-based beverage and ingredient extraction operations, and improved plant utilization and cost reductions within our sunflower and roasting operations.

Gross profit for the Fruit-Based Foods and Beverages segment increased $0.7 million to $6.8 million for the quarter ended April 3, 2021, compared with $6.1 million for the quarter ended March 28, 2020, and gross profit as a percentage of revenues increased to 7.7% in the first quarter of 2021 from 6.0% in the first quarter of 2020.  The increase in gross profit and 170-basis point increase in the gross profit percentage reflected strong fruit snack sales and production volumes, together with increased sales pricing, rationalization of marginally profitable business, and productivity-driven cost savings in our frozen fruit operations.  These factors were partially offset by higher transportation costs, together with lower production volumes and plant utilization within our fruit ingredient operations.

SUNOPTA INC.	26	April 3, 2021 10-Q

For the quarter ended April 3, 2021, we realized total segment operating income of $6.1 million, compared with a total segment operating income of $2.8 million for the quarter ended March 28, 2020.  The $3.3 million increase in total segment operating income reflected higher gross profit, as described above, together with a $1.4 million decrease in foreign exchange losses within our frozen fruit operations in Mexico, partially offset by a $0.9 million increase in SG&A expenses mainly due to higher employee-related variable compensation costs and additional headcount to support our plant-based growth initiatives.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other expense of $1.6 million for the quarter ended April 3, 2021, mainly reflected costs to complete the exit from our Santa Maria, California, frozen fruit processing facility and transfer of production to our other frozen fruit facilities.  Other expense of $0.6 million for the quarter ended March 28, 2020, mainly reflected employee termination costs associated with the consolidation of our corporate office functions into Minneapolis, Minnesota.

Net interest expense decreased by $6.0 million to $1.7 million for the quarter ended April 3, 2021, compared with $7.7 million for the quarter ended March 28, 2020, which mainly reflected reduced cash interest payments as a result of a reduction in outstanding debt following the divestiture of Tradin Organic in December 2020.

We recognized a provision for income tax of $1.1 million for the quarter ended April 3, 2021, compared with a recovery of $1.5 million for the quarter ended March 28, 2020.  Our reported tax rates were 40.5% and 27.4% for the first quarters of 2021 and 2020, respectively.  Excluding the impact of non-deductible stock-based and executive compensation from pre-tax earnings, our effective tax rate was 25.3% in the first quarter of 2021, compared with 25.2% in the first quarter of 2020.

Earnings from continuing operations for the quarter ended April 3, 2021 were $1.7 million, compared with a loss of $4.0 million for the quarter ended April 3, 2021.  Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.00 for the quarter ended April 3, 2021, compared with a loss per share $0.07 for the quarter ended March 28, 2020.

Earnings from the discontinued operations of Tradin Organic were $7.3 million for the quarter ended March 28, 2020.

On a consolidated basis, we realized a loss attributable to common shareholders of $0.3 million (diluted loss per share of $0.00) for the quarter ended April 3, 2021, compared with earnings attributable to common shareholders of $1.3 million (diluted earnings per share of $0.02) for the quarter ended March 28, 2020.  The loss attributable to common shareholders for the first quarter of 2021 reflects dividends and accretion on preferred stock of $1.9 million, which exceeded net earnings for the period.

For the quarter ended April 3, 2021, adjusted earnings were $1.3 million, or $0.01 per diluted share, compared with an adjusted loss of $5.4 million, or $0.06 per diluted share for the quarter ended March 28, 2020.  Adjusted EBITDA for the quarter ended April 3, 2021 was $18.3 million, compared with $13.7 million for the quarter ended March 28, 2020.  Adjusted loss and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from earnings/loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	27	April 3, 2021 10-Q

Segmented Operations Information

Plant-Based Foods and Beverages
For the quarter ended	April 3, 2021	March 28, 2020	Change	% Change

Revenues	$119,451	$106,242	$13,209	12.4%
Gross profit	23,158	21,071	2,087	9.9%
Gross profit %	19.4%	19.8%		-0.4%

Operating income	$13,317	$13,853	$(536)	-3.9%
Operating income %	11.1%	13.0%		-1.9%

Plant-Based Foods and Beverages contributed $119.5 million in revenues for the quarter ended April 3, 2021, compared to $106.2 million for the quarter ended March 28, 2020, an increase of $13.2 million, or 12.4%.  Excluding the impact on revenues of changes in sunflower commodity-related pricing (an increase in revenues of $0.4 million), Plant-Based Foods and Beverages revenues increased approximately 12.1%.  The table below explains the increase in reported revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended March 28, 2020	$106,242
Increased demand for oat-based product offerings, together with higher retail sales volumes of plant-based beverages, partially offset by the COVID-19-driven shortfall in foodservice demand	10,648
Higher volumes of raw sunflower kernel and birdfeed, partially offset by lower volumes of ready-to-eat snacks and ingredients	2,157
Increased commodity pricing for sunflower	404
Revenues for the quarter ended April 3, 2021	$119,451

Gross profit in Plant-Based Foods and Beverages increased by $2.1 million to $23.2 million for the quarter ended April 3, 2021, compared to $21.1 million for the quarter ended March 28, 2020, while the gross profit percentage decreased by 40 basis points to 19.4%.  The decrease in the gross profit percentage reflected incremental depreciation expense and increased transportation costs. These factors were partially offset by strong production volumes and productivity improvements within our plant-based beverage and ingredient extraction operations, and improved plant utilization and cost reductions within our sunflower and roasting operations.  The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended March 28, 2020	$21,071
Higher volumes and productivity improvements within our plant-based beverage and ingredient extraction operations, partially offset by incremental depreciation expense and increased transportation costs	1,176
Increased volumes of raw sunflower kernel and higher volumes and pricing for birdfeed, together with improved plant utilization and cost reductions within our sunflower and roasting operations	911
Gross profit for the quarter ended April 3, 2021	$23,158

Operating income in Plant-Based Foods and Beverages decreased by $0.6 million to $13.3 million for the quarter ended April 3, 2021, compared to $13.9 million for the quarter ended March 28, 2020. The table below explains the decrease in operating income:

SUNOPTA INC.	28	April 3, 2021 10-Q

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended March 28, 2020	$13,853
Increase in corporate cost allocations	(2,562)
Higher employee compensation costs related to new product development and sales and marketing positions, partially offset by lower reserve levels for credit losses due to improving economic conditions	(61)
Increase in gross profit, as explained above	2,087
Operating income for the quarter ended April 3, 2021	$13,317

Building on the strong performance in the first quarter of 2021, we expect continued growth in revenues and gross profit from our Plant-Based Foods and Beverages segment in fiscal year 2021, driven by the completion of three major capital projects in the fourth quarter of 2020, which significantly increased our plant-based beverage processing and ingredient extraction capacity and capabilities.  In addition, the Dream and WestSoy brands are expected to contribute approximately $40 million of annual revenues, of which $15 million to $20 million is incremental given our existing production of all of the WestSoy products, and approximately one-half of the Dream products.  We expect the gross margin profile of our plant-based operations in 2021 to be comparable to 2020, as planned productivity measures are expected to offset incremental depreciation expense and increased transportation costs.  The statements in this paragraph are forward-looking statements.  See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the impact of the ongoing COVID-19 pandemic, unexpected delays in executing on our capital projects, less than anticipated contribution from the Dream and WestSoy brands, less than anticipated benefits from productivity measures, further increases in transportation costs, and unforeseen customer actions, consumer behaviors, competitive pressures, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

Fruit-Based Foods and Beverages
For the quarter ended	April 3, 2021	March 28, 2020	Change	% Change

Revenues	$88,189	$101,355	$(13,166)	-13.0%
Gross profit	6,831	6,102	729	11.9%
Gross profit %	7.7%	6.0%		1.7%

Operating loss	$(1,894)	$(4,702)	$2,808	59.7%
Operating loss %	-2.1%	-4.6%		2.5%

Fruit-Based Foods and Beverages contributed $88.2 million in revenues for the quarter ended April 3, 2021, compared to $101.4 million for the quarter ended March 28, 2020, a decrease of $13.2 million, or 13.0%.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $1.9 million), Fruit-Based Foods and Beverages revenues decreased approximately 14.9%.  The table below explains the decrease in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended March 28, 2020	$101,355
Lower volumes of frozen fruit and fruit ingredients due to the rationalization of marginally profitable customers and products, and supply constraints for certain fruit varieties	(17,203)
Higher sales volumes of fruit snacks products, driven by new business development	2,119
Increased commodity pricing for raw fruit	1,918
Revenues for the quarter ended April 3, 2021	$88,189

Gross profit in Fruit-Based Foods and Beverages increased by $0.7 million to $6.8 million for the quarter ended April 3, 2021, compared to $6.1 million for the quarter ended March 28, 2020, and the gross profit percentage increased by 170 basis points to 7.7%.  The increase in the gross profit percentage reflected strong fruit snack volumes, together with increased sales pricing, rationalization of marginally profitable business, and productivity-driven cost savings in our frozen fruit operations.  These factors were partially offset by higher transportation costs, together with lower production volumes and plant utilization within our fruit ingredient operations.  The table below explains the increase in gross profit:

SUNOPTA INC.	29	April 3, 2021 10-Q

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended March 28, 2020	$6,102
Sales volume growth for fruit snacks, together with increased production volumes and plant utilization	953
Higher sales pricing for frozen fruit, together with lower processing costs and productivity improvements, partially offset by higher transportation costs	858
Lower fruit ingredient volumes and plant utilization	(1,082)
Gross profit for the quarter ended April 3, 2021	$6,831

Operating loss in Fruit-Based Foods and Beverages decreased by $2.8 million to $1.9 million for the quarter ended April 3, 2021, compared to $4.7 million for the quarter ended March 28, 2020. The table below explains the decrease in operating loss:

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the quarter ended March 28, 2020	$(4,702)
Decrease in foreign exchange losses within our frozen fruit operations in Mexico, together with lower reserve levels for credit losses due to improving economic conditions	2,324
Increase in gross profit, as explained above	729
Increase in corporate cost allocations	(245)
Operating loss for the quarter ended April 3, 2021	$(1,894)

Looking forward, we expect the short supply of certain fruit varieties experienced in the first quarter of 2021 will continue to have a negative impact on frozen fruit volumes for the remainder of the year, partially offset by strong fruit snack demand.  We completed the exit from our Santa Maria, California, facility in February 2021, and expect to begin realizing the resulting cost savings and operational efficiencies in the second quarter of 2021.  In addition, we plan to exit our South Gate, California, fruit ingredient processing facility during the second quarter of 2021, while relocating remaining fruit ingredient production to our Mexican operations.  Overall, we believe our reduced manufacturing cost structure, together with the expansion of pass-through contract pricing and ongoing customer and product portfolio rationalization initiatives, should offset higher transportation costs and drive year-over-year gross margin improvement within our fruit-based operations in fiscal 2021.  The statements in this paragraph are forward-looking statements.  See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, fruit availability and related impacts on commodity pricing, our assessment of the margin improvement and cost savings to be realized from network optimization and portfolio rationalization initiatives, the timing to complete the exit from our fruit ingredient processing facility, the outcome of pricing actions with customers, further increases in transportation costs, and unforeseen customer actions, consumer behaviors, competitive pressures, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	30	April 3, 2021 10-Q

Corporate Services
For the quarter ended	April 3, 2021	March 28, 2020	Change	% Change

Operating loss	$(5,338)	$(6,392)	$1,054	16.5%

Operating loss at Corporate Services decreased by $1.1 million to $5.3 million for the quarter ended April 3, 2021, compared to a loss of $6.4 million for the quarter ended March 28, 2020. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended March 28, 2020	$(6,392)
Increase in corporate cost allocations to SunOpta operating segments, as a result of the realignment of resources following the divestiture of Tradin Organic	2,807
Increased stock-based compensation costs related to equity-based annual bonus and long-term incentive plans for certain employees	(1,303)
Higher employee-related variable compensation costs and mark-to-market losses on Mexican peso hedging activities, partially offset by reduced professional fees and travel costs	(450)
Operating loss for the quarter ended April 3, 2021	$(5,338)

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

Liquidity and Capital Resources

On December 31, 2020, we entered into a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity.  In addition, the credit agreement provides a five-year, $75 million delayed draw term loan, to be used for capital expenditures.  The delayed draw term loan can be borrowed within 18 months from closing.  As at April 3, 2021, we had outstanding borrowings of $88.9 million (January 2, 2021 - $47.3 million) and available borrowing capacity of approximately $79 million (January 2, 2021 - $116 million) under the revolving credit facility, and the weighted-average interest rate on all outstanding borrowings was 2.25%.

On April 15, 2021, we entered into an amendment to the credit agreement for a two-year, $20 million FILO term loan at LIBOR plus 250 to 300 basis points, which was drawn in full to finance a portion of the purchase price for the acquisition of the Dream and WestSoy brands.  Amortization payments on the aggregate principal amount of the FILO term loan are equal to $2.5 million, payable at the end of each fiscal quarter, commencing with the second quarter of 2022, with the remaining amount payable at the maturity thereof on April 15, 2023.

For more information on the credit agreement and FILO term loan, see notes 6(1) and 13 to the unaudited consolidated financial statements included in this report.

During the first quarter of 2021, we recognized additional finance lease liabilities of $29.9 million in the aggregate related to the addition of new plant-based beverage and ingredient extraction processing and packaging equipment.  The finance leases have implicit interest rates of 8.08% to 8.85% and lease terms of five years.  As at April 3, 2021, we had remaining commitments under certain master lease agreements that provide for up to approximately $10 million of additional financing.

On February 22, 2021, all shares of Series A Preferred Stock issued by our subsidiary, SunOpta Food Inc. ("SunOpta Foods") were exchanged by the holders for 12,633,427 shares of our common stock, representing 12.3% of our issued and outstanding common shares on a post-exchange basis.  Following the exchange, we are no longer required to pay the 8.0% per year dividend on the Series A Preferred Stock, representing approximately $7.1 million of annual dividend savings.

SUNOPTA INC.	31	April 3, 2021 10-Q

On April 24, 2020, SunOpta Foods issued 30,000 shares of Series B-1 Preferred Stock (the "Series B-1 Preferred Stock") for $30.0 million.  The Series B-1 Preferred Stock currently has a current liquidation preference of approximately $1,015 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share.  Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, which presently equates to quarterly dividend distributions of approximately $0.6 million, and 10.0% of the liquidation preference thereafter.

For more information on the Series A and Series B-1 Preferred Stock, see note 7 to the unaudited consolidated financial statements included in this report.

We believe that our operating cash flows, together with our revolving and term loan facilities, will be adequate to meet our operating, investing, and financing needs in the foreseeable future.  However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock.  There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us.  In addition, we may explore the sale of selected non-core businesses or assets from time to time to reduce our indebtedness and/or improve our position to obtain additional financing.

Cash Flows

Cash used in operating activities of continuing operations was $7.0 million the first quarter of 2021, compared with cash provided of $23.7 million in the first quarter of 2020, an increase in cash used of $30.7 million, which mainly reflected increased inventory purchases due to a stronger start to our seasonal fruit procurement season from Mexico and South America in the first quarter of 2021, partially offset by the period-over-period increase in our operating results.

Cash used in investing activities of continuing operations related to capital expenditures was $7.9 million in the first quarter of 2021, net of proceeds of $1.4 million from the disposal of frozen fruit processing equipment from our exited Santa Maria, California, facility, compared with capital expenditures of $9.0 million in the first quarter of 2020.  In addition, in the first quarter of 2021, we paid $13.4 million to settle accrued transaction costs related to the divestiture of Tradin Organic.

Cash provided by financing activities of continuing operations was $29.0 million in the first quarter of 2021, compared with cash used of $14.6 million in the first quarter of 2020, an increase in cash provided of $43.6 million, which reflected an increase in revolver borrowings in the first quarter of 2021 to fund operating cash needs and the settlement of the Tradin Organic transaction costs, as well as the payment of tax withholdings on stock-based awards that vested in the period.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition.

Contractual Obligations

There have been no material changes outside the normal course of business in our contractual obligations since January 2, 2021.

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

SUNOPTA INC.	32	April 3, 2021 10-Q

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of the Form 10-K.  There have been no material changes to our exposures to market risks since January 2, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of April 3, 2021.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended April 3, 2021. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended April 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	33	April 3, 2021 10-Q

PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

For a discussion of legal proceedings, see note 11 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A.  Risk Factors

Certain risks associated with our operations are discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended January 2, 2021.  There have been no material changes to the previously reported risk factors as of the date of this quarterly report.  Our previously reported risk factors should be carefully reviewed in connection with an evaluation of our Company.

Item 6.  Exhibits

The following exhibits are included as part of this report.

10.1+	First Amendment, dated as of April 15, 2021, amending the Second Restatement Agreement, dated as of December 31, 2020, among SunOpta Inc., SunOpta Foods Inc., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and the swingline lender, and JPMorgan Chase Bank, N.A., as term loan administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2021).

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

* Filed herewith.

SUNOPTA INC.	34	April 3, 2021 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 12, 2021	/s/ Scott Huckins
Scott Huckins
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	35	April 3, 2021 10-Q