Form 10-Q
period 2021-07-03
SunOpta Inc.
filed 2021-08-11
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-34198

SUNOPTA INC.

(Exact name of registrant as specified in its charter)

Canada	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7301 Ohms Lane, Suite 600 Edina, Minnesota, 55439	(952) 820-2518
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

The number of the registrant's common shares outstanding as of August 6, 2021 was 107,228,522.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended July 3, 2021

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company," "SunOpta," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated.  Other amounts may be presented in thousands of Canadian dollars ("C$") and Mexican pesos ("M$").  As at July 3, 2021, the closing rates of exchange for the Canadian dollar and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.8095 and M$0.0505.  These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

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

SUNOPTA INC.	3	July 3, 2021 10-Q

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
  the loss of service of our key executives;
SUNOPTA INC.	4	July 3, 2021 10-Q

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

SUNOPTA INC.	5	July 3, 2021 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and two quarters ended July 3, 2021 and June 27, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Two quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	$	$	$	$
		(note 1)		(note 1)

Revenues (note 2)	202,273	184,401	409,913	391,998

Cost of goods sold	175,937	161,142	353,588	341,566

Gross profit	26,336	23,259	56,325	50,432

Selling, general and administrative expenses	22,720	21,880	43,594	41,813
Intangible asset amortization	2,532	2,272	4,726	4,543
Other expense (income), net (note 10)	4,661	(835)	6,276	(280)
Foreign exchange loss (gain)	(639)	(517)	197	1,693

Earnings (loss) from continuing operations before the following	(2,938)	459	1,532	2,663

Interest expense, net	1,631	7,413	3,291	15,078

Loss from continuing operations before income taxes	(4,569)	(6,954)	(1,759)	(12,415)

Income tax benefit	(3,651)	(1,821)	(2,513)	(3,318)

Earnings (loss) from continuing operations	(918)	(5,133)	754	(9,097)

Earnings from discontinued operations (note 4)	-	6,140	-	13,465

Net earnings (loss)	(918)	1,007	754	4,368

Dividends and accretion on preferred stock (note 8)	(744)	(2,604)	(2,697)	(4,629)

Loss attributable to common shareholders	(1,662)	(1,597)	(1,943)	(261)

Basic and diluted earnings (loss) per share (note 11)
From continuing operations	(0.02)	(0.09)	(0.02)	(0.15)
From discontinued operations	-	0.07	-	0.15
Basic and diluted loss per share	(0.02)	(0.02)	(0.02)	(0.00)

Weighted-average common shares outstanding (000s) (note 11)
Basic	105,676	89,089	100,898	88,625
Diluted	105,676	89,089	100,898	88,625

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	July 3, 2021 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarters and two quarters ended July 3, 2021 and June 27, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	$	$	$	$
		(note 1)		(note 1)

Earnings (loss) from continuing operations	(918)	(5,133)	754	(9,097)
Earnings from discontinued operations	-	6,140	-	13,465
Net earnings (loss)	(918)	1,007	754	4,368

Currency translation adjustment	-	417	-	108

Comprehensive earnings (loss)	(918)	1,424	754	4,476

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	July 3, 2021 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at July 3, 2021 and January 2, 2021
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	July 3, 2021	January 2, 2021
	$	$

ASSETS
Current assets
Cash and cash equivalents	479	251
Accounts receivable, net of allowance for credit losses of $862 and $1,257, respectively	83,109	72,724
Inventories (note 6)	229,856	147,748
Prepaid expenses and other current assets	15,793	21,665
Income taxes recoverable	7,088	6,935
Total current assets	336,325	249,323

Property, plant and equipment	187,226	158,048
Operating lease right-of-use assets	46,886	35,172
Goodwill	3,998	3,998
Intangible assets	153,664	133,317
Deferred income taxes	8,328	-
Other assets	5,819	5,757
Total assets	742,246	585,615

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	115,841	118,592
Income taxes payable	1,371	1,431
Current portion of long-term debt (note 7)	7,597	3,478
Current portion of operating lease liabilities	13,017	12,750
Current portion of long-term liabilities	-	200
Total current liabilities	137,826	136,451

Long-term debt (note 7)	198,602	66,245
Operating lease liabilities	35,644	24,582
Deferred income taxes	30,242	25,408
Total liabilities	402,314	252,686

Series A Preferred Stock (note 8)	-	87,305
Series B-1 Preferred Stock (note 8)	27,862	27,595

EQUITY
SunOpta Inc. shareholders' equity
Common shares, no par value, unlimited shares authorized,
107,125,928 shares issued (January 2, 2021 - 90,194,220)	435,425	326,545
Additional paid-in capital	24,966	37,862
Accumulated deficit	(149,684)	(147,741)
Accumulated other comprehensive income	1,363	1,363
Total equity	312,070	218,029
Total equity and liabilities	742,246	585,615

Commitments and contingencies (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	July 3, 2021 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended July 3, 2021 and June 27, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive income	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at April 3, 2021	103,612	418,822	33,340	(148,022)	1,363	-	305,503
Share issuance costs (note 8)	-	(25)	-	-	-	-	(25)
Employee stock purchase plan	18	207	-	-	-	-	207
Stock incentive plan	3,496	16,421	(12,078)	-	-	-	4,343
Withholding taxes on stock-based awards	-	-	(666)	-	-	-	(666)
Stock-based compensation	-	-	4,370	-	-	-	4,370
Loss from continuing operations	-	-	-	(918)	-	-	(918)
Dividends on preferred stock	-	-	-	(609)	-	-	(609)
Accretion on preferred stock	-	-	-	(135)	-	-	(135)

Balance at July 3, 2021	107,126	435,425	24,966	(149,684)	1,363	-	312,070

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at March 28, 2020	88,225	318,958	37,813	(213,595)	(11,580)	1,877	133,473
Employee stock purchase plan	26	95	-	-	-	-	95
Stock incentive plan	1,152	4,359	(4,105)	-	-	-	254
Withholding taxes on stock-based awards	-	-	(1,030)	-	-	-	(1,030)
Stock-based compensation	-	-	1,932	-	-	-	1,932
Loss from continuing operations	-	-	-	(5,133)	-	-	(5,133)
Earnings from discontinued operations	-	-	-	6,140	-	(230)	5,910
Dividends on preferred stock	-	-	-	(2,181)	-	-	(2,181)
Accretion on preferred stock	-	-	-	(423)	-	-	(423)
Currency translation adjustment	-	-	-	-	417	(10)	407

Balance at June 27, 2020	89,403	323,412	34,610	(215,192)	(11,163)	1,637	133,304

SUNOPTA INC.	9	July 3, 2021 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity (continued)
As at and for the two quarters ended June 27, 2020 and July 3, 2021
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at January 2, 2021	90,194	326,545	37,862	(147,741)	1,363	-	218,029
Exchange of Series A Preferred Stock, net of share issuance costs of $287 (note 8)	12,633	87,188	-	-	-	-	87,188
Employee stock purchase plan	28	333	-	-	-	-	333
Stock incentive plan	4,271	21,359	(14,502)	-	-	-	6,857
Withholding taxes on stock-based awards	-	-	(6,737)	-	-	-	(6,737)
Stock-based compensation	-	-	8,343	-	-	-	8,343
Earnings from continuing operations	-	-	-	754	-	-	754
Dividends on preferred stock	-	-	-	(2,260)	-	-	(2,260)
Accretion on preferred stock	-	-	-	(437)	-	-	(437)

Balance at July 3, 2021	107,126	435,425	24,966	(149,684)	1,363	-	312,070

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com-prehensive loss	Non-controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2019	88,090	318,456	35,767	(214,931)	(11,271)	1,888	129,909
Employee stock purchase plan	73	195	-	-	-	-	195
Stock incentive plan	1,240	4,761	(4,385)	-	-	-	376
Withholding taxes on stock-based awards	-	-	(1,151)	-	-	-	(1,151)
Stock-based compensation	-	-	4,379	-	-	-	4,379
Loss from continuing operations	-	-	-	(9,097)	-	-	(9,097)
Earnings from discontinued operations	-	-	-	13,465	-	(244)	13,221
Dividends on preferred stock	-	-	-	(3,881)	-	-	(3,881)
Accretion on preferred stock	-	-	-	(748)	-	-	(748)
Currency translation adjustment	-	-	-	-	108	(7)	101

Balance at June 27, 2020	89,403	323,412	34,610	(215,192)	(11,163)	1,637	133,304

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	July 3, 2021 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and two quarters ended July 3, 2021 and June 27, 2020
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	$	$	$	$
		(note 1)		(note 1)
CASH PROVIDED BY (USED IN)

Operating activities
Net earnings (loss)	(918)	1,007	754	4,368
Earnings from discontinued operations	-	6,140	-	13,465
Earnings (loss) from continuing operations	(918)	(5,133)	754	(9,097)
Items not affecting cash:
Depreciation and amortization	8,910	7,655	16,953	15,380
Amortization of debt issuance costs	349	1,065	634	2,004
Deferred income taxes	(4,331)	2,855	(3,494)	3,199
Stock-based compensation	4,370	1,779	8,343	3,990
Impairment of long-lived assets (note 10)	2,962	-	2,962	-
Other	(167)	(25)	(336)	(27)
Changes in operating assets and liabilities (note 12)	(50,322)	(7,714)	(71,978)	8,710
Net cash provided by (used in) operating activities of continuing operations	(39,147)	482	(46,162)	24,159
Net cash provided by operating activities of discontinued operations	-	2,183	-	13,255
Net cash provided by (used in) operating activities	(39,147)	2,665	(46,162)	37,414

Investing activities
Additions to intangible assets (note 3)	(25,073)	-	(25,073)	-
Additions to property, plant and equipment	(7,306)	(5,905)	(16,603)	(14,927)
Proceeds from sale of assets	-	-	1,350	-
Other	-	41	-	41
Net cash used in investing activities of continuing operations	(32,379)	(5,864)	(40,326)	(14,886)
Net cash used in investing activities of discontinued operations (note 4)	-	(465)	(13,380)	(1,132)
Net cash used in investing activities	(32,379)	(6,329)	(53,706)	(16,018)

Financing activities
Increase (decrease) under revolving credit facilities (note 7)	70,244	(19,469)	111,829	(29,882)
Borrowings of long-term debt (note 7)	4,155	-	4,641	-
Repayment of long-term debt (note 7)	(5,855)	(617)	(9,940)	(1,078)
Payment of debt issuance costs	(543)	(415)	(2,371)	(2,488)
Proceeds from the exercise of stock options and employee share purchases	4,550	470	7,190	571
Payment of withholding taxes on stock-based awards	(666)	(1,151)	(6,737)	(1,151)
Payment of cash dividends on preferred stock (note 8)	(609)	-	(4,029)	(1,700)
Payment of share issuance costs (note 8)	(25)	-	(287)	-
Proceeds from issuance of preferred stock, net of issuance costs (note 8)	-	26,804	-	26,804
Other	-	-	-	(4)
Net cash provided by (used in) financing activities of continuing operations	71,251	5,622	100,296	(8,928)
Net cash used in financing activities of discontinued operations (note 4)	-	(3,015)	(200)	(12,337)
Net cash provided by (used in) financing activities	71,251	2,607	100,096	(21,265)

Increase (decrease) in cash and cash equivalents in the period	(275)	(1,057)	228	131

Cash and cash equivalents of discontinued operations:
Balance at beginning of period	-	2,437	-	1,370
Foreign exchange gain (loss) on cash and cash equivalents	-	12	-	(4)
Less: balance at end of period	-	(1,152)	-	(1,152)

Cash and cash equivalent, beginning of the period	754	233	251	128

Cash and cash equivalents, end of the period	479	473	479	473

Non-cash investing and financing activities (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	11	July 3, 2021 10-Q

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature.  Operating results for the quarter and two quarters ended July 3, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 1, 2022 or for any other period.  The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 2, 2021.  For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Discontinued Operations

As described in note 4, on December 30, 2020, the Company completed the divestiture of its organic ingredient sourcing and production business, Tradin Organic. With the divestiture, Tradin Organic qualified for reporting as discontinued operations in the consolidated financial statements of the Company.  Accordingly, the operating results and cash flows of Tradin Organic for the quarter and two quarters ended June 27, 2020 have been reclassified to discontinued operations on the consolidated statements of operations and cash flows.  In addition, unless otherwise indicated, the information disclosed below in these notes to the consolidated financial statements is presented on a continuing operations basis, with the comparative period information recast to reflect Tradin Organic as discontinued operations.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2021 is a 52-week period ending on January 1, 2022, with quarterly periods ending on April 3, 2021, July 3, 2021, and October 2, 2021. Fiscal year 2020 was a 53-week period ending on January 2, 2021, with quarterly periods ending on March 28, 2020, June 27, 2020, and September 26, 2020.

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

SUNOPTA INC.	12	July 3, 2021 10-Q

2.  Revenue

The Company procures, processes, and packages plant-based and fruit-based foods and beverages.  The Company's customers include retailers, foodservice operators, branded food companies, and food manufacturers.

The following table presents a disaggregation of the Company's revenues based on categories used by the Company to evaluate sales performance:

	Quarter ended		Two quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	$	$	$	$
Plant-Based Foods and Beverages
Beverages and broths	87,494	68,451	182,980	155,221
Plant-based ingredients	7,578	6,284	15,422	12,196
Sunflower and roasted snacks	16,287	16,970	32,408	30,530
Total Plant-Based Foods and Beverages	111,359	91,705	230,810	197,947

Fruit-Based Foods and Beverages
Frozen fruit	64,076	75,079	127,531	150,286
Fruit-based ingredients	11,000	7,946	19,359	19,838
Fruit snacks	15,838	9,671	32,213	23,927
Total Fruit-Based Foods and Beverages	90,914	92,696	179,103	194,051

Total revenues	202,273	184,401	409,913	391,998

3.  Acquisition of Dream® and WestSoy® Brands

On April 15, 2021, the Company acquired the Dream and WestSoy plant-based beverage brands and related private label products in North America from The Hain Celestial Group, Inc. for a cash purchase price of $33 million, subject to a closing inventory adjustment.  The final purchase price amounted to $31.7 million, including $0.4 million of direct transaction costs.  The acquired assets included all inventories, trademarks, product formulations, and other intellectual property related to the Dream and WestSoy brands and did not include other working capital, property, plant and equipment, or employees.  The transaction has been accounted for as an asset acquisition.  The purchase price was allocated to the acquired inventories ($6.6 million) and brand name intangible assets ($25.1 million).  The intangible assets will be amortized over their estimated useful life of approximately 15 years.  Revenues and expenses related to the acquired Dream and WestSoy brands are included in the Company's consolidated financial statements from the acquisition date and are reported within the Plant-Based Foods and Beverages operating segment.

As described in note 7, the Company entered into an amendment to its Credit Agreement on April 15, 2021, to allocate $20 million of the Lenders' revolving commitments to a two-year, first-in-last-out tranche, which was drawn in full to finance a portion of the purchase price for the Dream and WestSoy acquisition.
SUNOPTA INC.	13	July 3, 2021 10-Q

4.  Discontinued Operations

Tradin Organic

On December 30, 2020, the Company completed the divestiture of its organic ingredient sourcing and production business, Tradin Organic, by selling all of the Company's interests and rights in The Organic Corporation B.V. and Tradin Organics USA LLC to Amsterdam Commodities N.V. (the "Purchaser") for cash consideration of $373.7 million (€305.1 million), net of cash acquired and debt assumed by the Purchaser and subject to certain post-closing adjustments (the "Transaction").  The global operations of Tradin Organic included its organic and non-GMO ingredient sourcing operations centered in Amsterdam, The Netherlands, and Scott's Valley, California, together with its consumer-packaged premium juice co-manufacturing business, and its cocoa, sunflower, sesame, and avocado ingredient processing facilities located in the Netherlands, Bulgaria, and Ethiopia.  Prior to its divestiture, Tradin Organic comprised the Company's former Global Ingredients operating segment.

The following table reconciles the major components of the results of discontinued operations to the amount reported in the consolidated statement of operations for the quarter and two quarters ended June 27, 2020:

	Quarter ended	Two quarters ended
	June 27, 2020	June 27, 2020
	$	$
Revenues	126,543	254,895
Cost of goods sold	110,110	221,915
Selling, general and administrative expenses(1)	6,419	13,692
Intangible asset amortization	333	783
Other expense (income), net	502	(1,351)
Foreign exchange loss	473	597
Interest expense(2)	523	1,138
Earnings before gain of sale	8,183	18,121
Earnings from discontinued operations before income taxes	8,183	18,121
Provision for income taxes	2,273	4,900
Loss attributable to non-controlling interests	(230)	(244)
Earnings from discontinued operations	6,140	13,465

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

During the first half of 2021, the Company paid $13.4 million to settle accrued transaction costs related to the Tradin Organic divestiture and paid $0.2 million to settle the final contingent consideration obligation related to a prior acquisition of a premium juice business included in the disposed operations of Tradin Organic.  These payments were recorded as cash used in investing and financing activities of discontinued operations, respectively, on the consolidated statement of cash flows for the two quarters ended July 3, 2021.
SUNOPTA INC.	14	July 3, 2021 10-Q

5. Derivative Financial Instruments and Fair Value Measurements

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

As at July 3, 2021, the Company held a combination of foreign currency put and call option contracts (a zero-cost collar) to economically hedge its exposure to fluctuations in the Mexican peso related to purchases of fruit inventory and operating costs in Mexico. The aggregate notional amount of these contracts was $11.8 million at inception. As at July 3, 2021, contracts with a notional amount of $1.1 million remained open, which matured in July 2021. The collar has a ceiling rate of 24.00 Mexican pesos to the U.S. dollar and a floor rate of 21.14 Mexican pesos to the U.S. dollar. If the spot rate is between the ceiling and floor rates on the date of maturity of each of the contracts, then the Company does not recognize any gain or loss under these contracts. If the spot rate goes below the floor rate of the collar, the Company recognizes a foreign exchange gain, and if the spot rate goes above the ceiling rate of the collar, the Company recognizes a foreign exchange loss. As at July 3, 2021 and January 2, 2021, unrealized gains of $0.1 million and $0.8 million, respectively, related to these contracts were included in other current assets on the consolidated balance sheets. For the quarter and two quarters ended July 3, 2021, the Company recognized unrealized losses of $0.3 million and $0.7 million, respectively, and realized gains of $0.3 million and $0.5 million, respectively, related to these contracts, which were included in foreign exchange on the consolidated statements of operations.

As at June 27, 2020, the Company had $11.5 million notional amount of open Mexican peso foreign currency forward put and call contracts. For the quarter and two quarters ended June 27, 2020, the Company recognized realized gains of $0.2 million related to these contracts and did not recognize any amount of unrealized gains or losses.

6.  Inventories

	July 3, 2021	January 2, 2021
	$	$
Raw materials and work-in-process	135,892	78,210
Finished goods	98,848	75,280
Inventory reserves	(4,884)	(5,742)
	229,856	147,748

7.  Long-Term Debt

	July 3, 2021	January 2, 2021
	$	$
Asset-Based Credit Facilities(1)	159,106	47,277
Finance lease liabilities(2)	42,899	18,813
Other	4,194	3,633
	206,199	69,723
Less: current portion	7,597	3,478
	198,602	66,245

SUNOPTA INC.	15	July 3, 2021 10-Q

(1) Asset-Based Credit Facilities

On December 31, 2020, the Company entered into a second amended and restated credit agreement (the "Credit Agreement"), among the Company, SunOpta Foods Inc. ("SunOpta Foods"), the other borrowers and guarantors party thereto, and the lenders party thereto (the "Lenders"). As part of the Credit Agreement, the Lenders provided a five-year, $250 million asset-based revolving credit facility, subject to borrowing base capacity (the "Tranche A Subfacility," and together with the Tranche B Subfacility defined below, the "Revolving Credit Facilities"), and a five-year $75 million delayed draw term loan facility which can be used for borrowings on or prior to June 30, 2022 (the "Term Loan Facility," and together with the Revolving Credit Facilities, the "Asset-Based Credit Facilities"), to finance certain capital expenditures. The Tranche A Subfacility includes borrowing capacity for letters of credit and provides for borrowings on same-day notice, including in the form of swingline loans. The Tranche A Subfacility and Term Loan Facility mature on December 31, 2025.

On April 15, 2021, the Company entered into a first amendment to the Credit Agreement to allocate $20 million of the Lenders' commitments under the Tranche A Subfacility to a two-year, first-in-last-out tranche (the "Tranche B Subfacility"), which was drawn in full to finance a portion of the purchase price for the Dream and WestSoy brands (see note 3). The material terms governing the remaining $230 million of the Lenders' commitments under the Tranche A Subfacility remain unchanged. The Tranche B Subfacility is subject to a separate borrowing base applicable to certain eligible accounts receivable and inventory with advance rates separate from the Tranche A Subfacility.

Amortization payments on the aggregate principal amount of the Tranche B Subfacility are equal to $2.5 million, payable at the end of each fiscal quarter, commencing with the fiscal quarter ending June 30, 2022, with the remaining amount payable at the maturity thereof. Borrowings repaid under the Tranche B Subfacility may not be borrowed again. Each repayment of Tranche B Subfacility loans will result in an increase of the Lenders' commitments under the Tranche A Subfacility, provided that such increases will not cause the aggregate Lenders' commitments under the Tranche A Subfacility to exceed $250 million.

On July 2, 2021, the Company entered into a second amendment to the Credit Agreement to increase the customer concentration limit included in the borrowing base calculation under the Revolving Credit Facilities.

All obligations under the Asset-Based Credit Facilities are guaranteed by substantially all of the Company's direct and indirect wholly-owned material restricted subsidiaries organized in the U.S. and Canada (the "Guarantors") and, subject to certain exceptions, such obligations are secured by first priority liens on substantially all assets of the Company and the other borrowers and Guarantors.

Borrowings under the Asset-Based Credit Facilities bear interest based on various reference rates including LIBOR plus an applicable margin. With respect to loans under the Tranche A Subfacility, the applicable margin is set quarterly based on average borrowing availability for the preceding fiscal quarter and will range from 0.50% to 1.00% for base rate borrowings and from 1.50% to 2.00% for eurocurrency rate, bankers' acceptance rate and European base rate borrowings, with a reduction of 0.25% when the Company's total leverage ratio is less than a specific threshold on or after the one-year anniversary of the closing date of the Asset-Based Credit Facilities. Borrowings under the Tranche B Subfacility bear interest based on various reference rates including LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with a reduction of 0.25% when the Company's total leverage ratio is less than a specific threshold on or after the one-year anniversary of the closing date of the Asset-Based Credit Facilities. With respect to loans under the Term Loan Facility, the applicable margin will be set quarterly based on average borrowing availability for the preceding fiscal quarter and will range from 1.25% to 1.75% for base rate borrowings and from 2.25% to 2.75% for eurocurrency rate, bankers' acceptance rate and European base rate borrowings. In addition to paying interest on outstanding principal under the Asset-Based Credit Facilities, the Company is required to pay commitment fees quarterly, in arrears, equal to (i) 0.25% of the average daily undrawn portion of the Revolving Credit Facilities and (ii) 0.375% of the undrawn portion of the Term Loan Facility. For the two quarters ended July 3, 2021, the weighted-average interest rate on all outstanding borrowings under the Revolving Credit Facilities was 2.21%.

The Asset-Based Credit Facilities are subject to a number of covenants that, among other things, restrict the Company's ability to create liens on assets; sell assets and enter in sale and leaseback transactions; pay dividends, prepay junior lien and unsecured indebtedness and make other restricted payments; incur additional indebtedness, including finance lease obligations in excess of $150 million, and make guarantees; make investments, loans or advances, including acquisitions; and engage in mergers or consolidations. In addition, the Company and its restricted subsidiaries are required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if excess availability is less than the greater of (i) $15.0 million or (ii) 10% of the lesser of (x) the aggregate commitments under the Revolving Credit Facilities and (y) the aggregate borrowing base. As at July 3, 2021, the Company was in compliance with all covenants of the Credit Agreement.

SUNOPTA INC.	16	July 3, 2021 10-Q

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

8. Preferred Stock

Series A Preferred Stock

On October 7, 2016, the Company and SunOpta Foods entered into a subscription agreement (the "Series A Subscription Agreement") with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree"). Pursuant to the Series A Subscription Agreement, SunOpta Foods issued an aggregate of 85,000 shares of Series A Preferred Stock (the "Series A Preferred Stock") to Oaktree for consideration in the amount of $85.0 million. In connection with the issuance of the Series A Preferred Stock, the Company incurred direct and incremental expenses of $6.0 million, which reduced the carrying value of the Series A Preferred Stock. The carrying value of the Series A Preferred Stock was being accreted through charges to accumulated deficit over the period preceding October 7, 2021, the date on or after which SunOpta Foods may have redeemed all the Series A Preferred Stock.

On February 22, 2021 (the "Exchange Date"), Oaktree exchanged all of their shares of Series A Preferred Stock for 12,633,427 shares of common stock of the Company ("Common Shares") at an exchange price of $7.00. Prior to the exchange, the Series A Preferred Stock provided for a cumulative dividend of 8.0% per year. On the Exchange Date, the Company paid cash dividends of $1.0 million on the Series A Preferred Stock for the period January 1, 2021 to February 22, 2021. In addition, in the first quarter of 2021, the Company paid cash dividends of $1.8 million on Series A Preferred Stock related to the fourth quarter of 2020. Subsequent to the Exchange Date, the Company is no longer required to pay dividends on the Series A Preferred Stock.

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

Series B-1 Preferred Stock

On April 15, 2020, the Company and SunOpta Foods entered into a subscription agreement (the "Series B Subscription Agreement") with Oaktree and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP (collectively, "Engaged"), On April 24, 2020, pursuant to the Series B Subscription Agreement, SunOpta Foods issued 15,000 shares of Series B-1 Preferred Stock to each of Oaktree and Engaged for aggregate consideration of $30.0 million and 30,000 shares total (the "Series B-1 Preferred Stock"). In connection with the issuance of the Series B-1 Preferred Stock, the Company incurred direct and incremental expenses of $3.2 million, which reduced the carrying value of the Series B-1 Preferred Stock. The carrying value of the Series B-1 Preferred Stock is being accreted through charges to accumulated deficit over the period preceding April 24, 2025. For the quarter and two quarters ended July 3, 2021, these accretion charges amounted to $0.1 million (June 27, 2020 - $0.1 million) and $0.3 million (June 27, 2020 - $0.1 million), respectively.

The Series B-1 Preferred Stock had an initial stated value and liquidation preference of $1,000 per share, which is adjusted for any non-cash dividends declared on the Series B-1 Preferred Stock (the "Series B-1 Liquidation Preference"). Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the Series B-1 Liquidation Preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to September 30, 2029, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the Series B-1 Liquidation Preference. The failure to pay dividends in cash for any quarter ending after September 30, 2029 will be an event of non-compliance. For the second quarter of 2020, SunOpta Foods elected to declare dividends on the Series B-1 Preferred Stock to be paid in kind and, as a result, the aggregate Series B-1 Liquidation Preference increased by $0.4 million to $30.4 million, or approximately $1,015 per share. For each of the third and fourth quarters of 2020, and the first quarter of 2021, the Company paid cash dividends of $0.6 million on the Series B-1 Preferred Stock. As at July 3, 2021, the Company accrued unpaid dividends of $0.6 million for the second quarter of 2021, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet.
SUNOPTA INC.	17	July 3, 2021 10-Q

At any time, the Series B-1 Preferred Stock may be exchanged, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the Series B Liquidation Preference divided by $2.50 (such price, the "Series B-1 Exchange Price" and such quotient, the "Series B-1 Exchange Rate"). As at July 3, 2021, the aggregate shares of Series B-1 Preferred Stock outstanding were exchangeable into 12,178,667 Common Shares. The Series B-1 Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series B-1 Exchange Price, provided that the Series B-1 Exchange Price may not be lower than $2.00 (subject to adjustment in certain circumstances).

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

Oaktree and Engaged are entitled to vote the Series B-1 Preferred Stock with the Common Shares on an as-exchanged basis, subject to a permanent 19.99% voting cap. As a result of the voting cap, each of Oaktree and Engaged will only be able to vote its Series B-1 Preferred Stock to the extent that, when taken together with any other voting securities each investor controls, such votes do not exceed 19.99% of the votes eligible to be cast by all security holders of the Company. On April 24, 2020, the Company designated Special Shares, Series 2 to serve as the mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock. The Special Shares, Series 2 entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holders of Common Shares, voting together as a single class, subject to certain exceptions. The Special Shares, Series 2 are not transferrable and the voting rights associated with the Special Shares, Series 2 will terminate upon the transfer of the shares of Series B-1 Preferred Stock to a third party, other than an affiliate of Oaktree or Engaged, as applicable. As at July 3, 2021, 6,089,333 Special Shares, Series 2 were issued to Engaged, equal to the number of Common Shares issuable to Engaged on the exchange of all of the shares of Series B-1 Preferred Stock held by it, and no Special Shares, Series 2 were issued to Oaktree, as Oaktree was subject to the Series B-1 Exchange Cap.

9. Stock-Based Compensation

Short-Term Incentive Plan

In connection with the vesting of outstanding performance share units ("PSUs") previously granted to certain employees under the Company's 2020 Short-Term Incentive Plan, the Company issued 2,742,469 Common Shares during the second quarter of 2021, which included 1,177,397 Common Shares sold to cover the statutory income tax withholding requirements on behalf of the employees.

On March 30, 2021, the Company granted a total of 612,947 PSUs to certain employees of the Company under its 2021 Short-Term Incentive Plan. The vesting of these PSUs is subject to the Company achieving a predetermined measure of adjusted EBITDA for fiscal 2021 and subject to each employee's continued employment with the Company through March 30, 2022 (the requisite service period). The aggregate grant-date fair value of these PSUs was estimated to be $8.7 million based on a closing price of $14.25 for the Common Shares on the date of grant. Each reporting period, the number of PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized. For the quarter ended July 3, 2021, the Company recognized compensation expense of $2.2 million related to the number of these PSUs expected to vest, and the remaining compensation cost related to these PSUs not yet recognized as an expense was determined to be $6.1 million as at July 3, 2021.
SUNOPTA INC.	18	July 3, 2021 10-Q

Long-Term Incentive Plan

On April 15, 2021, the Company granted 26,305 Restricted Stock Units ("RSUs"), 70,513 PSUs and 135,668 stock options to selected employees under its 2021 Long-Term Incentive Plan.  The RSUs vest in three equal annual installments beginning on April 15, 2022, and each vested RSU entitles the recipient to receive one Common Share without payment of additional consideration. The vesting of the PSUs is dependent on the Company's total shareholder return (the "TSR") performance relative to food and beverage companies in a designated index during the three-year period commencing January 1, 2021 and continuing through December 31, 2023, and the recipient's continued employment with the Company through April 15, 2024. The TSR for the Company and each of the companies in the designated index will be calculated using a 20-trading day average closing price as of December 31, 2023. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested PSU entitles the recipient to receive one Common Share without payment of additional consideration. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date.  Each vested stock option entitles the recipient to purchase one Common Share at an exercise price of $14.77, which was the closing price of the Common Shares on April 15, 2021.

The grant-date fair value of the RSUs was estimated to be $14.77 based on the closing price of the Common Shares on the date of grant. A grant-date fair value of $23.40 was estimated for the PSUs using a Monte Carlo valuation model, and a grant-date fair value of $8.33 was estimated for the stock options using the Black-Scholes option pricing model. The following table summarizes the assumptions used to determine the fair values of the PSUs and stock options granted.

	PSUs	Stock options
Grant-date stock price	$14.77	$14.77
Exercise price	NA	$14.77
Dividend yield	0%	0%
Expected volatility(1)	76.9%	61.7%
Risk-free interest rate(2)	0.3%	1.0%
Expected life (in years)(3)	2.71	6.00

(1) Determined based on the historical volatility of the Common Shares over the performance period of the PSUs and expected life of the stock options.

(2) Determined based on U.S. Treasury yields with a remaining term equal to the performance period of the PSUs and expected life of the stock options.

(3) Determined based on the performance period of the PSUs and the mid-point of vesting (three years) and expiration (ten years) for the stock options.

The aggregate grant-date fair value of the RSUs, PSUs and stock options was determined to be $3.2 million, which will be recognized on a straight-line basis over the three-year requisite service period ending April 15, 2024.  As at July 3, 2021, total compensation costs not yet recognized as an expense was $2.9 million.

10.  Other Expense, Net

The components of other expense (income) were as follows:

	Quarter ended		Two quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	$	$	$	$
Facility closure and related costs(1)	2,962	-	4,394	-
Employee termination costs (recovery)(2)	1,161	(377)	1,161	193
Divestiture costs(3)	291	-	474	-
Settlement loss, net(4)	163	-	163	-
Product withdrawal recovery(5)	-	(322)	-	(322)
Other	84	(136)	84	(151)
	4,661	(835)	6,276	(280)

SUNOPTA INC.	19	July 3, 2021 10-Q

(1)  Facility closure and related costs

For the quarter and two quarters ended July 3, 2021, the Company recognized asset impairment charges of $3.0 million in connection with its decision to exit its leased South Gate, California, fruit ingredient processing facility in July 2021. In addition, for the two quarters ended July 3, 2021, facility closure costs include costs to complete the exit from the Company's Santa Maria, California, frozen fruit processing facility that commenced in the fourth quarter of 2020 and was substantially completed by February 2021.

(2)  Employee termination costs (recovery)

For the quarter ended July 3, 2021, expense represents employee termination costs of $1.2 million for the approximately 60 employees impacted by the closure of the Company's fruit ingredient processing facility.

For the quarter and two quarters ended June 27, 2020, expense includes severance benefits of $0.1 million and $1.1 million, respectively, for employees terminated in connection with the consolidation of the Company's corporate office functions into Minneapolis, Minnesota, net of reversal of $0.4 million and $0.9 million, respectively, of previously recognized stock-based compensation expense related to forfeited awards previously granted to terminated employees.

(3)  Divestiture costs

For the quarter and two quarters ended July 3, 2021, expense relates to professional fees incurred in connection with post-closing matters related to the divestiture of Tradin Organic.

(4)  Settlement loss, net

For the quarter and two quarters ended July 3, 2021, expense represents a $0.5 million loss on the settlement of an employment-related legal matter, partially offset by a gain related to a project cancellation.

(5)  Product withdrawal recovery

For the quarter and two quarters ended June 27, 2020, income represents the reversal of previously accrued costs related to a withdrawal of certain consumer-packaged products. These costs were recognized in other expense in 2016.
SUNOPTA INC.	20	July 3, 2021 10-Q

11. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended		Two quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(918)	$(5,133)	$754	$(9,097)
Less: dividends and accretion on Series A Preferred Stock	-	(2,066)	(1,212)	(4,091)
Less: dividends and accretion on Series B-1 Preferred Stock	(744)	(538)	(1,485)	(538)
Loss from continuing operations attributable to common shareholders	(1,662)	(7,737)	(1,943)	(13,726)
Earnings from discontinued operations	-	6,140	-	13,465
Loss attributable to common shareholders	$(1,662)	$(1,597)	$(1,943)	$(261)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	105,676	89,089	100,898	88,625

Basic earnings (loss) per share:
From continuing operations	$(0.02)	$(0.09)	$(0.02)	$(0.15)
From discontinued operations	-	0.07	-	0.15
Basic loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.00)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(918)	$(5,133)	$754	$(9,097)
Less: dividends and accretion on Series A Preferred Stock	-	(2,066)	(1,212)	(4,091)
Less: dividends and accretion on Series B-1 Preferred Stock	(744)	(538)	(1,485)	(538)
Loss from continuing operations attributable to common shareholders	(1,662)	(7,737)	(1,943)	(13,726)
Earnings from discontinued operations	-	6,140	-	13,465
Loss attributable to common shareholders	$(1,662)	$(1,597)	$(1,943)	$(261)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	105,676	89,089	100,898	88,625
Dilutive effect of the following:
Stock options, restricted stock units and performance share units(1)	-	-	-	-
Series B-1 Preferred Stock(2)	-	-	-	-
Series A Preferred Stock(3)	-	-	-	-
Diluted weighted-average number of shares outstanding	105,676	89,089	100,898	88,625

Diluted earnings (loss) per share:
From continuing operations	$(0.02)	$(0.09)	$(0.02)	$(0.15)
From discontinued operations	-	0.07	-	0.15
Diluted loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.00)

(1)    For the quarter and two quarters ended July 3, 2021, 2,764,865 (June 27, 2020 - 753,645) and 4,317,118 (June 27, 2020 - 876,593) potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. In addition, for the quarter and two quarters ended July 3, 2021, stock options and RSUs to purchase or receive 263,134 (June 27, 2020 - 2,629,179) and 260,634 (June 27, 2020 - 3,079,418) potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.
SUNOPTA INC.	21	July 3, 2021 10-Q

(2) For the quarter and two quarters ended July 3, 2021 and June 27, 2020, it was more dilutive to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include 12,178,667 and 12,000,000 Common Shares issuable on an if-converted basis as at July 3, 2021 and June 27, 2020, respectively.

(3) As described in note 8, on February 22, 2021, all shares of Series A Preferred Stock were exchanged for 12,633,427 Common Shares, representing 12.3% of the Company's issued and outstanding Common Shares on a post-exchange basis as at February 22, 2021. For the quarter and two quarters ended June 27, 2020, it was more dilutive to assume the Series A Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series A Preferred Stock and the denominator was not adjusted to include 12,385,714 Common Shares issuable on an if-converted basis as at June 27, 2020.

12. Supplemental Cash Flow Information

	Quarter ended		Two quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	$	$	$	$
Changes in Operating Assets and Liabilities
Accounts receivable	5,118	17,612	(10,385)	(251)
Inventories	(64,514)	(33,858)	(82,108)	(727)
Accounts payable and accrued liabilities	7,420	7,827	14,920	1,543
Other operating assets and liabilities	1,654	705	5,595	8,145
	(50,322)	(7,714)	(71,978)	8,710

Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	16,275	116	17,289	193
Finance leases (see note 7(2))	-	-	29,906	-
Change in accrued additions to property, plant and equipment	1,397	3,229	(617)	2,502
Change in accrued dividends on preferred stock	-	481	(1,769)	481
Dividends paid in kind on preferred stock	-	1,700	-	1,700
Change in accrued transaction costs related to the divestiture of Tradin Organic(2)	-	-	(13,380)	-
Change in accrued debt issuance costs	-	-	(1,690)	-

(1)  For the quarter and two quarters ended July 3, 2021, the Company recognized additional operating right-of-use assets of $16.3 million and $17.3 million, respectively, together with a corresponding amount of operating lease liabilities, mainly related to the addition of a new warehouse facility and related equipment to support the Company's plant-based food and beverage operations. The initial term of the warehouse facility lease is approximately 10 years, and the operating lease liability was measured using the Company's incremental borrowing rate of approximately 4.50%.

(2)  For the two quarters ended July 3, 2021, the settlement of transaction costs related to the divestiture of Tradin Organic is included in investing activities of discontinued operations on consolidated statements of cash flows.

SUNOPTA INC.	22	July 3, 2021 10-Q

13.  Commitments and Contingencies

Various claims and potential claims arising in the normal course of business are pending against the Company. It is the opinion of management that these claims or potential claims are without merit and the amount of potential liability, if any, to the Company is not determinable. Management believes the final determination of these claims or potential claims will not materially affect the financial position or results of operations of the Company.

14.  Segmented Information

The segment information below is presented on a continuing operations basis, with prior period information recast to reflect the reporting of Tradin Organic as discontinued operations. Following the divestiture of Tradin Organic, the composition of the Company's two continuing operating segments is as follows:

  Plant-Based Foods and Beverages includes plant-based beverages and liquid and dry ingredients (utilizing oat, almond, rice, soy, coconut, hemp, and other bases), as well as broths, teas, and nutritional beverages.  In addition, Plant-Based Foods and Beverages includes packaged dry- and oil-roasted inshell sunflower and sunflower kernels, as well as corn-, soy-, and legume-based roasted snacks, and the processing and sale of raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages includes individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, and other berries and blends), IQF and bulk frozen fruit for foodservice (including toppings, purées, and smoothies), and custom fruit preparations for industrial use.  In addition, Fruit-Based Foods and Beverages includes fruit snacks, including bars, twists, ropes, and bite-sized varieties.  Prior to the Company's exit from its fruit ingredient processing facility in July 2021 (see note 10), Fruit-Based Foods and Beverages also produced custom fruit preparations for industrial use.

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
SUNOPTA INC.	23	July 3, 2021 10-Q

Segment Revenues and Operating Income

Reportable segment operating results for the quarters and two quarters ended July 3, 2021 and June 27, 2020 were as follows:

	Quarter ended		Two quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	$	$	$	$
Segment revenues from external customers
Plant-Based Foods and Beverages	111,359	91,705	230,810	197,947
Fruit-Based Foods and Beverages	90,914	92,696	179,103	194,051
Total revenues from external customers	202,273	184,401	409,913	391,998

Segment operating income (loss)
Plant-Based Foods and Beverages	8,641	10,484	21,958	24,337
Fruit-Based Foods and Beverages	(1,447)	(2,016)	(3,341)	(6,718)
Corporate Services	(5,471)	(8,844)	(10,809)	(15,236)
Total segment operating income (loss)	1,723	(376)	7,808	2,383

Other income (expense), net (see note 10)	(4,661)	835	(6,276)	280
Interest expense, net	(1,631)	(7,413)	(3,291)	(15,078)
Loss from continuing operations before income taxes	(4,569)	(6,954)	(1,759)	(12,415)

Segment Depreciation and Amortization

Depreciation and amortization by reportable segment for the quarters and two quarters ended July 3, 2021 and June 27, 2020 was as follows:

	Quarter ended		Two quarters ended
	July 3, 2021	June 27, 2020	July 3, 2021	June 27, 2020
	$	$	$	$
Plant-Based Foods and Beverages	3,881	2,380	7,015	4,748
Fruit-Based Foods and Beverages	3,861	4,110	7,630	8,246
Corporate Services	1,168	1,165	2,308	2,386
Total depreciation and amortization	8,910	7,655	16,953	15,380

SUNOPTA INC.	24	July 3, 2021 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended July 3, 2021 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2021 ("Form 10-K").  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 11, 2021.

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

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and dry ingredients (utilizing oat, almond, rice, soy, coconut, hemp, and other bases), as well as broths, teas, and nutritional beverages.  In addition, we package dry- and oil-roasted inshell sunflower and sunflower kernels, as well as corn-, soy-, and legume-based roasted snacks, and we process and sell raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages - We offer individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, and other berries and blends), IQF and bulk frozen fruit for foodservice (including toppings, purées, and smoothies).  In addition, we offer fruit snacks, including bars, twists, ropes, and bite-sized varieties.  Prior to the exit from our fruit ingredient processing facility in July 2021 (as described below under "Recent Developments"), we also produced custom fruit preparations for industrial use.
SUNOPTA INC.	25	July 3, 2021 10-Q

Until December 2020, we had a third operating segment referred to as Global Ingredients that comprised our organic ingredient sourcing and production business, Tradin Organic, which we sold on December 30, 2020.  The segment information presented in this MD&A for the quarter and two quarters ended June 27, 2020 has been recast to reflect the reporting of Tradin Organic as discontinued operations.

Acquisition of Dream® and WestSoy® Brands

On April 15, 2021, we acquired the Dream and WestSoy plant-based beverage brands and related private label products in North America from The Hain Celestial Group, Inc.  The Dream brand comprises shelf-stable, plant-based milks, including rice, soy, almond, coconut, and oat varieties, and the WestSoy brand comprises shelf-stable soy beverages that are organic certified.  Together, the Dream and WestSoy brands generated revenues from external customers of approximately $40 million in 2020.  We currently produce approximately one-half of the Dream product line and all of the WestSoy products.  We intend to bring production of the remaining Dream products in-house over the 12-month period following the date of acquisition.  We expect these acquired brands will complement our core private label and co-manufacturing plant-based beverage business, while providing a platform for marketing our own plant-based product innovations.

The $33 million base purchase price for the Dream and WestSoy brands was partially funded by a new $20 million first-in-last-out ("FILO") term loan under our revolving credit facility (as described below under "Liquidity and Capital Resources.")

Exit from Fruit Ingredient Processing Facility

On April 12, 2021, we finalized our decision to exit our leased South Gate, California, fruit ingredient processing facility in July 2021.  We will be transferring production of fruit-based toppings to our Jacona, Mexico, processing facility, while exiting the preparation of fruit-based yogurt and bakery applications.  In the second quarter of 2021, we recognized $3.0 million of asset impairment charges and $1.2 million of employee termination costs in connection with this closure.

Impact of COVID-19

We continue to actively address the impacts of the COVID-19 global pandemic on our operations.  We began to experience impacts to our business and results of operations late in the first quarter of 2020, and these impacts continued throughout the remainder of fiscal 2020.  As a result, during the last nine months of 2020, we saw significant shifts in the mix of our business, resulting in lower demand for our food and beverage products from the foodservice channel due to the full or partial closure of many foodservice outlets, and an increase in demand from retail customers as consumers increased their at-home food and beverage consumption.  With the easing of COVID-19 restrictions, we saw overall higher foodservice demand and lower retail volumes in the second quarter of 2021, compared with the same period last year, as more foodservice outlets reopened and consumer buying patterns adapted to the evolving environment.

To date, we have not experienced any material interruptions in our plant operations due to employee absences, or to our supply chains as a result of the pandemic.  However, we have seen significant increases in transportation costs due to disruptions caused by or related to the pandemic.

To date, the impacts of the COVID-19 pandemic on our operations have not had a significant impact on our liquidity, cash flows or capital resources.

SUNOPTA INC.	26	July 3, 2021 10-Q

Consolidated Results of Operations for the Quarters Ended July 3, 2021 and June 27, 2020

	July 3, 2021	June 27, 2020	Change	Change
For the quarter ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	111,359	91,705	19,654	21.4%
Fruit-Based Foods and Beverages	90,914	92,696	(1,782)	-1.9%
Total revenues	202,273	184,401	17,872	9.7%

Gross Profit
Plant-Based Foods and Beverages	19,896	16,731	3,165	18.9%
Fruit-Based Foods and Beverages	6,440	6,528	(88)	-1.3%
Total gross profit	26,336	23,259	3,077	13.2%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	8,641	10,484	(1,843)	-17.6%
Fruit-Based Foods and Beverages	(1,447)	(2,016)	569	28.2%
Corporate Services	(5,471)	(8,844)	3,373	38.1%
Total segment operating income (loss)	1,723	(376)	2,099	558.2%

Other expense (income), net	4,661	(835)	5,496	658.2%
Earnings (loss) from continuing operations before the following	(2,938)	459	(3,397)	-740.1%
Interest expense, net	1,631	7,413	(5,782)	-78.0%
Income tax benefit	(3,651)	(1,821)	(1,830)	-100.5%
Loss from continuing operations(2),(3)	(918)	(5,133)	4,215	82.1%
Earnings from discontinued operations	-	6,140	(6,140)	-100.0%
Net earnings (loss)	(918)	1,007	(1,925)	-191.2%
Dividends and accretion on preferred stock	(744)	(2,604)	1,860	71.4%

Loss attributable to common shareholders(4)	(1,662)	(1,597)	(65)	-4.1%

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

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the quarter ended	$	$	$	$

July 3, 2021
Segment operating income (loss)	8,641	(1,447)	(5,471)	1,723
Other income (expense), net	219	(4,112)	(768)	(4,661)
Earnings (loss) from continuing operations before the following	8,860	(5,559)	(6,239)	(2,938)

June 27, 2020
Segment operating income (loss)	10,484	(2,016)	(8,844)	(376)
Other income (expense), net	1	479	355	835
Earnings (loss) from continuing operations before the following	10,485	(1,537)	(8,489)	459

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

SUNOPTA INC.	27	July 3, 2021 10-Q

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

	July 3, 2021		June 27, 2020
		Per Share		Per Share
For the quarter ended	$	$	$	$
Loss from continuing operations	(918)		(5,133)
Dividends and accretion on preferred stock	(744)		(2,604)
Loss from continuing operations attributable to common shareholders	(1,662)	(0.02)	(7,737)	(0.09)
Adjusted for:
Costs related to exit from fruit ingredient processing facility(a)	4,123		-
Acquisition, divestiture, and related costs(b)	1,434		-
Plant expansion costs(c)	-		92
Costs related to Value Creation Plan(d)	-		78
Other(e)	247		(457)
Net income tax effect(f)	(4,022)		170
Adjusted earnings (loss)	120	0.00	(7,854)	(0.09)

(a)  Reflects asset impairment charges of $3.0 million and employee termination costs of $1.2 million related to the exit from our fruit ingredient processing facility, which were recorded in the other expense.

(b)  Represents third-party costs associated with completed or potential acquisitions and divestitures, including costs related to the evaluation, execution, and integration of acquisitions or completion of divestitures.  For the second quarter of 2021, these costs were mainly related to the transition and integration of the acquired Dream and WestSoy brands and the assessment of post-closing adjustments related to the divestiture of Tradin Organic, which were recorded in SG&A expenses ($1.1 million) and other expense ($0.3 million).

(c)  Reflects costs related to the expansion of our plant-based extraction capabilities, which were recorded in cost of goods sold.

(d)  Reflects professional fees of $0.2 million and employee retention costs of $0.2 million recorded in SG&A expenses, and employee termination costs of $0.1 million recorded in other expense, partially offset by a $0.4 million reversal of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees recorded in other income.

(e)  For the second quarter of 2021, other mainly reflects a $0.5 million loss on the settlement of employment-related legal matter, partially offset by a gain related to a project cancellation, which were recorded in other expense/income.  For the second quarter of 2020, other includes the reversal of previously accrued costs related to the withdrawal of certain consumer-packaged products in 2016, which was recorded in other income.

(f)   Reflects the tax effect of the preceding adjustments to earnings calculated based on our estimated annual effective tax rate.

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

SUNOPTA INC.	28	July 3, 2021 10-Q

	July 3, 2021	June 27, 2020
For the quarter ended	$	$
Loss from continuing operations	(918)	(5,133)
Income tax benefit	(3,651)	(1,821)
Interest expense, net	1,631	7,413
Other expense (income), net	4,661	(835)
Total segment operating income (loss)	1,723	(376)
Depreciation and amortization	8,910	7,655
Stock-based compensation(a)	4,370	2,215
Acquisition, divestiture, and related costs(b)	1,143	-
Costs related to Value Creation Plan(c)	-	456
Plant expansion costs(d)	-	92
Adjusted EBITDA	16,146	10,042

(a)  For the second quarter of 2020, stock-based compensation of $2.2 million was recorded in SG&A expenses and the reversal of $0.4 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(b)  For the second quarter of 2021, acquisition, divestiture, and related costs were mainly related to the transition and integration of the acquired Dream and WestSoy brands, which were recorded in SG&A expenses.

(c)  Reflects professional fees of $0.2 million and employee retention costs of $0.2 million recorded in SG&A expenses.

(d)  Reflects costs related to the expansion of our plant-based extraction capabilities, which were recorded in cost of goods sold.

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

Revenues for the quarter ended July 3, 2021 increased by 9.7% to $202.3 million from $184.4 million for the quarter ended June 27, 2020.  Excluding the impact of incremental revenues from the acquisition of the Dream and WestSoy brands (an increase in revenues of $4.7 million) and changes in commodity-related pricing (an increase in revenues of $2.1 million), revenues increased by 6.0% in the second quarter of 2021, compared with the second quarter of 2020.

For the quarter ended July 3, 2021, Plant-Based Foods and Beverages segment revenues increased by 21.4% to $111.4 million from $91.7 million for the quarter ended June 27, 2020.  The increase in plant-based product revenues reflected strong sales growth for our oat-based product offerings, together with increased foodservice demand for plant-based beverages due to the easing of COVID-19 restrictions and incremental revenues from the acquisition of the Dream and WestSoy brands, partially offset by softer retail volumes of plant-based beverages and everyday broth offerings as at-home consumption levels continued to normalize.

For the quarter ended July 3, 2021, Fruit-Based Foods and Beverages segment revenues for the quarter ended July 3, 2021 decreased by 1.9% to $90.9 million from $92.7 million for the quarter ended June 27, 2020.  The decrease in fruit-based product revenues reflected lower volumes of retail frozen fruit due to the continued normalization of at-home consumption, together with the rationalization of marginally profitable customers and products, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings.  These declines were partially offset by strong growth in fruit snacks, driven by returning consumer demand for portable snacks and new business development, together with increased foodservice demand for fruit-based toppings.

SUNOPTA INC.	29	July 3, 2021 10-Q

Gross profit increased $3.1 million, or 13.2%, to $26.3 million for the quarter ended July 3, 2021, compared with $23.3 million for the quarter ended June 27, 2020.  As a percentage of revenues, gross profit for the quarter ended July 3, 2021 was 13.0% compared to 12.6% for the quarter ended June 27, 2020, an increase of 40 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $3.2 million to $19.9 million for the quarter ended July 3, 2021, compared with $16.7 million for the quarter ended June 27, 2020, while gross profit as a percentage of revenues decreased to 17.9% in the second quarter of 2021 from 18.2% in the second quarter of 2020.  The 30-basis point decrease in the gross profit percentage reflected incremental depreciation expense related to new plant-based processing capacity, together with increased transportation costs.  These factors were partially offset by strong volumes and productivity improvements within our plant-based beverage and ingredient extraction operations, and improved plant utilization and cost reductions within our sunflower and roasting operations.

Gross profit for the Fruit-Based Foods and Beverages segment decreased $0.1 million to $6.4 million for the quarter ended July 3, 2021, compared with $6.5 million for the quarter ended June 27, 2020, while gross profit as a percentage of revenues increased to 7.1% in the second quarter of 2021 from 7.0% in the second quarter of 2020.  The 10-basis point increase in the gross profit percentage reflected strong fruit snack and fruit ingredient volumes, together with increased pass-through sales pricing, rationalization of marginally profitable business, and productivity-driven cost savings in our frozen fruit operations.  These factors were mostly offset by the impacts of higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso, and increased transportation costs.

For the quarter ended July 3, 2021, we realized total segment operating income of $1.7 million, compared with a total segment operating loss of $0.4 million for the quarter ended June 27, 2020.  The $2.1 million increase in total segment operating income mainly reflected higher gross profit, as described above, partially offset by a $0.8 million increase in SG&A expenses, primarily due to incremental third-party consulting costs related to the transition and integration of the recently acquired Dream and WestSoy brands, together with increased stock-based compensation expense, partially offset by lower employee-related variable compensation costs.  In addition, in the second quarter of 2021, we recorded $0.3 million of incremental amortization expense related to the acquired Dream and WestSoy brand name intangible assets.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other expense of $4.7 million for the quarter ended July 3, 2021 mainly reflected asset impairment charges and employee termination costs related to the exit from our fruit ingredient processing facility.  Other income of $0.8 million for the quarter ended June 27, 2020 mainly reflected the reversal of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees and the reversal of costs that remained accrued related to the withdrawal of certain consumer-packaged products in 2016.

Net interest expense decreased by $5.8 million to $1.6 million for the quarter ended July 3, 2021, compared with $7.4 million for the quarter ended June 27, 2020, which mainly reflected reduced cash interest payments as a result of a reduction in outstanding debt following the divestiture of Tradin Organic in December 2020.

We recognized an income tax benefit of $3.7 million for the quarter ended July 3, 2021, compared with $1.8 million for the quarter ended June 27, 2020.

Loss from continuing operations for the quarter ended July 3, 2021 was $0.9 million, compared with a loss of $5.1 million for the quarter ended June 27, 2020.  Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.02 for the quarter ended July 3, 2021, compared with a loss per share $0.09 for the quarter ended June 27, 2020.

Earnings from the discontinued operations of Tradin Organic were $6.1 million for the quarter ended June 27, 2020.

SUNOPTA INC.	30	July 3, 2021 10-Q

On a consolidated basis, we realized a loss attributable to common shareholders of $1.7 million (diluted loss per share of $0.02) for the quarter ended July 3, 2021, compared with loss attributable to common shareholders of $1.6 million (diluted loss per share of $0.02) for the quarter ended June 27, 2020.  The loss attributable to common shareholders for the second quarters of 2021 and 2020 reflected dividends and accretion on preferred stock of $0.7 million and $2.6 million, respectively.  The decline in preferred stock dividends and accretion reflected the exchange of all of the shares of Series A preferred stock for shares of our common stock in February 2021.

For the quarter ended July 3, 2021, adjusted earnings were $0.1 million, or $0.00 per diluted share, compared with an adjusted loss of $7.9 million, or $0.09 per diluted share for the quarter ended June 27, 2020.  Adjusted EBITDA for the quarter ended July 3, 2021 was $16.1 million, compared with $10.0 million for the quarter ended June 27, 2020.  Adjusted loss and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from earnings/loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Plant-Based Foods and Beverages
For the quarter ended	July 3, 2021	June 27, 2020	Change	% Change

Revenues	$111,359	$91,705	$19,654	21.4%
Gross profit	19,896	16,731	3,165	18.9%
Gross profit %	17.9%	18.2%		-0.3%

Operating income	$8,641	$10,484	$(1,843)	-17.6%
Operating income %	7.8%	11.4%		-3.6%

Plant-Based Foods and Beverages contributed $111.4 million in revenues for the quarter ended July 3, 2021, compared to $91.7 million for the quarter ended June 27, 2020, an increase of $19.7 million, or 21.4%.  Excluding the impact on revenues of incremental revenues from the acquisition of the Dream and WestSoy brands (an increase in revenues of $4.7 million) and changes in sunflower commodity-related pricing (a decrease in revenues of $0.8 million), Plant-Based Foods and Beverages revenues increased approximately 17.2%.  The table below explains the increase in reported revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended June 27, 2020	$91,705
Growth in sales of oat-based product offerings, together with increased foodservice demand for plant-based beverages due to the easing of COVID-19 restrictions, partially offset by softer retail volumes of plant-based beverages and everyday broth offerings as at-home consumption levels continued to normalize	15,657
Incremental Dream and WestSoy revenues	4,680
Higher volumes of birdfeed and raw sunflower kernel, largely offset by lower volumes of ready-to-eat snacks and roasted ingredients	81
Decreased commodity pricing for sunflower	(764)
Revenues for the quarter ended July 3, 2021	$111,359

Gross profit in Plant-Based Foods and Beverages increased by $3.2 million to $19.9 million for the quarter ended July 3, 2021, compared to $16.7 million for the quarter ended June 27, 2020, while the gross profit percentage decreased by 30 basis points to 17.9%.  The decrease in the gross profit percentage reflected incremental depreciation expense and increased transportation costs.  These factors were partially offset by strong volumes within our plant-based beverage and ingredient extraction operations, and improved plant utilization and cost reductions within our sunflower and roasting operations.  The table below explains the increase in gross profit:

SUNOPTA INC.	31	July 3, 2021 10-Q

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended June 27, 2020	$16,731
Higher volumes within our plant-based beverage and ingredient extraction operations, together with the incremental contribution from the Dream and WestSoy brands, partially offset by incremental depreciation expense and increased transportation costs	2,174
Increased volumes for birdfeed and raw sunflower kernel, together with improved plant utilization and cost reductions within our sunflower and roasting operations	991
Gross profit for the quarter ended July 3, 2021	$19,896

Operating income in Plant-Based Foods and Beverages decreased by $1.9 million to $8.6 million for the quarter ended July 3, 2021, compared to $10.5 million for the quarter ended June 27, 2020. The table below explains the decrease in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended June 27, 2020	$10,484
Increase in corporate cost allocations	(2,562)
Increased third-party consulting costs related to the transition and integration of the acquired Dream and WestSoy brands, and incremental amortization of the related brand name intangible assets, together with higher employee compensation costs related to new product development and sales and marketing positions	(2,446)
Increase in gross profit, as explained above	3,165
Operating income for the quarter ended July 3, 2021	$8,641

Building on the strong performance in the first half of 2021, we expect continued growth in revenues and gross profit from our Plant-Based Foods and Beverages segment in second half of 2021, driven by the completion of three major capital projects in the fourth quarter of 2020, which significantly increased our plant-based beverage processing and ingredient extraction capacity and capabilities.  In addition, the Dream and WestSoy brands are expected to contribute approximately $40 million of annual revenues, of which $15 million to $20 million is incremental given that we produced of all of the WestSoy products, and approximately one-half of the Dream products prior to acquiring the brands.  Assuming conditions associated with the COVID-19 pandemic do not significantly worsen during the second half of 2021, we anticipate a continuation of the trends experienced in the first half of 2021, with strengthening foodservice demand offsetting a normalization of retail volumes.  We expect the gross margin profile of our plant-based operations in 2021 to be comparable to 2020, as planned productivity measures are expected to offset incremental depreciation expense and increased transportation costs.  The statements in this paragraph are forward-looking statements.  See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the impact of the ongoing COVID-19 pandemic, unexpected delays in executing on our capital projects, less than anticipated contribution from the Dream and WestSoy brands, less than anticipated benefits from productivity measures, further increases in transportation costs, and unforeseen customer actions, consumer behaviors, competitive pressures, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

Fruit-Based Foods and Beverages
For the quarter ended	July 3, 2021	June 27, 2020	Change	% Change

Revenues	$90,914	$92,696	$(1,782)	-1.9%
Gross profit	6,440	6,528	(88)	-1.3%
Gross profit %	7.1%	7.0%		0.1%

Operating loss	$(1,447)	$(2,016)	$569	28.2%
Operating loss %	-1.6%	-2.2%		0.6%

SUNOPTA INC.	32	July 3, 2021 10-Q

Fruit-Based Foods and Beverages contributed $90.9 million in revenues for the quarter ended July 3, 2021, compared to $92.7 million for the quarter ended June 27, 2020, a decrease of $1.8 million, or 1.9%.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $2.9 million), Fruit-Based Foods and Beverages revenues decreased approximately 5.0%.  The table below explains the decrease in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended June 27, 2020	$92,696
Lower retail volumes of frozen fruit due to the continued normalization of at-home consumption, together with the rationalization of marginally profitable customers and products, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings, partially offset by increased foodservice demand for fruit-based toppings	(10,824)
Higher sales volumes of fruit snacks products, driven by returning consumer demand for portable snacks and new business development	6,167
Increased commodity pricing for raw fruit	2,875
Revenues for the quarter ended July 3, 2021	$90,914

Gross profit in Fruit-Based Foods and Beverages decreased by $0.1 million to $6.4 million for the quarter ended July 3, 2021, compared to $6.5 million for the quarter ended June 27, 2020, and the gross profit percentage increased by 10 basis points to 7.1%.  The slight increase in the gross profit percentage reflected strong fruit snack and fruit ingredient volumes, together with increased pass-through sales pricing, rationalization of marginally profitable business, and productivity-driven cost savings in our frozen fruit operations.  These factors were mostly offset by the impacts of higher strawberry commodity prices, unfavorable foreign exchange impacts, and increased transportation costs.  The table below explains the decrease in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended June 27, 2020	$6,528
Lower volumes of retail frozen fruit, together with higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso and increased transportation costs, partially offset by higher pass-through sales pricing for frozen fruit, together with lower processing costs and productivity improvements	(4,047)
Sales volume growth for fruit snacks, together with increased production volumes and plant utilization	2,152
Higher sales volumes of fruit-based toppings, together with increased production volumes in advance of the closure of our fruit ingredient processing facility and relocation of certain production lines	1,807
Gross profit for the quarter ended July 3, 2021	$6,440

Operating loss in Fruit-Based Foods and Beverages decreased by $0.6 million to $1.4 million for the quarter ended July 3, 2021, compared to $2.0 million for the quarter ended June 27, 2020. The table below explains the decrease in operating loss:

SUNOPTA INC.	33	July 3, 2021 10-Q

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the quarter ended June 27, 2020	$(2,016)
Lower reserve levels for credit losses due to improving economic conditions within the foodservice sector, together with an increase in foreign exchange gains within our frozen fruit operations in Mexico	902
Increase in corporate cost allocations	(245)
Decrease in gross profit, as explained above	(88)
Operating loss for the quarter ended July 3, 2021	$(1,447)

Assuming conditions associated with the COVID-19 pandemic do not significantly worsen during the second half of 2021, we anticipate a continuation of the trends experienced in the first half of 2021, with the continued normalization of at-home frozen fruit consumption.  We expect this trend, together with the continuing short supply of certain fruit varieties, is expected to have a negative impact on frozen fruit sales volumes for the remainder of the year, partially offset by anticipated strong fruit snack demand.  We completed the exit from our Santa Maria, California, facility in February 2021, and began realizing the resulting cost savings and operational efficiencies in the second quarter of 2021.  In addition, we exited our South Gate, California, fruit ingredient processing facility in July 2021, with the relocation of remaining fruit ingredient production to our Mexican operations expected to be completed in the third quarter of 2021.  Overall, we expect a similar gross margin profile within our fruit-based operations in fiscal 2021, compared to fiscal 2020, driven by profitable fruit snack volumes, together with a reduced manufacturing cost structure and product portfolio rationalization initiatives in frozen fruit and fruit ingredients, offsetting the impacts of lower frozen fruit sales volumes, increased commodity costs, unfavorable foreign exchange impacts, and higher transportation costs.  The statements in this paragraph are forward-looking statements.  See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the ongoing COVID-19 pandemic, fruit availability and related impacts on commodity pricing, our assessment of the margin improvement and cost savings to be realized from network optimization and portfolio rationalization initiatives, unexpected costs and delays in the relocation of our remaining fruit ingredient production to Mexico, the outcome of pricing actions with customers, further increases in transportation costs, and unforeseen customer actions, consumer behaviors, competitive pressures, and general economic and political conditions in North America, along with the other factors described above under "Forward-Looking Statements."

Corporate Services
For the quarter ended	July 3, 2021	June 27, 2020	Change	% Change

Operating loss	$(5,471)	$(8,844)	$3,373	38.1%

Operating loss at Corporate Services decreased by $3.4 million to $5.5 million for the quarter ended July 3, 2021, compared to a loss of $8.8 million for the quarter ended June 27, 2020. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended June 27, 2020	$(8,844)
Increase in corporate cost allocations to SunOpta operating segments, as a result of the realignment of resources following the divestiture of Tradin Organic	2,807
Lower employee-related variable compensation costs, partially offset by an unfavorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	2,778
Increased stock-based compensation costs related to equity-based short-term and long-term incentive plans for certain employees, mainly due to awarding of grants earlier in 2021 than in 2020	(2,212)
Operating loss for the quarter ended July 3, 2021	$(5,471)

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

SUNOPTA INC.	34	July 3, 2021 10-Q

Consolidated Results of Operations for the two quarters ended July 3, 2021 and June 27, 2020

	July 3, 2021	June 27, 2020	Change	Change
For the two quarters ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	230,810	197,947	32,863	16.6%
Fruit-Based Foods and Beverages	179,103	194,051	(14,948)	-7.7%
Total revenues	409,913	391,998	17,915	4.6%

Gross Profit
Plant-Based Foods and Beverages	43,054	37,802	5,252	13.9%
Fruit-Based Foods and Beverages	13,271	12,630	641	5.1%
Total gross profit	56,325	50,432	5,893	11.7%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	21,958	24,337	(2,379)	-9.8%
Fruit-Based Foods and Beverages	(3,341)	(6,718)	3,377	50.3%
Corporate Services	(10,809)	(15,236)	4,427	29.1%
Total segment operating income	7,808	2,383	5,425	227.7%

Other expense (income), net	6,276	(280)	6,556	2341.4%
Earnings from continuing operations before the following	1,532	2,663	(1,131)	-42.5%
Interest expense, net	3,291	15,078	(11,787)	-78.2%
Income tax benefit	(2,513)	(3,318)	805	24.3%
Earnings (loss) from continuing operations(2),(3)	754	(9,097)	9,851	108.3%
Earnings from discontinued operations	-	13,465	(13,465)	-100.0%
Net earnings (loss)	754	4,368	(3,614)	-82.7%
Dividends and accretion on preferred stock	(2,697)	(4,629)	1,932	41.7%

Loss attributable to common shareholders(4)	(1,943)	(261)	(1,682)	-644.4%

(1)  The following table presents a reconciliation of segment operating income/loss to "earnings/loss from continuing operations before the following," which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended July 3, 2021 and June 27, 2020" table regarding the use of this non-GAAP measure).

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the two quarters ended	$	$	$	$

July 3, 2021
Segment operating income (loss)	21,958	(3,341)	(10,809)	7,808
Other income (expense), net	(80)	(5,477)	(719)	(6,276)
Earnings (loss) from continuing operations before the following	21,878	(8,818)	(11,528)	1,532

June 27, 2020
Segment operating income (loss)	24,337	(6,718)	(15,236)	2,383
Other income (expense), net	8	(441)	713	280
Earnings (loss) from continuing operations before the following	24,345	(7,159)	(14,523)	2,663

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

SUNOPTA INC.	35	July 3, 2021 10-Q

(2)  The following table presents a reconciliation of adjusted loss from earnings/loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended July 3, 2021 and June 27, 2020" table regarding the use of this non-GAAP measure).

	July 3, 2021		June 27, 2020
		Per Share		Per Share
For the two quarters ended	$	$	$	$
Earnings (loss) from continuing operations	754		(9,097)
Dividends and accretion on preferred stock	(2,697)		(4,629)
Loss from continuing operations attributable to common shareholders	(1,943)	(0.02)	(13,726)	(0.15)
Adjusted for:
Costs related to exit from fruit ingredient processing facility(a)	4,123		-
Acquisition, divestiture, and related costs(b)	1,786		-
Costs related to Value Creation Plan(c)	1,432		1,175
Plant expansion costs(d)	-		92
Other(e)	247		(472)
Net income tax effect(f)	(4,262)		(368)
Adjusted earnings (loss)	1,383	0.01	(13,299)	(0.15)

(a)  Reflects asset impairment charges of $3.0 million and employee termination costs of $1.2 million related to the exit from our fruit ingredient processing facility, which were recorded in the other expense.

(b)  Represents third-party costs associated with completed or potential acquisitions and divestitures, including costs related to the evaluation, execution, and integration of acquisitions or completion of divestitures.  For the first two quarters of 2021, these costs were mainly related to the transition and integration of the acquired Dream and WestSoy brands and the assessment of post-closing adjustments related to the divestiture of Tradin Organic, which were recorded in SG&A expenses ($1.3 million) and other expense ($0.5 million).

(c)   For the first two quarters of 2021, represents costs to complete the exit from our Santa Maria, California, frozen fruit processing facility, which were recorded in other expense.  For the first two quarters of 2020, reflects professional fees of $0.5 million and employee retention costs of $0.5 million recorded in SG&A expenses; and employee termination costs of $1.1 million mainly related to the consolidation of our corporate office functions, partially offset by a $0.9 million reversal of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees recorded in other income.

(d)   Reflects costs related to the expansion of our plant-based extraction capabilities, which were recorded in cost of goods sold.

(e)   For the first two quarters of 2021, other mainly reflects a $0.5 million loss on the settlement of employment-related legal matter, partially offset by a gain related to a project cancellation, which were recorded in other expense/income.  For the first two quarters of 2020, other includes the reversal of previously accrued costs related to the withdrawal of certain consumer-packaged products in 2016, which was recorded in other income.

(f)   Reflects the tax effect of the preceding adjustments to earnings calculated based on our estimated annual effective tax rate.

(3)  The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from earnings/loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended July 3, 2021 and June 27, 2020" table regarding the use of this non-GAAP measure).

	July 3, 2021	June 27, 2020
For the two quarters ended	$	$
Earnings (loss) from continuing operations	754	(9,097)
Income tax benefit	(2,513)	(3,318)
Interest expense, net	3,291	15,078
Other expense (income), net	6,276	(280)
Total segment operating income	7,808	2,383
Depreciation and amortization	16,953	15,380
Stock-based compensation(a)	8,343	4,885
Acquisition, divestiture, and related costs(b)	1,312	-
Costs related to Value Creation Plan(c)	-	983
Plant expansion costs(d)	-	92
Adjusted EBITDA	34,416	23,723

(a)  For the first two quarters of 2020, stock-based compensation of $4.9 million was recorded in SG&A expenses and the reversal of $0.9 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(b)  For the first two quarters of 2021, acquisition, divestiture, and related costs were mainly related to the transition and integration of the acquired Dream and WestSoy brands, which were recorded in SG&A expenses.

(c)  Reflects professional fees of $0.5 million and employee retention costs of $0.5 million recorded in SG&A expenses.

(d)  Reflects costs related to the expansion of our plant-based extraction capabilities, which were recorded in cost of goods sold.

SUNOPTA INC.	36	July 3, 2021 10-Q

(4)  Refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended July 3, 2021 and June 27, 2020" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the two quarters ended July 3, 2021 increased by 4.6% to $409.9 million from $392.0 million for the two quarters ended June 27, 2020.  Excluding the impact of incremental revenues from the acquisition of the Dream and WestSoy brands (an increase in revenues of $4.7 million) and changes in commodity-related pricing (an increase in revenues of $4.4 million), revenues increased by 2.2% in the first two quarters of 2021, compared with the first two quarters of 2020.

For the two quarters ended July 3, 2021, Plant-Based Foods and Beverages segment revenues increased by 16.6% to $230.8 million from $197.9 million for the two quarters ended June 27, 2020.  The increase in plant-based product revenues reflected strong sales growth for our oat-based product offerings, together with increased foodservice demand for plant-based beverages due to the easing of COVID-19 restrictions, partially offset by softer retail volumes of plant-based beverages as at-home consumption levels continued to normalize.

For the two quarters ended July 3, 2021, Fruit-Based Foods and Beverages segment revenues for the two quarters ended July 3, 2021 decreased by 7.7% to $179.1 million from $194.1 million for the two quarters ended June 27, 2020.  The decrease in fruit-based product revenues reflected lower volumes of retail frozen fruit due to the continued normalization of at-home consumption, together with the rationalization of marginally profitable customers and products, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings.  These declines were partially offset by strong growth in fruit snacks, driven by returning consumer demand for portable snacks and new business development.

Gross profit increased $5.9 million, or 11.7%, to $56.3 million for the two quarters ended July 3, 2021, compared with $50.4 million for the two quarters ended June 27, 2020.  As a percentage of revenues, gross profit for the two quarters ended July 3, 2021 was 13.7% compared to 12.9% for the two quarters ended June 27, 2020, an increase of 80 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $5.3 million to $43.1 million for the two quarters ended July 3, 2021, compared with $37.8 million for the two quarters ended June 27, 2020, while gross profit as a percentage of revenues decreased to 18.7% in the first two quarters of 2021 from 19.1% in the first two quarters of 2020.  The 40-basis point decrease in the gross profit percentage reflected incremental depreciation expense related to new plant-based processing capacity, together with increased transportation costs.  These factors were partially offset by strong volumes and productivity improvements within our plant-based beverage and ingredient extraction operations, and improved plant utilization and cost reductions within our sunflower and roasting operations.

Gross profit for the Fruit-Based Foods and Beverages segment increased $0.6 million to $13.3 million for the two quarters ended July 3, 2021, compared with $12.6 million for the two quarters ended June 27, 2020, while gross profit as a percentage of revenues increased to 7.4% in the first two quarters of 2021 from 6.5% in the first two quarters of 2020.  The 90-basis point increase in the gross profit percentage reflected strong fruit snack and fruit ingredient volumes, together with increased pass-through sales pricing, rationalization of marginally profitable business, and productivity-driven cost savings in our frozen fruit operations.  These factors were mostly offset by the impacts of higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso, and increased transportation costs.

For the two quarters ended July 3, 2021, we realized total segment operating income of $7.8 million, compared with $2.4 million for the two quarters ended June 27, 2020.  The $5.4 million increase in total segment operating income mainly reflected higher gross profit, as described above, together with a $1.5 million decrease in foreign exchange losses within our frozen fruit operations in Mexico, partially offset by a $1.8 million increase in SG&A expenses, primarily due to incremental third-party consulting costs related to the transition and integration of the recently acquired Dream and WestSoy brands, together with higher stock-based compensation costs, partially offset by lower employee-related variable compensation costs and reduced reserves for credit losses due to improving economic conditions within the foodservice sector.  In addition, in the first two quarters of 2021, we recorded $0.3 million of incremental amortization expense related to the acquired Dream and WestSoy brand name intangible assets.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other expense of $6.3 million for the two quarters ended July 3, 2021 mainly reflected asset impairment charges and employee termination costs related to the exit from our fruit ingredient processing facility, together with costs to complete the exit from our Santa Maria, California, frozen fruit processing facility in the first quarter of 2021.  Other income of $0.3 million for the two quarters ended June 27, 2020 mainly reflected the reversal of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees and the reversal of costs that remained accrued related to the withdrawal of certain consumer-packaged products in 2016, partially offset by employee termination costs associated the consolidation of our corporate office functions into Minneapolis, Minnesota.

SUNOPTA INC.	37	July 3, 2021 10-Q

Net interest expense decreased by $11.8 million to $3.3 million for the two quarters ended July 3, 2021, compared with $15.1 million for the two quarters ended June 27, 2020, which mainly reflected reduced cash interest payments as a result of a reduction in outstanding debt following the divestiture of Tradin Organic in December 2020.

We recognized an income tax benefit of $2.5 million for the two quarters ended July 3, 2021, compared with $3.3 million for the two quarters ended June 27, 2020.  Our reported tax rates were 142.9% and 26.7% for the first two quarters of 2021 and 2020, respectively.  Excluding the impact of non-deductible stock-based and executive compensation from pre-tax earnings, our effective tax rate was 24.9% in the first two quarters of 2021, compared with 27.7% in the first two quarters of 2020.

Earnings from continuing operations for the two quarters ended July 3, 2021 was $0.8 million, compared with a loss of $9.1 million for the two quarters ended July 3, 2021.  Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.02 for the two quarters ended July 3, 2021, compared with a loss per share $0.15 for the two quarters ended June 27, 2020.

Earnings from the discontinued operations of Tradin Organic were $13.5 million for the two quarters ended June 27, 2020.

On a consolidated basis, we realized a loss attributable to common shareholders of $1.9 million (diluted loss per share of $0.02) for the two quarters ended July 3, 2021, compared with loss attributable to common shareholders of $0.3 million (diluted loss per share of $0.00) for the two quarters ended June 27, 2020.  The loss attributable to common shareholders for the first two quarters of 2021 and 2020 reflected dividends and accretion on preferred stock of $2.7 million and $4.6 million, respectively.  The decline in preferred stock dividends and accretion reflected the exchange of all of the shares of Series A preferred stock for shares of our common stock in February 2021.

For the two quarters ended July 3, 2021, adjusted earnings were $1.4 million, or $0.01 per diluted share, compared with an adjusted loss of $13.3 million, or $0.15 per diluted share for the two quarters ended June 27, 2020.  Adjusted EBITDA for the two quarters ended July 3, 2021 was $34.4 million, compared with $23.7 million for the two quarters ended June 27, 2020.  Adjusted loss and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from earnings/loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Plant-Based Foods and Beverages
For the two quarters ended	July 3, 2021	June 27, 2020	Change	% Change

Revenues	$230,810	$197,947	$32,863	16.6%
Gross profit	43,054	37,802	5,252	13.9%
Gross profit %	18.7%	19.1%		-0.4%

Operating income	$21,958	$24,337	$(2,379)	-9.8%
Operating income %	9.5%	12.3%		-2.8%

Plant-Based Foods and Beverages contributed $230.8 million in revenues for the two quarters ended July 3, 2021, compared to $197.9 million for the two quarters ended June 27, 2020, an increase of $32.9 million, or 16.6%.  Excluding the impact on revenues of incremental revenues from the acquisition of the Dream and WestSoy brands (an increase in revenues of $4.7 million) and changes in sunflower commodity-related pricing (a decrease in revenues of $0.4 million), Plant-Based Foods and Beverages revenues increased approximately 14.4%.  The table below explains the increase in reported revenues:

SUNOPTA INC.	38	July 3, 2021 10-Q

Plant-Based Foods and Beverages Revenue Changes
Revenues for the two quarters ended June 27, 2020	$197,947
Growth in sales of oat-based product offerings, together with increased foodservice demand for plant-based beverages due to the easing of COVID-19 restrictions, partially offset by softer retail volumes of plant-based beverages as at-home consumption levels continued to normalize	26,305
Incremental Dream and WestSoy revenues	4,680
Higher volumes of birdfeed and raw sunflower kernel, partially offset by lower volumes of ready-to-eat snacks and roasted ingredients	2,238
Decreased commodity pricing for sunflower	(360)
Revenues for the two quarters ended July 3, 2021	$230,810

Gross profit in Plant-Based Foods and Beverages increased by $5.3 million to $43.1 million for the two quarters ended July 3, 2021, compared to $37.8 million for the two quarters ended June 27, 2020, while the gross profit percentage decreased by 40 basis points to 18.7%.  The decrease in the gross profit percentage reflected incremental depreciation expense and increased transportation costs.  These factors were partially offset by strong volumes within our plant-based beverage and ingredient extraction operations, and improved plant utilization and cost reductions within our sunflower and roasting operations.  The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the two quarters ended June 27, 2020	$37,802
Higher volumes within our plant-based beverage and ingredient extraction operations, together with the incremental contribution from the Dream and WestSoy brands, partially offset by incremental depreciation expense and increased transportation costs	3,350
Increased volumes for birdfeed and raw sunflower kernel, together with improved plant utilization and cost reductions within our sunflower and roasting operations	1,902
Gross profit for the two quarters ended July 3, 2021	$43,054

Operating income in Plant-Based Foods and Beverages decreased by $2.3 million to $22.0 million for the two quarters ended July 3, 2021, compared to $24.3 million for the two quarters ended June 27, 2020. The table below explains the decrease in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the two quarters ended June 27, 2020	$24,337
Increase in corporate cost allocations	(5,124)
Increased third-party consulting costs related to the transition and integration of the acquired Dream and WestSoy brands, and incremental amortization of the related brand name intangible assets, together with higher employee compensation costs related to new product development and sales and marketing positions	(2,507)
Increase in gross profit, as explained above	5,252
Operating income for the two quarters ended July 3, 2021	$21,958

SUNOPTA INC.	39	July 3, 2021 10-Q

Fruit-Based Foods and Beverages
For the two quarters ended	July 3, 2021	June 27, 2020	Change	% Change

Revenues	$179,103	$194,051	$(14,948)	-7.7%
Gross profit	13,271	12,630	641	5.1%
Gross profit %	7.4%	6.5%		0.9%

Operating loss	$(3,341)	$(6,718)	$3,377	50.3%
Operating loss %	-1.9%	-3.5%		1.6%

Fruit-Based Foods and Beverages contributed $179.1 million in revenues for the two quarters ended July 3, 2021, compared to $194.1 million for the two quarters ended June 27, 2020, a decrease of $14.9 million, or 7.7%.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $4.8 million), Fruit-Based Foods and Beverages revenues decreased approximately 10.2%.  The table below explains the decrease in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the two quarters ended June 27, 2020	$194,051
Lower retail volumes of frozen fruit due to the continued normalization of at-home consumption, together with the rationalization of marginally profitable customers and products, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings	(28,027)
Higher sales volumes of fruit snacks products, driven by returning consumer demand for portable snacks and new business development	8,286
Increased commodity pricing for raw fruit	4,793
Revenues for the two quarters ended July 3, 2021	$179,103

Gross profit in Fruit-Based Foods and Beverages increased by $0.7 million to $13.3 million for the two quarters ended July 3, 2021, compared to $12.6 million for the two quarters ended June 27, 2020, and the gross profit percentage increased by 90 basis points to 7.4%.  The increase in the gross profit percentage reflected strong fruit snack and fruit ingredient volumes, together with increased pass-through sales pricing, rationalization of marginally profitable business, and productivity-driven cost savings in our frozen fruit operations.  These factors were mostly offset by the impacts of higher strawberry commodity prices, unfavorable foreign exchange impacts, and increased transportation costs.  The table below explains the increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the two quarters ended June 27, 2020	$12,630
Sales volume growth for fruit snacks, together with increased production volumes and plant utilization	3,105
Increased production volumes of fruit ingredients in advance of the closure of our fruit ingredient processing facility and relocation of certain production lines	725
Lower volumes of retail frozen fruit, together with higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso and increased transportation costs, partially offset by higher pass-through sales pricing for frozen fruit, together with lower processing costs and productivity improvements	(3,189)
Gross profit for the two quarters ended July 3, 2021	$13,271

SUNOPTA INC.	40	July 3, 2021 10-Q

Operating loss in Fruit-Based Foods and Beverages decreased by $3.4 million to $3.3 million for the two quarters ended July 3, 2021, compared to $6.7 million for the two quarters ended June 27, 2020. The table below explains the decrease in operating loss:

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the two quarters ended June 27, 2020	$(6,718)
Decrease in foreign exchange losses within our frozen fruit operations in Mexico, together with lower reserve levels for credit losses due to improving economic conditions within the foodservice sector	3,226
Increase in gross profit, as explained above	641
Increase in corporate cost allocations	(490)
Operating loss for the two quarters ended July 3, 2021	$(3,341)
Corporate Services
For the two quarters ended	July 3, 2021	June 27, 2020	Change	% Change

Operating loss	$(10,809)	$(15,236)	$4,427	29.1%

Operating loss at Corporate Services decreased by $4.4 million to $10.8 million for the two quarters ended July 3, 2021, compared to a loss of $15.2 million for the two quarters ended June 27, 2020. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended June 27, 2020	$(15,236)
Increase in corporate cost allocations to SunOpta operating segments, as a result of the realignment of resources following the divestiture of Tradin Organic	5,614
Lower employee-related variable compensation costs, partially offset by an unfavorable foreign exchange impact on Canadian dollar-denominated SG&A expenses	2,272
Increased stock-based compensation costs related to equity-based short-term and long-term incentive plans for certain employees, mainly due to awarding of grants earlier in 2021 than in 2020	(3,459)
Operating loss for the two quarters ended July 3, 2021	$(10,809)

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

Liquidity and Capital Resources

On December 31, 2020, we entered into a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity.  In addition, the credit agreement provides a five-year, $75 million delayed draw term loan, to be used for capital expenditures.  The delayed draw term loan can be borrowed within 18 months from closing.  As at July 3, 2021, we had outstanding borrowings of $159.1 million (January 2, 2021 - $47.3 million), including the FILO term loan discussed below, and available borrowing capacity of approximately $42 million (January 2, 2021 - $116 million) under the revolving credit facility.  The $111.8 million increase in outstanding borrowings since the prior year-end reflected the seasonal build of fruit inventory, together with the acquisition of the Dream and WestSoy brands.  The weighted-average interest rate on all outstanding borrowings was 2.21% in the first two quarters of 2021.

SUNOPTA INC.	41	July 3, 2021 10-Q

On April 15, 2021, we entered into a first amendment to the credit agreement for a two-year, $20 million FILO term loan at LIBOR plus 250 to 300 basis points, which was drawn in full to finance a portion of the purchase price for the acquisition of the Dream and WestSoy brands.  Amortization payments on the aggregate principal amount of the FILO term loan are equal to $2.5 million, payable at the end of each fiscal quarter, commencing with the second quarter of 2022, with the remaining amount payable at the maturity thereof on April 15, 2023.  On July 2, 2021, we entered into a second amendment to the credit agreement to increase the customer concentration limit included in the borrowing base calculation under the revolving credit facility.

For more information on the credit agreement and FILO term loan, see note 7(1) to the unaudited consolidated financial statements included in this report.

During the first two quarters of 2021, we recognized additional finance lease liabilities of $29.9 million in the aggregate related to the addition of new plant-based beverage and ingredient extraction processing and packaging equipment.  These leases have implicit interest rates of 8.08% to 8.85% and lease terms of five years.  As at July 3, 2021, we had commitments under certain master lease agreements that provide for up to approximately $10 million of additional financing.

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

For more information on the Series A and Series B-1 Preferred Stock, see note 8 to the unaudited consolidated financial statements included in this report.

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

Cash Flows

Operating cash flows

Cash used in operating activities of continuing operations was $39.1 million and $46.2 million in the second quarter and first half of 2021, respectively, compared with cash provided of $0.5 million and $24.2 million in the second quarter and first half of 2020, respectively.  The period-over-period increases in cash used of $39.6 million and $70.4 million in the second quarter and first half of 2021, respectively, mainly reflected increases in seasonal fruit purchases, reflecting a shortfall in frozen strawberry supply in 2020 related to COVID-19-driven demand for fresh fruit, together with the impacts of higher commodity prices and lower retail sales demand for frozen fruit in 2021.  In addition, we acquired $6.6 million of Dream and WestSoy inventories in connection with the closing of the brand acquisition.  These inventory impacts were partially offset by the period-over-period increases in our operating results.

Investing cash flows

Cash used in investing activities of continuing operations for the second quarter and first half of 2021 included $25.1 million related to the acquired Dream and WestSoy brand name intangible assets.  Capital expenditures were $7.3 million and $16.6 million in the second quarter and first half of 2021, respectively, net of proceeds of $1.4 million in the first quarter of 2021 from the disposal of frozen fruit processing equipment from our exited Santa Maria, California, facility, compared with capital expenditures of $5.9 million and $14.9 million in the second quarter and first half of 2020, respectively.  Capital expenditures to-date in 2021 have been mainly related to capacity expansion projects within our plant-based operations.  Cash used in investing activities of discontinued operations was $13.4 million in the first half of 2021, which was related to the settlement of accrued transaction costs incurred in connection with the divestiture of Tradin Organic in December 2020.

SUNOPTA INC.	42	July 3, 2021 10-Q

Financing cash flows

Cash provided by financing activities of continuing operations was $71.3 million and $100.3 million in the second quarter and first half of 2021, respectively, compared with cash provided of $5.6 million in the second quarter of 2020 and cash used of $8.9 million in the first half of 2020.  The period-over-period increases in cash provided of $65.7 million and $109.2 million in the second quarter and first half of 2021, respectively, mainly reflected increases in revolver borrowings, including the FILO term loan, to fund seasonal inventory purchases and the acquisition of the Dream and WestSoy brands.  In addition, revolver borrowings in the first half of 2021 were used to settle the Tradin Organic transaction costs and the payment of tax withholdings on certain vested stock-based awards.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has established disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission's rules and forms. Such disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

SUNOPTA INC.	43	July 3, 2021 10-Q

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of July 3, 2021.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended July 3, 2021. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended July 3, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	44	July 3, 2021 10-Q

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

Item 6.  Exhibits

The following exhibits are included as part of this report.

10.1+	First Amendment, dated as of April 15, 2021, amending the Second Amended and Restated Credit Agreement, dated as of December 31, 2020, among SunOpta Inc., SunOpta Foods Inc., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and the swingline lender, and JPMorgan Chase Bank, N.A., as term loan administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2021).

10.2*	Second Amendment, dated as of July 2, 2021, amending the Second Amended and Restated Credit Agreement dated as of December 31, 2020 (as amended by the First Amendment, dated as of April 15, 2021), among SunOpta Inc., SunOpta Foods Inc., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and the swingline lender, and JPMorgan Chase Bank, N.A., as term loan administrative agent.

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SUNOPTA INC.	45	July 3, 2021 10-Q

+   Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

*   Filed herewith.

SUNOPTA INC.	46	July 3, 2021 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 11, 2021	/s/ Scott Huckins
Scott Huckins
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	47	July 3, 2021 10-Q