Form 10-Q
period 2021-10-02
SunOpta Inc.
filed 2021-11-10
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2021

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

The number of the registrant's common shares outstanding as of November 5, 2021 was 107,339,022.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended October 2, 2021

TABLE OF CONTENTS

Basis of Presentation

Except where the context otherwise requires, all references in this Quarterly Report on Form 10-Q ("Form 10-Q") to the "Company," "SunOpta," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated.  Other amounts may be presented in thousands of Canadian dollars ("C$") and Mexican pesos ("M$").  As at October 2, 2021, the closing rates of exchange for the Canadian dollar and Mexican peso, expressed in U.S. dollars, based on Bank of Canada exchange rates, were C$0.7903 and M$0.0492.  These rates are provided solely for convenience and do not necessarily reflect the rates used in the preparation of our financial statements.

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties.  Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations and intentions; changes in customer demand resulting from or related to the COVID-19 pandemic, as well as supply chain, logistics and other disruptions; fluctuations in foreign currency exchange rates and commodity pricing, and general economic and political conditions globally and in the markets in which we do business; our expectations and intentions regarding the Dream® and WestSoy® brands; our plans to expand capacity in our plant-based food and beverage business, and timing to complete expansion projects, including our expectation that our new plant-based beverage facility under construction in Texas will be operational in late 2022; our expectations regarding profitability in our frozen fruit business, including our assessment of the margin improvement and cost savings to be realized from our frozen fruit network optimization initiatives; our expectations regarding the availability of fruit supply, and potential impacts to our revenues; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; other expectations related to our businesses, including anticipated results of operations, operational growth and expansion plans, plans to reduce costs and improve profitability; our intentions related to potential sale of selected businesses or assets; liquidity constraints and the availability of alternative financing sources; and other statements that are not historical facts.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	3	October 2, 2021 10-Q

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
SUNOPTA INC.	4	October 2, 2021 10-Q

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

SUNOPTA INC.	5	October 2, 2021 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and three quarters ended October 2, 2021 and September 26, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	$	$	$	$
		(note 1)		(note 1)

Revenues (note 2)	198,479	191,659	608,392	583,657

Cost of goods sold	175,123	164,821	528,711	506,387

Gross profit	23,356	26,838	79,681	77,270

Selling, general and administrative expenses	16,487	22,060	60,081	63,873
Intangible asset amortization	2,612	2,209	7,338	6,752
Other expense, net (note 10)	1,172	1,069	7,448	789
Foreign exchange loss (gain)	336	(543)	533	1,150

Earnings from continuing operations before the following	2,749	2,043	4,281	4,706

Interest expense, net	2,854	7,359	6,145	22,437

Loss from continuing operations before income taxes	(105)	(5,316)	(1,864)	(17,731)

Income tax expense (benefit)	2,929	(1,441)	416	(4,759)

Loss from continuing operations	(3,034)	(3,875)	(2,280)	(12,972)

Earnings from discontinued operations (note 4)	-	3,964	-	17,429

Net earnings (loss)	(3,034)	89	(2,280)	4,457

Dividends and accretion on preferred stock (note 8)	(748)	(2,844)	(3,445)	(7,473)

Loss attributable to common shareholders	(3,782)	(2,755)	(5,725)	(3,016)

Basic and diluted earnings (loss) per share (note 11)
From continuing operations	(0.04)	(0.07)	(0.06)	(0.23)
From discontinued operations	-	0.04	-	0.20
Basic and diluted loss per share	(0.04)	(0.03)	(0.06)	(0.03)

Weighted-average common shares outstanding (000s) (note 11)
Basic	107,255	89,635	103,017	88,962
Diluted	107,255	89,635	103,017	88,962

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	October 2, 2021 10-Q

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the quarters and three quarters ended October 2, 2021 and September 26, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	$	$	$	$
		(note 1)		(note 1)

Loss from continuing operations	(3,034)	(3,875)	(2,280)	(12,972)
Earnings from discontinued operations	-	3,964	-	17,429
Net earnings (loss)	(3,034)	89	(2,280)	4,457

Currency translation adjustment	-	893	-	1,001

Comprehensive earnings (loss)	(3,034)	982	(2,280)	5,458

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	October 2, 2021 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at October 2, 2021 and January 2, 2021
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	October 2, 2021	January 2, 2021
	$	$

ASSETS
Current assets
Cash and cash equivalents	284	251
Accounts receivable, net of allowance for credit losses of $882 and $1,257, respectively	86,774	72,724
Inventories (note 6)	230,891	147,748
Prepaid expenses and other current assets	16,538	21,665
Income taxes recoverable	7,327	6,935
Total current assets	341,814	249,323

Property, plant and equipment, net	197,037	158,048
Operating lease right-of-use assets	48,998	35,172
Goodwill	3,998	3,998
Intangible assets, net	151,052	133,317
Deferred income taxes	597	-
Other assets	5,638	5,757
Total assets	749,134	585,615

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	114,544	118,592
Income taxes payable	5	1,431
Current portion of long-term debt (note 7)	7,734	3,478
Current portion of operating lease liabilities	12,959	12,750
Current portion of long-term liabilities	-	200
Total current liabilities	135,242	136,451

Long-term debt (note 7)	212,588	66,245
Operating lease liabilities	38,090	24,582
Long-term liabilities	1,121	-
Deferred income taxes	25,826	25,408
Total liabilities	412,867	252,686

Series A Preferred Stock (note 8)	-	87,305
Series B-1 Preferred Stock (note 8)	28,001	27,595

EQUITY
SunOpta Inc. shareholders' equity
Common shares, no par value, unlimited shares authorized, 107,323,262 shares issued (January 2, 2021 - 90,194,220)	436,219	326,545
Additional paid-in capital	24,150	37,862
Accumulated deficit	(153,466)	(147,741)
Accumulated other comprehensive income	1,363	1,363
Total equity	308,266	218,029
Total equity and liabilities	749,134	585,615

Commitments and contingencies (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	October 2, 2021 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended October 2, 2021 and September 26, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive income	Non- controlling interests	Total
	000s	$	$	$	$	$	$

Balance at July 3, 2021	107,126	435,425	24,966	(149,684)	1,363	-	312,070
Employee stock purchase plan	18	140	-	-	-	-	140
Stock incentive plan	179	654	(490)	-	-	-	164
Withholding taxes on stock-based awards	-	-	(1,576)	-	-	-	(1,576)
Stock-based compensation	-	-	1,250	-	-	-	1,250
Loss from continuing operations	-	-	-	(3,034)	-	-	(3,034)
Dividends on preferred stock	-	-	-	(609)	-	-	(609)
Accretion on preferred stock	-	-	-	((139)	-	-	(139)

Balance at October 2, 2021	107,323	436,219	24,150	(153,466)	1,363	-	308,266

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive loss	Non- controlling interests	Total
	000s	$	$	$	$	$	$

Balance at June 27, 2020	89,403	323,412	34,610	(215,192)	(11,163)	1,637	133,304
Employee stock purchase plan	26	149	-	-	-	-	149
Stock incentive plan	465	1,910	(1,195)	-	-	-	715
Withholding taxes on stock-based awards	-	-	(1,225)	-	-	-	(1,225)
Stock-based compensation	-	-	3,536	-	-	-	3,536
Loss from continuing operations	-	-	-	(3,875)	-	-	(3,875)
Earnings from discontinued operations	-	-	-	3,964	-	202	4,166
Dividends on preferred stock	-	-	-	(2,378)	-	-	(2,378)
Accretion on preferred stock	-	-	-	(466)	-	-	(466)
Currency translation adjustment	-	-	-	-	893	(18)	875
Capital contribution to majority-owned subsidiary	-	-	-	-	-	67	67
Dividend paid by subsidiary to non-controlling interest	-	-	-	-	-	(66)	(66)

Balance at September 26, 2020	89,894	325,471	35,726	(217,947)	(10,270)	1,822	134,802

SUNOPTA INC.	9	October 2, 2021 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity (continued)
As at and for the three quarters ended October 2, 2021 and September 26, 2020
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive income	Non- controlling interests	Total
	000s	$	$	$	$	$	$

Balance at January 2, 2021	90,194	326,545	37,862	(147,741)	1,363	-	218,029
Exchange of Series A Preferred Stock, net of share issuance costs of $287 (note 8)	12,633	87,188	-	-	-	-	87,188
Employee stock purchase plan	46	473	-	-	-	-	473
Stock incentive plan	4,450	22,013	(14,992)	-	-	-	7,021
Withholding taxes on stock-based awards	-	-	(8,313)	-	-	-	(8,313)
Stock-based compensation	-	-	9,593	-	-	-	9,593
Earnings from continuing operations	-	-	-	(2,280)	-	-	(2,280)
Dividends on preferred stock	-	-	-	(2,869)	-	-	(2,869)
Accretion on preferred stock	-	-	-	(576)	-	-	(576)

Balance at October 2, 2021	107,323	436,219	24,150	(153,466)	1,363	-	308,266

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive loss	Non- controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2019	88,090	318,456	35,767	(214,931)	(11,271)	1,888	129,909
Employee stock purchase plan	99	344	-	-	-	-	344
Stock incentive plan	1,705	6,671	(5,580)	-	-	-	1,091
Withholding taxes on stock-based awards	-	-	(2,376)	-	-	-	(2,376)
Stock-based compensation	-	-	7,915	-	-	-	7,915
Loss from continuing operations	-	-	-	(12,972)	-	-	(12,972)
Earnings from discontinued operations	-	-	-	17,429	-	(42)	17,387
Dividends on preferred stock	-	-	-	(6,259)	-	-	(6,259)
Accretion on preferred stock	-	-	-	(1,214)	-	-	(1,214)
Currency translation adjustment	-	-	-	-	1,001	(25)	976
Capital contribution to majority-owned subsidiary	-	-	-	-	-	67	67
Dividend paid by subsidiary to non- controlling interest	-	-	-	-	-	(66)	(66)

Balance at September 26, 2020	89,894	325,471	35,726	(217,947)	(10,270)	1,822	134,802

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	October 2, 2021 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters and three quarters ended October 2, 2021 and September 26, 2020
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	$	$	$	$
		(note 1)		(note 1)
CASH PROVIDED BY (USED IN)

Operating activities
Net earnings (loss)	(3,034)	89	(2,280)	4,457
Earnings from discontinued operations	-	3,964	-	17,429
Loss from continuing operations	(3,034)	(3,875)	(2,280)	(12,972)
Items not affecting cash:
Depreciation and amortization	8,837	7,513	25,790	22,893
Amortization of debt issuance costs	359	1,019	993	3,023
Deferred income taxes	3,315	2,311	(179)	5,510
Stock-based compensation	1,250	3,435	9,593	7,425
Impairment of long-lived assets (note 10)	-	-	2,962	-
Other	(168)	238	(504)	211
Changes in operating assets and liabilities (note 12)	(5,494)	(1,976)	(77,472)	6,734
Net cash provided by (used in) operating activities of continuing operations	5,065	8,665	(41,097)	32,824
Net cash provided by operating activities of discontinued operations	-	11,496	-	24,751
Net cash provided by (used in) operating activities	5,065	20,161	(41,097)	57,575

Investing activities
Additions to property, plant and equipment	(18,386)	(11,300)	(34,989)	(26,227)
Additions to intangible assets (note 3)	-	-	(25,073)	-
Proceeds from sale of assets	950	-	2,300	-
Other	-	-	-	41
Net cash used in investing activities of continuing operations	(17,436)	(11,300)	(57,762)	(26,186)
Net cash used in investing activities of discontinued operations (note 4)	-	(475)	(13,380)	(1,607)
Net cash used in investing activities	(17,436)	(11,775)	(71,142)	(27,793)

Financing activities
Increase (decrease) under revolving credit facilities (note 7)	11,348	3,410	123,177	(26,472)
Borrowings of long-term debt (note 7)	4,739	-	9,380	-
Repayment of long-term debt (note 7)	(1,849)	(624)	(11,789)	(1,702)
Payment of debt issuance costs	(181)	(3)	(2,552)	(2,491)
Proceeds from the exercise of stock options and employee share purchases	304	864	7,494	1,435
Payment of withholding taxes on stock-based awards	(1,576)	(1,225)	(8,313)	(2,376)
Payment of cash dividends on preferred stock (note 8)	(609)	-	(4,638)	(1,700)
Payment of share issuance costs (note 8)	-	-	(287)	-
Proceeds from issuance of preferred stock, net of issuance costs (note 8)	-	-	-	26,804
Other	-	-	-	(4)
Net cash provided by (used in) financing activities of continuing operations	12,176	2,422	112,472	(6,506)
Net cash used in financing activities of discontinued operations (note 4)	-	(11,510)	(200)	(23,847)
Net cash provided by (used in) financing activities	12,176	(9,088)	112,272	(30,353)

Increase (decrease) in cash and cash equivalents in the period	(195)	(702)	33	(571)

Cash and cash equivalents of discontinued operations:
Balance at beginning of period	-	1,152	-	1,370
Foreign exchange gain on cash and cash equivalents	-	15	-	11
Less: balance at end of period	-	(678)	-	(678)

Cash and cash equivalent, beginning of the period	479	473	251	128

Cash and cash equivalents, end of the period	284	260	284	260

Non-cash investing and financing activities (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	11	October 2, 2021 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 2, 2021 and September 26, 2020
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information.  Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements.  In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature.  Operating results for the quarter and three quarters ended October 2, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 1, 2022 or for any other period.  The interim consolidated financial statements include the accounts of the Company and its subsidiaries, and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 2, 2021.  For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 2021.

Discontinued Operations

As described in note 4, on December 30, 2020, the Company completed the divestiture of its organic ingredient sourcing and production business, Tradin Organic. With the divestiture, Tradin Organic qualified for reporting as discontinued operations in the consolidated financial statements of the Company.  Accordingly, the operating results and cash flows of Tradin Organic for the quarter and three quarters ended September 26, 2020 have been reclassified to discontinued operations on the consolidated statements of operations and cash flows.  In addition, unless otherwise indicated, the information disclosed below in these notes to the consolidated financial statements is presented on a continuing operations basis, with the comparative period information recast to reflect Tradin Organic as discontinued operations.

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
SUNOPTA INC.	12	October 2, 2021 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 2, 2021 and September 26, 2020
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

2.  Revenue

The Company procures, processes, and packages plant-based and fruit-based foods and beverages.  The Company's customers include retailers, foodservice operators, branded food companies, and food manufacturers.

The following table presents a disaggregation of the Company's revenues based on categories used by the Company to evaluate sales performance:

	Quarter ended		Three quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	$	$	$	$
Plant-Based Foods and Beverages
Beverages and broths	91,385	80,974	274,365	236,195
Plant-based ingredients	7,383	6,828	22,805	19,024
Sunflower and roasted snacks	16,102	11,236	48,510	41,766
Total plant-based foods and beverages	114,870	99,038	345,680	296,985

Fruit-Based Foods and Beverages
Frozen fruit and fruit-based ingredients(1)	68,029	79,707	214,919	249,831
Fruit snacks	15,580	12,914	47,793	36,841
Total fruit-based foods and beverages	83,609	92,621	262,712	286,672

Total revenues	198,479	191,659	608,392	583,657

(1) In July 2021, the Company ceased the production and sale of fruit-based yogurt and bakery applications and transferred the production and sale of fruit-based toppings to its frozen fruit operations. Consequently, beginning in the third quarter of 2021, revenues generated from sales of fruit-based ingredients for the current and comparative periods have been included in the frozen fruit category, consistent with the realignment of the Company's internal reporting and evaluation of the overall sales performance of the Fruit-Based Foods and Beverages operating segment.

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
SUNOPTA INC.	13	October 2, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 2, 2021 and September 26, 2020

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

The following table presents the major components of the results of discontinued operations reported in the consolidated statement of operations for the quarter and three quarters ended September 26, 2020:

	Quarter ended	Three quarters ended
	September 26, 2020	September 26, 2020
	$	$
Revenues	123,322	378,217
Cost of goods sold	108,281	330,196
Selling, general and administrative expenses(1)	7,218	20,910
Intangible asset amortization	334	1,117
Other income, net	(39)	(1,390)
Foreign exchange loss	1,222	1,819
Interest expense(2)	658	1,796
Earnings before gain of sale	5,648	23,769
Earnings from discontinued operations before income taxes	5,648	23,769
Income tax provision	1,482	6,382
Earnings (loss) attributable to non-controlling interests	202	(42)
Earnings from discontinued operations	3,964	17,429

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

During the first three quarters of 2021, the Company paid $13.4 million to settle accrued transaction costs related to the Tradin Organic divestiture and paid $0.2 million to settle the final contingent consideration obligation related to a prior acquisition of a premium juice business included in the disposed operations of Tradin Organic.  These payments were recorded as cash used in investing and financing activities of discontinued operations, respectively, on the consolidated statement of cash flows for the three quarters ended October 2, 2021.
SUNOPTA INC.	14	October 2, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 2, 2021 and September 26, 2020

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5.  Derivative Financial Instruments and Fair Value Measurements

Foreign currency forward contracts

As part of its risk management strategy, the Company from time to time enters into foreign currency forward contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open contracts at period end, the contract rate is compared to the forward rate, and a gain or loss is recorded. These contracts are included in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data.

As at October 2, 2021, the Company had no open foreign currency forward contracts. Prior to August 2021, the Company held a combination of foreign currency put and call option contracts (a zero-cost collar) to economically hedge its exposure to fluctuations in the Mexican peso related to purchases of fruit inventory and operating costs in Mexico. The Company did not designate these contracts as accounting hedges. The aggregate notional amount of these contracts was $11.8 million at inception and the contracts matured at various dates through July 2021. The collar had a ceiling rate of 24.00 Mexican pesos to the U.S. dollar and a floor rate of 21.14 Mexican pesos to the U.S. dollar. If the spot rate was between the ceiling and floor rates on the date of maturity of each of the contracts, then the Company did not recognize any gain or loss under these contracts. If the spot rate was below the floor rate of the collar, the Company recognized a foreign exchange gain, and if the spot rate was above the ceiling rate of the collar, the Company recognized a foreign exchange loss. As at January 2, 2021, an unrealized gain of $0.8 million related to these contracts was included in other current assets on the consolidated balance sheet. For the quarter and three quarters ended October 2, 2021, the Company recognized unrealized losses of $0.1 million and $0.8 million, respectively, and realized gains of $0.1 million and $0.5 million, respectively, related to these contracts, which were included in foreign exchange on the consolidated statements of operations.

As at September 26, 2020, the Company had $5.8 million notional amount of open Mexican peso foreign currency forward put and call contracts. The Company did not designate these contracts as accounting hedges. For the quarter and three quarters ended September 26, 2020, the Company recognized realized gains of $0.4 million and $0.6 million, respectively, related to these contracts and did not recognize any amount of unrealized gains or losses.

6.  Inventories

	October 2, 2021	January 2, 2021
	$	$
Raw materials and work-in-process	133,707	78,210
Finished goods	100,557	75,280
Inventory reserves	(3,373)	(5,742)
	230,891	147,748

7.  Long-Term Debt

	October 2, 2021	January 2, 2021
	$	$
Asset-Based Credit Facilities(1)	170,454	47,277
Finance lease liabilities(2)	42,801	18,813
Other	7,067	3,633
	220,322	69,723
Less: current portion	7,734	3,478
	212,588	66,245

SUNOPTA INC.	15	October 2, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 2, 2021 and September 26, 2020

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

Borrowings under the Asset-Based Credit Facilities bear interest based on various reference rates including LIBOR plus an applicable margin. With respect to loans under the Tranche A Subfacility, the applicable margin is set quarterly based on average borrowing availability for the preceding fiscal quarter and will range from 0.50% to 1.00% for base rate borrowings and from 1.50% to 2.00% for eurocurrency rate, bankers' acceptance rate and European base rate borrowings, with a reduction of 0.25% when the Company's total leverage ratio is less than a specific threshold on or after the one-year anniversary of the closing date of the Asset-Based Credit Facilities. Borrowings under the Tranche B Subfacility bear interest based on various reference rates including LIBOR plus an applicable margin ranging from 2.50% to 3.00%, with a reduction of 0.25% when the Company's total leverage ratio is less than a specific threshold on or after the one-year anniversary of the closing date of the Asset-Based Credit Facilities. With respect to loans under the Term Loan Facility, the applicable margin will be set quarterly based on average borrowing availability for the preceding fiscal quarter and will range from 1.25% to 1.75% for base rate borrowings and from 2.25% to 2.75% for eurocurrency rate, bankers' acceptance rate and European base rate borrowings. In addition to paying interest on outstanding principal under the Asset-Based Credit Facilities, the Company is required to pay commitment fees quarterly, in arrears, equal to (i) 0.25% of the average daily undrawn portion of the Revolving Credit Facilities and (ii) 0.375% of the undrawn portion of the Term Loan Facility. For the three quarters ended October 2, 2021, the weighted-average interest rate on all outstanding borrowings under the Revolving Credit Facilities was 2.35%.

SUNOPTA INC.	16	October 2, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 2, 2021 and September 26, 2020

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Asset-Based Credit Facilities are subject to a number of covenants that, among other things, restrict the Company's ability to create liens on assets; sell assets and enter in sale and leaseback transactions; pay dividends, prepay junior lien and unsecured indebtedness and make other restricted payments; incur additional indebtedness, including finance lease obligations in excess of $150 million, and make guarantees; make investments, loans or advances, including acquisitions; and engage in mergers or consolidations. In addition, the Company and its restricted subsidiaries are required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if excess availability is less than the greater of (i) $15.0 million or (ii) 10% of the lesser of (x) the aggregate commitments under the Revolving Credit Facilities and (y) the aggregate borrowing base. As at October 2, 2021, the Company was in compliance with all covenants of the Credit Agreement.

(2) Finance Lease Liabilities

During the first three quarters of 2021, the Company recognized additional finance lease liabilities of $29.9 million in the aggregate, together with a corresponding amount of right-of-use assets recorded in property, plant and equipment, related to the addition of new plant-based beverage and ingredient extraction processing and packaging equipment. The finance leases have implicit rates of interest of 8.08% to 8.85% and lease terms of five years.

On August 4, 2021, the Company entered into a finance lease agreement providing for up to $14 million of financing for equipment and leasehold improvements to be installed in connection with the build-out of the Company's new executive office and innovation center located in Eden Prairie, Minnesota. The facility will be occupied under a 12-year building operating lease, with two five-year extension options. As at October 2, 2021, the Company recognized an operating lease right-of-use asset and corresponding liability for $5.0 million related to the building lease, as the Company has possession of the premises to complete the build-out construction. The Company recognizes costs incurred related to the build-out as construction in process in property, plant and equipment, with a finance lease liability recognized in long-term debt for the amount funded to-date under the build-out lease, which amounted to $0.8 million as at October 2, 2021. The build-out lease has an implicit rate of interest of 6.82% and a term of 48 months following completion of construction. The Company may purchase the build-out assets for a nominal amount at the end of the lease term.

On September 7, 2021, the Company entered into two finance lease agreements providing for up to $50 million of total financing for equipment and leasehold improvements to be installed in connection with the build-out of the Company's new plant-based beverage facility under construction in Midlothian, Texas. The facility will be occupied under a 15-year building operating lease, with three five-year extension options. The build-out leases do not include the manufacturing equipment for the facility, which the Company expects to finance primarily with borrowings under the Term Loan Facility (as described under (1) above). The Company recognizes costs incurred related to the build-out as construction in process in property, plant and equipment, with a finance lease liability recognized in long-term debt for the amount funded to-date under the build-out leases, which amounted to $0.9 million as at October 2, 2021. The build-out leases have an implicit rate of interest of 6.45% and a term of 48 months following completion of construction. The Company may purchase the build-out assets for a nominal amount at the end of the lease term.

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

SUNOPTA INC.	17	October 2, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 2, 2021 and September 26, 2020

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

Series B-1 Preferred Stock

On April 15, 2020, the Company and SunOpta Foods entered into a subscription agreement (the "Series B Subscription Agreement") with Oaktree and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP (collectively, "Engaged").  On April 24, 2020, pursuant to the Series B Subscription Agreement, SunOpta Foods issued 15,000 shares of Series B-1 Preferred Stock to each of Oaktree and Engaged for aggregate consideration of $30.0 million and 30,000 shares total (the "Series B-1 Preferred Stock"). In connection with the issuance of the Series B-1 Preferred Stock, the Company incurred direct and incremental expenses of $3.2 million, which reduced the carrying value of the Series B-1 Preferred Stock.  The carrying value of the Series B-1 Preferred Stock is being accreted through charges to accumulated deficit over the period preceding April 24, 2025.  For the quarter and three quarters ended October 2, 2021, these accretion charges amounted to $0.1 million (September 26, 2020 - $0.1 million) and $0.4 million (September 26, 2020 - $0.2 million), respectively.

The Series B-1 Preferred Stock had an initial stated value and liquidation preference of $1,000 per share, which is adjusted for any non-cash dividends declared on the Series B-1 Preferred Stock (the "Series B-1 Liquidation Preference").  Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the Series B-1 Liquidation Preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance).  Prior to September 30, 2029, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the Series B-1 Liquidation Preference.  The failure to pay dividends in cash for any quarter ending after September 30, 2029 will be an event of non-compliance.  For the second quarter of 2020, SunOpta Foods elected to declare dividends on the Series B-1 Preferred Stock to be paid in kind and, as a result, the aggregate Series B-1 Liquidation Preference increased by $0.4 million to $30.4 million, or approximately $1,015 per share.  Since the second quarter of 2020, SunOpta Foods has elected to pay the quarterly dividend amount of $0.6 million in cash.  As at October 2, 2021, the Company accrued unpaid dividends of $0.6 million for the third quarter of 2021, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

At any time, the Series B-1 Preferred Stock may be exchanged, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the Series B Liquidation Preference divided by $2.50 (such price, the "Series B-1 Exchange Price" and such quotient, the "Series B-1 Exchange Rate").  As at October 2, 2021, the aggregate shares of Series B-1 Preferred Stock outstanding were exchangeable into 12,178,667 Common Shares. The Series B-1 Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series B-1 Exchange Price, provided that the Series B-1 Exchange Price may not be lower than $2.00 (subject to adjustment in certain circumstances).

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

SUNOPTA INC.	18	October 2, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 2, 2021 and September 26, 2020

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

Oaktree and Engaged are entitled to vote the Series B-1 Preferred Stock with the Common Shares on an as-exchanged basis, subject to a permanent 19.99% voting cap. As a result of the voting cap, each of Oaktree and Engaged will only be able to vote its Series B-1 Preferred Stock to the extent that, when taken together with any other voting securities each investor controls, such votes do not exceed 19.99% of the votes eligible to be cast by all security holders of the Company. On April 24, 2020, the Company designated Special Shares, Series 2 to serve as the mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock. The Special Shares, Series 2 entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holders of Common Shares, voting together as a single class, subject to certain exceptions. The Special Shares, Series 2 are not transferrable and the voting rights associated with the Special Shares, Series 2 will terminate upon the transfer of the shares of Series B-1 Preferred Stock to a third party, other than an affiliate of Oaktree or Engaged, as applicable. As at October 2, 2021, 6,089,333 Special Shares, Series 2 were issued to Engaged, equal to the number of Common Shares issuable to Engaged on the exchange of all of the shares of Series B-1 Preferred Stock held by it, and no Special Shares, Series 2 were issued to Oaktree, as Oaktree was subject to the Series B-1 Exchange Cap.

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

On March 30, 2021, the Company granted a total of 612,947 PSUs to certain employees of the Company under its 2021 Short-Term Incentive Plan. The vesting of these PSUs is subject to the Company achieving a predetermined measure of adjusted EBITDA for fiscal 2021 and subject to each employee's continued employment with the Company through March 30, 2022 (the requisite service period). The aggregate grant-date fair value of these PSUs was estimated to be $8.7 million based on a closing price of $14.25 for the Common Shares on the date of grant. Each reporting period, the number of PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized. For the period from the grant date to October 2, 2021, the Company recognized compensation expense of  $1.9 million related to the grant-date fair value of the approximately one-half of the PSUs granted that are currently expected to vest, with the remaining compensation cost not yet recognized as an expense determined to be $1.9 million as at October 2, 2021.

Long-Term Incentive Plan

On April 15, 2021, the Company granted 26,305 Restricted Stock Units ("RSUs"), 70,513 PSUs and 135,668 stock options to selected employees under its 2021 Long-Term Incentive Plan. The RSUs vest in three equal annual installments beginning on April 15, 2022, and each vested RSU entitles the employee to receive one Common Share without payment of additional consideration. The vesting of the PSUs is dependent on the Company's total shareholder return (the "TSR") performance relative to food and beverage companies in a designated index during the three-year period commencing January 1, 2021 and continuing through December 31, 2023, and the employee's continued employment with the Company through April 15, 2024. The TSR for the Company and each of the companies in the designated index will be calculated using a 20-trading day average closing price as of December 31, 2023. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested PSU entitles the employee to receive one Common Share without payment of additional consideration. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Each vested stock option entitles the employee to purchase one Common Share at an exercise price of $14.77, which was the closing price of the Common Shares on April 15, 2021.
SUNOPTA INC.	14	October 2, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 2, 2021 and September 26, 2020

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

The aggregate grant-date fair value of the RSUs, PSUs and stock options was determined to be $3.2 million, which will be recognized on a straight-line basis over the three-year requisite service period ending April 15, 2024. For the period from the grant date to October 2, 2021, the Company recognized compensation expense of $0.5 million in total related to RSU, PSU and stock option awards that remain outstanding, with the remaining compensation cost not yet recognized as an expense amounting to $2.6 million as at October 2, 2021.

10.  Other Expense, Net

The components of other expense (income) were as follows:

	Quarter ended		Three quarters ended
	October 2, 2021	September 26, 2020 $	October 2, 2021	September 26, 2020
	$		$	$
Facility closure and related costs(1)	479	-	4,873	-
Employee termination costs(2)	499	54	1,660	247
Divestiture costs(3)	154	-	628	-
Settlement losses, net(4)	-	721	163	721
Product withdrawal recovery(5)	-	-	-	(322)
Other	40	294	124	143
	1,172	1,069	7,448	789

(1) Facility closure and related costs

For the quarter ended October 2, 2021, expense represents costs incurred to relocate inventory and equipment following the closure of the Company's South Gate, California, fruit ingredient processing facility in July 2021. For the three quarters ended October 2, 2021, facility closure costs also include asset impairment charges of $3.0 million recorded in connection with the closure of the South Gate facility and costs to complete the exit from the Company's Santa Maria, California, frozen fruit processing facility that commenced in the fourth quarter of 2020 and was substantially completed by February 2021.
SUNOPTA INC.	20	October 2, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 2, 2021 and September 26, 2020

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2) Employee termination costs

For the quarter ended October 2, 2021, expense represents severance benefits of $0.5 million for the elimination of approximately 20 positions from the Company's frozen fruit operations. In addition, for the three quarters ended October 2, 2021, expense includes severance benefits of $1.2 million for the approximately 60 employees impacted by the closure of the South Gate facility.

For the quarter and three quarters ended September 26, 2020, expense includes severance benefits of $0.1 million and $1.1 million, respectively, for employees terminated in connection with the consolidation of the Company's corporate office functions into Minneapolis, Minnesota. For the three quarters ended September 26, 2020, severance benefits were offset by the reversal of $0.9 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to terminated employees.

(3) Divestiture costs

For the quarter and three quarters ended October 2, 2021, expense relates to professional fees incurred in connection with post-closing matters related to the divestiture of Tradin Organic.

(4) Settlement losses, net

For the three quarters ended October 2, 2021, expense represents a $0.5 million loss from the settlement of an employment-related legal matter, partially offset by a gain related to a project cancellation.

For the quarter and three quarters ended September 26, 2020, the Company recognized a $2.4 million loss from the settlement of a customer claim related to recall of certain sunflower products in 2016, which included a cash settlement payment of $4.4 million, partially offset by the receipt of related insurance proceeds. In addition, for the quarter and three quarters ended September 26, 2020, the Company recognized a $1.7 million gain from the settlement of an unrelated legal matter.

(5) Product withdrawal recovery

For the three quarters ended September 26, 2020, income represents the reversal of previously accrued costs related to a withdrawal of certain consumer-packaged products. These costs were recognized in other expense in 2016.
SUNOPTA INC.	21	October 2, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 2, 2021 and September 26, 2020

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended		Three quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Loss from continuing operations	$(3,034)	$(3,875)	$(2,280)	$(12,972)
Less: dividends and accretion on Series A Preferred Stock	-	(2,110)	(1,212)	(6,201)
Less: dividends and accretion on Series B-1 Preferred Stock	(748)	(734)	(2,233)	(1,272)
Loss from continuing operations attributable to common shareholders	(3,782)	(6,719)	(5,725)	(20,445)
Earnings from discontinued operations	-	3,964	-	17,429
Loss attributable to common shareholders	$(3,782)	$(2,755)	$(5,725)	$(3,016)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	107,255	89,635	103,017	88,962

Basic earnings (loss) per share:
From continuing operations	$(0.04)	$(0.07)	$(0.06)	$(0.23)
From discontinued operations	-	0.04	-	0.20
Basic loss per share	$(0.04)	$(0.03)	$(0.06)	$(0.03)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Loss from continuing operations	$(3,034)	$(3,875)	$(2,280)	$(12,972)
Less: dividends and accretion on Series A Preferred Stock	-	(2,110)	(1,212)	(6,201)
Less: dividends and accretion on Series B-1 Preferred Stock	(748)	(734)	(2,233)	(1,272)
Loss from continuing operations attributable to common shareholders	(3,782)	(6,719)	(5,725)	(20,445)
Earnings from discontinued operations	-	3,964	-	17,429
Loss attributable to common shareholders	$(3,782)	$(2,755)	$(5,725)	$(3,016)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	107,255	89,635	103,017	88,962
Dilutive effect of the following:
Stock options, restricted stock units and performance share units(1)	-	-	-	-
Series B-1 Preferred Stock(2)	-	-	-	-
Series A Preferred Stock(3)	-	-	-	-
Diluted weighted-average number of shares outstanding	107,255	89,635	103,017	88,962

Diluted earnings (loss) per share:
From continuing operations	$(0.04)	$(0.07)	$(0.06)	$(0.23)
From discontinued operations	-	0.04	-	0.20
Diluted loss per share	$(0.04)	$(0.03)	$(0.06)	$(0.03)

SUNOPTA INC.	22	October 2, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 2, 2021 and September 26, 2020

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1) For the quarter and three quarters ended October 2, 2021, 1,576,776 (September 26, 2020 - 1,360,975) and 3,412,854 (September 26, 2020 - 975,742) potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. In addition, for the quarter and three quarters ended October 2, 2021, stock options and RSUs to purchase or receive 443,308 (September 26, 2020 - 1,767,856) and 259,245 (September 26, 2020 - 3,286,487) potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

(2) For the quarter and three quarters ended October 2, 2021 and September 26, 2020, it was more dilutive to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include 12,178,667 Common Shares issuable on an if-converted basis as at October 2, 2021 and September 26, 2020.

(3) As described in note 8, on February 22, 2021, all shares of Series A Preferred Stock were exchanged for 12,633,427 Common Shares, representing 12.3% of the Company's issued and outstanding Common Shares on a post-exchange basis as at February 22, 2021. For the quarter and three quarters ended September 26, 2020, it was more dilutive to assume the Series A Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series A Preferred Stock and the denominator was not adjusted to include 12,633,429 Common Shares issuable on an if-converted basis as at September 26, 2020.

12.  Supplemental Cash Flow Information

	Quarter ended		Three quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	$	$	$	$
Changes in Operating Assets and Liabilities
Accounts receivable	(3,665)	(12,612)	(14,050)	(12,863)
Inventories	(1,035)	2,001	(83,143)	1,274
Accounts payable and accrued liabilities	(9)	11,223	14,911	12,766
Other operating assets and liabilities	(785)	(2,588)	4,810	5,557
	(5,494)	(1,976)	(77,472)	6,734

Non-Cash Investing and Financing Activities
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(1)	4,959	1,313	22,248	1,506
Finance leases (see note 7(2))	-	-	29,906	-
Change in accrued additions to property, plant and equipment	(1,358)	(2,571)	(1,975)	(69)
Change in accrued dividends on preferred stock	-	197	(1,769)	678
Dividends paid in kind on preferred stock	-	2,181	-	3,881
Change in accrued transaction costs related to the divestiture of Tradin Organic(2)	-	-	(13,380)	-
Change in accrued debt issuance costs	-	-	(1,690)	-

(1) For the quarter and three quarters ended October 2, 2021, additions to operating lease right-of-use assets and liabilities included $5.0 million related to the Company's new executive office and innovation center located in Eden Prairie, Minnesota, with an initial term of 12 years and a discount rate of 5.25%, and $16.6 million related a new warehouse facility to support the Company's Allentown, Pennsylvania, plant-based beverage facility, with an initial term of 10 years and a discount rate of 4.50%.
SUNOPTA INC.	23	October 2, 2021 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended October 2, 2021 and September 26, 2020
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2) For the three quarters ended October 2, 2021, the settlement of transaction costs related to the divestiture of Tradin Organic is included in investing activities of discontinued operations on consolidated statements of cash flows.

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

14.  Segment Information

The segment information below is presented on a continuing operations basis, with prior period information recast to reflect the reporting of Tradin Organic as discontinued operations. Following the divestiture of Tradin Organic, the composition of the Company's two continuing operating segments is as follows:

  Plant-Based Foods and Beverages includes plant-based beverages and liquid and dry ingredients (utilizing oat, almond, rice, soy, coconut, hemp, and other bases), as well as broths, teas, and nutritional beverages. In addition, Plant-Based Foods and Beverages includes packaged dry- and oil-roasted inshell sunflower and sunflower kernels, and the processing and sale of raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages includes individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, and other berries and blends), IQF and bulk frozen fruit for foodservice (including toppings, purées, and smoothies). In addition, Fruit-Based Foods and Beverages includes fruit snacks, including bars, twists, ropes, and bite-sized varieties, and fruit-based smoothie bowls introduced in the third quarter of 2021. In connection with the Company's exit from its fruit ingredient processing facility in July 2021 (see note 10), the Company ceased the production of custom fruit preparations for industrial use.

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
SUNOPTA INC.	24	October 2, 2021 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 2, 2021 and September 26, 2020

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Revenues and Operating Income

Reportable segment operating results for the quarters and three quarters ended October 2, 2021 and September 26, 2020 were as follows:

	Quarter ended		Three quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	$	$	$	$
Segment revenues from external customers
Plant-Based Foods and Beverages	114,870	99,038	345,680	296,985
Fruit-Based Foods and Beverages	83,609	92,621	262,712	286,672
Total revenues from external customers	198,479	191,659	608,392	583,657

Segment operating income (loss)
Plant-Based Foods and Beverages	8,056	13,119	30,014	37,456
Fruit-Based Foods and Beverages	(3,517)	(1,788)	(6,858)	(8,506)
Corporate Services	(618)	(8,219)	(11,427)	(23,455)
Total segment operating income (loss)	3,921	3,112	11,729	5,495

Other expense, net (see note 10)	(1,172)	(1,069)	(7,448)	(789)
Interest expense, net	(2,854)	(7,359)	(6,145)	(22,437)
Loss from continuing operations before income taxes	(105)	(5,316)	(1,864)	(17,731)

Segment Depreciation and Amortization

Depreciation and amortization by reportable segment for the quarters and three quarters ended October 2, 2021 and September 26, 2020 was as follows:

	Quarter ended		Three quarters ended
	October 2, 2021	September 26, 2020	October 2, 2021	September 26, 2020
	$	$	$	$
Plant-Based Foods and Beverages	3,951	2,371	10,966	7,119
Fruit-Based Foods and Beverages	3,625	4,047	11,255	12,293
Corporate Services	1,261	1,095	3,569	3,481
Total depreciation and amortization	8,837	7,513	25,790	22,893

SUNOPTA INC.	25	October 2, 2021 10-Q

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended October 2, 2021 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 2, 2021 ("Form 10-K").  Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 10, 2021.

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

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities.  While we consider these assumptions to be reasonable based on information currently available, they may prove to be incorrect.  These factors are more fully described in the "Risk Factors" section at Item 1A of the Form 10-K and Item 1A of Part II of this report.

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

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and dry ingredients (utilizing oat, almond, rice, soy, coconut, hemp, and other bases), as well as broths, teas, and nutritional beverages.  In addition, we package dry- and oil-roasted inshell sunflower and sunflower kernels, and we process and sell raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages - We offer individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, and other berries and blends), IQF and bulk frozen fruit for foodservice (including toppings, purées, and smoothies).  In addition, we offer fruit snacks, including bars, twists, ropes, and bite-sized varieties, as well as recently introduced fruit-based smoothie bowls.  Prior to the exit from our fruit ingredient processing facility in July 2021 (as described below under "Recent Developments"), we also produced custom fruit preparations for industrial use.
SUNOPTA INC.	26	October 2, 2021 10-Q

Until December 2020, we had a third operating segment referred to as Global Ingredients that comprised our organic ingredient sourcing and production business, Tradin Organic, which we sold on December 30, 2020.  The segment information presented in this MD&A for the quarter and three quarters ended September 26, 2020 has been recast to reflect the reporting of Tradin Organic as discontinued operations.

Acquisition of Dream® and WestSoy® Brands

On April 15, 2021, we acquired the Dream and WestSoy plant-based beverage brands and related private label products in North America from The Hain Celestial Group, Inc.  The Dream brand comprises shelf-stable, plant-based milks, including rice, soy, almond, coconut, and oat varieties, and the WestSoy brand comprises shelf-stable soy beverages that are organic certified.  Together, the Dream and WestSoy brands generated revenues from external customers of approximately $40 million in 2020.  We currently produce approximately one-half of the Dream product line and all of the WestSoy products.  We intend to bring production of the remaining Dream products in-house, as we expand the capacity of our plant-based beverage network.  We expect these acquired brands will complement our core private label and co-manufacturing plant-based beverage business, while providing a platform for marketing our own plant-based product innovations.

The $33 million base purchase price for the Dream and WestSoy brands was partially funded by a new $20 million first-in-last-out ("FILO") term loan under our revolving credit facility (as described below under "Liquidity and Capital Resources").

Exit from Fruit Ingredient Processing Facility

In July 2021, we completed the previously announced exit from our leased South Gate, California, fruit ingredient processing facility.  In connection with this closure, we ceased production of fruit-based yogurt and bakery applications, while transferring the production of fruit-based toppings to our Jacona, Mexico, frozen fruit processing facility.  In the third quarter and first three quarters of 2021, we recognized charges of $0.5 million and $4.6 million, respectively, for asset impairments, severance benefits, and asset relocation costs incurred in connection with these exit activities.

Construction of New Plant-Based Beverage Facility

As announced in August 2021, we are in the early stages of constructing a new 285,000 square foot plant-based beverage facility in Midlothian, Texas, which is expected to be operational in late 2022.  The location of this production facility will complement our existing network of beverage plants in California, Minnesota, and Pennsylvania.  The facility will be occupied under a 15-year building operating lease, with three five-year extension options.  The aggregate base rent for the building will amount to approximately $46 million over the initial 15-year term of the lease, and payments will commence after substantial completion of the building by the landlord, which is expected to occur by August 15, 2022.  We have secured $50 million of lease financing for the build-out of the facility and we expect to finance the manufacturing equipment under the existing $75 million delayed draw term loan of our asset-based credit facility (as described below under "Liquidity and Capital Resources".)

Impact of COVID-19

We continue to actively address the impacts of the COVID-19 global pandemic on our operations.  We began to experience impacts to our business and results of operations late in the first quarter of 2020, and these impacts continued throughout the remainder of fiscal 2020.  As a result, during the last nine months of 2020, we saw significant shifts in the mix of our business, resulting in lower demand for our food and beverage products from the foodservice channel due to the full or partial closure of many foodservice outlets, and an increase in demand from retail customers as consumers increased their at-home food and beverage consumption.  With the easing of COVID-19 restrictions during the first three quarters of 2021, we have experienced overall higher foodservice demand and lower retail volumes, compared with the same period last year, as more foodservice outlets reopened and consumer buying patterns adapted to the evolving environment.  However, these trends remain unstable as COVID-19 case levels continue to fluctuate in certain areas of the U.S.

In the third quarter of 2021, we began to experience more incidents of supply chain disruptions that we believe are related to the continuing impact of COVD-19 pandemic, including higher than normal labor turnover and staffing shortages, and raw material supply and transportation challenges that impacted the efficiency of our operations and our ability to fulfill customer orders for our products.  In addition, we experienced increased volatility in customer order patterns for certain products that we believe may be related to market supply and demand disruptions caused by the global pandemic.  These disruptions have resulted in higher commodity inflation and input costs that we were not able to fully pass through in the third quarter of 2021, due to the timing of price adjustments in our contracts with customers.  These contractual restrictions relating to price adjustments could make it difficult for us to fully pass-through higher commodity and input costs caused by temporary volatility associated with the COVID-19 pandemic.

SUNOPTA INC.	27	October 2, 2021 10-Q

Notwithstanding the volatility, disruptions and uncertainties associated with COVID-19 to date, the overall impact of the pandemic on our operations has not had a significant impact on our liquidity, cash flows or capital resources.

Consolidated Results of Operations for the Quarters Ended October 2, 2021 and September 26, 2020

	October 2, 2021	September 26, 2020	Change	Change
For the quarter ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	114,870	99,038	15,832	16.0%
Fruit-Based Foods and Beverages	83,609	92,621	(9,012)	-9.7%
Total revenues	198,479	191,659	6,820	3.6%

Gross Profit
Plant-Based Foods and Beverages	18,697	19,715	(1,018)	-5.2%
Fruit-Based Foods and Beverages	4,659	7,123	(2,464)	-34.6%
Total gross profit	23,356	26,838	(3,482)	-13.0%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	8,056	13,119	(5,063)	-38.6%
Fruit-Based Foods and Beverages	(3,517)	(1,788)	(1,729)	-96.7%
Corporate Services	(618)	(8,219)	7,601	92.5%
Total segment operating income	3,921	3,112	809	26.0%

Other expense, net	1,172	1,069	103	9.6%
Earnings from continuing operations before the following	2,749	2,043	706	34.6%
Interest expense, net	2,854	7,359	(4,505)	-61.2%
Income tax expense (benefit)	2,929	(1,441)	4,370	303.3%
Loss from continuing operations(2),(3)	(3,034)	(3,875)	841	21.7%
Earnings from discontinued operations	-	3,964	(3,964)	-100.0%
Net earnings (loss)	(3,034)	89	(3,123)	-3509.0%
Dividends and accretion on preferred stock	(748)	(2,844)	2,096	73.7%

Loss attributable to common shareholders(4)	(3,782)	(2,755)	(1,027)	-37.3%

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

SUNOPTA INC.	28	October 2, 2021 10-Q

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the quarter ended	$	$	$	$

October 2, 2021
Segment operating income (loss)	8,056	(3,517)	(618)	3,921
Other expense, net	(10)	(1,029)	(133)	(1,172)
Earnings (loss) from continuing operations before the following	8,046	(4,546)	(751)	2,749

September 26, 2020
Segment operating income (loss)	13,119	(1,788)	(8,219)	3,112
Other income (expense), net	(1,270)	13	188	(1,069)
Earnings (loss) from continuing operations before the following	11,849	(1,775)	(8,031)	2,043

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

(2) When assessing our financial performance, we use an internal measure of earnings/loss from continuing operations determined in accordance with U.S. GAAP that includes dividends and accretion on preferred stock and excludes specific items recognized in other income/expense, asset impairment charges, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis.  We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations.  The following table presents a reconciliation of adjusted loss from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	October 2, 2021		September 26, 2020
		Per Share		Per Share
For the quarter ended	$	$	$	$
Loss from continuing operations	(3,034)		(3,875)
Dividends and accretion on preferred stock	(748)		(2,844)
Loss from continuing operations attributable to common shareholders	(3,782)	(0.04)	(6,719)	(0.07)
Adjusted for:
Business development costs(a)	1,782		-
Workforce reduction charges(b)	499		-
Costs related to exit from fruit ingredient processing facility(c)	479		-
Legal settlements(d)	-		721
Plant expansion costs(e)	-		245
Costs related to Value Creation Plan(f)	-		174
Other(g)	40		294
Net income tax effect(h)	2,121		(495)
Adjusted earnings (loss)	1,139	0.01	(5,780)	(0.06)

(a) Represents third-party costs associated with business development activities, including costs related to the evaluation, execution, and integration of external acquisitions and internal expansion projects, or completion of divestitures.  For the third quarter of 2021, these costs reflected the transition and integration of the acquired Dream and WestSoy brands and project development activities related to our new plant-based beverage facility under construction in Texas, which were recorded in SG&A expenses ($1.6 million), as well as the assessment of post-closing adjustments related to the divestiture of Tradin Organic, which were recorded in other expense ($0.2 million).

(b) For the third quarter of 2021, represents severance and related benefit charges recorded in other expense, which were related to workforce reduction actions in our frozen fruit operations to reduce overhead costs.

(c) For the third quarter of 2021, reflects inventory and equipment relocation costs related to the exit from our fruit ingredient processing facility, which were recorded in other expense.

(d) For the third quarter of 2020, reflects a loss of $2.4 million from the settlement of a customer claim related to the recall of certain sunflower products in 2016, net of a $1.7 million gain from the settlement of an unrelated legal matter, which were recorded in other expense/income.

(e) For the third quarter of 2020, reflects start-up costs related to the expansion of our plant-based extraction capabilities, which were recorded in cost of goods sold.

(f) For the third quarter of 2020, reflects employee retention costs of $0.1 million recorded in SG&A expenses, and employee termination costs of $0.1 million recorded in other expense.

(g) Other includes losses on the disposal of assets, which were recorded in other expense.

(h) Reflects the tax effect of the preceding adjustments to earnings calculated based on our estimated annual effective tax rate.

SUNOPTA INC.	29	October 2, 2021 10-Q

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude to compute adjusted loss.  However, adjusted loss is not, and should not be viewed as, a substitute for earnings prepared under U.S. GAAP.  Adjusted loss is presented solely to allow investors to more fully understand how we assess our financial performance.

(3) We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, stock-based compensation, and asset impairment charges, as well as other unusual items that affect the comparability of operating performance.  We also use this measure to assess operating performance in connection with our employee incentive programs.  We define adjusted EBITDA as segment operating income/loss plus depreciation, amortization and non-cash stock-based compensation, and excluding other unusual items as identified in the determination of adjusted loss (refer above to footnote (2)).  The following table presents a reconciliation of segment operating income and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	October 2, 2021	September 26, 2020
For the quarter ended	$	$
Loss from continuing operations	(3,034)	(3,875)
Income tax expense (benefit)	2,929	(1,441)
Interest expense, net	2,854	7,359
Other expense, net	1,172	1,069
Total segment operating income	3,921	3,112
Depreciation and amortization	8,837	7,513
Stock-based compensation	1,250	3,435
Business development costs(a)	1,628	-
Plant expansion costs(b)	-	245
Costs related to Value Creation Plan(c)	-	120
Adjusted EBITDA	15,636	14,425

(a) For the third quarter of 2021, third-party business development costs reflected the transition and integration of the acquired Dream and WestSoy brands and project development activities related to our new plant-based beverage facility under construction in Texas, which were recorded in SG&A expenses.

(b) For the third quarter of 2020, reflects costs related to the expansion of our plant-based extraction capabilities, which were recorded in cost of goods sold.

(c) For the third quarter of 2020, reflects employee retention costs recorded in SG&A expenses.

Although we use adjusted EBITDA as a measure to assess the performance of our business and for the other purposes set forth above, this measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP.  Some of these limitations are:

  adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest payments on our indebtedness;
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

Revenues for the quarter ended October 2, 2021 increased by 3.6% to $198.5 million from $191.7 million for the quarter ended September 26, 2020.  Excluding the impact of incremental revenues from the acquisition of the Dream and WestSoy brands (an increase in revenues of $5.9 million) and changes in commodity-related pricing (an increase in revenues of $4.6 million), revenues decreased by 1.9% in the third quarter of 2021, compared with the third quarter of 2020.

SUNOPTA INC.	30	October 2, 2021 10-Q

For the quarter ended October 2, 2021, Plant-Based Foods and Beverages segment revenues increased by 16.0% to $114.9 million from $99.0 million for the quarter ended September 26, 2020.  The increase in plant-based product revenues reflected strong sales growth for our oat-based product offerings and incremental revenues from the acquisition of the Dream and WestSoy brands, together with higher volumes of birdfeed and raw sunflower kernels, partially offset by softer volumes for certain other non-dairy beverage varieties and everyday broths.  In addition, as described above under "Impact of COVID-19," due to supply chain disruptions experienced in the third quarter of 2021, we were unable to meet some customer demand for our plant-based products.

For the quarter ended October 2, 2021, Fruit-Based Foods and Beverages segment revenues decreased by 9.7% to $83.6 million from $92.6 million for the quarter ended September 26, 2020.  The decrease in fruit-based product revenues reflected lower volumes of retail frozen fruit due to the rationalization of marginally profitable customers and products, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings.  These declines were partially offset by the effect of pass-through customer pricing actions taken to-date for frozen fruit, together with volume growth for fruit snacks and increased foodservice demand for fruit-based ingredients.

Gross profit decreased $3.5 million, or 13.0%, to $23.4 million for the quarter ended October 2, 2021, compared with $26.8 million for the quarter ended September 26, 2020.  As a percentage of revenues, gross profit for the quarter ended October 2, 2021 was 11.8% compared to 14.0% for the quarter ended September 26, 2020, a decrease of 220 basis points.

Gross profit for the Plant-Based Foods and Beverages segment decreased $1.0 million to $18.7 million for the quarter ended October 2, 2021, compared with $19.7 million for the quarter ended September 26, 2020, and gross profit as a percentage of revenues decreased to 16.3% in the third quarter of 2021 from 19.9% in the third quarter of 2020.  The 360-basis point decrease in the gross profit percentage was due in part to supply chain disruptions causing raw material and labor shortages that resulted in lower production volumes and plant utilization, and manufacturing inefficiencies in our plant-based beverage and ingredient operations, increased transportation costs, and the impacts of incremental depreciation expense ($1.2 million or 1.0% gross margin impact).  These factors were partially offset by higher sunflower pricing, together with improved plant utilization and cost reductions in our sunflower and roasting operations.

Gross profit for the Fruit-Based Foods and Beverages segment decreased $2.5 million to $4.7 million for the quarter ended October 2, 2021, compared with $7.1 million for the quarter ended September 26, 2020, and gross profit as a percentage of revenues decreased to 5.6% in the third quarter of 2021 from 7.7% in the third quarter of 2020.  The 210-basis point decrease in the gross profit percentage reflected the impacts of higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso, and increased transportation costs in our frozen fruit operations, together with higher production costs in our fruit snack operations due to raw material constraints.  These factors were partially offset by the effects of pass-through sales pricing actions and portfolio rationalizations for frozen fruit, together with manufacturing cost structure savings and productivity improvements in our frozen fruit operations.

For the quarter ended October 2, 2021, we realized total segment operating income of $3.9 million, compared with $3.1 million for the quarter ended September 26, 2020.  The $0.8 million increase in total segment operating income mainly reflected a $5.6 million decrease in SG&A expenses, which more than offset the lower gross profit, as described above, and the incremental amortization expense related to the acquired Dream and WestSoy brand name intangible assets.  The SG&A savings primarily reflected lower incentive compensation, based on financial performance, together with reduced reserves for credit losses due to improving economic conditions within the foodservice sector and lower employee compensation costs related to headcount reductions in our frozen fruit operations, partially offset by incremental costs related to the transition and integration of the recently acquired Dream and WestSoy brands and project development activities related to our new plant-based beverage facility under construction in Texas.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other expense of $1.2 million for the quarter ended October 2, 2021 mainly reflected employee termination costs in connection with the workforce reduction actions taken in our frozen fruit operations in August 2021, and facility closure costs related to the exit from our fruit ingredient processing facility in July 2021.  Other expense of $1.1 million for the quarter ended September 26, 2020 mainly reflected a net loss from the settlement of certain legal matters.

Net interest expense decreased by $4.5 million to $2.9 million for the quarter ended October 2, 2021, compared with $7.4 million for the quarter ended September 26, 2020, which mainly reflected reduced cash interest payments as a result of a reduction in outstanding debt following the divestiture of Tradin Organic in December 2020.

SUNOPTA INC.	31	October 2, 2021 10-Q

We recognized an income tax provision of $2.9 million for the quarter ended October 2, 2021, reflecting the impact of stock-based compensation and other non-deductible expenses included in pre-tax earnings, compared with an income tax benefit of $1.4 million for the quarter ended September 26, 2020.

Loss from continuing operations for the quarter ended October 2, 2021 was $3.0 million, compared with a loss of $3.9 million for the quarter ended September 26, 2020.  Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.04 for the quarter ended October 2, 2021, compared with a loss per share $0.07 for the quarter ended September 26, 2020.

Earnings from the discontinued operations of Tradin Organic were $4.0 million for the quarter ended September 26, 2020.

On a consolidated basis, we realized a loss attributable to common shareholders of $3.8 million (diluted loss per share of $0.04) for the quarter ended October 2, 2021, compared with loss attributable to common shareholders of $2.8 million (diluted loss per share of $0.03) for the quarter ended September 26, 2020.  The loss attributable to common shareholders for the third quarters of 2021 and 2020 reflected dividends and accretion on preferred stock of $0.7 million and $2.8 million, respectively.  The decline in preferred stock dividends and accretion reflected the exchange of all of the shares of Series A preferred stock for shares of our common stock in February 2021.  Outstanding preferred stock during the third quarter of 2021 consisted of our Series B-1 preferred stock.

For the quarter ended October 2, 2021, adjusted earnings were $1.1 million, or $0.01 per diluted share, compared with an adjusted loss of $5.8 million, or $0.06 per diluted share for the quarter ended September 26, 2020.  Adjusted EBITDA for the quarter ended October 2, 2021 was $15.6 million, compared with $14.4 million for the quarter ended September 26, 2020.  Adjusted loss and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from earnings/loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Plant-Based Foods and Beverages
For the quarter ended	October 2, 2021	September 26, 2020	Change	% Change

Revenues	$114,870	$99,038	$15,832	16.0%
Gross profit	18,697	19,715	(1,018)	-5.2%
Gross profit %	16.3%	19.9%		-3.6%

Operating income	$8,056	$13,119	$(5,063)	-38.6%
Operating income %	7.0%	13.2%		-6.2%

Plant-Based Foods and Beverages contributed $114.9 million in revenues for the quarter ended October 2, 2021, compared to $99.0 million for the quarter ended September 26, 2020, an increase of $15.8 million, or 16.0%.  Excluding the impact on revenues of incremental revenues from the acquisition of the Dream and WestSoy brands (an increase in revenues of $5.9 million) and changes in sunflower commodity-related pricing (an increase in revenues of $0.8 million), Plant-Based Foods and Beverages revenues increased approximately 9.2%.  The table below explains the increase in reported revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended September 26, 2020	$99,038
Incremental Dream and WestSoy revenues	5,892
Growth in sales of oat-based product offerings, partially offset by softer volumes for certain other non-dairy beverage varieties and everyday broths	5,074
Higher volumes of birdfeed and raw sunflower kernel, partially offset by lower volumes of ready-to-eat snacks and roasted ingredients	4,083
Increased commodity pricing for sunflower	783
Revenues for the quarter ended October 2, 2021	$114,870

SUNOPTA INC.	32	October 2, 2021 10-Q

Gross profit in Plant-Based Foods and Beverages decreased by $1.0 million to $18.7 million for the quarter ended October 2, 2021, compared to $19.7 million for the quarter ended September 26, 2020, and the gross profit percentage decreased by 360 basis points to 16.3%.  The decrease in the gross profit percentage was due in part to supply chain disruptions causing raw material and labor shortages that resulted in lower production volumes and plant utilization, and manufacturing inefficiencies in our plant-based beverage and ingredient operations, together with the impacts of incremental depreciation expense ($1.2 million or 1.0% gross margin impact) related to new plant-based processing capacity and increased transportation costs.  These factors were partially offset by higher sunflower pricing, together with improved plant utilization and cost reductions in our sunflower and roasting operations.  The table below explains the decrease in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended September 26, 2020	$19,715
Impact of lower production volumes and plant utilization, and manufacturing inefficiencies in our plant-based beverage and ingredient operations, due to raw material and labor shortages, together with the impacts of incremental depreciation expense and increased transportation costs, partially offset by higher sales volumes of plant-based beverages and ingredients, including the incremental contribution from the Dream and WestSoy brands	(2,386)
Increased volumes and pricing for birdfeed and raw sunflower kernel, together with improved plant utilization and cost reductions in our sunflower and roasting operations	1,368
Gross profit for the quarter ended October 2, 2021	$18,697

Operating income in Plant-Based Foods and Beverages decreased by $5.0 million to $8.1 million for the quarter ended October 2, 2021, compared to $13.1 million for the quarter ended September 26, 2020. The table below explains the decrease in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended September 26, 2020	$13,119
Increase in corporate cost allocations	(2,562)
Incremental third-party costs related to the transition and integration of the acquired Dream and WestSoy brands and amortization of the related brand name intangible assets, together with higher employee compensation costs related to new product development and sales and marketing positions	(1,483)
Decrease in gross profit, as explained above	(1,018)
Operating income for the quarter ended October 2, 2021	$8,056

We anticipate that strong customer demand will continue to drive strong revenue growth and margin expansion in our plant-based product portfolio over time.  However, the effects of recent widespread supply chain disruptions, impacting raw materials, labor, and logistics, combined with inflationary pressures, may create uncertainty and potential volatility in the results of our plant-based operations in the near term.  In addition, while currently on track, these external factors may impact the cost and timing of the various plant-based expansion projects we currently have underway, including the construction of our new beverage facility in Texas, targeted for completion in late 2022.  The statements in this paragraph are forward-looking statements.  See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the impact of the ongoing COVID-19 pandemic; our ability to derive long-term growth from our plant-based product portfolio; uncertainty regarding the extent and duration of supply chain disruptions and potential inflationary impacts; our ability to successfully execute all of our capital expansion projects and the viability of those projects;  and other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	33	October 2, 2021 10-Q

Fruit-Based Foods and Beverages
For the quarter ended	October 2, 2021	September 26, 2020	Change	% Change

Revenues	$83,609	$92,621	$(9,012)	-9.7%
Gross profit	4,659	7,123	(2,464)	-34.6%
Gross profit %	5.6%	7.7%		-2.1%

Operating loss	$(3,517)	$(1,788)	$(1,729)	-96.7%
Operating loss %	-4.2%	-1.9%		-2.3%

Fruit-Based Foods and Beverages contributed $83.6 million in revenues for the quarter ended October 2, 2021, compared to $92.6 million for the quarter ended September 26, 2020, a decrease of $9.0 million, or 9.7%.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $3.8 million), Fruit-Based Foods and Beverages revenues decreased approximately 13.8%.  The table below explains the decrease in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended September 26, 2020	$92,621
Lower retail volumes of frozen fruit due to the rationalization of marginally profitable customers and products, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings, partially offset by the effect of pass-through customer pricing actions taken to-date for frozen fruit, together with increased foodservice demand for fruit-based ingredients	(15,479)
Increased commodity pricing for raw fruit	3,801
Higher sales volumes of fruit snacks products, driven by returning consumer demand for portable snacks and new business development	2,666
Revenues for the quarter ended October 2, 2021	$83,609

Gross profit in Fruit-Based Foods and Beverages decreased by $2.5 million to $4.7 million for the quarter ended October 2, 2021, compared to $7.1 million for the quarter ended September 26, 2020, and the gross profit percentage decreased by 210 basis points to 5.6%.  The decrease in the gross profit percentage reflected the impact of higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a stronger peso, and increased transportation costs in our frozen fruit operations.  In addition, we experienced lower production throughput and yields for fruit snacks due to certain raw material supply and quality constraints.  These factors were partially offset by the effects of pass-through customer pricing actions and portfolio rationalizations for frozen fruit, together with manufacturing cost structure savings and productivity improvements in our frozen fruit operations.  The table below explains the decrease in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended September 26, 2020	$7,123
Lower volumes of retail frozen fruit, together with higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso and increased transportation costs, partially offset by the effects of higher pass-through customer pricing actions and portfolio rationalizations for frozen fruit, together with lower manufacturing costs and productivity improvements in our frozen fruit operations	(2,399)
Higher production costs in our fruit snacks operations, partially offset by higher sales volumes	(65)
Gross profit for the quarter ended October 2, 2021	$4,659

SUNOPTA INC.	34	October 2, 2021 10-Q

Operating loss in Fruit-Based Foods and Beverages increased by $1.7 million to $3.5 million for the quarter ended October 2, 2021, compared to $1.8 million for the quarter ended September 26, 2020. The table below explains the increase in operating loss:

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the quarter ended September 26, 2020	$(1,788)
Decrease in gross profit, as explained above	(2,464)
Increase in corporate cost allocations	(245)
Lower employee compensation costs following headcount reductions in August 2021, and lower reserve levels for credit losses due to improving economic conditions in the foodservice sector	980
Operating loss for the quarter ended October 2, 2021	$(3,517)

For the fourth quarter of 2021, we expect the overall gross margin profile for our fruit-based operations to remain compressed due to the effects of higher commodity pricing and rising input costs due to recent widespread supply chain disruptions.  However, assuming current supply chain challenges and conditions associated with the COVID-19 pandemic do not significantly worsen, we expect that additional pass-through customer pricing actions on frozen fruit we are taking, together with anticipated costs savings from the consolidation of our manufacturing facilities, will result in a sequential gross margin improvement in our frozen fruit operations in the fourth quarter of 2021, relative to the first three quarters of 2021.  The statements in this paragraph are forward-looking statements.  See "Forward-Looking Statements" above.  Several factors could adversely impact our ability to meet these forward-looking expectations, including the impact of the ongoing COVID-19 pandemic; uncertainty regarding the extent and duration of supply chain disruptions and potential inflationary impacts; the extent of cost savings to be realized from our manufacturing network optimization initiatives; the outcome of pricing actions with customers; and other factors described above under "Forward-Looking Statements."

Corporate Services
For the quarter ended	October 2, 2021	September 26, 2020	Change	% Change

Operating loss	$(618)	$(8,219)	$7,601	92.5%

Operating loss at Corporate Services decreased by $7.6 million to $0.6 million for the quarter ended October 2, 2021, compared to a loss of $8.2 million for the quarter ended September 26, 2020. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended September 26, 2020	$(8,219)
Increase in corporate cost allocations to SunOpta operating segments, as a result of the reallocation of management fees previously charged to Tradin Organic	2,807
Lower employee-related variable compensation related to our short-term incentive plan, based on financial performance, partially offset by higher business development and travel costs, and reduced gains on Mexican peso hedging activities	2,609
Lower variable stock-based compensation related to the equity component of our short-term incentive plan	2,185
Operating loss for the quarter ended October 2, 2021	$(618)

Corporate cost allocations mainly consist of salaries of corporate personnel who directly support the operating segments, as well as costs related to our enterprise resource management system. These expenses are allocated to the operating segments based on (1) specific identification of allocable costs that represent a service provided to each segment and (2) a proportionate distribution of costs based on a weighting of factors such as revenue contribution and the number of people employed within each segment.

SUNOPTA INC.	35	October 2, 2021 10-Q

Consolidated Results of Operations for the three quarters ended October 2, 2021 and September 26, 2020

	October 2, 2021	September 26, 2020	Change	Change
For the three quarters ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	345,680	296,985	48,695	16.4%
Fruit-Based Foods and Beverages	262,712	286,672	(23,960)	-8.4%
Total revenues	608,392	583,657	24,735	4.2%

Gross Profit
Plant-Based Foods and Beverages	61,751	57,517	4,234	7.4%
Fruit-Based Foods and Beverages	17,930	19,753	(1,823)	-9.2%
Total gross profit	79,681	77,270	2,411	3.1%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	30,014	37,456	(7,442)	-19.9%
Fruit-Based Foods and Beverages	(6,858)	(8,506)	1,648	19.4%
Corporate Services	(11,427)	(23,455)	12,028	51.3%
Total segment operating income	11,729	5,495	6,234	113.4%

Other expense, net	7,448	789	6,659	844.0%
Earnings from continuing operations before the following	4,281	4,706	(425)	-9.0%
Interest expense, net	6,145	22,437	(16,292)	-72.6%
Income tax expense (benefit)	416	(4,759)	5,175	108.7%
Earnings (loss) from continuing operations(2),(3)	(2,280)	(12,972)	10,692	82.4%
Earnings from discontinued operations	-	17,429	(17,429)	-100.0%
Net earnings (loss)	(2,280)	4,457	(6,737)	-151.2%
Dividends and accretion on preferred stock	(3,445)	(7,473)	4,028	53.9%

Loss attributable to common shareholders(4)	(5,725)	(3,016)	(2,709)	-89.8%

(1) The following table presents a reconciliation of segment operating income/loss to "earnings/loss from continuing operations before the following," which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended October 2, 2021 and September 26, 2020" table regarding the use of this non-GAAP measure).

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the three quarters ended	$	$	$	$

October 2, 2021
Segment operating income (loss)	30,014	(6,858)	(11,427)	11,729
Other expense, net	(90)	(6,506)	(852)	(7,448)
Earnings (loss) from continuing operations before the following	29,924	(13,364)	(12,279)	4,281

September 26, 2020
Segment operating income (loss)	37,456	(8,506)	(23,455)	5,495
Other income (expense), net	(1,262)	(428)	901	(789)
Earnings (loss) from continuing operations before the following	36,194	(8,934)	(22,554)	4,706

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

SUNOPTA INC.	36	October 2, 2021 10-Q

(2) The following table presents a reconciliation of adjusted loss from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended October 2, 2021 and September 26, 2020" table regarding the use of this non-GAAP measure).

	October 2, 2021		September 26, 2020
		Per Share		Per Share
For the three quarters ended	$	$	$	$
Loss from continuing operations	(2,280)		(12,972)
Dividends and accretion on preferred stock	(3,445)		(7,473)
Loss from continuing operations attributable to common shareholders	(5,725)	(0.06)	(20,445)	(0.23)
Adjusted for:
Costs related to exit from fruit ingredient processing facility(a)	4,602		-
Business development costs(b)	3,568		-
Costs related to Value Creation Plan(c)	1,432		1,349
Workforce reduction charges(d)	499		-
Legal settlements(e)	163		721
Plant expansion costs(f)	-		337
Other(g)	124		(178)
Net income tax effect(h)	(2,141)		(863)
Adjusted earnings (loss)	2,522	0.02	(19,079)	(0.21)

(a) For the first three quarters of 2021, reflects closure costs related to the exit from our fruit ingredient processing facility, including asset impairment charges of $3.0 million, employee termination costs of $1.2 million, and inventory and equipment relocation costs of $0.5 million, which were recorded in the other expense.

(b) Represents third-party costs associated with business development activities, including costs related to the evaluation, execution, and integration of external acquisitions and internal expansion projects, or completion of divestitures.  For the first three quarters of 2021, these costs reflected the transition and integration of the acquired Dream and WestSoy brands and project development activities related to our new plant-based beverage facility under construction in Texas, which were recorded in SG&A expenses ($2.9 million), as well as the assessment of post-closing adjustments related to the divestiture of Tradin Organic, which were recorded in other expense ($0.7 million).

(c) For the first three quarters of 2021, represents costs to complete the exit from our Santa Maria, California, frozen fruit processing facility, which were recorded in other expense.  For the first three quarters of 2020, reflects professional fees of $0.5 million and employee retention costs of $0.6 million recorded in SG&A expenses; and employee termination costs of $1.1 million mainly related to the consolidation of our corporate office functions, partially offset by a $0.9 million reversal of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees recorded in other income.

(d) For the first three quarters of 2021, represents severance and related benefit charges recorded in other expense, which were related to workforce reduction actions in our frozen fruit operations to reduce overhead costs.

(e) For the first three quarters of 2021, reflects a $0.5 million loss from the settlement of employment-related legal matter, partially offset by a gain related to a project cancellation, which were recorded in other expense/income.  For the first three quarters of 2020, reflects a loss of $2.4 million from the settlement of a customer claim related to the recall of certain sunflower products in 2016, net of a $1.7 million gain from the settlement of an unrelated legal matter, which were recorded in other expense/income.

(f) Reflects costs related to the expansion of our plant-based extraction capabilities, which were recorded in cost of goods sold.

(g) For the first three quarters of 2021, other includes losses on the disposal of assets, which were recorded in other expense.  For the first three quarters of 2020, other includes the reversal of previously accrued costs related to the withdrawal of certain consumer-packaged products in 2016, partially offset by losses on disposal of assets, which were recorded in other income/expense.

(h) Reflects the tax effect of the preceding adjustments to earnings calculated based on our estimated annual effective tax rate.

(3) The following table presents a reconciliation of segment operating income and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended October 2, 2021 and September 26, 2020" table regarding the use of this non-GAAP measure).

	October 2, 2021	September 26, 2020
For the three quarters ended	$	$
Loss from continuing operations	(2,280)	(12,972)
Income tax expense (benefit)	416	(4,759)
Interest expense, net	6,145	22,437
Other expense, net	7,448	789
Total segment operating income	11,729	5,495
Depreciation and amortization	25,790	22,893
Stock-based compensation(a)	9,593	8,320
Business development costs(b)	2,940	-
Costs related to Value Creation Plan(c)	-	1,103
Plant expansion costs(d)	-	337
Adjusted EBITDA	50,052	38,148

SUNOPTA INC.	37	October 2, 2021 10-Q

(a) For the first three quarters of 2020, stock-based compensation of $8.3 million was recorded in SG&A expenses and the reversal of $0.9 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(b) For the first three quarters of 2021, third-party business development costs reflected the transition and integration of the acquired Dream and WestSoy brands and project development activities related to our new plant-based beverage facility under construction in Texas, which were recorded in SG&A expenses.

(c) Reflects professional fees of $0.5 million and employee retention costs of $0.6 million recorded in SG&A expenses.

(d) Reflects costs related to the expansion of our plant-based extraction capabilities, which were recorded in cost of goods sold.

(4) Refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended October 2, 2021 and September 26, 2020" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the three quarters ended October 2, 2021 increased by 4.2% to $608.4 million from $583.7 million for the three quarters ended September 26, 2020.  Excluding the impact of incremental revenues from the acquisition of the Dream and WestSoy brands (an increase in revenues of $10.6 million) and changes in commodity-related pricing (an increase in revenues of $9.0 million), revenues increased by 0.9% in the first three quarters of 2021, compared with the first three quarters of 2020.

For the three quarters ended October 2, 2021, Plant-Based Foods and Beverages segment revenues increased by 16.4% to $345.7 million from $297.0 million for the three quarters ended September 26, 2020.  The increase in plant-based product revenues reflected strong sales growth for our oat-based product offerings and incremental revenues from the acquisition of the Dream and WestSoy brands, together with increased foodservice demand for plant-based beverages due to the easing of COVID-19 restrictions and higher volumes of birdfeed and raw sunflower kernels, partially offset by softer volumes for certain other non-dairy beverage varieties and everyday broths.  In addition, as described above under "Impact of COVID-19," due to supply chain disruptions experienced in the third quarter of 2021, we were unable to meet some customer demand for our plant-based products.

For the three quarters ended October 2, 2021, Fruit-Based Foods and Beverages segment revenues decreased by 8.4% to $262.7 million from $286.7 million for the three quarters ended September 26, 2020.  The decrease in fruit-based product revenues reflected lower volumes of retail frozen fruit due to the rationalization of marginally profitable customers and products, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings.  These declines were partially offset by the effect of pass-through customer pricing actions taken to-date for frozen fruit, together with volume growth for fruit snacks and increased foodservice demand for fruit-based ingredients.

Gross profit increased $2.4 million, or 3.1%, to $79.7 million for the three quarters ended October 2, 2021, compared with $77.3 million for the three quarters ended September 26, 2020.  As a percentage of revenues, gross profit for the three quarters ended October 2, 2021 was 13.1% compared to 13.2% for the three quarters ended September 26, 2020, a decrease of 10 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $4.2 million to $61.8 million for the three quarters ended October 2, 2021, compared with $57.5 million for the three quarters ended September 26, 2020, while gross profit as a percentage of revenues decreased to 17.9% in the first three quarters of 2021 from 19.4% in the first three quarters of 2020.  The 150-basis point decrease in the gross profit percentage was due in part to supply chain disruptions causing raw material and labor shortages in the third quarter of 2021, which resulted in lower production volumes and plant utilization, and manufacturing inefficiencies in our plant-based beverage and ingredient operations, together with the impacts of incremental depreciation expense ($3.1 million or 0.9% gross margin impact) related to new plant-based processing capacity and increased transportation costs.  These factors were partially offset by higher sunflower pricing, together with improved plant utilization and cost reductions in our sunflower and roasting operations.

Gross profit for the Fruit-Based Foods and Beverages segment decreased $1.8 million to $17.9 million for the three quarters ended October 2, 2021, compared with $19.8 million for the three quarters ended September 26, 2020, and gross profit as a percentage of revenues decreased to 6.8% in the first three quarters of 2021 from 6.9% in the first three quarters of 2020.  The 10-basis point decrease in the gross profit percentage reflected the impacts of higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso, and increased transportation costs in our frozen fruit operations.  These factors were partially offset by strong fruit snack and fruit ingredient volumes, together with the effects of pass-through sales pricing actions and portfolio rationalizations for frozen fruit, and manufacturing cost structure savings and productivity improvements in our frozen fruit operations.

For the three quarters ended October 2, 2021, we realized total segment operating income of $11.7 million, compared with $5.5 million for the three quarters ended September 26, 2020.  The $6.2 million increase in total segment operating income mainly reflected higher gross profit, as described above, together with a $3.8 million decrease in SG&A expenses, partially offset by $0.8 million of incremental amortization expense related to the acquired Dream and WestSoy brand name intangible assets.  The SG&A savings primarily reflected lower incentive compensation, based on financial performance, together with reduced reserves for credit losses due to improving economic conditions within the foodservice sector and lower employee compensation costs related to headcount reductions in our frozen fruit operations, partially offset by incremental costs related to the transition and integration of the recently acquired Dream and WestSoy brands and project development activities related to our new plant-based beverage facility under construction in Texas.

SUNOPTA INC.	38	October 2, 2021 10-Q

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other expense of $7.4 million for the three quarters ended October 2, 2021 mainly reflected employee termination costs in connection with the workforce reduction actions taken in our frozen fruit operations in August 2021, and asset impairment charges and other closure costs related to the exit from our fruit ingredient processing facility in July 2021, together with costs to complete the exit from our Santa Maria, California, frozen fruit processing facility in the first quarter of 2021.  Other expense of $0.8 million for the three quarters ended September 26, 2020 mainly reflected legal settlement and severance charges.

Net interest expense decreased by $16.3 million to $6.1 million for the three quarters ended October 2, 2021, compared with $22.4 million for the three quarters ended September 26, 2020, which mainly reflected reduced cash interest payments as a result of a reduction in outstanding debt following the divestiture of Tradin Organic in December 2020.

We recognized an income tax provision of $0.4 million for the three quarters ended October 2, 2021, compared with a benefit of $4.8 million for the three quarters ended September 26, 2020.  Excluding the impact of stock-based compensation and other non-deductible expenses from pre-tax earnings, our effective tax rate was approximately 27% in each of the first three quarters of 2021 and 2020.

Loss from continuing operations for the three quarters ended October 2, 2021 was $2.3 million, compared with a loss of $13.0 million for the three quarters ended September 26, 2020.  Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.06 for the three quarters ended October 2, 2021, compared with a loss per share $0.23 for the three quarters ended September 26, 2020.

Earnings from the discontinued operations of Tradin Organic were $17.4 million for the three quarters ended September 26, 2020.

On a consolidated basis, we realized a loss attributable to common shareholders of $5.7 million (diluted loss per share of $0.06) for the three quarters ended October 2, 2021, compared with loss attributable to common shareholders of $3.0 million (diluted loss per share of $0.03) for the three quarters ended September 26, 2020.  The loss attributable to common shareholders for the first three quarters of 2021 and 2020 reflected dividends and accretion on preferred stock of $3.4 million and $7.5 million, respectively.  The decline in preferred stock dividends and accretion reflected the exchange of all of the shares of Series A preferred stock for shares of our common stock in February 2021. Outstanding preferred stock during the remainder of the three quarters ended October 2, 2021 consisted of our Series B-1 preferred stock.

For the three quarters ended October 2, 2021, adjusted earnings were $2.5 million, or $0.02 per diluted share, compared with an adjusted loss of $19.1 million, or $0.21 per diluted share for the three quarters ended September 26, 2020.  Adjusted EBITDA for the three quarters ended October 2, 2021 was $50.1 million, compared with $38.1 million for the three quarters ended September 26, 2020.  Adjusted loss and adjusted EBITDA are non-GAAP financial measures.  See footnotes (2) and (3) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from earnings/loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	39	October 2, 2021 10-Q

Segmented Operations Information

Plant-Based Foods and Beverages
For the three quarters ended	October 2, 2021	September 26, 2020	Change	% Change

Revenues	$345,680	$296,985	$48,695	16.4%
Gross profit	61,751	57,517	4,234	7.4%
Gross profit %	17.9%	19.4%		-1.5%

Operating income	$30,014	$37,456	$(7,442)	-19.9%
Operating income %	8.7%	12.6%		-3.9%

Plant-Based Foods and Beverages contributed $345.7 million in revenues for the three quarters ended October 2, 2021, compared to $297.0 million for the three quarters ended September 26, 2020, an increase of $48.7 million, or 16.4%.  Excluding the impact on revenues of incremental revenues from the acquisition of the Dream and WestSoy brands (an increase in revenues of $10.6 million) and changes in sunflower commodity-related pricing (an increase in revenues of $0.4 million), Plant-Based Foods and Beverages revenues increased approximately 12.7%.  The table below explains the increase in reported revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the three quarters ended September 26, 2020	$296,985
Growth in sales of oat-based product offerings, together with increased foodservice demand for plant-based beverages due to the easing of COVID-19 restrictions, partially offset by softer volumes for certain other non-dairy beverage varieties and everyday broths	31,379
Incremental Dream and WestSoy revenues	10,572
Higher volumes of birdfeed and raw sunflower kernel, partially offset by lower volumes of ready-to-eat snacks and roasted ingredients	6,321
Increased commodity pricing for sunflower	423
Revenues for the three quarters ended October 2, 2021	$345,680

Gross profit in Plant-Based Foods and Beverages increased by $4.2 million to $61.8 million for the three quarters ended October 2, 2021, compared to $57.5 million for the three quarters ended September 26, 2020, while the gross profit percentage decreased by 150 basis points to 17.9%.  The decrease in the gross profit percentage was due in part to supply chain disruptions causing raw material and labor shortages in the third quarter of 2021, which resulted in lower production volumes and plant utilization, and manufacturing inefficiencies in our plant-based beverage and ingredient operations, together with the impacts of incremental depreciation expense ($3.1 million or 0.9% gross margin impact) related to new plant-based processing capacity and increased transportation costs.  These factors were partially offset by higher sunflower pricing, together with improved plant utilization and cost reductions in our sunflower and roasting operations.  The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the three quarters ended September 26, 2020	$57,517
Increased volumes and pricing for birdfeed and raw sunflower kernel, together with improved plant utilization and cost reductions within our sunflower and roasting operations	3,270
Higher sales volumes of plant-based beverages and ingredients, including the incremental contribution from the Dream and WestSoy brands, partially offset by the impact of lower production volumes and plant utilization, and manufacturing inefficiencies in our plant-based beverage and ingredient operations in the third quarter of 2021, due to raw material and labor shortages, together with the impacts of incremental depreciation expense and increased transportation costs	964
Gross profit for the three quarters ended October 2, 2021	$61,751

SUNOPTA INC.	40	October 2, 2021 10-Q

Operating income in Plant-Based Foods and Beverages decreased by $7.5 million to $30.0 million for the three quarters ended October 2, 2021, compared to $37.5 million for the three quarters ended September 26, 2020. The table below explains the decrease in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the three quarters ended September 26, 2020	$37,456
Increase in corporate cost allocations	(7,686)
Incremental third-party costs related to the transition and integration of the acquired Dream and WestSoy brands and amortization of the related brand name intangible assets, together with higher employee compensation costs related to new product development and sales and marketing positions	(3,990)
Increase in gross profit, as explained above	4,234
Operating income for the three quarters ended October 2, 2021	$30,014

Fruit-Based Foods and Beverages
For the three quarters ended	October 2, 2021	September 26, 2020	Change	% Change

Revenues	$262,712	$286,672	$(23,960)	-8.4%
Gross profit	17,930	19,753	(1,823)	-9.2%
Gross profit %	6.8%	6.9%		-0.1%

Operating loss	$(6,858)	$(8,506)	$1,648	19.4%
Operating loss %	-2.6%	-3.0%		0.4%

Fruit-Based Foods and Beverages contributed $262.7 million in revenues for the three quarters ended October 2, 2021, compared to $286.7 million for the three quarters ended September 26, 2020, a decrease of $24.0 million, or 8.4%.  Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $8.6 million), Fruit-Based Foods and Beverages revenues decreased approximately 11.4%.  The table below explains the decrease in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the three quarters ended September 26, 2020	$286,672
Lower retail volumes of frozen fruit due to the rationalization of marginally profitable customers and products, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings, partially offset by the effect of pass-through customer pricing actions taken to-date for frozen fruit, and increased foodservice demand for fruit-based ingredients	(43,506)
Higher sales volumes of fruit snacks products, driven by returning consumer demand for portable snacks and new business development	10,952
Increased commodity pricing for raw fruit	8,594
Revenues for the three quarters ended October 2, 2021	$262,712

Gross profit in Fruit-Based Foods and Beverages decreased by $1.8 million to $17.9 million for the three quarters ended October 2, 2021, compared to $19.8 million for the three quarters ended September 26, 2020, and the gross profit percentage decreased by 10 basis points to 6.8%.  The decrease in the gross profit percentage reflected the impacts of higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso, and increased transportation costs in our frozen fruit operations.  These factors were partially offset by strong fruit snack and fruit ingredient volumes, together with the effects of pass-through customer pricing actions and portfolio rationalizations for frozen fruit, and manufacturing cost structure savings and productivity improvements in our frozen fruit operations.  The table below explains the decrease in gross profit:

SUNOPTA INC.	41	October 2, 2021 10-Q

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the three quarters ended September 26, 2020	$19,753
Lower volumes of retail frozen fruit, together with higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso and increased transportation costs, partially offset by the effects of pass-through customer pricing actions and portfolio rationalizations for frozen fruit, together with lower manufacturing costs and productivity improvements in our frozen fruit operations, and higher sales and production volumes for fruit ingredients in advance of the closure of our fruit ingredient processing facility in July 2021	(4,863)
Sales volume growth for fruit snacks and increased production volumes and plant utilization	3,040
Gross profit for the three quarters ended October 2, 2021	$17,930

Operating loss in Fruit-Based Foods and Beverages decreased by $1.6 million to $6.9 million for the three quarters ended October 2, 2021, compared to $8.5 million for the three quarters ended September 26, 2020. The table below explains the decrease in operating loss:

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the three quarters ended September 26, 2020	$(8,506)
Decrease in foreign exchange losses within our frozen fruit operations in Mexico and lower reserve levels for credit losses due to improving economic conditions within the foodservice sector, together with lower employee compensation costs following headcount reductions in August 2021	4,206
Decrease in gross profit, as explained above	(1,823)
Increase in corporate cost allocations	(735)
Operating loss for the three quarters ended October 2, 2021	$(6,858)

Corporate Services
For the three quarters ended	October 2, 2021	September 26, 2020	Change	% Change

Operating loss	$(11,427)	$(23,455)	$12,028	51.3%

Operating loss at Corporate Services decreased by $12.0 million to $11.4 million for the three quarters ended October 2, 2021, compared to a loss of $23.5 million for the three quarters ended September 26, 2020. The table below explains the decrease in operating loss:

SUNOPTA INC.	42	October 2, 2021 10-Q

Corporate Services Operating Loss Changes
Operating loss for the three quarters ended September 26, 2020	$(23,455)
Increase in corporate cost allocations to SunOpta operating segments, as a result of the reallocation of management fees previously charged to Tradin Organic	8,421
Lower employee-related variable compensation related to our short-term incentive plan, based on financial performance, partially offset by higher business development and travel costs, and reduced gains on Mexican peso hedging activities	4,881
Higher variable stock-based compensation costs related to our equity-based short-term and long-term incentive plans, mainly due to awarding of grants earlier in 2021 than in 2020	(1,274)
Operating loss for the three quarters ended October 2, 2021	$(11,427)

Liquidity and Capital Resources

On December 31, 2020, we entered into a five-year credit agreement for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity.  In addition, the credit agreement provides a five-year, $75 million delayed draw term loan, to be used for capital expenditures.  The delayed draw term loan can be borrowed within 18 months from closing.  As at October 2, 2021, we had outstanding borrowings of $170.5 million (January 2, 2021 - $47.3 million), including the FILO term loan discussed below, and available borrowing capacity of approximately $46 million (January 2, 2021 - $116 million) under the revolving credit facility.  The $123.2 million increase in outstanding borrowings since the prior year-end were used for seasonal inventory purchases, capital expansion projects, the acquisition of the Dream and WestSoy brands, and the settlement of accrued transaction costs incurred in connection with the divestiture of Tradin Organic.  The weighted-average interest rate on all outstanding borrowings was 2.35% in the first three quarters of 2021.

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

During the first three quarters of 2021, we recognized additional finance lease liabilities of $29.9 million in the aggregate related to the addition of new plant-based beverage and ingredient extraction processing and packaging equipment.  These leases have implicit interest rates of 8.08% to 8.85% and lease terms of five years.  In addition, we entered into finance lease agreements to provide up to $64 million in total financing to support the build-outs of our new plant-based beverage facility under construction in Texas and our new executive office and innovation center located in Eden Prairie, Minnesota.  These leases have implicit rates of 6.45% to 6.82% and lease terms of four years following the completion of construction.  As at October 2, 2021, we also had additional commitments under various finance lease agreements that provide for up to approximately $23 million of additional financing for expansion projects within our plant-based operations.

On February 22, 2021, all shares of Series A preferred stock issued by our subsidiary, SunOpta Food Inc. ("SunOpta Foods") were exchanged by the holders for 12,633,427 shares of our common stock, representing 12.3% of our issued and outstanding common shares on a post-exchange basis.  The exchange of the Series A preferred stock for common shares ended our obligation to pay the 8.0% per year dividend on the Series A preferred stock, representing approximately $7.1 million of annual dividend savings.

On April 24, 2020, SunOpta Foods issued 30,000 shares of Series B-1 preferred stock for $30.0 million.  The Series B-1 preferred stock currently has a current liquidation preference of approximately $1,015 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share.  Cumulative preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, which presently equates to quarterly dividend distributions of approximately $0.6 million, and 10.0% of the liquidation preference thereafter.

SUNOPTA INC.	43	October 2, 2021 10-Q

For more information on the Series A and Series B-1 preferred stock, see note 8 to the unaudited consolidated financial statements included in this report.

We believe that our operating cash flows, together with our revolving and term loan facilities, will be adequate to meet our operating, investing, and financing needs for the foreseeable future.  However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock.  There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us.  In addition, we may explore the sale of selected operations or assets from time to time to improve our profitability, reduce our indebtedness, and/or improve our position to obtain additional financing.

Cash Flows

Operating cash flows

Cash provided by operating activities of continuing operations was $5.1 million in the third quarter of 2021, compared with $8.7 million in the third quarter of 2020, and cash used in operating activities of continuing operations was $41.1 million in the first three quarters of 2021, compared with cash provided of $32.8 million in the first three quarters of 2020.  The year-over-year increase in cash used of $73.9 million in the first three quarters of 2021 mainly reflected increases in seasonal fruit purchases, reflecting a shortfall in frozen strawberry supply in 2020 related to COVID-19-driven demand for fresh fruit, together with the impacts of higher commodity prices and lower retail sales demand for frozen fruit in 2021.  In addition, we acquired $6.6 million of Dream and WestSoy inventories in connection with the closing of the brand acquisition in April 2021.  These inventory impacts were partially offset by the year-over-year increase in our operating results in the first three quarters of 2021.

Investing cash flows

Capital expenditures were $18.4 million and $35.0 million in the third quarter and first three quarters of 2021, respectively, net of proceeds of $1.0 million and $2.3 million, respectively, from the disposal of assets from our exited fruit processing facilities, compared with capital expenditures of $11.3 million and $26.2 million in the third quarter and first three quarters of 2020, respectively.  Capital expenditures year-to-date in 2021 have been mainly related to capacity expansion projects within our plant-based operations, as well as our new executive office and innovation center.  In addition, cash used in investing activities of continuing operations for the first three quarters of 2021 included $25.1 million related to the acquired Dream and WestSoy brand name intangible assets.  Cash used in investing activities of discontinued operations of $13.4 million in the first three quarters of 2021 was related to the settlement of accrued transaction costs incurred in connection with the divestiture of Tradin Organic in December 2020.

Financing cash flows

Cash provided by financing activities of continuing operations was $12.2 million and $112.5 million in the third quarter and first three quarters of 2021, respectively, compared with cash provided of $2.4 million in the third quarter of 2020 and cash used of $6.5 million in the first three quarters of 2020.  The period-over-period increases in cash provided of $9.8 million and $119.0 million in the third quarter and first three quarters of 2021, respectively, mainly reflected increases in revolver borrowings, including the FILO term loan, to fund seasonal inventory purchases and to finance capital expenditures and the acquisition of the Dream and WestSoy brands.  In addition, revolver borrowings in the first three quarters of 2021 were used to settle the Tradin Organic transaction costs and the payment of tax withholdings on certain vested stock-based awards.

Off-Balance Sheet Arrangements

There are currently no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on our financial condition.

SUNOPTA INC.	44	October 2, 2021 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of October 2, 2021.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended October 2, 2021. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended October 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	45	October 2, 2021 10-Q

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

10.2

Second Amendment, dated as of July 2, 2021, amending the Second Amended and Restated Credit Agreement dated as of December 31, 2020 (as amended by the First Amendment, dated as of April 15, 2021), among SunOpta Inc., SunOpta Foods Inc., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and the swingline lender, and JPMorgan Chase Bank, N.A., as term loan administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 11, 2021).

10.3

Lease Agreement dated August 13, 2021, between SunOpta Grains and Foods Inc. and Cornerstone Development Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 19, 2021).

10.4

Guaranty Of Lease dated August 13, 2021, by SunOpta Inc. in favor of Cornerstone Development Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 19, 2021).

10.5

Equipment Schedule No. 04 dated as of September 7, 2021, between SunOpta Grains and Foods Inc. and Liberty Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 22, 2021).

10.6

Equipment Schedule No. 07 dated as of September 7, 2021, between SunOpta Grains and Foods Inc. and Liberty Commercial Finance LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 22, 2021).

10.7

Master Equipment Lease Agreement number 32115 dated as of June 18, 2020, between SunOpta Grains and Foods Inc. and Liberty Commercial Finance LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 22, 2021).

10.8*†	SunOpta Inc. 2021 Short Term Incentive Plan

10.9*†	SunOpta Inc. 2021 Long Term Incentive Plan

SUNOPTA INC.	46	October 2, 2021 10-Q

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

* Filed herewith.

† Indicates compensatory plan or arrangement.

SUNOPTA INC.	47	October 2, 2021 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 10, 2021	/s/ Scott Huckins
Scott Huckins
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	48	October 2, 2021 10-Q