Form 10-K
period 2022-01-01
SunOpta Inc.
filed 2022-03-02
CIK 351834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No. 001-34198

SUNOPTA INC.

(Exact Name of Registrant as Specified in Its Charter)

CANADA	Not Applicable
(Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

7078 Shady Oak Road

Eden Prairie, Minnesota, 55344

(Address of Principal Executive Offices)

(952) 820-2518

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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management' s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
Yes  ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐   No ☒

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant's common shares on July 3, 2021, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $900 million.

 The number of shares of the registrant's common stock outstanding as of February 25, 2022 was 107,391,671.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.

FORM 10-K

For the year ended January 1, 2022

SUNOPTA INC.	1	January 1, 2022 Form 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended January 1, 2022 ("Form 10-K") to "SunOpta," the "Company," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars ("C$"), Mexican pesos ("M$"), and euros ("€").

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; the evolution of the COVID-19 pandemic and the extent of its effect on our operational and financial performance in future periods, including the duration, scope and severity of the pandemic (including due to new variants), the actions to be taken by us to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures and government responses, among others; fluctuations in foreign currency exchange rates and commodity pricing, and general economic and political conditions globally and in the markets in which we do business; our expectations and intentions regarding the acquired Dream® and WestSoy® brands; the extent and timing of our plans to expand capacity in our plant-based food and beverage business, and expected costs to complete such expansion projects, including our estimated capital expenditure related to our new plant-based beverage facility under construction in Midlothian, Texas, and our expectation that the facility will be operational in late 2022, and will produce cash flows beginning in 2023; the amount and timing of start-up costs related to capital expansion projects in our plant-based operations; our capital expenditure plans for 2022 and the related sources of financing; our expectations regarding the future profitability of our plant-based operations, including the effect of pass-through pricing actions on gross margins for 2022; our expectations regarding the future profitability of our fruit-based operations, including the effects of pass-through pricing actions, manufacturing network consolidation, and workforce reduction actions on gross margins for 2022; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; other expectations related to our businesses, including anticipated results of operations, operational growth and expansion plans, plans to reduce costs and improve profitability; our intentions related to potential sale of selected businesses, operations, or assets; liquidity constraints and the availability of alternative financing sources; the outcome of litigation to which we may be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

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

• litigation and regulatory enforcement concerning marketing and labeling of food products;

• significant food and health regulations to which we are subject;

• ability to realize some or all of the anticipated benefits of our capital investment plans;

SUNOPTA INC.	2	January 1, 2022 Form 10-K

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

SUNOPTA INC.	3	January 1, 2022 Form 10-K

PART I

Item 1. Business

The Company

SunOpta, a corporation organized under the laws of Canada in 1973, is a leading company focused on the development and manufacture of plant-based and fruit-based food and beverage products. We principally sell our products through the following channels:

  private label products to retail and foodservice customers;
  branded products under co-manufacturing agreements to other branded food companies for their distribution;
  branded products under our own proprietary brands to retail and foodservice customers; and
  bulk ingredients for use by foodservice customers and other food manufacturers.

Our employees and assets are principally located in the U.S., as well as Mexico and Canada. In late 2021, we opened our new corporate headquarters, together with our expanded innovation center and pilot plant, in Eden Prairie, Minnesota.

Operating Segments and Principal Products

The following is a description of the principal activities and products that comprise our operating segments:

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and powder ingredients, utilizing oat, almond, rice, soy, coconut, hemp, and other bases, as well as broths, teas, and nutritional beverages. In addition, we offer dry- and oil-roasted inshell sunflower and sunflower kernels, and raw sunflower inshell and kernel for food and feed applications.
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

In 2021, we derived 58% (2020 - 53%) of our revenues from the sale of plant-based foods and beverages, and 42% (2020 - 47%) from the sale of fruit-based food and beverage offerings.

Until December 2020, we had a third operating segment referred to as Global Ingredients that comprised of our organic ingredient sourcing and production business, Tradin Organic, which we sold in December 2020, and our soy and corn business, which we sold February 2019.

Additional information regarding our segments is presented in note 25 to the consolidated financial statements at Item 15 of this Form 10-K.

Recent Developments

Construction of New Plant-Based Beverage Facility

We are constructing a new 285,000 square foot plant-based beverage facility in Midlothian, Texas, which will have the ability to be expanded to 400,000 square feet. This facility will significantly increase our plant-based beverage production capacity, including the addition of 330 ml packaging options. The location of this facility will complement our existing network of beverage plants in California, Minnesota, and Pennsylvania. The facility will be occupied under a 15-year building lease, with extension options, which will commence after completion of the building by the landlord. We expect to incur capital expenditures of approximately $118 million related to the build-out of the facility and the purchase of manufacturing equipment for the facility, which we expect to principally finance through existing lease commitments and term loan borrowings under our asset-based credit facilities. The facility is expected to be operational in late 2022, with cash flow generation commencing in the first quarter of 2023.

SUNOPTA INC.	4	January 1, 2022 Form 10-K

Acquisition of Dream® and WestSoy® Brands

In April 2021, we acquired the Dream and WestSoy plant-based beverage brands and related private label products in North America. The Dream brand comprises shelf-stable, plant-based milks, including rice, soy, almond, coconut, and oat varieties, and the WestSoy brand comprises shelf-stable soy beverages that are organic certified. These brands complement our core private label and co-manufacturing plant-based beverage business and provide a potential platform for marketing our own plant-based product innovations.

Customers and Competition

We sell our plant-based and fruit-based food and beverage products through various distribution channels, including large retailers and club stores, branded food companies, foodservice distributors, quick service and casual dining restaurants, and food manufacturers, located principally in the U.S. We generally conduct our business with customers based on purchase orders or pursuant to contracts that are terminable by either party following a designated notice period. Some of our contracts, however, may extend for several years and/or include volume purchase commitments. In 2021, our ten largest customers accounted for approximately 68% of our consolidated revenues, the same percentage of our Plant-Based Foods and Beverages segment revenues, and approximately 69% of our Fruit-Based Foods and Beverages segment revenues.

Our plant-based and fruit-based food and beverage operations compete with major branded and private-label food manufacturers. Our customers do not typically commit to buy predetermined amounts of products and many customers utilize bidding procedures to select vendors. As a result, price is often a key competitive factor in winning bids and retaining customers, along with product quality, food safety, innovation, and customer service. We believe that our access to an established network of growers and suppliers, the strategic locations of our manufacturing network, our in-house processing and packaging capabilities, and our innovation center and pilot plant, provides us with a competitive advantage over many of our competitors.

Raw Materials

Our raw materials primarily consist of agricultural commodities and ingredients, as well as packaging materials. We utilize an established network of growers and suppliers for raw material commodities and ingredients to support our plant-based and fruit-based food and beverage processing operations. Strawberries is the single largest commodity used in the products we produce. Fresh and frozen berries are sourced directly from a large number of growers and suppliers throughout the U.S., Mexico, and South America. Our scale and location close to growing areas in California and Mexico make us an attractive customer for fruit growers. Sunflower is another important commodity that we source directly from approximately 250 growers located in the U.S. Midwest. We source other commodities and ingredients directly from a large number of suppliers throughout North America. For critical raw materials, we identify and qualify alternate sources of supply, where possible. For certain organic ingredients, we have a long-term supply agreement with Tradin Organic, which provides us access to Tradin Organic's global sourcing network.

Because weather conditions and other factors can limit the availability of raw materials in a specific geography, we have expanded our sourcing outside of North America to provide additional sources of supply in years when local production is below normal levels. In addition, agricultural commodities and ingredients are subject to price volatility, which can be caused by a variety of economic and environmental factors. Where possible, we mitigate the input price volatility by entering into annual purchase arrangements with our suppliers and by incorporating pass-through pricing adjustment clauses into our contracts with customers.

We rely on our packaging suppliers to ensure delivery of often unique, portable, and convenient consumer packaging formats. In our plant-based beverage processing facilities, we specialize in the use of Tetra Pak processing and packaging equipment in a variety of package sizes, and an array of opening types and extended shelf-life options.

Seasonality

We experience seasonality in the procurement, transportation, and processing of strawberries, mainly related to the peak California and Mexico production seasons, which generally occur during the first two quarters of the year. Similarly, we purchase the bulk of our annual sunflower crop requirements from growers following the harvest in the fall of each year. As a result, our short-term financing needs are generally highest in those periods due to crop inventory builds, while cash inflows are typically highest in the fourth quarter as inventories are drawn down. Overall, the demand for most of our products does not typically fluctuate significantly in any particular season; however, sales of broth are generally highest in the first and fourth quarters of each year.

SUNOPTA INC.	5	January 1, 2022 Form 10-K

Product Development

Our 24,000 square foot innovation center and pilot plant located in Eden Prairie, Minnesota, supports our product development team of 28 highly trained and experienced food scientists and technologists that are dedicated to the development of innovative food and beverage offerings and addressing product development opportunities for our customers. These opportunities include new and custom formulations, innovations in packaging formats, and new production processes and applications. Applications and technical support provided to our customers include all aspects of product development from concept to commercial launch, as well as ongoing manufacturing and processing support.

Trademarks

We do not extensively market our own consumer brands under trademarks that we own, other than under the recently acquired Dream and WestSoy trademarks in North America, as well as our internally developed SOWN® brand of plant-based organic oat creamers.

Human Capital

Our Human Capital Management strategy is based on our goal of "Putting the YOU in SunOpta."  We develop employee programs, benefits, and compensation to align with four pillars of well-being: physical, financial, social, and emotional. Examples of these initiatives are:

•

Offering a competitive compensation and benefit package that includes "choices" for each employee to select which works best for them. Our comprehensive benefits package includes health insurance, company-paid life, accident, and disability insurance, 401(k), employee stock purchase plan, paid time off, paid parental and maternity leave programs, flexible schedules, and a tuition reimbursement program.

•

We believe it is key to give back to the communities in which we live and work as evidenced by our community service and volunteerism program, which we refer to as "SunOpta Cares." This program provides 24 hours of paid time off for our employees to volunteer with community programs that align with their values. Throughout the year, employees have several opportunities to donate talent and gifts to local charitable organizations.

•

Talent management and growth is instrumental in developing a sustainable workforce. We provide various opportunities for our employees to learn and grow within SunOpta through individual development plans, on-the-job training, special project assignments, monthly safety training and regular leader led learning sessions. We are committed to identifying and developing the talents of our next generation leaders. On an annual basis, we conduct talent assessments across the organization and succession planning for our most critical roles within the organization to identify high potential employees, gaps in capabilities or skills and bench strength.

•

We believe in the power of diversity. We provide training regarding diversity, equity and inclusion for employees to better understand how we can all work together, and be better, by embracing our differences. We foster inclusion by recognizing and supporting activities and initiatives representative of our workforce such as celebrations of Hispanic Heritage month, PRIDE, and our Women's Leadership Program.

We encourage our employees to be guided by our MVB's (Most Valued Behaviors) of speed, dedication, problem solving, passion, entrepreneurship, and customer centricity. We have a peer recognition program which allows employees to recognize others who are demonstrating our MVB's. Our leaders also recognize employees through our quarterly awards program. SunOpta conducts an organizational health survey three times each year to check the pulse of our workforce and look for areas of improvement through the lens of all our employees. We engage in communication efforts such as quarterly town halls and monthly all-company huddles that we believe help employees feel they are a part of SunOpta as a whole, not just their individual department or location.

As of December 31, 2021, we employed 1,380 full-time employees and 648 seasonal employees in North America. Our average employee has six years of service and our annual voluntary turnover of employees at the director level or above was 1%. In 2021, our voluntary turnover was 20% across the Company. Except for our employees at our Jacona, Mexico, facility, none of our employees are represented by a collective bargaining group. We continue to focus on increasing employee retention by implementing retention programs and initiatives to increase employee engagement. Employee health and safety is paramount to our success. In addition to our safety training and initiatives at our manufacturing facilities, we track our Total Recordable Incident Rate (TRIR) which ended the year at 1.93, compared to a goal of 1.94.

SUNOPTA INC.	6	January 1, 2022 Form 10-K

2021 continued to be a challenging year with the continuation of the COVID-19 global pandemic and evolving variants in addition to supply chain issues and labor shortages. We have been successful in mitigating the effect on our employees by proactively implementing measures early and thoroughly and keeping up to date on recommendations and guidance from the Centers for Disease Control and Prevention (CDC), state, provincial, and local health departments. In addition to continuing our risk mitigation measures that began in March 2020 (daily health screening questionnaires, temperature screening, social distancing and mask requirements), we provided education on the COVID-19 vaccine and held onsite vaccine clinics to encourage employees to protect themselves with the vaccination. Our management team continued to hold regular meetings to discuss health and safety protocols, best practices, and address employee concerns. As our vaccinated population increased  and local government restrictions expired, employees who had been working remotely were brought back to the office. In addition, we continued special pay and leave policies and made emergency assistance grants available to mitigate financial implications to our employees impacted by COVID-19 or childcare issues.

Sustainability

We offer sustainable, non-genetically modified ("non-GMO") and organic plant-based beverage alternatives, plant-based ingredients, frozen whole fruit, and healthy fruit-based snacks. Through our efforts to lower costs, and improve operating profits, we aim to conserve natural resources in the manufacture of our products by lowering electricity, natural gas, and water consumption, and reducing food and landfill waste. In addition, we have reduced our carbon footprint by consolidating manufacturing facilities and corporate offices, and we are strategically locating new facilities, such as our plant-based beverage facility under construction in Midlothian, Texas, to be nearer to the markets we serve in order to lower transportation usage and reduce emissions. We also remain committed to ensuring the quality and safety of our products, and the development of sustainable packaging options in conjunction with our packaging suppliers.

Our sustainability goals are set out in our fiscal 2020 Corporate Social Responsibility ("CSR") Report. Going forward, we are committed to incorporating environmental, social and governance ("ESG") principles into our business strategies and organizational culture. We intend to make it easier for our stakeholders to find details on our ESG commitments and progress, beginning with our upcoming fiscal 2021 ESG Report.

Our 2020 CSR Report and, when issued, the 2021 ESG Report, are not, and shall not be deemed to be, a part of this Form 10-K or incorporated into any of our other filings made with the U.S. Securities and Exchange Commission (the "SEC") and Canadian Securities Administrators (the "CSA").

Regulations

We are subject to a wide range of governmental regulations and policies in the U.S., Canada, and Mexico. These laws, regulations and policies are implemented, as applicable in each jurisdiction, on the national, federal, state, provincial, and local levels. For example, we are affected by laws and regulations related to seed, fertilizer, and pesticides; the purchasing, harvesting, transportation, and warehousing of agricultural products; the processing, packaging, and sale of food and beverages, including wholesale operations; and product labeling and marketing, food safety and food defense. We are also affected by government-sponsored price supports, acreage set aside programs, and a number of environmental regulations.

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

USDA National Organic Program and Similar Regulations

We manufacture and distribute a number of organic products that are subject to the standards set forth in the Organic Foods Production Act and the regulations adopted thereunder by the National Organic Standards Board. In addition, our organic products may be subject to various state regulations. We believe that we are in material compliance with the organic regulations applicable to our business, and we maintain an organic testing and verification process. Generally, organic food products are produced using:

  agricultural management practices intended to promote and enhance ecosystem health;

  ingredients produced without genetically engineered seeds or crops, sewage sludge, long-lasting pesticides, herbicides, or fungicides; and

SUNOPTA INC.	7	January 1, 2022 Form 10-K

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

Canadian and Other Non-U.S. Regulations

In Canada, the sale of food is regulated under various federal and provincial laws, principally (but not limited to) the Safe Food for Canadians Act ("SFCA"), the Food and Drugs Act ("FADA"), the Canada Consumer Product Safety Act ("CCPSA"), the Canadian Food Inspection Agency Act ("CFIAA") and the Canadian Environmental Protection Act, 1999 ("CEPA"), along with their supporting regulations. The following is a summary of each of these statutes to the extent that they apply or potentially apply to the Company and its operations:

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
SUNOPTA INC.	8	January 1, 2022 Form 10-K

  Food and Drug Regulations (under the FADA) - food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labeling, advertising, and marketing, and licensing requirements. New requirements regarding nutrition and ingredient labeling and food color were introduced in 2016. In 2020, the Canadian Food Inspection Agency (the "CFIA") announced that in connection with its initiative to develop a more modern food labeling system, it will be moving forward with additional provisions that facilitate innovation and remove duplicative requirements.
  Canadian Food Inspection Agency Act ("CFIAA") - the CFIAA grants power to the CFIA, which is tasked with the administration and enforcement of certain Canadian food legislation. By virtue of the CFIAA and the SFCA, the CFIA has the power to inspect and, if deemed necessary, recall certain products, including fresh fruit and vegetables, processed foods, and organic foods, if the Minister of Health believes that such products pose a risk to the public, animal or plant health.
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

In Mexico, our frozen fruit processing facility is subject to Mexican regulations, including regulations regarding processing, packaging, and sales of food products, labor relations and profit-sharing with employees, and water consumption and treatment.

Environmental Compliance

As described above, we are subject to environmental regulations in the U.S., Canada, and Mexico. Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, water consumption and treatment, stormwater discharge, solid waste, land spreading and hazardous waste. We are committed to meeting all applicable environmental compliance requirements.

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

SUNOPTA INC.	9	January 1, 2022 Form 10-K

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

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), are available free of charge on our website at www.sunopta.com as soon as reasonably practicable after we file such information electronically with, or furnish it to, the SEC and the CSA.

Item 1A. Risk Factors

Our business, operations and financial condition are subject to various risks and uncertainties, including those described below and elsewhere in this report. We believe the most significant of these risks and uncertainties are described below, any of which could adversely affect our business, financial condition and results of operations and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. Any such adverse effect could cause the trading price of our common shares to decline, and our shareholders may lose all or part of their investment. There may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. Consequently, you should not consider the following to be a complete discussion of all possible risks or uncertainties applicable to our business. These risk factors should be read in conjunction with the other information in this report and in the other documents that we file from time to time with the SEC and the CSA.

Risks Related to Our Business

The COVID-19 pandemic has significantly impacted worldwide economic conditions and could have a material adverse effect on our business and financial results

Our business and financial results may be negatively impacted by the 2019 coronavirus (COVID-19) pandemic, which could cause significant volatility in customer demand for our products, changes in consumer behavior and preference, disruptions in our supply chain operations, disruptions to our business expansion plans, limitations on our employees' ability to work and travel, significant changes in the economic conditions in markets in which we operate and related currency and commodity volatility, and pressure on our liquidity. During 2021, we began to experience more incidents of supply chain disruptions that we believe are related to the continuing impact of COVID-19 pandemic, including reduced labor productivity due to higher-than-normal labor turnover and increased health related absenteeism, and raw material and packaging supply and transportation challenges that impacted the efficiency of our operations and our ability to fulfill customer orders for our products. In addition, we also experienced increased volatility in customer order patterns for certain products that may be related to market supply and demand disruptions cause by the global pandemic, as well as some delays in our customers' ability to pick up orders due to transport shortages. It is possible that due to continuing effects of the pandemic, including the emergence of new variants, we could continue to experience higher than normal employee absences that cause further interruptions in our plant operations, and we may not be exempt from future government closure orders depending on the specific circumstances. Despite our efforts to manage these impacts, they also depend on factors beyond our knowledge or control, including the duration and severity of the COVID-19 pandemic, actions taken by various government institutions and agencies to contain its spread and mitigate its public health effects, and the availability of vaccines and their effectiveness against new variants of the virus. As a result, we cannot reasonably estimate the impact of the COVID-19 pandemic on our business and financial results, but the impact could be material and last for an extended period.

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

SUNOPTA INC.	10	January 1, 2022 Form 10-K

Even if a situation does not necessitate a recall or withdrawal, product liability claims might be asserted against us. If a product recall or withdrawal were to lead to a decline in sales of a similar or related product sold by a customer or other third party, that party could also initiate litigation against us. While we are subject to governmental inspection and regulations and believe our facilities and those of our co-packers comply in all material respects with all applicable laws and regulations, if the consumption of any of our products causes, or is alleged to have caused, a health-related illness in the future, we may become subject to claims or lawsuits relating to such matters. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that our products caused illness or physical harm could adversely affect our reputation with existing and potential customers and consumers, as well as our corporate and brand image.

Moreover, future claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. Further, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a future product recall could have a material and adverse effect on our business, financial condition and results of operations.

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

Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of claims that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices, and breach of state consumer protection statutes (such as Proposition 65 in California). The FTC and/or state attorneys general may bring legal actions that seek to remove a product from the marketplace and/or impose fines and penalties. Even if not merited, class claims, actions by the FTC or state attorneys general enforcement actions could be expensive to defend and could adversely affect our reputation with existing and potential customers and consumers, as well as our corporate and brand image, which could have a material and adverse effect on our business, financial condition and results of operations.

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
SUNOPTA INC.	11	January 1, 2022 Form 10-K

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

In addition, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as "certified organic," and we manufacture a number of organic products that are covered by these regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our "organic" certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our "organic" certification could materially and adversely affect our business, financial condition and results of operations.

Our business is also required to comply with the Food Safety Modernization Act ("FSMA") and the FDA's implementing regulations. FSMA requires, among other things, that food facilities conduct a contamination hazard analysis, implement risk-based preventive controls, and develop track-and-trace capabilities. If we are found to be in violation of applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

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

Changes in any government laws and regulations applicable to our operations could increase our compliance costs, negatively affect our ability to sell certain products or otherwise adversely affect our results of operations. In addition, while we believe we are in material compliance with all laws and regulations applicable to our operations, we cannot be certain that we have been, or will at all times be, in compliance with all food production and health requirements, or that we will not incur material costs or liabilities in connection with these requirements. Our failure to comply with any laws, regulations or policies applicable to our business could result in fines, lawsuits, enforcement actions, penalties or loss of the ability to sell certain products, any of which could materially and adversely affect our business, financial condition and results of operations.

We may not realize some or all of the anticipated benefits of our capital investment plans in the anticipated time frame or at all

We depend on our ability to evolve and grow, and as changes in our business environments occur, we may adjust our strategic business plans, from time to time, to meet these changes. Capital investment plans often require a substantial amount of management, operational, and financial resources, which may divert our attention and resources from existing core businesses, potentially disrupting our operations and adversely affecting our relationships with suppliers and customers. In addition, delays and unexpected costs or changes in demand and pricing may occur that could result in our not realizing all or any of the anticipated benefits on our expected timetable or at all, and there can be no assurance that any benefits we realize from our capital investments will be sufficient to offset the costs that we may incur.

Our operations are subject to the general risks associated with acquisitions and divestitures

We have made several acquisitions and divestitures in recent years that align with our strategic initiative of delivering long-term value to shareholders. We regularly review strategic opportunities to grow through acquisitions and to divest unprofitable or non-strategic assets. Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumptions of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges if purchase assumptions are not achieved, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact our financial results and business reputation. In addition, acquisitions outside the U.S. or Canada may present unique challenges and increase our exposure to the risks associated with foreign operations.

SUNOPTA INC.	12	January 1, 2022 Form 10-K

We may require additional capital, which may not be available on favorable terms or at all

We have grown via a combination of internal growth and acquisitions requiring significant financial resources. Our ability to raise capital, through debt or equity financing, is directly related to our ability to both continue to grow and improve returns from our operations. Debt or equity financing may not be available to us on favorable terms or at all. In addition, any future equity financing would dilute our current shareholders and may result in a decrease in our share price if we are unable to realize adequate returns. We may not be able to continue to fund internal growth and/or acquire complementary businesses without continued access to capital resources.

Impairment charges related to long-lived assets or goodwill could adversely impact our financial condition and results of operations

A significant portion of our total assets is comprised of property, plant and equipment and intangible assets. In addition, prior to fiscal 2019, we recognized accumulated impairment losses of $213.8 million related to goodwill that arose from business acquisitions. We are required to perform impairment tests of our long-lived assets and goodwill annually, or at any time when events occur that could affect the value of these assets. We may engage in additional acquisitions, which could result in our recognition of additional long-lived assets and goodwill. If the financial performance of the acquired businesses or assets does not meet our expectations, we could be required to record significant impairments to long-lived assets and/or goodwill, which could materially and adversely impact our business, financial condition and results of operations.

We operate in a highly competitive industry

We operate businesses in the highly competitive food industry in North America. We compete with large U.S. and international food ingredient and consumer-packaged food companies. These competitors may have financial resources larger than ours and may be able to benefit from economies of scale, pricing advantages, and greater resources to launch new products that compete with our offerings. In addition, we may have to compete for limited supplies of certain raw materials with competitors having greater resources than we have. We have little control over and cannot otherwise affect these competitive factors. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, financial condition and results of operations may be materially and adversely affected.

Our customers generally are not obligated to continue purchasing products from us

Many of our customers buy from us under short-term, binding purchase orders. As a result, these customers are not committed to maintain or increase their sales volumes or orders for the products supplied by us. Decreases in our customers' sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition and results of operations.

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business and our results of operations. Our ten largest customers accounted for approximately 68% of consolidated revenues for the year ended January 1, 2022. The loss, decrease or cancellation of business with any of our large customers could materially and adversely affect our business, financial condition and results of operations.

Consumer food preferences are difficult to predict and may change

Our success depends, in part, on our ability and our customers' ability to offer products that anticipate the tastes and dietary habits of consumers and appeal to their preferences on a timely and affordable basis. A significant shift in consumer demand away from our products or products that utilize our integrated foods platform, or a failure to maintain our current market position, could reduce our sales and harm our business. Consumer trends change based on a number of factors, including nutritional values, a change in consumer preferences, or general economic conditions. Additionally, there is a growing focus among some consumers to buy local food products in an attempt to reduce the carbon footprint associated with transporting food products from longer distances, which could result in a decrease in the demand for food products and ingredients that we import from other countries or transport from remote processing locations or growing regions. Further, failures by us or our competitors to deliver quality products could erode consumer trust. These changes could lead to, among other things, reduced demand and price decreases, which could have a material adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	13	January 1, 2022 Form 10-K

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex. We rely on suppliers for our raw materials and for the packaging and distribution of many of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Additionally, many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continuously monitor our inventory and product mix against forecasted demand to reduce the risk of not having adequate supplies to meet consumer demand or the risk of having too much inventory that may reach its expiration date. The COVID-19 pandemic has increased the challenges of managing our supply chain, and the pandemic could continue to cause unpredictable supply-chain interruptions or other adverse effects on our supply chain. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could fall, which could have a material adverse effect on our business, financial condition and results of operations.

Some of our operations are subject to seasonal supply fluctuations. For example, we purchase strawberries and other fruit from growers in California and Mexico during the peak growing season, which occurs during the first two quarters of the year. As a result, our costs may be higher during these periods. We may not be successful in counteracting or smoothing out the effects of seasonality, and we expect that certain parts of our operations will continue to remain subject to significant supply seasonality.

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

Volatility in the prices of raw materials, packaging, freight, fuel and energy could increase our cost of sales and reduce our gross margins

Raw materials represent a significant portion of our cost of sales. Our cost to purchase raw materials, such as agricultural commodities and ingredients, packaging, freight, fuel, and energy, can fluctuate depending on many factors, including environmental, economic and political conditions, and pricing volatility. Additional qualitative and quantitative disclosures about these risks can be found in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of this report. If our input costs increase due to any of the above factors, we may not be able to pass along the increased costs to our customers, which could have a material adverse effect on our business, financial condition and results of operations.

Our future results of operations may be adversely affected by the availability of non-GMO and organic commodities and ingredients

Our ability to ensure a continuing supply of non-GMO and organic commodities and ingredients at competitive prices depends on many factors beyond our control, such as the number and size of farms that grow non-GMO and organic crops, climate conditions, changes in national and world economic conditions, currency fluctuations, and forecasting adequate need of seasonal ingredients.

The non-GMO and organic commodities and ingredients that we use in the production of our products (including, among others, fruits, grains, seeds, nuts, sweeteners, and flavorings) are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes, and pestilences. Natural disasters and adverse weather conditions (including the potential effects of climate change) can lower crop yields and reduce crop size and crop quality, which in turn could reduce our supplies of non-GMO and organic commodities and ingredients or increase the prices of non-GMO and organic commodities and ingredients. If our supplies of non-GMO and organic ingredients are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition and results of operations.

Adverse weather conditions and natural disasters could impose costs on our business

Raw materials for our products are vulnerable to adverse weather conditions and natural disasters, including windstorms, hurricanes, earthquakes, floods, droughts, fires, and temperature and precipitation extremes, some of which are common but difficult to predict, as well as crop disease and infestation. Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change. Unfavorable growing conditions could reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Adverse weather conditions or natural disasters may adversely affect our supply of one or more food products or prevent or impair our ability to ship products as planned. These factors can increase acquisition and production costs, decrease our sales volumes and revenues, and lead to additional charges to earnings, which could have a material adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	14	January 1, 2022 Form 10-K

A significant portion of our strawberry supply is sourced from California, which has experienced severe drought conditions from time to time, resulting in lost crops and water restrictions for growers in California. As strawberry growers are largely dependent on well water, diminishing groundwater resources could also lead to a reduced strawberry supply. In addition, due to recurring drought conditions, California could continue to experience significant wildfires, with the potential for direct fire damage to agriculture, together with adverse effects on crops of heavy smoke and delayed harvests. Drought conditions are a recurring feature of California's climate, and existing and future water conservation laws could negatively impact the agricultural industry in California and have a material adverse effect on our business, financial condition and results of operations.

An interruption at one or more of our manufacturing facilities could negatively affect our business, and our business continuity plan may prove inadequate

We own or lease, manage and operate a number of manufacturing, processing, packaging, storage and office facilities. We may be unable to accept and fulfill customer orders as a result of disasters, epidemics, business interruptions or other similar events. Some of our inventory and manufacturing facilities are located in areas that are susceptible to harsh weather, and the production of certain of our products is concentrated in a few geographic areas. In addition, we store chemicals used in the equipment for quick freezing of fruit or used for cooling processes during ingredient processing, and our storage of these chemicals could lead to risk of leaks, explosions or other events. Although we have a business continuity plan, our business continuity might not address all of the issues we may encounter in the event of a disaster or other unanticipated issues. Our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a natural disaster, or other catastrophic event were to destroy any part of any of our facilities or interrupt our operations for any extended period of time, or if harsh weather or epidemics prevent us from delivering products in a timely manner, our business, financial condition and results of operations could be materially adversely affected. In addition, if we fail to maintain our labor force at one or more of our facilities, we could experience delays in production or delivery of our products, which could have a material adverse effect on our business, financial condition and results of operations.

Technology failures could disrupt our operations and negatively impact our business

In the normal course of business, we rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Information technology systems are also integral to our internal and external financial reporting. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers, consumers, and suppliers, depends on information technology. Our information technology systems may be vulnerable to a variety of interruptions as a result of updating our enterprise platform or due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. These events could compromise our confidential information, impede, or interrupt our business operations, and may result in other negative consequences, including remediation costs, loss of revenue, litigation and reputational damage.

Our reputation and our relationships with customers, consumers and suppliers would be harmed if our systems are accessed by unauthorized persons

We maintain certain personal data, including personal data regarding our personnel, customers, consumers, and suppliers. This data is maintained on our own systems, as well as systems of third parties we use in our operations. If a breach or other breakdown results in the disclosure of confidential or personal information, we may suffer reputational, competitive and/or business harm. While we have implemented administrative and technical controls and taken other preventive actions to reduce the risk of cyber incidents and protect our information technology, our controls and other preventative actions may be insufficient to prevent physical and electronic break-ins, cyber-attacks or other security breaches to our computer systems. Our insurance may not provide sufficient coverage to protect against related losses. Consequently, any data breach or other access of our systems by unauthorized persons could have a material adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	15	January 1, 2022 Form 10-K

Changes in laws and regulations of privacy and protection of user data could adversely affect our business

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage, and use of proprietary information and personally-identifying information, including the California Consumer Privacy Act of 2018. The regulatory environment surrounding information security and data privacy varies from jurisdiction to jurisdiction and is constantly evolving and increasingly demanding. The restrictions imposed by such laws continue to develop and may require us to incur substantial costs, adopt additional compliance measures, such as notification requirements and corrective actions in the event of a security breach, and/or change our current or planned business models.

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

If we face labor shortages or increased labor costs, our results of operations and our growth could be adversely affected

Labor is a significant component of the cost of operating our business. Our ability to meet our labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, and governmental labor and employment requirements. In the event of increasing wage rates, if we fail to increase our wages competitively, the quality of our workforce could decline. Increasing our wages could cause our earnings to decrease if we are unable to pass resulting cost increases along to our customers. If we face labor shortages or increased labor costs because of increased competition for employees from our competitors and other industries, higher employee-turnover rates, or increases in the federal- or state-mandated minimum wage, change in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers' compensation insurance), our operating expenses could increase and our business, financial condition and results of operations could be materially and adversely affected.

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

We rely on protection of our intellectual property and proprietary rights

Our success depends in part on our ability to protect our intellectual property rights. We rely primarily on patent, copyright, trademark, and trade secret laws to protect our proprietary technologies. Our policy is to protect our technology by, among other things, filing patent applications for technology relating to the development of our business in the U.S. and in selected foreign jurisdictions. Our trademarks and brand names are registered in the U.S., Canada, and other jurisdictions. We intend to keep these filings current and seek protection for new trademarks to the extent consistent with business needs. We also rely on trade secrets and proprietary know-how and confidentiality agreements to protect certain of the technologies and processes that we use. The failure of any patents, trademarks, trade secrets or other intellectual property rights to provide protection to our technologies would make it easier for our competitors to offer similar products, which could result in lower revenues and/or margins and could have a material adverse effect on our business, financial condition and results of operations.

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

SUNOPTA INC.	16	January 1, 2022 Form 10-K

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition and results of operations could be adversely impacted.

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

We are subject to substantial environmental regulation and policies

We are, and expect to continue to be, subject to substantial federal, state, provincial and local environmental regulations. Some of the key environmental regulations to which we are subject include air quality regulations of the EPA and certain city, state and provincial air pollution control groups, waste treatment/disposal regulations, sewer regulations under agreements with local city sewer districts, regulations governing hazardous substances, stormwater regulations and bioterrorism regulations. For a more detailed summary of the environmental regulations and policies to which we are subject, see "Item 1. Business-Regulation" of this report. Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, water consumption and treatment, stormwater discharge, solid waste, land spreading and hazardous waste.

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

Climate change laws could have an impact on our financial condition and results of operations

Legislative and regulatory authorities in the U.S., Canada and internationally will likely continue to consider numerous measures related to climate change and greenhouse gas emissions. In order to produce, manufacture and distribute our products, we and our suppliers use fuels, electricity, and various other inputs that result in the release of greenhouse gas emissions. Concerns about the environmental impacts of greenhouse gas emissions and global climate change may result in environmental taxes, charges, regulatory schemes, assessments, or penalties, which could restrict or negatively impact our operations, as well as those of our suppliers, who would likely pass all or a portion of their costs along to us. We may not be able to pass any resulting cost increases along to our customers. Any laws or regulations regarding greenhouse gas emissions or other climate change laws enacted by the U.S., Canada, or any other international jurisdiction where we conduct business could materially and adversely affect our business, financial condition and results of operations.

Fluctuations in exchange rates and interest rates could adversely affect our business, financial condition, results of operations or liquidity

We are exposed to foreign exchange rate fluctuations as our non-U.S.-based operations purchase raw materials and incur operating costs in local currencies. We are exposed to changes in interest rates as a significant portion of our debt bears interest at variable rates. Additional qualitative and quantitative disclosures about these risks can be found in "Item 7A. Quantitative and Qualitative Disclosures About Market Risk" of this report. As a result of these exposures, fluctuations in exchange rates and interest rates could adversely affect our business, financial condition, results of operations or liquidity.

SUNOPTA INC.	17	January 1, 2022 Form 10-K

Our foreign operations and suppliers expose us to additional risks

Our operations and raw material suppliers outside of the U.S. and Canada expose us to certain risks inherent in doing business abroad, including exposure to local laws and regulations, political and civil unrest, and economic conditions. For example, our frozen fruit processing facility in Mexico is located in the State of Michoacán, near areas where there have been incidents of unrest. If we grow our business globally, we may have difficulty anticipating and effectively managing these and other risks, which could adversely impact our business, financial condition and results of operations.

Risks Related to Our Indebtedness

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations

An increase in the level of our indebtedness and the degree to which we are leveraged could adversely affect our business, financial condition and results of operations, including, without limitation, impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, or other general corporate purposes. In addition, we may have to use a substantial portion of our cash flow to pay principal and interest on our indebtedness, which may reduce the funds available to us for other purposes. If we do not generate sufficient cash flows to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing, or delaying capital investments or seeking to raise additional capital. A high level of indebtedness and leverage could also make us more vulnerable to economic downturns and adverse industry conditions and may compromise our ability to capitalize on business opportunities, and to react to competitive pressures as compared to our competitors.

Our debt and equity agreements restrict how we may operate our business, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan

The agreements governing our debt and preferred equity instruments contain restrictive covenants that limit the discretion of our management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to obtain additional debt financing or preferred equity, to create other liens, to complete a merger, amalgamation, or consolidation, to make certain distributions or make certain payments, investments and guarantees and to sell or otherwise dispose of certain assets. These restrictions may hinder our ability to execute on our growth strategy or prevent us from implementing parts of our business plan.

Our business could be materially and adversely affected if we are unable to meet the financial covenants of our credit agreement

Our credit agreement requires us to maintain a minimum fixed charge coverage ratio if excess availability is below certain thresholds and a maximum senior funded leverage ratio covenant with respect to the delayed draw term loan facility. Our ability to comply with the financial covenant under the credit agreement will depend on the success of our businesses, our operating results, and our ability to achieve our financial forecasts. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenant and terms of the credit agreement. Failure to comply with the financial covenant and other terms could result in an event of default and the acceleration of amounts owing under the credit agreement unless we are able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the credit agreement on terms (including, but not limited to, the payment of consent fees) that may be unfavorable to us. If we fail to comply with the financial covenant and we are unable to negotiate a covenant waiver or replace or refinance the credit agreement on favorable terms, our business, financial condition and results of operations will be materially and adversely impacted.

Risks Related to Significant Investors and Shareholder Activism

Our significant investors may have interests that conflict with those of our debtholders and other stakeholders

As at January 1, 2022, Oaktree Capital Management L.P., a private equity investor (together with its affiliates, "Oaktree") held an approximately 18% voting interest in the Company and has nominated two members of our Board of Directors. In addition, as at January 1, 2022, Engaged Capital, LLC (together with its affiliates, "Engaged Capital") held an approximately 14% voting interest in the Company and has nominated one member of our Board.

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

SUNOPTA INC.	18	January 1, 2022 Form 10-K

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

The exchange of outstanding convertible preferred stock, exercise of stock-based awards, participation in our employee stock purchase plan, and issuance of additional securities in connection with acquisitions or otherwise could result in dilution in the value of our common shares and the voting power represented thereby. Furthermore, to the extent common shares are issued pursuant to the exchange of outstanding convertible preferred stock, exercise of stock-based awards, participation in our employee stock purchase plan, and issuance of additional securities, our share price may decrease due to the additional amount of common shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others, which could place further downward pressure on our share price. Moreover, the holders of our stock options may hedge their positions in our common shares by short selling our common shares, which could further adversely affect our stock price.

SUNOPTA INC.	19	January 1, 2022 Form 10-K

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

Item 1B. Unresolved Staff Comments

None.

SUNOPTA INC.	20	January 1, 2022 Form 10-K

Item 2. Properties

The following table lists the location, description, ownership and operating segment of our production facilities and corporate headquarters:

Location	Facility Description	Owned/Leased	Lease End Date
Plant-Based Foods and Beverages
Alexandria, Minnesota	Aseptic beverage processing	Owned
Alexandria, Minnesota	Ingredient processing	Owned
Allentown, Pennsylvania	Aseptic beverage processing	Leased	April 2027(1)
Modesto, California	Aseptic beverage processing	Leased	May 2024(1)
Breckenridge, Minnesota	Sunflower processing	Owned
Crookston, Minnesota	Sunflower processing and roasting operations	Owned
Grace City, North Dakota	Sunflower processing	Owned
Fruit-Based Foods and Beverages
Omak, Washington	Fruit snack processing	Leased	May 2027
St. David's, Ontario	Fruit snack processing	Leased	December 2026(2)
Edwardsville, Kansas	Frozen fruit processing	Owned
Oxnard, California	Frozen fruit processing	Owned
Oxnard, California	Frozen fruit processing	Leased	December 2029
Jacona, Mexico	Frozen fruit processing	Owned
Corporate Services
Eden Prairie, Minnesota	Executive office, innovation center and pilot plant	Leased	December 2033(1)

(1) Lease includes two five-year renewal options.

(2) Lease includes a three-year renewal option.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see note 23 of the consolidated financial statements at Item 15 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

SUNOPTA INC.	21	January 1, 2022 Form 10-K

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares trade in U.S. dollars on The NASDAQ Global Select Market under the symbol "STKL," and in Canadian dollars on the TSX under the symbol "SOY."

As at January 1, 2022, we had approximately 340 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our results of operations, financial condition and capital requirements, restrictions of debt and equity agreements to which we are a party, and other factors considered relevant by our Board of Directors. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

Equity Compensation Plan Information

The following table provides information as at January 1, 2022, with respect to our common shares that may be issued under the Company's stock incentive and employee share purchase plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders:
2013 Stock Incentive Plan	2,306,906 (1)	$7.75 (3)	4,373,448
Employee Stock Purchase Plan	-		634,082
Equity compensation plans not approved by securities holders:
CEO Plan	2,242,263 (2)	$3.15 (3)	-
Total	4,549,169	$5.29 (3)	5,007,530

(1) Represents common shares of the Company issuable in respect of 1,059,378 stock options, 506,011 restricted stock units ("RSUs") and 741,517 performance share units ("PSUs") granted to selected employees and directors of the Company.

(2) Represents common shares of the Company issuable in respect of 1,222,243 stock options, 309,236 RSUs and 710,784 PSUs granted to the Chief Executive Officer and Chief Financial Officer of the Company

(3) Vested RSUs and PSUs entitle the holder to receive one common share per unit without payment of additional consideration. Accordingly, these units are disregarded for purposes of computing the weighted-average exercise price.

SUNOPTA INC.	22	January 1, 2022 Form 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced January 1, 2017.

	2016	2017	2018	2019	2020	2021
SunOpta Inc.	100.00	109.93	54.47	35.32	165.53	98.58
Nasdaq Industrial Index	100.00	124.05	120.54	154.02	233.91	254.52
S&P/TSX Composite Index	100.00	106.03	93.03	112.30	114.04	138.82

Assumes that $100.00 was invested in our common shares and in each index on January 1, 2017.

Item 6. [Reserved]

SUNOPTA INC.	23	January 1, 2022 Form 10-K

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section provides analysis of our operations and financial position for the fiscal year ended January 1, 2022 and includes information available to March 2, 2022, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the consolidated financial statements included elsewhere in this report.

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

Forward-looking statements contained in this commentary are based on our current estimates, expectations, and projections, which we believe are reasonable as of the date of this report. Forward-looking statements are not guarantees of future performance or events. You should not place undue importance on forward-looking statements and should not rely upon this information as of any other date. Other than as required under securities laws, we do not undertake to update any forward-looking information at any particular time. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements, and we hereby qualify all our forward-looking statements by these cautionary statements.

Unless otherwise noted herein, all currency amounts in this MD&A are expressed in U.S. dollars. All tabular dollar amounts are expressed in thousands of U.S. dollars, except per share amounts.

Overview

We procure, process, and package plant-based and fruit-based food and beverage products for sale to retailers, foodservice operators, branded food companies, and food manufacturers. The composition of our operating segments is as follows:

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and powder ingredients (utilizing oat, almond, rice, soy, coconut, hemp, and other bases), as well as broths, teas, and nutritional beverages. In addition, we package dry- and oil-roasted inshell sunflower and sunflower kernels, and we process and sell raw sunflower inshell and kernel for food and feed applications.
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

Until December 2020, we had a third operating segment referred to as Global Ingredients that comprised Tradin Organic, which we sold in December 2020 (as discussed below under "Recent Developments"), and our soy and corn business, which we sold February 2019.

SUNOPTA INC.	24	January 1, 2022 Form 10-K

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2021 was a 52-week period ending on January 1, 2022, fiscal year 2020 was a 53-week period ending on January 2, 2021, and fiscal year 2019 was a 52-week period ending on December 28, 2019. Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for fiscal year 2020 was insignificant relative to the current and preceding periods.

Recent Developments

Impact of COVID-19

We continue to actively address the impacts of the COVID-19 global pandemic on our operations. We began to experience impacts to our business and results of operations late in the first quarter of 2020, and these impacts continued throughout the remainder of 2020. As a result, we saw significant shifts in the mix of our business, resulting in lower demand for our food and beverage products from the foodservice channel due to the full or partial closure of many foodservice outlets, and an increase in demand from retail customers as consumers increased their at-home food and beverage consumption.

In 2021, with the easing of COVID-19 restrictions, we experienced overall higher foodservice demand and lower retail volumes, compared with 2020, as more foodservice outlets reopened and consumer buying patterns adapted to the evolving environment. However, these trends remained unstable throughout 2021 as the emergence of COVID-19 variants caused case levels to fluctuate in certain areas of the U.S. In addition, commencing in the third quarter of 2021, we began to experience more incidents of supply chain disruptions that we believe are related to the continuing impact of COVID-19 pandemic, including reduced labor productivity due to higher-than-normal labor turnover and increased health related absenteeism, and raw material supply and transportation challenges that impacted the efficiency of our operations and our ability to fulfill customer orders for our products. These disruptions have resulted in higher commodity inflation and input costs that we were not able to fully pass through in 2021, due to the timing of price adjustments in our contracts with customers. These contractual restrictions relating to price adjustments could make it difficult for us to fully pass-through higher input costs caused by temporary volatility associated with the COVID-19 pandemic. We also experienced increased volatility in customer order patterns for certain products that we believe may be related to market supply and demand disruptions caused by the global pandemic, as well as some delays in our customers' ability to pick up orders due to transport shortages. Despite these disruptions, we have continued to prioritize our customer relationships, at the expense of higher production and transportation costs to maintain supply of our products.

Notwithstanding the volatility, disruptions and uncertainties associated with COVID-19 to date, in addition to incremental direct costs we have incurred to provide wage incentives and personal protection equipment for our plant employees, and to implement additional cleaning and disinfecting protocols at our facilities, the overall impact of the pandemic on our operations has not had a significant impact on our liquidity or capital resources. However, given the uncertainty about the duration and severity of the continuing pandemic, we will continue to assess our liquidity needs while managing our discretionary spending and capital expenditures as required.

Construction of New Plant-Based Beverage Facility

We are constructing a new 285,000 square foot plant-based beverage facility in Midlothian, Texas. The location of this facility will complement our existing network of beverage plants in California, Minnesota, and Pennsylvania. The facility will be occupied under a 15-year building operating lease, with extension options, which will commence after substantial completion of the building by the landlord. The aggregate base rent for the building will amount to approximately $46 million over the initial 15-year term of the lease, and payments will commence after completion of the building by the landlord, which is expected to occur in 2022. We expect to incur capital expenditures of approximately $118 million related to the build-out of the facility and the purchase of manufacturing equipment for the facility. We have secured $50 million of lease financing for the build-out of the facility and we expect to principally finance the manufacturing equipment under the existing $75 million delayed draw term loan of our asset-based credit facility (as described below under "Liquidity and Capital Resources".)

Exit from Fruit Ingredient Processing Facility

In July 2021, we completed the exit from our leased South Gate, California, fruit ingredient processing facility. In connection with this closure, we ceased production of fruit-based yogurt and bakery applications, while transferring the production of fruit-based toppings to other facilities. During 2021, we recognized charges of $5.5 million for asset impairments, severance benefits, and asset relocation costs incurred in connection with this exit activity.

SUNOPTA INC.	25	January 1, 2022 Form 10-K

Acquisition of Dream® and WestSoy® Brands

On April 15, 2021, we paid $31.7 million to acquire the Dream and WestSoy plant-based beverage brands and related private label products in North America from The Hain Celestial Group, Inc. for The Dream brand comprises shelf-stable, plant-based milks, including rice, soy, almond, coconut, and oat varieties, and the WestSoy brand comprises shelf-stable soy beverages that are organic certified. We currently produce approximately one-half of the Dream product line and all of the WestSoy products, and we intend to bring production of the remaining Dream products in-house, as we expand the capacity of our plant-based beverage network. These brands complement our core private label and co-manufacturing plant-based beverage business and provide a potential platform for marketing our own plant-based product innovations.

Sale of Tradin Organic

On December 30, 2020, we completed the sale of Tradin Organic, which included its global organic and non-GMO ingredient sourcing operations, together with its consumer-packaged premium juice co-manufacturing business, and ingredient processing facilities.

We received cash consideration from the sale of $373.7 million (€305.1 million), net of cash acquired and debt assumed by the purchaser, and subject to post-closing adjustments, and realized a cash loss in 2020 of $12.7 million on a foreign currency forward contract that was entered into in order to economically hedge the euro-denominated cash consideration. We recognized a pre-tax gain on sale of $111.8 million, which is included in the earnings from discontinued operations for the year ended January 2, 2021.

Proceeds from the divestiture of Tradin were initially used to repay approximately $355 million of outstanding debt on December 31, 2020, including the redemption and retirement of the $223.5 million outstanding principal amount of our 9.5% senior secured second lien notes due October 2022.

Consolidated Results of Operations for Fiscal Years 2021 and 2020

	January 1, 2022	January 2, 2021	Change	Change
	$	$	$	%
Revenues
Plant-Based Foods and Beverages	470,754	415,164	55,590	13.4%
Fruit-Based Foods and Beverages	341,870	374,049	(32,179)	-8.6%
Total revenues	812,624	789,213	23,411	3.0%

Gross Profit
Plant-Based Foods and Beverages	76,336	80,497	(4,161)	-5.2%
Fruit-Based Foods and Beverages	21,749	28,580	(6,831)	-23.9%
Total gross profit	98,085	109,077	(10,992)	-10.1%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	36,981	50,780	(13,799)	-27.2%
Fruit-Based Foods and Beverages	(9,320)	(7,321)	(1,999)	-27.3%
Corporate Services	(17,512)	(31,151)	13,639	43.8%
Total segment operating income	10,149	12,308	(2,159)	-17.5%

Other expense, net	8,890	23,393	(14,503)	-62.0%
Earnings (loss) from continuing operations before the following	1,259	(11,085)	12,344	111.4%
Interest expense, net	8,769	30,042	(21,273)	-70.8%
Loss on retirement of debt	-	8,915	(8,915)	-100.0%
Income tax benefit	(3,366)	(2,740)	(626)	-22.8%
Loss from continuing operations(2),(3)	(4,144)	(47,302)	43,158	91.2%
Earnings from discontinued operations	-	124,820	(124,820)	-100.0%
Net earnings (loss)	(4,144)	77,518	(81,662)	-105.3%
Dividends and accretion on preferred stock	(4,197)	(10,328)	6,131	59.4%

Earnings (loss) attributable to common shareholders(4)	(8,341)	67,190	(75,531)	-112.4%

SUNOPTA INC.	26	January 1, 2022 Form 10-K

(1)  When assessing the financial performance of our operating segments, we use an internal measure of operating income/loss that excludes other income/expense items determined in accordance with U.S. GAAP. This measure is the basis on which management, including the CEO, assesses the underlying performance of our operating segments.

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

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
	$	$	$	$
January 1, 2022
Segment operating income (loss)	36,981	(9,320)	(17,512)	10,149
Other expense, net	(280)	(6,807)	(1,803)	(8,890)
Earnings (loss) from continuing operations before the following	36,701	(16,127)	(19,315)	1,259

January 2, 2021
Segment operating income (loss)	50,780	(7,321)	(31,151)	12,308
Other expense, net	(2,721)	(8,652)	(12,020)	(23,393)
Earnings (loss) from continuing operations before the following	48,059	(15,973)	(43,171)	(11,085)

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

(2)  When assessing our financial performance, we use an internal measure of net earnings/loss determined in accordance with U.S. GAAP that excludes specific items recognized in other income/expense, asset impairment losses, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings/loss from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	January 1, 2022		January 2, 2021
		Per Share		Per Share
For the years ended	$	$	$	$
Loss from continuing operations	(4,144)		(47,302)
Dividends and accretion on preferred stock	(4,197)		(10,328)
Loss from continuing operations attributable to common shareholders	(8,341)	(0.08)	(57,630)	(0.65)
Adjusted for:
Business development costs(a)	6,209		-
Costs related to exit from fruit ingredient processing facility(b)	5,504		-
Restructuring costs(c)	1,432		9,897
Long-lived asset impairments and facility closure costs(d)	1,063		2,676
Start-up costs(e)	745		1,883
Workforce reduction charges(f)	499		-
Loss on foreign currency forward contract(g)	-		12,658
Loss on retirement of debt(h)	-		8,915
Other(i)	261		(189)
Net income tax effect(j)	(5,827)		255
Adjusted earnings (loss)	1,545	0.01	(21,535)	(0.24)

(a) Represents third-party costs associated with business development activities, including costs related to the evaluation, execution, and integration of external acquisitions and divestitures, and internal expansion projects and other strategic initiatives. For 2021, these costs included the transition and integration of the acquired Dream and WestSoy brands, project development activities related to our new plant-based beverage facility under construction in Texas, and the exploration of other potential strategic opportunities, which were recorded in cost of goods sold ($0.6 million) and SG&A expenses ($4.9 million), as well as the assessment of post-closing adjustments related to the divestiture of Tradin Organic, which were recorded in other expense ($0.7 million).

(b) For 2021, reflects closure costs related to the exit from our fruit ingredient processing facility, including long-lived asset impairment charges ($3.0 million), equipment relocation costs ($0.8 million) and employee termination costs ($1.1 million) recorded in other expense, and inventory write-offs of $0.6 million recorded in cost of goods sold.

SUNOPTA INC.	27	January 1, 2022 Form 10-K

(c) For 2021, represents costs to complete the exit from our Santa Maria, California, frozen fruit processing facility, which were recorded in other expense. For 2020, reflects professional fees of $1.0 million and employee retention costs of $0.6 million recorded in SG&A expenses; and long-lived asset impairment and facility closure costs of $6.4 million, mainly related to the Santa Maria facility exit, together with employee termination costs of $2.8 million (offset by the reversal of $0.9 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), which were recorded in other expense.

(d) For 2021, mainly reflects costs related to the relocation of our executive office and innovation center into Eden Prairie, Minnesota, and the vacating of our former leased facility, which were recorded in other expense. For 2020, reflects the write-down of owned and right-of-use assets related to the consolidation of roasting lines at our Crookston, Minnesota, facility, which was recorded in other expense.

(e) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For 2021 and 2020, start-up costs related to expansion projects within our plant-based beverage and ingredient operations, which were recorded in cost of goods sold.

(f) For 2021, represents severance and related benefit charges related to workforce reduction actions in our frozen fruit operations to reduce overhead costs, which were recorded in other expense.

(g) For 2020, reflects a loss on a foreign currency forward contract to economically hedge the cash consideration from the sale of Tradin Organic, which was recorded in other expense.

(h) For 2020, reflects the premium paid ($5.3 million) and write-off of unamortized debt issuance costs ($3.6 million) on the redemption and retirement of our second lien notes, which were recorded in non-operating expenses.

(i) For 2021, other includes a $0.5 million loss from the settlement of employment-related legal matter, partially offset by a gain related to a project cancellation, which were recorded in other expense/income. For 2020, other includes a loss of $2.4 million from the settlement of a customer claim related to the recall of certain sunflower products in 2016, net of gains of $2.2 million from the settlement of unrelated matters, and reversal of previously accrued costs related to the withdrawal of certain consumer-packaged products, which was recorded in other income/expense.

(j) Reflects the tax effect of the preceding adjustments to earnings calculated based on our estimated annual effective tax rate.

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

	January 1, 2022	January 2, 2021
For the years ended	$	$
Loss from continuing operations	(4,144)	(47,302)
Income tax benefit	(3,366)	(2,740)
Loss on retirement of debt(a)	-	8,915
Interest expense, net	8,769	30,042
Other expense, net	8,890	23,393
Total segment operating income	10,149	12,308
Depreciation and amortization	34,641	30,308
Stock-based compensation(b)	9,100	12,570
Business development costs(c)	5,506	-
Start-up costs(d)	745	1,883
Costs related to exit from fruit ingredient processing facility(e)	572	-
Restructuring costs(f)	-	1,649
Adjusted EBITDA	60,713	58,718

(a) For 2020, reflects the premium paid ($5.3 million) and write-off of unamortized debt issuance costs ($3.6 million) on the redemption and retirement of our second lien notes, which were recorded in non-operating expenses.

(b) For 2020, stock-based compensation of $12.6 million was recorded in SG&A expenses and the reversal of $0.9 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(c) For 2021, third-party business development costs reflected the transition and integration of the acquired Dream and WestSoy brands, project development activities related to our new plant-based beverage facility under construction in Texas, and the exploration of other potential strategic opportunities, which were recorded in cost of goods sold ($0.6 million) and SG&A expenses ($4.9 million).

(d) For 2021 and 2020, reflects start-up costs related to expansion projects within our plant-based beverage and ingredient operations, which were recorded in cost of goods sold.

(e) For 2021, reflects inventory write-offs related to the exit from our fruit ingredient processing facility, which were recorded in cost of goods sold.

(f) For 2020, reflects professional fees of $1.0 million and employee retention costs of $0.6 million recorded in SG&A expenses.

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
SUNOPTA INC.	28	January 1, 2022 Form 10-K

  adjusted EBITDA does not include the payment/recovery of taxes, which is a necessary element of our operations;
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

Revenues for the year ended January 1, 2022 increased by 3.0% to $812.6 million from $789.2 million for the year ended January 2, 2021. Excluding the impact of incremental revenues from changes in commodity-related pricing (an increase in revenues of $14.8 million) and the acquisition of the Dream and WestSoy brands (an increase in revenues of $13.4 million), partially offset by the impact of the 53rd week of sales in fiscal 2020 (a decrease in revenues of $6.2 million), revenues increased by 0.2% in 2021, compared with 2020.

For the year ended January 1, 2022, Plant-Based Foods and Beverages segment revenues increased by 13.4% to $470.8 million from $415.2 million for the year ended January 2, 2021. The increase in plant-based product revenues reflected strong sales growth for our oat-based product offerings and teas, and incremental revenues from the acquisition of the Dream and WestSoy brands, together with increased foodservice demand for plant-based beverages due to the easing of COVID-19 restrictions, and higher sales of birdfeed and raw sunflower kernels, partially offset by softer volumes for certain other non-dairy beverage varieties and everyday broths. In addition, as described above under "Impact of COVID-19," due to supply chain disruptions experienced in the second half of 2021, we were unable to meet some customer demand for our plant-based products, and transport shortages prevented certain customers from picking up their orders prior to year-end.

For the year ended January 1, 2022, Fruit-Based Foods and Beverages segment revenues decreased by 8.6% to $341.9 million from $374.0 million for the year ended January 2, 2021. The decrease in fruit-based product revenues reflected lower volumes of retail frozen fruit due to the rationalization of marginally profitable customers and products, including custom fruit preparations for industrial use, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings. These declines were partially offset by the effect of pass-through customer pricing actions taken during the second half of 2021 for frozen fruit, with the full benefit of these actions expected to be realized in 2022, together with volume growth for fruit snacks and increased foodservice demand for fruit-based ingredients.

Gross profit decreased $11.0 million, or 10.1%, to $98.1 million for the year ended January 1, 2022, compared with $109.1 million for the year ended January 2, 2021. As a percentage of revenues, gross profit for the year ended January 1, 2022 was 12.1% compared to 13.8% for the year ended January 2, 2021, a decrease of 170 basis points.

Gross profit for the Plant-Based Foods and Beverages segment decreased $4.2 million to $76.3 million for the year ended January 1, 2022, compared with $80.5 million for the year ended January 2, 2021, and gross profit as a percentage of revenues decreased to 16.2% in 2021 from 19.4% in 2020. The 320-basis point decrease in the gross profit percentage reflected the impact of lower plant utilization and manufacturing inefficiencies in our plant-based beverage and ingredient operations, due to reduced labor productivity and logistical challenges, together with increased manufacturing plant spend, including inflationary increases in transportation and utility rates, and wage incentives paid to retain employees, as well as increased depreciation expense related to new production equipment ($4.3 million or 0.9% gross margin impact). These factors were partially offset by the effects of higher sunflower pricing and improved margin performance in our sunflower and roasting operations, together with lower start-up costs related to capital expansion projects in our plant-based beverage and ingredient operations (2021 - $0.5 million or 0.1% gross margin impact; 2020 - $1.9 million or 0.4% gross margin impact). In response to the inflationary cost increases we absorbed in our gross margin in 2021, we are implementing certain pricing actions with customers in the first quarter of 2022.

SUNOPTA INC.	29	January 1, 2022 Form 10-K

Gross profit for the Fruit-Based Foods and Beverages segment decreased $6.8 million to $21.7 million for the year ended January 1, 2022, compared with $28.6 million for the year ended January 2, 2021, and gross profit as a percentage of revenues decreased to 6.4% in 2021 from 7.6% in 2020. The 120-basis point decrease in the gross profit percentage reflected the impacts to our frozen fruit operations of higher strawberry commodity prices and a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso (approximately $4.6 million or 1.0% gross margin impact), together with higher fruit inventory losses due to excess spoilage during handling, and increased transportation costs. In addition, we experienced higher raw material and transportation costs in our fruit snacks operations, together with start-up production costs for smoothie bowls ($0.2 million or 0.1% gross margin impact). These factors were partially offset by the effects of pass-through sales pricing actions in the second half of 2021 and portfolio rationalizations for frozen fruit, together with manufacturing cost structure savings and productivity improvements in our frozen fruit operations.

For the year ended January 1, 2022, we realized total segment operating income of $10.1 million, compared with $12.3 million for the year ended January 2, 2021. The $2.2 million decrease in total segment operating income mainly reflected lower gross profit, as described above, together with a $2.8 million year-over-year unfavorable foreign exchange impact related to the remeasurement of our Mexican operations into U.S. dollars and lower gains on Mexican peso hedging activities, and $1.0 million of incremental amortization expense related to the acquired Dream and WestSoy brand name intangible assets, partially offset by a $12.6 million decrease in SG&A expenses. The SG&A savings primarily reflected lower incentive compensation, based on financial performance, together with reduced reserves for credit losses due to improving economic conditions within the foodservice sector and lower employee compensation costs related to headcount reductions in our frozen fruit operations, partially offset by $4.9 million of incremental costs related to business development activities, including the transition and integration of the recently acquired Dream and WestSoy brands and project costs related to our new plant-based beverage facility under construction in Texas.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other expense of $8.9 million for the year ended January 1, 2022, mainly reflected asset impairment charges and other closure costs related to the exit from our fruit ingredient processing facility in July 2021, together with costs to complete the exit from our Santa Maria, California, frozen fruit processing facility in the first quarter of 2021. Other expense of $23.4 million for the year ended January 2, 2021, mainly reflected a loss on the foreign currency economic hedge of the cash consideration from the sale of Tradin Organic, together with employee termination and facility closure costs, and asset impairments, related to the exit from our Santa Maria facility.

Net interest expense decreased by $21.2 million to $8.8 million for the year ended January 1, 2022, compared with $30.0 million for the year ended January 2, 2021, which mainly reflected reduced cash interest payments as a result of a reduction in outstanding debt following the divestiture of Tradin Organic in December 2020, including the redemption in full of the $223.5 million outstanding principal amount of our 9.5% second lien notes. In 2020, we recorded a $8.9 million loss on the retirement of the second lien notes, including a premium paid of $5.3 million and write-off of the remaining $3.6 million of debt issuance costs.

We recognized an income tax benefit of $3.4 million for the year ended January 1, 2022, compared with a benefit of $2.7 million for the year ended January 2, 2021. Excluding the impact of non-deductible stock-based and executive compensation from pre-tax earnings, together with a change in the amount of valuation allowance recorded against certain deferred tax assets and benefits recognized in 2020 related to the net operating loss carryback provisions of the CARES Act, our effective tax rate was 26.9% in 2021, compared with 26.7% in 2020.

Loss from continuing operations for the year ended January 1, 2022 was $4.1 million, compared with a loss of $47.3 million for the year ended January 2, 2021. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.08 for the year ended January 1, 2022, compared with a loss per share $0.65 for the year ended January 2, 2021.

Earnings from the discontinued operations of Tradin Organic were $124.8 million for the year ended January 2, 2021, which included a pre-tax gain on sale of $111.8 million.

On a consolidated basis, we realized a loss attributable to common shareholders of $8.3 million (diluted loss per share of $0.08) for the year ended January 1, 2022, compared with earnings attributable to common shareholders of $67.2 million (diluted earnings per share of $0.75) for the year ended January 2, 2021. The amounts attributable to common shareholders for 2021 and 2020 reflected dividends and accretion on preferred stock of $4.2 million and $10.3 million, respectively. The decline in preferred stock dividends and accretion reflected the exchange of all of the shares of Series A preferred stock for shares of our common stock in February 2021. Outstanding preferred stock during the remainder of 2021 consisted of our Series B-1 preferred stock.

SUNOPTA INC.	30	January 1, 2022 Form 10-K

For the year ended January 1, 2022, adjusted earnings were $1.5 million, or $0.01 per diluted share, compared with an adjusted loss of $21.5 million, or $0.24 per diluted share for the year ended January 2, 2021. Adjusted EBITDA for the year ended January 1, 2022 was $60.7 million, compared with $58.7 million for the year ended January 2, 2021. Adjusted earnings/loss and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Plant-Based Foods and Beverages	January 1, 2022	January 2, 2021	Change	% Change

Revenues	$470,754	$415,164	$55,590	13.4%
Gross profit	76,336	80,497	(4,161)	-5.2%
Gross profit %	16.2%	19.4%		-3.2%

Operating income	$36,981	$50,780	$(13,799)	-27.2%
Operating income %	7.9%	12.2%		-4.3%

Plant-Based Foods and Beverages contributed $470.8 million in revenues for the year ended January 1, 2022, compared to $415.2 million for the year ended January 2, 2021, an increase of $55.6 million, or 13.4%. Excluding the impact on revenues of incremental revenues from the acquisition of the Dream and WestSoy brands (an increase in revenues of $13.4 million) and changes in sunflower commodity-related pricing (an increase in revenues of $2.6 million), partially offset by the impact of the 53rd week of sales in fiscal 2020 (a decrease in revenues of $3.6 million), Plant-Based Foods and Beverages revenues increased approximately 10.5%. The table below explains the increase in reported revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the year ended January 2, 2021	$415,164
Growth in sales of oat-based product offerings and teas, together with increased foodservice demand for plant-based beverages due to the easing of COVID-19 restrictions, partially offset by softer volumes for certain other non-dairy beverage varieties and everyday broths	33,752
Incremental Dream and WestSoy revenues	13,362
Higher sales of birdfeed and raw sunflower kernel, partially offset by lower volumes of ready-to-eat snacks and roasted ingredients	5,888
Increased commodity pricing for sunflower	2,588
Revenues for the year ended January 1, 2022	$470,754

Gross profit in Plant-Based Foods and Beverages decreased by $4.2 million to $76.3 million for the year ended January 1, 2022, compared to $80.5 million for the year ended January 2, 2021, and the gross profit percentage decreased by 320 basis points to 16.2%. The decrease in the gross profit percentage reflected the impact of lower plant utilization and manufacturing inefficiencies in our plant-based beverage and ingredient operations, due to reduced labor productivity and logistical challenges, together with increased manufacturing plant spend, including inflationary increases in transportation and utility rates, and wage incentives paid to retain employees, as well as increased depreciation expense related to new production equipment ($4.3 million or 0.9% gross margin impact). These factors were partially offset by the effects of higher sunflower pricing and improved margin performance in our sunflower and roasting operations, together with lower start-up costs related to capital expansion projects in our plant-based beverage and ingredient operations (2021 - $0.5 million or 0.1% gross margin impact; 2020 - $1.9 million or 0.4% gross margin impact). The table below explains the decrease in gross profit:

SUNOPTA INC.	31	January 1, 2022 Form 10-K

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended January 2, 2021	$80,497
Impact of lower plant utilization and manufacturing inefficiencies in our plant-based beverage and ingredient operations, due to reduced labor productivity and logistical challenges, together with increased manufacturing plant spend, including inflationary increases in transportation and utility rates, and wage incentives paid to retain employees, as well as increased depreciation expense related to new production equipment, partially offset by higher sales volumes of plant-based beverages and ingredients, including the incremental contribution from the Dream and WestSoy brands, and lower start-up costs related to capital expansion projects	(7,930)
Increased volumes and pricing for birdfeed and raw sunflower kernel, together with improved plant utilization and cost reductions within our sunflower and roasting operations	3,769
Gross profit for the year ended January 1, 2022	$76,336

Operating income in Plant-Based Foods and Beverages decreased by $13.8 million to $37.0 million for the year ended January 1, 2022, compared to $50.8 million for the year ended January 2, 2021. The table below explains the decrease in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the year ended January 2, 2021	$50,780
Increase in corporate cost allocations, reflecting higher revenues and headcount within our plant-based operations, together with reallocation of management fees previously charged to Tradin Organic	(5,170)
Incremental third-party costs related to the transition and integration of the acquired Dream and WestSoy brands and amortization of the related brand name intangible assets, together with higher employee compensation costs related to new product development and sales and marketing positions	(4,468)
Decrease in gross profit, as explained above	(4,161)
Operating income for the year ended January 1, 2022	$36,981

Looking forward, assuming current supply chain challenges and conditions associated with the COVID-19 pandemic do not significantly worsen, we anticipate gross margin improvement in our plant-based operations in 2022, compared with 2021, due to the anticipated benefit of pass-through customer pricing taking effect in the first quarter of 2022 to offset the price inflation experienced in second half of 2021. However, we expect to incur approximately $10 million of start-up costs in cost of goods sold related to our capital expansion projects in 2022, mainly related to the hiring and training of new plant managers and technical employees for our Midlothian, Texas, facility, and the ramp-up of commercial production on new equipment. Key projects for 2022 include the commercialization of added processing capacity at our Allentown, Pennsylvania, facility commencing in the first quarter of 2022, and the addition of a new high-speed filling line and processor upgrade at our Modesto, California, facility targeted for completion in the fourth quarter of 2022, together with the construction of our new beverage facility in Midlothian, Texas, currently on track for completion in 2022. The successful execution of our capital expansion plans is critical to our growth plans for 2022 and beyond. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the impact of the ongoing COVID-19 pandemic; our ability to pass through price increases to our customers; uncertainty regarding the extent and duration of supply chain disruptions and potential inflationary impacts; our ability to successfully execute on all of our capital expansion projects and the viability of those projects; and other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	32	January 1, 2022 Form 10-K

Fruit-Based Foods and Beverages	January 1, 2022	January 2, 2021	Change	% Change

Revenues	$341,870	$374,049	$(32,179)	-8.6%
Gross profit	21,749	28,580	(6,831)	-23.9%
Gross profit %	6.4%	7.6%		-1.2%

Operating loss	$(9,320)	$(7,321)	$(1,999)	-27.3%
Operating loss %	-2.7%	-2.0%		-0.7%

Fruit-Based Foods and Beverages contributed $341.9 million in revenues for the year ended January 1, 2022, compared to $374.0 million for the year ended January 2, 2021, a decrease of $32.2 million, or 8.6%. Excluding the impact on revenues of changes in raw fruit commodity-related pricing (an increase in revenues of $12.2 million), partially offset by the impact of the 53rd week of sales in fiscal 2020 (a decrease in revenues of $2.6 million), Fruit-Based Foods and Beverages revenues decreased approximately 11.3%. The table below explains the decrease in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the year ended January 2, 2021	$374,049
Lower retail volumes of frozen fruit due to the rationalization of marginally profitable customers and products, including custom fruit preparations for industrial use, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings, partially offset by the effect of pass-through customer pricing actions taken in the second half of 2021 for frozen fruit, and increased foodservice demand for fruit-based ingredients	(58,219)
Higher sales volumes of fruit snacks products, driven by returning consumer demand for portable snacks and new business development	13,795
Increased commodity pricing for raw fruit	12,245
Revenues for the year ended January 1, 2022	$341,870

Gross profit in Fruit-Based Foods and Beverages decreased by $6.8 million to $21.7 million for the year ended January 1, 2022, compared to $28.6 million for the year ended January 2, 2021, and the gross profit percentage decreased by 120 basis points to 6.4%. The decrease in the gross profit percentage reflected the impacts to our frozen fruit operations of higher strawberry commodity prices and a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso (approximately $4.6 million or 1.0% gross margin impact), together with higher fruit inventory losses due to excess spoilage during handling, and increased transportation costs. In addition, we experienced higher raw material and transportation costs in our fruit snacks operations, together with start-up production costs for smoothie bowls ($0.2 million or 0.1% gross margin impact). These factors were partially offset by the effects of pass-through sales pricing actions in the second half of 2021 and portfolio rationalizations for frozen fruit, together with manufacturing cost structure savings and productivity improvements in our frozen fruit operations. The table below explains the decrease in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended January 2, 2021	$28,580
Lower sales volumes of retail frozen fruit, together with higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso, inventory losses, and increased transportation costs, partially offset by the effects of pass-through customer pricing actions and portfolio rationalizations for frozen fruit and fruit ingredients, together with lower manufacturing costs and productivity improvements in our frozen fruit operations	(8,452)
Sales volume growth for fruit snacks, partially offset by higher raw material and transportation costs, together with incremental start-up costs for smoothie bowls	1,621
Gross profit for the year ended January 1, 2022	$21,749

SUNOPTA INC.	33	January 1, 2022 Form 10-K

Operating loss in Fruit-Based Foods and Beverages increased by $2.0 million to $9.3 million for the year ended January 1, 2022, compared to $7.3 million for the year ended January 2, 2021. The table below explains the increase in operating loss:

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the year ended January 2, 2021	$(7,321)
Decrease in gross profit, as explained above	(6,831)
Lower employee compensation costs following headcount reductions in August 2021 and lower reserve levels for credit losses due to improved economic conditions within the foodservice sector, partially offset by higher foreign exchange losses within our frozen fruit operations in Mexico	4,284
Decrease in corporate cost allocations, reflecting lower revenues and headcount within our fruit-based operations, partially offset by the reallocation of management fees previously charged to Tradin Organic	548
Operating loss for the year ended January 1, 2022	$(9,320)

Looking forward, assuming current supply chain challenges and conditions associated with the COVID-19 pandemic do not significantly worsen, we expect that pass-through customer pricing actions on frozen fruit and fruit snacks, together with the full-year benefit of the manufacturing network consolidation and workforce reduction actions taken in our frozen fruit operations in 2021, will result in gross margin improvement in our fruit-based operations in 2022, compared with 2021. In addition, we expect to produce and sell higher volumes of blended frozen fruit offerings in 2022, compared with 2021, due to the recent easing of supply constraints for certain fruit varieties. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the impact of the ongoing COVID-19 pandemic; uncertainty regarding the extent and duration of supply chain disruptions and potential inflationary impacts; the outcome of pricing actions with customers, including a potential softening of consumer demand due to higher prices; the extent of cost savings to be realized from our manufacturing network and workforce optimization initiatives; our expectation regarding the availability of fruit supply, and potential impacts on our revenues; and other factors described above under "Forward-Looking Statements."

Corporate Services	January 1, 2022	January 2, 2021	Change	% Change

Operating loss	$(17,512)	$(31,151)	$13,639	43.8%

Operating loss at Corporate Services decreased by $13.6 million to $17.5 million for the year ended January 1, 2022, compared to a loss of $31.2 million for the year ended January 2, 2021. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended January 2, 2021	$(31,151)
Lower employee-related variable compensation related to our short-term incentive plan, based on financial performance, partially offset by higher business development costs, and reduced gains on Mexican peso hedging activities	5,547
Increase in corporate cost allocations to SunOpta operating segments, as a result of the reallocation of management fees previously charged to Tradin Organic	4,622
Lower variable stock-based compensation related to the equity component of our short-term incentive plan, based on financial performance	3,470
Operating loss for the year ended January 1, 2022	$(17,512)

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

SUNOPTA INC.	34	January 1, 2022 Form 10-K

Consolidated Results of Operations for Fiscal Years 2020 and 2019

	January 2, 2021	December 28, 2019	Change	Change
	$	$	$	%
Revenues
Plant-Based Foods and Beverages	415,164	361,398	53,766	14.9%
Fruit-Based Foods and Beverages	374,049	349,852	24,197	6.9%
Global Ingredients(1)	-	10,346	(10,346)	-100.0%
Total revenues	789,213	721,596	67,617	9.4%

Gross Profit
Plant-Based Foods and Beverages	80,497	58,812	21,685	36.9%
Fruit-Based Foods and Beverages	28,580	6,499	22,081	339.8%
Global Ingredients(1)	-	192	(192)	-100.0%
Total gross profit	109,077	65,503	43,574	66.5%

Segment operating income (loss)(2)
Plant-Based Foods and Beverages	50,780	29,476	21,304	72.3%
Fruit-Based Foods and Beverages	(7,321)	(26,873)	19,552	72.8%
Global Ingredients(1)	-	(187)	187	100.0%
Corporate Services	(31,151)	(26,471)	(4,680)	-17.7%
Total segment operating income (loss)	12,308	(24,055)	36,363	151.2%

Other expense (income), net	23,393	(40,639)	64,032	157.6%
Earnings (loss) from continuing operations before the following	(11,085)	16,584	(27,669)	-166.8%
Interest expense, net	30,042	32,765	(2,723)	-8.3%
Loss on retirement of debt	8,915	-	8,915	-
Income tax benefit	(2,740)	(3,101)	361	11.6%
Loss from continuing operations(3),(4)	(47,302)	(13,080)	(34,222)	-261.6%
Earnings from discontinued operations	124,820	12,322	112,498	913.0%
Net earnings (loss)	77,518	(758)	78,276	-
Dividends and accretion on preferred stock	(10,328)	(8,022)	(2,306)	-28.7%

Earnings (loss) attributable to common shareholders(5)	67,190	(8,780)	75,970	865.3%

(1) Reflects the operating results of our former soy and corn business prior to the sale of the business on February 22, 2019.

(2) The following table presents a reconciliation of segment operating income/loss to "earnings/loss from continuing operations before the following," which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the "Consolidated Results of Operations for Fiscal Years 2021 and 2020" table regarding the use of this non-GAAP measure).

	Plant-Based	Fruit-Based
	Foods and	Foods and	Global	Corporate
	Beverages	Beverages	Ingredients	Services	Consolidated
	$	$	$	$	$
January 2, 2021
Segment operating income (loss)	50,780	(7,321)	-	(31,151)	12,308
Other expense, net	(2,721)	(8,652)	-	(12,020)	(23,393)
Earnings (loss) from continuing operations before the following	48,059	(15,973)	-	(43,171)	(11,085)

December 28, 2019
Segment operating income (loss)	29,476	(26,873)	(187)	(26,471)	(24,055)
Other income (expense), net	(518)	(1,028)	43,990	(1,805)	40,639
Earnings (loss) from continuing operations before the following	28,958	(27,901)	43,803	(28,276)	16,584

(3) The following table presents a reconciliation of adjusted loss from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for Fiscal Years 2021 and 2020" table regarding the use of this non-GAAP measure).

SUNOPTA INC.	35	January 1, 2022 Form 10-K

	January 2, 2021		December 28, 2019
		Per Share		Per Share
For the years ended	$	$	$	$
Loss from continuing operations	(47,302)		(13,080)
Dividends and accretion on preferred stock	(10,328)		(8,022)
Loss from continuing operations attributable to common shareholders	(57,630)	(0.65)	(21,102)	(0.24)
Adjusted for:
Loss on foreign currency forward contract(a)	12,658		-
Restructuring costs(b)	9,897		9,412
Loss on retirement of debt(c)	8,915		-
Long-lived asset impairments(d)	2,676		-
Start-up costs(e)	1,883		311
Gain on sale of soy and corn business(f)	-		(44,027)
Other(g)	(189)		(2,468)
Net income tax effect(h)	255		12,394
Adjusted earnings (loss)	(21,535)	(0.24)	(45,480)	(0.52)

(a) For 2020, reflects a loss on a foreign currency forward contract to economically hedge the cash consideration from the sale of Tradin Organic, which was recorded in other expense.

(b) For 2020, reflects professional fees of $1.0 million and employee retention costs of $0.6 million recorded in SG&A expenses; and long-lived asset impairment and facility closure costs of $6.4 million, mainly related to the exit from our Santa Maria, California, frozen fruit facility, together with employee termination costs of $2.8 million (offset by the reversal of $0.9 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), which were recorded in other expense. For 2019, reflects employee retention and relocation costs of $2.2 million, and professional fees of $1.4 million recorded in SG&A expenses; and employee termination costs of $8.4 million (offset by the reversal of $4.1 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), CEO and CFO recruitment costs of $1.3 million, and facility closure costs of $0.3 million, which was recorded in other expense.

(c) For 2020, reflects the premium paid ($5.3 million) and write-off of unamortized debt issuance costs ($3.6 million) on the redemption and retirement of our second lien notes, which was recorded in non-operating expenses.

(d) For 2020, reflects the write-down of owned and right-of-use assets related to the consolidation of roasting lines at our Crookston, Minnesota, facility, which was recorded in other expense.

(e) For 2020 and 2019, reflects start-up costs related to expansion projects within our plant-based beverage and ingredient operations, which were recorded in cost of goods sold.

(f) For 2019, reflects a gain on sale of the soy and corn business, which was recorded in other income.

(g) For 2020, other includes a loss of $2.4 million from the settlement of a customer claim related to the recall of certain sunflower products in 2016, net of gains of $2.2 million from the settlement of unrelated matters, and reversal of previously accrued costs related to the withdrawal of certain consumer-packaged products, which was recorded in other income/expense. For 2019, other includes gains from the settlement of certain legal matters and a project cancellation, partially offset by losses on disposal of assets, which were recorded in other income/expense.

(h) Reflects the tax effect of the preceding adjustments to earnings calculated based on our estimated annual effective tax rate.

(4) The following table presents a reconciliation of segment operating income/loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	January 2, 2021	December 28, 2019
For the years ended	$	$
Loss from continuing operations	(47,302)	(13,080)
Income tax benefit	(2,740)	(3,101)
Loss on retirement of debt(a)	8,915	-
Interest expense, net	30,042	32,765
Other expense (income), net	23,393	(40,639)
Total segment operating income (loss)	12,308	(24,055)
Depreciation and amortization	30,308	29,266
Stock-based compensation(b)	12,570	10,471
Restructuring costs(c)	1,649	3,556
Start-up costs(d)	1,883	311
Adjusted EBITDA	58,718	19,549

(a) For 2020, reflects the premium paid ($5.3 million) and write-off of unamortized debt issuance costs ($3.6 million) on the redemption and retirement of our second lien notes, which was recorded in non-operating expenses.

(b) For 2020 and 2019, consolidated stock-based compensation of $12.6 million and $10.5 million, respectively, was recorded in SG&A expenses, and the reversal of $0.9 million and $4.1 million, respectively, of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees was recognized in other income.

(c) For 2020, reflects professional fees of $1.0 million (2019 - $1.4 million) and employee retention costs of $0.6 million (2019 - $2.2 million) recorded in SG&A expenses.

(d) For 2020 and 2019, reflects start-up costs related to expansion projects within our plant-based beverage and ingredient operations, which were recorded in cost of goods sold.

SUNOPTA INC.	36	January 1, 2022 Form 10-K

(5) Refer to footnote (4) to the "Consolidated Results of Operations for Fiscal Years 2021 and 2020" table regarding the use of certain other non-GAAP measures in the discussion of results of operations below.

Revenues for the year ended January 2, 2021 increased by 9.4% to $789.2 million from $721.6 million for the year ended December 28, 2019. Excluding the impact on revenues of changes in commodity-related pricing (an increase in revenues of $12.4 million) and the 53rd week of sales in fiscal 2020 (an increase in revenues of $6.2 million), partially offset by the sale of the soy and corn business (a decrease in revenues of $10.3 million), revenues increased by 8.1% in 2020, compared with 2019. The increase in revenues on an adjusted basis reflected the expansion of plant-based beverage and broth offerings for retail customers, growth in plant-based ingredient volumes, and increased retail volumes of frozen fruit, partially offset by lower volumes of plant-based beverage, frozen fruit and fruit ingredient products sold into the foodservice channel.

Gross profit increased $43.6 million, or 66.5%, to $109.1 million for the year ended January 2, 2021, compared with $65.5 million for the year ended December 28, 2019. As a percentage of revenues, gross profit for the year ended January 2, 2021 was 13.8% compared to 9.1% for the year ended December 28, 2019, an increase of 470 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $21.7 million to $80.5 million for the year ended January 2, 2021, compared with $58.8 million for the year ended December 28, 2019, and gross profit as a percentage of revenues increased to 19.4% in 2020 from 16.3% in 2019. The 310-basis point increase in the gross profit percentage on an adjusted basis reflected higher sales and production volumes of plant-based beverages, broths and plant-based ingredients, and improved plant utilization and productivity-driven cost savings, partially offset by higher start-up costs related to capital expansion projects (2020 - $1.9 million or 0.4% gross margin impact; 2019 - $0.3 million or 0.1% gross margin impact).

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

For the year ended January 2, 2021, we realized total segment operating income of $12.3 million, compared with a total segment operating loss of $24.1 million for the year ended December 28, 2019. The $36.4 million increase in total segment operating income reflected higher gross profit, as described above, together with a year-over-year favorable foreign exchange impact of $1.5 million, mainly related to gains on Mexican peso hedging activities, partially offset by an $8.9 million increase in SG&A expenses mainly due to higher incentive compensation, based on performance, and increased employee benefit costs, together with higher reserves for credit losses due to a weaker economic outlook, partially offset by the benefit from headcount reductions and other cost savings measures taken in 2019, together with lower travel costs due to COVID-19 restrictions.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other expense of $23.4 million for the year ended January 2, 2021, mainly reflected a loss on the foreign currency economic hedge of the cash consideration from the sale of Tradin Organic, together with employee termination and facility closure costs, and asset impairments related to the exit from our Santa Maria, California, frozen fruit processing facility. Other income of $40.6 million for the year ended December 28, 2019, mainly reflected a pre-tax gain on sale of the soy and corn business of $44.0 million, partially offset by employee termination and recruitment costs.

Net interest expense decreased by $2.8 million to $30.0 million for the year ended January 2, 2021, compared with $32.8 million for the year ended December 28, 2019, which reflected lower average borrowings and weighted-average interest rates under our revolving credit facilities, together with interest income received on a tax refund in the first quarter of 2020.

In 2020, we recognized an $8.9 million loss on the retirement of our second lien notes, including a premium paid of $5.3 million and the write-off of the remaining $3.6 million of unamortized debt issuance costs.

We recognized income tax benefit of $2.7 million for the year ended January 2, 2021, compared with a benefit of $3.1 million for the year ended December 28, 2019. Excluding the impact of non-deductible stock-based and executive compensation from pre-tax earnings, together with a change in the amount of valuation allowance recorded against certain deferred tax assets and benefits recognized in 2020 related to the net operating loss carryback provisions of the CARES Act, our effective tax rate was 26.7% in 2020, compared with 31.3% in 2019.

SUNOPTA INC.	37	January 1, 2022 Form 10-K

Loss from continuing operations for the year ended January 2, 2021 was $47.3 million, compared with a loss of $13.1 million for the year ended December 28, 2019. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.65 for the year ended January 2, 2021, compared with a loss per share $0.24 for the year ended December 28, 2019.

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

For the year ended January 2, 2021, adjusted loss was $21.5 million, or $0.24 per diluted share, compared with an adjusted loss of $45.5 million, or $0.52 per diluted share, for the year ended December 28, 2019. Adjusted EBITDA for the year ended January 2, 2021 was $58.7 million, compared with $19.5 million for the year ended December 28, 2019. Adjusted loss and adjusted EBITDA are non-GAAP financial measures. See footnotes (3) and (4) to the table above for a reconciliation of adjusted loss and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

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

Gross profit in Plant-Based Foods and Beverages increased by $21.7 million to $80.5 million for the year ended January 2, 2021, compared to $58.8 million for the year ended December 28, 2019, and the gross profit percentage increased by 310 basis points to 19.4%. The increase in the gross profit percentage reflected strong production volumes, improved plant utilization and productivity-driven cost savings within our plant-based beverage and ingredient operations, and improved margin performance within our sunflower and roasting operations, partially offset by higher start-up costs related to capital expansion projects. The table below explains the increase in gross profit:

SUNOPTA INC.	38	January 1, 2022 Form 10-K

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended December 28, 2019	$58,812
Higher sales volumes, plant utilization and productivity improvements within our plant-based beverage and ingredient operations, partially offset by higher start-up costs related to capital expansion projects	20,646
Higher sales volumes of birdfeed and roasted snacks and improved plant utilization within our sunflower and roasting operations, partially offset by lower volumes of sunflower inshell and kernel, and roasted ingredients	1,039
Gross profit for the year ended January 2, 2021	$80,497

Operating income in Plant-Based Foods and Beverages increased by $21.3 million to $50.8 million for the year ended January 2, 2021, compared to $29.5 million for the year ended December 28, 2019. The table below explains the increase in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the year ended December 28, 2019	$29,476
Increase in gross profit, as explained above	21,685
Lower employee compensation costs due to headcount reductions and reduced travel costs, partially offset by higher product development and sales and marketing spending, and higher incentive compensation, based on performance	302
Increase in corporate cost allocations	(683)
Operating income for the year ended January 2, 2021	$50,780

Fruit-Based Foods and Beverages	January 2, 2021	December 28, 2019	Change	% Change

Revenues	$374,049	$349,852	$24,197	6.9%
Gross profit	28,580	6,499	22,081	339.8%
Gross profit %	7.6%	1.9%		5.7%

Operating loss	$(7,321)	$(26,873)	$19,552	72.8%
Operating loss %	-2.0%	-7.7%		5.7%

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

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the year ended December 28, 2019	$349,852
Increased volumes of frozen fruit into the retail channel, partially offset by lower demand for frozen fruit and fruit preparations from foodservice customers, together with sales volume constraints due to a short supply of frozen strawberries from California, as a larger portion of the 2020 crop went to the fresh market to meet COVID-19-driven demand	10,002
Increased commodity pricing for raw fruit	9,040
Higher sales volumes of fruit snacks products	5,155
Revenues for the year ended January 2, 2021	$374,049

SUNOPTA INC.	39	January 1, 2022 Form 10-K

Gross profit in Fruit-Based Foods and Beverages increased by $22.1 million to $28.6 million for the year ended January 2, 2021, compared to $6.5 million for the year ended December 28, 2019, and the gross profit percentage increased by 570 basis points to 7.6%. The increase in the gross profit percentage reflected increased sales pricing and a favorable mix of higher-margin retail sales of frozen fruit. In addition, automation and productivity initiatives in our frozen fruit manufacturing facilities generated higher yields and throughput, while allowing these facilities to operate at a lower cost and with fewer seasonal workers. The increase in the gross profit percentage also reflected strong fruit snack production volumes and plant utilization. These positive factors were partially offset by lower production volumes and plant utilization within our fruit ingredient operations. The table below explains the increase in gross profit:

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

Operating loss in Fruit-Based Foods and Beverages decreased by $19.6 million to $7.3 million for the year ended January 2, 2021, compared to $26.9 million for the year ended December 28, 2019. The table below explains the decrease in operating loss:

Fruit-Based Foods and Beverages Operating Loss Changes
Operating loss for the year ended December 28, 2019	$(26,873)
Increase in gross profit, as explained above	22,081
Decrease in corporate cost allocations	1,840
Impact of increased reserves for credit losses due to weaker economic conditions and increased employee compensation related to new management hires and higher incentive compensation, based on performance, together with higher sales and marketing support for new products and unfavorable foreign exchange impact on our frozen fruit operations in Mexico	(4,369)
Operating loss for the year ended January 2, 2021	$(7,321)

Corporate Services	January 2, 2021	December 28, 2019	Change	% Change

Operating loss	$(31,151)	$(26,471)	$(4,680)	-17.7%

Operating loss at Corporate Services increased by $4.7 million to $31.2 million for the year ended January 2, 2021, compared to a loss of $26.5 million for the year ended December 28, 2019. The table below explains the increase in operating loss:

SUNOPTA INC.	40	January 1, 2022 Form 10-K

Corporate Services Operating Loss Changes
Operating loss for the year ended December 28, 2019	$(26,471)
Increased stock-based compensation costs related to short-term and long-term incentive plans for certain employees	(2,099)
Higher incentive compensation, based on performance, and increased employee benefit costs, together with higher professional fees, partially offset by the impact of headcount reductions and lower employee retention and travel costs, together with realized and unrealized mark-to-market gains on Mexican peso hedging activities	(1,424)
Decrease in corporate cost allocations to SunOpta operating segments, as a result of lower corporate headcount and overhead costs	(1,157)
Operating loss for the year ended January 2, 2021	$(31,151)

Liquidity and Capital Resources

On December 31, 2020, we entered into a five-year credit agreement, as amended, for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity. As at January 1, 2022, we had outstanding borrowings under the revolving credit facility of $153.3 million (January 2, 2021 - $47.3 million), including the FILO term loan discussed below, and available borrowing capacity of approximately $67 million (January 2, 2021 - $116 million). The $106.0 million increase in outstanding borrowings under the revolving credit facility during 2021, mainly reflected higher working capital levels, due to the replenishment of frozen fruit inventories following a shortfall in 2020 and higher commodity prices in 2021, together with financing for certain capital expansion projects, the acquisition of the Dream and WestSoy brands, and the settlement of accrued transaction costs incurred in connection with the divestiture of Tradin Organic.

On April 15, 2021, we financed a portion of the purchase price of the Dream and WestSoy brands with a $20 million FILO term loan. Amortization payments on the aggregate principal amount of the FILO term loan are equal to $2.5 million, payable at the end of each fiscal quarter, commencing with the first quarter of 2023, with the remaining amount payable at the maturity thereof on April 15, 2024.

The credit agreement also provides a five-year, $75 million delayed draw term loan, to be used for capital expenditures, which may be drawn upon up to March 31, 2023. As at January 1, 2022, we had $11.6 million drawn on the term loan facility to partially finance the purchase of equipment for our new plant-based beverage facility under construction in Midlothian, Texas. Commencing in March 2023, the term loan facility is repayable in monthly installments equal to 1/84th of the then-outstanding principal amount of the term loan facility, with the remaining amount payable at the maturity thereof on December 31, 2025.

The weighted-average interest rate on all outstanding borrowings under our asset-based credit facilities was 2.36% in 2021. For fiscal 2022, the estimated amount of interest payments we expect to make on borrowings under our asset-based credit facilities, together with commitment fees on the expected undrawn portion of these facilities, is approximately $6 million.

For more information on our asset-based credit facilities and other long-term debt, including maturity dates, see note 14 to the consolidated financial statements at Item 15 of this Form 10-K.

During 2021, we recognized additional finance lease liabilities of $29.9 million in the aggregate related to the addition of new plant-based beverage and ingredient extraction processing and packaging equipment. These leases have implicit interest rates of 8.08% to 8.85% and lease terms of five years.

For more information on our operating and finance lease obligations, including maturity dates, see note 10 to the consolidated financial statements at Item 15 of this Form 10-K.

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

SUNOPTA INC.	41	January 1, 2022 Form 10-K

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

As at January 1, 2022, we had approximately $134 million of purchase commitments related to inventories to be used in our production processes over the next 12 months, which we intend to fund through operating cash flows, supplemented with seasonal borrowings under our revolving credit facility to finance crop inventory builds.

Our estimated capital expenditures for 2022 are approximately $110 million to $115 million, including approximately $85 million allocated for manufacturing equipment and build-out related to the Midlothian, Texas, facility, together with remaining expenditures related to our newly opened executive office and innovation center located in Eden Prairie, Minnesota, and other discretionary investments in growth and productivity projects in our plant-based and fruit snacks operations, as well as approximately $10 million of non-discretionary maintenance projects. We intend to fund our capital expenditure plans using our term loan facility (as described above) and committed lease financing, together with additional lease financing (as available), our revolving credit facility, and operating cash flows.

For information regarding our finance lease and plant acquisition commitments, see note 23 to the consolidated financial statements at Item 15 of this Form 10-K.

We believe that our operating cash flows, together with our revolving and term loan credit facilities, and access to lease financing, will be adequate to meet our operating, investing, and financing needs for the foreseeable future including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us. In addition, we may explore the sale of selected operations or assets from time to time to improve our profitability, reduce our indebtedness, and/or improve our position to obtain additional financing.

Cash Flows

Summarized cash flow information for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 is as follows:

				Change
	January 1, 2022	January 2, 2021	December 28, 2019	2020 to 2021	2019 to 2020
	$	$	$	$	$
Net cash flows provided by (used in):
Operating activities of continuing operations	(21,432)	52,663	(17,008)	(74,095)	69,671
Investing activities of continuing operations	(81,070)	(37,371)	34,937	(43,699)	(72,308)
Financing activities of continuing operations	116,058	(386,621)	(18,580)	502,679	(368,041)
Discontinued operations	(13,580)	369,859	(1,084)	(383,439)	370,943

Operating Activities of Continuing Operations

Cash used in operating activities of continuing operations was $21.4 million for the year ended January 1, 2022, compared with cash provided of $52.7 million for the year ended January 2, 2021, an increase in cash used of $74.1 million, which mainly reflected increases in fruit purchases, due to a shortfall in frozen strawberry supply in 2020 related to COVID-19-driven demand for fresh fruit, together with the impacts of higher commodity prices and lower retail sales demand for frozen fruit in 2021. In addition, the increase in inventories reflects higher finished goods related to the acquired Dream and WestSoy brands and the build-up of plant-based raw materials and packaging to support growth. These factors were partially offset by our efforts to improve working capital efficiency through the extension of payment terms with certain suppliers.

SUNOPTA INC.	42	January 1, 2022 Form 10-K

Cash provided by operating activities of continuing operations was $52.7 million for the year ended January 2, 2021, compared with cash used of $17.0 million for the year ended December 28, 2019, an increase in cash provided of $69.7 million, which reflected improved operating results in 2020, compared with 2019, together with lower working capital levels in 2020, including reduced inventories of frozen strawberries due to the shortfall in supply.

Investing Activities of Continuing Operations

Additions to property, plant and equipment were $58.3 million for the year ended January 1, 2022, net of proceeds of $2.3 million from the disposal of assets from our exited fruit processing facilities, compared with additions of $24.8 million for the year ended January 2, 2021. Capital expenditures in 2021 were mainly related to capacity expansion projects within our plant-based operations, together with expenditures related to the construction of our Midlothian, Texas, facility and our new executive office and innovation center. Cash used in investing activities of continuing operations in 2021 also included $25.1 million related to the acquired Dream and WestSoy brand name intangible assets.

Cash used in investing activities of continuing operations related to capital expenditures was $24.8 million for the year ended January 2, 2021, which reflected spending on the plant-based beverage and ingredient expansion projects, together with the addition of new automation at our frozen fruit facilities, compared with capital expenditures of $28.4 million for the year ended December 28, 2019. In 2020, we paid $12.7 million to settle the foreign currency economic hedge of the cash consideration from the sale of Tradin Organic. Net proceeds from the sale of our soy and corn business were $63.3 million in 2019.

Financing Activities of Continuing Operations

Cash provided by financing activities of continuing operations was $116.1 million for the year ended January 1, 2022, compared with cash used of $386.6 million for the year ended January 2, 2021. The year-over-year increase in cash provided of $502.7 million, mainly reflected increases in revolver and term loan borrowings under our asset-based credit facilities to finance inventory purchases, capital expenditures, and the acquisition of the Dream and WestSoy brands in 2021, compared to the use of the proceeds from the sale of Tradin Organic to repay approximately $355 million of indebtedness in 2020. In addition, revolver borrowings in 2021 were used to settle the Tradin Organic transaction costs and the payment of tax withholdings on certain vested stock-based awards.

Cash used in financing activities of continuing operations was $386.6 million for the year ended January 2, 2021, compared with cash used of $18.6 million for the year ended December 28, 2019, an increase in cash used of $368.0 million, which reflected debt repayments following the sale of Tradin Organic, together with other reductions in revolver borrowings through cash generated from operations and use of the net proceeds of $26.8 million from the issuance of Series B-1 preferred stock in 2020.

Cash Flows from Discontinued Operations

Cash used in investing activities of discontinued operations of $13.4 million for the year ended January 1, 2022, was related to the settlement of accrued transaction costs related to the sale of Tradin Organic.

Net cash provided by discontinued operations was $369.9 million for the year ended January 1, 2022, mainly reflected the cash consideration received from the sale of Tradin Organic.

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

SUNOPTA INC.	43	January 1, 2022 Form 10-K

Inventory

Inventory is our largest current asset and consists primarily of raw materials and finished goods held for sale. Inventories are valued at the lower of cost and estimated net realizable value. In order to determine the value of inventory at the balance sheet date, we evaluate a number of factors to determine the adequacy of provisions for inventory, including the age of inventory, the amount of inventory held by type, expected future demand for our products, and the expected future selling price we expect to realize by selling the inventory. Our estimates are judgmental in nature and are made at a point in time, using available information, including expected business plans and market conditions. As a result, the actual amount received on sale could differ from our estimated value of inventory. Note 8 of the consolidated financial statements at Item 15 of this Form 10-K provides a summary of the movements in the inventory reserve.

Intangible Assets

We evaluate amortizable intangible assets acquired through business combinations for impairment if events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, the loss of a significant customer, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, the introduction of a competing product that results in a significant loss of market share, and a current expectation that, more likely than not, an intangible asset will be disposed of before the end of its previously estimated useful life, such as a plan to exit a product line or business in the near term.

Impairment exists when the carrying amount of an amortizable intangible asset is not recoverable through undiscounted future cash flows and its carrying value exceeds its estimated fair value. A discounted cash flow analysis is typically used to determine fair value using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flows, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, an intangible asset's expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts, which for some of our long-lived assets can be up to 20 years. In connection with an impairment evaluation, we also reassess the remaining useful life of the intangible asset and modify it, as appropriate.

As at January 1, 2022, our frozen fruit operations included property, plant and equipment of $42.0 million and customer relationship intangible assets of $120.0 million. The intangible assets have a weighted-average remaining useful life of approximately 15 years. Our frozen fruit operations have incurred operating losses in each of the last three fiscal years, due to a number of factors including rising commodity prices and input costs that we were unable to fully pass through to our customers, together with an inability to meet certain customer demand due to crop shortfalls for certain fruit varieties. We consider this history of operating losses to be an indicator that the carrying amount of the long-lived assets of the frozen fruit operations may not be recoverable. Accordingly, each annual reporting period, we perform a quantitative assessment to determine the recoverability of the long-lived assets, based on the estimated undiscounted cash flows expected to be generated by the frozen fruit operations over the remaining useful life of the assets. We update our annual assessment each interim reporting period based on an analysis of business performance and other qualitative factors arising in each period. Our annual assessment as of January 1, 2022, indicated that the aggregate carrying value of the frozen fruit long-lived assets was recoverable. Our recoverability assessment requires that we estimate cash flows for an extended period of time, involving a high degree of judgment and subjectivity. We believe the assumptions we apply in our projections are reasonable in light of the historical performance of the frozen fruit operations and appropriately reflect our current plans and expectations for the business, including the expected benefits from pricing actions and cost savings measures that we have implemented to improve the gross margin performance of the business. However, a significant change in any of our assumptions, including expectations around sales volumes, customer attrition, and gross margins, could result in a determination that the long-lived assets are not recoverable, and a heightened risk that a material impairment exists.

Contingencies

We make estimates for payments that are contingent on the outcome of uncertain future events. These contingencies include accrued but unpaid bonuses, tax-related matters, and claims or litigation. In establishing our estimates, we consider historical experience with similar contingencies and the progress of each contingency, as well as the recommendations of internal and external advisors and legal counsel. We re-evaluate all contingencies as additional information becomes available; however, given the inherent uncertainties, the ultimate amount paid could differ from our estimates.

SUNOPTA INC.	44	January 1, 2022 Form 10-K

Income Taxes

We are liable for income taxes in the U.S., Canada, and Mexico. Our effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in valuation allowance based on our recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at January 1, 2022, we had approximately $172 million of variable rate debt, mainly comprised of our asset-based credit facilities, and approximately $53 million principal amount of fixed rate debt, comprised of finance lease liabilities. A one percent, or 100 basis-point, change in interest rates would have a pre-tax effect of approximately $1.7 million on our results of operations and cash flows, based on current outstanding borrowings of variable rate debt, and the fair value of the fixed-rate finance leases would increase or decrease by approximately $1.2 million.

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional currency of our Canadian and Mexican operations is the U.S. dollar. As at January 1, 2022, a 10% change in foreign exchange rates would not have a material impact on our consolidated financial position, results of operations, or cash flows.

Our operations based in the U.S. and Canada have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. We are exposed to fluctuations in the Mexican peso on purchases of fruit inventory and operating costs in our frozen fruit operations based in Mexico. From time to time, we enter into foreign currency forward contracts to establish a fixed foreign currency exchange rate related to these Mexican peso cash flows requirements. As at January 1, 2022, we did not have any open foreign currency forward contracts. In 2021, compared with 2020, the average rate of exchange for the Mexican peso strengthened approximately 6% versus the U.S. dollar, which negatively impacted our results of operations and cash flows measured in U.S. dollar by approximately $4.6 million. A 10% change in the exchange rate between the Mexican peso and U.S. dollar would have a pre-tax effect of approximately $6.0 million on our results of operations and cash flows measured in U.S. dollars.

SUNOPTA INC.	45	January 1, 2022 Form 10-K

Price risk

Certain commodities and ingredients we use in the production of our products are exposed to market price risk, including fruits, grains, seeds, nuts, sweeteners, and flavorings. In addition, other inputs, such as packaging materials, fuel, energy, storage, and freight, are exposed to price fluctuations due to weather conditions, regulations, industry and general U.S. and global economic conditions, fuel prices, energy costs, transportation and storage demands, or other factors that are beyond our control. In addition, the impacts of the COVID-19 pandemic, including governmental responses, and associated supply chain disruptions experienced in 2021 have resulted in higher commodity inflation and input costs. We currently do not utilize derivative contracts to hedge our exposure to fluctuations in input prices.

Changes in the prices of our products may lag changes in the costs to produce and ship our products due to contractual restrictions in our revenue contracts with customers, or competitive pressures. If we are unable to increase our prices to offset increasing costs, our gross margins, operating results, and cash flows could be materially affected.

Our ability to pass through higher input costs to our customers on a timely basis depends on how we go-to-market, that is private label, co-manufacturing, or branded products. In our private label contracts, which are concentrated in our fruit-based business, the timing of pass-through pricing adjustments tends to lag impacts from cost inflation. As a result, with private label we have greater exposure to price risk, including the impact of changing freight rates as these products are typically delivered to the customers. On the other hand, the cost-plus pricing mechanisms built into most of our co-manufacturing arrangements, which are concentrated in our plant-based business, generally result in our customers bearing the majority of the raw material and packaging price risk. In addition, co-manufactured products are typically picked up by our customers, so they bear the impact of changing freight rates. With our branded portfolio, we are exposed to price risks for input costs, including raw materials, packaging, plant operating costs and freight, that we may not be able to fully recover through price increases due to competitive factors, or be able to fully offset with compensating productivity gains.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item are set forth immediately following the signature page to this Form 10-K beginning on page F1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

SUNOPTA INC.	46	January 1, 2022 Form 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 1, 2022.

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

Management assessed the effectiveness of our internal control over financial reporting as of January 1, 2022. In making this assessment, management used the criteria set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).

Based on its assessment, our management concluded that our internal control over financial reporting was effective as of January 1, 2022, based on those criteria.

The effectiveness of our internal control over financial reporting as of January 1, 2022 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, that also audited our consolidated financial statements for the year ended January 1, 2022, as stated in their reports which appear herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 1, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	47	January 1, 2022 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SunOpta Inc.'s internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, SunOpta Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheet of the Company as of January 1, 2022, the related consolidated statement of operations, comprehensive earnings (loss), shareholders' equity, and cash flows for the year ended January 1, 2022, and the related notes and our report dated March 2, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 2, 2022

SUNOPTA INC.	48	January 1, 2022 Form 10-K

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after January 1, 2022 (the "2022 Proxy Statement").

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2022 Proxy Statement.

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

3. Exhibits. The list of exhibits in the Exhibit Index included in this annual report is incorporated herein by reference.

EXHIBIT INDEX

Exhibits	Description

2.1	Asset Purchase Agreement, dated as of February 22, 2019, by and between Pipeline Foods, LLC and SunOpta Grains and Foods Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 26, 2019).

2.2	Signing Protocol, dated November 10, 2020, by and among Coöperatie SunOpta U.A., SunOpta Inc., SunOpta Holdings, LLC, and Amsterdam Commodities N.V. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 12, 2020).

SUNOPTA INC.	49	January 1, 2022 Form 10-K

Exhibits	Description

2.3	Master Purchase Agreement, dated November 25, 2020, by and among Coöperatie SunOpta U.A., SunOpta Inc., SunOpta Holdings, LLC, and Amsterdam Commodities N.V. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on November 30, 2020).

3.1	Amalgamation of Stake Technology Ltd. and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	Certificate of Amendment, dated October 31, 2003, to change the Company's name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to Exhibit 3i(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd., dated January 1, 2004 (incorporated by reference to Exhibit 3i(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.4	Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. and Kofman-Barenholtz Foods Limited, dated January 1, 2005 (incorporated by reference to Exhibit 3i(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

3.5	Articles of Amalgamation of SunOpta Inc. and 4307623 Canada Inc., dated January 1, 2006 (incorporated by reference to Exhibit 3i(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

3.6	Articles of Amalgamation of SunOpta Inc., 4208862 SunOpta Food Ingredients Canada Ltd., 4406150 Canada Inc. and 4406168 Canada Inc., dated January 1, 2007 (incorporated by reference to Exhibit 3i(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.7	Articles of Amalgamation of SunOpta Inc. and 4460596 Canada Inc., dated January 1, 2008 (incorporated by reference to Exhibit 3i(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.8	Amended and Restated By-law No. 14, dated May 27, 2010 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed on July 3, 2014).

3.9	Certificate of Amendment, dated July 10, 2013, to authorize the directors to fix the number of directors to be elected by the shareholders and to appoint one or more directors (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on July 3, 2014).

3.10	By-Law Number 15 of SunOpta Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).

4.1	Form of Certificate representing Common Shares, no par value (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed on September 2, 2011).

4.2	Shareholder Rights Plan Agreement, dated November 10, 2015, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).

4.3	Amended and Restated Shareholder Rights Plan Agreement, dated November 10, 2015, amended and restated as of April 18, 2016, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 20, 2016).
SUNOPTA INC.	50	January 1, 2022 Form 10-K

Exhibits	Description

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

4.7

Articles of Amendment of SunOpta Inc., setting forth the terms of its Special Shares, Series 2 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

4.8

Description of Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.13 to the Company's Annual Report on Form 10-K for the year ended January 2, 2021).

10.1†	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2011).

10.2	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 2014).

10.3

Investor Rights Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 12, 2016).

10.4

Exchange and Support Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on October 12, 2016).

10.5

Voting Trust Agreement, dated October 7, 2016, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P., and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on October 12, 2016).

10.6

Consent to Purchase Shares, dated May 6, 2017, among SunOpta Inc., Oaktree Organics, L.P., and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 8, 2017).

10.7

Amendment Agreement, dated May 6, 2017, between SunOpta Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., SunOpta Foods Inc. and OCM SunOpta Trustee, LLC. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 8, 2017).

10.8†	Employment Agreement, effective March 29, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2019).

SUNOPTA INC.	51	January 1, 2022 Form 10-K

Exhibits	Description

10.9†

Restricted Stock Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 2, 2019).

10.10†

Stock Option Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 2, 2019).

10.11†

Performance Share Unit Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 2, 2019).

10.12†

Employment Agreement, dated August 30, 2019, between SunOpta Inc. and Scott E. Huckins (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.13†

Restricted Stock Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.14†

Stock Option Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.15†

Performance Share Unit Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.16

Subscription Agreement, dated April 15, 2020, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2020).

10.17

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

10.18

Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.19

Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.20

Amended and Restated Investor Rights Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 28, 2020).

SUNOPTA INC.	52	January 1, 2022 Form 10-K

Exhibits	Description

10.21

Amended and Restated Observer Governance and Confidentiality Agreement, dated April 24, between SunOpta Inc. and Zachary Serebrenik (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.22

Investor Rights Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc. and Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.23†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on May 1, 2020).

10.24+

Second Restatement Agreement, dated as of December 31, 2020, amending and restating the Existing Credit Agreement, dated as of February 11, 2016 (as amended by (i) the First Amendment dated as of October 7, 2016, (ii) the Second Amendment and Joinder dated as of September 19, 2017, (iii) the Third Amendment and Joinder dated as of October 22, 2018, and as amended and restated by the Restatement Agreement, dated as of January 28, 2020), among SunOpta Inc., SunOpta Foods Inc., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and the swingline lender, and JPMorgan Chase Bank, N.A., as term loan administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2021).

10.25+

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

10.26

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

10.27

Lease Agreement dated August 13, 2021, between SunOpta Grains and Foods Inc. and Cornerstone Development Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 19, 2021).

10.28

Guaranty Of Lease dated August 13, 2021, by SunOpta Inc. in favor of Cornerstone Development Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 19, 2021).

10.29

Equipment Schedule No. 04 dated as of September 7, 2021, between SunOpta Grains and Foods Inc. and Liberty Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 22, 2021).

10.30

Equipment Schedule No. 07 dated as of September 7, 2021, between SunOpta Grains and Foods Inc. and Liberty Commercial Finance LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 22, 2021).

SUNOPTA INC.	53	January 1, 2022 Form 10-K

Exhibits	Description

10.31

Master Equipment Lease Agreement number 32115 dated as of June 18, 2020, between SunOpta Grains and Foods Inc. and Liberty Commercial Finance LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 22, 2021).

10.32†	SunOpta Inc. 2021 Short Term Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2021).

10.34†	SunOpta Inc. 2021 Long Term Incentive Plan Summary (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 2, 2021).

10.35+*

Third Amendment, dated as of February 25, 2022, amending the Second Amended and Restated Credit Agreement dated as of December 31, 2020 (as amended by the First Amendment, dated as of April 15, 2021 and the Second Amendment, dated as of July 2, 2021), among SunOpta Inc., SunOpta Foods Inc., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and the swingline lender, and JPMorgan Chase Bank, N.A., as term loan administrative agent.

21*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

†  Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	54	January 1, 2022 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Scott Huckins

Scott Huckins
Chief Financial Officer

Date: March 2, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph D. Ennen Joseph D. Ennen	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2022
/s/ Scott Huckins Scott Huckins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2022
/s/ Dean Hollis Dean Hollis	Chair of the Board and Director	March 2, 2022
/s/ Albert Bolles Albert Bolles	Director	March 2, 2022
/s/ Derek Briffett Derek Briffett	Director	March 2, 2022
/s/ Rebecca Fisher Rebecca Fisher	Director	March 2, 2022
/s/ Katrina Houde Katrina Houde	Director	March 2, 2022
/s/ Leslie Starr Keating Leslie Starr Keating	Director	March 2, 2022
/s/ Ken Kempf Ken Kempf	Director	March 2, 2022
/s/ Mahes Wickramasinghe Mahes Wickramasinghe	Director	March 2, 2022

Item 16. Form 10-K Summary

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to information in the Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SUNOPTA INC.	55	January 1, 2022 Form 10-K

SunOpta Inc.

SUNOPTA INC.	-F1-	January 1, 2022 Form 10-K

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SunOpta Inc. (the Company) as of January 1, 2022, the related consolidated statements of operations, comprehensive earnings (loss), shareholders' equity and cash flows for the year ended January 1, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2022, and the results of its operations and its cash flows for the year ended January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 2, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

SUNOPTA INC.	-F2-	January 1, 2022 Form 10-K

Impairment of Long-Lived Assets – Fruit-based foods and beverages
Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of an asset is not recoverable, the fair value of the asset is determined typically using an income approach (discounted cash flow analysis). An impairment loss is recognized in earnings for any excess of the carrying amount of the asset over its fair value. At January 1, 2022, the Company’s consolidated long-lived assets principally consist of $219.5 million of property, plant and equipment (see Note 9) and $148.4 million of intangible assets (see Note 11).

Auditing the Company’s assessment of certain long-lived asset groups within the fruit-based foods and beverages segment for impairment was complex due to the degree of judgment required in evaluating management’s significant assumptions, principally projections of future revenue and profitability within the fruit-based foods and beverages segment, which are sensitive to and affected by economic, industry and company-specific factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the risk of material misstatement relating to the Company’s impairment process. This included testing management's review controls over the quantitative data and assumptions used in the undiscounted cash flow impairment analysis, including the underlying data used to perform these analyses.

To test the impairment analysis and the undiscounted future cash flows of certain other-long lived asset groups, we performed audit procedures that included, among others, assessing the methodologies used and directly testing the significant assumptions and the underlying data used by the Company in its analysis, including assessing the completeness and accuracy of such underlying data. We compared the significant assumptions used by management to current industry and economic trends, historical performance, public companies within the same industry and management’s strategic plans. We performed sensitivity analyses of significant assumptions to evaluate the change in the undiscounted cash flows that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2021.

Minneapolis, Minnesota

March 2, 2022

SUNOPTA INC.	-F3-	January 1, 2022 Form 10-K

 Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of SunOpta Inc. (the "Company") as of January 2, 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for years ended January 2, 2021 and December 28, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2021 and December 28, 2019, and the results of its operations and its cash flows for years ended January 2, 2021 and December 28, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We began serving as the Company's auditor in 2018. In 2021, we became the predecessor auditor.

Toronto, Ontario

March 3, 2021

SUNOPTA INC.	-F4-	January 1, 2022 Form 10-K

SunOpta Inc.

Consolidated Statements of Operations
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$

Revenues (note 2)	812,624	789,213	721,596

Cost of goods sold	714,539	680,136	656,093

Gross profit	98,085	109,077	65,503

Selling, general and administrative expenses	76,874	89,463	80,603
Intangible asset amortization (note 11)	9,950	8,946	9,112
Other expense (income), net (note 18)	8,890	23,393	(40,639)
Foreign exchange loss (gain)	1,112	(1,640)	(157)

Earnings (loss) from continuing operations before the following	1,259	(11,085)	16,584

Interest expense, net (note 14)	8,769	30,042	32,765
Loss on retirement of debt (note 14)	-	8,915	-

Loss from continuing operations before income taxes	(7,510)	(50,042)	(16,181)

Income tax benefit (note 19)	(3,366)	(2,740)	(3,101)

Loss from continuing operations	(4,144)	(47,302)	(13,080)

Earnings from discontinued operations (note 4)	-	124,820	12,322

Net earnings (loss)	(4,144)	77,518	(758)

Dividends and accretion on preferred stock (note 15)	(4,197)	(10,328)	(8,022)

Earnings (loss) attributable to common shareholders	(8,341)	67,190	(8,780)

Basic and diluted earnings (loss) per share (note 20)
From continuing operations	(0.08)	(0.65)	(0.24)
From discontinued operations	-	1.40	0.14
Basic and diluted earnings (loss) per share	(0.08)	0.75	(0.10)

Weighted-average common shares outstanding (000s) (note 20)
Basic	104,098	89,234	87,787
Diluted	104,098	89,234	87,787

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	January 1, 2022 Form 10-K

SunOpta Inc.

Consolidated Statements of Comprehensive Earnings (Loss)
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All dollar amounts expressed in thousands of U.S. dollars)

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$

Loss from continuing operations	(4,144)	(47,302)	(13,080)
Earnings from discontinued operations	-	124,820	12,322
Net earnings (loss)	(4,144)	77,518	(758)

Other comprehensive earnings (loss)
Currency translation adjustment	-	2,405	(1,604)
Reclassification of accumulated currency translation adjustment of discontinued operations	-	10,229	-
Other comprehensive earnings (loss)	-	12,634	(1,604)

Comprehensive earnings (loss)	(4,144)	90,152	(2,362)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	January 1, 2022 Form 10-K

SunOpta Inc.

Consolidated Balance Sheets
As at January 1, 2022 and January 2, 2021
(All dollar amounts expressed in thousands of U.S. dollars)

	January 1, 2022	January 2, 2021
	$	$

ASSETS
Current assets
Cash and cash equivalents	227	251
Accounts receivable, net of allowances for credit losses of $889 and $1,257, respectively (note 7)	84,702	72,724
Inventories (note 8)	220,143	147,748
Prepaid expenses and other current assets	16,638	21,665
Current income taxes recoverable	8,259	6,935
Total current assets	329,969	249,323

Property, plant and equipment, net (note 9)	219,537	158,048
Operating lease right-of-use assets (note 10)	47,245	35,172
Intangible assets, net (note 11)	148,440	133,317
Goodwill (note 12)	3,998	3,998
Other assets	5,930	5,757

Total assets	755,119	585,615

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (note 13)	121,430	118,592
Income taxes payable	-	1,431
Current portion of long-term debt (note 14)	9,760	3,478
Current portion of operating lease liabilities (note 10)	12,203	12,750
Current portion of long-term liabilities	-	200
Total current liabilities	143,393	136,451

Long-term debt (note 14)	214,843	66,245
Operating lease liabilities (note 10)	39,028	24,582
Long-term liabilities	2,241	-
Deferred income taxes (note 19)	22,485	25,408
Total liabilities	421,990	252,686

Series A Preferred Stock (note 15)	-	87,305
Series B-1 Preferred Stock (note 15)	28,145	27,595

EQUITY
SunOpta Inc. shareholders' equity
Common shares, no par value, unlimited shares authorized, 107,359,826 shares issued (January 2, 2021 - 90,194,220)	436,463	326,545
Additional paid-in capital	23,240	37,862
Accumulated deficit	(156,082)	(147,741)
Accumulated other comprehensive income	1,363	1,363
Total equity	304,984	218,029

Total equity and liabilities	755,119	585,615

Commitments and contingencies (note 23)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F7-	January 1, 2022 Form 10-K

SunOpta Inc.

Consolidated Statements of Shareholders' Equity
As at and for the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive income (loss)	Non- controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 29, 2018	87,423	314,357	31,796	(206,151)	(9,667)	1,504	131,839

Employee share purchase plan	185	475	-	-	-	-	475
Stock incentive plan	482	3,624	(3,120)	-	-	-	504
Withholding taxes on stock-based awards	-	-	(394)	-	-	-	(394)
Stock-based compensation	-	-	7,485	-	-	-	7,485
Loss from continuing operations	-	-	-	(13,080)	-		(13,080)
Earnings from discontinued operations	-	-	-	12,322	-	154	12,476
Dividends on preferred stock	-	-	-	(6,800)	-	-	(6,800)
Accretion on preferred stock	-	-	-	(1,222)	-	-	(1,222)
Currency translation adjustment	-	-	-	-	(1,604)	(10)	(1,614)
Capital contribution to majority-owned subsidiary	-	-	-	-	-	271	271
Dividends paid by subsidiary to non- controlling interest	-	-	-	-	-	(31)	(31)

Balance at December 28, 2019	88,090	318,456	35,767	(214,931)	(11,271)	1,888	129,909

Employee share purchase plan	114	462	-	-	-	-	462
Stock incentive plan	1,990	7,627	(6,041)	-	-	-	1,586
Withholding taxes on stock-based awards	-	-	(4,080)	-	-	-	(4,080)
Stock-based compensation	-	-	12,216	-	-	-	12,216
Loss from continuing operations	-	-	-	(47,302)	-		(47,302)
Earnings (loss) from discontinued operations	-	-	-	124,820	-	(301)	124,519
Dividends on preferred stock	-	-	-	(8,636)	-	-	(8,636)
Accretion on preferred stock	-	-	-	(1,692)	-	-	(1,692)
Currency translation adjustment	-	-	-	-	2,405	(44)	2,361
Capital contribution to majority-owned subsidiary	-	-	-	-	-	67	67
Dividends paid by subsidiary to non- controlling interest	-	-	-	-	-	(66)	(66)
Disposition of discontinued operations	-	-	-	-	10,229	(1,544)	8,685

Balance at January 2, 2021	90,194	326,545	37,862	(147,741)	1,363	-	218,029

Exchange of Series A preferred stock, net of share issuance costs of $287 (note 15)	12,633	87,188	-	-	-	-	87,188
Employee share purchase plan	67	583	-	-	-	-	583
Stock incentive plan	4,466	22,147	(15,004)	-	-	-	7,143
Withholding taxes on stock-based awards	-	-	(8,718)	-	-	-	(8,718)
Stock-based compensation	-	-	9,100	-	-	-	9,100
Loss from continuing operations	-	-	-	(4,144)	-	-	(4,144)
Dividends on preferred stock (note 15)	-	-	-	(3,477)	-	-	(3,477)
Accretion on preferred stock (note 15)	-	-	-	(720)	-	-	(720)

Balance at January 1, 2022	107,360	436,463	23,240	(156,082)	1,363	-	304,984

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F8-	January 1, 2022 Form 10-K

SunOpta Inc.

Consolidated Statements of Cash Flows
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All dollar amounts expressed in thousands of U.S. dollars)

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings (loss)	(4,144)	77,518	(758)
Earnings from discontinued operations	-	124,820	12,322
Loss from continuing operations	(4,144)	(47,302)	(13,080)
Items not affecting cash:
Depreciation and amortization	34,641	30,308	29,266
Amortization of debt issuance costs (note 14)	1,353	4,078	2,721
Deferred income taxes (note 19)	(2,923)	7,553	1,075
Stock-based compensation (note 17)	9,100	11,676	6,340
Impairment of long-lived assets	3,206	7,803	-
Loss on foreign currency forward contract (note 4)	-	12,658	-
Loss on retirement of debt (note 14)	-	8,915	-
Gain on sale of business (note 5)	-	-	(44,027)
Other	1,090	(157)	(34)
Changes in operating assets and liabilities, net of businesses sold (note 21)	(63,755)	17,131	731
Net cash provided by (used in) operating activities of continuing operations	(21,432)	52,663	(17,008)
Net cash provided by operating activities of discontinued operations	-	39,033	26,817
Net cash provided by (used in) operating activities	(21,432)	91,696	9,809

Investing activities
Additions to property, plant and equipment	(58,297)	(24,754)	(28,387)
Additions to intangible assets (note 3)	(25,073)	-	-
Proceeds from sale of assets	2,300	-	-
Cash settlement of foreign currency forward contract (note 4)	-	(12,658)	-
Net proceeds from sale of businesses (note 5)	-	-	63,324
Other	-	41	-
Net cash provided by (used in) investing activities of continuing operations	(81,070)	(37,371)	34,937
Net cash provided by (used in) investing activities of discontinued operations	(13,380)	361,889	(7,718)
Net cash provided by (used in) investing activities	(94,450)	324,518	27,219

Financing activities
Increase (decrease) under revolving credit facilities (note 14)	106,016	(175,990)	(11,290)
Borrowings of long-term debt (note 14)	32,800	5,179	637
Repayment of long-term debt, including premium paid (note 14)	(13,671)	(231,431)	(1,281)
Payment of debt issuance costs	(2,561)	(4,888)	(412)
Proceeds from the exercise of stock options and employee share purchases	7,726	2,048	979
Payment of withholding taxes on stock-based awards	(8,718)	(4,080)	(394)
Payment of cash dividends on preferred stock (note 15)	(5,247)	(4,078)	(6,800)
Payment of share issuance costs (note 15)	(287)	-	-
Proceeds on issuance of preferred stock, net of issuance costs (note 15)	-	26,804	-
Other	-	(185)	(19)
Net cash provided by (used in) financing activities of continuing operations	116,058	(386,621)	(18,580)
Net cash used in financing activities of discontinued operations	(200)	(31,063)	(20,183)
Net cash provided by (used in) financing activities	115,858	(417,684)	(38,763)

Decrease in cash and cash equivalents during the year	(24)	(1,470)	(1,735)

Cash and cash equivalents of discontinued operations:
Balance at the beginning of the year	-	1,370	2,501
Foreign exchange gain (loss) on cash and cash equivalents	-	223	(47)
Less: Balance at the end of year	-	-	(1,370)

Cash and cash equivalents, beginning of the year	251	128	779

Cash and cash equivalents, end of the year	227	251	128

Non-cash investing and financing activities (notes 10 and 21)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F9-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of SunOpta Inc. and those of its wholly-owned subsidiaries (collectively, the "Company" or "SunOpta") and have been prepared by the Company in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated on consolidation.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2021 was a 52-week period ending on January 1, 2022, fiscal year 2020 was a 53-week period ending on January 2, 2021, and fiscal year 2019 was a 52-week period ending on December 28, 2019. Fiscal year 2022 will be a 52-week period ending on December 31, 2022, with quarterly periods ending on April 2, 2022, July 2, 2022, and October 1, 2022.

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

•	Level 3 includes unobservable inputs that reflect the Company's own assumptions about what factors market participants would use in pricing the asset or liability.

When measuring fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.
SUNOPTA INC.	-F10-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Foreign Currency Translation

Exchange gains and losses on transactions occurring in a currency other than an operation's functional currency are recognized in earnings. Foreign currency gains and losses related to the remeasurement of the Company's Mexican operations into its U.S. dollar functional currency are recognized in earnings.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less. The Company places its cash and cash equivalents with institutions of high creditworthiness.

Accounts Receivable

Accounts receivable includes trade receivables that are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is an estimate of the amount of probable losses in existing accounts receivable. The Company routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. The Company closely monitors receivable balances and estimates an allowance for credit losses based on historical collection experience, and account aging analysis and trends, and evaluates the adequacy of the allowance each reporting period, considering individual customer account reviews, write-offs recorded in the period, sales forecasts and trends, and current and expected economic and customer-specific conditions. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. As at January 1, 2022, three long-term customers represented approximately 14%, 13% and 12%, respectively, of the Company's consolidated trade receivables balance. The Company does not believe it is exposed to any significant credit risks with respect to these customers.

Inventories

Inventories are valued at the lower of cost and net realizable value. Shipping and handling costs are included in cost of goods sold on the consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment assets are stated at cost, less accumulated depreciation. Cost includes capitalized interest on borrowings during the construction of major capital projects. Depreciation begins when an asset is ready for its intended use. Property, plant and equipment assets, other than land, are depreciated on a straight-line basis over the estimated useful lives of the assets, as follows:

Buildings	20 - 40 years
Machinery and equipment	5 - 20 years
Enterprise software	3 - 5 years
Office furniture and equipment	3 - 7 years
Vehicles	3 - 7 years

Leases

At the lease commencement date, the Company recognizes a right-of-use lease asset for an amount equal to the lease liability, less any lease incentives. The lease liability is determined based on the present value of future lease payments over the lease term. The discount rate used to determine the present value of the future lease payments is the implicit rate in the lease if readily determinable. When that rate is not readily determinable, the Company applies its incremental borrowing rate, which its estimated using relevant interest rate yield curves and credit spreads derived from available market data and the Company's corporate credit rating. The Company excludes material non-lease components in determining the future lease payments. Material leases with an initial term of 12 months or less are recorded on the balance sheet.
SUNOPTA INC.	-F11-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Intangible Assets

The Company's finite-lived intangible assets primarily consist of customer relationships and brand names. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which are 10 to 25 years for customer relationships and 15 years for brand names.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of an asset is not recoverable, the fair value of the asset is determined typically using an income approach (discounted cash flow analysis). An impairment loss is recognized in earnings for any excess of the carrying amount of the asset over its fair value.

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at the reporting unit level at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment in the fourth quarter of each fiscal year. The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company elects to quantitatively assess goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, the Company estimates the fair value of each of its reporting units using an income approach (discounted cash flow method). Goodwill impairment charges are recognized based on the excess of a reporting unit's carrying amount over its fair value. The results of the Company's annual impairment tests for goodwill are described in note 12.

Derivative Instruments

From time to time, the Company utilizes foreign currency forward contracts to manage its exposure to exchange rate fluctuations relating to foreign currency denominated inventory purchases and operating costs. Contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes.

Foreign currency forward contracts are recognized on the consolidated balance sheets at fair value. Gains or losses in the fair value of foreign currency forward contracts not specifically designated as hedging instruments are included in foreign exchange gain/loss on the consolidated statements of operations. For contracts designated as accounting hedges, gains or losses in fair value are recognized in other comprehensive earnings and subsequently recognized in earnings in the same period the hedged item affects earnings. The ineffective portion of an accounting hedge is recognized immediately in earnings.

Debt Issuance Costs

Costs incurred in connection with obtaining debt financing are deferred and amortized over the term of the financing arrangement using the effective interest method. Costs incurred to secure revolving credit facilities are recorded in other long-term assets. All other debt issuance costs are recorded as a direct deduction from the related debt liability.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes whereby deferred income tax assets are recognized for deductible temporary differences and operating loss carryforwards, and deferred income tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the amounts of assets and liabilities recorded for income tax and financial reporting purposes.

SUNOPTA INC.	-F12-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
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

Stock Incentive Plan

The Company maintains a stock incentive plan under which stock options and other stock-based awards may be granted to selected employees and directors. The Company measures stock-based awards at fair value as of the date of grant. Compensation expense is recognized on a straight-line basis over vesting period of the entire stock-based award, based on the number of awards that ultimately vest. Upon exercise, stock-based awards are settled through the issuance of common shares and are therefore treated as equity awards.

Revenue Recognition

Revenue is recognized when the Company transfers control of promised goods to its customers in an amount that reflects the consideration to which the Company expects to be entitled to in exchange for those goods. See note 2 for further discussion related to revenue recognition.

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

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as accrued but unpaid bonuses, tax-related matters, and claims or litigation. Accruals for loss contingencies are recorded when the Company determines that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the estimate of the amount of the loss is a range and some amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued as a liability. If no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued as a liability.

The Company recognizes an asset for insurance recoveries when a loss event has occurred and recovery is considered probable, to the extent that the potential recovery does not exceed the loss recognized.
SUNOPTA INC.	-F13-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Recent Accounting Pronouncements

In March 2020 and January 2021, the Financial Accounting Standards Board issued Accounting Standard Updates 2020-04 and 2021-01, Reference Rate Reform (Topic 848), that provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the transition away from LIBOR and other reference rates that are expected to be discontinued. The guidance in Topic 848 is effective upon issuance and can be applied prospectively for contract modifications and hedging relationships through December 31, 2022. The Company does not expect the guidance will have a material effect on its consolidated financial statements.

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

Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the goods. Consideration is typically determined based on a fixed unit price for the quantity of product transferred. Certain contracts include rebates and other forms of variable consideration. For contracts involving variable consideration, the Company estimates the transaction price based on the amount of consideration to which it expects to be entitled. These estimates are determined based on historical experience and the expected outcome of the variable consideration, and are updated as new information becomes available, including actual claims paid, which indicate an estimate is not indicative of the expected results. Changes to these estimates are recorded in the period the adjustment is identified. The Company does not typically grant customers a general right of return for goods transferred but will generally accept returns of product for quality-related issues. The cost of satisfying this promise of quality is accounted for as an assurance-type warranty obligation rather than variable consideration. The Company's contracts do not typically include any significant payment terms, as payment is normally due shortly after the time of transfer.

Revenue contracts are typically represented by short-term, binding purchase orders from customers, identifying the quantity and pricing for products to be transferred. Customer orders may be issued under long-term master supply arrangements. On their own, these master supply arrangements are typically not considered contracts for purposes of revenue recognition, as they do not create enforceable rights and obligations regarding the quantity, pricing, or timing of goods to be transferred (for example, by imposing minimum purchase obligations on the part of the customer). Certain master supply arrangements provide for the transfer of product on a bill-and-hold basis at the specific request of the customer. As goods are produced under these bill-and-hold arrangements to meet individual customer specifications, they are identifiable as belonging to the customer and cannot be directed to another customer.

SUNOPTA INC.	-F14-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
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

The following table presents a disaggregation of the Company's revenues based on categories used by the Company to evaluate sales performance:

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Plant-Based Foods and Beverages
Beverages and broths	376,525	332,390	286,381
Plant-based ingredients	31,135	28,156	22,944
Sunflower and roasted snacks	63,094	54,618	52,073
Total Plant-Based Foods and Beverages	470,754	415,164	361,398

Fruit-Based Foods and Beverages
Frozen fruit and fruit-based ingredients(1)	279,128	325,102	306,060
Fruit snacks	62,742	48,947	43,792
Total Fruit-Based Foods and Beverages	341,870	374,049	349,852

Global Ingredients
Soy and corn(2)	-	-	10,346
Total Global Ingredients	-	-	10,346

Total revenues	812,624	789,213	721,596

(1) In July 2021, the Company ceased the production and sale of fruit-based yogurt and bakery applications and transferred the production and sale of fruit-based toppings to its frozen fruit operations. Consequently, beginning in 2021, revenues generated from sales of fruit-based ingredients for the current and comparative periods have been included in the frozen fruit category, consistent with the realignment of the Company's internal reporting and evaluation of the overall sales performance of the Fruit-Based Foods and Beverages operating segment.

(2) On February 22, 2019, the Company completed the sale of its soy and corn business (see note 5).

3. Acquisition of Dream® and WestSoy® Brands

On April 15, 2021, the Company acquired the Dream and WestSoy plant-based beverage brands and related private label products in North America from The Hain Celestial Group, Inc. for a cash purchase price of $33 million, subject to a closing inventory adjustment. The final purchase price amounted to $31.7 million, including $0.4 million of direct transaction costs. The acquired assets included all inventories, trademarks, product formulations, and other intellectual property related to the Dream and WestSoy brands and did not include other working capital, property, plant and equipment, or employees. The transaction has been accounted for as an asset acquisition. The purchase price was allocated to the acquired inventories ($6.6 million) and brand name intangible assets ($25.1 million). The intangible assets are being amortized over their estimated useful life of approximately 15 years. Revenues and expenses related to the acquired Dream and WestSoy brands are included in the Company's consolidated financial statements from the acquisition date and are reported within the Plant-Based Foods and Beverages operating segment.
SUNOPTA INC.	-F15-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

4. Discontinued Operations

Tradin Organic

On December 30, 2020 (the "Closing Date"), the Company completed the divestiture of its organic ingredient sourcing and production business, Tradin Organic, by selling all of the Company's interests and rights in The Organic Corporation B.V. and Tradin Organics USA LLC to Amsterdam Commodities N.V. ("Acomo"), pursuant to a Master Purchase Agreement, dated November 25, 2020, among the Company, Acomo, and the other parties thereto (the "Transaction"). The global operations of Tradin Organic included its organic and non-GMO ingredient sourcing operations centered in Amsterdam, The Netherlands, and Scott's Valley, California, together with its consumer-packaged premium juice co-manufacturing business, and its cocoa, sunflower, sesame, and avocado ingredient processing facilities located in the Netherlands, Bulgaria, and Ethiopia. Together with the Company's former soy and corn business (see note 5), Tradin Organic comprised the Company's former Global Ingredients operating segment.

As of the Closing Date, the Company received cash consideration from the Transaction of $373.7 million (€305.1 million), net of cash acquired and debt assumed by Acomo. As described in note 23, Acomo has submitted a request for Summary Arbitral Proceedings regarding the allocation of the purchase price Acomo paid to acquire the shares of The Organic Corporation B.V. and the membership interests of Tradin Organics USA LLC in connection with the closing of the Transaction.

The Company realized a cash loss of $12.7 million on a foreign currency forward contract to economically hedge the exchange rate risks on the euro-denominated cash consideration between the date of the Master Purchase Agreement and the Closing Date. The Company recorded this loss in other expense from continuing operations for the year ended January 2, 2021. as the loss was not considered a direct operating item of the discontinued operations of Tradin Organic.

In connection with the Transaction, on December 31, 2020, the Company repaid in full approximately $72 million of indebtedness attributable to Tradin Organic as of the Closing Date. In addition, on December 31, 2020, the Company utilized $233.3 million of the cash consideration from the Transaction to redeem all of its outstanding 9.5% senior secured second lien notes due October 2022 (including accrued interest and premium paid on redemption of $9.8 million in total) and repaid approximately $60 million of other outstanding indebtedness.

As of the Closing Date, the Company recognized a pre-tax gain on sale of Tradin Organic of $111.8 million, which was recorded in discontinued operations.

The following table reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statements of operations for the years ended January 2, 2021 and December 28, 2019:

	January 2, 2021	December 28, 2019
	$	$
Revenues	503,036	468,426
Cost of goods sold	441,277	418,676
Selling, general and administrative expenses(1)	26,953	27,737
Intangible asset amortization	1,451	1,859
Other expense (income), net	(782)	591
Foreign exchange loss (gain)	3,142	(1,147)
Interest expense(2)	2,409	1,912
Earnings before gain of sale	28,586	18,798
Pre-tax gain on sale	111,818	-
Earnings from discontinued operations before income taxes	140,404	18,798
Income tax expense	15,885	6,322
Earnings (loss) attributable to non-controlling interests	(301)	154
Earnings from discontinued operations	124,820	12,322
SUNOPTA INC.	-F16-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(1) Selling, general and administrative expenses exclude management fees charged by SunOpta Corporate Services and include stock-based compensation expense attributed to employees of Tradin Organic.

(2) Interest expense reflects interest on debt directly attributed to Tradin Organic.
5. Sale of Soy and Corn Business

On February 22, 2019, the Company's completed the sale of its specialty and organic soy and corn business to Pipeline Foods, LLC. The soy and corn business engaged in seed and grain conditioning and corn milling from five facilities located in the U.S. and formed part of the Company's former Global Ingredients segment. Net proceeds of $63.3 million from this transaction after costs of sale were initially used to repay outstanding indebtedness of the Company.

As the soy and corn business did not qualify for presentation as discontinued operations, operating results for the business prior to February 22, 2019, were reported in continuing operations on the consolidated statements of operations for year ended December 28, 2019. For the period ended February 22, 2019, the soy and corn business generated revenues of $10.3 million and reported a loss before income taxes of $0.2 million. For the year ended December 28, 2019, the Company recognized a pre-tax gain on sale of the soy and corn business of $44.0 million, which was recorded in other income.

6. Derivative Financial Instruments

As part of its risk management strategy, the Company from time to time enters into foreign currency forward contracts to reduce its exposure to fluctuations in foreign currency exchange rates. For any open contracts at period end, the contract rate is compared to the forward rate, and an unrealized gain or loss is recorded. These contracts are included in level 2 of the fair value hierarchy, as the inputs used in making the fair value determination are derived from and are corroborated by observable market data.

As at January 1, 2022, the Company had no open foreign currency forward contracts. Prior to August 2021, the Company held a combination of foreign currency put and call option contracts (a zero-cost collar) to economically hedge its exposure to fluctuations in the Mexican peso related to purchases of fruit inventory and operating costs in Mexico. The Company did not designate these contracts as accounting hedges. The aggregate notional amount of these contracts was $11.8 million at inception and the contracts matured at various dates through July 2021. The collar had a ceiling rate of 24.00 Mexican pesos to the U.S. dollar and a floor rate of 21.14 Mexican pesos to the U.S. dollar. If the spot rate was between the ceiling and floor rates on the date of maturity of each of the contracts, then the Company did not recognize any gain or loss under these contracts. If the spot rate was below the floor rate of the collar, the Company recognized a foreign exchange gain, and if the spot rate was above the ceiling rate of the collar, the Company recognized a foreign exchange loss. For the years ended January 1, 2022 and January 2, 2021, the Company recognized a foreign exchange loss of $0.3 million and a foreign exchange gain of $2.2 million, respectively, on foreign currency forward contracts.
7. Accounts Receivable
	January 1, 2022	January 2, 2021
	$	$
Trade receivables	85,591	73,981
Allowance for credit losses	(889)	(1,257)
	84,702	72,724
SUNOPTA INC.	-F17-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The change in the allowance for credit losses for the years ended January 1, 2022 and January 2, 2021 is comprised as follows:

	January 1, 2022	January 2, 2021
	$	$
Balance, beginning of year	1,257	630
Net addition (reduction) to provision	(368)	627
Balance, end of year	889	1,257

8. Inventories

	January 1, 2022	January 2, 2021
	$	$
Raw materials and work-in-process	143,381	78,210
Finished goods	81,546	75,280
Inventory reserve	(4,784)	(5,742)
	220,143	147,748

The change in the inventory reserve for the years ended January 1, 2022 and January 2, 2021 is comprised as follows:

	January 1, 2022	January 2, 2021
	$	$
Balance, beginning of year	5,742	8,135
Additions to reserve during the year	5,854	3,081
Reserves applied and inventories written off during the year	(6,812)	(5,474)
Balance, end of year	4,784	5,742

9. Property, Plant and Equipment

The major components of property, plant and equipment as at January 1, 2022 and January 2, 2021 were as follows:

	January 1, 2022			January 2, 2021
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

	$	$	$	$	$	$
Land	6,963	-	6,963	7,009	-	7,009
Buildings	94,935	22,510	72,425	75,308	23,587	51,721
Machinery and equipment	236,779	107,319	129,460	191,831	103,092	88,739
Enterprise software	19,900	11,740	8,160	25,250	16,009	9,241
Office furniture and equipment	5,429	3,130	2,299	7,258	6,157	1,101
Vehicles	1,445	1,215	230	1,850	1,613	237
	365,451	145,914	219,537	308,506	150,458	158,048

As at January 1, 2022, property, plant and equipment included construction in process assets of $48.7 million (January 2, 2021 - $23.7 million) and $7.0 million (January 2, 2021 - $5.6 million) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations related to property, plant and equipment for the year ended January 1, 2022 was $24.7 million (January 2, 2021 - $21.4 million; December 28, 2019 - $20.2 million).
SUNOPTA INC.	-F18-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

10. Leases

The Company leases certain manufacturing plants, warehouses, offices, and machinery and equipment. Prior to June 2021, the Company also leased certain farmland that was subleased to third-party growers. At the lease commencement date, the Company classifies a lease as a finance lease if it has the right to obtain substantially all of the economic benefits from the right-of-use assets, otherwise the lease is classified as an operating lease. The Company's leases have remaining noncancelable lease terms of less than one year to approximately 12 years, and typically require fixed monthly rental payments that may be adjusted annually to give effect to inflation. Real estate leases typically provide the Company options to extend the leases for up to 15 years. Machinery and equipment operating leases typically include purchase options for the fair market value of the underlying asset at the end of the lease term. Certain other leases for machinery and equipment include nominal purchase options at the end of the lease term that are reasonably certain of being exercised.

The following tables present supplemental information related to leases:

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Lease Costs
Operating lease cost	13,806	16,647	18,192
Finance lease cost:
Depreciation of right-of-use assets	5,922	2,647	1,439
Interest on lease liabilities	2,752	675	267
Sublease income	(281)	(504)	(476)
Net lease cost	22,199	19,465	19,422
	January 1, 2022	January 2, 2021
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	47,245	35,172
Current portion of operating lease liabilities	12,203	12,750
Operating lease liabilities	39,028	24,582
Total operating lease liabilities	51,231	37,332

Finance leases:
Property, plant and equipment, gross	66,060	24,534
Accumulated depreciation	(10,348)	(5,787)
Property, plant and equipment, net	55,712	18,747
Current portion of long-term debt	9,760	3,146
Long-term debt	43,034	15,667
Total finance lease liabilities	52,794	18,813
SUNOPTA INC.	-F19-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Cash Flow Information
Cash paid (received) for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	13,391	16,741	18,405
Operating cash flows from finance leases	2,752	675	267
Financing cash flows from finance leases(1)	(4,828)	2,587	1,123

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	29,015	5,962	2,760
Finance leases	29,906	5,179	14,549

Right-of-use assets and liabilities reduced through lease terminations or modifications:
Operating leases	(2,261)	(23,667)	-
Finance leases	(686)	-	-

Impairment of operating lease right-of-use assets	-	(1,538)	-

(1) For the year ended January 1, 2022, net cash received for amounts included in financing cash flows from finance leases reflected cash advances of $13.6 million received by the Company under finance leases that have not commenced that relate to the construction of right-of-use assets controlled by the Company, partially offset by cash repayments of $8.8 million made by the Company related to finance leases that have commenced.

	January 1, 2022	January 2, 2021	December 28, 2019
Other Information
Weighted-average remaining lease term (years):
Operating leases	7.4	3.4	6.1
Finance leases	4.3	5.3	5.9

Weighted-average discount rate:
Operating leases	5.0%	6.6%	9.2%
Finance leases	6.6%	5.4%	4.5%

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
2022	10,728	11,965
2023	10,184	14,035
2024	8,264	13,971
2025	6,245	14,665
2026	5,236	6,824
Thereafter	21,638	-
Total lease payments	62,295	61,460
Less: imputed interest	(11,064)	(8,666)
Total lease liabilities	51,231	52,794

See note 23 for a discussion of the Company's operating and finance lease commitments.
SUNOPTA INC.	-F20-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Intangible Assets

The major components of intangible assets as at January 1, 2022 and January 2, 2021 were as follows:

	January 1, 2022			January 2, 2021
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
	$	$	$	$	$	$
Customer relationships	189,407	64,867	124,540	189,407	56,090	133,317
Brand names (see note 3)	25,073	1,173	23,900	-	-	-
Other	1,919	1,919	-	1,919	1,919	-
	216,399	67,959	148,440	191,326	58,009	133,317

Amortization expense associated with intangible assets in each of the next five fiscal years and thereafter is as follows:

	2022	2023	2024	2025	2026	Thereafter	Total
	$	$	$	$	$	$	$
Amortization expense	10,448	10,448	10,448	10,448	10,138	96,510	148,440

12. Goodwill

As at January 1, 2022 and January 2, 2021, the Company had $4.0 million of goodwill recognized on the consolidated balance sheets, all of which was associated with the Fruit Snacks reporting unit of the Fruit-Based Foods and Beverages operating segment. For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, the Company determined that goodwill was not impaired as the fair value of the Fruit Snacks reporting unit significantly exceeded its carrying amount. Prior to 2019, the Company recognized accumulated impairment losses of $213.8 million related to goodwill.

13. Accounts Payable and Accrued Liabilities

	January 1, 2022	January 2, 2021
	$	$
Accounts payable	105,386	73,204
Payroll and benefits	8,861	25,423
Accrued interest	846	41
Dividends payable on preferred stock (see note 15)	609	2,378
Accrued costs to sell related to Tradin Organic divestiture	-	13,380
Accrued debt issuance costs	-	1,690
Other accruals	5,728	2,476
	121,430	118,592
SUNOPTA INC.	-F21-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

14. Long-Term Debt

	January 1, 2022	January 2, 2021
	$	$
Asset-based credit facilities:
Revolving credit facilities	153,293	47,277
Term loan facility	11,606	—
Total asset-based credit facilities	164,899	47,277
Finance lease liabilities (see note 10)	52,794	18,813
Other	6,910	3,633
Total debt	224,603	69,723
Less: current portion	9,760	3,478
Total long-term debt	214,843	66,245

Scheduled maturities of long-term debt, including finance lease liabilities, are as follows:

$
2022	11,965
2023	15,417
2024	15,629
2025	176,524
2026	10,711
Thereafter	3,023
Total gross maturities	233,269
Less: imputed interest	(8,666)
Total debt	224,603

Asset-Based Credit Facilities

On December 31, 2020, the Company entered into a second amended and restated credit agreement (the "Credit Agreement"), among the Company, SunOpta Foods Inc. ("SunOpta Foods"), the other borrowers and guarantors party thereto, and the lenders party thereto (the "Lenders"). As part of the Credit Agreement, the Lenders provided a five-year, $250 million asset-based revolving credit facility, subject to borrowing base capacity (the "Tranche A Subfacility," and together with the Tranche B Subfacility defined below, the "Revolving Credit Facilities"), and a five-year $75 million delayed draw term loan facility which can be used for borrowings on or prior to June 30, 2022 (the "Term Loan Facility," and together with the Revolving Credit Facilities, the "Asset-Based Credit Facilities"), to finance certain capital expenditures. The Tranche A Subfacility includes borrowing capacity for letters of credit (see note 23) and provides for borrowings on same-day notice, including in the form of swingline loans. The Tranche A Subfacility and Term Loan Facility mature on December 31, 2025.

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

SUNOPTA INC.	-F22-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

On July 2, 2021, the Company entered into a second amendment to the Credit Agreement to increase the customer concentration limit included in the borrowing base calculation under the Revolving Credit Facilities.

On February 25, 2022, the Company entered into a third amendment to the Credit Agreement to, among other things: (i) provide for the replacement of LIBOR with the Secured Overnight Financing Rate ("SOFR"); (ii) extend the maturity date of the Tranche B Subfacility by one year to April 15, 2024, with amortization payments on the aggregate principal amount of the Tranche B Subfacility of $2.5 million, payable at the end of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2023, with the remaining amount payable at the maturity thereof; (iii) extend the period that the Term Loan Facility can be used for borrowings from June 30, 2022 to March 31, 2023; (iv) extend the repayment start date of the Term Loan Facility from July 31, 2022 to March 31, 2023, with monthly repayments equal to 1/84th of the then-outstanding principal amount of the Term Loan Facility; (v) amend the maximum senior funded leverage ratio with respect to the Term Loan Facility to 5.50 to 1.00 from the fiscal quarter ending March 31, 2022 to the fiscal quarter ending September 30, 2022, 5.00 to 1.00 for the fiscal quarter ending December 31, 2022, 4.75 to 1.00 from the fiscal quarter ending March 31, 2023 to the fiscal quarter ending June 30, 2023, 4.25 to 1.00 from the fiscal quarter ending September 30, 2023 to the fiscal quarter ending December 31, 2023, 3.50 to 1.00 from the fiscal quarter ending March 31, 2024 to the fiscal quarter ending June 30, 2024, and 3.25 to 1.00 from the fiscal quarter ending September 30, 2024 until the Term Loan Facility termination date; (vi) increase certain advance rates and add new classes of eligible assets to the Tranche A Subfacility borrowing base calculation; and (vii) delay by one year to January 1, 2023, a 0.25% margin reduction when the Company's total leverage ratio is less than a specific threshold.

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

For the year ended January 1, 2022, the weighted-average interest rate on all outstanding borrowings under the Revolving Credit Facilities was 2.36%.

Borrowings under the Asset-Based Credit Facilities bear interest based on various reference rates plus an applicable margin, which are set quarterly based on average borrowing availability for the preceding fiscal quarter. Effective from the date of the third amendment to the Credit Agreement, the applicable margin for loans under the Tranche A Subfacility range from 0.50% to 1.00% for base rate loans and from 1.50% to 2.00% for SOFR loans, bankers' acceptance equivalent loans and European base rate loans. The applicable margin on loans under the Tranche B Subfacility are the applicable margin for the Tranche A Subfacility plus 1.00%. With respect to loans under the Term Loan Facility, the applicable margin ranges from 1.25% to 1.75% for base rate loans and from 2.25% to 2.75% for SOFR loans. In addition, a credit spread adjustment of 0.10% applies to all SOFR loans. In addition to paying interest on outstanding principal under the Asset-Based Credit Facilities, the Company is required to pay commitment fees quarterly, in arrears, equal to (i) 0.25% of the average daily undrawn portion of the Revolving Credit Facilities and (ii) 0.375% of the undrawn portion of the Term Loan Facility.

The Asset-Based Credit Facilities are subject to a number of covenants that, among other things, restrict the Company's ability to create liens on assets; sell assets and enter in sale and leaseback transactions; pay dividends, prepay junior lien and unsecured indebtedness and make other restricted payments; incur additional indebtedness, including finance lease obligations in excess of $150 million, and make guarantees; make investments, loans or advances, including acquisitions; and engage in mergers or consolidations. In addition, the Company and its restricted subsidiaries are required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if excess availability is less than the greater of (i) $15.0 million or (ii) 10% of the lesser of (x) the aggregate commitments under the Revolving Credit Facilities and (y) the aggregate borrowing base, as well as the maximum senior funded leverage ratio covenant (as amended above) with respect to the Term Loan Facility. As at January 1, 2022, the Company was in compliance with all covenants of the Credit Agreement.

SUNOPTA INC.	-F23-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Interest Expense, Net

The components of interest expense, net are as follows:

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Interest expense	7,685	26,816	30,950
Amortization of debt issuance costs	1,353	4,078	2,721
Interest income	(269)	(852)	(906)
Interest expense, net	8,769	30,042	32,765

Loss on Retirement of Debt

For the year ended January 2, 2021, the Company recorded a loss of $8.9 million on the redemption and retirement in full of the $223.5 million principal amount of outstanding 9.5% senior secured second lien notes due October 2022 issued by SunOpta Foods. The second lien notes were redeemed at a redemption price equal to 102.375% of the principal amount of the notes, together with accrued and unpaid interest on the notes to the date of redemption.

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

SUNOPTA INC.	-F24-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Series B-1 Preferred Stock

On April 15, 2020, the Company and SunOpta Foods entered into a subscription agreement (the "Series B Subscription Agreement") with Oaktree and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP (collectively, "Engaged"). On April 24, 2020, pursuant to the Series B Subscription Agreement, SunOpta Foods issued 15,000 shares of Series B-1 Preferred Stock to each of Oaktree and Engaged for aggregate consideration of $30.0 million and 30,000 shares total (the "Series B-1 Preferred Stock"). In connection with the issuance of the Series B-1 Preferred Stock, the Company incurred direct and incremental expenses of $3.2 million, which reduced the carrying value of the Series B-1 Preferred Stock. The carrying value of the Series B-1 Preferred Stock is being accreted through charges to accumulated deficit over the period preceding April 24, 2025. For the year ended January 1, 2022, these accretion charges amounted to $0.5 million (January 2, 2021 - $0.3 million).

The Series B-1 Preferred Stock had an initial stated value and liquidation preference of $1,000 per share, which is adjusted for any non-cash dividends declared on the Series B-1 Preferred Stock (the "Series B-1 Liquidation Preference"). Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the Series B-1 Liquidation Preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to September 30, 2029, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the Series B-1 Liquidation Preference. The failure to pay dividends in cash for any quarter ending after September 30, 2029 will be an event of non-compliance. For the second quarter of 2020, SunOpta Foods elected to declare dividends on the Series B-1 Preferred Stock to be paid in kind and, as a result, the aggregate Series B-1 Liquidation Preference increased by $0.4 million to $30.4 million, or approximately $1,015 per share. Since the second quarter of 2020, SunOpta Foods has elected to pay the quarterly dividend amount of $0.6 million in cash. As at January 1, 2022, the Company accrued unpaid dividends of $0.6 million for the fourth quarter of 2021, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

At any time, the Series B-1 Preferred Stock may be exchanged, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the Series B Liquidation Preference divided by $2.50 (such price, the "Series B-1 Exchange Price" and such quotient, the "Series B-1 Exchange Rate"). As at January 1, 2022, the aggregate shares of Series B-1 Preferred Stock outstanding were exchangeable into 12,178,667 Common Shares. The Series B-1 Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series B-1 Exchange Price, provided that the Series B-1 Exchange Price may not be lower than $2.00 (subject to adjustment in certain circumstances).

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

Oaktree and Engaged are entitled to vote the Series B-1 Preferred Stock with the Common Shares on an as-exchanged basis, subject to a permanent 19.99% voting cap. As a result of the voting cap, each of Oaktree and Engaged will only be able to vote its Series B-1 Preferred Stock to the extent that, when taken together with any other voting securities each investor controls, such votes do not exceed 19.99% of the votes eligible to be cast by all security holders of the Company. On April 24, 2020, the Company designated Special Shares, Series 2 to serve as the mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock. The Special Shares, Series 2 entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holders of Common Shares, voting together as a single class, subject to certain exceptions. The Special Shares, Series 2 are not transferrable and the voting rights associated with the Special Shares, Series 2 will terminate upon the transfer of the shares of Series B-1 Preferred Stock to a third party, other than an affiliate of Oaktree or Engaged, as applicable. As at January 1, 2022, 6,089,333 Special Shares, Series 2 were issued to Engaged, equal to the number of Common Shares issuable to Engaged on the exchange of all of the shares of Series B-1 Preferred Stock held by it, and no Special Shares, Series 2 were issued to Oaktree, as Oaktree was subject to the Series B-1 Exchange Cap.
SUNOPTA INC.	-F25-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

16. Common Shares

The Company is authorized to issue an unlimited number of Common Shares without par value and an unlimited number of special shares without par value.

17. Stock-Based Compensation

For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, stock-based compensation was recorded in the consolidated statements of operations as follows:

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Selling, general and administrative expenses	9,100	12,570	10,471
Other income(1)	—	(894)	(4,131)
Earnings from discontinued operations(2)	—	540	1,145
Total stock-based compensation expense	9,100	12,216	7,485

(1) Represents the reversal of previously recognized stock-based compensation related to forfeited awards previously granted to employees who were terminated in connection with restructuring activities undertaken by the Company.

(2) Represents stock-based compensation attributed to employees of Tradin Organic.

Stock Incentive Plan

On May 28, 2013, the Company's shareholders approved the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs") to selected employees and directors of the Company. As at January 1, 2022, 4,373,448 securities remained available for issuance under the 2013 Plan.

Stock Options

Stock options granted to employees during the three-year period ended January 1, 2022 vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid by employees or directors on the exercise of stock options or purchase of stock is credited to capital stock.

SUNOPTA INC.	-F26-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes stock option activity for the year ended January 1, 2022:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Stock options	exercise price	term (years)	intrinsic value
Outstanding, beginning of year	2,170,780	$6.95
Granted	142,499	14.77
Exercised	(920,526)	7.18
Forfeited	(333,375)	7.56
Outstanding, end of year	1,059,378	$7.75	6.5	$1,219
Exercisable, end of year	665,988	$7.46	5.2	$653

The total intrinsic value of stock options exercised during the year ended January 1, 2022 was $5.1 million.

The following table summarizes non-vested stock option activity during the year ended January 1, 2022:

		Weighted-
		average grant-
	Stock options	date fair value
Non-vested, beginning of year	554,987	$2.54
Granted	142,499	8.10
Vested	(208,477)	2.49
Forfeited	(95,619)	3.26
Non-vested, end of year	393,390	$4.49

The weighted-average grant-date fair values of all stock options granted in the years ended January 1, 2022, January 2, 2021 and December 28, 2019, were $8.10, $2.52 and $1.70, respectively. The weighted-average assumptions used in the Black-Scholes option pricing model to determine the fair value of the stock options granted in those years were as follows:

	January 1, 2022	January 2, 2021	December 28, 2019
Grant-date stock price	$14.77	$4.64	$3.57
Dividend yield(a)	0%	0%	0%
Expected volatility(b)	61.7%	60.0%	48.6%
Risk-free interest rate(c)	1.0%	0.4%	2.3%
Expected life of options (years)(d)	6.0	6.0	5.8

(a) Determined based on expected annual dividend yield at the time of grant.

(b) Determined based on historical volatility of the Company’s Common Shares over the expected life of the option.

(c) Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.

(d) Determined based on the mid-point of vesting (one through three years) and expiration (10 years).

Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $1.3 million as at January 1, 2022, which will be amortized over a weighted-average remaining vesting period of 2.0 years.

SUNOPTA INC.	-F27-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes stock options outstanding and exercisable as at January 1, 2022:

			Weighted-
			average
			remaining	Weighted-		Weighted-
Exercise price range		Outstanding	contractual life	average exercise	Exercisable	average exercise
Low	High	options	(years)	price	options	price
$3.25	$4.72	97,860	6.5	$3.58	87,060	$3.44
4.73	5.00	361,385	8.5	4.73	117,917	4.73
5.01	9.48	146,978	3.1	6.70	144,978	6.71
9.49	9.79	218,470	5.4	9.50	218,470	9.50
9.80	14.77	234,685	6.6	13.17	97,563	10.93
		1,059,378	6.5	$7.75	665,988	$7.46

Restricted Stock Units

RSUs granted to employees vest ratably on each of the first through third anniversaries of the grant date. RSUs granted to directors vest 100% on the first anniversary of the grant date. Each vested RSU entitles the employee or director to receive one Common Share without payment of additional consideration. The weighted-average grant-date fair values of all RSUs granted in the years ended January 1, 2022, January 2, 2021 and December 28, 2019, were $13.32, $3.20 and $3.33, respectively, based on the closing price of the Common Shares on the grant dates.

The following table summarizes non-vested RSU activity during the year ended January 1, 2022:

		Weighted-
		average grant-
	RSUs	date fair value
Non-vested, beginning of year	647,299	$3.39
Granted	245,848	13.32
Vested	(285,554)	3.93
Forfeited	(101,582)	3.78
Non-vested, end of year	506,011	$7.71

The total intrinsic value of RSUs that vested during the year ended January 1, 2022 was $3.8 million. Total compensation costs related to non-vested RSU awards not yet recognized as an expense was $2.6 million as at January 1, 2022, which will be amortized over a weighted-average remaining vesting period of 2.0 years.

Performance Share Units

PSUs granted to certain employees under the Company's 2021, 2020 and 2019 short-term incentive plans and 2020 long-term incentive plan vest subject to the Company achieving predetermined measures of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") (the "EBITDA PSUs"). Each vested EBITDA PSU entitles the employee to receive one Common Share without payment of additional consideration. The weighted-average grant-date fair values of the EBITDA PSUs granted during the years ended January 1, 2022, January 2, 2021 and December 28, 2019, were $13.90, $3.54 and $3.42, respectively, based on the closing price of the Common Shares on the grant dates.

SUNOPTA INC.	-F28-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes non-vested EBITDA PSU activity during the year ended January 1, 2022:

		Weighted-
		average grant-
	EBITDA PSUs	date fair value
Non-vested, beginning of year	3,004,675	$3.56
Granted	666,332	13.90
Vested	(2,813,175)	3.53
Forfeited	(187,661)	11.40
Non-vested, end of year	670,171	$11.77

The total intrinsic value of EBITDA PSUs that vested during the year ended January 1, 2022 under the Company's 2020 short-term and long-term incentive plans was $37.3 million.

Each reporting period, the number of unvested EBITDA PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of EBITDA PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized. As at January 1, 2022, the compensation cost not yet recognized as an expense related to unvested EBITDA PSUs granted under the Company's 2020 long-term incentive plan that are currently expected to vest was $0.4 million, which will be amortized over a weighted-average remaining vesting period of 1.5 years. As the EBITDA performance condition under the Company's 2021 short-term incentive plan was not achieved, the Company did not recognize any compensation expense related to those EBITDA PSUs, which was estimated to be $9.0 million as of the grant date.

The vesting of 74,428 PSUs granted to selected employees under the Company's 2021 long-term incentive plan is dependent on the Company's total shareholder return ("TSR") performance relative to food and beverage companies in a designated index during the three-year period commencing January 1, 2021 and continuing through December 31, 2023, and the employee's continued employment with the Company through April 15, 2024 (the "TSR PSUs"). The TSR for the Company and each of the companies in the designated index will be calculated using a 20-trading day average closing price as of December 31, 2023. The percentage of vested TSR PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested TSR PSU entitles the employee to receive one Common Share without payment of additional consideration. A grant-date fair value of $23.40 was estimated for the TSR PSUs using a Monte Carlo valuation model with the following assumptions:

Grant-date stock price	$14.77
Dividend yield	0%
Expected volatility(a)	76.9%
Risk-free interest rate(b)	0.3%
Expected life (in years)(c)	2.7

(a) Determined based on the historical volatility of the Common Shares over the performance period of the PSUs.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the performance period of the PSUs.

(c) Determined based on the performance period of the PSUs.

SUNOPTA INC.	-F29-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarized non-vested TSR PSU activity during the year ended January 1, 2022:

		Weighted-
		average grant-
	TSR PSUs	date fair value
Non-vested, beginning of year	-	$-
Granted	74,428	23.40
Vested	-	-
Forfeited	(3,082)	23.40
Non-vested, end of year	71,346	$23.40

Total compensation costs related to non-vested TSR PSU awards not yet recognized as an expense was $1.3 million as at January 1, 2022, which will be amortized over a remaining vesting period of 2.3 years.

Chief Executive Officer

On April 1, 2019, Joseph D. Ennen was appointed CEO of the Company. In connection with his appointment, the Company granted Mr. Ennen options to purchase 960,061 Common Shares, 512,619 RSUs (of which 215,000 were issued to equal the number of Common Shares purchased by Mr. Ennen on the open market within the 60-day period after his employment began) and 1,785,714 PSUs. The stock options vest on April 1, 2022, subject to Mr. Ennen's continued employment during the vesting period, and expire on April 1, 2029. Each vested stock option entitles Mr. Ennen to purchase one Common Share at an exercise price of $3.36, which was equal to the closing price of the Common Shares on April 1, 2019. The RSUs vest in three equal annual installments beginning on April 1, 2020, and each vested RSU entitles Mr. Ennen to receive one Common Share of the Company without payment of additional consideration.

The vesting of 892,857 of the PSUs granted is subject to the Company achieving predetermined annual thresholds of adjusted EBITDA from continuing operations during fiscal years 2019 through 2022, as follows: 297,619 PSUs vest upon the Company achieving annual adjusted EBITDA of $43 million, another 297,619 vest upon the Company achieving annual adjusted EBITDA of $65 million, and the final 297,619 vest upon the Company achieving annual adjusted EBITDA of $87 million, and subject to Mr. Ennen's continued employment with the Company through the end of the fiscal year during which the adjusted EBITDA performance condition is achieved. The vesting of the other 892,857 PSUs that were granted is subject to the Common Shares achieving certain volume-weighted average trading prices during a performance period commencing on April 1, 2019 and ending on December 31, 2022, as follows: 297,619 PSUs vest upon achieving a trading price of $5.00 per share, another 297,619 vest upon achieving a trading price of $9.00 per share, and the final 297,619 vest upon achieving a trading price of $14.00 per share, in each case for 20 consecutive trading days, and subject to Mr. Ennen's continued employment with the Company through the date the stock price performance condition is achieved. Each vested PSU entitles Mr. Ennen to receive one Common Share without payment of additional consideration.

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

SUNOPTA INC.	-F30-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Stock Options	PSUs
Grant-date stock price	$3.36	$3.36
Exercise price	$3.36	NA
Dividend yield	0%	0%
Expected volatility(a)	47.9%	55.7%
Risk-free interest rate(b)	2.4%	2.3%
Expected life (in years)(c)	6.5	1.8

(a) Determined based on the historical volatility of the Common Shares over the expected life of the stock options and performance period of the PSUs.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the stock options and performance period of the PSUs.

(c) Determined based on the mid-point of vesting (three years) and expiration (ten years) for the stock options and the derived service period for the PSUs

The aggregate grant-date fair value of the stock options, RSUs and PSUs awarded to Mr. Ennen was determined to be $8.0 million, which is being recognized on a straight-line basis over the vesting period for the stock options and RSUs and the derived service period for the PSUs. Each reporting period, the number of PSUs subject to the adjusted EBITDA performance condition that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of those PSUs is amortized over the remaining service period less amounts previously recognized. Total compensation costs related to Mr. Ennen's non-vested equity awards not yet recognized as an expense was $1.1 million as at January 1, 2022, which will be amortized over a weighted-average remaining vesting period of 0.8 years.

The following table summarizes activity related to Mr. Ennen's non-vested equity awards during the year ended January 1, 2022:

	Stock		EBITDA	Stock price
	options	RSUs	PSUs	PSUs
Non-vested, beginning of year	960,061	341,746	892,857	297,619
Vested	-	(170,873)	(297,619)	(297,619)
Non-vested, end of year	960,061	170,873	595,238	-

The total intrinsic value of Mr. Ennen's equity awards that vested during the year ended January 1, 2022 was $11.5 million.

Chief Financial Officer

On September 3, 2019, Scott Huckins was appointed CFO of the Company. In connection with his appointment, the Company granted Mr. Huckins options to purchase 262,182 Common Shares, 327,819 RSUs (of which 154,500 were issued to equal the number of Common Shares purchased by Mr. Huckins on the open market prior to December 12, 2019) and 346,638 PSUs. The stock options vest on September 3, 2022, subject to Mr. Huckins' continued employment during the vesting period, and expire on September 3, 2029. Each vested stock option entitles Mr. Huckins to purchase one Common Share at an exercise price of $2.38, which was equal to the closing price of the Common Shares on September 3, 2019. The RSUs vest in three equal annual installments beginning on September 3, 2020, and each vested RSU entitles Mr. Huckins to receive one Common Share of the Company without payment of additional consideration.

The vesting of 173,319 of the PSUs granted is subject to the Company achieving predetermined annual thresholds of adjusted EBITDA from continuing operations during fiscal years 2019 through 2022, as follows: 57,773 PSUs vest upon the Company achieving annual adjusted EBITDA of $43 million, another 57,773 vest upon the Company achieving annual adjusted EBITDA of $65 million, and the final 57,773 vest upon the Company achieving annual adjusted EBITDA of $87 million, and subject to Mr. Huckins' continued employment with the Company through the end of the fiscal year during which the adjusted EBITDA performance condition is achieved. The vesting of the other 173,319 PSUs that were granted is subject to the Common Shares achieving certain volume-weighted average trading prices during a performance period commencing on September 3, 2019 and ending on December 31, 2022, as follows: 57,773 PSUs vest upon achieving a trading price of $5.00 per share, another 57,773 vest upon achieving a trading price of $9.00 per share, and the final 57,773 vest upon achieving a trading price of $14.00 per share, in each case for 20 consecutive trading days, and subject to Mr. Huckins' continued employment with the Company through the date the stock price performance condition is achieved. Each vested PSU entitles Mr. Huckins to receive one Common Share without payment of additional consideration.

SUNOPTA INC.	-F31-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
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

	Stock Options	PSUs
Grant-date stock price	$2.38	$2.38
Exercise price	$2.38	NA
Dividend yield	0%	0%
Expected volatility(a)	49.7%	55.9%
Risk-free interest rate(b)	1.4%	1.4%
Expected life (in years)(c)	6.5	2.1

(a) Determined based on the historical volatility of the Common Shares over the expected life of the stock options and performance period of the PSUs.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the stock options and performance period of the PSUs.

(c) Determined based on the mid-point of vesting (three years) and expiration (ten years) for the stock options and the derived service period for the PSUs.

In connection with his employment agreement, the Company issued Mr. Huckins an additional 29,090 RSUs during the year ended January 1, 2022, which will vest on each of the first three anniversaries of the date of the grant, subject to Mr. Huckins continued employment with the Company. The grant-date fair value of these additional RSUs was estimated to be $15.49 based on the closing price of the Common Shares on the date of grant.

The aggregate grant-date fair value of the stock options, RSUs and PSUs awarded to Mr. Huckins was determined to be $2.1 million, which is being recognized on a straight-line basis over the vesting period for the stock options and RSUs and the derived service period for the PSUs. Each reporting period, the number of PSUs subject to the adjusted EBITDA performance condition that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of those PSUs is amortized over the remaining service period less amounts previously recognized. Total compensation costs related to Mr. Huckins' non-vested equity awards not yet recognized as an expense was $0.7 million as at January 1, 2022, which will be amortized over a weighted-average remaining vesting period of 1.4 years.

The following table summarizes activity related to Mr. Huckins' non-vested equity awards during the year ended January 1, 2022:

	Stock		EBITDA	Stock price
	options	RSUs	PSUs	PSUs
Non-vested, beginning of year	262,182	218,546	173,319	57,773
Granted	-	29,090	-	-
Vested	-	(109,273)	(57,773)	(57,773)
Non-vested, end of year	262,182	138,363	115,546	-

SUNOPTA INC.	-F32-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The total intrinsic value of Mr. Huckins' equity awards that vested during the year ended January 1, 2022 was $2.8 million.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby employees can purchase common shares through payroll deductions. For the year ended January 1, 2022, the Company's employees purchased 66,834 Common Shares (January 2, 2021 - 113,581; December 28, 2019 - 185,415) for total proceeds of $0.6 million (January 2, 2021 - $0.5 million; December 28, 2019 - $0.5 million). As at January 1, 2022, 634,082 Common Shares are remaining to be granted under this plan.

18. Other Expense (Income), Net

The components of other expense (income) are as follows:

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Long-lived asset impairments and facility closure costs(1)	6,298	9,045	308
Employee termination and recruitment costs(2)	1,628	1,881	5,548
Divestiture costs(3)	703	-	-
Settlement loss (gain)(4)	163	179	(3,065)
Loss on foreign currency forward contract (see note 4)	-	12,658	-
Gain on sale of soy and corn business (see note 5)	-	-	(44,027)
Other	98	(370)	597
	8,890	23,393	(40,639)

(1)  Long-lived asset impairments and facility closure costs

For the year ended January 1, 2022, expenses include asset impairment charges and asset relocation costs of $3.8 million related to the closure of the Company's South Gate, California, fruit ingredient processing facility in July 2021, and costs of $1.4 million to complete the exit from the Company's Santa Maria, California, frozen fruit processing facility in February 2021, together with costs of $0.8 million related to the relocation of the Company's executive office and innovation center into Eden Prairie, Minnesota, and the related vacating of the Company's former leased facility in December 2021, and other asset impairments of $0.3 million.

For the year ended January 2, 2021, expenses include costs of $6.3 million related to the Company's exit from its Santa Maria facility and the consolidation of the Company's corporate offices into Minnesota, together with the write-down of $2.7 million of operating lease right-of-use and owned assets related to the consolidation of roasting lines at the Company's Crookston, Minnesota, facility.

For the year ended December 28, 2019, expenses include costs to dismantle and move equipment from the Company's former soy extraction facility located in Heuvelton, New York, which was sold in April 2019.

(2)  Employee termination and recruitment costs

For the year ended January 1, 2022, expense represents severance benefits of $1.1 million for 55 employees impacted by the closure of the South Gate facility, and $0.5 million of severance benefits for 19 employees following a workforce reduction in the Company's frozen fruit operations.

For the year ended January 2, 2021, expense represents severance benefits of $2.8 million mainly related to employees impacted by the exit from the Company's Santa Maria facility, offset by the reversal of $0.9 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to terminated employees.

SUNOPTA INC.	-F33-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

For the year ended December 28, 2019, expenses represent severance benefits of $8.4 million for employees terminated in connection with a workforce reduction program and corporate office consolidation, together with recruitment, relocation and termination costs related to the appointments of a new Chief Executive Officer and new Chief Financial Officer of the Company. These expenses were partially offset by the reversal of $4.1 million of previously recognized stock-based compensation expense related to forfeited awards previously granted to terminated employees.

(3)  Divestiture costs

For the year ended January 1, 2022, expense relates to professional fees incurred in connection with post-closing matters related to the divestiture of Tradin Organic.

(4)  Settlement loss (gain)

For the year ended January 1, 2022, expense represents a $0.5 million loss from the settlement of an employment-related legal matter, partially offset by a gain related to a project cancellation.

For the year ended January 2, 2021, the Company recognized a $2.4 million loss from the settlement of a customer claim related to the voluntary recall of certain roasted sunflower kernel products initiated by the Company in 2016, which included a cash settlement payment of $4.4 million, partially offset by the receipt of related insurance proceeds. This loss was offset by gains of $2.2 million recognized from the settlement of unrelated matters.

For the year ended December 28, 2019, the Company recognized gains from the settlement of certain legal matters and a project cancellation.

19. Income Taxes

The income tax benefit differs from the amount that would have resulted from applying the combined Canadian federal and provincial statutory income tax rate to loss from continuing operations before income taxes due to the following:

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Loss from continuing operations	(7,510)	(50,042)	(16,181)
Canadian statutory rate	26.5%	26.5%	26.5%
Income tax benefit at statutory rate	(1,990)	(13,261)	(4,288)
Stock-based compensation	2,166	3,169	1,975
Change in valuation allowance	975	560	(113)
Disallowed executive compensation	138	2,801	-
Foreign tax rate differential	(31)	(105)	126
Change in enacted tax rates	(442)	250	(549)
CARES Act	-	2,472	-
Other	(4,182)	1,374	(252)
Income tax benefit	(3,366)	(2,740)	(3,101)

SUNOPTA INC.	-F34-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of earnings (loss) from continuing operations before income taxes are shown below:

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Canada	(10,797)	(14,700)	(11,295)
U.S.	3,945	(34,521)	(5,548)
Other	(658)	(821)	662
Loss from continuing operations before income taxes	(7,510)	(50,042)	(16,181)

The components of income tax expense (benefit) are shown below:

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Current income tax expense (benefit):
Canada	(9)	(154)	(1,023)
U.S.	(75)	(14,148)	(3,424)
Other	(359)	589	532
	(443)	(13,713)	(3,915)

Deferred income tax expense (benefit):
Canada	299	(291)	33
U.S.	(3,067)	10,442	731
Other	(155)	822	50
	(2,923)	10,973	814
Income tax benefit	(3,366)	(2,740)	(3,101)

Deferred income taxes of the Company are comprised of the following:

	January 1, 2022	January 2, 2021
	$	$
Differences in property, plant and equipment and intangible assets	(54,761)	(55,105)
Capital and non-capital losses	21,540	14,388
Interest expense limitation (163j)	10,521	11,069
Tax benefit of scientific research expenditures	2,744	2,699
Inventory basis differences	1,148	1,303
Other accrued reserves	1,590	4,522
	(17,218)	(21,124)
Less: valuation allowance	5,267	4,284
Deferred income tax liability	(22,485)	(25,408)

The components of the deferred income tax liability are shown below:

	January 1, 2022	January 2, 2021
	$	$
Canada	(325)	(26)
U.S.	(22,083)	(25,150)
Other	(77)	(232)
Deferred income tax liability	(22,485)	(25,408)

SUNOPTA INC.	-F35-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of the deferred income tax valuation allowance are as follows:

	January 1, 2022	January 2, 2021
	$	$
Balance, beginning of year	4,284	6,219
Increase (decrease) in valuation allowance	983	(1,935)
Balance, end of year	5,267	4,284

As at January 1, 2022, the Company had approximately $1.6 million (January 2, 2021 - $1.5 million) in U.S. federal scientific research investment tax credits and $0.9 million (January 2, 2021 - $0.9 million) in U.S. state research and development tax credits, which will expire in varying amounts between 2022 and 2029.

As at January 1, 2022, the Company had U.S. federal non-capital loss carryforwards of approximately $64.8 million (January 2, 2021 - $37.1 million). In addition, the Company had state loss carryforwards of approximately $3.3 million as at January 1, 2022 (January 2, 2021 - $8.7 million). These amounts are available to reduce future federal and state income taxes.

As at January 1, 2022, the Company had Canadian capital losses of approximately $27.8 million (January 2, 2021 - $27.9 million) for which a full valuation allowance exists. These amounts are available to reduce future capital gains and do not expire. In addition, the Company had Canadian non-capital loss carryforwards of approximately $6.0 million (January 2, 2021 - $2.8 million). These amounts are available to reduce future taxable income and do not begin to expire until 2040.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, as at January 1, 2022, a valuation allowance of $5.3 million (January 2, 2021 - $4.3 million) had been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

As the undistributed earnings of the Company's non-Canadian affiliates and associated companies are considered to be indefinitely reinvested, no provision for deferred taxes has been provided thereon.

For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, the Company did not identify any material uncertain tax positions or recognize any related tax benefits. The Company believes it has adequately examined its tax positions taken or expected to be taken in a tax return; however, amounts asserted by taxing authorities could differ from the Company's positions. Accordingly, additional provisions on federal, provincial, state, and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations, and with the related liability on the consolidated balance sheets.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdictions are the U.S. (including multiple states) and Canada (Ontario). The Company's 2018 through 2020 tax years (and any tax year for which available non-capital loss carryforwards were generated up to the amount of non-capital loss carryforward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and tax years 2014 through 2020 remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company's consolidated financial statements.
SUNOPTA INC.	-F36-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

20. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	January 1, 2022	January 2, 2021	December 28, 2019
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Loss from continuing operations	$(4,144)	$(47,302)	$(13,080)
Less: dividends and accretion on Series A Preferred Stock	(1,212)	(8,319)	(8,022)
Less: dividends and accretion on Series B-1 Preferred Stock	(2,985)	(2,009)	-
Loss from continuing operations attributable to common shareholders	(8,341)	(57,630)	(21,102)
Earnings from discontinued operations	-	124,820	12,322
Earnings (loss) attributable to common shareholders	$(8,341)	$67,190	$(8,780)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	104,098	89,234	87,787

Basic earnings (loss) per share:
From continuing operations	$(0.08)	$(0.65)	$(0.24)
From discontinued operations	-	1.40	0.14
Basic earnings (loss) per share	$(0.08)	$0.75	$(0.10)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Loss from continuing operations	$(4,144)	$(47,302)	$(13,080)
Less: dividends and accretion on Series A Preferred Stock	(1,212)	(8,319)	(8,022)
Less: dividends and accretion on Series B-1 Preferred Stock	(2,985)	(2,009)	-
Loss from continuing operations attributable to common shareholders	(8,341)	(57,630)	(21,102)
Earnings from discontinued operations	-	124,820	12,322
Earnings (loss) attributable to common shareholders	$(8,341)	$67,190	$(8,780)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	104,098	89,234	87,787
Dilutive effect of the following:
Stock options and restricted stock units (1)	-	-	-
Series B-1 Preferred Stock (2)	-	-	-
Series A Preferred Stock (3)	-	-	-
Diluted weighted-average number of shares outstanding	104,098	89,234	87,787

Diluted earnings (loss) per share:
From continuing operations	$(0.08)	$(0.65)	$(0.24)
From discontinued operations	-	1.40	0.14
Diluted earnings (loss) per share	$(0.08)	$0.75	$(0.10)

SUNOPTA INC.	-F37-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(1) For the years ended January 1, 2022, January 2, 2021 and December 28, 2019, 2,889,014, 2,305,630 and 370,670 potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. In addition, for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, stock options and RSUs to purchase or receive 347,236, 1,913,751 and 3,528,899 potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

(2) For the years ended January 1, 2022 and January 2, 2021, it was more dilutive to the loss per share from continuing operations to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include 12,178,667 Common Shares issuable on an if-converted basis as at January 1, 2022 and January 2, 2021.

(3)    As described in note 15, on February 22, 2021, all shares of Series A Preferred Stock were exchanged for 12,633,427 Common Shares, representing 12.3% of the Company's issued and outstanding Common Shares on a post-exchange basis as at February 22, 2021. For the years ended January 2, 2021 and December 28, 2019, it was more dilutive to the loss per share from continuing operations to assume the Series A Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings (loss) per share calculation was not adjusted to add back the dividends and accretion on the Series A Preferred Stock and the denominator was not adjusted to include 12,633,427 and 11,333,333 Common Shares issuable on an if-converted basis as at January 2, 2021 and December 28, 2019, respectively.

21. Supplemental Cash Flow Information

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Changes in Operating Assets and Liabilities, Net of Businesses Sold
Accounts receivable	(11,978)	(746)	4,013
Inventories	(72,395)	6,133	7,097
Accounts payable and accrued liabilities	16,195	11,322	(5,861)
Other operating assets and liabilities	4,423	422	(4,518)
	(63,755)	17,131	731

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable and accrued liabilities	3,482	2,043	(2,886)
Change in accrued dividends on preferred stock	(1,769)	679	-
Dividends paid in kind on preferred stock (see note 15)	-	3,881	-
Change in accrued transaction costs related to the divestiture of Tradin Organic (see note 13)(1)	(13,380)	13,380	-
Change in accrued debt issuance costs (see note 13)	(1,690)	1,690	-

Cash Paid
Interest	6,610	30,740	30,399
Income taxes	3,632	935	410

(1) For the year ended January 1, 2022, the settlement of transaction costs related to the divestiture of Tradin Organic is included in investing activities of discontinued operations on consolidated statement of cash flows.
SUNOPTA INC.	-F38-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

22. Related Party Transactions

During the years ended January 2, 2021 and December 28, 2019, the Company purchased certain raw fruit, and fruit processing and freight services from companies related to the former Managing Director of the Company's Mexican operations, who left the Company in 2020. These transactions totaled $15.0 million and $29.7 million for years ended January 2, 2021 and December 28, 2019, respectively, and were included in cost of goods sold on the consolidated statements of operations. In addition, as at January 1, 2022 and January 2, 2021, the Company had outstanding loans of $2.0 million made to the former Managing Director while employed by the Company, to provide operating funds for farms owed by the former director. The Company has initiated legal proceedings to recover these loans and considers the amount to be fully collectible.

The Company had no other significant related party transactions for the years January 1, 2022, January 2, 2021 and December 28, 2019.

23. Commitments and Contingencies

Legal Proceedings

Various current and potential claims and litigation arising in the ordinary course of business are pending against the Company. The Company believes it has established adequate accruals for liabilities that are probable and reasonably estimable that may be incurred in connection with any such currently pending matter. In the Company's opinion, the eventual resolution of such matters, either individually or in the aggregate, is not expected to have a material impact on the Company's financial position, results of operations, or cash flows. However, litigation is inherently unpredictable and resolutions or dispositions of claims or lawsuits by settlement or otherwise could have an adverse impact on the Company's financial position, results of operations, and cash flows for the reporting period in which any such resolution or disposition occurs.

Arbitration Proceedings

On January 31, 2022, Acomo submitted a Request for Summary Arbitral Proceedings to the Netherlands Arbitration Institute, which was later amended on February 16, 2022, asserting alleged claims against the Company and its subsidiaries, Coöperatie SunOpta U.A. and SunOpta Holdings LLC, relating to a dispute regarding the allocation of the purchase price Acomo paid to acquire the shares of The Organic Corporation B.V. and the membership interests of Tradin Organics USA LLC in connection with the closing of the transactions contemplated by the Master Purchase Agreement entered into by Acomo, the Company and the aforementioned subsidiaries on November 25, 2020. Acomo's claims include requests for the Company to: (i) act in accordance with (a) the purchase price allocation allegedly established with third-party expert advice and (b) the proposed tax allocation; (ii) correct or revise the Company's 2020 U.S. federal income tax return in accordance with the purchase price allocation allegedly established with third-party expert advice and the proposed tax allocation; and (iii) provide information regarding the Company's 2020 U.S. federal income tax return. The Company disagrees with Acomo's position regarding the purchase price allocation and the proposed tax allocation and intends to vigorously defend itself against these claims. The Company cannot reasonably predict the outcome of these claims, nor can it estimate the amount of loss, or range of loss, if any, that may result from these claims.

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

SUNOPTA INC.	-F39-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Finance Lease Commitments

On August 4, 2021, the Company entered into a finance lease agreement providing for up to $14 million of financing for equipment and leasehold improvements to be installed in connection with the build-out of the Company's new executive office and innovation center located in Eden Prairie, Minnesota. The facility is being occupied under a 12-year building operating lease, with two five-year extension options. The Company recognizes costs incurred related to the build-out as construction in process in property, plant and equipment, with a finance lease liability recognized in long-term debt for the amount funded to-date under the build-out lease, which amounted to $8.7 million as at January 1, 2022. The build-out lease has an implicit rate of interest of 6.82% and a term of 48 months following completion of construction. The Company may purchase the build-out assets for a nominal amount at the end of the lease term.

On September 7, 2021, the Company entered into two finance lease agreements providing for up to $50 million of total financing for equipment and leasehold improvements to be installed in connection with the build-out of the Company's new plant-based beverage facility under construction in Midlothian, Texas. Once the construction of the building is completed by the landlord and is made available for use by the Company, which is expected to occur in 2022, the facility will be occupied under a 15-year operating lease, with three five-year extension options. The build-out leases do not include the manufacturing equipment for the facility (described below under "Commitments for Plant Acquisition"). The Company recognizes costs incurred related to the build-out as construction in process in property, plant and equipment, with a finance lease liability recognized in long-term debt for the amount funded to-date under the build-out leases, which amounted to $4.9 million as at January 1, 2022. The build-out leases have an implicit rate of interest of 6.45% and a term of 48 months following completion of construction. The Company may purchase the build-out assets for a nominal amount at the end of the lease term.

As at January 1, 2022, the Company had additional commitments under various finance leases that provide for up to approximately $23 million of financing for expansion projects within the Company's plant-based operations, which are expected to become operational during 2022. As these finance leases had not commenced as at January 1, 2022, no amount of underlying right-of-use assets, or lease liabilities, were recognized on the consolidated balance sheet as of that date.

Commitments for Plant Acquisition

As at January 1, 2022, the Company had approximately $52 million of contractual commitments related to the purchase of manufacturing equipment for its Midlothian, Texas, facility, of which approximately $14 million was paid or payable as at January 1, 2022, with the balance of $38 million expected to be incurred during 2022. These commitments are being principally financed through borrowings under the Term Loan Facility of the Company's Asset-Based Credit Facilities.

Letters of Credit

As at January 1, 2022, the Company had outstanding letters of credit totaling $7.3 million.

24. Sunflower Purchases

For the year ended January 1, 2022, the Company's subsidiary, SunOpta Grains and Foods Inc., purchased $24.1 million and $17.4 million of sunflower seeds from growers located in Minnesota and North Dakota, respectively.

25. Segment Information

The composition of the Company's operating segments is as follows:

  Plant-Based Foods and Beverages includes plant-based beverages and liquid and powder ingredients (utilizing oat, almond, rice, soy, coconut, hemp, and other bases), as well as broths, teas, and nutritional beverages. In addition, Plant-Based Foods and Beverages includes packaged dry- and oil-roasted inshell sunflower and sunflower kernels, and the processing and sale of raw sunflower inshell and kernel for food and feed applications.
SUNOPTA INC.	-F40-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

  Fruit-Based Foods and Beverages includes individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, and other berries and blends), IQF and bulk frozen fruit for foodservice (including toppings, purées, and smoothies). In addition, Fruit-Based Foods and Beverages includes fruit snacks, including bars, twists, ropes, and bite-sized varieties, and recently introduced fruit-based smoothie bowls. In connection with the Company's exit from its fruit ingredient processing facility in July 2021 (see note 18), the Company ceased the production of custom fruit preparations for industrial use.

The Global Ingredients segment information presented below reflects the Company's soy and corn business prior to its sale on February 22, 2019 (see note 5).

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

Segment Revenues and Operating Income

Reportable segment operating results for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 were as follows:

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Segment revenues from external customers
Plant-Based Foods and Beverages	470,754	415,164	361,398
Fruit-Based Foods and Beverages	341,870	374,049	349,852
Global Ingredients	-	-	10,346
Total revenues from external customers	812,624	789,213	721,596

Segment operating income (loss)
Plant-Based Foods and Beverages	36,981	50,780	29,476
Fruit-Based Foods and Beverages	(9,320)	(7,321)	(26,873)
Global Ingredients	-	-	(187)
Corporate Services	(17,512)	(31,151)	(26,471)
Total segment operating income	10,149	12,308	(24,055)

Other income (expense), net (see note 18)	(8,890)	(23,393)	40,639
Interest expense, net (see note 14)	(8,769)	(30,042)	(32,765)
Loss on retirement of debt (see note 14)	-	(8,915)	-
Loss from continuing operations before income taxes	(7,510)	(50,042)	(16,181)

SUNOPTA INC.	-F41-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Assets

Total assets by reportable segment as at January 1, 2022 and January 2, 2021 were as follows:

	January 1, 2022	January 2, 2021
	$	$
Segment Assets
Plant-Based Foods and Beverages	301,065	191,580
Fruit-Based Foods and Beverages	368,976	329,151
Corporate Services	85,078	64,884
Total assets	755,119	585,615

Segment Capital Expenditures, Depreciation and Amortization

Capital expenditures, depreciation and amortization by reportable segment for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 were as follows:

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Segment Capital Expenditures
Plant-Based Foods and Beverages	38,760	11,323	15,289
Fruit-Based Foods and Beverages	5,926	10,378	9,689
Global Ingredients	-	-	92
Corporate Services	13,611	3,053	3,317
Total capital expenditures	58,297	24,754	28,387

Segment Depreciation and Amortization
Plant-Based Foods and Beverages	14,942	9,457	7,799
Fruit-Based Foods and Beverages	14,918	16,304	16,702
Global Ingredients	-	-	129
Corporate Services	4,781	4,547	4,636
Total depreciation and amortization	34,641	30,308	29,266

Geographic Information

The Company's assets, operations, and employees are located in the U.S., Mexico, and Canada. Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended January 1, 2022, January 2, 2021 and December 28, 2019 were as follows:

	January 1, 2022	January 2, 2021	December 28, 2019
	$	$	$
Revenues from External Customers
U.S.	772,333	752,000	691,838
Canada	14,067	12,481	9,418
Other	26,224	24,732	20,340
Total revenues from external customers	812,624	789,213	721,596

SUNOPTA INC.	-F42-	January 1, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 1, 2022, January 2, 2021 and December 28, 2019
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at January 1, 2022 and January 2, 2021 were as follows:

	January 1, 2022	January 2, 2021
	$	$
Long-Lived Assets
U.S.	203,318	144,555
Mexico	14,124	11,511
Canada	2,095	1,982
Total long-lived assets	219,537	158,048

Major Customers

A customer of the Plant-Based Foods and Beverages operating segment accounted for approximately 18%, 16% and 18% of the Company's consolidated revenues for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively, and a customer of both the Fruit-Based and Plant-Based Foods and Beverages operating segments accounted for approximately 12%, 14% and 11% of consolidated revenues for the years ended January 1, 2022, January 2, 2021 and December 28, 2019, respectively. No other customer accounted for more than 10% of the Company's consolidated revenues.
SUNOPTA INC.	-F43-	January 1, 2022 Form 10-K