Form 10-Q
period 2022-04-02
SunOpta Inc.
filed 2022-05-12
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001-34198

SUNOPTA INC.

(Exact name of registrant as specified in its charter)

CANADA	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7078 Shady Oak Road Eden Prairie, Minnesota, 55344	(952) 820-2518
(Address of principal executive offices)	(Registrant's telephone number, including area code)

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

The number of the registrant's common shares outstanding as of May 6, 2022 was 107,592,925.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended April 2, 2022

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact. Forward-looking statements include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; the direct and indirect economic effects of the COVID-19 pandemic and the Russia-Ukraine war, and the extent of the effect of these events on our operational and financial performance in future periods; fluctuations in foreign currency exchange rates and commodity pricing, and general economic and political conditions globally and in the markets in which we do business; our plans and expectations regarding capital expansion projects, including our expectation that our Midlothian, Texas, facility will be operational in late 2022; our expectations regarding the future profitability of our plant-based and fruit-based businesses, including anticipated results of operations, revenue trends, and profit margin profiles; our expectations regarding customer demand, consumer preferences, competition, sales pricing, availability and pricing of raw material inputs, and timing and costs to complete capital expansion projects; our intentions related to potential sale of selected businesses, operations, or assets; adequacy of existing sources of funds to meet financing needs, and availability of alternative financing sources; the outcome of litigation to which we may be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	3	April 2, 2022 Form 10-Q

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

  the impact of the COVID-19 pandemic and Russia-Ukraine war on our business and financial results;
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
SUNOPTA INC.	4	April 2, 2022 Form 10-Q

  new laws or regulations or changes in laws or regulations governing climate change;
  fluctuations in exchange rates, interest rates and the prices of certain commodities; and
  exposure to our foreign operations and suppliers.

All forward-looking statements made herein are qualified by these cautionary statements, and our actual results or the developments we anticipate may not be realized. Our forward-looking statements are based only on information currently available to us and speak only as of the date on which they are made. We do not undertake any obligation to publicly update our forward-looking statements, whether written or oral, after the date of this report for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. For a more detailed discussion of the principal factors that could cause actual results to be materially different, you should read our risk factors in Item 1A, Risk Factors, included elsewhere in this report and our Annual Report on Form 10-K for the fiscal year ended January 1, 2022. Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found under Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, under Item 1A. "Risk Factors" of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	5	April 2, 2022 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended April 2, 2022 and April 3, 2021
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
	April 2, 2022	April 3, 2021
	$	$

Revenues (note 11)	240,173	207,640
Cost of goods sold	212,182	177,651
Gross profit	27,991	29,989
Selling, general and administrative expenses	21,935	20,874
Intangible asset amortization	2,612	2,194
Other expense, net (note 7)	287	1,615
Foreign exchange loss (gain)	(472)	836
Earnings from continuing operations before the following	3,629	4,470
Interest expense, net	2,530	1,660
Earnings from continuing operations before income taxes	1,099	2,810
Income tax expense	445	1,138
Earnings from continuing operations	654	1,672
Earnings from discontinued operations (note 10)	3,566	-
Net earnings	4,220	1,672
Dividends and accretion on preferred stock (note 5)	(755)	(1,953)
Earnings (loss) attributable to common shareholders	3,465	(281)

Basic and diluted earnings (loss) per share (note 8)
From continuing operations	(0.00)	(0.00)
From discontinued operations	0.03	-
Basic and diluted earnings (loss) per share	0.03	(0.00)

Weighted-average common shares outstanding (000s) (note 8)
Basic	107,399	96,120
Diluted	107,399	96,120

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	April 2, 2022 Form 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at April 2, 2022 and January 1, 2022
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	April 2, 2022	January 1, 2022
	$	$

ASSETS
Current assets
Cash and cash equivalents	495	227
Accounts receivable, net of allowance for credit losses of $978 and $889, respectively	98,220	84,702
Inventories (note 2)	217,975	220,143
Prepaid expenses and other current assets	16,040	16,638
Income taxes recoverable	8,130	8,259
Total current assets	340,860	329,969

Property, plant and equipment, net	245,898	219,537
Operating lease right-of-use assets (note 3)	43,174	47,245
Intangible assets, net	145,828	148,440
Goodwill	3,998	3,998
Other assets	6,057	5,930
Total assets	785,815	755,119

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	135,518	121,430
Current portion of long-term debt (note 4)	17,864	9,760
Current portion of operating lease liabilities (note 3)	10,104	12,203
Total current liabilities	163,486	143,393

Long-term debt (note 4)	231,822	214,843
Operating lease liabilities (note 3)	37,185	39,028
Long-term liabilities	4,034	2,241
Deferred income taxes	10,758	22,485
Total liabilities	447,285	421,990

Series B-1 preferred stock (note 5)	28,291	28,145

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 107,578,653 shares issued (January 1, 2022 - 107,359,826)	437,451	436,463
Additional paid-in capital	24,042	23,240
Accumulated deficit	(152,617)	(156,082)
Accumulated other comprehensive income	1,363	1,363
Total shareholders' equity	310,239	304,984
Total liabilities and shareholders' equity	785,815	755,119

Commitments and contingencies (note 10)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	April 2, 2022 Form 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended April 2, 2022 and April 3, 2021
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at January 1, 2022	107,360	436,463	23,240	(156,082)	1,363	304,984
Employee stock purchase plan	31	134	-	-	-	134
Stock incentive plan	188	854	(738)	-	-	116
Withholding taxes on stock-based awards	-	-	(89)	-	-	(89)
Stock-based compensation	-	-	1,629	-	-	1,629
Earnings from continuing operations	-	-	-	654	-	654
Earnings from discontinued operations	-	-	-	3,566	-	3,566
Dividends on preferred stock	-	-	-	(609)	-	(609)
Accretion on preferred stock	-	-	-	(146)	-	(146)
Balance at April 2, 2022	107,579	437,451	24,042	(152,617)	1,363	310,239

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at January 2, 2021	90,194	326,545	37,862	(147,741)	1,363	218,029
Exchange of Series A preferred stock, net of share issuance costs of $262	12,633	87,213	-	-	-	87,213
Employee stock purchase plan	10	126	-	-	-	126
Stock incentive plan	775	4,938	(2,424)	-	-	2,514
Withholding taxes on stock-based awards	-	-	(6,071)	-	-	(6,071)
Stock-based compensation	-	-	3,973	-	-	3,973
Net earnings	-	-	-	1,672	-	1,672
Dividends on preferred stock	-	-	-	(1,651)	-	(1,651)
Accretion on preferred stock	-	-	-	(302)	-	(302)
Balance at April 3, 2021	103,612	418,822	33,340	(148,022)	1,363	305,503

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	April 2, 2022 Form 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarters ended April 2, 2022 and April 3, 2021
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended
	April 2, 2022	April 3, 2021
	$	$

CASH PROVIDED BY (USED IN)
Operating activities
Net earnings	4,220	1,672
Earnings from discontinued operations	3,566	-
Earnings from continuing operations	654	1,672
Items not affecting cash:
Depreciation and amortization	9,413	8,043
Amortization of debt issuance costs	375	285
Deferred income taxes	80	837
Stock-based compensation	1,629	3,973
Other	111	(169)
Changes in operating assets and liabilities (note 9)	3,281	(21,656)
Net cash provided by (used in) operating activities of continuing operations	15,543	(7,015)
Investing activities
Additions to property, plant and equipment	(25,722)	(9,297)
Proceeds from sale of assets	1,204	1,350
Net cash used in investing activities of continuing operations	(24,518)	(7,947)
Net cash used in investing activities of discontinued operations	-	(13,380)
Net cash used in investing activities	(24,518)	(21,327)
Financing activities
Increase (decrease) under revolving credit facilities (note 4)	(10,305)	41,585
Borrowings of long-term debt (note 3)	22,897	486
Repayment of long-term debt (note 3)	(2,395)	(4,085)
Payment of debt issuance costs	(506)	(1,828)
Proceeds from the exercise of stock options and employee share purchases	250	2,640
Payment of withholding taxes on stock-based awards	(89)	(6,071)
Payment of cash dividends on preferred stock (note 5)	(609)	(3,420)
Payment of share issuance costs	-	(262)
Net cash provided by financing activities of continuing operations	9,243	29,045
Net cash used in financing activities of discontinued operations	-	(200)
Net cash provided by financing activities	9,243	28,845
Increase in cash and cash equivalents in the period	268	503
Cash and cash equivalent, beginning of the period	227	251
Cash and cash equivalents, end of the period	495	754

Non-cash investing and financing activities (notes 3 and 9)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	April 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 2, 2022 and April 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended April 2, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2022 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 1, 2022. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2022 is a 52-week period ending on December 31, 2022, with quarterly periods ending on April 2, 2022, July 2, 2022, and October 1, 2022. Fiscal year 2021 was a 52-week period ending on January 1, 2022, with quarterly periods ending on April 3, 2021, July 3, 2021, and October 2, 2021.

2. Inventories

	April 2, 2022	January 1, 2022
	$	$
Raw materials and work-in-process	133,989	143,381
Finished goods	89,026	81,546
Inventory reserves	(5,040)	(4,784)
	217,975	220,143

3. Leases

The Company leases certain manufacturing plants, warehouses, offices, machinery and equipment, and vehicles. At the lease commencement date, the Company classifies a lease as a finance lease if it has the right to obtain substantially all of the economic benefits from the right-of-use assets, otherwise the lease is classified as an operating lease.

The following tables present supplemental information related to leases:

	Quarter ended
	April 2, 2022	April 3, 2021
	$	$
Lease Costs
Operating lease cost	3,211	3,572
Finance lease cost:
Depreciation of right-of-use assets	1,888	1,255
Interest on lease liabilities	773	434
Sublease income	-	(128)
Net lease cost	5,872	5,133
SUNOPTA INC.	10	April 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 2, 2022 and April 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	April 2, 2022	January 1, 2022
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	43,174	47,245

Current portion of operating lease liabilities	10,104	12,203
Operating lease liabilities	37,185	39,028
Total operating lease liabilities	47,289	51,231

Finance leases:
Property, plant and equipment, gross	94,291	66,060
Accumulated depreciation	(12,236)	(10,348)
Property, plant and equipment, net	82,055	55,712

Current portion of long-term debt	17,676	9,760
Long-term debt	66,127	43,034
Total finance lease liabilities	83,803	52,794

	Quarter ended
	April 2, 2022	April 3, 2021
	$	$
Cash Flow Information
Cash paid (received) for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	3,082	3,745
Operating cash flows from finance leases	773	527
Financing cash flows from finance leases:
Cash paid under finance leases(1)	2,394	3,346
Cash received under finance leases(2)	(18,723)	-

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	399	1,014
Finance leases	14,680	29,906

Right-of-use assets and liabilities reduced through lease terminations or modifications:
Operating leases	(1,949)	-
Finance leases	-	(686)

(1) Represents repayments under finance leases recorded as a reduction of the lease liability and reported in repayment of long-term debt on the consolidated statements of cash flows.

(2)  Represents cash advances received by the Company under finance leases that have not commenced and relate to the construction of right-of-use assets controlled by the Company, as well as cash proceeds under sale and leaseback transactions accounted for as financings, which are reported in borrowings of long-term debt on the consolidated statements of cash flows.

SUNOPTA INC.	11	April 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 2, 2022 and April 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	April 2, 2022	January 1, 2022
Other Information
Weighted-average remaining lease term (years):
Operating leases	7.5	7.4
Finance leases	4.1	4.3

Weighted-average discount rate:
Operating leases	5.0%	5.0%
Finance leases	6.3%	6.6%

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
Remainder of 2022	5,978	15,319
2023	10,182	23,616
2024	8,309	23,552
2025	6,287	21,729
2026	5,249	11,203
Thereafter	21,639	488
Total lease payments	57,644	95,907
Less: imputed interest	(10,355)	(12,104)
Total lease liabilities	47,289	83,803

4. Long-Term Debt

	April 2, 2022	January 1, 2022
	$	$
Asset-based credit facilities:
Revolving credit facilities	145,158	153,293
Term loan facility	15,780	11,606
Total asset-based credit facilities	160,938	164,899
Finance lease liabilities (see note 3)	83,803	52,794
Other	4,945	6,910
Total debt	249,686	224,603
Less: current portion	17,864	9,760
Total long-term debt	231,822	214,843

Asset-Based Credit Facilities

On December 31, 2020, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement"), as amended by the First Amendment, dated as of April 15, 2021, the Second Amendment, dated as of July 2, 2021, and the Third Amendment, dated as of February 25, 2022, among the Company, SunOpta Foods Inc. ("SunOpta Foods"), the other borrowers and guarantors party thereto, and the lenders party thereto (the "Lenders"). As part of the Credit Agreement, the Lenders provided a five-year, $230 million asset-based revolving credit facility, subject to borrowing base capacity (the "Tranche A Subfacility"), a two-year, $20 million first-in-last-out tranche, subject to a separate borrowing base applicable to certain eligible accounts receivable and inventory with advance rates separate from the Tranche A Subfacility (the "Tranche B Subfacility", and together with the Tranche A Subfacility, the "Revolving Credit Facilities"), and a five-year $75 million delayed draw term loan facility which can be used for borrowings on or prior to March 31, 2023 (the "Term Loan Facility," and together with the Revolving Credit Facilities, the "Asset-Based Credit Facilities"), to finance certain capital expenditures. The Tranche A Subfacility includes borrowing capacity for letters of credit and provides for borrowings on same-day notice, including in the form of swingline loans.

SUNOPTA INC.	12	April 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 2, 2022 and April 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Tranche A Subfacility and Term Loan Facility mature on December 31, 2025. Commencing in March 2023, the Term Loan Facility is repayable in monthly installments equal to 1/84th of the then-outstanding principal amount of the Term Loan Facility, with the remaining amount payable at the maturity thereof. The Tranche B Subfacility matures on April 15, 2024, with amortization payments of $2.5 million, payable at the end of each fiscal quarter, commencing with the fiscal quarter ending March 31, 2023, with the remaining amount payable at the maturity thereof. Each repayment of Tranche B Subfacility loans will result in an increase of the Lenders' commitments under the Tranche A Subfacility, provided that such increases will not cause the aggregate Lenders' commitments under the Tranche A Subfacility to exceed $250 million.

Borrowings under the Asset-Based Credit Facilities bear interest based on various reference rates, including the Secured Overnight Financing Rate, plus applicable margins, which are set quarterly based on average borrowing availability for the preceding fiscal quarter. For the quarter ended April 2, 2022, the weighted-average interest rate on all outstanding borrowings under the Asset-Based Credit Facilities was 2.42%.

As at April 2, 2022, the Company was in compliance with all covenants of the Credit Agreement.

5. Series B-1 Preferred Stock

As at April 2, 2022, SunOpta Foods had 30,000 shares of Series B-1 preferred stock issued and outstanding, with a current liquidation preference of $1,015 per share, or $30.4 million in the aggregate. At any time, the Series B-1 preferred stock may be exchanged, in whole or in part, into the number of shares of the Company's common stock ("Common Shares") equal to, per share of Series B-1 preferred stock, the quotient of the liquidation preference divided by an exchange price of $2.50. On or after April 24, 2023, SunOpta Foods may cause the holders of the Series B-1 preferred stock to exchange all of their shares of Series B-1 preferred stock if the volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the exchange price then in effect. Preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter. In the first quarter of 2022, the Company paid a quarterly cash dividend of $0.6 million related to the fourth quarter of 2021. As at April 2, 2022, the Company accrued unpaid dividends of $0.6 million for the first quarter of 2022, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. At any time on or after April 24, 2025, SunOpta Foods may redeem all of the Series B-1 preferred stock for an amount per share equal to the value of the liquidation preference at such time, plus accrued and unpaid dividends. The carrying value of the Series B-1 preferred stock is being accreted to the redemption value through charges to accumulated deficit, which amounted to $0.1 million for the quarter ended April 2, 2022 (April 3, 2021 - $0.1 million).

6. Stock-Based Compensation

On March 31, 2022, the Company granted a total of 1,271,371 performance share units ("PSUs") to certain employees of the Company under its 2022 Short-Term Incentive Plan ("STIP"). The vesting of these PSUs is subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization for fiscal 2022 and subject to each employee's continued employment with the Company through March 31, 2023 (the requisite service period). The weighted-average grant-date fair value of each PSU was estimated to be $5.02 based on the closing price of the Common Shares on the date of grant. As at April 2, 2022, the remaining compensation cost related to these PSUs not yet recognized as an expense was determined to be $6.3 million, which will be amortized over the remaining requisite service period.

On March 30, 2022, all outstanding PSUs previously granted to certain employees of the Company in connection with the Company's 2021 STIP were cancelled because the fiscal year 2021 performance condition was not achieved. No compensation expense was recognized related to these PSUs.

SUNOPTA INC.	13	April 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 2, 2022 and April 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes PSU activity for the quarter ended April 2, 2022:

		Weighted-
		average grant-
	PSUs	date fair value
Non-vested, beginning of period	670,171	$11.77
Granted	1,271,371	5.02
Vested	(58,235)	4.91
Cancelled	(553,706)	13.87
Non-vested, end of period	1,329,601	$5.02

Subsequent to the first quarter of 2022, on April 8, 2022, the Company granted an additional 479,564 PSUs to certain other employees of the Company under the 2022 STIP. The vesting date and requisite service period of these PSUs are on the same basis as the PSUs above granted on March 31, 2022. The aggregate grant-date fair value of these PSUs was estimated to be $2.9 million based on a closing price of $5.95 for the Common Shares on the date of grant, which will be amortized over the requisite service period.

In addition, on May 5, 2022, the Company granted 92,877 restricted stock units ("RSUs"), 522,878 PSUs and 1,761,118 stock options to selected employees under its 2022 Long-Term Incentive Plan ("LTIP"). The RSUs vest in three equal annual installments beginning on May 5, 2023, and each vested RSU entitles the employee to receive one Common Share without payment of additional consideration. The vesting of the PSUs is dependent on the Company's total shareholder return ("TSR") performance relative to food and beverage companies in a designated index during the three-year period commencing January 1, 2022 and continuing through December 31, 2024, and the employee's continued employment with the Company through May 5, 2025. The TSR for the Company and each of the companies in the designated index will be calculated using a 20-trading day average closing price as of December 31, 2024. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested PSU entitles the employee to receive one Common Share without payment of additional consideration, with the Board of Directors having the option to settle vested PSUs in whole or part in cash in lieu of Common Shares. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Each vested stock option entitles the employee to purchase one Common Share at an exercise price of $5.91, which was the closing price of the Common Shares on May 5, 2022.

The grant-date fair value of each RSU was estimated to be $5.91 based on the closing price of the Common Shares on the date of grant. A grant-date fair value of $8.48 was estimated for each PSU using a Monte Carlo valuation model, and a grant-date fair value of $3.48 was estimated for each stock option using the Black-Scholes option pricing model. The following table summarizes the assumptions used to determine the fair values of the PSUs and stock options granted.

	PSUs	Stock options
Grant-date stock price	$5.91	$5.91
Exercise price	NA	$5.91
Dividend yield	0%	0%
Expected volatility(a)	67.8%	61.6%
Risk-free interest rate(b)	2.8%	3.0%
Expected life (in years)(c)	2.7	6.0

(a) Determined based on the historical volatility of the Common Shares over the performance period of the PSUs and expected life of the stock options.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the performance period of the PSUs and expected life of the stock options.

(c) Determined based on the performance period of the PSUs and the mid-point of vesting (three years) and expiration (ten years) for the stock options.
SUNOPTA INC.	14	April 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 2, 2022 and April 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The aggregate grant-date fair value of the RSUs, PSUs and stock options granted under the 2022 LTIP was determined to be $11.1 million, which will be recognized on a straight-line basis over the three-year requisite service period ending May 5, 2025.

7. Other Expense, Net

The components of other expense, net were as follows:

	Quarter ended
	April 2, 2022	April 3, 2021
	$	$
Asset impairment charges	260	-
Facility closure costs(1)	-	1,432
Divestiture costs(2)	-	183
Other	27	-
	287	1,615

(1) Facility closure costs

For the quarter ended April 3, 2021, expense primarily relates to costs incurred in connection with the closure of the Company's Santa Maria, California, frozen fruit processing facility.

(2) Divestiture costs

For the quarter ended April 3, 2021, expense relates to professional fees incurred in connection with post-closing matters related to the 2020 divestiture of the Company’s global ingredients business, Tradin Organic.
SUNOPTA INC.	15	April 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 2, 2022 and April 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

8. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended
	April 2, 2022	April 3, 2021
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Earnings from continuing operations	$654	$1,672
Less: dividends and accretion on preferred stock	(755)	(1,953)
Loss from continuing operations attributable to common shareholders	(101)	(281)
Earnings from discontinued operations	3,566	-
Earnings (loss) attributable to common shareholders	$3,465	$(281)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	107,399	96,120

Basic earnings (loss) per share:
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	0.03	-
Basic earnings per share	$0.03	$(0.00)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Earnings from continuing operations	$654	$1,672
Less: dividends and accretion on preferred stock	(755)	(1,953)
Loss from continuing operations attributable to common shareholders	(101)	(281)
Earnings from discontinued operations	3,566	-
Earnings (loss) attributable to common shareholders	$3,465	$(281)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	107,399	96,120
Dilutive effect of the following:
Stock options, restricted stock units and performance share units(1)	-	-
Preferred stock(2)	-	-
Diluted weighted-average number of shares outstanding	107,399	96,120

Diluted earnings (loss) per share:
From continuing operations	$(0.00)	$(0.00)
From discontinued operations	0.03	-
Diluted earnings per share	$0.03	$(0.00)

(1) For the quarter ended April 2, 2022, 960,412 (April 3, 2021 - 5,764,548) potential common shares were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. In addition, for the quarter ended April 2, 2022, stock options and RSUs to purchase or receive 1,122,466 (April 3, 2021 - 92,161) potential common shares were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

SUNOPTA INC.	16	April 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 2, 2022 and April 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2) For the quarter ended April 2, 2022 and April 3, 2021, it was more dilutive to the loss per share from continuing operations to assume the Series B-1 preferred stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 preferred stock and the denominator was not adjusted to include 12,178,667 Common Shares issuable on an if-converted basis as at April 2, 2022 and April 3, 2021.

9. Supplemental Cash Flow Information

	Quarter ended
	April 2, 2022	April 3, 2021
	$	$
Changes in Operating Assets and Liabilities
Accounts receivable	(15,435)	(15,503)
Inventories	2,168	(17,594)
Accounts payable and accrued liabilities	13,540	7,500
Other operating assets and liabilities	3,008	3,941
	3,281	(21,656)

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable and accrued liabilities	(5,776)	(2,014)
Change in accounts payable and accrued liabilities related to discontinued operations	6,324	(13,380)
Change in accrued dividends on preferred stock	-	(1,769)
Change in accrued debt issuance costs	-	(1,690)

10. Commitments and Contingencies

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

Arbitration Proceedings

On January 31, 2022, Amsterdam Commodities N.V. (“Acomo”) submitted a Request for Summary Arbitral Proceedings to the Netherlands Arbitration Institute, which was later amended on February 16, 2022, asserting alleged claims against the Company and its subsidiaries, Coöperatie SunOpta U.A. and SunOpta Holdings LLC, relating to a dispute regarding the allocation of the purchase price Acomo paid to acquire the shares of The Organic Corporation B.V. and the membership interests of Tradin Organics USA LLC in connection with the closing of the transactions contemplated by the Master Purchase Agreement entered into by Acomo, the Company and the aforementioned subsidiaries on November 25, 2020 (the “Transaction”). In May 2022, the Company and Acomo reached an agreement in principle to settle all outstanding matters related to the Master Purchase Agreement, which is subject to the execution of a definitive settlement agreement between the parties and dismissal of the Summary Arbitral Proceedings. For the quarter ended April 2, 2022, the Company recognized earnings from discontinued operations of $3.6 million, which reflected the estimated tax benefits resulting from the final allocation of the purchase price between the share capital of The Organic Corporation B.V. and the membership interests of Tradin Organics USA LLC, partially offset by an accrued cash payment of $5.9 million from the Company to Acomo to settle certain post-closing adjustments related to the Transaction, as well as professional fees incurred in connection with the arbitration proceedings.
SUNOPTA INC.	17	April 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 2, 2022 and April 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Segment Information

The composition of the Company's operating segments is as follows:

  Plant-Based Foods and Beverages includes plant-based beverages and liquid and powder ingredients (utilizing oat, almond, soy, coconut, rice, hemp, and other bases), as well as broths, teas, and nutritional beverages. In addition, Plant-Based Foods and Beverages includes packaged dry- and oil-roasted inshell sunflower and sunflower kernels, and the processing and sale of raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages includes individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, and other berries and blends), IQF and bulk frozen fruit for foodservice (including toppings, purées, and smoothies). In addition, Fruit-Based Foods and Beverages includes fruit snacks, including bars, twists, ropes, and bite-sized varieties, and fruit smoothie bowls.

Corporate Services provides a variety of management, financial, information technology, treasury, and administration services to each of the Company's operating segments.

When reviewing the operating results of the Company's operating segments, management uses segment revenues from external customers and segment operating income/loss to assess performance and allocate resources. Total segment operating income/loss includes general and administrative expenses incurred by Corporate Services and excludes other income/expense items. In addition, interest on corporate debt and income taxes are not allocated to the operating segments.

Segment Revenues and Operating Income

Reportable segment operating results for the quarters ended April 2, 2022 and April 3, 2021 were as follows:

	Quarter ended
	April 2, 2022	April 3, 2021
	$	$
Revenues from external customers
Plant-Based Foods and Beverages	135,511	119,451
Fruit-Based Foods and Beverages	104,662	88,189
Total revenues from external customers	240,173	207,640

Segment operating income (loss)
Plant-Based Foods and Beverages	8,096	13,317
Fruit-Based Foods and Beverages	784	(1,894)
Corporate Services	(4,964)	(5,338)
Total segment operating income	3,916	6,085

Other expense, net (see note 7)	(287)	(1,615)
Interest expense, net	(2,530)	(1,660)
Earnings from continuing operations before income taxes	1,099	2,810

SUNOPTA INC.	18	April 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 2, 2022 and April 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Disaggregation of Revenue

The following table presents a disaggregation of revenues by operating segment based on categories used by the Company to evaluate sales performance:

	Quarter ended
	April 2, 2022	April 3, 2021
	$	$
Plant-Based Foods and Beverages
Beverages and broths	108,622	95,486
Plant-based ingredients	9,726	7,844
Sunflower and roasted snacks	17,163	16,121
Total Plant-Based Foods and Beverages	135,511	119,451

Fruit-Based Foods and Beverages
Frozen fruit and fruit-based ingredients	83,493	71,814
Fruit snacks and smoothie bowls	21,169	16,375
Total Fruit-Based Foods and Beverages	104,662	88,189

Total revenues	240,173	207,640

Segment Assets

Total assets by operating segment as at April 2, 2022 and January 1, 2022 were as follows:

	April 2, 2022	January 1, 2022
	$	$
Plant-Based Foods and Beverages	337,151	301,065
Fruit-Based Foods and Beverages	364,148	368,976
Corporate Services	84,516	85,078
Total assets	785,815	755,119

Segment Depreciation and Amortization

Depreciation and amortization by operating segment for the quarters ended April 2, 2022 and April 3, 2021 was as follows:

	Quarter ended
	April 2, 2022	April 3, 2021
	$	$
Plant-Based Foods and Beverages	4,434	3,134
Fruit-Based Foods and Beverages	3,681	3,769
Corporate Services	1,298	1,140
Total depreciation and amortization	9,413	8,043

SUNOPTA INC.	19	April 2, 2022 Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended April 2, 2022 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the "Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 12, 2022.

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

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and powder ingredients (utilizing oat, almond, soy, coconut, rice, hemp, and other bases), as well as broths, teas, and nutritional beverages. In addition, we package dry- and oil-roasted inshell sunflower and sunflower kernels, and we process and sell raw sunflower inshell and kernel for food and feed applications.
  Fruit-Based Foods and Beverages - We offer individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, and other berries and blends), IQF and bulk frozen fruit for foodservice (including toppings, purées, and smoothies). In addition, we offer fruit snacks, including bars, twists, ropes, and bite-sized varieties, as well as fruit smoothie bowls.
SUNOPTA INC.	20	April 2, 2022 Form 10-Q

 Current Supply Chain Disruptions and Inflationary Pressures

In the first quarter of 2022, we continued to experience ongoing incidents of supply chain disruption and issues related to the ongoing COVID-19 pandemic, resulting in raw material and packaging supply constraints, labor shortages, and transportation challenges, as well as higher health-related employee absenteeism, which impacted the efficiency of our operations and our ability to fulfill customer orders. In addition, these disruptions continue to put inflationary pressure on the prices for raw materials and packaging, as well as labor costs, and utility and freight rates. While we have taken certain pricing actions to mitigate these inflationary pressures, including a recently introduced fuel surcharge on freight, we continue to experience a lag in in our ability to fully pass-through higher input costs to our customers due to the accelerating pace of inflation and the timing of price adjustments in our contracts with customers. In addition, our gross margin profile reflects the dilutive effect of pass-through pricing to recover cost inflation. As a result, these supply chain challenges and inflationary pressures negatively impacted our revenues and profit margins in the first quarter of 2022, as described below in the discussion of our results of operations, and we may continue to experience further impacts in future periods. We anticipate additional inflationary headwinds and supply chain challenges for certain raw materials and energy as a consequence of the ongoing Russia-Ukraine war. We have taken immediate action to limit our exposure to the potential economic effects of this crisis by securing future sources of raw material and energy supplies and identifying alternative ingredients for use in our products.

Consolidated Results of Operations for the Quarters Ended April 2, 2022 and April 3, 2021

	April 2, 2022	April 3, 2021	Change	Change
For the quarter ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	135,511	119,451	16,060	13.4%
Fruit-Based Foods and Beverages	104,662	88,189	16,473	18.7%
Total revenues	240,173	207,640	32,533	15.7%

Gross Profit
Plant-Based Foods and Beverages	19,980	23,158	(3,178)	-13.7%
Fruit-Based Foods and Beverages	8,011	6,831	1,180	17.3%
Total gross profit	27,991	29,989	(1,998)	-6.7%

Gross Margin
Plant-Based Foods and Beverages	14.7%	19.4%		-4.7%
Fruit-Based Foods and Beverages	7.7%	7.7%		0.0%
Total gross margin	11.7%	14.4%		-2.7%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	8,096	13,317	(5,221)	-39.2%
Fruit-Based Foods and Beverages	784	(1,894)	2,678	141.4%
Corporate Services	(4,964)	(5,338)	374	7.0%
Total segment operating income	3,916	6,085	(2,169)	-35.6%

Other expense, net	287	1,615	(1,328)	-82.2%
Earnings from continuing operations before the following	3,629	4,470	(841)	-18.8%
Interest expense, net	2,530	1,660	870	52.4%
Income tax expense	445	1,138	(693)	-60.9%
Earnings from continuing operations(2),(3)	654	1,672	(1,018)	-60.9%
Earnings from discontinued operations	3,566	-	3,566	-
Net earnings	4,220	1,672	2,548	152.4%
Dividends and accretion on preferred stock	(755)	(1,953)	1,198	61.3%

Earnings (loss) attributable to common shareholders(4)	3,465	(281)	3,746	1,333.1%

(1) When assessing the financial performance of our operating segments, we use an internal measure of operating income/loss that excludes other income/expense items determined in accordance with U.S. GAAP. This measure is the basis on which management, including the CEO, assesses the underlying performance of our operating segments.

We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our operating performance. However, the non-GAAP measure of operating income/loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income/loss to "earnings (loss) from continuing operations before the following," which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	21	April 2, 2022 Form 10-Q

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the quarter ended	$	$	$	$
April 2, 2022
Segment operating income (loss)	8,096	784	(4,964)	3,916
Other expense, net	(43)	(10)	(538)	(591)
Earnings (loss) from continuing operations before the following	8,053	774	(5,502)	3,325

April 3, 2021
Segment operating income (loss)	13,317	(1,894)	(5,338)	6,085
Other income (expense), net	(299)	(1,365)	49	(1,615)
Earnings (loss) from continuing operations before the following	13,018	(3,259)	(5,289)	4,470

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

(2) When assessing our financial performance, we use an internal measure of net earnings determined in accordance with U.S. GAAP that excludes specific items recognized in other income/expense, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings from earnings from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	April 2, 2022		April 3, 2021
		Per Share		Per Share
For the quarter ended	$	$	$	$
Earnings from continuing operations	654		1,672
Dividends and accretion on preferred stock	(755)		(1,953)
Loss attributable to common shareholders	(101)	(0.00)	(281)	(0.00)
Adjusted for:
Start-up costs(a)	440		-
Business development costs(b)	183		169
Restructuring costs(c)	-		1,432
Other(d)	287		183
Net income tax effect(e)	(239)		(240)
Adjusted earnings	570	0.01	1,263	0.01

(a) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For the first quarter of 2022, start-up costs mainly related to new employee hires for our plant-based beverage facility under construction in Midlothian, Texas, and the integration of the Dream and WestSoy brands acquired in April 2021, which were recorded in cost of goods sold.

(b) Represents third-party costs associated with business development activities, including costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives, which were recorded in SG&A expenses.

(c) For the first quarter of 2021, represents costs to complete the exit from our Santa Maria, California, frozen fruit processing facility, which were recorded in other expense.

(d)  For the first quarter of 2022, other includes asset impairment charges. For the first quarter of 2021, other reflects professional fees incurred in connection with post-closing matters related to the 2020 divestiture of our global ingredients business, Tradin Organic.

(e) Reflects the tax effect of the preceding adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment.

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude to compute adjusted earnings. However, adjusted earnings is not, and should not be viewed as, a substitute for net earnings prepared under U.S. GAAP. Adjusted earnings is presented solely to allow investors to more fully understand how we assess our financial performance.

(3) We use a measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, and stock-based compensation, as well as other unusual items that affect the comparability of operating performance. We also use this measure to assess operating performance in connection with our employee incentive programs. We define adjusted EBITDA as segment operating income plus depreciation, amortization, and stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)). The following table presents a reconciliation of segment operating income and adjusted EBITDA from earnings from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	22	April 2, 2022 Form 10-Q

	April 2, 2022	April 3, 2021
For the quarter ended	$	$
Earnings from continuing operations	654	1,672
Income tax expense	445	1,138
Interest expense, net	2,530	1,660
Other expense, net	287	1,615
Total segment operating income	3,916	6,085
Depreciation and amortization	9,413	8,043
Stock-based compensation	1,629	3,973
Start-up costs(a)	440	-
Business development costs(b)	183	169
Adjusted EBITDA	15,581	18,270

(a) For the first quarter of 2022, start-up costs mainly related to new employee hires for our plant-based beverage facility under construction in Midlothian, Texas, and the integration of the Dream and WestSoy brands acquired in April 2021, which were recorded in cost of goods sold.

(b) For the first quarters of 2022 and 2021, business development activities were related to the exploration of potential strategic opportunities, which costs were recorded in SG&A expenses.

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

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as revenues, gross profit, segment operating income/loss, net earnings, and adjusted earnings to measure our operating performance. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of a similarly titled measure reported by other companies.

(4) In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor's ability to derive meaningful period-over-period comparisons and trends from our results of operations. In particular, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis. These items are identified above under footnote (2), and in the discussion of our results of operations below. These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not be considered in isolation of, or as substitutes for, an analysis of our results as reported under U.S. GAAP.

Revenues for the quarter ended April 2, 2022 increased by 15.7% to $240.2 million from $207.6 million for the quarter ended April 3, 2021, reflecting 13.4% revenue growth in the Plant-Based Foods and Beverages segment and 18.7% revenue growth in the Fruit-Based Foods and Beverages segment. The change in revenues from the first quarter of 2021 to the first quarter of 2022 was due to the following:

	Plant-Based		Fruit-Based
	Foods and Beverages		Foods and Beverages		Consolidated
	$	%	$	%	$	%
2021 revenues	119,451		88,189		207,640
Price	9,628	8.1%	11,205	12.7%	20,833	10.0%
Volume/Mix	2,697	2.3%	5,268	6.0%	7,965	3.8%
Acquisition	3,735	3.1%	-	-	3,735	1.8%
2022 revenues	135,511	13.4%	104,662	18.7%	240,173	15.7%

Note: percentages may not add due to rounding.

SUNOPTA INC.	23	April 2, 2022 Form 10-Q

For the quarter ended April 2, 2022, the 13.4% increase in revenues for the Plant-Based Foods and Beverages segment reflected an 8.1% overall increase in pricing, a favorable volume/mix impact of 2.3%, and a 3.1% favorable impact from the acquisition of the Dream and WestSoy brands in April 2021. The favorability in price was driven by certain pricing actions taken with customers to offset inflationary cost increases experienced in 2021 and first quarter of 2022, together with the pass-through effect of higher sunflower commodity pricing. Volume/mix was favorable mainly due to growth from our oat-based product offerings and teas, partially offset by softer volumes of sunflower, together with the impact of supply chain disruptions on our ability to meet some customer demand for our plant-based products.

For the quarter ended April 2, 2022, the 18.7% increase in revenues for the Fruit-Based Foods and Beverages segment reflected a 12.7% overall increase in pricing, reflecting the benefit of pricing actions taken in the second half of 2021 and first quarter of 2022 to offset commodity inflation incurred on fruit inventories, and a favorable volume/mix impact of 6.0%, reflecting strong demand for fruit snacks and introduction of smoothie bowls, together with one-time incremental volumes from a frozen fruit customer in the first quarter of 2022, and the easing of supply constraints for certain fruit varieties used in blends.

Consolidated gross profit decreased $2.0 million, or 6.7%, to $28.0 million for the quarter ended April 2, 2022, compared with $30.0 million for the quarter ended April 3, 2021. Consolidated gross margin for the quarter ended April 2, 2022 was 11.7% compared to 14.4% for the quarter ended April 3, 2021, a decrease of  270 basis points.

Gross profit for the Plant-Based Foods and Beverages segment decreased $3.2 million to $20.0 million for the quarter ended April 2, 2022, compared with $23.2 million for the quarter ended April 3, 2021, and gross margin decreased to 14.7% in the first quarter of 2022 from 19.4% in the first quarter of 2021. The  470-basis point decrease in the plant-based gross margin included an estimated 150 basis-point decline due to the dilutive effect of pass-through pricing to recover cost inflation on raw materials and packaging. The remaining gross margin impact reflected unrecovered raw material and freight cost inflation, due to the lag in pricing adjustments, together with higher labor and utility costs, and increased depreciation expense, partially offset by higher production volumes and plant utilization in our plant-based beverage and ingredient operations. In addition, the reported plant-based gross margin was negatively impacted by start-up costs of $0.4 million (0.3% gross margin impact) incurred in connection with our plant expansion in Midlothian, Texas, and the integration of the Dream and WestSoy brands.

Gross profit for the Fruit-Based Foods and Beverages segment increased $1.2 million to $8.0 million for the quarter ended April 2, 2022, compared with $6.8 million for the quarter ended April 3, 2021, and gross margin of 7.7% in the first quarter of 2022 was unchanged from the first quarter of 2021, despite an estimated 100 basis-point decline due to the dilutive effect of pass-through pricing to recover commodity cost inflation. Excluding this pricing effect, fruit-based gross margin reflected the benefits of portfolio rationalizations for frozen fruit and manufacturing cost savings from the consolidation of our fruit processing facilities in 2021, partially offset by currently unrecovered freight and storage cost inflation, a higher mix of low-margin fruit juice sales, and frozen fruit inventory losses due to excess spoilage during handling. In addition, we experienced higher production costs and manufacturing inefficiencies in our fruit snack operations, due to raw material supply constraints and the ramp-up of smoothie bowl production.

For the quarter ended April 2, 2022, we realized total segment operating income of $3.9 million, compared with $6.1 million for the quarter ended April 3, 2021. The $2.2 million decrease in total segment operating income reflected the lower gross profit, as described above, together with a $1.1 million increase in SG&A expenses, mainly due to a special one-time recognition bonus of $1.6 million to reward employees for improved performance in the first quarter of 2022, together with higher brand marketing and advertising, travel, and business development costs, partially offset by a $2.3 million reduction in variable stock-based compensation because the performance condition under our 2021 incentive plan was not achieved. In addition, amortization expense increased $0.4 million year-over-year, related to the acquired Dream and WestSoy brand name intangible assets. These factors were partially offset by a $1.3 million year-over-year favorable foreign exchange impact related to our Mexican operations.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Operating Segment Information."

Other expense was $0.3 million for the quarter ended April 2, 2022, compared with other expense of $1.6 million for the quarter ended April 3, 2021. Other expense in the first quarter of 2021 mainly reflected plant closure costs in our frozen fruit operations.

Net interest expense increased by $0.8 million to $2.5 million for the quarter ended April 2, 2022, compared with $1.7 million for the quarter ended April 3, 2021, which reflected an increase in outstanding debt to fund working capital requirements and finance capital expansion projects.

SUNOPTA INC.	24	April 2, 2022 Form 10-Q

Income tax expense was $0.4 million for the quarter ended April 2, 2022, compared with income tax expense of $1.1 million for the quarter ended April 3, 2021. Excluding the impact of stock-based compensation and other non-deductible expenses included in pre-tax earnings, our effective tax rate was 26.4% in the first quarter of 2022, compared with 25.3% in the first quarter of 2021.

Earnings from continuing operations for the quarter ended April 2, 2022 were $0.7 million, compared with earnings of $1.7 million for the quarter ended April 2, 2022. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.00 for each of the quarters ended April 2, 2022 and April 3, 2021.

Earnings from discontinued operations were $3.6 million for the quarter ended April 3, 2021, which were related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of our global ingredients business, Tradin Organic.

We realized earnings attributable to common shareholders of $3.5 million (diluted earnings per share of $0.03) for the quarter ended April 2, 2022, compared with a loss attributable to common shareholders of $0.3 million (diluted loss per share of $0.00) for the quarter ended April 3, 2021, which reflected dividends and accretion on preferred stock of $0.8 million and $1.9 million in the first quarters of 2022 and 2021, respectively. The decline in preferred stock dividends and accretion reflected the exchange of all of the shares of Series A preferred stock for shares of our common stock in February 2021. Outstanding preferred stock since February 2021 consists of our Series B-1 preferred stock.

For the quarter ended April 2, 2022, adjusted earnings were $0.6 million, or $0.01 per diluted share, compared with adjusted earnings of $1.3 million, or $0.01 per diluted share for the quarter ended April 3, 2021. Adjusted EBITDA for the quarter ended April 2, 2022 was $15.6 million, compared with $18.3 million for the quarter ended April 3, 2021. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings and adjusted EBITDA from earnings from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Operating Segment Information

Plant-Based Foods and Beverages
For the quarter ended	April 2, 2022	April 3, 2021	Change	% Change

Revenues	$135,511	$119,451	$16,060	13.4%
Gross profit	19,980	23,158	(3,178)	-13.7%
Gross margin	14.7%	19.4%		-4.7%

Operating income	$8,096	$13,317	$(5,221)	-39.2%
Operating margin	6.0%	11.1%		-5.1%

Plant-Based Foods and Beverages contributed $135.5 million in revenues for the quarter ended April 2, 2022, compared to $119.5 million for the quarter ended April 3, 2021, an increase of $16.1 million, or 13.4%. The table below explains the increase in revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended April 3, 2021	$119,451
Growth in sales of plant-based beverages and ingredients, mainly related to oat-based product offerings and teas	11,283
Incremental Dream and WestSoy revenues	3,735
Increased commodity pricing for sunflower, partially offset by lower volumes	1,042
Revenues for the quarter ended April 2, 2022	$135,511

Gross profit in Plant-Based Foods and Beverages decreased by $3.2 million to $20.0 million for the quarter ended April 2, 2022, compared to $23.2 million for the quarter ended April 3, 2021. The table below explains the decrease in gross profit:

SUNOPTA INC.	25	April 2, 2022 Form 10-Q

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended April 3, 2021	$23,158
Increased manufacturing plant spend, including unrecovered inflationary increases in utility and freight rates, higher wages to retain employees, and incremental costs related to the hiring of new employees and depreciation of new production equipment for capital expansion projects, partially offset by higher production volumes and plant utilization within our plant-based beverages and ingredient operations, and the incremental contribution from the Dream and WestSoy brands	(2,599)
Lower volumes and pricing spreads for raw sunflower kernel, partially offset by higher pricing spreads for birdfeed	(579)
Gross profit for the quarter ended April 2, 2022	$19,980

Operating income in Plant-Based Foods and Beverages decreased by $5.2 million to $8.1 million for the quarter ended April 2, 2022, compared to $13.3 million for the quarter ended April 3, 2021. The table below explains the decrease in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended April 3, 2021	$13,317
Decrease in gross profit, as explained above	(3,178)
Increase in corporate costs allocation	(1,042)
Incremental amortization of the acquired Dream and WestSoy brand name intangible assets, together with increased brand marketing and advertising, and travel expenses	(1,001)
Operating income for the quarter ended April 2, 2022	$8,096

Looking forward, assuming current supply chain challenges and inflationary pressures do not significantly worsen, we anticipate revenue growth for our plant-based business in 2022, compared with 2021, driven by higher expected output from our manufacturing facilities, together with the expected benefit of customer pricing actions taken to offset input cost inflation. These pricing actions, together with an expected improvement in plant operating performance, are expected to drive a year-over-year gross margin improvement in our plant-based operations in 2022, excluding the impact of start-up costs related to our new 285,000 square foot plant-based beverage facility under construction in Midlothian, Texas. Despite some construction delays due to supply chain issues, we believe we remain largely on track to begin operations at this facility in late 2022, with the ramp-up of commercial production expected to commence in the first quarter of 2023. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the extent and duration of supply chain and inflation headwinds; our ability to continue to pass through price increases to our customers to offset inflationary pressures; the impact of price inflation on consumer behaviour and demand for plant-based beverage alternatives to dairy; our ability to successfully execute on our capital expansion projects, including our ability to commence commercial production at our Midlothian, Texas, facility in the first quarter of 2023, and the viability of those projects; and other factors described above under "Forward-Looking Statements."

Fruit-Based Foods and Beverages
For the quarter ended	April 2, 2022	April 3, 2021	Change	% Change

Revenues	$104,662	$88,189	$16,473	18.7%
Gross profit	8,011	6,831	1,180	17.3%
Gross margin	7.7%	7.7%		0.0%

Operating income (loss)	$784	$(1,894)	$2,678	141.4%
Operating margin	0.7%	-2.1%		2.8%
SUNOPTA INC.	26	April 2, 2022 Form 10-Q

Fruit-Based Foods and Beverages contributed $104.7 million in revenues for the quarter ended April 2, 2022, compared to $88.2 million for the quarter ended April 3, 2021, an increase of $16.5 million, or 18.7%. The table below explains the increase in revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended April 3, 2021	$88,189
Higher retail sales of frozen fruit, including one-time incremental volumes from a frozen fruit customer in the first quarter of 2022, together with the benefit of pricing actions taken in the second half of 2021 and first quarter of 2022 to offset commodity inflation incurred on fruit inventories	11,679
Higher sales volumes and pricing for fruit snacks and incremental revenue from the introduction of smoothie bowls	4,794
Revenues for the quarter ended April 2, 2022	$104,662

Gross profit in Fruit-Based Foods and Beverages increased by $1.2 million to $8.0 million for the quarter ended April 2, 2022, compared to $6.8 million for the quarter ended April 3, 2021, and gross margin of 7.7% remained unchanged. The table below explains the increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended April 3, 2021	$6,831
Higher sales volumes and pricing for retail frozen fruit, together with the benefits from portfolio rationalizations and a reduced manufacturing cost base within our frozen fruit operations, partially offset by unrecovered inflationary increases in freight and storage rates, and inventory losses due to excess spoilage during handling	1,855
Higher production costs and manufacturing inefficiencies in our fruit snacks operations due to raw material supply constraints and the ramp-up of smoothie bowl production, together with unrecovered freight cost inflation	(675)
Gross profit for the quarter ended April 2, 2022	$8,011

Operating income in Fruit-Based Foods and Beverages increased by $2.7 million to $0.8 million for the quarter ended April 2, 2022, compared to an operating loss of $1.9 million for the quarter ended April 3, 2021. The table below explains the increase in operating income:

Fruit-Based Foods and Beverages Operating Income Changes
Operating loss for the quarter ended April 3, 2021	$(1,894)
Favorable foreign exchange impact within our frozen fruit operations in Mexico, together with lower employee compensation costs due to a workforce reduction in August 2021	1,631
Increase in gross profit, as explained above	1,180
Increase in corporate cost allocations	(133)
Operating income for the quarter ended April 2, 2022	$784

Looking forward, assuming current supply chain challenges and inflationary pressures do not significantly worsen, we expect that the pricing actions taken on frozen fruit to offset commodity inflation experienced in 2021, together with the benefit of a reduced manufacturing cost base within our frozen fruit operations, will result in gross margin improvement in this business in 2022, compared with 2021. In addition, we currently anticipate that the 2022 fruit harvests in Mexico and California will compare favorably to 2021 in terms of volumes and pricing. Within our fruit snacks operations, we expect strong revenue and profit growth in 2022, compared with 2021, driven by volume gains and pricing actions for core fruit snack products, and further commercialization and automation of our smoothie bowl line to improve profitability. However, while capital expansion projects are underway in our fruit snacks operations to meet current unfilled demand, we expect that existing capacity constraints will limit the growth potential for this business through the first half of 2023. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the including the extent and duration of supply chain and inflation headwinds; the outcome of pricing actions with customers, including a potential softening of consumer demand due to higher prices; our expectations regarding the availability and pricing of fruit supply, and potential impacts on our revenues and profit margins; our ability to successfully commercialize and automate our smoothie bowl product line; our assessment of future capacity requirements in fruit snacks operations; our ability to successfully execute on our capital expansion projects and the viability of those projects; and other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	27	April 2, 2022 Form 10-Q

Corporate Services
For the quarter ended	April 2, 2022	April 3, 2021	Change	% Change

Operating loss	$(4,964)	$(5,338)	$374	7.0%

Operating loss at Corporate Services decreased by $0.4 million to $5.0 million for the quarter ended April 2, 2022, compared to a loss of $5.3 million for the quarter ended April 3, 2021. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended April 3, 2021	$(5,338)
Lower variable stock-based compensation, because the performance condition under our 2021 incentive plan was not achieved	2,288
Increase in corporate cost allocations to SunOpta operating segments	1,175
One-time recognition bonus of $1.6 million to reward employees for improved performance in the first quarter of 2022, and an incremental 2022 incentive plan accrual based on performance, together with increased business development costs, partially offset by reduced losses on Mexican peso hedging activities	(3,089)
Operating loss for the quarter ended April 2, 2022	$(4,964)

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

Liquidity and Capital Resources

On December 31, 2020, we entered into a five-year credit agreement, as amended, for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity. As at April 2, 2022, we had outstanding borrowings under the revolving credit facility of $145.2 million (January 1, 2022 - $153.3 million), and available borrowing capacity of approximately $88 million (January 1, 2022 - $67 million). The credit agreement also provides a five-year, $75 million delayed draw term loan, to be used for capital expenditures, which may be drawn upon up to March 31, 2023. As at April 2, 2022, we had $15.8 million drawn on the term loan facility mainly to finance the purchase of equipment for our new Midlothian, Texas, facility. For more information on our asset-based credit facilities see note 4 to the unaudited consolidated financial statements included in this report.

During the first quarter of 2022, we recognized additional finance lease liabilities in the amount of $33.4 million, mainly related to the buildouts of our Midlothian, Texas, facility, and our executive office and innovation center located in Eden Prairie, Minnesota, together with the addition of new processing equipment at our Allentown, Pennsylvania, plant-based beverage facility. For more information on our operating and finance lease obligations, including maturity dates, see note 3 to the unaudited consolidated financial statements included in this report.

As at April 2, 2022, our subsidiary, SunOpta Foods Inc., had 30,000 shares of Series B-1 preferred stock issued and outstanding. The Series B-1 preferred stock currently has a liquidation preference of approximately $1,015 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share. Cumulative preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, which presently equates to quarterly dividend distributions of approximately $0.6 million, and 10.0% of the liquidation preference thereafter. For more information on the Series B-1 preferred stock, see note 5 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	28	April 2, 2022 Form 10-Q

There have been no material changes outside the normal course of business in the nature of our contractual obligations since January 1, 2022.

We believe that our operating cash flows, together with our revolving and term loan credit facilities, and access to lease financing, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us. In addition, we may explore the sale of selected operations or assets from time to time to improve our profitability, reduce our indebtedness, and/or improve our position to obtain additional financing.

Cash Flows

Summarized cash flow information for the periods ended April 2, 2022 and April 3, 2021 is as follows:

	For the quarter ended
	April 2, 2022	April 3, 2021	Change
	$	$	$
Net cash flows provided by (used in):
Operating activities of continuing operations	15,543	(7,015)	22,558
Investing activities of continuing operations	(24,518)	(7,947)	(16,571)
Financing activities of continuing operations	9,243	29,045	(19,802)
Discontinued operations	-	(13,580)	13,580

Operating Activities of Continuing Operations

Cash provided by operating activities was $15.5 million for the quarter ended April 2, 2022, compared with cash used of $7.0 million for the quarter ended April 3, 2021, an increase in cash provided of $22.6 million. The increase in cash provided reflected higher sales volumes of frozen fruit in the first quarter of 2022, compared with the replenishment of frozen fruit inventories in the first quarter of 2021, together with the benefit of improved working capital efficiency through the extension of payment terms with certain suppliers, partially offset by the year-over-year impact of higher commodity prices for frozen fruit and a build-up of plant-based raw materials and packaging to support growth.

Investing Activities of Continuing Operations

Cash used in investing activities was $24.5 million for the quarter ended April 2, 2022, compared with cash used of $7.9 million for the quarter ended April 3, 2021, an increase in cash used of $16.6 million, which mainly reflected additions to property, plant and equipment of $25.7 million in the first quarter of 2022, compared with additions of $9.3 million in the first quarter of 2021. Capital expenditures in the first quarter of 2022 were mainly related to the construction of our Midlothian, Texas, facility, the completion of our executive office and innovation center, and expansion projects within our plant-based operations.

Financing Activities of Continuing Operations

Cash provided by financing activities of continuing operations was $9.2 million for the quarter ended April 2, 2022, compared with cash provided of $29.0 million for the quarter ended April 3, 2021, a decrease in cash provided of $19.8 million. The decrease in cash provided mainly reflected higher revolver borrowings under our asset-based credit facilities in the first quarter of 2021 to fund inventory purchases, partially offset by increased borrowings of long-term debt in the first quarter of 2022 related to lease financing for capital projects.

SUNOPTA INC.	29	April 2, 2022 Form 10-Q

Discontinued Operations

Cash used in investing activities of discontinued operations of $13.4 million for the quarter ended April 3, 2021, was related to the settlement of the accrued transaction costs related to the 2020 divestiture of Tradin Organic.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of the Form 10-K. There have been no material changes to our exposures to market risks since January 1, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of April 2, 2022.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended April 2, 2022. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended April 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	30	April 2, 2022 Form 10-Q

 PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see note 10 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended January 1, 2022.  There have been no material changes to the previously reported risk factors as of the date of this quarterly report. Our previously reported risk factors should be carefully reviewed in connection with an evaluation of our Company.

Item 6. Exhibits

The following exhibits are included as part of this report.

10.1†

Form of Stock Option Award Agreement, dated May 5, 2022, between the Company and Joseph Ennen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2022.)

10.2†

Form of Performance Share Unit Award Agreement, dated May 5, 2022, between the Company and Joseph Ennen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2022.)

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	31	April 2, 2022 Form 10-Q

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 12, 2022	/s/ Scott Huckins
Scott Huckins
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)
SUNOPTA INC.	32	April 2, 2022 Form 10-Q