Form 10-Q
period 2022-07-02
SunOpta Inc.
filed 2022-08-11
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to __________.

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

The number of the registrant's common shares outstanding as of August 5, 2022 was 107,725,647.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended July 2, 2022

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact. Forward-looking statements include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; the direct and indirect effects of the current global macroeconomic environment, including supply chain and labor challenges, inflation, and rising interest rates, as well as potential impacts of the COVID-19 pandemic and the Russia-Ukraine war, and the extent of the effect of these events on our operational and financial performance in future periods; fluctuations in foreign currency exchange rates and commodity pricing, and general economic and political conditions globally and in the markets in which we do business; our plans and expectations regarding capital expansion projects, including our expectation that our Midlothian, Texas, facility will be operational in late 2022; our expectations regarding the future profitability of our plant-based and fruit-based businesses, including anticipated results of operations, revenue trends, and profit margin profiles; our expectations regarding customer demand, consumer preferences, competition, sales pricing, availability and pricing of raw material inputs, and timing and costs to complete capital expansion projects; our intentions related to potential sale of selected businesses, operations, or assets; our expectations regarding the sale of our Oxnard, California, frozen fruit processing facility, including timing to close and proceeds on sale; adequacy of existing sources of funds to meet financing needs, and availability of alternative financing sources; the outcome of litigation to which we may be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	3	July 2, 2022 Form 10-Q

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the following:

  the impact of global macroeconomic conditions on our business and financial results;
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
SUNOPTA INC.	4	July 2, 2022 Form 10-Q

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

SUNOPTA INC.	5	July 2, 2022 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.

Consolidated Statements of Operations

For the quarters and two quarters ended July 2, 2022 and July 3, 2021
(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

		Quarter ended	Two quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	$	$	$	$
Revenues (note 12)	243,531	202,273	483,704	409,913
Cost of goods sold	208,633	175,937	420,815	353,588
Gross profit	34,898	26,336	62,889	56,325
Selling, general and administrative expenses	24,304	22,720	46,239	43,594
Intangible asset amortization	2,612	2,532	5,224	4,726
Other expense, net (note 8)	1,540	4,661	1,827	6,276
Foreign exchange loss (gain)	(127)	(639)	(599)	197
Earnings (loss) from continuing operations before the following	6,569	(2,938)	10,198	1,532
Interest expense, net	3,132	1,631	5,662	3,291
Earnings (loss) from continuing operations before income taxes	3,437	(4,569)	4,536	(1,759)
Income tax expense (benefit)	939	(3,651)	1,384	(2,513)
Earnings (loss) from continuing operations	2,498	(918)	3,152	754
Earnings (loss) from discontinued operations (note 11)	(814)	-	2,752	-
Net earnings (loss)	1,684	(918)	5,904	754
Dividends and accretion on preferred stock (note 6)	(760)	(744)	(1,515)	(2,697)
Earnings (loss) attributable to common shareholders	924	(1,662)	4,389	(1,943)

Basic and diluted earnings (loss) per share (note 9)
From continuing operations	0.02	(0.02)	0.02	(0.02)
From discontinued operations	(0.01)	-	0.03	-
Basic and diluted earnings (loss) per share	0.01	(0.02)	0.04	(0.02)

Weighted-average common shares outstanding (000s) (note 9)
Basic	107,622	105,676	107,510	100,898
Diluted	108,667	105,676	108,495	100,898

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	July 2, 2022 Form 10-Q

SunOpta Inc.

Consolidated Balance Sheets

As at July 2, 2022 and January 1, 2022
(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

	July 2, 2022	January 1, 2022
	$	$
ASSETS
Current assets
Cash and cash equivalents	553	227
Accounts receivable, net of allowance for credit losses of $902 and $889, respectively	83,804	84,702
Inventories (note 2)	261,899	220,143
Prepaid expenses and other current assets	17,493	16,638
Income taxes recoverable	9,861	8,259
Assets held for sale (note 3)	11,591	-
Total current assets	385,201	329,969

Property, plant and equipment, net	264,690	219,537
Operating lease right-of-use assets (note 4)	40,990	47,245
Intangible assets, net	143,216	148,440
Goodwill	3,998	3,998
Other assets	5,827	5,930
Total assets	843,922	755,119

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	143,102	121,430
Income taxes payable	711	-
Current portion of long-term debt (note 5)	23,055	9,760
Current portion of operating lease liabilities (note 4)	9,933	12,203
Total current liabilities	176,801	143,393

Long-term debt (note 5)	273,493	214,843
Operating lease liabilities (note 4)	37,084	39,028
Long-term liabilities	-	2,241
Deferred income taxes	13,510	22,485
Total liabilities	500,888	421,990

Series B-1 preferred stock (note 6)	28,442	28,145

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized,
107,686,953 shares issued (January 1, 2022 - 107,359,826)	438,668	436,463
Additional paid-in capital	26,254	23,240
Accumulated deficit	(151,693)	(156,082)
Accumulated other comprehensive income	1,363	1,363
Total shareholders' equity	314,592	304,984
Total liabilities and shareholders' equity	843,922	755,119

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	July 2, 2022 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity

As at and for the quarters ended July 2, 2022 and July 3, 2021
(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

									Accumulated
									other
					Additional		Accumulated		comprehensive
	Common shares				paid-in capital		deficit		income		Total
	000s		$		$		$		$		$
Balance at April 2, 2022	107,579		437,451		24,042		(152,617)		1,363		310,239
Employee stock purchase plan	22		145		-		-		-		145
Stock incentive plans	86		1,072		(876)		-		-		196
Withholding taxes on stock-based awards	-		-		(882)		-		-		(882)
Stock-based compensation	-		-		3,970		-		-		3,970
Net earnings	-		-		-		1,684		-		1,684
Dividends on preferred stock	-		-		-		(609)		-		(609)
Accretion on preferred stock	-		-		-		(151)		-		(151)
Balance at July 2, 2022	107,687		438,668		26,254		(151,693)		1,363		314,592

									Accumulated
									other
					Additional		Accumulated		comprehensive
	Common shares				paid-in capital		deficit		income		Total
	000s	$		$		$		$		$
Balance at April 3, 2021	103,612		418,822		33,340		(148,022)		1,363		305,503
Share issuance costs	-		(25)		-		-		-		(25)
Employee stock purchase plan	18		207		-		-		-		207
Stock incentive plans	3,496		16,421		(12,078)		-		-		4,343
Withholding taxes on stock-based awards	-		-		(666)		-		-		(666)
Stock-based compensation	-		-		4,370		-		-		4,370
Net loss	-		-		-		(918)		-		(918)
Dividends on preferred stock	-		-		-		(609)		-		(609)
Accretion on preferred stock	-		-		-		(135)		-		(135)
Balance at July 3, 2021	107,126		435,425		24,966		(149,684)		1,363		312,070

SUNOPTA INC.	8	July 2, 2022 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity (continued)

As at and for the two quarters ended July 2, 2022 and July 3, 2021
(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
					other
			Additional	Accumulated	comprehensive
	Common shares		paid-in capital	deficit	income	Total
	000s	$	$	$	$	$
Balance at January 1, 2022	107,360	436,463	23,240	(156,082)	1,363	304,984
Employee stock purchase plan	53	279	-	-	-	279
Stock incentive plans	274	1,926	(1,614)	-	-	312
Withholding taxes on stock-based awards	-	-	(971)	-	-	(971)
Stock-based compensation	-	-	5,599	-	-	5,599
Net earnings	-	-	-	5,904	-	5,904
Dividends on preferred stock	-	-	-	(1,218)	-	(1,218)
Accretion on preferred stock	-	-	-	(297)	-	(297)
Balance at July 2, 2022	107,687	438,668	26,254	(151,693)	1,363	314,592

					Accumulated
					other
			Additional	Accumulated	comprehensive
	Common shares		paid-in capital	deficit	income	Total
	000s	$	$	$	$	$
Balance at January 2, 2021	90,194	326,545	37,862	(147,741)	1,363	218,029
Exchange of Series A preferred stock, net of share issuance costs of $287	12,633	87,188	-	-	-	87,188
Employee stock purchase plan	28	333	-	-	-	333
Stock incentive plans	4,271	21,359	(14,502)	-	-	6,857
Withholding taxes on stock-based awards	-	-	(6,737)	-	-	(6,737)
Stock-based compensation	-	-	8,343	-	-	8,343
Net earnings	-	-	-	754	-	754
Dividends on preferred stock	-	-	-	(2,260)	-	(2,260)
Accretion on preferred stock	-	-	-	(437)	-	(437)
Balance at July 3, 2021	107,126	435,425	24,966	(149,684)	1,363	312,070

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	July 2, 2022 Form 10-Q

SunOpta Inc.

Consolidated Statements of Cash Flows

For the quarters and two quarters ended July 2, 2022 and July 3, 2021
(Unaudited)

(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	$	$	$	$
CASH PROVIDED BY (USED IN)
Operating activities
Net earnings (loss)	1,684	(918)	5,904	754
Earnings (loss) from discontinued operations	(814)	-	2,752	-
Earnings (loss) from continuing operations	2,498	(918)	3,152	754
Items not affecting cash:
Depreciation and amortization	9,372	8,910	18,785	16,953
Amortization of debt issuance costs	396	349	771	634
Deferred income taxes	2,128	(4,331)	2,208	(3,494)
Stock-based compensation	3,970	4,370	5,599	8,343
Impairment of long-lived assets (note 8)	-	2,962	-	2,962
Other	1,634	(167)	1,745	(336)
Changes in operating assets and liabilities (note 10)	(22,452)	(50,322)	(19,171)	(71,978)
Net cash provided by (used in) operating activities of continuing operations	(2,454)	(39,147)	13,089	(46,162)
Investing activities
Additions to property, plant and equipment	(37,038)	(7,306)	(62,760)	(16,603)
Proceeds from sale of assets	2,978	-	4,182	1,350
Additions to intangible assets	-	(25,073)	-	(25,073)
Net cash used in investing activities of continuing operations	(34,060)	(32,379)	(58,578)	(40,326)
Net cash used in investing activities of discontinued operations	(6,324)	-	(6,324)	(13,380)
Net cash used in investing activities	(40,384)	(32,379)	(64,902)	(53,706)
Financing activities
Increase in borrowings under revolving credit facilities (note 5)	31,067	70,244	20,762	111,829
Borrowings of long-term debt (note 4)	18,206	4,155	41,103	4,641
Repayment of long-term debt (note 4)	(5,174)	(5,855)	(7,569)	(9,940)
Payment of debt issuance costs	(53)	(543)	(559)	(2,371)
Proceeds from the exercise of stock options and employee share purchases	341	4,550	591	7,190
Payment of withholding taxes on stock-based awards	(882)	(666)	(971)	(6,737)
Payment of cash dividends on preferred stock (note 6)	(609)	(609)	(1,218)	(4,029)
Payment of share issuance costs	-	(25)	-	(287)
Net cash provided by financing activities of continuing operations	42,896	71,251	52,139	100,296
Net cash used in financing activities of discontinued operations	-	-	-	(200)
Net cash provided by financing activities	42,896	71,251	52,139	100,096
Increase (decrease) in cash and cash equivalents in the period	58	(275)	326	228
Cash and cash equivalent, beginning of the period	495	754	227	251
Cash and cash equivalents, end of the period	553	479	553	479

Non-cash investing and financing activities (notes 4 and 10)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	July 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 2, 2022 and July 3, 2021
(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended July 2, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2022 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 1, 2022. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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

2. Inventories

	July 2, 2022	January 1, 2022
	$	$
Raw materials and work-in-process	162,331	143,381
Finished goods	107,791	81,546
Inventory reserves	(8,223)	(4,784)
	261,899	220,143

3. Assets Held for Sale

On July 6, 2022, the Company finalized an agreement to sell its frozen fruit processing facility located in Oxnard, California, for gross proceeds of $16.5 million, payable in cash on the closing of the transaction, which is expected to occur in the third quarter of 2022. As at July 2, 2022, the carrying value of the related property, plant and equipment assets of $11.6 million has been reclassified and reported as held for sale on the consolidated balance sheet. In the third quarter of 2022, the Company expects to recognize a pre-tax gain on the sale of the facility of approximately $4 million, net of estimated costs to sell.

4. Leases

The Company leases certain manufacturing plants, warehouses, offices, machinery and equipment, and vehicles. At the lease commencement date, the Company classifies a lease as a finance lease if it has the right to obtain substantially all of the economic benefits from the right-of-use assets, otherwise the lease is classified as an operating lease.

SUNOPTA INC.	11	July 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 2, 2022 and July 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following tables present supplemental information related to leases:

	Quarter ended		Two quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	$	$	$	$
Lease Costs
Operating lease cost	3,093	3,180	6,304	6,752
Finance lease cost:
Depreciation of right-of-use assets	2,677	1,556	4,565	2,811
Interest on lease liabilities	1,052	806	1,825	1,240
Sublease income	-	(153)	-	(281)
Net lease cost	6,822	5,389	12,694	10,522

	July 2, 2022	January 1, 2022
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	40,990	47,245
Current portion of operating lease liabilities	9,933	12,203
Operating lease liabilities	37,084	39,028
Total operating lease liabilities	47,017	51,231

Finance leases:
Property, plant and equipment, gross	116,764	66,060
Accumulated depreciation	(14,912)	(10,348)
Property, plant and equipment, net	101,852	55,712
Current portion of long-term debt	22,114	9,760
Long-term debt	73,815	43,034
Total finance lease liabilities	95,929	52,794

		Quarter ended	Two quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	$	$	$	$
Cash Flow Information
Cash paid (received) for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	2,963	3,207	6,045	6,952
Operating cash flows from finance leases	1,052	898	1,825	1,425
Financing cash flows from finance leases:
Cash paid under finance leases(1)	5,175	1,907	7,569	5,253
Cash received under finance leases(2)	(14,554)	-	(33,277)	-

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	317	16,275	716	17,289
Finance leases	2,746	-	17,426	29,906

Right-of-use assets and liabilities reduced through lease
terminations or modifications:
Operating leases	-	-	(1,949)	-
Finance leases	-	-	-	(686)
SUNOPTA INC.	12	July 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 2, 2022 and July 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1) Represents repayments under finance leases recorded as a reduction of the lease liability and reported in repayment of long-term debt on the consolidated statements of cash flows.

(2) Represents cash advances received by the Company under finance leases related to the construction of right-of-use assets controlled by the Company, as well as cash proceeds under sale and leaseback transactions accounted for as financings, which are reported in borrowings of long-term debt on the consolidated statements of cash flows.

	July 2, 2022	January 1, 2022
Other Information
Weighted-average remaining lease term (years):
Operating leases	7.6	7.4
Finance leases	3.4	4.3

Weighted-average discount rate:
Operating leases	5.0%	5.0%
Finance leases	7.5%	6.6%

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
Remainder of 2022	5,054	12,628
2023	10,185	29,173
2024	8,312	29,109
2025	6,290	26,881
2026	5,247	13,539
Thereafter	21,643	492
Total lease payments	56,731	111,822
Less: imputed interest	(9,714)	(15,893)
Total lease liabilities	47,017	95,929
5. Long-Term Debt

	July 2, 2022	January 1, 2022
	$	$
Asset-based credit facilities:
Revolving credit facilities	176,715	153,293
Term loan facility	19,432	11,606
Total asset-based credit facilities	196,147	164,899
Finance lease liabilities (see note 4)	95,929	52,794
Other	4,472	6,910
Total debt	296,548	224,603
Less: current portion	23,055	9,760
Total long-term debt	273,493	214,843

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

SUNOPTA INC.	13	July 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 2, 2022 and July 3, 2021

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

Borrowings under the Asset-Based Credit Facilities bear interest based on various reference rates, including the Secured Overnight Financing Rate, plus applicable margins, which are set quarterly based on average borrowing availability for the preceding fiscal quarter. For the two quarters ended July 2, 2022, the weighted-average interest rate on all outstanding borrowings under the Asset-Based Credit Facilities was 2.99%.

As at July 2, 2022, the Company was in compliance with all covenants of the Credit Agreement.

6. Series B-1 Preferred Stock

As at July 2, 2022, SunOpta Foods had 30,000 shares of Series B-1 preferred stock issued and outstanding, with a current liquidation preference of $1,015 per share, or $30.4 million in the aggregate. At any time, the Series B-1 preferred stock may be exchanged, in whole or in part, into the number of shares of the Company's common stock ("Common Shares") equal to, per share of Series B-1 preferred stock, the quotient of the liquidation preference divided by an exchange price of $2.50. On or after April 24, 2023, SunOpta Foods may cause the holders of the Series B-1 preferred stock to exchange all of their shares of Series B-1 preferred stock if the volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the exchange price then in effect. Preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter. In each of the first two quarters of 2022, the Company paid quarterly cash dividends on the Series B-1 preferred stock of $0.6 million, and, as at July 2, 2022, the Company accrued unpaid dividends of $0.6 million for the second quarter of 2022, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. At any time on or after April 24, 2025, SunOpta Foods may redeem all of the Series B-1 preferred stock for an amount per share equal to the value of the liquidation preference at such time, plus accrued and unpaid dividends. The carrying value of the Series B-1 preferred stock is being accreted to the redemption value through charges to accumulated deficit, which amounted to $0.3 million for the two quarters ended July 2, 2022 (July 3, 2021 - $0.3 million).

7. Stock-Based Compensation

During the two quarters ended July 2, 2022, 1,750,935 performance share units ("PSUs") were granted to certain employees under the Company's 2022 Short-Term Incentive Plan ("STIP"), which vest subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2022 and subject to each employee's continued employment with the Company through March 31, 2023 (the requisite service period) (the "EBITDA PSUs"). The weighted-average grant-date fair value of each EBITDA PSU was estimated to be $5.27 based on the closing price of the Common Shares on the dates of grant. As at July 2, 2022, the remaining compensation cost related to these EBITDA PSUs not yet recognized as an expense was determined to be $6.7 million, which will be amortized over the remaining requisite service period.

SUNOPTA INC.	14	July 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 2, 2022 and July 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

On March 30, 2022, all outstanding EBITDA PSUs previously granted to certain employees of the Company in connection with the Company's 2021 STIP were cancelled because the fiscal year 2021 performance condition was not achieved. No compensation expense was recognized related to these EBITDA PSUs.

The following table summarizes all EBITDA PSU activity for the two quarters ended July 2, 2022:

		Weighted-
		average grant-
	EBITDA PSUs	date fair value
Non-vested, beginning of period	670,171	$11.77
Granted	1,750,935	5.27
Vested	(58,235)	4.91
Cancelled	(619,357)	12.93
Non-vested, end of period	1,743,514	$5.06

During the two quarters ended July 2, 2022, 92,877 restricted stock units ("RSUs"), 522,878 PSUs and 1,761,118 stock options were granted to selected employees under the Company's 2022 Long-Term Incentive Plan ("LTIP"). The RSUs vest in three equal annual installments beginning on May 5, 2023, and each vested RSU entitles the employee to receive one Common Share without payment of additional consideration. The vesting of the PSUs is dependent on the Company's total shareholder return ("TSR") performance relative to food and beverage companies in a designated index during the three-year period commencing January 1, 2022 and continuing through December 31, 2024, and the employee's continued employment with the Company through May 5, 2025. The TSR for the Company and each of the companies in the designated index will be calculated using a 20-trading day average closing price as of December 31, 2024. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested PSU entitles the employee to receive one Common Share without payment of additional consideration, with the Board of Directors having the option to settle vested PSUs in whole or part in cash in lieu of Common Shares. As at July 2, 2022, the Company had the intent and ability to settle the PSUs in Common Shares. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Each vested stock option entitles the employee to purchase one Common Share at an exercise price of $5.91, which was the closing price of the Common Shares on May 5, 2022.

The grant-date fair value of each RSU was estimated to be $5.91 based on the closing price of the Common Shares on the date of grant. A grant-date fair value of $8.48 was estimated for each PSU using a Monte Carlo valuation model, and a grant-date fair value of $3.48 was estimated for each stock option using the Black-Scholes option pricing model. The following table summarizes the assumptions used to determine the fair values of the PSUs and stock options granted under the 2022 LTIP.

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
SUNOPTA INC.	15	July 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 2, 2022 and July 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at July 2, 2022, the remaining compensation cost related to RSUs, PSUs and stock options granted under the 2022 LTIP not yet recognized as an expense was determined to be $10.5 million, which will be recognized on a straight-line basis over the remaining requisite service period ending May 5, 2025.

8. Other Expense, Net

The components of other expense (income) were as follows:

		Quarter ended	Two quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	$	$	$	$
Facility closure costs(1)	1,287	2,962	1,287	4,394
Settlement losses, net(2)	283	163	283	163
Asset impairment charges	-	-	260	-
Employee termination costs(3)	-	1,161	-	1,161
Divestiture costs(4)	-	291	-	474
Other	(30)	84	(3)	84
	1,540	4,661	1,827	6,276

(1) Facility closure costs

For the quarter and two quarters ended July 2, 2022, expense primarily relates to the relocation of certain equipment from the Company's held-for-sale Oxnard, California, fruit processing facility to its Mexican facility.

For the quarter and two quarters ended July 3, 2021, expense represents asset impairment charges related to the exit from the Company's South Gate, California, fruit ingredient processing facility. In addition, for the two quarters ended July 3, 2021, expense includes costs to complete the exit from the Company's Santa Maria, California, frozen fruit processing facility.

(2) Settlement losses, net

For the quarter and two quarters ended July 2, 2022 and July 3, 2021, expense represents net losses incurred on the settlement of certain legal and contractual matters.

(3) Employee termination costs

For the quarter and two quarters ended July 3, 2021, expense represents termination costs for employees impacted by the closure of the Company's fruit ingredient processing facility.

(4) Divestiture costs

For the quarter and two quarters ended July 3, 2021, expense relates to professional fees incurred in connection with post- closing matters related to the 2020 divestiture of the Company's global ingredients business, Tradin Organic.
SUNOPTA INC.	16	July 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 2, 2022 and July 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

		Quarter ended	Two quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations	$2,498	$(918)	$3,152	$754
Less: dividends and accretion on preferred stock	(760)	(744)	(1,515)	(2,697)
Earnings (loss) from continuing operations attributable to common shareholders	1,738	(1,662)	1,637	(1,943)
Earnings (loss) from discontinued operations	(814)	-	2,752	-
Earnings (loss) attributable to common shareholders	$924	$(1,662)	$4,389	$(1,943)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	107,622	105,676	107,510	100,898

Basic earnings (loss) per share:
From continuing operations	$0.02	$(0.02)	$0.02	$(0.02)
From discontinued operations	(0.01)	-	0.03	-
Basic earnings (loss) per share	$0.01	$(0.02)	$0.04	$(0.02)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$2,498	$(918)	$3,152	$754
Less: dividends and accretion on preferred stock	(760)	(744)	(1,515)	(2,697)
Earnings (loss) from continuing operations attributable to common shareholders	1,738	(1,662)	1,637	(1,943)
Earnings (loss) from discontinued operations	(814)	-	2,752	-
Earnings (loss) attributable to common shareholders	$924	$(1,662)	$4,389	$(1,943)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	107,622	105,676	107,510	100,898
Dilutive effect of the following:
Stock options, restricted stock units and performance share units(1)	1,045	-	985	-
Preferred stock(2)	-	-	-	-
Diluted weighted-average number of shares outstanding	108,667	105,676	108,495	100,898

Diluted earnings (loss) per share:
From continuing operations	$0.02	$(0.02)	$0.02	$(0.02)
From discontinued operations	(0.01)	-	0.03	-
Diluted earnings (loss) per share	$0.01	$(0.02)	$0.04	$(0.02)

(1)    For the quarter and two quarters ended July 2, 2022, stock options and RSUs to purchase or receive 2,544,112 (July 3, 2021 - 263,134) and 2,551,746 (July 3, 2021 - 260,634) potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods. In addition, for the quarter and two quarters ended July 3, 2021, 2,764,865 and 4,317,118 potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs.

SUNOPTA INC.	17	July 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 2, 2022 and July 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2) For the quarter and two quarters ended July 2, 2022 and July 3, 2021, it was more dilutive to assume the Series B-1 preferred stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings (loss) per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 preferred stock and the denominator was not adjusted to include 12,178,667 Common Shares issuable on an if-converted basis as at July 2, 2022 and July 3, 2021.

10. Supplemental Cash Flow Information

		Quarter ended	Two quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	$	$	$	$
Changes in Operating Assets and Liabilities
Accounts receivable	14,416	5,118	(1,019)	(10,385)
Inventories	(43,924)	(64,514)	(41,756)	(82,108)
Accounts payable and accrued liabilities	13,571	7,420	27,111	14,920
Other operating assets and liabilities	(6,515)	1,654	(3,507)	5,595
	(22,452)	(50,322)	(19,171)	(71,978)
Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable and accrued liabilities	337	1,397	(5,439)	(617)
Change in accounts payable and accrued liabilities related to discontinued operations	(6,324)	-	-	(13,380)
Change in accrued dividends on preferred stock	-	-	-	(1,769)
Change in accrued debt issuance costs	-	-	-	(1,690)

11. Commitments and Contingencies

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

Arbitration Proceedings

On January 31, 2022, Amsterdam Commodities N.V. ("Acomo") submitted a Request for Summary Arbitral Proceedings to the Netherlands Arbitration Institute, which was later amended on February 16, 2022, asserting alleged claims against the Company and its subsidiaries, Coöperatie SunOpta U.A. and SunOpta Holdings LLC, relating to a dispute regarding the allocation of the purchase price Acomo paid to acquire the shares of The Organic Corporation B.V. and the membership interests of Tradin Organics USA LLC in connection with the closing of the transactions contemplated by the Master Purchase Agreement entered into by Acomo, the Company and the aforementioned subsidiaries on November 25, 2020 (the "Transaction"). On May 25, 2022, the parties entered into a definitive Settlement Agreement to resolve all outstanding matters related to the Master Purchase Agreement, following which the Request for Summary Arbitral Proceedings was withdrawn. In connection with the Settlement Agreement, the Company recognized a loss from discontinued operations of $0.8 million for the quarter ended July 2, 2022 and earnings of $2.8 million for the two quarters ended July 2, 2022, which reflected the estimated tax benefits resulting from the final allocation of the purchase price between the share capital of The Organic Corporation B.V. and the membership interests of Tradin Organics USA LLC, partially offset by a cash payment of $5.9 million from the Company to Acomo to settle certain post-closing adjustments related to the Transaction, as well as professional fees incurred in connection with the arbitration proceedings.
SUNOPTA INC.	18	July 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 2, 2022 and July 3, 2021

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
  Fruit-Based Foods and Beverages includes individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, and other berries and blends) and IQF and bulk frozen fruit for foodservice (including toppings, purées, and smoothies). In addition, Fruit-Based Foods and Beverages includes fruit snacks, including bars, twists, ropes, and bite-sized varieties, and fruit smoothie bowls.

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

Segment Revenues and Operating Income

Reportable segment operating results for the quarters and two quarters ended July 2, 2022 and July 3, 2021 were as follows:

		Quarter ended	Two quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	$	$	$	$
Revenues from external customers
Plant-Based Foods and Beverages	145,912	111,359	281,423	230,810
Fruit-Based Foods and Beverages	97,619	90,914	202,281	179,103
Total revenues from external customers	243,531	202,273	483,704	409,913

Segment operating income (loss)
Plant-Based Foods and Beverages	12,196	8,641	20,292	21,958
Fruit-Based Foods and Beverages	3,211	(1,447)	3,995	(3,341)
Corporate Services	(7,298)	(5,471)	(12,262)	(10,809)
Total segment operating income	8,109	1,723	12,025	7,808

Other expense, net (see note 8)	(1,540)	(4,661)	(1,827)	(6,276)
Interest expense, net	(3,132)	(1,631)	(5,662)	(3,291)
Earnings (loss) from continuing operations before
income taxes	3,437	(4,569)	4,536	(1,759)
SUNOPTA INC.	19	July 2, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 2, 2022 and July 3, 2021

(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Disaggregation of Revenue

The following table presents a disaggregation of revenues by operating segment based on categories used by the Company to evaluate sales performance:

		Quarter ended	Two quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	$	$	$	$
Plant-Based Foods and Beverages
Beverages and broths	114,898	87,494	223,520	182,980
Plant-based ingredients	9,712	7,578	19,438	15,422
Sunflower and roasted snacks	21,302	16,287	38,465	32,408
Total Plant-Based Foods and Beverages	145,912	111,359	281,423	230,810

Fruit-Based Foods and Beverages
Frozen fruit and fruit-based ingredients	74,164	75,076	157,657	146,890
Fruit snacks and smoothie bowls	23,455	15,838	44,624	32,213
Total Fruit-Based Foods and Beverages	97,619	90,914	202,281	179,103
Total revenues	243,531	202,273	483,704	409,913

Segment Assets

Total assets by operating segment as at July 2, 2022 and January 1, 2022 were as follows:

	July 2, 2022	January 1, 2022
	$	$
Plant-Based Foods and Beverages	370,417	301,065
Fruit-Based Foods and Beverages	378,798	368,976
Corporate Services	83,116	85,078
Assets held for sale (note 3)	11,591	-
Total assets	843,922	755,119

Segment Depreciation and Amortization

Depreciation and amortization by operating segment for the quarters and two quarters ended July 2, 2022 and July 3, 2021 was as follows:

		Quarter ended	Two quarters ended
	July 2, 2022	July 3, 2021	July 2, 2022	July 3, 2021
	$	$	$	$
Plant-Based Foods and Beverages	4,572	3,881	9,006	7,015
Fruit-Based Foods and Beverages	3,380	3,861	7,061	7,630
Corporate Services	1,420	1,168	2,718	2,308
Total depreciation and amortization	9,372	8,910	18,785	16,953
SUNOPTA INC.	20	July 2, 2022 Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended July 2, 2022 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the "Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 11, 2022.

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

Forward-looking statements contained in this commentary are based on our current estimates, expectations, and projections, which we believe are reasonable as of the date of this report. Forward-looking statements are not guarantees of future performance or events. You should not place undue importance on forward-looking statements and should not rely upon this information as of any other date. Other than as required under securities laws, we do not undertake to update any forward- looking information at any particular time. Neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements, and we hereby qualify all our forward-looking statements by these cautionary statements.

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

Overview

We procure, process, and package plant-based and fruit-based food and beverage products for sale to retailers, foodservice operators, branded food companies, and food manufacturers. The composition of our operating segments is as follows:

• Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and powder ingredients (utilizing oat, almond, soy, coconut, rice, hemp, and other bases), as well as broths, teas, and nutritional beverages. In addition, we package dry- and oil-roasted inshell sunflower and sunflower kernels, and we process and sell raw sunflower inshell and kernel for food and feed applications.

• Fruit-Based Foods and Beverages - We offer individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, and other berries and blends) and IQF and bulk frozen fruit for foodservice (including toppings, purées, and smoothies). In addition, we offer fruit snacks, including bars, twists, ropes, and bite-sized varieties, as well as fruit smoothie bowls.

SUNOPTA INC.	21	July 2, 2022 Form 10-Q

Current Macroeconomic Conditions

We continue to be exposed to macroeconomic pressures including supply chain and labor challenges, inflation, and rising interest rates, as well as potential impacts from the persistent COVID-19 pandemic and the Russia-Ukraine war. We have been successful, however, in mitigating the effects of the supply chain and labor issues that adversely affected the efficiency of our operations in the second half of 2021 and first quarter of 2022, resulting in improved plant utilization and production output in the second quarter of 2022, and enabling us to alleviate the shortfall in our customer order fulfillment. In addition, through the pricing actions we took to offset inflation pressures on raw materials and packaging, as well as fuel costs and freight rates, we effectively passed-through most of these higher input costs to our customers during the second quarter of 2022. We were also able to largely absorb other inflationary impacts on labor costs and utility rates, as well as any remaining unrecovered raw material cost inflation, through the improved efficiency of our manufacturing plant operations. However, despite the actions we have taken to date, we may continue to experience further supply chain and labor challenges, and inflation impacts on our operations in future periods. In addition, the current economic inflation is impacting purchasing behaviors, as consumers reduce discretionary spending and shift to lower priced product alternatives. As a result, we have experienced a softening of demand for certain of our products and from certain of our customers, mainly within our frozen fruit business, which has had, and may continue to have, a negative impact on our results of operations. In addition, recent changes to U.S. monetary policy, including higher interest rates, have increased our current cost of borrowing and may limit our access to additional sources of financing to support our operations and investment plans.

Assets Held for Sale

On July 6, 2022, we finalized an agreement to sell our frozen fruit processing facility located in Oxnard, California, for gross proceeds of $16.5 million, payable in cash on the closing of the transaction, which is expected to occur in the third quarter of 2022. The sale of the Oxnard facility was facilitated by our efforts to expand the production capacity and capabilities of our frozen fruit operations in Mexico, including the relocation of certain equipment from the Oxnard facility to Mexico, together with the diversification of our fruit sourcing from California to Central and South America.

SUNOPTA INC.	22	July 2, 2022 Form 10-Q

Consolidated Results of Operations for the Quarters Ended July 2, 2022 and July 3, 2021

	July 2, 2022	July 3, 2021	Change	Change
For the quarter ended	$	$	$	%
Revenues
Plant-Based Foods and Beverages	145,912	111,359	34,553	31.0%
Fruit-Based Foods and Beverages	97,619	90,914	6,705	7.4%
Total revenues	243,531	202,273	41,258	20.4%

Gross Profit
Plant-Based Foods and Beverages	23,940	19,896	4,044	20.3%
Fruit-Based Foods and Beverages	10,958	6,440	4,518	70.2%
Total gross profit	34,898	26,336	8,562	32.5%

Gross Margin
Plant-Based Foods and Beverages	16.4%	17.9%		-1.5%
Fruit-Based Foods and Beverages	11.2%	7.1%		4.1%
Total gross margin	14.3%	13.0%		1.3%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	12,196	8,641	3,555	41.1%
Fruit-Based Foods and Beverages	3,211	(1,447)	4,658	321.9%
Corporate Services	(7,298)	(5,471)	(1,827)	-33.4%
Total segment operating income	8,109	1,723	6,386	370.6%

Other expense, net	1,540	4,661	(3,121)	-67.0%
Earnings (loss) before the following	6,569	(2,938)	9,507	323.6%
Interest expense, net	3,132	1,631	1,501	92.0%
Income tax expense (benefit)	939	(3,651)	4,590	125.7%
Earnings (loss) from continuing operations(2),(3)	2,498	(918)	3,416	372.1%
Loss from discontinued operations	(814)	-	(814)	-
Net earnings (loss)	1,684	(918)	2,602	283.4%
Dividends and accretion on preferred stock	(760)	(744)	(16)	-2.2%

Earnings (loss) attributable to common shareholders(4)	924	(1,662)	2,586	155.6%

(1) When assessing the financial performance of our operating segments, we use an internal measure of operating income/loss that excludes other income/expense items determined in accordance with U.S. GAAP. This measure is the basis on which management, including the CEO, assesses the underlying performance of our operating segments.

We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our operating performance. However, the non-GAAP measure of operating income/loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income/loss to "earnings (loss) before the following," which we consider to be the most directly comparable U.S. GAAP financial measure.

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the quarter ended	$	$	$	$
July 2, 2022
Segment operating income (loss)	12,196	3,211	(7,298)	8,109
Other expense, net	(203)	(1,145)	(192)	(1,540)
Earnings (loss) before the following	11,993	2,066	(7,490)	6,569

July 3, 2021
Segment operating income (loss)	8,641	(1,447)	(5,471)	1,723
Other income (expense), net	219	(4,112)	(768)	(4,661)
Earnings (loss) before the following	8,860	(5,559)	(6,239)	(2,938)
SUNOPTA INC.	23	July 2, 2022 Form 10-Q

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

(2) When assessing our financial performance, we use an internal measure of net earnings determined in accordance with U.S. GAAP that excludes specific items recognized in other income/expense, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

		July 2, 2022		July 3, 2021
		Per Share		Per Share
For the quarter ended	$	$	$	$
Earnings (loss) from continuing operations	2,498		(918)
Dividends and accretion on preferred stock	(760)		(744)
Earnings (loss) from continuing operations attributable to common shareholders	1,738	0.02	(1,662)	(0.02)
Adjusted for:
Facility closure costs(a)	1,287		-
Business development costs(b)	616		1,434
Start-up costs(c)	281		-
Costs related to exit from fruit ingredient processing facility(d)	-		4,123
Other(e)	253		247
Net income tax effect(f)	(640)		(4,022)
Adjusted earnings	3,535	0.03	120	0.00

(a) Facility closure costs mainly related to the relocation of certain equipment from our held-for-sale Oxnard, California, frozen fruit processing facility to our Mexican facility, which were recorded in other expense.

(b) Represents third-party costs associated with business development activities, including costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. For the second quarter of 2022, these costs related to our inaugural Investor Day held in June 2022 ($0.5 million), as well as specific business transactions under consideration, which were recorded in SG&A expenses. For the second quarter of 2021, these costs were mainly related to the transition of the Dream and WestSoy brands, acquired in April 2021, and professional fees incurred in connection with post-closing matters related to the 2020 divestiture of our global ingredients business, Tradin Organic, which were recorded in SG&A expenses ($1.1 million) and other expense ($0.3 million).

(c) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For the second quarter of 2022, start-up costs mainly related to new employee hires for our plant-based beverage facility under construction in Midlothian, Texas, which were recorded in cost of goods sold ($0.2 million) and SG&A expenses ($0.1 million).

(d) For the second quarter of 2021, represents asset impairment charges and employee termination costs related to the exit from our South Gate, California, fruit ingredient processing facility, which were recorded in other expense.

(e) For the second quarters of 2022 and 2021, other mainly reflects the settlement of certain legal and contractual matters.

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

(3) We use a measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, and stock-based compensation, as well as other unusual items that affect the comparability of operating performance. We also use this measure to assess operating performance in connection with our employee incentive programs. We define adjusted EBITDA as segment operating income plus depreciation, amortization, and stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)). The following table presents a reconciliation of segment operating income and adjusted EBITDA from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	24	July 2, 2022 Form 10-Q

	July 2, 2022	July 3, 2021
For the quarter ended	$	$
Earnings (loss) from continuing operations	2,498	(918)
Income tax expense (benefit)	939	(3,651)
Interest expense, net	3,132	1,631
Other expense, net	1,540	4,661
Total segment operating income	8,109	1,723
Depreciation and amortization	9,372	8,910
Stock-based compensation	3,970	4,370
Business development costs(a)	616	1,143
Start-up costs(b)	281	-
Adjusted EBITDA	22,348	16,146

(a) Business development activities were related to our Investor Day and the exploration of potential strategic opportunities in the second quarter of 2022, and the integration of the Dream and WestSoy brands in the second quarter of 2021, which costs were recorded in SG&A expenses.

(b) For the second quarter of 2022, start-up costs mainly related to new employee hires for our plant-based beverage facility under construction in Midlothian, Texas, which were recorded in cost of goods sold.

Although we use adjusted EBITDA as a measure to assess the performance of our business and for the other purposes set forth above, this measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

• adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest payments on our indebtedness;

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

Revenues for the quarter ended July 2, 2022 increased by 20.4% to $243.5 million from $202.3 million for the quarter ended July 3, 2021, reflecting 31.0% revenue growth in the Plant-Based Foods and Beverages segment and 7.4% revenue growth in the Fruit-Based Foods and Beverages segment. The change in revenues from the second quarter of 2021 to the second quarter of 2022 was due to the following:

	Plant-Based		Fruit-Based
	Foods and Beverages		Foods and Beverages		Consolidated
	$	%	$	%	$	%
2021 revenues	111,359		90,914		202,273
Price	15,289	13.7%	9,477	10.4%	24,766	12.2%
Volume/Mix	19,264	17.3%	(2,772)	-3.0%	16,492	8.2%
2022 revenues	145,912	31.0%	97,619	7.4%	243,531	20.4%

Note: percentages may not add due to rounding.

For the quarter ended July 2, 2022, the 31.0% increase in revenues for the Plant-Based Foods and Beverages segment reflected a 13.7% overall increase in pricing and a favorable volume/mix impact of 17.3%. The increase in pricing was driven by certain pricing actions taken with customers to offset inflationary cost increases, together with the pass-through effect of higher sunflower commodity pricing. Volume/mix was favorable mainly due to growth from our oat-based product offerings, and other varieties of plant-based beverages and teas, including strength in our branded portfolio, partially offset by softer volumes of sunflower.

SUNOPTA INC.	25	July 2, 2022 Form 10-Q

For the quarter ended July 2, 2022, the 7.4% increase in revenues for the Fruit-Based Foods and Beverages segment reflected a 10.4% overall increase in pricing, reflecting the benefit of pricing actions taken in the second half of 2021 and first quarter of 2022 to offset commodity inflation incurred on fruit inventories and inflationary impacts to operating expenses. The increase in pricing was partially offset an unfavorable volume/mix impact of 3.0%, which reflected decreased consumer demand for retail frozen fruit due to higher prices resulting from inflation, together with lower volumes due to our portfolio rationalization efforts, partially offset by strong demand for fruit snacks and the introduction of smoothie bowls.

Consolidated gross profit increased $8.6 million, or 32.5%, to $34.9 million for the quarter ended July 2, 2022, compared with $26.3 million for the quarter ended July 3, 2021. Consolidated gross margin for the quarter ended July 2, 2022 was 14.3% compared to 13.0% for the quarter ended July 3, 2021, an increase of 130 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $4.0 million to $23.9 million for the quarter ended July 2, 2022, compared with $19.9 million for the quarter ended July 3, 2021, while gross margin decreased to 16.4% in the second quarter of 2022 from 17.9% in the second quarter of 2021. The 150-basis point decrease in the plant-based gross margin mainly reflected an estimated 215 basis-point decline due to the dilutive effect of pass-through pricing to recover cost inflation on raw materials and packaging, together with unrecovered raw material cost inflation due to the lag in pricing adjustments, together with higher labor and utility costs, increased inventory reserves and higher depreciation expense. In addition, we incurred start-up costs of $0.2 million (0.2% gross margin impact) in connection with our plant expansion in Midlothian, Texas. All of these factors were partially absorbed through higher production volumes and plant utilization in our plant-based beverage and ingredient operations.

Gross profit for the Fruit-Based Foods and Beverages segment increased $4.5 million to $11.0 million for the quarter ended July 2, 2022, compared with $6.4 million for the quarter ended July 3, 2021, and gross margin increased to 11.2% in the second quarter of 2022 from 7.1% in the second quarter of 2021, despite an estimated 70 basis-point decline due to the dilutive effect of pass-through pricing to recover commodity cost inflation. Excluding this pricing effect, fruit-based gross margin reflected the benefits of portfolio rationalizations for frozen fruit and manufacturing cost savings from the consolidation of our fruit processing facilities in 2021, partially offset by increases in freight and storage rates, a higher mix of low-margin fruit juice sales, and frozen fruit inventory losses due to excess spoilage during handling.

For the quarter ended July 2, 2022, we realized total segment operating income of $8.1 million, compared with $1.7 million for the quarter ended July 3, 2021. The $6.4 million increase in total segment operating income reflected higher gross profit, as described above, partially offset by a $1.6 million increase in SG&A expenses. The increase in SG&A expenses was mainly due to incremental 2022 incentive plan accruals based on performance, partially offset by lower employee compensation costs related to headcount reductions in our frozen fruit operations in August 2021 and lower business development expenses related to costs incurred to acquire the Dream and WestSoy brands in April 2021. In addition, we recognized an unfavorable year-over- year foreign exchange impact related to our Mexican operations of $0.5 million.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Operating Segment Information."

Other expense was $1.5 million for the quarter ended July 2, 2022, compared with other expense of $4.7 million for the quarter ended July 3, 2021. Other expense in the second quarter of 2022 mainly reflected costs to relocate certain equipment from our held-for-sale Oxnard, California, frozen fruit processing facility to our Mexican facility, while other expense in the second quarter of 2021 mainly reflected plant closure costs related to our fruit ingredient processing facility.

Net interest expense increased by $1.5 million to $3.1 million for the quarter ended July 2, 2022, compared with $1.6 million for the quarter ended July 3, 2021, resulting from an increase in outstanding debt to finance capital expansion projects and fund working capital requirements.

Income tax expense was $0.9 million on pre-tax earnings from continuing operations of $3.4 million for the quarter ended July 2, 2022, compared with an income tax benefit of $3.7 million on a pre-tax loss from continuing operations of $4.6 million for the quarter ended July 3, 2021.

Earnings from continuing operations for the quarter ended July 2, 2022 were $2.5 million, compared with a loss of $0.9 million for the quarter ended July 3, 2021. Diluted earnings per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.02 for the quarter ended July 2, 2022, compared with a loss per share $0.02 for the quarter ended July 3, 2021.

SUNOPTA INC.	26	July 2, 2022 Form 10-Q

We recognized a loss from discontinued operations of $0.8 million for the quarter ended July 2, 2022, which was related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of our global ingredients business, Tradin Organic (see note 11 to the unaudited consolidated financial statements included in this report.)

We realized earnings attributable to common shareholders of $0.9 million (diluted earnings per share of $0.01) for the quarter ended July 2, 2022, compared with a loss attributable to common shareholders of $1.7 million (diluted loss per share of $0.02) for the quarter ended July 3, 2021, which included dividends and accretion on our Series B-1 preferred stock of $0.8 million and $0.7 million in the second quarters of 2022 and 2021, respectively.

For the quarter ended July 2, 2022, adjusted earnings were $3.5 million, or $0.03 per diluted share, compared with adjusted earnings of $0.1 million, or $0.00 per diluted share for the quarter ended July 3, 2021. Adjusted EBITDA for the quarter ended July 2, 2022 was $22.3 million, compared with $16.1 million for the quarter ended July 3, 2021. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings and adjusted EBITDA from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Operating Segment Information

Plant-Based Foods and Beverages
For the quarter ended	July 2, 2022	July 3, 2021	Change	% Change

Revenues	$145,912	$111,359	$34,553	31.0%
Gross profit	23,940	19,896	4,044	20.3%
Gross margin	16.4%	17.9%		-1.5%

Operating income	$12,196	$8,641	$3,555	41.1%
Operating margin	8.4%	7.8%		0.6%

Plant-Based Foods and Beverages contributed $145.9 million in revenues for the quarter ended July 2, 2022, compared to $111.4 million for the quarter ended July 3, 2021, an increase of $34.6 million, or 31.0%. The table below explains the increase in revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended July 3, 2021	$111,359
Sales volume growth for oat-based product offerings, and other varieties of plant-based beverages and teas, including strength in our branded portfolio, together with the benefit of certain pricing actions taken to offset input cost inflation	29,538
Increased commodity pricing for sunflower, partially offset by lower volumes	5,015
Revenues for the quarter ended July 2, 2022	$145,912

Gross profit in Plant-Based Foods and Beverages increased by $4.0 million to $23.9 million for the quarter ended July 2, 2022, compared to $19.9 million for the quarter ended July 3, 2021. The table below explains the increase in gross profit:

SUNOPTA INC.	27	July 2, 2022 Form 10-Q

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended July 3, 2021	$19,896
Higher volumes and pricing for plant-based beverages and ingredients, partially offset by increased manufacturing plant spend, including unrecovered inflationary increases in raw material costs and utility and freight rates, and higher wages to retain employees and costs to hire and train new employees, together with higher inventory reserves, incremental depreciation of new production equipment for capital expansion projects, and start-up costs incurred for our plant expansion in Midlothian, Texas	3,336
Higher pricing spreads for sunflower, partially offset by lower volumes	708
Gross profit for the quarter ended July 2, 2022	$23,940

Operating income in Plant-Based Foods and Beverages increased by $3.6 million to $12.2 million for the quarter ended July 2, 2022, compared to $8.6 million for the quarter ended July 3, 2021. The table below explains the increase in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended July 3, 2021	$8,641
Increase in gross profit, as explained above	4,044
Lower third-party consulting costs related to the acquisition of the Dream and WestSoy brands in April 2021, partially offset by increased travel, and brand marketing and advertising expenses	553
Increase in corporate cost allocation, mainly related to incremental 2022 incentive plan accruals allocable to operating segment employees	(1,042)
Operating income for the quarter ended July 2, 2022	$12,196

Looking forward, assuming economic conditions, including inflation pressures, do not significantly worsen, we anticipate revenue growth for our Plant-Based Foods and Beverages operating segment in the second half of 2022, compared with the second half of 2021, driven by higher expected output from our manufacturing facilities, together with the expected benefit of customer pricing actions taken to offset input cost inflation. We expect these pricing actions, together with an anticipated improvement in plant operating performance, to drive a year-over-year gross margin improvement in our plant-based operations in 2022, excluding the impact of start-up costs related to our new 285,000 square foot plant-based beverage facility under construction in Midlothian, Texas. Despite challenges due to supply chain issues, we believe we remain largely on track with our original estimate to begin operations at this facility in late 2022, with the ramp-up of commercial production expected to commence in the first quarter of 2023. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the extent and duration of inflation headwinds; our ability to continue to pass through price increases to our customers to offset inflationary pressures; the impact of price inflation on consumer buying behavior and demand for plant-based beverage alternatives to dairy; our ability to successfully execute on our capital expansion projects, including our ability to commence commercial production at our Midlothian, Texas, facility in the first quarter of 2023, and the viability of those projects; and other factors described above under "Forward-Looking Statements."

Fruit-Based Foods and Beverages
For the quarter ended	July 2, 2022	July 3, 2021	Change	% Change

Revenues	$97,619	$90,914	$6,705	7.4%
Gross profit	10,958	6,440	4,518	70.2%
Gross margin	11.2%	7.1%		4.1%

Operating income (loss)	$3,211	$(1,447)	$4,658	321.9%
Operating margin	3.3%	-1.6%		4.9%
SUNOPTA INC.	28	July 2, 2022 Form 10-Q

Fruit-Based Foods and Beverages contributed $97.6 million in revenues for the quarter ended July 2, 2022, compared to $90.9 million for the quarter ended July 3, 2021, an increase of $6.7 million, or 7.4%. The table below explains the increase in revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended July 3, 2021	$90,914
Higher sales volumes and pricing for fruit snacks and incremental revenue from the introduction of smoothie bowls	7,617
Lower retail sales of frozen fruit due to the impact of higher prices on consumer demand, together with lower volumes due to our portfolio rationalization efforts, partially offset by the benefit of pricing actions taken to offset commodity inflation incurred on fruit inventories and inflationary impacts to operating expenses	(912)
Revenues for the quarter ended July 2, 2022	$97,619

Gross profit in Fruit-Based Foods and Beverages increased by $4.5 million to $11.0 million for the quarter ended July 2, 2022, compared to $6.4 million for the quarter ended July 3, 2021. The table below explains the increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended July 3, 2021	$6,440
Improved margin profile from portfolio rationalizations and reduced manufacturing cost base within our frozen fruit operations, together with higher pricing for retail frozen fruit, partially offset by lower sales volumes, together with increases in freight and storage rates, a higher mix of low-margin fruit juice sales, and frozen fruit inventory losses due to excess spoilage during handling	3,220
Higher sales, production volumes, and pricing for fruit snacks	1,298
Gross profit for the quarter ended July 2, 2022	$10,958

Operating income in Fruit-Based Foods and Beverages increased by $4.7 million to $3.2 million for the quarter ended July 2, 2022, compared to an operating loss of $1.4 million for the quarter ended July 3, 2021. The table below explains the increase in operating income:

Fruit-Based Foods and Beverages Operating Income Changes
Operating loss for the quarter ended July 3, 2021	$(1,447)
Increase in gross profit, as explained above	4,518
Lower employee compensation costs due to a workforce reduction in August 2021, partially offset by an unfavorable foreign exchange impact within our frozen fruit operations in Mexico	274
Increase in corporate cost allocation, mainly related to incremental 2022 incentive plan accruals allocable to operating segment employees	(134)
Operating income for the quarter ended July 2, 2022	$3,211
SUNOPTA INC.	29	July 2, 2022 Form 10-Q

Looking forward, assuming economic conditions, including inflationary pressures, do not significantly worsen, we expect that the pricing actions taken on frozen fruit to offset commodity inflation and inflationary impacts to operating expenses, together with the benefit of a reduced manufacturing cost base within our frozen fruit operations (including cost savings and efficiencies expected to be achieved following the sale of our Oxnard, California, frozen fruit processing facility), will result in gross margin improvement in our Fruit-Based Foods and Beverages operating segment in the second half of 2022, compared with the second half of 2021. However, we anticipate that higher prices and inflationary headwinds may continue to impact overall retail demand for frozen fruit in the second half of 2022. We have successfully completed our 2022 prime fruit seasons in Mexico and California with the overall results comparing favorably to 2021 in terms of volumes and pricing. Within our fruit snacks operations, we expect strong revenue and profit growth in the second half of 2022, compared with the same period in 2021, driven by volume gains and pricing actions for core fruit snack products, and further commercialization of our smoothie bowl line. However, while capital expansion projects are underway in our fruit snacks operations to meet current unfilled demand, we expect that existing capacity constraints will limit the growth potential for this business through the first half of 2023. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the extent and duration of inflation headwinds, and the impact on consumer buying behavior and overall demand for frozen fruit; the outcome of our pricing actions with customers, including the softening of consumer demand due to higher retail prices; our ability to achieve the anticipated cost savings and efficiencies from our manufacturing network consolidation; our ability to successfully commercialize our smoothie bowl product line; our assessment of future capacity requirements in fruit snacks operations; our ability to successfully execute on our capital expansion projects and the viability of those projects; and other factors described above under "Forward- Looking Statements."

Corporate Services
For the quarter ended	July 2, 2022	July 3, 2021	Change	% Change
Operating loss	$(7,298)	$(5,471)	$(1,827)	-33.4%

Operating loss at Corporate Services increased by $1.8 million to $7.3 million for the quarter ended July 2, 2022, compared to a loss of $5.5 million for the quarter ended July 3, 2021. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended July 3, 2021	$(5,471)
Incremental 2022 incentive plan accruals based on performance, together with costs related to our 2022 Investor Day of $0.5 million	(3,459)
Increase in corporate cost allocations, mainly related to the portion of the incremental 2022 incentive plan accruals allocable to operating segment employees	1,176
Lower variable stock-based compensation, related to the timing of annual grants under our incentive plans	456
Operating loss for the quarter ended July 2, 2022	$(7,298)

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

SUNOPTA INC.	30	July 2, 2022 Form 10-Q

Consolidated Results of Operations for the two quarters ended July 2, 2022 and July 3, 2021

	July 2, 2022	July 3, 2021	Change	Change
For the two quarters ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	281,423	230,810	50,613	21.9%
Fruit-Based Foods and Beverages	202,281	179,103	23,178	12.9%
Total revenues	483,704	409,913	73,791	18.0%

Gross Profit
Plant-Based Foods and Beverages	43,920	43,054	866	2.0%
Fruit-Based Foods and Beverages	18,969	13,271	5,698	42.9%
Total gross profit	62,889	56,325	6,564	11.7%

Gross Margin
Plant-Based Foods and Beverages	15.6%	18.7%		-3.1%
Fruit-Based Foods and Beverages	9.4%	7.4%		2.0%
Total gross margin	13.0%	13.7%		-0.7%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	20,292	21,958	(1,666)	-7.6%
Fruit-Based Foods and Beverages	3,995	(3,341)	7,336	219.6%
Corporate Services	(12,262)	(10,809)	(1,453)	-13.4%
Total segment operating income	12,025	7,808	4,217	54.0%

Other expense, net	1,827	6,276	(4,449)	-70.9%
Earnings from continuing operations before the following	10,198	1,532	8,666	565.7%
Interest expense, net	5,662	3,291	2,371	72.0%
Income tax expense (benefit)	1,384	(2,513)	3,897	155.1%
Earnings from continuing operations(2),(3)	3,152	754	2,398	318.0%
Earnings from discontinued operations	2,752	-	2,752	-
Net earnings	5,904	754	5,150	683.0%
Dividends and accretion on preferred stock	(1,515)	(2,697)	1,182	43.8%

Earnings (loss) attributable to common shareholders(4)	4,389	(1,943)	6,332	325.9%

(1) The following table presents a reconciliation of segment operating income/loss to "earnings (loss) from continuing operations before the following," which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended July 2, 2022 and July 3, 2021" table regarding the use of this non-GAAP measure).

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the two quarters ended	$	$	$	$

July 2, 2022
Segment operating income (loss)	20,292	3,995	(12,262)	12,025
Other expense, net	(246)	(1,155)	(426)	(1,827)
Earnings (loss) from continuing operations before the following	20,046	2,840	(12,688)	10,198

July 3, 2021
Segment operating income (loss)	21,958	(3,341)	(10,809)	7,808
Other expense, net	(80)	(5,477)	(719)	(6,276)
Earnings (loss) from continuing operations before the following	21,878	(8,818)	(11,528)	1,532

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

SUNOPTA INC.	31	July 2, 2022 Form 10-Q

(2) The following table presents a reconciliation of adjusted earnings from earnings from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended July 2, 2022 and July 3, 2021" table regarding the use of this non-GAAP measure).

	July 2, 2022		July 3, 2021
		Per Share		Per Share
For the two quarters ended	$	$	$	$
Earnings from continuing operations	3,152		754
Dividends and accretion on preferred stock	(1,515)		(2,697)
Earnings (loss) from continuing operations attributable to common shareholders	1,637	0.02	(1,943)	(0.02)
Adjusted for:
Facility closure costs(a)	1,287		-
Business development costs(b)	799		1,786
Start-up costs(c)	721		-
Costs related to exit from fruit ingredient processing facility(d)	-		4,123
Restructuring costs(e)	-		1,432
Other(f)	540		247
Net income tax effect(g)	(879)		(4,262)
Adjusted earnings	4,105	0.04	1,383	0.01

(a) Facility closure costs mainly related to the relocation of certain equipment from our held-for-sale Oxnard, California, frozen fruit processing facility to our Mexican facility, which were recorded in other expense.

(b) Represents third-party costs associated with business development activities, including costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. For the first two quarters of 2022, these costs related to our inaugural Investor Day held in June 2022 ($0.5 million), as well as specific business transactions under consideration, which were recorded in SG&A expenses. For the first two quarters of 2021, these costs were mainly related to the transition of the Dream and WestSoy brands, acquired in April 2021, and professional fees incurred in connection with post-closing matters related to the 2020 divestiture of our global ingredients business, Tradin Organic, which were recorded in SG&A expenses ($1.3 million) and other expense ($0.5 million).

(c) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For the first two quarters of 2022, start-up costs mainly related to new employee hires for our plant-based beverage facility under construction in Midlothian, Texas, and the integration of the Dream and WestSoy brands, which were recorded in cost of goods sold ($0.6 million) and SG&A expenses ($0.1 million).

(d) For the first two quarters of 2021, represents asset impairment charges and employee termination costs related to the exit from our South Gate, California, fruit ingredient processing facility, which were recorded in other expense.

(e) For the first two quarters of 2021, represents costs to complete the exit from our Santa Maria, California, frozen fruit processing facility, which were recorded in other expense.

(f) For the first two quarters of 2022, other mainly reflects the settlement of certain legal and contractual matters, together with asset impairment charges. For the first two quarters of 2021, other mainly reflects the settlement of certain legal and contractual matters.

(g) Reflects the tax effect of the preceding adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment.

(3) The following table presents a reconciliation of segment operating income and adjusted EBITDA from earnings from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended July 2, 2022 and July 3, 2021" table regarding the use of this non-GAAP measure).

	July 2, 2022	July 3, 2021
For the two quarters ended	$	$
Earnings from continuing operations	3,152	754
Income tax expense (benefit)	1,384	(2,513)
Interest expense, net	5,662	3,291
Other expense, net	1,827	6,276
Total segment operating income	12,025	7,808
Depreciation and amortization	18,785	16,953
Stock-based compensation	5,599	8,343
Business development costs(a)	799	1,312
Start-up costs(b)	721	-
Adjusted EBITDA	37,929	34,416

(a) Business development activities were related to our Investor Day and the exploration of potential strategic opportunities in the first two quarters of 2022, and the integration of the Dream and WestSoy brands in the first two quarters of 2021, which costs were recorded in SG&A expenses.

(b) For the first two quarters of 2022, start-up costs mainly related to new employee hires for our plant-based beverage facility under construction in Midlothian, Texas, and the integration of the Dream and WestSoy brands acquired in April 2021, which were recorded in cost of goods sold.

SUNOPTA INC.	32	July 2, 2022 Form 10-Q

(4) Refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended July 2, 2022 and July 3, 2021" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the two quarters ended July 2, 2022 increased by 18.0% to $483.7 million from $409.9 million for the two quarters ended July 3, 2021, reflecting 21.9% revenue growth in the Plant-Based Foods and Beverages segment and 12.9% revenue growth in the Fruit-Based Foods and Beverages segment. The change in revenues from the first two quarters of 2021 to the first two quarters of 2022 was due to the following:

	Plant-Based		Fruit-Based
	Foods and Beverages		Foods and Beverages		Consolidated
	$	%	$	%	$	%
2021 revenues	230,810		179,103		409,913
Price	24,917	10.8%	20,682	11.5%	45,599	11.1%
Volume/Mix	21,961	9.5%	2,496	1.4%	24,457	6.0%
Acquisition	3,735	1.6%	-	-	3,735	0.9%
2022 revenues	281,423	21.9%	202,281	12.9%	483,704	18.0%

Note: percentages may not add due to rounding.

For the two quarters ended July 2, 2022, the 21.9% increase in revenues for the Plant-Based Foods and Beverages segment reflected a 10.8% overall increase in pricing, a favorable volume/mix impact of 9.5%, and 1.6% of incremental revenue in the first quarter of 2022 related to the acquisition of the Dream and WestSoy brands in April 2021. The increase in pricing was driven by certain pricing actions taken with customers to offset inflationary cost increases, together with the pass-through effect of higher sunflower commodity pricing. Volume/mix was favorable mainly due to growth from our oat-based product offerings, and other varieties of plant-based beverages and teas, including strength in our branded portfolio, partially offset by softer volumes of sunflower.

For the two quarters ended July 2, 2022, the 12.9% increase in revenues for the Fruit-Based Foods and Beverages segment reflected an 11.5% overall increase in pricing and a favorable volume/mix impact of 1.4%. The favorability in price reflected the benefit of pricing actions taken in the second half of 2021 and first quarter of 2022 to offset commodity inflation incurred on fruit inventories and inflationary impacts to operating expenses. The favorable volume/mix impact reflected strong demand for fruit snacks and the introduction of smoothie bowls, partially offset by decreased consumer demand for retail frozen fruit due to higher prices resulting from inflation, together with lower volumes due to our portfolio rationalization efforts.

Consolidated gross profit increased $6.6 million, or 11.7%, to $62.9 million for the two quarters ended July 2, 2022, compared with $56.3 million for the two quarters ended July 3, 2021. Consolidated gross margin for the two quarters ended July 2, 2022 was 13.0% compared to 13.7% for the two quarters ended July 3, 2021, a decrease of 70 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $0.9 million to $43.9 million for the two quarters ended July 2, 2022, compared with $43.1 million for the two quarters ended July 3, 2021, while gross margin decreased to 15.6% in the first two quarters of 2022 from 18.7% in the first two quarters of 2021. The 310-basis point decrease in the plant- based gross margin included an estimated 180 basis-point decline due to the dilutive effect of pass-through pricing to recover cost inflation on raw materials and packaging. The remaining gross margin impact reflected unrecovered raw material cost inflation due to the lag in pricing adjustments, together with higher labor and utility costs, increased inventory reserves and higher depreciation expense. In addition, the reported plant-based gross margin was negatively impacted by start-up costs of $0.6 million (0.2% gross margin impact) incurred in connection with our plant expansion in Midlothian, Texas, and the integration of the Dream and WestSoy brands. These negative factors were partially offset by higher production volumes and plant utilization in our plant-based beverage and ingredient operations.

Gross profit for the Fruit-Based Foods and Beverages segment increased $5.7 million to $19.0 million for the two quarters ended July 2, 2022, compared with $13.3 million for the two quarters ended July 3, 2021, and gross margin increased 200 basis points to 9.4% in the first two quarters of 2022 from 7.4% in the first two quarters of 2021, despite an estimated 80 basis-point decline due to the dilutive effect of pass-through pricing to recover commodity cost inflation. Excluding this pricing effect, fruit-based gross margin reflected the benefits of portfolio rationalizations for frozen fruit and manufacturing cost savings from the consolidation of our fruit processing facilities in 2021, partially offset by increases in freight and storage rates, a higher mix of low-margin fruit juice sales, and frozen fruit inventory losses due to excess spoilage during handling.

SUNOPTA INC.	33	July 2, 2022 Form 10-Q

For the two quarters ended July 2, 2022, we realized total segment operating income of $12.0 million, compared with $7.8 million for the two quarters ended July 3, 2021. The $4.2 million increase in total segment operating income reflected higher gross profit, as described above, partially offset by a $2.6 million increase in SG&A expenses and a $0.5 million increase in amortization expense related to our acquisition of the Dream and WestSoy brand name intangible assets in April 2021. The increase in SG&A expenses was mainly due to a special one-time recognition bonus of $1.6 million to reward employees for improved performance in the first quarter of 2022, together with incremental 2022 incentive plan accruals based on performance. These factors were partially offset by a $2.1 million reduction in variable stock-based compensation because the performance condition under our 2021 incentive plan was not achieved, together with lower employee compensation costs related to headcount reductions in our frozen fruit operations in August 2021, and lower business development expenses related to costs incurred to acquire the Dream and WestSoy brands in April 2021. In addition, we recognized a favorable year-over- year foreign exchange impact related to our Mexican operations of $0.8 million.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Operating Segment Information."

Other expense was $1.8 million for the two quarters ended July 2, 2022, compared with other expense of $6.3 million for the two quarters ended July 3, 2021. Other expense in the first two quarters of 2022 mainly reflected costs to relocate certain equipment from our held-for-sale Oxnard, California, frozen fruit processing facility to our Mexican facility, while other expense in the first two quarters of 2021 mainly reflected plant closure costs related to the consolidation of our fruit processing facilities.

Net interest expense increased by $2.4 million to $5.7 million for the two quarters ended July 2, 2022, compared with $3.3 million for the two quarters ended July 3, 2021, resulting from an increase in outstanding debt to finance capital expansion projects and fund working capital requirements.

Income tax expense was $1.4 million on pre-tax earnings from continuing operations of $4.5 million for the two quarters ended July 2, 2022, compared with income tax benefit of $2.5 million on a pre-tax loss from continuing operations of $1.8 million for the two quarters ended July 3, 2021. Excluding the impact of stock-based compensation and other non-deductible expenses included in pre-tax earnings, our effective tax rate was 27.5% in the first two quarters of 2022, compared with 24.9% in the first two quarters of 2021.

Earnings from continuing operations for the two quarters ended July 2, 2022 were $3.2 million, compared with earnings of $0.8 million for the two quarters ended July 2, 2022. Diluted earnings per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.02 for the two quarters ended July 2, 2022, compared with a loss per share $0.02 for the two quarters ended July 3, 2021.

Earnings from discontinued operations of $2.8 million for the two quarters ended July 2, 2022, were related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of our global ingredients business, Tradin Organic (see note 11 to the unaudited consolidated financial statements included in this report.).

We realized earnings attributable to common shareholders of $4.4 million (diluted earnings per share of $0.04) for the two quarters ended July 2, 2022, compared with a loss attributable to common shareholders of $1.9 million (diluted loss per share of $0.02) for the two quarters ended July 3, 2021, which reflected dividends and accretion on preferred stock of $1.5 million and $2.7 million in the first two quarters of 2022 and 2021, respectively. The decline in preferred stock dividends and accretion reflected the exchange of all of the shares of Series A preferred stock for shares of our common stock in February 2021. Outstanding preferred stock since February 2021 consists entirely of our Series B-1 preferred stock.

For the two quarters ended July 2, 2022, adjusted earnings were $4.1 million, or $0.04 per diluted share, compared with adjusted earnings of $1.4 million, or $0.01 per diluted share for the two quarters ended July 3, 2021. Adjusted EBITDA for the two quarters ended July 2, 2022 was $37.9 million, compared with $34.4 million for the two quarters ended July 3, 2021. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings and adjusted EBITDA from earnings from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	34	July 2, 2022 Form 10-Q

Segmented Operations Information

Plant-Based Foods and Beverages
For the two quarters ended	July 2, 2022	July 3, 2021	Change	% Change

Revenues	$281,423	$230,810	$50,613	21.9%
Gross profit	43,920	43,054	866	2.0%
Gross margin	15.6%	18.7%		-3.1%

Operating income	$20,292	$21,958	$(1,666)	-7.6%
Operating margin	7.2%	9.5%		-2.3%

Plant-Based Foods and Beverages contributed $281.4 million in revenues for the two quarters ended July 2, 2022, compared to $230.8 million for the two quarters ended July 3, 2021, an increase of $50.6 million, or 21.9%. The table below explains the increase in revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the two quarters ended July 3, 2021	$230,810
Sales volume growth for oat-based product offerings, and other varieties of plant-based beverages and teas, including strength in our branded portfolio, together with the benefit of certain pricing actions taken to offset input cost inflation	40,821
Increased commodity pricing for sunflower, partially offset by lower volumes	6,057
Incremental revenue in the first quarter of 2022 related to the acquisition of the Dream and WestSoy brands in April 2021	3,735
Revenues for the two quarters ended July 2, 2022	$281,423

Gross profit in Plant-Based Foods and Beverages increased by $0.9 million to $43.9 million for the two quarters ended July 2, 2022, compared to $43.1 million for the two quarters ended July 3, 2021. The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the two quarters ended July 3, 2021	$43,054
Higher volumes and pricing for plant-based beverages and ingredients, including the incremental contribution in the first quarter of 2022 from the acquisition of the Dream and WestSoy brands in April 2021, partially offset by increased manufacturing plant spend, including unrecovered inflationary increases in raw material costs and utility and freight rates, and higher wages to retain employees and costs to hire and train new employees, together with higher inventory reserves and incremental depreciation of new production equipment for capital expansion projects, and start-up costs incurred for our plant expansion in Midlothian, Texas	737
Higher pricing spreads for sunflower, partially offset by lower volumes	129
Gross profit for the two quarters ended July 2, 2022	$43,920

Operating income in Plant-Based Foods and Beverages decreased by $1.7 million to $20.3 million for the two quarters ended July 2, 2022, compared to $22.0 million for the two quarters ended July 3, 2021. The table below explains the decrease in operating income:

SUNOPTA INC.	35	July 2, 2022 Form 10-Q

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the two quarters ended July 3, 2021	$21,958
Increase in corporate cost allocation, mainly related to incremental 2022 incentive plan accruals allocable to operating segment employees	(2,084)
Incremental amortization of the acquired Dream and WestSoy brand name intangible assets in the first quarter of 2022, together with increased brand marketing and advertising, and travel expenses, partially offset by lower third-party consulting costs related to the acquisition of the Dream and WestSoy brands in April 2021	(448)
Increase in gross profit, as explained above	866
Operating income for the two quarters ended July 2, 2022	$20,292
Fruit-Based Foods and Beverages
For the two quarters ended	July 2, 2022	July 3, 2021	Change	% Change

Revenues	$202,281	$179,103	$23,178	12.9%
Gross profit	18,969	13,271	5,698	42.9%
Gross margin	9.4%	7.4%		2.0%

Operating income (loss)	$3,995	$(3,341)	$7,336	219.6%
Operating margin	2.0%	-1.9%		3.9%

Fruit-Based Foods and Beverages contributed $202.3 million in revenues for the two quarters ended July 2, 2022, compared to $179.1 million for the two quarters ended July 3, 2021, an increase of $23.2 million, or 12.9%. The table below explains the increase in revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the two quarters ended July 3, 2021	$179,103
Higher sales volumes and pricing for fruit snacks and incremental revenue from the introduction of smoothie bowls	12,411
Benefit of pricing actions taken to offset commodity inflation incurred on fruit inventories and inflationary impacts to operating expenses, partially offset by lower retail sales of frozen fruit due to the impact of higher prices on consumer demand, together with lower volumes due to our portfolio rationalization efforts	10,767
Revenues for the two quarters ended July 2, 2022	$202,281

Gross profit in Fruit-Based Foods and Beverages increased by $5.7 million to $19.0 million for the two quarters ended July 2, 2022, compared to $13.3 million for the two quarters ended July 3, 2021. The table below explains the increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the two quarters ended July 3, 2021	$13,271
Improved margin profile from portfolio rationalizations and reduced manufacturing cost base within our frozen fruit operations, together with higher pricing for retail frozen fruit, partially offset by lower sales volumes, together with increases in freight and storage rates, a higher mix of low-margin fruit juice sales, and frozen fruit inventory losses due to excess spoilage during handling	5,075
Higher sales, production volumes, and pricing for fruit snacks	623
Gross profit for the two quarters ended July 2, 2022	$18,969
SUNOPTA INC.	36	July 2, 2022 Form 10-Q

Operating income in Fruit-Based Foods and Beverages increased by $7.3 million to $4.0 million for the quarter ended July 2, 2022, compared to an operating loss of $3.3 million for the quarter ended July 3, 2021. The table below explains the increase in operating income:

Fruit-Based Foods and Beverages Operating Income Changes
Operating loss for the two quarters ended July 3, 2021	$(3,341)
Increase in gross profit, as explained above	5,698
Lower employee compensation costs due to a workforce reduction in August 2021, together with a favorable foreign exchange impact within our frozen fruit operations in Mexico	1,905
Increase in corporate cost allocation, mainly related to incremental 2022 incentive plan accruals allocable to operating segment employees	(267)
Operating income for the two quarters ended July 2, 2022	$3,995
Corporate Services
For the two quarters ended	July 2, 2022	July 3, 2021	Change	% Change
Operating loss	$(12,262)	$(10,809)	$(1,453)	-13.4%

Operating loss at Corporate Services increased by $1.5 million to $12.3 million for the two quarters ended July 2, 2022, compared to a loss of $10.8 million for the two quarters ended July 3, 2021. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended July 3, 2021	$(10,809)
Incremental 2022 incentive plan accruals based on performance, and one-time recognition bonus of $1.6 million recognized in the first quarter of 2022 to reward employees for improved performance, together with costs related to our 2022 Investor Day of $0.5 million	(6,548)
Lower variable stock-based compensation, mainly because the performance condition under our 2021 incentive plan was not achieved	2,744
Increase in corporate cost allocations, mainly related to the portion of the incremental 2022 incentive plan accruals allocable to operating segment employees	2,351
Operating loss for the two quarters ended July 2, 2022	$(12,262)

Liquidity and Capital Resources

On December 31, 2020, we entered into a five-year credit agreement, as amended, for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity. As at July 2, 2022, we had outstanding borrowings under the revolving credit facility of $176.7 million (January 1, 2022 - $153.3 million), and available borrowing capacity of approximately $71 million (January 1, 2022 - $67 million). The credit agreement also provides a five-year, $75 million delayed draw term loan, to be used for capital expenditures, which may be drawn upon up to March 31, 2023. As at July 2, 2022, we had $19.4 million drawn on the term loan facility mainly to finance the purchase of equipment for our new Midlothian, Texas, facility. For more information on our asset-based credit facilities see note 5 to the unaudited consolidated financial statements included in this report.

During the first two quarters of 2022, we recognized additional finance lease liabilities in the amount of $50.7 million, mainly related to the buildouts of our Midlothian, Texas, facility, and our executive office and innovation center located in Eden Prairie, Minnesota, together with the addition of new processing equipment at our Allentown, Pennsylvania, plant-based beverage facility, and plant improvements at our Alexandria, Minnesota, plant-based beverage facility. For more information on our operating and finance lease obligations, including maturity dates, see note 4 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	37	July 2, 2022 Form 10-Q

As at July 2, 2022, our subsidiary, SunOpta Foods Inc., had 30,000 shares of Series B-1 preferred stock issued and outstanding. The Series B-1 preferred stock currently has a liquidation preference of approximately $1,015 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share. Cumulative preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, which presently equates to quarterly dividend distributions of approximately $0.6 million, and 10.0% of the liquidation preference thereafter. For more information on the Series B-1 preferred stock, see note 6 to the unaudited consolidated financial statements included in this report.

There have been no material changes outside the normal course of business in the nature of our contractual obligations since January 1, 2022.

We believe that our operating cash flows and expected net proceeds from the sale of our Oxnard, California, frozen fruit processing facility, together with our revolving and term loan credit facilities, and access to lease financing, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us. In addition, we may explore the sale of selected operations or assets from time to time to improve our profitability, reduce our indebtedness, and/or improve our position to obtain additional financing.

Cash Flows

Summarized cash flow information for the periods ended July 2, 2022 and July 3, 2021 is as follows:

	For the quarter ended			For the two quarters ended
	July 2, 2022 $	July 3, 2021 $	Change $	July 2, 2022 $	July 3, 2021 $	Change $
Net cash flows provided by (used in):
Operating activities of continuing operations	(2,454)	(39,147)	36,693	13,089	(46,162)	59,251
Investing activities of continuing operations	(34,060)	(32,379)	(1,681)	(58,578)	(40,326)	(18,252)
Financing activities of continuing operations	42,896	71,251	(28,355)	52,139	100,296	(48,157)
Discontinued operations	(6,324)	-	(6,324)	(6,324)	(13,580)	7,256

Operating Activities of Continuing Operations

The decrease in cash used in operating activities of continuing operations of $36.7 million for the quarter ended July 2, 2022, compared with the quarter ended July 3, 2021, and the increase in cash provided by operating activities of continuing operations of $59.3 for the two quarters ended July 2, 2022, compared with the two quarters ended July 3, 2021, reflected a normalization of frozen fruit inventory purchases in the current year periods, compared with a need to replenish those inventories in the corresponding periods of 2021, following a shortfall in supply in 2020. In addition, we have improved working capital efficiency through the selective use of early payment programs offered by some of our major customers, and improved payment terms with certain of our suppliers. These factors were partially offset by the year-over-year impact of higher commodity prices for frozen fruit and sunflower seeds, and higher inventory levels required to support the growth of our plant-based beverage and fruit snacks platforms.

SUNOPTA INC.	38	July 2, 2022 Form 10-Q

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations increased $1.7 million and $18.3 million for the quarter and two quarters ended July 2, 2022, respectively, compared with the corresponding periods of 2021. Investing cash flows reflected additions to property, plant and equipment of $37.0 million and $62.8 million in the second quarter and first two quarters of 2022, compared with additions of $7.3 million and $16.6 million in the corresponding periods of 2021. Capital expenditures in 2022 were mainly related to the construction of our Midlothian, Texas, facility, the completion of our executive office and innovation center, and expansion projects within our plant-based and fruit snacks operations. Investing cash flows for the quarter and two quarters ended July 3, 2021, included $25.1 million paid to acquire the Dream and WestSoy brand name intangible assets.

Financing Activities of Continuing Operations

Cash provided by financing activities of continuing operations decreased $28.4 million and $48.2 million for the quarter and two quarters ended July 2, 2022, respectively, compared with the corresponding periods of 2021. The decreases in cash provided mainly reflected reduced levels of incremental revolver borrowings required to fund changes in working capital in the current year periods, partially offset by increased borrowings of long-term debt related to term loan and lease financing for capital projects.

Discontinued Operations

Cash used in investing activities of discontinued operations of $6.3 million for the quarter ended July 2, 2022, related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of Tradin Organic, while cash used in investing activities of discontinued operations of $13.4 million for the two quarters ended July 2, 2022, related to the settlement of transaction costs accrued in connection with the Tradin Organic sale.

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

SUNOPTA INC.	39	July 2, 2022 Form 10-Q

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of July 2, 2022.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended July 2, 2022. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended July 2, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	40	July 2, 2022 Form 10-Q

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

Item 6. Exhibits

The following exhibits are included as part of this report.

10.1†	Form of Stock Option Award Agreement, dated May 5, 2022, between the Company and Joseph Ennen (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 9, 2022.)

10.2†	Form of Performance Share Unit Award Agreement, dated May 5, 2022, between the Company and Joseph Ennen (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 9, 2022.)

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	41	July 2, 2022 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 11, 2022	/s/ Scott Huckins
Scott Huckins
Chief Financial Officer
(Authorized Signatory and Principal Financial Officer)
SUNOPTA INC.	42	July 2, 2022 Form 10-Q