Form 10-Q
period 2022-10-01
SunOpta Inc.
filed 2022-11-10
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to ____________.

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

The number of the registrant's common shares outstanding as of November 4, 2022 was 107,866,566.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended October 1, 2022

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact. Forward-looking statements include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; the effects of the global macroeconomic environment, including inflationary pressures and rising interest rates, on our operational and financial performance in future periods; our expectations regarding the future profitability of our plant-based and fruit-based businesses, including anticipated results of operations, revenue trends, and profit margin profiles; our expectations regarding customer demand, consumer preferences, competition, sales pricing, availability and pricing of raw material inputs, and timing and costs to complete capital expansion projects; our intentions related to the potential sale of selected businesses, operations, or assets; adequacy of existing sources of funds to meet financing needs, and availability of alternative financing sources; the outcome of litigation to which we may be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

SUNOPTA INC.	3	October 1, 2022 Form 10-Q

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
SUNOPTA INC.	4	October 1, 2022 Form 10-Q

  new laws or regulations or changes in laws or regulations governing climate change;
  fluctuations in exchange rates, interest rates and the prices of certain commodities; and
  exposure to our foreign operations and suppliers.

All forward-looking statements made herein are qualified by these cautionary statements, and our actual results or the developments we anticipate may not be realized. Our forward-looking statements are based only on information currently available to us and speak only as of the date on which they are made. We do not undertake any obligation to publicly update our forward-looking statements, whether written or oral, after the date of this report for any reason, even if new information becomes available or other events occur in the future, except as may be required under applicable securities laws. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. A more detailed discussion of the principal factors that could cause actual results to be materially different and additional information about the material factors or assumptions underlying our forward-looking statements may be found under Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended January 1, 2022, under Item 1A. "Risk Factors" of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	5	October 1, 2022 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.

Consolidated Statements of Operations

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	$	$	$	$

Revenues (note 12)	229,665	198,479	713,369	608,392
Cost of goods sold	198,282	175,123	619,097	528,711

Gross profit	31,383	23,356	94,272	79,681
Selling, general and administrative expenses	20,654	16,487	66,893	60,081
Intangible asset amortization	2,612	2,612	7,836	7,338
Other expense, net (note 8)	20,200	1,172	22,027	7,448
Foreign exchange loss (gain)	473	336	(126)	533

Earnings (loss) from continuing operations before the following	(12,556)	2,749	(2,358)	4,281
Interest expense, net	4,342	2,854	10,004	6,145

Loss from continuing operations before income taxes	(16,898)	(105)	(12,362)	(1,864)
Income tax expense (benefit)	(4,259)	2,929	(2,875)	416

Loss from continuing operations	(12,639)	(3,034)	(9,487)	(2,280)
Earnings from discontinued operations (note 11)	-	-	2,752	-

Net loss	(12,639)	(3,034)	(6,735)	(2,280)
Dividends and accretion on preferred stock (note 6)	(764)	(748)	(2,279)	(3,445)

Loss attributable to common shareholders	(13,403)	(3,782)	(9,014)	(5,725)

Basic and diluted earnings (loss) per share (note 9)
Loss from continuing operations	(0.12)	(0.04)	(0.11)	(0.06)
Earnings from discontinued operations	-	-	0.03	-
Loss attributable to common shareholders	(0.12)	(0.04)	(0.08)	(0.06)

Weighted-average common shares outstanding (000s) (note 9)
Basic	107,752	107,255	107,566	103,017
Diluted	107,752	107,255	107,566	103,017

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	October 1, 2022 Form 10-Q

SunOpta Inc.

Consolidated Balance Sheets

As at October 1, 2022 and January 1, 2022

(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

	October 1, 2022	January 1, 2022
	$	$

ASSETS
Current assets
Cash and cash equivalents	459	227
Accounts receivable, net of allowance for credit losses of $579 and $889, respectively	75,460	84,702
Inventories (note 2)	225,059	220,143
Prepaid expenses and other current assets	16,413	16,638
Income taxes recoverable	7,258	8,259
Assets held for sale (note 3)	16,151	-
Total current assets	340,800	329,969

Property, plant and equipment, net	292,407	219,537
Operating lease right-of-use assets (note 4)	78,167	47,245
Intangible assets, net	138,092	148,440
Goodwill	3,998	3,998
Other assets	5,486	5,930
Total assets	858,950	755,119

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	117,578	121,430
Income taxes payable	44	-
Current portion of long-term debt (note 5)	31,374	9,760
Current portion of operating lease liabilities (note 4)	12,601	12,203
Liabilities held for sale (note 3)	7,005	-
Total current liabilities	168,602	143,393

Long-term debt (note 5)	274,888	214,843
Operating lease liabilities (note 4)	71,016	39,028
Long-term liabilities	-	2,241
Deferred income taxes	10,585	22,485
Total liabilities	525,091	421,990

Series B-1 preferred stock (note 6)	28,597	28,145

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 107,827,577 shares issued (January 1, 2022 - 107,359,826)	439,670	436,463
Additional paid-in capital	29,325	23,240
Accumulated deficit	(165,096)	(156,082)
Accumulated other comprehensive income	1,363	1,363
Total shareholders' equity	305,262	304,984
Total liabilities and shareholders' equity	858,950	755,119

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	October 1, 2022 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity

As at and for the quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at July 2, 2022	107,687	438,668	26,254	(151,693)	1,363	314,592
Employee stock purchase plan	17	152	-	-	-	152
Stock incentive plans	124	850	(390)	-	-	460
Withholding taxes on stock-based awards	-	-	(631)	-	-	(631)
Stock-based compensation	-	-	4,092	-	-	4,092
Net loss	-	-	-	(12,639)	-	(12,639)
Dividends on preferred stock	-	-	-	(609)	-	(609)
Accretion on preferred stock	-	-	-	(155)	-	(155)
Balance at October 1, 2022	107,828	439,670	29,325	(165,096)	1,363	305,262

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at July 3, 2021	107,126	435,425	24,966	(149,684)	1,363	312,070
Employee stock purchase plan	18	140	-	-	-	140
Stock incentive plans	179	654	(490)	-	-	164
Withholding taxes on stock-based awards	-	-	(1,576)	-	-	(1,576)
Stock-based compensation	-	-	1,250	-	-	1,250
Net loss	-	-	-	(3,034)	-	(3,034)
Dividends on preferred stock	-	-	-	(609)	-	(609)
Accretion on preferred stock	-	-	-	(139)	-	(139)
Balance at October 2, 2021	107,323	436,219	24,150	(153,466)	1,363	308,266

SUNOPTA INC.	8	October 1, 2022 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity (continued)

As at and for the three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at January 1, 2022	107,360	436,463	23,240	(156,082)	1,363	304,984
Employee stock purchase plan	70	431	-	-	-	431
Stock incentive plans	398	2,776	(2,004)	-	-	772
Withholding taxes on stock-based awards	-	-	(1,602)	-	-	(1,602)
Stock-based compensation	-	-	9,691	-	-	9,691
Net loss	-	-	-	(6,735)	-	(6,735)
Dividends on preferred stock	-	-	-	(1,827)	-	(1,827)
Accretion on preferred stock	-	-	-	(452)	-	(452)
Balance at October 1, 2022	107,828	439,670	29,325	(165,096)	1,363	305,262

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at January 2, 2021	90,194	326,545	37,862	(147,741)	1,363	218,029
Exchange of Series A preferred stock, net of
share issuance costs of $287	12,633	87,188	-	-	-	87,188
Employee stock purchase plan	46	473	-	-	-	473
Stock incentive plans	4,450	22,013	(14,992)	-	-	7,021
Withholding taxes on stock-based awards	-	-	(8,313)	-	-	(8,313)
Stock-based compensation	-	-	9,593	-	-	9,593
Net loss	-	-	-	(2,280)	-	(2,280)
Dividends on preferred stock	-	-	-	(2,869)	-	(2,869)
Accretion on preferred stock	-	-	-	(576)	-	(576)
Balance at October 2, 2021	107,323	436,219	24,150	(153,466)	1,363	308,266

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	October 1, 2022 Form 10-Q

SunOpta Inc.

Consolidated Statements of Cash Flows

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	$	$	$	$
CASH PROVIDED BY (USED IN)
Operating activities
Net loss	(12,639)	(3,034)	(6,735)	(2,280)
Earnings from discontinued operations	-	-	2,752	-
Loss from continuing operations	(12,639)	(3,034)	(9,487)	(2,280)
Items not affecting cash:
Depreciation and amortization	9,730	8,837	28,515	25,790
Amortization of debt issuance costs	413	359	1,184	993
Deferred income taxes	(2,925)	3,315	(717)	(179)
Stock-based compensation	4,092	1,250	9,691	9,593
Loss on classification of sunflower business as held for sale (note 3)	23,227	-	23,227	-
Gain on sale of frozen fruit processing facility (note 8)	(3,779)	-	(3,779)	-
Impairment of long-lived assets (note 8)	-	-	-	2,962
Other	(149)	(168)	1,596	(504)
Changes in operating assets and liabilities (note 10)	2,003	(5,494)	(17,168)	(77,472)
Net cash provided by (used in) operating activities of continuing operations	19,973	5,065	33,062	(41,097)
Investing activities
Additions to property, plant and equipment	(38,019)	(18,386)	(100,779)	(34,989)
Proceeds from sale of property, plant and equipment	16,111	950	20,293	2,300
Additions to intangible assets	-	-	-	(25,073)
Net cash used in investing activities of continuing operations	(21,908)	(17,436)	(80,486)	(57,762)
Net cash used in investing activities of discontinued operations	-	-	(6,324)	(13,380)
Net cash used in investing activities	(21,908)	(17,436)	(86,810)	(71,142)
Financing activities
Increase (decrease) in borrowings under revolving credit facilities (note 5)	(24,247)	11,348	(3,485)	123,177
Borrowings of long-term debt (notes 4 and 5)	33,094	4,739	74,197	9,380
Repayment of long-term debt (note 4)	(6,265)	(1,849)	(13,834)	(11,789)
Payment of debt issuance costs	(113)	(181)	(672)	(2,552)
Proceeds from the exercise of stock options and employee share purchases	612	304	1,203	7,494
Payment of withholding taxes on stock-based awards	(631)	(1,576)	(1,602)	(8,313)
Payment of cash dividends on preferred stock (note 6)	(609)	(609)	(1,827)	(4,638)
Payment of share issuance costs	-	-	-	(287)
Net cash provided by financing activities of continuing operations	1,841	12,176	53,980	112,472
Net cash used in financing activities of discontinued operations	-	-	-	(200)
Net cash provided by financing activities	1,841	12,176	53,980	112,272
Increase (decrease) in cash and cash equivalents in the period	(94)	(195)	232	33
Cash and cash equivalent, beginning of the period	553	479	227	251
Cash and cash equivalents, end of the period	459	284	459	284

Non-cash investing and financing activities (notes 4 and 10)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	10	October 1, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 1, 2022 and October 2, 2021
(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended October 1, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2022 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended January 1, 2022. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended January 1, 2022.

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

2. Inventories

	October 1, 2022	January 1, 2022
	$	$
Raw materials and work-in-process	126,530	143,381
Finished goods	106,523	81,546
Inventory reserves	(7,994)	(4,784)
	225,059	220,143

3. Assets and Liabilities Held for Sale

Sunflower Business

On October 11, 2022, the Company completed the sale of 100% of the assets and liabilities of its sunflower business and related roasted snacks operations, for cash consideration of $16.0 million, subject to closing debt and working capital adjustments. The sunflower business operates from three processing facilities located in Minnesota and North Dakota and is reported in the Company's Plant-Based Foods and Beverages operating segment.

As at October 1, 2022, the Company recognized a pre-tax loss of $23.2 million on the classification of the sunflower business as held for sale, including $22.3 million to write down the carrying value of the net assets sold to the fair value of the net proceeds received, and $0.9 million for accrued costs to sell. The loss on classification as held for sale is recorded in other expense, net, on the consolidated statements of operations for the quarter and three quarters ended October 1, 2022. The assets and liabilities of the sunflower business have been reclassified and reported as held for sale on the consolidated balance sheet as at October 1, 2022, as follows:

SUNOPTA INC.	11	October 1, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

October 1, 2022
$
Accounts receivable	9,377
Inventories	14,247
Other current assets	109
Property, plant and equipment, net	10,328
Operating lease right-of-use assets	1,834
Intangible assets, net	2,512
Write-down on classification as held for sale	(22,256)
Total assets held for sale	16,151

Accounts payable and accrued liabilities	4,591
Operating lease liabilities	2,414
Total liabilities held for sale	7,005

The disposal of the sunflower business does not have a major effect on the Company’s operations or financial results and, therefore, does not qualify for presentation as discontinued operations on a standalone basis. Revenues and earnings (loss) before income taxes of the sunflower business for the periods ended October 1, 2022 and October 2, 2021 were as follows:

	Quarter ended		Three quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	$	$	$	$
Revenues	17,309	16,102	55,774	48,510
Earnings (loss) before income taxes(1)	(514)	(20)	1,025	1,230

(1) For the quarter and three quarters ended October 1, 2022, excludes the loss on classification as held for sale. In addition, for all periods presented, excludes the allocation of corporate costs.

4. Leases

The Company leases certain manufacturing plants, warehouses, offices, machinery and equipment, and vehicles. At the lease commencement date, the Company classifies a lease as a finance lease if it has the right to obtain substantially all of the economic benefits from the right-of-use assets, otherwise the lease is classified as an operating lease.

The following tables present supplemental information related to leases:

	Quarter ended		Three quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	$	$	$	$
Lease Costs
Operating lease cost	3,912	3,496	10,216	10,248
Finance lease cost:
Depreciation of right-of-use assets	2,527	1,555	7,092	4,366
Interest on lease liabilities	1,678	773	3,503	2,013
Sublease income	-	-	-	(281)
Net lease cost	8,117	5,824	20,811	16,346
SUNOPTA INC.	12	October 1, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	October 1, 2022	January 1, 2022
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	78,167	47,245

Current portion of operating lease liabilities	12,601	12,203
Operating lease liabilities	71,016	39,028
Total operating lease liabilities	83,617	51,231

Finance leases:
Property, plant and equipment, gross	139,081	66,060
Accumulated depreciation	(17,440)	(10,348)
Property, plant and equipment, net	121,641	55,712

Current portion of long-term debt	28,255	9,760
Long-term debt	83,728	43,034
Total finance lease liabilities	111,983	52,794

	Quarter ended		Three quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	$	$	$	$
Cash Flow Information
Cash paid (received) for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	3,909	3,127	9,954	10,079
Operating cash flows from finance leases	1,678	588	3,503	2,013
Financing cash flows from finance leases:
Cash paid under finance leases(1)	6,265	1,663	13,834	6,916
Cash received under finance leases(2)	(15,101)	-	(48,378)	-

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases(3)	42,669	8,522	43,385	25,811
Finance leases	7,217	-	24,643	29,906

Right-of-use assets and liabilities reduced through lease terminations or modifications:
Operating leases	(277)	-	(2,226)	-
Finance leases	-	-	-	(686)

(1) Represents repayments under finance leases recorded as a reduction of the lease liability and reported in repayment of long-term debt on the consolidated statements of cash flows.

(2) Represents cash advances received by the Company under finance leases for the construction of right-of-use assets controlled by the Company, which related to the buildouts of the Company's plant-based beverage facility under construction in Midlothian, Texas, and the Company's executive office and innovation center located in Eden Prairie, Minnesota, as well as cash proceeds under sale and leaseback transactions accounted for as financings. Cash received under finance leases is reported in borrowings of long-term debt on the consolidated statements of cash flows.

(3) For the quarter and three quarters ended October, 1, 2022, includes the addition of a $39.9 million operating lease right-of-use asset and corresponding operating lease liability related to the premises lease for the Midlothian, Texas, facility, which commenced on October 1, 2022, following substantial completion of construction by the landlord. The noncancellable lease term is 15 years from the lease commencement date, together with three five-year extension options that the Company is reasonably certain to exercise. At the lease commencement date, the estimated lease payments, net of leasehold incentives, were discounted at the Company's estimated incremental borrowing rate applicable to the 30-year lease term of 10.3%.

SUNOPTA INC.	13	October 1, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	October 1, 2022	January 1, 2022
Other Information
Weighted-average remaining lease term (years):
Operating leases	13.0	7.4
Finance leases	2.7	4.3

Weighted-average discount rate:
Operating leases	8.6%	5.0%
Finance leases	7.5%	6.6%
	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
Remainder of 2022	2,035	5,242
2023	11,460	37,487
2024	11,572	36,165
2025	10,313	31,385
2026	9,355	19,088
Thereafter	156,480	185
Total lease payments	201,215	129,552
Less: imputed interest	(117,598)	(17,569)
Total lease liabilities	83,617	111,983
5. Long-Term Debt

	October 1, 2022	January 1, 2022
	$	$
Asset-based credit facilities:
Revolving credit facilities	154,032	153,293
Term loan facility	37,425	11,606
Total asset-based credit facilities	191,457	164,899
Finance lease liabilities (see note 4)	111,983	52,794
Other	2,822	6,910
Total debt	306,262	224,603
Less: current portion	31,374	9,760
Total long-term debt	274,888	214,843

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

SUNOPTA INC.	14	October 1, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

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

Borrowings under the Asset-Based Credit Facilities bear interest based on various reference rates, including the Secured Overnight Financing Rate, plus applicable margins, which are set quarterly based on average borrowing availability for the preceding fiscal quarter. For the three quarters ended October 1, 2022, the weighted-average interest rate on all outstanding borrowings under the Asset-Based Credit Facilities was 3.83%.

As at October 1, 2022, the Company was in compliance with all covenants of the Credit Agreement.

6. Series B-1 Preferred Stock

As at October 1, 2022, SunOpta Foods had 30,000 shares of Series B-1 preferred stock issued and outstanding, with a current liquidation preference of $1,015 per share, or $30.4 million in the aggregate. At any time, the Series B-1 preferred stock may be exchanged, in whole or in part, into the number of shares of the Company's common stock ("Common Shares") equal to, per share of Series B-1 preferred stock, the quotient of the liquidation preference divided by an exchange price of $2.50. On or after April 24, 2023, SunOpta Foods may cause the holders of the Series B-1 preferred stock to exchange all of their shares of Series B-1 preferred stock if the volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the exchange price then in effect. Preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter. In each of the first three quarters of 2022, the Company paid quarterly cash dividends on the Series B-1 preferred stock of $0.6 million, and, as at October 1, 2022, the Company accrued unpaid dividends of $0.6 million for the third quarter of 2022, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. At any time on or after April 24, 2025, SunOpta Foods may redeem all of the Series B-1 preferred stock for an amount per share equal to the value of the liquidation preference at such time, plus accrued and unpaid dividends. The carrying value of the Series B-1 preferred stock is being accreted to the redemption value through charges to accumulated deficit, which amounted to $0.5 million for the three quarters ended October 1, 2022 (October 2, 2021 - $0.4 million).

7. Stock-Based Compensation

During the three quarters ended October 1, 2022, 1,750,935 performance share units ("PSUs") were granted to certain employees under the Company's 2022 Short-Term Incentive Plan ("STIP"), which vest subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2022 and subject to each employee's continued employment with the Company through March 31, 2023 (the requisite service period) (the "EBITDA PSUs"). The weighted-average grant-date fair value of each EBITDA PSU was estimated to be $5.27 based on the closing price of the Common Shares on the dates of grant. As at October 1, 2022, the compensation cost related to outstanding EBITDA PSUs granted under the 2022 STIP not yet recognized as an expense was determined to be $4.2 million, which will be amortized over the remaining requisite service period.

On March 30, 2022, all outstanding EBITDA PSUs previously granted to certain employees of the Company in connection with the Company's 2021 STIP were cancelled because the fiscal year 2021 performance condition was not achieved. No compensation expense was recognized related to these EBITDA PSUs.

SUNOPTA INC.	15	October 1, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes all EBITDA PSU activity for the three quarters ended October 1, 2022:
		Weighted-
		average grant-
	EBITDA PSUs	date fair value
Non-vested, beginning of period	670,171	$11.77
Granted	1,750,935	5.27
Vested	(58,235)	4.91
Cancelled	(715,435)	11.87
Non-vested, end of period	1,647,436	$5.07

During the three quarters ended October 1, 2022, 117,069 restricted stock units ("RSUs"), 547,071 PSUs and 1,800,007 stock options were granted to selected employees under the Company's 2022 Long-Term Incentive Plan ("LTIP"). The RSUs vest in three equal annual installments beginning on May 5, 2023, and each vested RSU entitles the employee to receive one Common Share without payment of additional consideration. The vesting of the PSUs is dependent on the Company's total shareholder return ("TSR") performance relative to food and beverage companies in a designated index during the three-year period commencing January 1, 2022 and continuing through December 31, 2024, and the employee's continued employment with the Company through May 5, 2025. The TSR for the Company and each of the companies in the designated index will be calculated using a 20-trading day average closing price as of December 31, 2024. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested PSU entitles the employee to receive one Common Share without payment of additional consideration, with the Board of Directors having the option to settle vested PSUs in whole or part in cash in lieu of Common Shares. As at October 1, 2022, the Company had the intent and ability to settle the PSUs in Common Shares. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Each vested stock option entitles the employee to purchase one Common Share at an exercise price of $5.91, which was the closing price of the Common Shares on May 5, 2022.

The weighted-average grant-date fair value of each RSU was estimated to be $6.57 based on the closing prices of the Common Shares on the dates of grant. A grant-date fair value of $8.48 was estimated for each PSU using a Monte Carlo valuation model, and a weighted-average grant-date fair value of $3.49 was estimated for each stock option using the Black-Scholes option pricing model. The following table summarizes the assumptions used to determine the fair values of the PSUs and stock options granted under the 2022 LTIP.

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

As at October 1, 2022, the remaining compensation cost related to outstanding RSUs, PSUs and stock options granted under the 2022 LTIP not yet recognized as an expense was determined to be $10.0 million, which will be recognized on a straight-line basis over the remaining requisite service period ending May 5, 2025.
SUNOPTA INC.	16	October 1, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

8. Other Expense, Net

The components of other expense (income) were as follows:

	Quarter ended		Three quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	$	$	$	$
Loss on classification of sunflower business as held for sale (see note 3)	23,227	-	23,227	-
Gain on sale of frozen fruit processing facility(1)	(3,779)	-	(3,779)	-
Facility closure costs(2)	526	479	1,813	4,873
Settlement losses, net(3)	-	-	283	163
Employee termination costs(4)	-	499	-	1,660
Divestiture costs(5)	-	154	-	628
Other	226	40	483	124
	20,200	1,172	22,027	7,448

(1) Gain on sale of frozen fruit processing facility

For the quarter and three quarters ended October 1, 2022, the Company recognized a $3.8 million pre-tax gain on the sale of its frozen fruit processing facility located in Oxnard, California. Net cash proceeds on the sale were $16.1 million.

(2) Facility closure costs

For the quarter and three quarters ended October 1, 2022, expense primarily relates to the relocation of certain equipment from the Company's sold Oxnard facility.

For the quarter ended October 2, 2021, expense represents costs incurred to relocate inventory and equipment following the closure of the Company's former South Gate, California, fruit ingredient processing facility. For the three quarters ended October 2, 2021, facility closure costs also include asset impairment charges of $3.0 million recorded in connection with the closure of the South Gate facility and costs to complete the exit from the Company's former Santa Maria, California, frozen fruit processing facility.

(3) Settlement losses, net

For the three quarters ended October 1, 2022 and October 2, 2021, expense represents net losses incurred on the settlement of certain legal and contractual matters.

(4) Employee termination costs

For the quarter and three quarters ended October 2, 2021, expense represents termination costs for employees impacted by the closure of the Company's fruit ingredient processing facility and a workforce reduction in the Company's frozen fruit operations.

(5) Divestiture costs

For the quarter and three quarters ended October 2, 2021, expense relates to professional fees incurred in connection with post-closing matters related to the 2020 divestiture of the Company's global ingredients business, Tradin Organic.
SUNOPTA INC.	17	October 1, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended		Three quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Loss from continuing operations	$(12,639)	$(3,034)	$(9,487)	$(2,280)
Less: dividends and accretion on preferred stock	(764)	(748)	(2,279)	(3,445)
Loss from continuing operations attributable to common shareholders	(13,403)	(3,782)	(11,766)	(5,725)
Earnings from discontinued operations	-	-	2,752	-
Loss attributable to common shareholders	$(13,403)	$(3,782)	$(9,014)	$(5,725)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	107,752	107,255	107,566	103,017

Basic earnings (loss) per share:
From continuing operations	$(0.12)	$(0.04)	$(0.11)	$(0.06)
From discontinued operations	-	-	0.03	-
Basic earnings (loss) per share	$(0.12)	$(0.04)	$(0.08)	$(0.06)

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Loss from continuing operations	$(12,639)	$(3,034)	$(9,487)	$(2,280)
Less: dividends and accretion on preferred stock	(764)	(748)	(2,279)	(3,445)
Loss from continuing operations attributable to common shareholders	(13,403)	(3,782)	(11,766)	(5,725)
Earnings from discontinued operations	-	-	2,752	-
Loss attributable to common shareholders	$(13,403)	$(3,782)	$(9,014)	$(5,725)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	107,752	107,255	107,566	103,017
Dilutive effect of the following:
Stock options, restricted stock units and performance share units(1)	-	-	-	-
Preferred stock(2)	-	-	-	-
Diluted weighted-average number of shares outstanding	107,752	107,255	107,566	103,017

Diluted earnings (loss) per share:
From continuing operations	$(0.12)	$(0.04)	$(0.11)	$(0.06)
From discontinued operations	-	-	0.03	-
Diluted earnings (loss) per share	$(0.12)	$(0.04)	$(0.08)	$(0.06)

(1) For the quarter and three quarters ended October 1, 2022, 1,486,560 (October 2, 2021 - 1,576,776) and 1,165,008 (October 2, 2021 - 3,412,854) potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. In addition, for the quarter and three quarters ended October 1, 2022, stock options and RSUs to purchase or receive 339,798 (October 2, 2021 - 443,308) and 2,440,184 (October 2, 2021 - 259,245) potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

SUNOPTA INC.	18	October 1, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2) For the quarter and three quarters ended October 1, 2022 and October 2, 2021, it was more dilutive to assume the Series B-1 preferred stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings (loss) per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 preferred stock and the denominator was not adjusted to include 12,178,667 Common Shares issuable on an if-converted basis as at October 1, 2022 and October 2, 2021.

10. Supplemental Cash Flow Information

	Quarter ended		Three quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	$	$	$	$
Changes in Operating Assets and Liabilities
Accounts receivable	(1,033)	(3,665)	(2,052)	(14,050)
Inventories	22,593	(1,035)	(19,163)	(83,143)
Accounts payable and accrued liabilities	(22,572)	(9)	4,539	14,911
Other operating assets and liabilities	3,015	(785)	(492)	4,810
	2,003	(5,494)	(17,168)	(77,472)

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable and accrued liabilities	668	(1,358)	(4,771)	(1,975)
Change in accounts payable and accrued liabilities related to discontinued operations	-	-	-	(13,380)
Change in accrued dividends on preferred stock	-	-	-	(1,769)
Change in accrued debt issuance costs	-	-	-	(1,690)

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

Arbitration Proceedings

On January 31, 2022, Amsterdam Commodities N.V. ("Acomo") submitted a Request for Summary Arbitral Proceedings to the Netherlands Arbitration Institute, which was later amended on February 16, 2022, asserting alleged claims against the Company and its subsidiaries, Coöperatie SunOpta U.A. and SunOpta Holdings LLC, relating to a dispute regarding the allocation of the purchase price Acomo paid to acquire the shares of The Organic Corporation B.V. and the membership interests of Tradin Organics USA LLC in connection with the closing of the transactions contemplated by the Master Purchase Agreement entered into by Acomo, the Company and the aforementioned subsidiaries on November 25, 2020 (the "Transaction"). On May 25, 2022, the parties entered into a definitive Settlement Agreement to resolve all outstanding matters related to the Master Purchase Agreement, following which the Request for Summary Arbitral Proceedings was withdrawn. In connection with the Settlement Agreement, the Company recognized earnings from discontinued operations of $2.8 million for the three quarters ended October 1, 2022, which reflected the estimated tax benefits resulting from the final allocation of the purchase price between the share capital of The Organic Corporation B.V. and the membership interests of Tradin Organics USA LLC, partially offset by a cash payment of $5.9 million from the Company to Acomo to settle certain post-closing adjustments related to the Transaction, as well as professional fees incurred in connection with the arbitration proceedings.
SUNOPTA INC.	19	October 1, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

12. Segment Information

The composition of the Company's operating and reportable segments is as follows:

  Plant-Based Foods and Beverages includes plant-based beverages and liquid and powder ingredients (utilizing oat, almond, soy, coconut, rice, hemp, and other bases), as well as broths, teas, and nutritional beverages. In addition, the held-for-sale sunflower business (see note 3) packages dry- and oil-roasted inshell sunflower and sunflower kernels, and processes raw sunflower inshell and kernel for food and feed applications.
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

Segment Revenues and Operating Income

Operating segment results for the quarters and three quarters ended October 1, 2022 and October 2, 2021 were as follows:

	Quarter ended		Three quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	$	$	$	$
Revenues from external customers
Plant-Based Foods and Beverages	137,726	114,870	419,149	345,680
Fruit-Based Foods and Beverages	91,939	83,609	294,220	262,712
Total revenues from external customers	229,665	198,479	713,369	608,392

Segment operating income (loss)
Plant-Based Foods and Beverages	8,814	8,056	29,106	30,014
Fruit-Based Foods and Beverages	2,870	(3,517)	6,865	(6,858)
Corporate Services	(4,040)	(618)	(16,302)	(11,427)
Total segment operating income	7,644	3,921	19,669	11,729

Other expense, net (see note 8)	(20,200)	(1,172)	(22,027)	(7,448)
Interest expense, net	(4,342)	(2,854)	(10,004)	(6,145)
Loss from continuing operations before income taxes	(16,898)	(105)	(12,362)	(1,864)
SUNOPTA INC.	20	October 1, 2022 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended October 1, 2022 and October 2, 2021

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Disaggregation of Revenue

The following table presents a disaggregation of revenues by operating segment based on categories used by the Company to evaluate sales performance:

	Quarter ended		Three quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	$	$	$	$
Plant-Based Foods and Beverages
Beverages and broths	112,785	91,385	336,305	274,365
Plant-based ingredients	7,632	7,383	27,070	22,805
Sunflower and roasted snacks (see note 3)	17,309	16,102	55,774	48,510
Total Plant-Based Foods and Beverages	137,726	114,870	419,149	345,680

Fruit-Based Foods and Beverages
Frozen fruit and fruit-based ingredients	68,333	68,029	225,990	214,919
Fruit snacks and smoothie bowls	23,606	15,580	68,230	47,793
Total Fruit-Based Foods and Beverages	91,939	83,609	294,220	262,712

Total revenues	229,665	198,479	713,369	608,392

Segment Assets

Total assets by operating segment as at October 1, 2022 and January 1, 2022 were as follows:

	October 1, 2022	January 1, 2022
	$	$
Plant-Based Foods and Beverages	362,003	301,065
Fruit-Based Foods and Beverages	362,167	368,976
Corporate Services	118,629	85,078
Assets held for sale (see note 3)	16,151	-
Total assets	858,950	755,119

Segment Depreciation and Amortization

Depreciation and amortization by operating segment for the quarters and three quarters ended October 1, 2022 and October 2, 2021 was as follows:

	Quarter ended		Three quarters ended
	October 1, 2022	October 2, 2021	October 1, 2022	October 2, 2021
	$	$	$	$
Plant-Based Foods and Beverages	4,750	3,951	13,756	10,966
Fruit-Based Foods and Beverages	3,541	3,625	10,602	11,255
Corporate Services	1,439	1,261	4,157	3,569
Total depreciation and amortization	9,730	8,837	28,515	25,790
SUNOPTA INC.	21	October 1, 2022 Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended October 1, 2022 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended January 1, 2022 (the "Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 10, 2022.

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

Overview

We procure, process, and package plant-based and fruit-based food and beverage products for sale to retailers, foodservice operators, branded food companies, and food manufacturers. The composition of our operating and reportable segments is as follows:

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and powder ingredients (utilizing oat, almond, soy, coconut, rice, hemp, and other bases), as well as broths, teas, and nutritional beverages. In addition, the sunflower business, which packaged dry- and oil-roasted inshell sunflower and sunflower kernels and processed raw sunflower inshell and kernel for food and feed applications, was part of this segment until it was sold on October 11, 2022 (see below - "Sale of Sunflower Business").
  Fruit-Based Foods and Beverages - We offer individually quick frozen ("IQF") fruit for retail (including strawberries, blueberries, mango, pineapple, and other berries and blends) and IQF and bulk frozen fruit for foodservice (including toppings, purées, and smoothies). In addition, we offer fruit snacks, including bars, twists, ropes, and bite-sized varieties, as well as fruit smoothie bowls.
SUNOPTA INC.	22	October 1, 2022 Form 10-Q

Current Macroeconomic Conditions

Our businesses continue to be exposed to the effects of the current global macroeconomic environment, including elevated inflation and rising interest rates. Inflationary pressures on household spending, together with general economic uncertainty, is impacting purchasing behaviors, as consumers reduce discretionary spending and shift to lower priced product alternatives, and our customers manage inventories in reaction to these shifts in consumer behavior. As a result, we have experienced a softening of demand for certain of our products and from certain of our customers, which has had, and may continue to have, a negative impact on our results of operations. In addition, tighter U.S. monetary policy, including higher interest rates, has increased our current cost of borrowing and may limit our access to additional sources of financing to support our operations and investment plans.

Sale of Sunflower Business

On October 11, 2022, we completed the sale of 100% of the assets and liabilities of our sunflower business and related roasted snacks operations, for cash consideration of $16.0 million, subject to closing debt and working capital adjustments. The sale of the sunflower commodity business is consistent with our strategic priority of optimizing our non-core businesses and focusing our plant-based beverage and fruit snacks portfolios on high-growth, high-return opportunities. For the quarter and three quarters ended October 1, 2022, we recognized a $23.2 million pre-tax loss on sale in connection with the classification of the sunflower business as held for sale. The pre-tax loss on sale is included in other expense, net, on the statements of operations.

For more information regarding this transaction, see note 3 to the unaudited consolidated financial statements included in this report.

Sale of Frozen Fruit Processing Facility

On August 26, 2022, we completed the sale of our frozen fruit processing facility located in Oxnard, California, for net cash proceeds of $16.1 million, resulting in a pre-tax gain on sale of $3.8 million, which is included in other expense, net, on the statements of operations for the quarter and three quarters ended October 1, 2022. We continue to process frozen fruit at a leased facility in Oxnard, California. The sale of the Oxnard facility was facilitated by the expansion of our frozen fruit operations in Mexico and diversification of our fruit sourcing from California to Central and South America.

SUNOPTA INC.	23	October 1, 2022 Form 10-Q

Consolidated Results of Operations for the Quarters Ended October 1, 2022 and October 2, 2021

	October 1, 2022	October 2, 2021	Change	Change
For the quarter ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	137,726	114,870	22,856	19.9%
Fruit-Based Foods and Beverages	91,939	83,609	8,330	10.0%
Total revenues	229,665	198,479	31,186	15.7%

Gross Profit
Plant-Based Foods and Beverages	20,106	18,697	1,409	7.5%
Fruit-Based Foods and Beverages	11,277	4,659	6,618	142.0%
Total gross profit	31,383	23,356	8,027	34.4%

Gross Margin
Plant-Based Foods and Beverages	14.6%	16.3%		-1.7%
Fruit-Based Foods and Beverages	12.3%	5.6%		6.7%
Total gross margin	13.7%	11.8%		1.9%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	8,814	8,056	758	9.4%
Fruit-Based Foods and Beverages	2,870	(3,517)	6,387	181.6%
Corporate Services	(4,040)	(618)	(3,422)	-553.7%
Total segment operating income	7,644	3,921	3,723	95.0%

Other expense, net	20,200	1,172	19,028	1623.5%
Earnings (loss) before the following	(12,556)	2,749	(15,305)	-556.7%
Interest expense, net	4,342	2,854	1,488	52.1%
Income tax expense (benefit)	(4,259)	2,929	(7,188)	-245.4%
Net loss(2),(3)	(12,639)	(3,034)	(9,605)	-316.6%
Dividends and accretion on preferred stock	(764)	(748)	(16)	-2.1%

Loss attributable to common shareholders(4)	(13,403)	(3,782)	(9,621)	-254.4%

(1) When assessing the financial performance of our operating segments, we use an internal measure of operating income/loss that excludes other income/expense items determined in accordance with U.S. GAAP. This measure is the basis on which management, including the CEO, assesses the underlying performance of our operating segments.

We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our operating performance. However, the non-GAAP measure of operating income/loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income/loss to "earnings (loss) before the following" on the consolidated statements of operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the quarter ended	$	$	$	$
October 1, 2022
Segment operating income (loss)	8,814	2,870	(4,040)	7,644
Other income (expense), net	(22,292)	3,199	(1,107)	(20,200)
Earnings (loss) before the following	(13,478)	6,069	(5,147)	(12,556)

October 2, 2021
Segment operating income (loss)	8,056	(3,517)	(618)	3,921
Other expense, net	(10)	(1,029)	(133)	(1,172)
Earnings (loss) before the following	8,046	(4,546)	(751)	2,749

SUNOPTA INC.	24	October 1, 2022 Form 10-Q

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude from segment operating income/loss. However, any measure of segment operating income/loss excluding any or all of these items is not, and should not be viewed as, a substitute for operating income/loss prepared under U.S. GAAP. These items are presented solely to allow investors to more fully understand how we assess financial performance.

(2) When assessing our financial performance, we use an internal measure of adjusted earnings that excludes specific items recognized in other income/expense, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

	October 1, 2022		October 2, 2021
		Per Share		Per Share
For the quarter ended	$	$	$	$
Net loss	(12,639)		(3,034)
Dividends and accretion on preferred stock	(764)		(748)
Loss attributable to common shareholders	(13,403)	(0.12)	(3,782)	(0.04)
Adjusted for:
Loss on classification of sunflower business as held for sale(a)	23,227		-
Gain on sale of frozen fruit processing facility(b)	(3,779)		-
Start-up costs(c)	608		-
Facility closure costs(d)	525		-
Business development costs(e)	75		1,782
Workforce reduction charges(f)	-		499
Costs related to exit from fruit ingredient processing facility(g)	-		479
Other(h)	227		40
Net income tax effect(i)	(5,491)		2,121
Adjusted earnings	1,989	0.02	1,139	0.01

(a) Reflects the loss on the classification of the sunflower business as held for sale at the end of the third quarter of 2022, which was recorded in other expense.

(b) Reflects the gain on sale of our frozen fruit processing facility located in Oxnard, California, which was recorded in other income.

(c) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For the third quarter of 2022, start-up costs mainly related to new employee hires for our plant-based beverage facility under construction in Midlothian, Texas, which were recorded in cost of goods sold ($0.5 million) and SG&A expenses ($0.1 million).

(d) For the third quarter of 2022, facility closure costs mainly related to the relocation of certain equipment from the sold Oxnard facility to our Mexican facility, which were recorded in other expense.

(e) Represents third-party costs associated with business development activities, including costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. For the third quarter of 2022, these costs related to actions undertaken to optimize non-core assets, which were recorded in SG&A expenses. For the third quarter of 2021, these costs were mainly related to the transition of the Dream and WestSoy brands, acquired in April 2021, and project development activities related to our new plant in Midlothian, Texas, which were recorded in SG&A expenses ($1.6 million), together with professional fees incurred in connection with post-closing matters related to the 2020 divestiture of our global ingredients business, Tradin Organic, which were recorded in other expense ($0.2 million).

(f) For the third quarter of 2021, represents employee termination costs related to workforce reduction actions in our frozen fruit operations, which were recorded in other expense.

(g) For the third quarter of 2021, these costs related to the exit from our former South Gate, California, fruit ingredient processing facility, which were recorded in other expense.

(h) For the third quarters of 2022 and 2021, other mainly reflects losses on the disposal of assets and the settlement of certain legal and matters.

(i) Reflects the tax effect of the preceding adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment.

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

(3) We use a measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, and stock-based compensation, as well as other unusual items that affect the comparability of operating performance. We also use this measure to assess operating performance in connection with our employee incentive programs. We define adjusted EBITDA as segment operating income plus depreciation, amortization, and stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (2)). The following table presents a reconciliation of segment operating income and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	25	October 1, 2022 Form 10-Q

	October 1, 2022	October 2, 2021
For the quarter ended	$	$
Net loss	(12,639)	(3,034)
Income tax expense (benefit)	(4,259)	2,929
Interest expense, net	4,342	2,854
Other expense, net	20,200	1,172
Total segment operating income	7,644	3,921
Depreciation and amortization	9,730	8,837
Stock-based compensation	4,092	1,250
Start-up costs(a)	608	-
Business development costs(b)	75	1,628
Adjusted EBITDA	22,149	15,636

(a) For the third quarter of 2022, start-up costs mainly related to new employee hires for our plant-based beverage facility under construction in Midlothian, Texas, which were recorded in cost of goods sold ($0.5 million) and SG&A expenses ($0.1 million).

(b) For the third quarter of 2022, business development costs related to actions undertaken to optimize non-core assets, which were recorded in SG&A expenses. For the third quarter of 2021, these costs related to the integration of the Dream and WestSoy brands and project development activities related to our new plant in Midlothian, Texas, which were recorded in SG&A expenses.

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

Revenues for the quarter ended October 1, 2022 increased by 15.7% to $229.7 million from $198.5 million for the quarter ended October 2, 2021, reflecting 19.9% revenue growth in the Plant-Based Foods and Beverages segment and 10.0% revenue growth in the Fruit-Based Foods and Beverages segment. The change in revenues from the third quarter of 2021 to the third quarter of 2022 was due to the following:

	Plant-Based		Fruit-Based
	Foods and Beverages		Foods and Beverages		Consolidated
	$	%	$	%	$	%
2021 revenues	114,870		83,609		198,479
Price	18,625	16.2%	8,868	10.6%	27,493	13.9%
Volume/Mix	4,231	3.7%	(538)	-0.6%	3,693	1.9%
2022 revenues	137,726	19.9%	91,939	10.0%	229,665	15.7%

Note: percentages may not add due to rounding.

For the quarter ended October 1, 2022, the 19.9% increase in revenues for the Plant-Based Foods and Beverages segment reflected a 16.2% overall increase in pricing and a favorable volume/mix impact of 3.7%. The increase in pricing was driven by pricing actions taken with customers to offset inflationary cost increases, together with the pass-through effect of higher sunflower commodity pricing. Volume/mix was favorable mainly due to growth from our oat-based product offerings and teas, partially offset by softer volumes of sunflower and lower demand for everyday broths.

SUNOPTA INC.	26	October 1, 2022 Form 10-Q

For the quarter ended October 1, 2022, the 10.0% increase in revenues for the Fruit-Based Foods and Beverages segment reflected a 10.6% overall increase in pricing, reflecting pricing actions taken to offset commodity inflation incurred on fruit inventories and other inflationary cost increases. The increase in pricing was partially offset by an unfavorable volume/mix impact of 0.6%, which reflected the volume impact of our frozen fruit portfolio rationalization efforts, together with lower consumer demand for retail frozen fruit due to higher prices resulting from inflation, partially offset by strong demand for fruit snacks and the introduction of smoothie bowls.

Consolidated gross profit increased $8.0 million, or 34.4%, to $31.4 million for the quarter ended October 1, 2022, compared with $23.4 million for the quarter ended October 2, 2021. Consolidated gross margin for the quarter ended October 1, 2022 was 13.7% compared to 11.8% for the quarter ended October 2, 2021, an increase of 190 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $1.4 million to $20.1 million for the quarter ended October 1, 2022, compared with $18.7 million for the quarter ended October 2, 2021, while gross margin decreased to 14.6% in the third quarter of 2022 from 16.3% in the third quarter of 2021. The 170-basis point decrease in gross margin reflected an estimated 225 basis-point decline due to the dilutive effect of pass-through pricing to recover cost inflation on raw materials and packaging, together with the impacts of higher labor and utility costs, increased inventory reserves, and higher depreciation expense. In addition, we incurred start-up costs of $0.5 million (0.4% gross margin impact) in connection with our new plant in Midlothian, Texas. All of these factors were partially absorbed through higher production volumes and plant utilization in our plant-based beverage and ingredient operations.

Gross profit for the Fruit-Based Foods and Beverages segment increased $6.6 million to $11.3 million for the quarter ended October 1, 2022, compared with $4.7 million for the quarter ended October 2, 2021, and gross margin increased to 12.3% in the third quarter of 2022 from 5.6% in the third quarter of 2021. The 670-basis point improvement in gross margin reflected the benefits of portfolio rationalizations for frozen fruit and manufacturing cost savings from the consolidation of our fruit processing facilities, together with increased production volumes and plant efficiencies in our fruit snack operations, partially offset by an estimated 50 basis-point decline due to the dilutive effect of pass-through pricing to recover commodity cost inflation.

For the quarter ended October 1, 2022, we realized total segment operating income of $7.6 million, compared with $3.9 million for the quarter ended October 2, 2021. The $3.7 million increase in total segment operating income reflected higher gross profit, as described above, partially offset by a $4.2 million increase in SG&A expenses. The increase in SG&A expenses was mainly due to higher employee compensation costs, including incremental 2022 incentive plan accruals based on performance, partially offset by a reduction in expenses related to the integration of the acquired Dream and WestSoy brands, which were primarily incurred in 2021.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Operating Segment Information."

Other expense was $20.2 million for the quarter ended October 1, 2022, compared with other expense of $1.2 million for the quarter ended October 2, 2021. Other expense in the third quarter of 2022 mainly reflected a pre-tax loss of $23.2 million recognized on the classification of the sunflower business as held for sale, partially offset by a pre-tax gain of $3.8 million realized on the sale of our frozen fruit processing facility located in Oxnard, California. Other expense in the third quarter of 2021 mainly reflected employee termination costs related to a workforce reduction in our frozen fruit operations, together with plant closure costs related to the consolidation of our fruit processing facilities.

Net interest expense increased by $1.4 million to $4.3 million for the quarter ended October 1, 2022, compared with $2.9 million for the quarter ended October 2, 2021, resulting from an increase in outstanding debt to finance capital expansion projects and fund working capital requirements, together with the impact of higher interest rates.

Income tax benefit was $4.3 million on pre-tax loss of $16.9 million for the quarter ended October 1, 2022, compared with an income tax expense of $2.9 million on a pre-tax loss of $0.1 million for the quarter ended October 2, 2021. Excluding the impact of stock-based compensation and other non-deductible expenses on pre-tax earnings, our effective tax rate was approximately 26% for the third quarter of 2022, compared with approximately 27% for the third quarter of 2021.

We realized a loss attributable to common shareholders of $13.4 million (diluted loss per share of $0.12) for the quarter ended October 1, 2022, which was inclusive of an after-tax loss on the held-for-sale sunflower business of $16.9 million and an after-tax gain on the sale of the Oxnard facility of $2.7 million, compared with a loss attributable to common shareholders of $3.8 million (diluted loss per share of $0.04) for the quarter ended October 2, 2021. The loss attributable to common shareholders included dividends and accretion on our Series B-1 preferred stock of $0.8 million and $0.7 million in the third quarters of 2022 and 2021, respectively.

SUNOPTA INC.	27	October 1, 2022 Form 10-Q

For the quarter ended October 1, 2022, adjusted earnings were $2.0 million, or $0.02 per diluted share, compared with adjusted earnings of $1.1 million, or $0.01 per diluted share for the quarter ended October 2, 2021. Adjusted EBITDA for the quarter ended October 1, 2022 was $22.1 million, compared with $15.6 million for the quarter ended October 2, 2021. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings and adjusted EBITDA from net loss, which we consider to be the most directly comparable U.S. GAAP financial measure.

Operating Segment Information

Plant-Based Foods and Beverages For the quarter ended	October 1, 2022	October 2, 2021	Change	% Change

Revenues	$137,726	$114,870	$22,856	19.9%
Gross profit	20,106	18,697	1,409	7.5%
Gross margin	14.6%	16.3%		-1.7%

Operating income	$8,814	$8,056	$758	9.4%
Operating margin	6.4%	7.0%		-0.6%

Plant-Based Foods and Beverages contributed $137.7 million in revenues for the quarter ended October 1, 2022, compared to $114.9 million for the quarter ended October 2, 2021, an increase of $22.9 million, or 19.9%. The table below explains the increase in revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended October 2, 2021	$114,870
Benefit of pricing actions taken to offset input cost inflation, together with sales volume growth for oat-based product offerings and teas, partially offset by lower demand for everyday broths	21,649
Increased commodity pricing for sunflower, partially offset by lower volumes	1,207
Revenues for the quarter ended October 1, 2022	$137,726

Gross profit in Plant-Based Foods and Beverages increased by $1.4 million to $20.1 million for the quarter ended October 1, 2022, compared to $18.7 million for the quarter ended October 2, 2021. The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended October 2, 2021	$18,697
Higher volumes and pricing for plant-based beverages and ingredients, partially offset by higher manufacturing plant spend due to inflationary pressures on wage costs and utility rates, together with higher inventory reserves, incremental depreciation of new production equipment for capital expansion projects, and start-up costs incurred for our new plant in Midlothian, Texas	1,905
Lower volumes of sunflower, partially offset by higher pricing spreads	(496)
Gross profit for the quarter ended October 1, 2022	$20,106

Operating income in Plant-Based Foods and Beverages increased by $0.8 million to $8.8 million for the quarter ended October 1, 2022, compared to $8.1 million for the quarter ended October 2, 2021. The table below explains the increase in operating income:

SUNOPTA INC.	28	October 1, 2022 Form 10-Q

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended October 2, 2021	$8,056
Increase in gross profit, as explained above	1,409
Reduced third-party consulting costs related to the transition of the Dream and WestSoy brands in the third quarter of 2021, partially offset by higher employee compensation costs in the third quarter of 2022	391
Increase in corporate cost allocation, mainly related to incremental 2022 incentive plan accruals allocable to operating segment employees	(1,042)
Operating income for the quarter ended October 1, 2022	$8,814

Following the sale of our sunflower business in October 2022, we are focusing our core plant-based operations on the development, manufacture, and sale of value-added, non-dairy beverage alternatives. Looking forward, assuming economic conditions, including inflation, do not significantly worsen, we anticipate year-over-year revenue growth for our Plant-Based Foods and Beverages operating segment in the fourth quarter of 2022, driven by capacity gains across our aseptic network, together with the expected benefit of pricing actions to offset input cost inflation. We expect these pricing actions, together with the divestiture of the lower-margin sunflower commodity business, to drive year-over-year gross margin improvements in our plant-based operations in the fourth quarter of 2022, excluding the impact of start-up costs related to our new plant in Midlothian, Texas, and other capital projects. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the extent and duration of inflation headwinds; our ability to continue to pass through price increases to our customers to offset inflationary pressures; the impact of price inflation on consumer buying behavior and demand for plant-based beverage alternatives to dairy; our ability to successfully execute on our capital expansion projects, and the viability of those projects; and other factors described above under "Forward-Looking Statements."

Fruit-Based Foods and Beverages For the quarter ended	October 1, 2022	October 2, 2021	Change	% Change

Revenues	91,939	$83,609	$8,330	10.0%
Gross profit	11,277	4,659	6,618	142.0%
Gross margin	12.3%	5.6%		6.7%

Operating income (loss)	2,870	$(3,517)	$6,387	181.6%
Operating margin	3.1%	-4.2%		7.3%

Fruit-Based Foods and Beverages contributed $91.9 million in revenues for the quarter ended October 1, 2022, compared to $83.6 million for the quarter ended October 2, 2021, an increase of $8.3 million, or 10.0%. The table below explains the increase in revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended October 2, 2021	$83,609
Higher sales volumes and pricing for fruit snacks and incremental revenue from the introduction of smoothie bowls	8,026
Benefit of pricing actions taken to offset commodity inflation incurred on fruit inventories and other inflationary cost increases, partially offset by lower volumes due to our frozen fruit portfolio rationalization efforts, together with lower retail sales of frozen fruit due to the impact of higher prices on consumer demand	304
Revenues for the quarter ended October 1, 2022	$91,939

Gross profit in Fruit-Based Foods and Beverages increased by $6.6 million to $11.3 million for the quarter ended October 1, 2022, compared to $4.7 million for the quarter ended October 2, 2021. The table below explains the increase in gross profit:

SUNOPTA INC.	29	October 1, 2022 Form 10-Q

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended October 2, 2021	$4,659
Improved margin profile from portfolio rationalizations and reduced manufacturing cost base within our frozen fruit operations, together with higher pricing for retail frozen fruit, partially offset by lower sales volumes	4,320
Higher sales volumes and pricing for fruit snacks, together with increased production volumes and plant efficiencies in our fruit snack operations	2,298
Gross profit for the quarter ended October 1, 2022	$11,277

Operating income in Fruit-Based Foods and Beverages increased by $6.4 million to $2.9 million for the quarter ended October 1, 2022, compared to an operating loss of $3.5 million for the quarter ended October 2, 2021. The table below explains the increase in operating income:

Fruit-Based Foods and Beverages Operating Income Changes
Operating loss for the quarter ended October 2, 2021	$(3,517)
Increase in gross profit, as explained above	6,618
Increase in corporate cost allocation, mainly related to incremental 2022 incentive plan accruals allocable to operating segment employees	(133)
Unfavorable foreign exchange impact within our frozen fruit operations in Mexico, partially offset by lower SG&A expenses	(98)
Operating income for the quarter ended October 1, 2022	$2,870

Looking forward, assuming economic conditions, including inflation, do not significantly worsen, we anticipate year-over-year gross margin improvement for our Fruit-Based Foods and Beverages operating segment in the fourth quarter of 2022, driven by the pricing actions taken on frozen fruit to offset commodity inflation and other inflationary cost increases, together with the benefit of a reduced manufacturing cost base within our frozen fruit operations. In addition, we expect strong year-over-year revenue and profit growth in the fourth quarter of 2022, driven by volume gains and pricing actions for core fruit snack products, and further expansion of our smoothie bowl line. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Several factors could adversely impact our ability to meet these forward-looking expectations, including the extent and duration of inflation headwinds, and the impact on consumer buying behavior and overall demand for frozen fruit; the outcome of our pricing actions with customers, including the softening of consumer demand due to higher retail prices; our ability to achieve the anticipated cost savings and efficiencies from our manufacturing network consolidation; our ability to successfully expand our smoothie bowl product line; and other factors described above under "Forward-Looking Statements."

Corporate Services For the quarter ended	October 1, 2022	October 2, 2021	Change	% Change

Operating loss	$(4,040)	$(618)	$(3,422)	-553.7%

Operating loss at Corporate Services increased by $3.4 million to $4.0 million for the quarter ended October 1, 2022, compared to a loss of $0.6 million for the quarter ended October 2, 2021. The table below explains the increase in operating loss:

SUNOPTA INC.	30	October 1, 2022 Form 10-Q

Corporate Services Operating Loss Changes
Operating loss for the quarter ended October 2, 2021	$(618)
Higher variable stock-based compensation, based on improved performance	(2,842)
Higher employee compensation costs, including incremental 2022 incentive plan accruals based on performance, partially offset by lower business development costs	(1,755)
Increase in corporate cost allocations, mainly related to the portion of the incremental 2022 incentive plan accruals allocable to operating segment employees	1,175
Operating loss for the quarter ended October 1, 2022	$(4,040)

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

Consolidated Results of Operations for the three quarters ended October 1, 2022 and October 2, 2021

	October 1, 2022	October 2, 2021	Change	Change
For the three quarters ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	419,149	345,680	73,469	21.3%
Fruit-Based Foods and Beverages	294,220	262,712	31,508	12.0%
Total revenues	713,369	608,392	104,977	17.3%

Gross Profit
Plant-Based Foods and Beverages	64,026	61,751	2,275	3.7%
Fruit-Based Foods and Beverages	30,246	17,930	12,316	68.7%
Total gross profit	94,272	79,681	14,591	18.3%

Gross Margin
Plant-Based Foods and Beverages	15.3%	17.9%		-2.6%
Fruit-Based Foods and Beverages	10.3%	6.8%		3.5%
Total gross margin	13.2%	13.1%		0.1%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	29,106	30,014	(908)	-3.0%
Fruit-Based Foods and Beverages	6,865	(6,858)	13,723	200.1%
Corporate Services	(16,302)	(11,427)	(4,875)	-42.7%
Total segment operating income	19,669	11,729	7,940	67.7%

Other expense, net	22,027	7,448	14,579	195.7%
Earnings (loss) from continuing operations before the following	(2,358)	4,281	(6,639)	-155.1%
Interest expense, net	10,004	6,145	3,859	62.8%
Income tax expense (benefit)	(2,875)	416	(3,291)	-791.1%
Loss from continuing operations(2),(3)	(9,487)	(2,280)	(7,207)	-316.1%
Earnings from discontinued operations	2,752	-	2,752	-
Net loss	(6,735)	(2,280)	(4,455)	-195.4%
Dividends and accretion on preferred stock	(2,279)	(3,445)	1,166	33.8%

Loss attributable to common shareholders(4)	(9,014)	(5,725)	(3,289)	-57.4%

(1) The following table presents a reconciliation of segment operating income/loss to "earnings (loss) from continuing operations before the following" on the consolidated statements of operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended October 1, 2022 and October 2, 2021" table regarding the use of this non-GAAP measure).

SUNOPTA INC.	31	October 1, 2022 Form 10-Q

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the three quarters ended	$	$	$	$

October 1, 2022
Segment operating income (loss)	29,106	6,865	(16,302)	19,669
Other income (expense), net	(22,538)	2,044	(1,533)	(22,027)
Earnings (loss) from continuing operations before the following	6,568	8,909	(17,835)	(2,358)

October 2, 2021
Segment operating income (loss)	30,014	(6,858)	(11,427)	11,729
Other expense, net	(90)	(6,506)	(852)	(7,448)
Earnings (loss) from continuing operations before the following	29,924	(13,364)	(12,279)	4,281

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

(2) The following table presents a reconciliation of adjusted earnings from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended October 1, 2022 and October 2, 2021" table regarding the use of this non-GAAP measure).

	October 1, 2022		October 2, 2021
		Per Share		Per Share
For the three quarters ended	$	$	$	$
Loss from continuing operations	(9,487)		(2,280)
Dividends and accretion on preferred stock	(2,279)		(3,445)
Loss from continuing operations attributable to common shareholders	(11,766)	(0.11)	(5,725)	(0.06)
Adjusted for:
Loss on classification of sunflower business as held for sale(a)	23,227		-
Gain on sale of frozen fruit processing facility(b)	(3,779)		-
Facility closure costs(c)	1,812		-
Start-up costs(d)	1,329		-
Business development costs(e)	874		3,568
Costs related to exit from fruit ingredient processing facility(f)	-		4,602
Restructuring costs(g)	-		1,432
Workforce reduction charges(h)	-		499
Other(i)	767		287
Net income tax effect(j)	(6,370)		(2,141)
Adjusted earnings	6,094	0.06	2,522	0.02

(a) Reflects the loss on the classification of the sunflower business as held for sale at the end of the third quarter of 2022, which was recorded in other expense.

(b) Reflects the gain on sale of our frozen fruit processing facility located in Oxnard, California, which was recorded in other income.

(c) Facility closure costs mainly related to the relocation of certain equipment from the sold Oxnard facility to our Mexican facility, which were recorded in other expense.

(d) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For the first three quarters of 2022, start-up costs mainly related to new employee hires for our plant-based beverage facility under construction in Midlothian, Texas, and the integration of the Dream and WestSoy brands, which were recorded in cost of goods sold ($1.1 million) and SG&A expenses ($0.2 million).

(e) Represents third-party costs associated with business development activities, including costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. For the first three quarters of 2022, these costs related to actions undertaken to optimize non-core assets, including the sale of the sunflower business, as well as costs related to our inaugural Investor Day held in June 2022, which were recorded in SG&A expenses. For the first three quarters of 2021, these costs were mainly related to the transition of the Dream and WestSoy brands, acquired in April 2021, and project development activities related to our new plant in Midlothian, Texas, which were recorded in SG&A expenses ($2.9 million), together with professional fees incurred in connection with post-closing matters related to the 2020 divestiture of our global ingredients business, Tradin Organic, which were recorded in other expense ($0.7 million).

(f) For the first three quarters of 2021, represents asset impairment charges, together with employee termination and asset relocation costs related to the exit from our former South Gate, California, fruit ingredient processing facility, which were recorded in other expense.

(g) For the first three quarters of 2021, represents costs to complete the exit from our former Santa Maria, California, frozen fruit processing facility, which were recorded in other expense.

SUNOPTA INC.	32	October 1, 2022 Form 10-Q

(h) For the first three quarters of 2021, represents employee termination costs related to workforce reduction actions in our frozen fruit operations, which were recorded in other expense.

(i) For the first three quarters of 2022 and 2021, other mainly reflects the settlement of certain legal and contractual matters, together with losses on the disposal of assets, which were recorded in other expense.

(j) Reflects the tax effect of the preceding adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment.

(3) The following table presents a reconciliation of segment operating income and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended October 1, 2022 and October 2, 2021" table regarding the use of this non-GAAP measure).

	October 1, 2022	October 2, 2021
For the three quarters ended	$	$
Loss from continuing operations	(9,487)	(2,280)
Income tax expense (benefit)	(2,875)	416
Interest expense, net	10,004	6,145
Other expense, net	22,027	7,448
Total segment operating income	19,669	11,729
Depreciation and amortization	28,515	25,790
Stock-based compensation	9,691	9,593
Start-up costs(a)	1,329	-
Business development costs(b)	874	2,940
Adjusted EBITDA	60,078	50,052

(a) For the first three quarters of 2022, start-up costs mainly related to new employee hires for our plant-based beverage facility under construction in Midlothian, Texas, and the integration of the Dream and WestSoy brands acquired in April 2021, which were recorded in cost of goods sold ($1.1 million) and SG&A expenses ($0.2 million).

(b) For the first three quarters of 2022, business development costs related to actions undertaken to optimize non-core assets, including the sale of the sunflower business, as well as costs related to our Investor Day, which were recorded in SG&A expenses. For the first three quarters of 2021, these costs related to the integration of the Dream and WestSoy brands and project development activities related to our new plant in Midlothian, Texas, which were recorded in SG&A expenses.

(4) Refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended October 1, 2022 and October 2, 2021" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the three quarters ended October 1, 2022 increased by 17.3% to $713.4 million from $608.4 million for the three quarters ended October 2, 2021, reflecting 21.3% revenue growth in the Plant-Based Foods and Beverages segment and 12.0% revenue growth in the Fruit-Based Foods and Beverages segment. The change in revenues from the first three quarters of 2021 to the first three quarters of 2022 was due to the following:

	Plant-Based		Fruit-Based
	Foods and Beverages		Foods and Beverages		Consolidated
	$	%	$	%	$	%
2021 revenues	345,680		262,712		608,392
Price	43,542	12.6%	29,550	11.2%	73,092	12.0%
Volume/Mix	26,192	7.6%	1,958	0.7%	28,150	4.6%
Acquisition	3,735	1.1%	-	-	3,735	0.6%
2022 revenues	419,149	21.3%	294,220	12.0%	713,369	17.3%

Note: percentages may not add due to rounding.

For the three quarters ended October 1, 2022, the 21.3% increase in revenues for the Plant-Based Foods and Beverages segment reflected a 12.6% overall increase in pricing, a favorable volume/mix impact of 7.6%, and 1.1% of incremental revenue in the first quarter of 2022 related to the acquisition of the Dream and WestSoy brands in April 2021. The increase in pricing was driven by pricing actions taken with customers to offset inflationary cost increases, together with the pass-through effect of higher sunflower commodity pricing. Volume/mix was favorable mainly due to growth from our oat-based product offerings and teas, partially offset by softer volumes of sunflower and lower demand for everyday broths.

For the three quarters ended October 1, 2022, the 12.0% increase in revenues for the Fruit-Based Foods and Beverages segment reflected an 11.2% overall increase in pricing and a favorable volume/mix impact of 0.7%. The increased pricing reflected pricing actions taken to offset commodity inflation incurred on fruit inventories and other inflationary cost increases. The favorable volume/mix impact reflected strong demand for fruit snacks and the introduction of smoothie bowls, which reflected the volume impact of our frozen fruit portfolio rationalization efforts, together with lower consumer demand for retail frozen fruit due to higher prices resulting from inflation.

SUNOPTA INC.	33	October 1, 2022 Form 10-Q

Consolidated gross profit increased $14.6 million, or 18.3%, to $94.3 million for the three quarters ended October 1, 2022, compared with $79.7 million for the three quarters ended October 2, 2021. Consolidated gross margin for the three quarters ended October 1, 2022 was 13.2% compared to 13.1% for the three quarters ended October 2, 2021, an increase of 10 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $2.3 million to $64.0 million for the three quarters ended October 1, 2022, compared with $61.8 million for the three quarters ended October 2, 2021, while gross margin decreased to 15.3% in the first three quarters of 2022 from 17.9% in the first three quarters of 2021. The 260-basis point decrease in gross margin reflected an estimated 200 basis-point decline due to the dilutive effect of pass-through pricing to recover cost inflation on raw materials and packaging, together with the impacts of higher labor and utility costs, increased inventory reserves, and higher depreciation expense. In addition, we incurred start-up costs of $1.2 million (0.3% gross margin impact) in connection with our new plant in Midlothian, Texas, and the integration of the Dream and WestSoy brands. All of these factors were partially absorbed through higher production volumes and plant utilization in our plant-based beverage and ingredient operations.

Gross profit for the Fruit-Based Foods and Beverages segment increased $12.3 million to $30.2 million for the three quarters ended October 1, 2022, compared with $17.9 million for the three quarters ended October 2, 2021, and gross margin increased to 10.3% in the first three quarters of 2022 from 6.8% in the first three quarters of 2021. The 350-basis point improvement in gross margin reflected the benefits of portfolio rationalizations for frozen fruit and manufacturing cost savings from the consolidation of our fruit processing facilities. These factors were partially offset by an estimated 70 basis-point decline due to the dilutive effect of pass-through pricing to recover commodity cost inflation, together with increases in freight and storage rates, a higher mix of low-margin fruit juice sales, and frozen fruit inventory losses due to excess spoilage during handling.

For the three quarters ended October 1, 2022, we realized total segment operating income of $19.7 million, compared with $11.7 million for the three quarters ended October 2, 2021. The $7.9 million increase in total segment operating income reflected higher gross profit, as described above, partially offset by a $6.8 million increase in SG&A expenses and a $0.5 million increase in amortization expense related to the acquired Dream and WestSoy brand name intangible assets. The increase in SG&A expenses was mainly due to higher employee compensation costs, including incremental 2022 incentive plan accruals based on performance, and a one-time bonus of $1.6 million recognized in the first quarter of 2022 to reward employees for improved performance, partially offset by cost savings related to headcount reductions in our frozen fruit operations in August 2021. In addition, we recognized a favorable year-over-year foreign exchange impact related to our Mexican operations of $0.7 million.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Operating Segment Information."

Other expense was $22.0 million for the three quarters ended October 1, 2022, compared with other expense of $7.4 million for the three quarters ended October 2, 2021. Other expense in the first three quarters of 2022 mainly reflected a pre-tax loss of $23.2 million recognized on the classification of the sunflower business as held for sale, together with costs to relocate equipment from our sold Oxnard, California, frozen fruit processing facility to our Mexican facility, partially offset by a pre-tax gain of $3.8 million realized on the sale of the Oxnard facility. Other expense in the first three quarters of 2021 mainly reflected plant closure costs related to the consolidation of our fruit processing facilities, together with employee termination costs related to the workforce reduction in our frozen fruit operations.

Net interest expense increased by $3.9 million to $10.0 million for the three quarters ended October 1, 2022, compared with $6.1 million for the three quarters ended October 2, 2021, resulting from an increase in outstanding debt to finance capital expansion projects and fund working capital requirements, together with the impact of higher interest rates.

Income tax benefit was $2.9 million on pre-tax loss of $12.4 million for the three quarters ended October 1, 2022, compared with an income tax expense of $0.4 million on a pre-tax loss of $1.9 million for the three quarters ended October 2, 2021. Excluding the impact of stock-based compensation and other non-deductible expenses on pre-tax earnings, our effective tax rate was approximately 26% for the first three quarters of 2022, compared with approximately 27% for the first three quarters of 2021.

Loss from continuing operations for the three quarters ended October 1, 2022 was $9.5 million, which was inclusive of an after-tax loss on the held-for-sale sunflower business of $16.9 million and an after-tax gain on the sale of the Oxnard facility of $2.7 million, compared with a loss of $2.3 million for the three quarters ended October 1, 2022. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.11 for the three quarters ended October 1, 2022, compared with a loss per share $0.06 for the three quarters ended October 2, 2021.

SUNOPTA INC.	34	October 1, 2022 Form 10-Q

Earnings from discontinued operations of $2.8 million for the three quarters ended October 1, 2022, were related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of our global ingredients business, Tradin Organic.

We realized a loss attributable to common shareholders of $9.0 million (diluted loss per share of $0.08) for the three quarters ended October 1, 2022, inclusive of the after-tax loss on the held-for-sale sunflower business of $16.9 million and after-tax gain on the sale of the Oxnard facility of $3.2 million, compared with a loss attributable to common shareholders of $5.7 million (diluted loss per share of $0.06) for the three quarters ended October 2, 2021.  The loss attributable to common shareholders included dividends and accretion on preferred stock of $2.3 million and $3.4 million in the first three quarters of 2022 and 2021, respectively. The decline in preferred stock dividends and accretion reflected the exchange of all of the shares of Series A preferred stock for shares of our common stock in February 2021. Outstanding preferred stock since February 2021 consists entirely of our Series B-1 preferred stock.

For the three quarters ended October 1, 2022, adjusted earnings were $6.1 million, or $0.06 per diluted share, compared with adjusted earnings of $2.5 million, or $0.02 per diluted share for the three quarters ended October 2, 2021. Adjusted EBITDA for the three quarters ended October 1, 2022 was $60.1 million, compared with $50.1 million for the three quarters ended October 2, 2021. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Plant-Based Foods and Beverages For the three quarters ended	October 1, 2022	October 2, 2021	Change	% Change

Revenues	$419,149	$345,680	$73,469	21.3%
Gross profit	64,026	61,751	2,275	3.7%
Gross margin	15.3%	17.9%		-2.6%

Operating income	$29,106	$30,014	$(908)	-3.0%
Operating margin	6.9%	8.7%		-1.8%

Plant-Based Foods and Beverages contributed $419.1 million in revenues for the three quarters ended October 1, 2022, compared to $345.7 million for the three quarters ended October 2, 2021, an increase of $73.5 million, or 21.3%. The table below explains the increase in revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the three quarters ended October 2, 2021	$345,680
Benefit of pricing actions taken to offset input cost inflation, together with sales volume growth for oat-based product offerings, and other varieties of plant-based beverages and teas, partially offset by lower demand for everyday broths	62,470
Increased commodity pricing for sunflower, partially offset by lower volumes	7,264
Incremental revenue in the first quarter of 2022 related to the acquisition of the Dream and WestSoy brands in April 2021	3,735
Revenues for the three quarters ended October 1, 2022	$419,149

Gross profit in Plant-Based Foods and Beverages increased by $2.3 million to $64.0 million for the three quarters ended October 1, 2022, compared to $61.8 million for the three quarters ended October 2, 2021. The table below explains the increase in gross profit:

SUNOPTA INC.	35	October 1, 2022 Form 10-Q

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the three quarters ended October 2, 2021	$61,751
Higher volumes and pricing for plant-based beverages and ingredients, including the incremental contribution in the first quarter of 2022 from the acquisition of the Dream and WestSoy brands in April 2021, partially offset by higher manufacturing plant spend due to inflationary pressures on wage costs and utility rates, together with higher inventory reserves, incremental depreciation of new production equipment for capital expansion projects, and start-up costs incurred for our new plant in Midlothian, Texas	2,642
Lower volumes of sunflower, partially offset by higher pricing spreads	(367)
Gross profit for the three quarters ended October 1, 2022	$64,026

Operating income in Plant-Based Foods and Beverages decreased by $0.9 million to $29.1 million for the three quarters ended October 1, 2022, compared to $30.0 million for the three quarters ended October 2, 2021. The table below explains the decrease in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the three quarters ended October 2, 2021	$30,014
Increase in corporate cost allocation, mainly related to incremental 2022 incentive plan accruals allocable to operating segment employees	(3,126)
Incremental amortization of the acquired Dream and WestSoy brand name intangible assets, together with higher employee compensation costs and sales and marketing expenses, partially offset by reduced third-party consulting costs related to the acquisition and integration of the Dream and WestSoy brands in 2021	(57)
Increase in gross profit, as explained above	2,275
Operating income for the three quarters ended October 1, 2022	$29,106

Fruit-Based Foods and Beverages For the three quarters ended	October 1, 2022	October 2, 2021	Change	% Change

Revenues	$294,220	$262,712	$31,508	12.0%
Gross profit	30,246	17,930	12,316	68.7%
Gross margin	10.3%	6.8%		3.5%

Operating income (loss)	$6,865	$(6,858)	$13,723	200.1%
Operating margin	2.3%	-2.6%		4.9%

Fruit-Based Foods and Beverages contributed $294.2 million in revenues for the three quarters ended October 1, 2022, compared to $262.7 million for the three quarters ended October 2, 2021, an increase of $31.5 million, or 12.0%. The table below explains the increase in revenues:

SUNOPTA INC.	36	October 1, 2022 Form 10-Q

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the three quarters ended October 2, 2021	$262,712
Higher sales volumes and pricing for fruit snacks and incremental revenue from the introduction of smoothie bowls	20,437
Benefit of pricing actions taken to offset commodity inflation incurred on fruit inventories and other inflationary cost increases, partially offset by lower volumes due to our frozen fruit portfolio rationalization efforts, together with lower retail sales of frozen fruit due to the impact of higher prices on consumer demand	11,071
Revenues for the three quarters ended October 1, 2022	$294,220

Gross profit in Fruit-Based Foods and Beverages increased by $12.3 million to $30.2 million for the three quarters ended October 1, 2022, compared to $17.9 million for the three quarters ended October 2, 2021. The table below explains the increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the three quarters ended October 2, 2021	$17,930
Improved margin profile from portfolio rationalizations and reduced manufacturing cost base within our frozen fruit operations, together with higher pricing for retail frozen fruit, partially offset by lower sales volumes, a higher mix of low-margin fruit juice sales, and frozen fruit inventory losses due to excess spoilage during handling	9,395
Higher sales volumes and pricing for fruit snacks, together with increased production volumes and plant efficiencies in our fruit snack operations	2,921
Gross profit for the three quarters ended October 1, 2022	$30,246

Operating income in Fruit-Based Foods and Beverages increased by $13.7 million to $6.9 million for the quarter ended October 1, 2022, compared to an operating loss of $6.9 million for the quarter ended October 2, 2021. The table below explains the increase in operating income:

Fruit-Based Foods and Beverages Operating Income Changes
Operating loss for the three quarters ended October 2, 2021	$(6,858)
Increase in gross profit, as explained above	12,316
Lower employee compensation costs due to a workforce reduction in August 2021, together with a favorable foreign exchange impact within our frozen fruit operations in Mexico	1,807
Increase in corporate cost allocation, mainly related to incremental 2022 incentive plan accruals allocable to operating segment employees	(400)
Operating income for the three quarters ended October 1, 2022	$6,865

Corporate Services For the three quarters ended	October 1, 2022	October 2, 2021	Change	% Change

Operating loss	$(16,302)	$(11,427)	$(4,875)	-42.7%

Operating loss at Corporate Services increased by $4.9 million to $16.3 million for the three quarters ended October 1, 2022, compared to a loss of $11.4 million for the three quarters ended October 2, 2021. The table below explains the increase in operating loss:

SUNOPTA INC.	37	October 1, 2022 Form 10-Q

Corporate Services Operating Loss Changes
Operating loss for the three quarters ended October 2, 2021	$(11,427)
Higher employee compensation costs, including incremental 2022 incentive plan accruals based on performance, and one-time bonus of $1.6 million recognized in the first quarter of 2022 to reward employees for improved performance, together with costs related to our 2022 Investor Day of $0.5 million, partially offset by lower business development costs	(8,303)
Higher variable stock-based compensation, based on improved performance	(98)
Increase in corporate cost allocations, mainly related to the portion of the incremental 2022 incentive plan accruals allocable to operating segment employees	3,526
Operating loss for the three quarters ended October 1, 2022	$(16,302)

Liquidity and Capital Resources

On December 31, 2020, we entered into a five-year credit agreement, as amended, for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity. As at October 1, 2022, we had outstanding borrowings under the revolving credit facility of $154.0 million (January 1, 2022 - $153.3 million), and available borrowing capacity of approximately $75 million (January 1, 2022 - $67 million). The credit agreement also provides a five-year, $75 million delayed draw term loan, to be used for capital expenditures, which may be drawn upon up to March 31, 2023. As at October 1, 2022, we had $37.4 million drawn on the term loan facility mainly to finance the purchase of equipment for our new plant-based beverage facility under construction in Midlothian, Texas. For more information on our asset-based credit facilities see note 5 to the unaudited consolidated financial statements included in this report.

During the first three quarters of 2022, we recognized additional finance lease liabilities in the amount of $73.0 million, mainly related to the buildouts of our Midlothian, Texas, facility, and our executive office and innovation center located in Eden Prairie, Minnesota, together with the addition of new processing equipment at our Allentown, Pennsylvania, plant-based beverage facility, and plant improvements at our Alexandria, Minnesota, plant-based beverage facility. For more information on our operating and finance lease obligations, including maturity dates, see note 4 to the unaudited consolidated financial statements included in this report.

As at October 1, 2022, our subsidiary, SunOpta Foods Inc., had 30,000 shares of Series B-1 preferred stock issued and outstanding. The Series B-1 preferred stock currently has a liquidation preference of approximately $1,015 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share. Cumulative preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, which presently equates to quarterly dividend distributions of approximately $0.6 million, and 10.0% of the liquidation preference thereafter. For more information on the Series B-1 preferred stock, see note 6 to the unaudited consolidated financial statements included in this report.

There have been no material changes outside the normal course of business in the nature of our contractual obligations since January 1, 2022.

We believe that our operating cash flows and proceeds from the sale of businesses and assets, together with our revolving and term loan credit facilities, and access to lease financing, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us. In addition, we may explore other sales of selected businesses or assets from time to time to improve our profitability, reduce our indebtedness, and/or improve our position to obtain additional financing.

SUNOPTA INC.	38	October 1, 2022 Form 10-Q

Cash Flows

Summarized cash flow information for the periods ended October 1, 2022 and October 2, 2021 is as follows:

	For the quarter ended			For the three quarters ended
	October 1, 2022	October 2, 2021	Change	October 1, 2022	October 2, 2021	Change
	$	$	$	$	$	$
Net cash flows provided by (used in):
Operating activities of continuing operations	19,973	5,065	14,908	33,062	(41,097)	74,159
Investing activities of continuing operations	(21,908)	(17,436)	(4,472)	(80,486)	(57,762)	(22,724)
Financing activities of continuing operations	1,841	12,176	(10,335)	53,980	112,472	(58,492)
Discontinued operations	-	-	-	(6,324)	(13,580)	7,256

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations increased $14.9 million and $74.2 million for the quarter and three quarters ended October 1, 2022, respectively, compared with the corresponding periods of 2021. The increases in cash provided reflected a normalization of frozen fruit inventory purchases in the current year periods, compared with a need to replenish those inventories in the corresponding periods of 2021, following a shortfall in supply in 2020, partially offset by the year-over-year impact of higher commodity prices for frozen fruit, and higher inventory levels to support the growth in our fruit snacks operations. In addition, the increases in cash provided reflected our improved operating performance in the current year periods, together with increased working capital efficiency through the selective use of early payment programs offered by some of our major customers, and improved payment terms with certain of our suppliers.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations increased $4.5 million and $22.7 million for the quarter and three quarters ended October 1, 2022, respectively, compared with the corresponding periods of 2021. Investing cash flows reflected additions to property, plant and equipment of $38.0 million and $100.8 million in the third quarter and first three quarters of 2022, compared with additions of $18.4 million and $35.0 million in the corresponding periods of 2021. Capital expenditures in 2022 were mainly related to the construction of our new plant-based beverage facility in Midlothian, Texas, together with the completion of our executive office and innovation center in Eden Prairie, Minnesota, and other expansion projects within our plant-based and fruit snacks operations. Investing cash inflows for the quarter and three quarters ended October 1, 2022, included net proceeds of $16.1 million received on the sale of our Oxnard, California, frozen fruit processing facility, while investing cash outflows for the first three quarters of 2021 included $25.1 million paid to acquire the Dream and WestSoy brand name intangible assets.

Financing Activities of Continuing Operations

Cash provided by financing activities of continuing operations decreased $10.3 million and $58.5 million for the quarter and three quarters ended October 1, 2022, respectively, compared with the corresponding periods of 2021. The decreases in cash provided mainly reflected reduced levels of revolver borrowings required to fund changes in working capital in the current year periods, partially offset by increased borrowings of long-term debt related to term loan and lease financing for capital projects.

Discontinued Operations

Cash used in investing activities of discontinued operations of $6.3 million for the three quarters ended October 1, 2022, related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of Tradin Organic, while cash used in investing activities of discontinued operations of $13.4 million for the three quarters ended October 2, 2021, related to the settlement of transaction costs accrued in connection with the Tradin Organic sale.

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

SUNOPTA INC.	39	October 1, 2022 Form 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of October 1, 2022.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended October 1, 2022. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended October 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	40	October 1, 2022 Form 10-Q

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

Item 6. Exhibits

The following exhibits are included as part of this report.

10.1*†	SunOpta Inc. 2022 Short Term Incentive Plan

10.2*†	SunOpta Inc. 2022 Long Term Incentive Plan

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	41	October 1, 2022 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 10, 2022	/s/ Scott Huckins
Scott Huckins
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	42	October 1, 2022 Form 10-Q