Form 10-K
period 2022-12-31
SunOpta Inc.
filed 2023-03-01
CIK 351834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

(952) 820-2518

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	STKL	The Nasdaq Stock Market LLC
Common Shares	SOY	Toronto Stock Exchange

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
Yes ☒  No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officer during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price as reported on the NASDAQ Global Select Market for the registrant's common shares on July 2, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $650 million.

The number of shares of the registrant's common stock outstanding as of February 24, 2023 was 107,948,348.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.

FORM 10-K

For the year ended December 31, 2022

SUNOPTA INC.	1	December 31, 2022 Form 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 ("Form 10-K") to "SunOpta," the "Company," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated. Other amounts may be presented in thousands of Canadian dollars ("C$"), Mexican pesos ("M$"), and euros ("€").

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; our expectations regarding the future profitability of our plant-based and fruit-based businesses, including anticipated results of operations, revenue trends, and gross margin profiles; the expected impact of the inflationary cost environment on our business, including raw material, packaging, labor, energy, fuel and transportation costs; the expected impact of pricing actions on sales volumes and gross margins; the expected impact of cost containment measures and productivity initiatives; our expectations regarding customer demand, consumer preferences, competition, sales pricing, availability and pricing of raw material inputs, and timing and cost to complete capital expansion projects; our ability to successfully execute on our capital investment plans, and the viability of those plans; the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees; the impact of the ongoing conflict between Russia and Ukraine, including the potential for broader economic disruption; disruptions or inefficiencies in the supply chain, including any impact of COVID-19; the impact of foreign exchange fluctuations; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of debt, working capital needs, planned capital expenditures; and our ability to obtain additional financing or issue additional debt or equity securities; our intentions related to the potential sale of selected businesses, operations, or assets; the outcome of litigation to which we may, from time to time, be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the impact of global economic conditions, including inflation, interest rates, and energy availability; the impact of health crises, including the COVID-19 pandemic; the impact of the ongoing conflict between Russia and Ukraine, including the potential for broader economic disruption; our ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; issues affecting our supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortages, employee turnover, and labor cost increases; business interruptions due to weather events, natural disasters, other unexpected events or public health crises, including COVID-19; the potential loss of one or more of our key customers; our ability to identify, interpret and react to changes in consumer preferences and demand; our ability to effectively respond to competitive factors, including product innovations of our competitors; impairments of long-lived assets or goodwill; a failure to realize some or all of the anticipated benefits from our capital investment plans; a failure to successfully integrate or divest businesses, operations, or assets; global economic and financial conditions on availability of financing and interest rates; the effects of increased debt levels and service obligations on our ability to borrow or the cost of any such additional borrowing, on our credit rating, and on our ability to react to certain economic and industry conditions; the impacts of severe weather events, natural disasters, and climate change on the supply and cost of raw and packaging materials, as well as energy, fuel and water; the availability and pricing of non-GMO and organic ingredients; volatility in foreign exchange rates; product quality, labeling, or safety concerns; changes in government regulations and policies, and changes in legal and regulatory requirements and enforcement practices, including food and health, data privacy and protection, trade and taxation, and environmental, social and governance matters; infringements of our intellectual property; risks associated with our information technology systems, including the threat of data breaches and cyber-attacks; and other risks described herein under Part I, Item 1A "Risk Factors."

SUNOPTA INC.	2	December 31, 2022 Form 10-K

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

SUNOPTA INC.	3	December 31, 2022 Form 10-K

PART I

Item 1. Business

The Company

SunOpta Inc., a corporation organized under the laws of Canada in 1973, is a U.S.-based global pioneer fueling the future of sustainable, plant-based and fruit-based foods and beverages. With a focus on health and sustainability, the core of our diverse product portfolio is our range of non-genetically modified ("non-GMO"), organic, and gluten-free plant-based beverages, including oat, almond, soy, coconut and rice milks and creamers, which have a favorable climate profile relative to traditional dairy milks in terms of lower carbon emissions and water usage.

We manufacture and sell the following:

  private label products to retail and foodservice customers;
  branded products under co-manufacturing agreements to other branded food companies for their distribution;
  branded products under our own proprietary brands to retail and foodservice customers; and
  bulk ingredients for use by foodservice customers and other food manufacturers.

Our employees and 10 manufacturing facilities are principally located in the U.S., as well as Mexico and Canada. Our corporate headquarters is located in Eden Prairie, Minnesota, together with our innovation center and pilot plant.

Reportable Segments and Principal Products

The following is a description of the principal activities and products that comprise our operating and reportable segments:

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and powder ingredients, utilizing oat, almond, soy, coconut, rice, hemp, and other bases, as well as everyday broths, teas, and nutritional beverages. In addition, our former sunflower business, which packaged dry- and oil-roasted inshell sunflower and sunflower kernels and processed raw sunflower inshell and kernel for food and feed applications, was part of this segment until it was sold on October 11, 2022.
  Fruit-Based Foods and Beverages - We offer individually quick frozen ("IQF") fruit for retail, including strawberries, blueberries, mango, pineapple, and other berries and blends, and IQF and bulk frozen fruit for foodservice, including toppings, purées, and smoothies. In addition, we offer fruit snacks, including bars, twists, ropes, and bite-sized varieties, as well as fruit smoothie bowls.

In 2022, we derived 60% (2021 - 58%) of our revenues from the sale of plant-based foods and beverages, and 40% (2021 - 42%) from the sale of fruit-based offerings.

Additional information regarding our segments is presented in note 21 to the consolidated financial statements at Item 15 of this Form 10-K.

Recent Developments

Midlothian, Texas, Manufacturing Facility

In February 2023, we officially opened our newly constructed, 285,000 square foot plant-based beverage manufacturing facility in Midlothian, Texas. As part of a three-year, approximately $200 million capital investment into our plant-based manufacturing operations, this facility significantly increases our plant-based beverage production capacity and capabilities, including the addition of 330 milliliter packaging options, which is the common format for nutritional beverages. Together with our existing plant-based production facilities in California, Minnesota, and Pennsylvania, the Texas location completes our "diamond-shaped" manufacturing network within the U.S., allowing us to be nearer to the markets we serve in order to lower transportation usage and reduce carbon emissions. Additionally, the Midlothian facility was constructed using recycled and recyclable materials where feasible and has been fitted with resource efficient heating and cooling, water treatment, and lighting systems.

SUNOPTA INC.	4	December 31, 2022 Form 10-K

We commenced commercial production on the first high-speed aseptic processing and packaging line in February 2023, with the start-up of the 330-milliliter packaging line planned for the second quarter of 2023. Production levels and plant utilization within the facility are expected to ramp-up through 2024, as we continue our business development efforts to fill remaining open capacity.

Sale of Sunflower Business

On October 11, 2022, we completed the sale of 100% of the assets and liabilities of our sunflower business and related roasted snacks operations, which operated from three processing facilities located in Minnesota and North Dakota. The sale of the sunflower commodity business was consistent with our strategic priority of optimizing our non-core businesses and focusing on high-growth, high-return opportunities.

Customers and Competition

We sell our plant-based and fruit-based food and beverage products through various distribution channels, including large retailers and club stores, branded food companies, foodservice distributors, quick service and casual dining restaurants, and food manufacturers, located principally in the U.S. We generally conduct our business with customers based on purchase orders or pursuant to contracts that are terminable by either party following a designated notice period. However, some of our contracts may extend for several years and/or include volume purchase commitments. In 2022, our ten largest customers accounted for approximately 74% of our consolidated revenues, including approximately 72% of our Plant-Based Foods and Beverages segment revenues and approximately 76% of our Fruit-Based Foods and Beverages segment revenues.

Our plant-based and fruit-based food and beverage operations compete with major branded and private-label food manufacturers. Our customers do not typically commit to buy predetermined amounts of products and many customers utilize bidding procedures to select vendors. As a result, price is often a key competitive factor in winning bids and retaining customers, along with product quality, food safety, innovation, and customer service. We believe that our access to an established network of growers and suppliers, the strategic locations of our manufacturing and distribution facilities, our in-house processing and packaging capabilities, and our innovation center and pilot plant, allows us to compete effectively.

Raw Materials

Our raw materials primarily consist of agricultural commodities and ingredients. Principal commodities included in our products include strawberries, oats, almonds, and soybeans. Fresh and frozen berries are sourced directly from growers and suppliers primarily located in Mexico, the U.S., and South America. We source oats, almonds, and soybeans directly from established suppliers mainly within the U.S. and Canada. For critical raw materials, we identify and qualify alternate sources of supply, where possible. For certain organic ingredients, we are party to a long-term supply agreement with Tradin Organic, our former global organic ingredients business, which we sold in 2020.

Agricultural commodities and ingredients are subject to fluctuations in market price caused by weather, growing and harvesting conditions, market conditions, including inflationary cost increases, and other factors beyond our control. Where possible, we mitigate the input price volatility by entering into annual purchase arrangements with our suppliers and by incorporating pass-through pricing adjustment clauses into our contracts with customers.

We rely on our packaging suppliers to ensure delivery of often unique, portable, and convenient consumer packaging formats. In our plant-based beverage processing facilities, we specialize in the use of Tetra Pak processing and packaging equipment in a variety of package sizes, and an array of opening types and extended shelf-life options. Over 95% of our packaging by weight is recyclable, and we are committed to working with our suppliers to innovate and develop new packaging technologies to further reduce the impact on the environment, while maintaining the quality and safety of our products.

Natural gas and electricity are the primary sources of energy used to power our plants and processing equipment, and water is the principal ingredient in many of our products and is essential to our production processes.

Diesel fuel is used in connection with the distribution of our products, and we rely on third-party transportation providers to deliver raw materials, as well as our products to our customers.

Seasonality

We experience seasonality in the procurement, transportation, and processing of strawberries, mainly related to the peak Mexico and California production seasons, which generally occur during the first two quarters of the year. As a result, our short-term financing needs are generally highest in those periods due to crop inventory builds, while cash inflows are typically higher in the second half of the year as inventories are drawn down. Overall, the demand for most of our products does not typically fluctuate significantly in any particular season; however, sales of everyday broths are generally highest in the first and fourth quarters of each year.

SUNOPTA INC.	5	December 31, 2022 Form 10-K

Product Development

Our 24,000 square foot innovation center and pilot plant located in Eden Prairie, Minnesota, supports our product development team of 27 highly trained and experienced food scientists and technologists that are dedicated to the development of innovative food and beverage offerings and addressing product development opportunities for our customers. These opportunities include new and custom formulations, innovations in packaging formats, and new production processes and applications. Applications and technical support provided to our customers include all aspects of product development from concept to commercial launch, as well as ongoing manufacturing and processing support.

Trademarks

We market our own consumer brands under trademarks that we own, including SOWN™, Dream™, West Life™ (formerly WestSoy™) and Sunrise Growers™. While we consider these trademarks to be valuable to the marketing and sale of our proprietary brands, we do not consider any trademark to be of such material importance that its absence would cause a material disruption of our business.

Human Capital

Our Human Capital Management strategy is based on our goal of "Putting the YOU in SunOpta." We develop employee programs, benefits, and compensation to align with four pillars of well-being: physical, financial, social, and emotional. Examples of these initiatives are:

  Offering a competitive compensation and benefit package that includes "choices" for each employee to select which works best for them. Our comprehensive benefits package includes health insurance, company-paid life, accident, and disability insurance, 401(k), employee stock purchase plan, paid time off, paid parental and maternity leave programs, flexible schedules, and a tuition reimbursement program. At the end of 2022, we announced two additional paid personal holidays for our regular, full-time employees called "You Days," which can be taken in recognition of an employee's birthday and work anniversary date.

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

  Talent management and growth is instrumental in developing a sustainable workforce. We provide various opportunities for our employees to learn and grow within SunOpta through individual development plans, on-the-job training, special project assignments, monthly safety training and regular leader led learning sessions. In 2022, we implemented a new Foundational Manager Program created for managers and supervisors with a focus on cross-functional leadership, effective communication, leading through change, influencing with integrity, negotiating, and creative problem solving. We are committed to identifying and developing the talents of our next generation leaders. On an annual basis, we conduct talent assessments across the organization and succession planning for our most critical roles within the organization to identify high potential employees, gaps in capabilities or skills, and bench strength.

  We believe in the power of diversity. We provide training regarding diversity, equity and inclusion for employees to better understand how we can all work together, and be better, by embracing our differences. We foster inclusion by recognizing and supporting activities and initiatives representative of our workforce such as celebrations of Black History month, Hispanic Heritage month, PRIDE, National Native American Heritage month, and our Women's Leadership Program. In 2022, we also kicked off programming for our Hispanic Employee Resource Group.

We encourage our employees to be guided by our MVBs (Most Valued Behaviors) of speed, dedication, problem solving, passion, entrepreneurship, and customer centricity. We have a peer recognition program which allows employees to recognize others who are demonstrating our MVBs. Our leaders also recognize employees through our quarterly awards program. SunOpta conducts an organizational health survey two times each year to check the pulse of our workforce and look for areas of improvement through the lens of all our employees. The average of our survey scores this year were 4.0 on a five-point scale. We engage in communication efforts such as quarterly town halls and monthly all-company huddles that we believe help employees feel they are a part of SunOpta as a whole, not just their individual department or location.

SUNOPTA INC.	6	December 31, 2022 Form 10-K

As of December 31, 2022, we employed 1,453 full-time employees and 493 seasonal employees in North America. Excluding our newly constructed Midlothian facility, our average employee has four years of service and our annual voluntary turnover of employees at the director level or above was 1%. In 2022, our voluntary turnover was 22% across the Company. Except for our employees at our Jacona, Mexico, facility, none of our employees are represented by a collective bargaining group. We continue to focus on increasing employee retention by implementing retention programs and initiatives to increase employee engagement. Employee health and safety is paramount to our success. In addition to our safety training and initiatives at our manufacturing facilities, we track our Total Recordable Incident Rate (TRIR) which ended the year at 1.44, compared to a goal of 1.6.

2022 continued to be a challenging year with the continuation of the COVID-19 global pandemic and evolving variants in addition to supply chain issues and labor shortages. We have been successful in mitigating the effect on our employees by proactively implementing measures early and thoroughly and keeping up to date on recommendations and guidance from the Centers for Disease Control and Prevention (CDC), state, provincial, and local health departments. Our operations teams continued to hold regular meetings to discuss health and safety protocols, best practices, and address employee concerns. In addition, we continued special pay and leave policies related to COVID-19 through the end of 2022.

Environmental, Social and Governance

We are committed to incorporating environmental, social and governance ("ESG") principles into our business strategies and organizational culture. The Corporate Governance Committee of our Board of Directors provides oversight on ESG matters. Details on our ESG commitments and progress are set out in our most recent ESG report (available at sunopta.com/sustainability), which shall not be deemed to be a part of this Form 10-K or incorporated into any of our other filings made with the U.S. Securities and Exchange Commission (the "SEC") or Canadian Securities Administrators (the "CSA").

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

SUNOPTA INC.	7	December 31, 2022 Form 10-K

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
SUNOPTA INC.	8	December 31, 2022 Form 10-K

  Food and Drug Regulations (under the FADA) - food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labeling, advertising, and marketing, and licensing requirements. New requirements regarding nutrition and ingredient labeling and food color were introduced in 2016. In 2022, the Government of Canada, with support from the Canadian Food Inspection Agency (the "CFIA"), amended the Food and Drug Regulations to update the requirements for labelling pre-packaged food products. The amendments to the Food and Drug Regulations are part of the CFIA's initiative to modernize Canada's food labelling system.
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

Intellectual Property

The nature of a number of our products and processes requires that we create and maintain patents, trade secrets and trademarks. Our policy is to protect our technology, brands, and trademarks by, among other things, filing patent applications for technology relating to the development of our business in the U.S. and in selected foreign jurisdictions, registering trademarks in the U.S., Canada and selected foreign jurisdictions where we sell products, and maintaining confidentiality agreements with outside parties and employees.

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

SUNOPTA INC.	9	December 31, 2022 Form 10-K

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

Additionally, the SEC and CSA maintain internet sites that contain reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and CSA, which can be found at http://www.sec.gov and http://www.sedar.com, respectively.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this report. We believe the most significant of these risks and uncertainties are described below, any of which could adversely affect our business, financial condition and results of operations, as well as our cash flows, liquidity, stock price and/or reputation, and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. There may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. Consequently, you should not consider the following to be a complete discussion of all possible risks or uncertainties applicable to our business. These risk factors should be read in conjunction with the other information in this report and in the other documents that we file from time to time with the SEC and the CSA.

Risks Related to Our Company, Business and Operations

Deterioration of global economic conditions, an economic recession, periods of inflation, or economic uncertainty in our key markets may adversely affect customer and consumer spending, as well as demand for our products

Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, interest rates, consumer spending rates, energy availability and costs, the negative impacts caused by public health crises, such as the COVID-19 pandemic, as well as the potential impacts of geopolitical uncertainties, including the ongoing conflict between Russia and Ukraine, and the effect of governmental initiatives to manage economic conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Most of our products are purchased by our customers based on end-user demand from consumers. Some of the factors that may influence consumer spending include general economic conditions, high levels of unemployment, health crises, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates, and general uncertainty regarding the overall future economic environment. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products and could present challenges in collecting our account receivables on a timely basis. Customer demand for our products may not reach our targets or may decline as distributors and retailers seek to reduce inventory positions if there is an economic downturn or economic uncertainty in our key markets. Economic cycles and related fluctuations in customer demand may have a material adverse effect on our business, financial condition, and results of operations.

A pandemic, including COVID-19, could have an adverse impact on our business, financial condition, and results of operations

The severity, magnitude and duration of the current COVID-19 pandemic continues to be uncertain and rapidly changing as a result of new variants and vaccines. The COVID-19 pandemic has caused, and could continue to cause, increased economic uncertainty, including impacts from inflation, interest rates, consumer spending rates, and energy availability and costs. The ongoing implications of the COVID-19 pandemic could adversely impact our business in a number of ways, including but not limited to, significant volatility in customer demand for our products, changes in consumer behavior and preferences, increases in raw material and energy costs, disruptions in our supply chain and manufacturing operations, disruptions to our business expansion plans, limitations on our employees' ability to work and travel due to illness or government restrictions, significant changes in the economic conditions in markets in which we operate, currency and commodity volatility, and pressure on our liquidity. The impact from the COVID-19 pandemic depends on future developments that are beyond our control, such as the emergence and spread of variants, infection rates in areas we operate, the extent and effectiveness of containment actions, including the continued availability and effectiveness of vaccines. If we are unable to anticipate or respond to all implications of the COVID-19 pandemic, including any of the above factors and others that are currently unknown, it could have a material adverse effect on our business, financial condition and results of operations. Furthermore, the items above and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described in this "Risk Factors" section of our Form 10-K, including but not limited to risks of deteriorating global economic conditions, inflationary pressure on costs, and labor shortages.

SUNOPTA INC.	10	December 31, 2022 Form 10-K

We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor, energy, fuel and distribution costs, which may impact our business, financial condition, and results of operations

In recent years, we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging, labor, energy, fuel, freight and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation to continue in 2023. Many of these materials and costs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, the ongoing conflict between Russia and Ukraine, demand for raw materials, weather, growing and harvesting conditions, energy and fuel costs, currency fluctuations, and other factors beyond our control.

Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. Higher product prices may result in lower sales volumes. Consumers may shift to lower priced product offerings, or may forego some purchases altogether, during an economic downturn or times of increased inflationary pressure. To the extent that our efforts to offset cost inflation through price increases, and/or through cost containment measures and productivity initiatives, are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition and results of operations may be materially and adversely affected.

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex. We rely on third-party suppliers for our raw materials and packaging, as well as the distribution of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Additionally, many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continually monitor our inventory and product sales mix against forecasted demand to reduce the risk of not having adequate supplies to meet consumer demand or the risk of having too much inventory that may reach its expiration date. General macroeconomic conditions and the COVID-19 pandemic have increased the challenges of managing our supply chain, and these factors could continue to cause unpredictable supply chain interruptions or other adverse effects on our supply chain. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could decline, which could have a material adverse effect on our business, financial condition, and results of operations.

Part of our supply chain depends in part on a seasonal, temporary workforce comprised primarily of migrant workers. Changes in immigration laws or policies that discourage migration to the U.S. and political or other events (such as war, terrorism, or health crises) that make it more difficult for individuals to immigrate to or migrate throughout the U.S. could adversely affect the migrant worker population and reduce the workforce available for farms and production facilities in the U.S. Additionally, increased competition from other industries for migrant workers could increase our costs and adversely affect our business, financial condition, and results of operations.

If we face labor shortages or increased labor costs, our business, financial condition, and results of operations could be adversely affected

Labor is a primary component of operating our business. Our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified employees. We compete with other companies both within and outside of our industry for talented employees. If we are unable to hire and retain employees capable of performing at a high-level, our ability to efficiently operate our manufacturing facilities and overall business could be adversely affected. Our ability to meet our labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, and governmental labor and employment requirements. In addition, a sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand, costs to hire and train new employees, and increased wage rates and employee benefits to attract and retain employees. An overall labor shortage, lack of skilled labor, increased turnover, labor inflation, and changes in applicable employment laws and regulations, could lead to increased labor costs and/or reduced operating efficiencies, which could have a material adverse impact on our business, financial condition, and results of operations.

SUNOPTA INC.	11	December 31, 2022 Form 10-K

An interruption at one or more of our manufacturing facilities could negatively affect our business, and our business continuity plan may prove inadequate

We own or lease, manage and operate a number of manufacturing, processing, packaging, storage and office facilities. We may be unable to accept and fulfill customer orders as a result of disasters, health crises (such as the COVID-19 pandemic), business interruptions, or other similar events. Some of our inventory and manufacturing facilities are located in areas that are susceptible to harsh weather, and the production of certain of our products is concentrated in a few geographic areas. In addition, we store chemicals used in the equipment for quick freezing of fruit or used for cooling processes during ingredient processing, and our storage of these chemicals could lead to risk of leaks, explosions, or other events. Although we have a business continuity plan, our plan might not address all of the issues we may encounter in the event of a disaster or other unanticipated issues. Our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a disaster, or other catastrophic event were to destroy any part of any of our facilities or interrupt our operations for any extended period of time, or if harsh weather or health crises prevent us from producing and/or delivering products in a timely manner, our business, financial condition and results of operations could be materially and adversely affected.

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

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business and our results of operations. Our ten largest customers accounted for approximately 74% of consolidated revenues for the year ended December 31, 2022. The loss, decrease or cancellation of business with any of our large customers could materially and adversely affect our business, financial condition, and results of operations.

We operate in a highly competitive industry

We operate businesses in the highly competitive food industry in North America. We compete with large U.S. and international food ingredient and consumer-packaged food companies. These competitors may have financial resources larger than ours and may be able to benefit from economies of scale, pricing advantages, long-standing customer relationships, and greater resources for product innovation, and marketing and promotional activities. In addition, we may have to compete for limited supplies of certain raw materials with competitors having greater resources and stronger supplier relationships than we have. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, financial condition and results of operations may be materially and adversely affected.

Product innovations by our competitors could make our food products less competitive

Our competitors include major food manufacturers and consumer-packaged food companies. Many of these companies are engaged in the development of food ingredients and packaged food products and frequently introduce new products into the market. If our competitors introduce products that are more appealing to the tastes and dietary habits of consumers or considered to be of higher quality or value than our products, our sales and market share could decline, which may have a material adverse effect on our profitability.

Consumer food preferences are difficult to predict and may change

Our success depends, in part, on our ability to predict, identify, and interpret the tastes and dietary habits of consumers and to offer products to our customers that appeal to those preferences on a timely and affordable basis. Consumer preferences and trends change based on a number of factors, including product taste and nutrition, food allergies, sustainability values, and animal welfare concerns. Our failure to anticipate and respond to changing consumer preferences on a timely basis could result in reduced demand and price decreases for our products, which could have a material adverse effect on our business, financial condition, and results of operations.

SUNOPTA INC.	12	December 31, 2022 Form 10-K

Impairment charges related to long-lived assets or goodwill could adversely impact our financial condition and results of operations

As at December 31, 2022, we had $321.4 million of property, plant and equipment, $135.6 million of intangible assets, and $82.6 million of operating lease right-of-use assets, as well as $4.0 million of goodwill. In addition, prior to fiscal 2019, we recognized accumulated impairment losses of $213.8 million related to goodwill that arose from business acquisitions.

We perform impairment tests of our long-lived assets annually, or at any time when events occur that could affect the value of these assets. If the results of such assessments were to show that the carrying value of our long-lived assets was not recoverable and the fair value of these assets was less than the carrying value, we would be required to recognize a charge for impairment, and the amount of the impairment charge could be material. Factors which could result in an impairment of a long-lived asset include, but are not limited to, reduced demand or pricing for our products due to increased competition, the loss of a significant customer or market share, or a current expectation that, more likely than not, a long-lived asset may be disposed of before the end of its previously estimated useful life.

Likewise, we perform an annual impairment test for goodwill, or at any time when events occur that could indicate that more likely than not the carrying value of a reporting unit exceeds its fair value. Indicators of goodwill impairment include, but are not limited to, a decline in general economic conditions, an increased competitive environment in which a reporting unit operates, a negative trend in the financial performance and cash flows of the reporting unit, and a more-likely-than-not expectation of selling or disposing of all, or a portion, of a reporting unit.

For the year ended December 31, 2022, we incurred a pre-tax loss on the sale of our sunflower business of $23.2 million, of which a significant portion was comprised of the carrying value of the long-lived assets of the business. In addition, we may explore the disposal of other assets or businesses in the future, which could result in material disposal and impairment charges in future periods, which could adversely impact our business, financial condition, and results of operations. We may also engage in additional acquisitions in the future, which could result in the recognition of additional long-lived assets and goodwill. If the financial performance of the acquired businesses or assets does not meet our expectations, we could be required to record subsequent impairments to the acquired long-lived assets and/or goodwill, which could materially and adversely impact our business, financial condition, and results of operations.

We may not realize some or all of the anticipated benefits of our capital investment plans in the anticipated time frame or at all

We are currently undergoing the largest capital expansion in our company's history, including the construction of our new plant-based beverage facility in Midlothian, Texas. Our capital investment plans often require a substantial amount of management, operational, and financial resources, which may divert our attention and resources from existing businesses, potentially disrupting our operations and adversely affecting our relationships with customers and suppliers. In addition, delays and unexpected costs in connection with the completion of capital expansion projects, or changes in demand and pricing for our products may occur that could result in us not realizing all or any of the anticipated benefits of our capital investment plans on our expected timetable or at all, and there can be no assurance that any benefits we realize from our capital investments will be sufficient to offset the costs that we may incur.

Our operations are subject to the general risks associated with acquisitions and divestitures

We have made several business and asset acquisitions and divestitures in recent years that align with our strategic priority of optimizing our non-core businesses and focusing on high-growth, high-return opportunities. We regularly review strategic opportunities to grow through acquisitions and to divest non-core businesses and/or underperforming assets. Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumptions of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could have a material and adverse impact on our business, financial condition, and results of operations. In addition, acquisitions outside the U.S. or Canada may present unique challenges and increase our exposure to the risks associated with foreign operations.

SUNOPTA INC.	13	December 31, 2022 Form 10-K

We may require additional capital, which may not be available on favorable terms or at all

Our working capital requirements, capital investment plans, and our ability to acquire complementary businesses or assets often require significant financial resources. Our ability to raise capital, through debt or equity financing, is directly related to our ability to both continue to grow our revenues and improve the profitability of our operations. Debt or equity financing may not be available to us on favorable terms or at all. In addition, any potential debt financing could adversely affect our financial condition and increase our exposure to interest rate changes, while any potential equity financing would dilute our current shareholders and may result in a decrease in our share price if we are unable to realize adequate returns.

If we lose the services of our key executives, our business could suffer

Our prospects depend to a significant extent on the continued service of our key executives, and our continued growth depends on our ability to identify, recruit, and retain key management personnel. We do not typically carry key person life insurance on our executive officers. If we lose the services of our key executives or fail to identify, recruit, and retain key management personnel, our business, financial condition and results of operations may be materially and adversely impacted.

Risks Related to Our Indebtedness and Liquidity

Increases in interest rates or changes in our credit ratings may negatively impact our cost of borrowing and access to capital financing

To address inflation, the U.S. Federal Reserve implemented tighter monetary policies in 2022, causing interest rates to rise significantly, which negatively impacted the cost of borrowing on our variable rate debt in 2022, as well as the implicit rate of interest for finance leases that commenced in 2022. As at December 31, 2022, we had total outstanding variable rate debt of approximately $184 million, at a weighted-average interest rate of 6.89% (January 1, 2022 - 2.34%). In addition, as at December 31, 2022, we had approximately $45 million of open finance lease commitments related to planned capital expansion projects. These finance lease commitments typically include a floating lease rate factor based on changes in underlying interest rates prior to the lease commencement date. We expect interest rates to remain at elevated levels in 2023, and we continue to be exposed to further changes in interest rates. In addition, a downgrade in our credit ratings could increase our borrowing costs and could affect our ability to access additional bank or subordinated financing in order to meet our operating and investing needs. As a result, interest rate or credit rating changes could a material negative impact on our business, financial position, and results of operations.

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations

As at December 31, 2022, we have a significant amount of indebtedness outstanding as a result of the capital investments we have made in recent years. The level of our indebtedness and the degree to which we are leveraged could adversely affect our business, financial condition, and results of operations, including, without limitation, increasing our exposure to interest rate fluctuations and impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, or other general corporate purposes. In addition, we may have to use a substantial portion of our cash flow to pay principal and interest on our indebtedness, which may reduce the funds available to us for other purposes. If we do not generate sufficient cash flows to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures, or seeking to raise additional capital. A high level of indebtedness and leverage could also make us more vulnerable to economic downturns and adverse industry conditions and may compromise our ability to capitalize on business opportunities, and to react to competitive pressures as compared to our competitors.

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

SUNOPTA INC.	14	December 31, 2022 Form 10-K

Our business could be materially and adversely affected if we are unable to meet the financial covenants of our credit agreement

Our credit agreement requires us to maintain a minimum fixed charge coverage ratio if excess availability is below certain thresholds and a maximum senior funded leverage ratio covenant with respect to the delayed draw term loan facility. Our ability to comply with the financial covenants under the credit agreement will depend on the success of our businesses, our operating results, and our ability to achieve our financial forecasts. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of the credit agreement. Failure to comply with the financial covenants and other terms could result in an event of default and the acceleration of amounts owing under the credit agreement unless we are able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the credit agreement on terms, including, but not limited to, the payment of consent fees, that may be unfavorable to us. If we fail to comply with the financial covenants and we are unable to negotiate a covenant waiver or replace or refinance the credit agreement on favorable terms, our business, financial condition and results of operations could be materially and adversely impacted.

Our ability to maintain current levels of working capital may be adversely affected if we are unable to utilize supply chain financing ("SCF") programs to extend payment terms for certain suppliers, and accelerate payment terms for certain customers

Our principal source of liquidity is operating cash flows supplemented by debt borrowings for seasonal inventory builds, major capital expenditures, and other significant transactions. To improve working capital efficiency, we utilize SCF programs offered by some of our major customers that allow us to monetize our receivables from those customers earlier than our payment terms would provide. We also offer our own SCF program, through a participating financial institution, to selected suppliers in order to extend payment terms with those suppliers. To the extent that these various SCF programs were terminated, our financial condition, cash flows, and liquidity could be adversely affected by higher working capital levels due to delays in collecting accounts receivables, or by the shortening of supplier payment terms. If working capital is negatively impacted by the termination of these programs, and we are unable to secure alternative financing sources, we may have to increase our debt borrowings, along with the associated interest expense.

Risks Related to Weather, Climate Change, and Other External Factors

Adverse weather conditions and natural disasters could impose costs on our business

Agricultural commodities and ingredients for our products are vulnerable to adverse weather conditions and natural disasters, including windstorms, hurricanes, earthquakes, floods, droughts, fires, and temperature and precipitation extremes, some of which are recurring but difficult to predict, as well as crop disease and infestation. For example, we source most of the oats that we use in the production of our products from Canada, which experienced significantly reduced oat growth and harvest in 2021 due to severe heat and drought. In addition, approximately 10 percent of our strawberry supply is sourced from California, which has experienced severe drought conditions and significant wildfires from time to time, resulting in lost and damaged crops.

Severe weather conditions may occur with higher frequency or may be less predictable in the future due to the effects of climate change. Unfavorable growing and harvesting conditions could reduce both crop size and crop quality. In extreme cases, entire harvests may be lost in some geographic areas. Adverse weather conditions or natural disasters may adversely affect our supply of raw materials or prevent or impair our ability to ship products as planned. These factors may increase raw material acquisition and production costs, decrease our sales volumes and revenues, and lead to additional charges to earnings, which could have a material adverse effect on our business, financial condition, and results of operations.

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, financial condition and results of operations

Long-term climate change impacts on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters may negatively impact the price or availability of agricultural commodities and ingredients, as well as other raw materials and packaging (such as corrugated cardboard) that are necessary for our products. We may also be subjected to decreased availability of and/or less favorable pricing for water, which could adversely impact our manufacturing operations.

There is an increased focus by U.S. federal, state and local regulatory and legislative bodies, as well as foreign bodies, regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability. Increased compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing facilities and our business, as well as increase distribution and supply chain costs. In addition, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.

SUNOPTA INC.	15	December 31, 2022 Form 10-K

Additionally, we might fail to effectively address increased attention from customers, consumers, investors, activists and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. In addition, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our business, financial condition and results of operations may be materially and adversely affected.

Furthermore, we may from time to time establish and publicly announce goals and commitments to reduce our impact on the environment. For example, we have established targets through 2027 to reduce our use of natural gas, electricity and water on a per capita basis as a compared to our 2019 baseline. Our ability to achieve any stated goal or commitment is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include evolving regulatory requirements affecting sustainability standards or disclosures, the development of new environmental technologies to address climate change, and the availability of financing to support climate-related projects. In addition, we may determine that it is in the best interest of our company and our shareholders to prioritize other business investments over the achievement of our current environmental goals and commitments based on economic conditions, changes in our business strategy, or pressure from investors or other stakeholders. If we fail to achieve or are perceived to have failed or been delayed in achieving, or improperly report our progress toward achieving our goals and commitments, it could negatively affect customer and consumer preference for our products or investor confidence in our business, as well as expose us to enforcement actions and litigation.

Our business may be adversely affected by the availability of non-GMO and organic commodities and ingredients

Our ability to ensure a continuing supply of non-GMO and organic commodities and ingredients at competitive prices depends on many factors beyond our control, including the number and size of farms that grow non-GMO and organic crops. The non-GMO and organic raw materials that we use in the production of our products, including, among others, fruits, grains, nuts, sweeteners, and flavorings, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes, and pestilences. Natural disasters and adverse weather conditions can reduce crop size and crop quality, which in turn could reduce our supplies of and/or increase the price of non-GMO and organic raw materials. If our supplies of non-GMO and organic raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition, and results of operations.

Our operations are influenced by agricultural policies

We are affected by governmental agricultural policies such as price supports and acreage set aside programs, and these types of policies may affect our business. The production levels, markets and prices of the agricultural products that we use in our business may be materially affected by government programs, which include acreage control and price support programs of the USDA. Revisions in these and other comparable programs, in the U.S. and elsewhere, could have a material and adverse effect on our business, financial condition, and results of our operations.

Fluctuations in foreign currency exchange rates could adversely affect our business

We are exposed to foreign currency exchange rate fluctuations in our non-U.S.-based operations located in Mexico and Canada, as these operations purchase raw materials and incur operating costs in local currencies. As a result, a weakening of the U.S. dollar relative to the Mexican peso or Canadian dollar may result in an increase in our cost of goods sold and a decrease in our gross margins reported in U.S. dollars. From time to time, we enter into foreign currency exchange contracts to manage our exposure to fluctuations in foreign currency exchange rates; however, these contracts may not effectively limit or eliminate our foreign exchange risk exposure. As a result, future foreign exchange rate fluctuations could adversely affect our business, financial condition, and results of operations.

SUNOPTA INC.	16	December 31, 2022 Form 10-K

Our foreign operations and suppliers expose us to additional risks

Our operations and raw material suppliers outside of the U.S. and Canada expose us to certain risks inherent in doing business abroad, including exposure to local laws and regulations, political and civil unrest, and economic conditions. For example, our frozen fruit processing facility in Mexico is located in the State of Michoacán, near areas where there have been incidents of unrest. If we grow our business globally, we may have difficulty anticipating and effectively managing these and other risks, which could adversely impact our business, financial condition, and results of operations.

Risks Related to Regulations and Litigation

Product liability suits, recalls and threatened market withdrawals, could have a material adverse effect on our business

Many of our products are susceptible to harmful bacteria, and the sale of food products for human consumption involves the risk of injury or illness to consumers. Such injuries may result from inadvertent mislabeling, tampering by unauthorized third parties, faulty packaging materials, product contamination, or spoilage. Under certain circumstances, our customers or we may be required to recall or withdraw products, which may lead to a material and adverse effect on our business, financial condition or results of operations. Our customers may also voluntarily recall or withdraw a product we manufactured or packaged, even without consulting us, which could increase our potential liability and costs and result in lost sales. A product recall or withdrawal could result in significant losses due to the costs of the recall, the destruction of product inventory, and lost sales due to the unavailability of products for a period of time. In addition, a recall or withdrawal may cause us to lose future revenues from, or relationships with, one or more material customers, and the impact of the recall or withdrawal could affect our customers' willingness to continue to purchase related or unrelated products from us or could otherwise hinder our ability to grow our business with those customers. We could also be forced to temporarily close one or more of our manufacturing facilities.

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

Furthermore, future claims or liabilities of this sort might not be covered by our insurance or by any rights of indemnity or contribution that we may have against others. Further, we may incur claims or liabilities for which we are not insured or that exceed the amount of our insurance coverage. A product liability judgment against us or a future product recall could have a material and adverse effect on our business, financial condition, and results of operations.

Litigation and regulatory enforcement concerning marketing and labeling of food products could adversely affect our business and reputation

The marketing and labeling of any food product in recent years has brought increased risk that consumers will bring class action lawsuits and that the FTC and/or state attorneys general will bring legal action concerning the truth and accuracy of the marketing and labeling of the product. Examples of claims that may be asserted in a consumer class action lawsuit include fraud, unfair trade practices, and breach of state consumer protection statutes (such as Proposition 65 in California). The FTC and/or state attorneys general may bring legal actions that seek to remove a product from the marketplace and/or impose fines and penalties. Even if not merited, class claims, actions by the FTC or state attorneys general enforcement actions could be expensive to defend and could adversely affect our reputation with existing and potential customers and consumers, as well as our corporate and brand image, which could have a material and adverse effect on our business, financial condition, and results of operations.

Food safety concerns and instances of food-borne illnesses caused by third parties could harm our business

Our internal processes and training may not be fully effective in preventing contamination of food products that could lead to food-borne illnesses. We rely on third-party suppliers and distributors, which increases the risk that food-borne illness incidents (such as e.coli, salmonella, or listeria) could occur outside of our control and at multiple locations. If consumers lose confidence in the safety and quality of our products or organic products generally, even in the absence of a recall or a product liability case, our business, financial condition and results of operations could be materially and adversely affected. Instances of food-borne illnesses, whether real or perceived, and whether or not traceable to our operations or the result of our actions or omissions, could cause negative publicity about us or our products, which could adversely affect sales. Food safety concerns and instances of food-borne illnesses and injuries caused by contaminated products sold by third parties could cause customers to shift their preferences, even if no food-borne illnesses or injuries are traced to our products. As a result, our sales may decline. Loss of customers as a result of these health concerns or negative publicity could harm our business, financial condition, and results of operations.

SUNOPTA INC.	17	December 31, 2022 Form 10-K

We are subject to significant food and health laws and regulations

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

These laws and regulations affect various aspects of our business. For example, certain food ingredient products that we manufacture may require pre-market approval by the FDA that the ingredient is "generally recognized as safe," or "GRAS." We believe that most food ingredients for which we have commercial rights are GRAS. However, this status cannot be determined until actual formulations and uses are finalized. As a result, we may be adversely impacted if the FDA determines that our food ingredient products do not meet the criteria for GRAS.

In addition, certain USDA regulations set forth the minimum standards producers must meet in order to have their products labeled as "certified organic," and we manufacture a number of organic products that are covered by these regulations. While we believe our products and our supply chain are in compliance with these regulations, changes to food regulations may increase our costs to remain in compliance. We could lose our "organic" certification if a facility becomes contaminated with non-organic materials or if we do not use raw materials that are certified organic. The loss of our "organic" certification could materially and adversely affect our business, financial condition, and results of operations.

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

Our business is subject to the Perishable Agricultural Commodities Act ("PACA"). PACA regulates fair trade standards in the fresh produce industry and governs our purchases of fresh produce and sales of frozen produce. We source fresh produce under licenses issued by the USDA, as required by PACA. Our failure to comply with the PACA requirements could, among other things, result in civil penalties, suspension or revocation of our licenses to sell produce, and in certain cases, criminal prosecution, which could have a material and adverse effect on our business, financial condition, and results of operations.

Changes in any government laws and regulations applicable to our operations could increase our compliance costs, negatively affect our ability to sell certain products or otherwise adversely affect our results of operations. In addition, while we believe we are in material compliance with all laws and regulations applicable to our operations, we cannot be certain that we have been, or will at all times be, in compliance with all food production and health requirements, or that we will not incur material costs or liabilities in connection with these requirements. Our failure to comply with any laws, regulations or policies applicable to our business could result in fines, lawsuits, enforcement actions, penalties or loss of the ability to sell certain products, any of which could materially and adversely affect our business, financial condition, and results of operations.

We are subject to substantial environmental regulation and policies

We are, and expect to continue to be, subject to substantial U.S. federal, state and local environmental regulations, as well as foreign regulations. Some of the key environmental regulations to which we are subject include air quality regulations of the EPA and certain city, state and provincial air pollution control groups, waste treatment/disposal regulations, sewer regulations under agreements with local city sewer districts, regulations governing hazardous substances, stormwater regulations and bioterrorism regulations. For a more detailed summary of the environmental regulations and policies to which we are subject, see "Item 1. Business-Regulation" of this report. Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, water consumption and treatment, stormwater discharge, solid waste, land spreading, and hazardous waste.

SUNOPTA INC.	18	December 31, 2022 Form 10-K

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

The foregoing environmental regulations, as well as others common to the industries in which we participate, can present delays and costs that can adversely affect business development and growth. If we fail to comply with applicable laws and regulations, we may be subject to civil remedies, including fines, injunctions, recalls or seizures, as well as potential criminal sanctions, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, any changes to current regulations may impact the development, manufacturing, and marketing of our products, and may have a negative impact on our future results of operations.

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

If the material weaknesses we have identified in our internal control over financial reporting persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected

In connection with the preparation of our consolidated financial statements as of and for the year ended December 31, 2022, our management conducted an assessment of the effectiveness of our internal control over financial reporting. In connection with that assessment, we identified a material weakness in our internal control over financial reporting. Exchange Act Rule 12b-2 and Rule 1-02(b) of Regulation S-X define a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. The identified material weakness is further described in Part II, Item 9A of this Form 10-K.

SUNOPTA INC.	19	December 31, 2022 Form 10-K

Our remediation efforts regarding the material weakness are also described in Part II, Item 9A of this Form 10-K. While we are confident that that our remediation plan will fully remediate the identified material weakness, it is possible that our remedial measures may not be sufficient or may take longer than anticipated. If our remedial measures are insufficient to address the material weakness, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Even after the identified material weakness has been remediated, investors may lose confidence in our reported financial information and the market price of our common shares may decline.

Risks Related to Intellectual Property and Information Technology

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

Risks Related to Significant Investors and Shareholder Activism

Our significant investor may have interests that conflict with those of our debtholders and other stakeholders

As at December 31, 2022, Oaktree Capital Management L.P., a private equity investor (together with its affiliates, "Oaktree") held an approximately 19% voting interest in the Company and has nominated two members of our Board of Directors. The interests of Oaktree may differ from the interests of our other stakeholders in material respects. For example, Oaktree may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us, including risks to our liquidity and financial condition. Oaktree is in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. Oaktree may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

SUNOPTA INC.	20	December 31, 2022 Form 10-K

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

Periods of volatility in the overall market and the market price of a company's securities is often followed by securities class action litigation alleging material misstatements or omissions in disclosures provided to shareholders. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management's attention and resources.

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

The future issuance of additional common shares in connection with the exchange of convertible preferred stock, vesting of equity-based awards, participation in our employee stock purchase plan and issuance of additional securities could dilute the value of our common shares

We have unlimited common shares authorized but unissued. Our articles of amalgamation authorize us to issue these common shares, and we may also issue options, rights, warrants and appreciation rights relating to common shares for consideration and on terms and conditions established by our Board of Directors in its sole discretion.

The exchange of outstanding convertible preferred stock, vesting of equity-based awards, participation in our employee stock purchase plan, and issuance of additional securities in connection with acquisitions or otherwise could result in dilution in the value of our common shares and the voting power represented thereby. Furthermore, to the extent common shares are issued pursuant to the exchange of outstanding convertible preferred stock, vesting of equity-based awards, participation in our employee stock purchase plan, and issuance of additional securities, our share price may decrease due to the additional amount of common shares available in the market. The subsequent sales of these shares could encourage short sales by our shareholders and others, which could place further downward pressure on our share price.

SUNOPTA INC.	21	December 31, 2022 Form 10-K

If securities or industry research analysts do not publish or cease publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common shares, our share price and trading volume could decline

The trading market for our common shares relies in part on the research and reports that securities and industry research analysts publish about us, our industry, our competitors and our business. We do not have any control over these analysts. Our share price and trading volumes could decline if one or more securities or industry analysts downgrade our common shares, issue unfavorable commentary about us, our industry or our business, cease to cover our Company or fail to regularly publish reports about us, our industry, or our business.

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

Item 1B. Unresolved Staff Comments

None.

SUNOPTA INC.	22	December 31, 2022 Form 10-K

Item 2. Properties

The following table lists the location, description, ownership and operating segment of our production facilities and corporate headquarters:

Location	Facility Description	Owned/Leased	Noncancellable Lease Term End Date
Plant-Based Foods and Beverages
Alexandria, Minnesota	Aseptic beverage processing	Owned
Alexandria, Minnesota	Ingredient processing	Owned
Allentown, Pennsylvania	Aseptic beverage processing	Leased	April 2027(1)
Midlothian, Texas	Aseptic beverage processing	Leased	September 2037(2)
Modesto, California	Aseptic beverage and ingredient processing	Leased	May 2024(1)
Fruit-Based Foods and Beverages
Omak, Washington	Fruit snack processing	Leased	May 2027
St. David's, Ontario	Fruit snack processing	Leased	December 2026(3)
Edwardsville, Kansas	Frozen fruit processing	Owned
Oxnard, California	Frozen fruit processing	Leased	December 2029
Jacona, Mexico	Frozen fruit processing	Owned
Corporate Services
Eden Prairie, Minnesota	Executive office, innovation center, and pilot plant	Leased	December 2033(1)

(1) Lease includes two five-year renewal options.

(2) Lease includes three five-year renewal options.

(3) Lease includes a three-year renewal option.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see note 20 of the consolidated financial statements at Item 15 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

SUNOPTA INC.	23	December 31, 2022 Form 10-K

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed in U.S. dollars on The Nasdaq Stock Market LLC under the symbol "STKL," and in Canadian dollars on the Toronto Stock Exchange ("TSX") under the symbol "SOY."

As at December 31, 2022, we had approximately 334 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our results of operations, financial condition and capital requirements, restrictions of debt and equity agreements to which we are a party, and other factors considered relevant by our Board of Directors. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

Equity Compensation Plan Information

The following table provides information as at December 31, 2022, with respect to our common shares that may be issued under the Company's stock incentive and employee share purchase plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders:
2013 Stock Incentive Plan	5,578,133 (1)	$6.58 (3)	114,398
Employee Stock Purchase Plan	-		546,232
Equity compensation plans not approved by securities holders:
CEO and CFO Plan	1,952,420 (2)	$3.15 (3)	-
Total	7,530,553	$5.51 (3)	660,630

(1) Represents common shares of the Company issuable in respect of 2,698,357 stock options, 640,256 restricted stock units ("RSUs") and 2,239,520 performance share units ("PSUs") granted to selected employees and directors of the Company.

(2) Represents common shares of the Company issuable in respect of 1,222,243 stock options, 19,393 RSUs and 710,784 PSUs granted to the Chief Executive Officer and Chief Financial Officer of the Company

(3) Vested RSUs and PSUs entitle the holder to receive one common share per unit without payment of additional consideration. Accordingly, these units are disregarded for purposes of computing the weighted-average exercise price.

SUNOPTA INC.	24	December 31, 2022 Form 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 31, 2017.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
SunOpta Inc.	100.00	49.55	32.13	150.58	89.68	108.90
Nasdaq Industrial Index	100.00	97.17	124.15	188.55	205.17	133.25
S&P/TSX Composite Index	100.00	87.74	105.92	107.55	130.93	119.59

Assumes that $100.00 was invested in our common shares and in each index on December 31, 2017.

Item 6. [Reserved]

SUNOPTA INC.	25	December 31, 2022 Form 10-K

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section provides analysis of our operations and financial position for the fiscal year ended December 31, 2022 and includes information available to March 1, 2023, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the consolidated financial statements included elsewhere in this report.

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

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and powder ingredients, utilizing oat, almond, soy, coconut, rice, hemp, and other bases, as well as broths, teas, and nutritional beverages. In addition, our former sunflower business, which packaged dry- and oil-roasted inshell sunflower and sunflower kernels and processed raw sunflower inshell and kernel for food and feed applications, was part of this segment until it was sold on October 11, 2022 (see below - "Sale of Sunflower Business").
  Fruit-Based Foods and Beverages - We offer individually quick frozen ("IQF") fruit for retail, including strawberries, blueberries, mango, pineapple, and other berries and blends, and IQF and bulk frozen fruit for foodservice, including toppings, purées, and smoothies. In addition, we offer fruit snacks, including bars, twists, ropes, and bite-sized varieties, as well as fruit smoothie bowls.

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2022 and 2021 were each 52-week periods ending on December 31, 2022 and January 1, 2022, respectively, and fiscal year 2020 was a 53-week period ending on January 2, 2021. Except as otherwise noted in this MD&A, the impact of the additional week on our results of operations for fiscal year 2020 was insignificant relative to the subsequent fiscal years.

SUNOPTA INC.	26	December 31, 2022 Form 10-K

Recent Events

Recent events impacting our business include global economic conditions, inflationary cost environment, disruption in our supply chain, the COVID-19 pandemic, and the conflict between Russia and Ukraine, each of which are further discussed below. Each of these factors directly or indirectly impacted our fiscal 2022 operating results, and we expect each may impact our fiscal 2023 performance. We expect inflation pressures to persist throughout 2023, although at lower levels than experienced in 2022. The effects of inflation have also resulted in central banks raising short-term interest rates, which increased our cost of borrowing in 2022, and we expect that interest rates will remain at elevated levels in 2023. While the impacts of COVID-19 on our business moderated in 2022, there remains uncertainty around the pandemic, its effect on labor or other macroeconomic factors, its severity and duration, the continued availability and effectiveness of vaccines and actions taken by government authorities in response. The ongoing conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have also increased global economic and political uncertainty.

While the impact of these factors remains uncertain, we continue to evaluate the extent to which they may impact our business, financial condition, and results of operations. These and other uncertainties could result in changes to our current expectations. The potential effects of these recent events also could impact us in a number of other ways including, but not limited to, fluctuations in sales volumes and pricing, profitability, cash flows, cost of borrowing, availability of future financing, credit risks of our customers, and foreign exchange.

Global Economic Conditions and Inflationary Cost Environment

During fiscal 2022 and 2021, we experienced inflationary cost increases for raw materials, packaging, energy, fuel, and transportation, and we expected inflationary levels to remain elevated in 2023. To date, we have been successful in mitigating these inflationary impacts on our results of operations through a combination of pass-through pricing actions, improved plant efficiencies, and cost saving initiatives. However, there has been, and we expect there could continue to be, a difference between the timing of when the impact of cost inflation occurs and when our responsive pricing and other actions impact our results of operations. Additionally, any future pricing actions we take may have unfavorable impacts on our sales volumes and/or mix, as well as having a dilutive effect on our reported gross margins.

Our interest expense is impacted by the overall interest rate environment. The inflationary environment has also resulted in central banks raising short-term interest rates. As at December 31, 2022, we had total outstanding variable rate debt of approximately $184 million, at a year-end weighted-average interest rate of approximately 6.9%, compared to a rate of approximately 2.4% as at January 1, 2022. We expect that our interest expense will increase in 2023 as a result of the higher interest rate environment, together with an increase in our average outstanding debt due to the significant capital investments we have made over the past two years to expand our plant-based manufacturing operations.

Supply Chain Disruptions

Over the past several years, we have experienced pressures in our supply chain associated with the COVID-19 pandemic and overall macroeconomic conditions, including periods of raw material shortages and transportation challenges, as well as labor shortages and increased employee turnover. The severity and impact of these supply chain pressures on our operations moderated in 2022, compared with 2021 and 2020, resulting in improved plant utilization and production output, which enabled us to alleviate any shortfall in our customer order fulfillment.

COVID-19

The COVID-19 pandemic has impacted our operating results. The extent and nature of government actions, impacts on customer and end-consumer demand, and the impact on our supply chain varied during the three-year period ended December 31, 2022, based upon the then-current extent and severity of the pandemic within the markets where we do business. The effects of the COVID-19 pandemic on consumer behavior impacted the relative balance of at-home versus away-from-home food consumption and demand, which resulted in significant shifts in the mix of our business over the course of the pandemic, including lower demand from foodservice customers and increased demand from retail customers in periods where consumers increased their at-home consumption. With the easing of COVID-19 restrictions beginning in 2021, we have seen an increase in consumer away-from-home consumption, resulting in a recovery in demand for our products from our largest foodservice customer. However, uncertainty remains with the pandemic and such impact will ultimately depend on the length and severity of the pandemic, including new strains and variants of the virus and infection rates in the markets where we do business, as well as government actions taken in response, vaccine effectiveness, and the macroeconomic environment.

SUNOPTA INC.	27	December 31, 2022 Form 10-K

Conflict between Russia and Ukraine

The conflict between Russia and Ukraine, and the sanctions imposed in response to this conflict, have increased global economic and political uncertainty. As a U.S.-focused company, we do not have any direct exposure to Russia or Ukraine and the conflict has not had a material impact on our business to date. However, a significant escalation or expansion of the economic disruption or a deepening of the conflict could cause further inflationary pressures on raw materials and energy costs.

Sale of Sunflower Business

On October 11, 2022, we completed the sale of 100% of the assets and liabilities of our sunflower business and related roasted snacks operations, for cash consideration of $16.0 million, subject to closing debt and working capital adjustments. The sale of the sunflower commodity business is consistent with our strategic priority of optimizing our non-core businesses and focusing on high-growth, high-return opportunities. For the year ended December 31, 2022, we recognized a $23.2 million pre-tax loss on sale, which is included in other expense, net, on the consolidated statement of operations. For more information regarding this transaction, see note 3 to the consolidated financial statements at Item 15 of this Form 10-K.

Revision of Prior Period Financial Statements

As described in note 1 of the consolidated financial statements at Item 15 of this Form 10-K, we have corrected errors related to misstatement of income tax in our previously reported consolidated financial statements for the years ended January 1, 2022 and January 2, 2021, as well as previously identified immaterial out-of-period adjustments related to inventory and accrued expenses in those fiscal periods. In the aggregate, the correction of these errors does not impact our previously reported revenues or cash flows in any fiscal period and had the effect of reducing the net loss and increasing adjusted earnings in fiscal 2021 by $3.0 million and increasing net earnings and reducing adjusted loss in fiscal 2020 by $4.9 million. In fiscal 2021, the correction of these errors had a $0.4 million impact on the previously reported segment operating income of our Plant-Based Foods and Beverages operating segment and a less than a $0.1 million net impact on our previously reported consolidated operating income and on our previous determination of adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”). The effect on adjusted EBITDA had no impact on our incentive-based compensation for management or employees in fiscal 2021, as adjusted EBITDA for the period was less than the minimum threshold to pay any bonuses. Additionally, certain performance-based equity awards that vested based on the previously reported adjusted EBITDA figure for fiscal 2021, would have continued to vest as the revised adjusted EBITDA amount continues to exceed the vesting threshold.

The comparative financial information presented in this MD&A for fiscal 2021 and fiscal 2020 has been revised to reflect the correction of these errors.

SUNOPTA INC.	28	December 31, 2022 Form 10-K

Consolidated Results of Operations for Fiscal Years 2022 and 2021

	December 31, 2022	January 1, 2022	Change	Change
For the year ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	557,736	470,754	86,982	18.5%
Fruit-Based Foods and Beverages	376,926	341,870	35,056	10.3%
Total revenues	934,662	812,624	122,038	15.0%

Gross Profit
Plant-Based Foods and Beverages	85,163	75,971	9,192	12.1%
Fruit-Based Foods and Beverages	37,691	21,749	15,942	73.3%
Total gross profit	122,854	97,720	25,134	25.7%

Gross Margin(1)
Plant-Based Foods and Beverages	15.3%	16.1%		-0.8%
Fruit-Based Foods and Beverages	10.0%	6.4%		3.6%
Total gross margin	13.1%	12.0%		1.1%

Segment operating income (loss)(2)
Plant-Based Foods and Beverages	38,491	36,616	1,875	5.1%
Fruit-Based Foods and Beverages	6,919	(9,320)	16,239	174.2%
Corporate Services	(20,402)	(17,237)	(3,165)	-18.4%
Total segment operating income	25,008	10,059	14,949	148.6%

Other expense, net	22,132	8,890	13,242	149.0%
Earnings from continuing operations before the following	2,876	1,169	1,707	146.0%
Interest expense, net	14,734	8,769	5,965	68.0%
Income tax benefit	(2,340)	(6,428)	4,088	63.6%
Loss from continuing operations(3),(4)	(9,518)	(1,172)	(8,346)	-712.1%
Earnings from discontinued operations	4,677	-	4,677	-
Net loss	(4,841)	(1,172)	(3,669)	-313.1%
Dividends and accretion on preferred stock	(3,109)	(4,197)	1,088	25.9%

Loss attributable to common shareholders(5)	(7,950)	(5,369)	(2,581)	-48.1%

(1) Gross margin is a measure of gross profit (equal to revenues less cost of goods sold) as a percentage of revenues. We use a measure of gross margin that excludes non-capitalizable start-up costs included in cost of goods sold that are incurred in connection with capital expansion projects. We are undergoing the largest capital expansion in our company's history, including the construction of our new plant-based beverage facility in Midlothian, Texas. As a result, start-up costs began to significantly impact the comparability of our reported gross margins in 2022 and are expected to continue to have a notable impact in 2023, as we ramp-up production at the Midlothian facility, as well as other major capital projects currently underway, which may obscure trends in our margin performance. In response, we use this measure of adjusted gross margin to evaluate the underlying profitability of our revenue-generating activities within each fiscal period. We believe that disclosing this non-GAAP measure provides investors with a meaningful, consistent comparison of our profitability measure for the periods presented. However, the non-GAAP measure of adjusted gross margin should not be considered in isolation or as a substitute for gross margin calculated based on gross profit determined in accordance with U.S. GAAP. The following table presents a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP.

SUNOPTA INC.	29	December 31, 2022 Form 10-K

	December 31, 2022			January 1, 2022
	Plant-Based	Fruit-Based		Plant-Based	Fruit-Based
	Foods and	Foods and		Foods and	Foods and
For the year ended	Beverages	Beverages	Consolidated	Beverages	Beverages	Consolidated
Reported gross margin	15.3%	10.0%	13.1%	16.1%	6.4%	12.0%
Start-up costs(a)	1.0%	0.0%	0.6%	0.1%	0.1%	0.1%
Adjusted gross margin	16.3%	10.0%	13.8%	16.2%	6.4%	12.1%

Note: percentages may not add due to rounding.

(a) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For 2022, start-up costs mainly related to our new plant-based beverage facility in Midlothian, Texas, together with the integration of the Dream and West Life brands. For 2021, these costs mainly related to expansion projects within our plant-based beverage operations, as well as the introduction of fruit smoothie bowls.

(2) When assessing the financial performance of our operating segments, we use an internal measure of segment operating income/loss that excludes other income/expense items determined in accordance with U.S. GAAP. This measure is the basis on which management, including the CEO, assesses the underlying performance of our operating segments. We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our operating performance. However, the non-GAAP measure of segment operating income/loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income/loss to "loss from continuing operations before the following" on the consolidated statements of operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
	$	$	$	$
December 31, 2022
Segment operating income (loss)	38,491	6,919	(20,402)	25,008
Other income (expense), net	(22,692)	2,094	(1,534)	(22,132)
Earnings (loss) from continuing operations before the following	15,799	9,013	(21,936)	2,876

January 1, 2022
Segment operating income (loss)	36,616	(9,320)	(17,237)	10,059
Other expense, net	(280)	(6,807)	(1,803)	(8,890)
Earnings (loss) from continuing operations before the following	36,336	(16,127)	(19,040)	1,169

(3) When assessing our financial performance, we use an internal measure of adjusted earnings that excludes specific items recognized in other income or expense, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	30	December 31, 2022 Form 10-K

	December 31, 2022		January 1, 2022
		Per Share		Per Share
For the year ended	$	$	$	$
Loss from continuing operations	(9,518)		(1,172)
Dividends and accretion on preferred stock	(3,109)		(4,197)
Loss from continuing operations attributable to common shareholders	(12,627)	(0.12)	(5,369)	(0.05)
Adjusted for:
Loss on sale of sunflower business(a)	23,227		-
Gain on sale of frozen fruit processing facility(b)	(3,779)		-
Start-up costs(c)	6,028		745
Facility closure costs(d)	1,812		1,063
Business development costs(e)	1,170		6,209
Costs related to exit from fruit ingredient processing facility(f)	-		5,504
Restructuring costs(g)	-		1,432
Workforce reduction charges(h)	-		499
Other(i)	872		261
Net income tax effect(j)	(7,711)		(5,827)
Adjusted earnings	8,992	0.08	4,517	0.04

(a) Reflects the loss on sale of the sunflower business, which was recorded in other expense.

(b) Reflects the gain on sale of our frozen fruit processing facility located in Oxnard, California, which was recorded in other income.

(c) For 2022, start-up costs mainly related to our new plant-based beverage facility in Midlothian, Texas, and the integration of the Dream and West Life brands, which were recorded in cost of goods sold ($5.7 million) and SG&A expenses ($0.3 million). For 2021, these costs mainly related to expansion projects within our plant-based beverage operations, as well as the introduction of fruit smoothie bowls, which were recorded in cost of goods sold.

(d) For 2022, facility closure costs mainly related to the relocation of certain equipment from our sold Oxnard, California, frozen fruit processing facility to our Mexican facility, which were recorded in other expense. For 2021, these costs mainly related to the relocation of our executive office and innovation center into Eden Prairie, Minnesota, and the vacating of our former leased facility, which were recorded in other expense.

(e) Represents third-party costs associated with business development activities, including costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. For 2022, these costs related to actions undertaken to optimize non-core assets, including the sale of the sunflower business, as well as costs related to our inaugural Investor Day held in June 2022, which were recorded in SG&A expenses. For 2021, these costs were mainly related to the integration of the Dream and West Life brands and project development activities related to our new plant in Midlothian, Texas, which were recorded in cost of goods sold ($0.6 million) and SG&A expenses ($4.9 million), together with professional fees incurred in connection with post-closing matters related to the 2020 divestiture of our global ingredients business, Tradin Organic, which were recorded in other expense ($0.7 million).

(f) For 2021, represents asset impairment charges of $3.0 million, together with employee termination and asset relocation costs totaling $1.9 million related to the exit from our former South Gate, California, fruit ingredient processing facility, which were recorded in other expense, and inventory write-offs of $0.6 million recorded in cost of goods sold.

(g) For 2021, represents costs to complete the exit from our former Santa Maria, California, frozen fruit processing facility, which were recorded in other expense.

(h) For 2021, represents employee termination costs related to workforce reduction actions in our frozen fruit operations, which were recorded in other expense.

(i) For 2022 and 2021, other mainly reflects the settlement of certain legal, tax, and contractual matters, together with losses on the disposal of assets, which were recorded in other expense.

(j) For 2022 and 2021, reflects the tax effect of the preceding adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment.

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude to compute adjusted earnings. However, adjusted earnings is not, and should not be viewed as, a substitute for loss from continuing operations prepared under U.S. GAAP. Adjusted earnings is presented solely to allow investors to more fully understand how we assess our financial performance.

SUNOPTA INC.	31	December 31, 2022 Form 10-K

(4) We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, and stock-based compensation, as well as other unusual items that affect the comparability of operating performance. We also use this measure to assess operating performance in connection with our employee incentive programs. We define adjusted EBITDA as segment operating income plus depreciation, amortization, and stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (refer above to footnote (3)). The following table presents a reconciliation of segment operating income and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	December 31, 2022	January 1, 2022
For the years ended	$	$
Loss from continuing operations	(9,518)	(1,172)
Income tax benefit	(2,340)	(6,428)
Interest expense, net	14,734	8,769
Other expense, net	22,132	8,890
Total segment operating income	25,008	10,059
Depreciation and amortization	37,673	34,641
Stock-based compensation	13,830	9,100
Start-up costs(a)	6,028	745
Business development costs(b)	1,170	5,506
Costs related to exit from fruit ingredient processing facility(c)	-	572
Adjusted EBITDA	83,709	60,623

(a) For 2022, start-up costs mainly related to our new plant-based beverage facility in Midlothian, Texas, and the integration of the Dream and West Life brands, which were recorded in cost of goods sold ($5.7 million) and SG&A expenses ($0.3 million). For 2021, these costs related to expansion projects within our plant-based beverage operations, as well as the introduction of fruit smoothie bowls, which were recorded in cost of goods sold.

(b) For 2022, business development costs related to actions undertaken to optimize non-core assets, including the sale of the sunflower business, as well as costs related to our inaugural Investor Day, which were recorded in SG&A expenses. For 2021, these costs mainly related to the integration of the Dream and West Life brands and project development activities related to our new plant in Midlothian, Texas, which were recorded in cost of goods sold ($0.6 million) and SG&A expenses ($4.9 million).

(c) For 2021, reflects inventory write-offs related to the exit from our fruit ingredient processing facility, which were recorded in cost of goods sold.

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
SUNOPTA INC.	32	December 31, 2022 Form 10-K

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as revenues, gross profit, segment operating income (loss), net earnings (loss), and adjusted earnings (loss) to measure our operating performance. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of a similarly titled measure reported by other companies.

(5) In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor's ability to derive meaningful period-over-period comparisons and trends from our results of operations. For example, as described above under footnote (1), we evaluate our gross margins on a basis that excludes the impact of start-up costs. In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis. These items are identified above under footnote (3), and in the discussion of our results of operations below. These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not be considered in isolation of, or as substitutes for an analysis of our results as reported under U.S. GAAP.

Revenues for the year ended December 31, 2022 increased by 15.0% to $934.7 million from $812.6 million for the year ended January 1, 2022, reflecting 18.5% revenue growth in the Plant-Based Foods and Beverages segment and 10.3% revenue growth in the Fruit-Based Foods and Beverages segment. The change in revenues from the 2021 to 2022 was due to the following:

	Plant-Based		Fruit-Based
	Foods and Beverages		Foods and Beverages		Consolidated
	$	%	$	%	$	%
2021 revenues	470,754		341,870		812,624
Price	58,405	12.4%	34,605	10.1%	93,010	11.4%
Volume/Mix	37,276	7.9%	451	0.1%	37,727	4.6%
Acquisition of Dream and West Life brands	3,735	0.8%	-	-	3,735	0.5%
Sale of sunflower business	(12,434)	-2.6%	-	-	(12,434)	-1.5%
2022 revenues	557,736	18.5%	376,926	10.3%	934,662	15.0%

For the year ended December 31, 2022, the 18.5% increase in revenues for the Plant-Based Foods and Beverages segment reflected a 12.4% overall increase in pricing, a favorable volume/mix impact of 7.9%, and 0.8% of incremental revenue in the first quarter of 2022 related to the acquisition of the Dream and West Life brands in April 2021, partially offset by the impact of the sale of the sunflower business in the fourth quarter of 2022. The increase in pricing was driven by pricing actions taken with customers to offset inflationary cost increases, together with the pass-through effect of higher sunflower commodity pricing in the first three quarters of 2022. Volume/mix was favorable mainly due to growth from our oat-based product offerings, almond beverages, and teas, partially offset by softer volumes of sunflower in the first three quarters of 2022, and lower demand for everyday broths.

For the year ended December 31, 2022, the 10.3% increase in revenues for the Fruit-Based Foods and Beverages segment reflected an 10.1% overall increase in pricing and a favorable volume/mix impact of 0.1%. The increased pricing reflected pricing actions taken to offset commodity inflation incurred on fruit inventories and other inflationary cost increases. The favorable volume/mix impact reflected strong demand for fruit snacks and the introduction of smoothie bowls, partially offset by lower volumes of frozen fruit due to the rationalization of marginally profitable customers and products. In addition, we experienced softer sales volumes of frozen fruit in the fourth quarter of 2022, as retail customers managed inventories in response to current economic conditions, including the impact of higher prices on consumer demand, and the easing of supply chain pressures.

Consolidated gross profit increased $25.2 million, or 25.7%, to $122.9 million for the year ended December 31, 2022, compared with $97.7 million for the year ended January 1, 2022. Consolidated gross margin for the year ended December 31, 2022 was 13.1% compared to 12.0% for the year ended January 1, 2022, an increase of 110 basis points. Adjusted gross margin on a consolidated basis for the year ended December 31, 2022 was 13.8% compared to 12.2% for the year ended January 1, 2022, an increase of 160 basis points.

Gross profit for the Plant-Based Foods and Beverages segment increased $9.2 million to $85.2 million for the year ended December 31, 2022, compared with $76.0 million for the year ended January 1, 2022, while gross margin decreased to 15.3% in 2022 from 16.1% in 2021. The 80-basis point decrease in gross margin reflected an estimated 180 basis-point decline due to the dilutive effect of pass-through pricing to recover cost inflation on raw materials and packaging, together with the impacts of higher labor and utility costs, increased inventory reserves, and higher depreciation expense. In addition, in 2022, we incurred start-up costs of $5.7 million (1.0% gross margin impact) mainly related to our new plant construction in Midlothian, Texas, and the integration of the Dream and West Life brands, compared to $0.5 million (0.1% gross margin impart) of start-up costs incurred in 2021. All of these factors were partially absorbed through higher production volumes and plant utilization in our plant-based beverage and ingredient operations. Excluding the impact of start-up costs, adjusted gross margin for the Plant-Based Food and Beverages segment was 16.3% in 2022, compared to 16.2% in 2021.

SUNOPTA INC.	33	December 31, 2022 Form 10-K

Gross profit for the Fruit-Based Foods and Beverages segment increased $16.0 million to $37.7 million for the year ended December 31, 2022, compared with $21.7 million for the year ended January 1, 2022, and gross margin increased to 10.0% in 2022 from 6.4% in 2021. The 360-basis point improvement in gross margin reflected the benefits of portfolio rationalizations for frozen fruit and manufacturing cost savings from the consolidation of our fruit processing facilities, including the sale of our Oxnard, California, facility in 2022, and the closures of our South Gate and Santa Maria, California, facilities in 2021. These factors were partially offset by an estimated 60 basis-point decline due to the dilutive effect of pass-through pricing to recover commodity cost inflation, a higher mix of low-margin bulk fruit sales, and frozen fruit inventory losses due to excess spoilage during handling.

For the year ended December 31, 2022, we realized total segment operating income of $25.0 million, compared with $10.1 million for the year ended January 1, 2022. The $14.9 million increase in total segment operating income reflected higher gross profit, as described above, partially offset by a $12.7 million increase in SG&A expenses. The increase in SG&A expenses was mainly due to higher employee compensation costs, including incremental 2022 incentive plan accruals based on performance, and a one-time bonus of $1.6 million recognized in the first quarter of 2022 to reward employees for improved performance, partially offset by lower business development costs, and cost savings related to headcount reductions in our frozen fruit operations in August 2021. In addition, we recognized a favorable year-over-year foreign exchange impact related to our Mexican operations of $2.9 million.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Operating Segment Information."

Other expense was $22.1 million for the year ended December 31, 2022, compared with other expense of $8.9 million for the year ended January 1, 2022. Other expense in 2022 mainly reflected a pre-tax loss of $23.2 million recognized on the sale of the sunflower business, together with costs to relocate fruit processing equipment from our sold Oxnard facility to our Mexican facility, partially offset by a pre-tax gain of $3.8 million realized on the sale of the Oxnard facility. Other expense in 2021 mainly reflected plant closure costs related to the consolidation of our fruit processing facilities, together with employee termination costs related to the workforce reduction in our frozen fruit operations.

Net interest expense increased by $5.9 million to $14.7 million for the year ended December 31, 2022, compared with $8.8 million for the year ended January 1, 2022, resulting from an increase in outstanding debt to finance capital expansion projects and fund working capital requirements, together with the impact of higher interest rates. Interest expense capitalized as part of the construction cost of property, plant and equipment was $1.2 million in 2022 and immaterial 2021.

We recognized an income tax benefit of $2.3 million on a pre-tax loss of $11.9 million for the year ended December 31, 2022, compared with an income tax benefit of $6.4 million on a pre-tax loss of $7.6 million for the year ended January 1, 2022. Excluding the impact of stock-based compensation and other non-deductible expenses and the recognition of excess tax benefits related to the exercise or vesting of stock-based award, our effective tax rate was approximately 27% in both 2022 and 2021.

Loss from continuing operations for the year ended December 31, 2022 was $9.5 million, which was inclusive of an after-tax loss on the sale of the sunflower business of approximately $16.9 million and an after-tax gain on the sale of the Oxnard facility of approximately $2.7 million, compared with a loss of $1.2 million for the year ended January 1, 2022. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.12 for the year ended December 31, 2022, compared with a diluted loss per share $0.05 for the year ended January 1, 2022.

Earnings from discontinued operations of $4.7 million (diluted earnings per share of $0.04) for the year ended December 31, 2022, were related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of our global ingredients business, Tradin Organic.

We realized a loss attributable to common shareholders of $8.0 million (diluted loss per share of $0.07) for the year ended December 31, 2022, compared with a loss attributable to common shareholders of $5.4 million (diluted loss per share of $0.05) for the year ended January 1, 2022. The loss attributable to common shareholders included dividends and accretion on preferred stock of $3.1 million and $4.2 million in 2022 and 2021, respectively. The decline in preferred stock dividends and accretion reflected the exchange of all of the shares of Series A preferred stock for shares of our common stock in February 2021. Outstanding preferred stock since February 2021 consists entirely of our Series B-1 preferred stock.

SUNOPTA INC.	34	December 31, 2022 Form 10-K

For the year ended December 31, 2022, adjusted earnings were $9.0 million, or $0.08 earnings per diluted share, compared with adjusted earnings of $4.5 million, or $0.04 earnings per diluted share for the year ended January 1, 2022. Adjusted EBITDA for the year ended December 31, 2022 was $83.7 million, compared with $60.6 million for the year ended January 1, 2022. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (3) and (4) to the table above for a reconciliation of adjusted earnings and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Plant-Based Foods and Beverages	December 31, 2022	January 1, 2022	Change	% Change

Revenues	$557,736	$470,754	$86,982	18.5%
Gross profit	85,163	75,971	9,192	12.1%
Gross margin	15.3%	16.1%		-0.8%

Operating income	$38,491	$36,616	$1,875	5.1%
Operating margin	6.9%	7.8%		-0.9%

Plant-Based Foods and Beverages contributed $557.7 million in revenues for the year ended December 31, 2022, compared to $470.8 million for the year ended January 1, 2022, an increase of $86.9 million, or 18.5%. The table below explains the increase in revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the year ended January 1, 2022	$470,754
Benefit of pricing actions taken to offset input cost inflation, together with sales volume growth for oat-based product offerings, almond beverages, and teas, partially offset by lower demand for everyday broths	88,417
Incremental revenue in the first quarter of 2022 related to the acquisition of the Dream and West Life brands in April 2021	3,735
Impact of sale of sunflower business in the fourth quarter of 2022, together with lower sunflower volumes in the first three quarters of 2022, partially offset by increased commodity pricing	(5,170)
Revenues for the year ended December 31, 2022	$557,736

SUNOPTA INC.	35	December 31, 2022 Form 10-K

Gross profit in Plant-Based Foods and Beverages increased by $9.2 million to $85.2 million for the year ended December 31, 2022, compared to $76.0 million for the year ended January 1, 2022. The table below explains the increase in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended January 1, 2022	$75,971
Higher volumes and pricing for plant-based beverages and ingredients, including the incremental contribution in the first quarter of 2022 from the acquisition of the Dream and West Life brands in April 2021, partially offset by higher manufacturing plant spend due to inflationary pressures on wage costs and utility rates, together with higher inventory reserves, and incremental depreciation of new production equipment for capital expansion projects	14,818
Increase in start-up costs related to our new plant in Midlothian, Texas, and other expansion projects within our plant-based operations, together with the integration of the Dream and West Life brands	(5,259)
Lower sunflower volumes in the first three quarters of 2022, partially offset by increased pricing spreads	(367)
Gross profit for the year ended December 31, 2022	$85,163

Operating income in Plant-Based Foods and Beverages increased by $1.9 million to $38.5 million for the year ended December 31, 2022, compared to $36.6 million for the year ended January 1, 2022. The table below explains the increase in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the year ended January 1, 2022	$36,616
Increase in gross profit, as explained above	9,192
Increase in corporate cost allocation, mainly related to incremental 2022 incentive plan accruals allocable to operating segment employees	(6,993)
Incremental amortization of the acquired Dream and West Life brand name intangible assets, together with higher employee compensation costs and sales and marketing expenses, partially offset by reduced third-party consulting costs related to the acquisition and integration of the Dream and West Life brands in 2021	(324)
Operating income for the year ended December 31, 2022	$38,491

Looking forward, assuming macroeconomic conditions, including inflation, do not significantly worsen, we anticipate year-over-year revenue growth for our Plant-Based Foods and Beverages operating segment in 2023, inclusive of the impact of the sale of the sunflower business. Revenue growth is expected to be driven by capacity gains across our aseptic network, including the start-up of production at our Midlothian, Texas, facility, together with the ramp-up of capacity expansion projects at our other aseptic facilities. In addition, we expect the wrap-around benefit of pricing actions taken in 2022, together with potential pricing actions in 2023, will effectively offset input cost inflation. We expect these pricing actions, together with improved plant utilization and the divestiture of the lower-margin sunflower commodity business, to drive year-over-year gross margin improvements in our plant-based operations in 2023, excluding the impact of start-up costs and higher depreciation expense related to the Midlothian facility, as well as other capacity expansion projects expected to come online in 2023. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Various factors could adversely impact our ability to meet these forward-looking expectations, including the extent and duration of inflation headwinds; our ability to continue to pass through price increases to our customers to offset inflationary pressures; the impact of price inflation on consumer buying behavior and demand for plant-based beverages; our ability to successfully execute on our capital expansion projects, and the viability of those projects; and other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	36	December 31, 2022 Form 10-K

Fruit-Based Foods and Beverages	December 31, 2022	January 1, 2022	Change	% Change

Revenues	$376,926	$341,870	$35,056	10.3%
Gross profit	37,691	21,749	15,942	73.3%
Gross margin	10.0%	6.4%		3.6%

Operating income (loss)	$6,919	$(9,320)	$16,239	174.2%
Operating margin	1.8%	-2.7%		4.5%

Fruit-Based Foods and Beverages contributed $376.9 million in revenues for the year ended December 31, 2022, compared to $341.9 million for the year ended January 1, 2022, an increase of $35.0 million, or 10.3%. The table below explains the increase in revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the year ended January 1, 2022	$341,870
Higher sales volumes and pricing for fruit snacks and incremental revenue from the introduction of smoothie bowls	28,841
Benefit of pricing actions taken to offset commodity inflation incurred on fruit inventories and other inflationary cost increases, partially offset by lower volumes due to our frozen fruit portfolio rationalization efforts, together with lower retail sales of frozen fruit as customers manage inventories in response to current economic conditions, including the impact of higher prices on consumer demand	6,215
Revenues for the year ended December 31, 2022	$376,926

Gross profit in Fruit-Based Foods and Beverages increased by $16.0 million to $37.7 million for the year ended December 31, 2022, compared to $21.7 million for the year ended January 1, 2022. The table below explains the increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended January 1, 2022	$21,749
Improved margin profile from portfolio rationalizations and reduced manufacturing cost base within our frozen fruit operations, together with higher pricing for retail frozen fruit, partially offset by lower sales volumes and higher inventory losses due to excess spoilage during handling	11,322
Higher sales volumes and pricing for fruit snacks, together with increased production volumes and plant efficiencies in our fruit snack operations	4,394
Start-up costs incurred in fiscal 2021 related to smoothie bowl production	226
Gross profit for the year ended December 31, 2022	$37,691

SUNOPTA INC.	37	December 31, 2022 Form 10-K

Operating income in Fruit-Based Foods and Beverages increased by $16.2 million to $6.9 million for the year ended December 31, 2022, compared to an operating loss of $9.3 million for the year ended January 1, 2022. The table below explains the increase in operating income:

Fruit-Based Foods and Beverages Operating Income Changes
Operating loss for the year ended January 1, 2022	$(9,320)
Increase in gross profit, as explained above	15,942
Lower employee compensation costs due to a workforce reduction in August 2021, together with a favorable foreign exchange impact within our frozen fruit operations in Mexico	3,831
Increase in corporate cost allocation, mainly related to incremental 2022 incentive plan accruals allocable to operating segment employees	(3,534)
Operating income for the year ended December 31, 2022	$6,919

Looking forward, assuming macroeconomic conditions, including inflation, do not significantly worsen, we anticipate higher revenues and gross profit for our Fruit-Based Foods and Beverages operating segment in 2023, compared with 2022, driven by anticipated retail volume gains for frozen fruit while maintaining current pricing spreads, together with the expected completion of capacity expansion projects in our fruit snacks operations in the second half of 2023 to meet unfilled demand. In addition, we have entered into a co-manufacturing agreement related to the production of our smoothie bowl line, which is expected to allow us to increase volumes in 2023, at a lower cost per unit. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Various factors could adversely impact our ability to meet these forward-looking expectations, including the extent and duration of inflation headwinds, and the impact on consumer buying behavior and overall demand for our fruit-based products; our ability to successfully execute on our capital expansion projects, and the viability of those projects; our ability to successfully migrate our smoothie bowl production and achieve anticipated volume gains and cost savings; and other factors described above under "Forward-Looking Statements."

Corporate Services	December 31, 2022	January 1, 2022	Change	% Change

Operating loss	$(20,402)	$(17,237)	$(3,165)	-18.4%

Operating loss at Corporate Services increased by $3.2 million to $20.4 million for the year ended December 31, 2022, compared to a loss of $17.2 million for the year ended January 1, 2022. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended January 1, 2022	$(17,237)
Higher employee compensation costs, including incremental 2022 incentive plan accruals based on performance, and one-time bonus of $1.6 million recognized in the first quarter of 2022 to reward employees for improved performance, together with costs related to our 2022 Investor Day of $0.5 million, partially offset by lower business development costs	(8,962)
Higher variable stock-based compensation, based on improved performance	(4,730)
Increase in corporate cost allocations, mainly related to the portion of the incremental 2022 incentive plan accruals allocable to operating segment employees	10,527
Operating loss for the year ended December 31, 2022	$(20,402)

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

SUNOPTA INC.	38	December 31, 2022 Form 10-K

Consolidated Results of Operations for Fiscal Years 2021 and 2020

	January 1, 2022	January 2, 2021	Change	Change
	$	$	$	%
Revenues
Plant-Based Foods and Beverages	470,754	415,164	55,590	13.4%
Fruit-Based Foods and Beverages	341,870	374,049	(32,179)	-8.6%
Total revenues	812,624	789,213	23,411	3.0%

Gross Profit
Plant-Based Foods and Beverages	75,971	80,497	(4,526)	-5.6%
Fruit-Based Foods and Beverages	21,749	28,580	(6,831)	-23.9%
Total gross profit	97,720	109,077	(11,357)	-10.4%

Gross Margin
Plant-Based Foods and Beverages	16.1%	19.4%		-3.3%
Fruit-Based Foods and Beverages	6.4%	7.6%		-1.3%
Total gross margin	12.0%	13.8%		-1.8%

Segment operating income (loss)(1)
Plant-Based Foods and Beverages	36,616	50,780	(14,164)	-27.9%
Fruit-Based Foods and Beverages	(9,320)	(7,321)	(1,999)	-27.3%
Corporate Services	(17,237)	(31,151)	13,914	44.7%
Total segment operating income	10,059	12,308	(2,249)	-18.3%

Other expense, net	8,890	23,393	(14,503)	-62.0%
Earnings (loss) from continuing operations before the following	1,169	(11,085)	12,254	110.5%
Interest expense, net	8,769	30,042	(21,273)	-70.8%
Loss on retirement of debt	-	8,915	(8,915)	-100.0%
Income tax benefit	(6,428)	(7,650)	1,222	16.0%
Loss from continuing operations(2),(3)	(1,172)	(42,392)	41,220	97.2%
Earnings from discontinued operations	-	124,820	(124,820)	-100.0%
Net earnings (loss)	(1,172)	82,428	(83,600)	-101.4%
Dividends and accretion on preferred stock	(4,197)	(10,328)	6,131	59.4%

Earnings (loss) attributable to common shareholders(4)	(5,369)	72,100	(77,469)	-107.4%

(1) The following table presents a reconciliation of segment operating income/loss to "earnings/loss from continuing operations before the following" on the consolidated statements of operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for Fiscal Years 2022 and 2021" table regarding the use of this non-GAAP measure).

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
	$	$	$	$
January 1, 2022
Segment operating income (loss)	36,616	(9,320)	(17,237)	10,059
Other expense, net	(280)	(6,807)	(1,803)	(8,890)
Earnings (loss) from continuing operations before the following	36,336	(16,127)	(19,040)	1,169

January 2, 2021
Segment operating income (loss)	50,780	(7,321)	(31,151)	12,308
Other expense, net	(2,721)	(8,652)	(12,020)	(23,393)
Earnings (loss) from continuing operations before the following	48,059	(15,973)	(43,171)	(11,085)

SUNOPTA INC.	39	December 31, 2022 Form 10-K

(2) The following table presents a reconciliation of adjusted earnings (loss) from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for Fiscal Years 2022 and 2021" table regarding the use of this non-GAAP measure).

	January 1, 2022		January 2, 2021
		Per Share		Per Share
For the years ended	$	$	$	$
Loss from continuing operations	(1,172)		(42,392)
Dividends and accretion on preferred stock	(4,197)		(10,328)
Loss from continuing operations attributable to common shareholders	(5,369)	(0.05)	(52,720)	(0.59)
Adjusted for:
Business development costs(a)	6,209		-
Costs related to exit from fruit ingredient processing facility(b)	5,504		-
Restructuring costs(c)	1,432		9,897
Long-lived asset impairments and facility closure costs(d)	1,063		2,676
Start-up costs(e)	745		1,883
Workforce reduction charges(f)	499		-
Loss on foreign currency forward contract(g)	-		12,658
Loss on retirement of debt(h)	-		8,915
Other(i)	261		(189)
Net income tax effect(j)	(5,827)		255
Adjusted earnings (loss)	4,517	0.04	(16,625)	(0.19)

(a) Represents third-party costs associated with business development activities, including costs related to the evaluation, execution, and integration of external acquisitions and divestitures, and internal expansion projects and other strategic initiatives. For 2021, these costs included the transition and integration of the acquired Dream and West Life brands, project development activities related to our new plant-based beverage facility in Midlothian, Texas, and costs related to other actions undertaken to optimize non-core assets, which were recorded in cost of goods sold ($0.6 million) and SG&A expenses ($4.9 million), as well as the assessment of post-closing adjustments related to the divestiture of Tradin Organic, which were recorded in other expense ($0.7 million).

(b) For 2021, reflects closure costs related to the exit from our former South Gate, California, fruit ingredient processing facility, including long-lived asset impairment charges ($3.0 million), equipment relocation costs ($0.8 million) and employee termination costs ($1.1 million) recorded in other expense, and inventory write-offs of $0.6 million recorded in cost of goods sold.

(c) For 2021, represents costs to complete the exit from our former Santa Maria, California, frozen fruit processing facility, which were recorded in other expense. For 2020, reflects professional fees of $1.0 million and employee retention costs of $0.6 million recorded in SG&A expenses; and long-lived asset impairment and facility closure costs of $6.4 million, mainly related to the Santa Maria facility exit, together with employee termination costs of $2.8 million (offset by the reversal of $0.9 million of previously recognized stock-based compensation related to forfeited awards previously granted to terminated employees), which were recorded in other expense.

(d) For 2021, mainly reflects costs related to the relocation of our executive office and innovation center into Eden Prairie, Minnesota, and the vacating of our former leased facility, which were recorded in other expense. For 2020, reflects the write-down of owned and right-of-use assets related to the consolidation of roasting lines at our former sunflower facility in Crookston, Minnesota, which was recorded in other expense.

(e) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For 2021 and 2020, start-up costs related to expansion projects within our plant-based beverage and ingredient operations, as well as the introduction of fruit smoothie bowls in 2021, which were recorded in cost of goods sold.

(f) For 2021, represents severance and related benefit charges related to workforce reduction actions in our frozen fruit operations to reduce overhead costs, which were recorded in other expense.

(g) For 2020, reflects a loss on a foreign currency forward contract to economically hedge the cash consideration from the sale of Tradin Organic, which was recorded in other expense.

SUNOPTA INC.	40	December 31, 2022 Form 10-K

(h) For 2020, reflects the premium paid ($5.3 million) and write-off of unamortized debt issuance costs ($3.6 million) on the redemption and retirement of the $223.5 million principal amount of our 9.5% senior secured second lien notes, which were recorded in non-operating expenses.

(i) For 2021, other mainly reflects the settlement of certain legal and contractual matters, which were recorded in other expense. For 2020, other includes a loss of $2.4 million from the settlement of a customer claim related to the recall of certain sunflower products in 2016, net of gains of $2.2 million from the settlement of unrelated matters, and reversal of previously accrued costs related to the withdrawal of certain consumer-packaged products, which was recorded in other income/expense.

(j) Reflects the tax effect of the preceding adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment.

(3) The following table presents a reconciliation of segment operating income and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (4) to the "Consolidated Results of Operations for Fiscal Years 2022 and 2021" table regarding the use of this non-GAAP measure).

	January 1, 2022	January 2, 2021
For the years ended	$	$
Loss from continuing operations	(1,172)	(42,392)
Income tax benefit	(6,428)	(7,650)
Loss on retirement of debt(a)	-	8,915
Interest expense, net	8,769	30,042
Other expense, net	8,890	23,393
Total segment operating income	10,059	12,308
Depreciation and amortization	34,641	30,308
Stock-based compensation(b)	9,100	12,570
Business development costs(c)	5,506	-
Start-up costs(d)	745	1,883
Costs related to exit from fruit ingredient processing facility(e)	572	-
Restructuring costs(f)	-	1,649
Adjusted EBITDA	60,623	58,718

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

(c) For 2021, third-party business development costs reflected the transition and integration of the acquired Dream and West Life brands, project development activities related to our new plant-based beverage facility in Midlothian, Texas, and costs related to other actions undertaken to optimize non-core assets, which were recorded in cost of goods sold ($0.6 million) and SG&A expenses ($4.9 million).

(d) For 2021 and 2020, reflects start-up costs related to expansion projects within our plant-based beverage and ingredient operations, as well as the introduction of fruit smoothie bowls in 2021, which were recorded in cost of goods sold.

(e) For 2021, reflects inventory write-offs related to the exit from our former South Gate, California, fruit ingredient processing facility, which were recorded in cost of goods sold.

(f) For 2020, reflects professional fees of $1.0 million and employee retention costs of $0.6 million recorded in SG&A expenses.

(4) Refer to footnote (5) to the "Consolidated Results of Operations for Fiscal Years 2022 and 2021" table regarding the use of certain other non-GAAP measures in the discussion of results of operations below.

Revenues for the year ended January 1, 2022 increased by 3.0% to $812.6 million from $789.2 million for the year ended January 2, 2021. Excluding the impact of incremental revenues from changes in commodity-related pricing (an increase in revenues of $14.8 million) and the acquisition of the Dream and West Life brands (an increase in revenues of $13.4 million), partially offset by the impact of the 53rd week of sales in fiscal 2020 (a decrease in revenues of $6.2 million), revenues increased by 0.2% in 2021, compared with 2020.

SUNOPTA INC.	41	December 31, 2022 Form 10-K

For the year ended January 1, 2022, Plant-Based Foods and Beverages segment revenues increased by 13.4% to $470.8 million from $415.2 million for the year ended January 2, 2021. The increase in plant-based product revenues reflected strong sales growth for our oat-based product offerings and teas, and incremental revenues from the acquisition of the Dream and West Life brands, together with increased foodservice demand for plant-based beverages due to the easing of COVID-19 restrictions, and higher sales of sunflower, partially offset by softer volumes for certain other non-dairy beverage varieties and everyday broths. In addition, due to supply chain disruptions experienced in 2021, we were unable to meet some customer demand for our plant-based products, and transport shortages prevented certain customers from picking up their orders prior to year-end.

For the year ended January 1, 2022, Fruit-Based Foods and Beverages segment revenues decreased by 8.6% to $341.9 million from $374.0 million for the year ended January 2, 2021. The decrease in fruit-based product revenues reflected lower volumes of retail frozen fruit due to the rationalization of marginally profitable customers and products, including custom fruit preparations for industrial use, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings. These declines were partially offset by the effect of pass-through customer pricing actions taken in 2021 for frozen fruit, together with volume growth for fruit snacks and increased foodservice demand for fruit-based ingredients.

Consolidated gross profit decreased $11.4 million, or 10.4%, to $97.7 million for the year ended January 1, 2022, compared with $109.1 million for the year ended January 2, 2021. Consolidated gross margin for the year ended January 1, 2022 was 12.0% compared to 13.8% for the year ended January 2, 2021, a decrease of 180 basis points.

Gross profit for the Plant-Based Foods and Beverages segment decreased $4.5 million to $76.0 million for the year ended January 1, 2022, compared with $80.5 million for the year ended January 2, 2021, and gross margin decreased to 16.1% in 2021 from 19.4% in 2020. The 330-basis point decrease in gross margin reflected the impact of lower plant utilization and manufacturing inefficiencies in our plant-based beverage and ingredient operations, due to reduced labor productivity and logistical challenges, together with increased manufacturing plant spend, including inflationary increases in transportation and utility rates, and wage incentives paid to retain employees, as well as increased depreciation expense related to new production equipment ($4.3 million or 0.9% gross margin impact). These factors were partially offset by the effects of higher sunflower pricing and improved margin performance in our sunflower and roasting operations, together with lower start-up costs related to capital expansion projects in our plant-based beverage and ingredient operations (2021 - $0.5 million or 0.1% gross margin impact; 2020 - $1.9 million or 0.4% gross margin impact).

Gross profit for the Fruit-Based Foods and Beverages segment decreased $6.8 million to $21.7 million for the year ended January 1, 2022, compared with $28.6 million for the year ended January 2, 2021, and gross margin decreased to 6.4% in 2021 from 7.6% in 2020. The 120-basis point decrease in gross margin reflected the impacts to our frozen fruit operations of higher strawberry commodity prices and a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso (approximately $4.6 million or 1.0% gross margin impact), together with higher fruit inventory losses due to excess spoilage during handling, and increased transportation costs. In addition, we experienced higher raw material and transportation costs in our fruit snacks operations, together with start-up production costs for smoothie bowls ($0.2 million or 0.1% gross margin impact). These factors were partially offset by the effects of pass-through sales pricing actions in 2021 and portfolio rationalizations for frozen fruit, together with manufacturing cost structure savings and productivity improvements in our frozen fruit operations.

For the year ended January 1, 2022, we realized total segment operating income of $10.1 million, compared with $12.3 million for the year ended January 2, 2021. The $2.2 million decrease in total segment operating income mainly reflected lower gross profit, as described above, together with a $2.8 million year-over-year unfavorable foreign exchange impact related to the remeasurement of our Mexican operations into U.S. dollars and lower gains on Mexican peso hedging activities, and $1.0 million of incremental amortization expense related to the acquired Dream and West Life brand name intangible assets, partially offset by a $12.9 million decrease in SG&A expenses. The SG&A savings primarily reflected lower incentive compensation, based on financial performance, together with reduced reserves for credit losses due to improving economic conditions within the foodservice sector and lower employee compensation costs related to headcount reductions in our frozen fruit operations, partially offset by $4.9 million of incremental costs related to business development activities, including the transition and integration of the acquired Dream and West Life brands and project costs related to our new plant-based beverage facility in Midlothian, Texas.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Segmented Operations Information."

Other expense of $8.9 million for the year ended January 1, 2022, mainly reflected plant closure costs related to the consolidation of our fruit processing facilities, together with employee termination costs related to the workforce reduction in our frozen fruit operations. Other expense of $23.4 million for the year ended January 2, 2021, mainly reflected a loss on the foreign currency economic hedge of the cash consideration from the sale of Tradin Organic, together with plant closure costs within our frozen fruit operations.

SUNOPTA INC.	42	December 31, 2022 Form 10-K

Net interest expense decreased by $21.2 million to $8.8 million for the year ended January 1, 2022, compared with $30.0 million for the year ended January 2, 2021, which mainly reflected reduced cash interest payments as a result of a reduction in outstanding debt following the divestiture of Tradin Organic in December 2020, including the redemption in full of the $223.5 million outstanding principal amount of our 9.5% senior secured second lien notes. In 2020, we recorded a $8.9 million loss on the retirement of the second lien notes, including a premium paid of $5.3 million and write-off of the remaining $3.6 million of debt issuance costs.

We recognized an income tax benefit of $6.4 million for the year ended January 1, 2022, compared with a benefit of $7.7 million for the year ended January 2, 2021. Our effective tax rate was approximately 27% in both 2021 and 2020, excluding the impact of stock-based compensation and other non-deductible expenses and the recognition of excess tax benefits related to the exercise or vesting of stock-based awards, together with the impacts in 2020 of a change in the estimated valuation of state deferred tax assets and a change in the amount of valuation allowance recorded against certain deferred tax assets and benefits related to the net operating loss carryback provisions of the CARES Act.

Loss from continuing operations for the year ended January 1, 2022 was $1.2 million, compared with a loss of $42.4 million for the year ended January 2, 2021. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.05 for the year ended January 1, 2022, compared with a diluted loss per share $0.59 for the year ended January 2, 2021.

Earnings from the discontinued operations of Tradin Organic were $124.8 million (diluted earnings per share of $1.40) for the year ended January 2, 2021, which included a pre-tax gain on sale of $111.8 million.

On a consolidated basis, we realized a loss attributable to common shareholders of $5.4 million (diluted loss per share of $0.05) for the year ended January 1, 2022, compared with earnings attributable to common shareholders of $72.1 million (diluted earnings per share of $0.81) for the year ended January 2, 2021. The amounts attributable to common shareholders for 2021 and 2020 reflected dividends and accretion on preferred stock of $4.2 million and $10.3 million, respectively. The decline in preferred stock dividends and accretion reflected the exchange of all of the shares of Series A preferred stock for shares of our common stock in February 2021.

For the year ended January 1, 2022, the adjusted earnings were $4.5 million, or $0.04 earnings per diluted share, compared with an adjusted loss of $16.6 million, or $0.19 loss per diluted share for the year ended January 2, 2021. Adjusted EBITDA for the year ended January 1, 2022 was $60.6 million, compared with $58.7 million for the year ended January 2, 2021. Adjusted earnings (loss) and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the table above for a reconciliation of adjusted earnings (loss) and adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Segmented Operations Information

Plant-Based Foods and Beverages	January 1, 2022	January 2, 2021	Change	% Change

Revenues	$470,754	$415,164	$55,590	13.4%
Gross profit	76,336	80,497	(4,161)	-5.2%
Gross margin	16.2%	19.4%		-3.2%

Operating income	$36,981	$50,780	$(13,799)	-27.2%
Operating margin	7.9%	12.2%		-4.3%

SUNOPTA INC.	43	December 31, 2022 Form 10-K

Plant-Based Foods and Beverages contributed $470.8 million in revenues for the year ended January 1, 2022, compared to $415.2 million for the year ended January 2, 2021, an increase of $55.6 million, or 13.4%. The table below explains the increase in reported revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the year ended January 2, 2021	$415,164
Growth in sales of oat-based product offerings and teas, together with increased foodservice demand for plant-based beverages due to the easing of COVID-19 restrictions, partially offset by softer volumes for certain other non-dairy beverage varieties and everyday broths	33,752
Incremental Dream and West Life revenues	13,362
Higher sales of birdfeed and raw sunflower kernel, partially offset by lower volumes of ready-to-eat snacks and roasted ingredients	5,888
Increased commodity pricing for sunflower	2,588
Revenues for the year ended January 1, 2022	$470,754

Gross profit in Plant-Based Foods and Beverages decreased by $4.2 million to $76.3 million for the year ended January 1, 2022, compared to $80.5 million for the year ended January 2, 2021. The table below explains the decrease in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended January 2, 2021	$80,497
Impact of lower plant utilization and manufacturing inefficiencies in our plant-based beverage and ingredient operations, due to reduced labor productivity and logistical challenges, together with increased manufacturing plant spend, including inflationary increases in transportation and utility rates, and wage incentives paid to retain employees, as well as increased depreciation expense related to new production equipment, partially offset by higher sales volumes of plant-based beverages and ingredients, including the incremental contribution from the Dream and West Life brands, and lower start-up costs related to capital expansion projects	(8,295)
Increased volumes and pricing for birdfeed and raw sunflower kernel, together with improved plant utilization and cost reductions within our sunflower and roasting operations	3,769
Gross profit for the year ended January 1, 2022	$75,971

Operating income in Plant-Based Foods and Beverages decreased by $13.8 million to $37.0 million for the year ended January 1, 2022, compared to $50.8 million for the year ended January 2, 2021. The table below explains the decrease in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the year ended January 2, 2021	$50,780
Increase in corporate cost allocations, reflecting higher revenues and headcount within our plant-based operations, together with reallocation of management fees previously charged to Tradin Organic	(5,170)
Incremental third-party costs related to the transition and integration of the acquired Dream and West Life brands and amortization of the related brand name intangible assets, together with higher employee compensation costs related to new product development and sales and marketing positions	(4,468)
Decrease in gross profit, as explained above	(4,526)
Operating income for the year ended January 1, 2022	$36,616

SUNOPTA INC.	44	December 31, 2022 Form 10-K

Fruit-Based Foods and Beverages	January 1, 2022	January 2, 2021	Change	% Change

Revenues	$341,870	$374,049	$(32,179)	-8.6%
Gross profit	21,749	28,580	(6,831)	-23.9%
Gross margin	6.4%	7.6%		-1.2%

Operating loss	$(9,320)	$(7,321)	$(1,999)	-27.3%
Operating margin	-2.7%	-2.0%		-0.7%

Fruit-Based Foods and Beverages contributed $341.9 million in revenues for the year ended January 1, 2022, compared to $374.0 million for the year ended January 2, 2021, a decrease of $32.2 million, or 8.6%. The table below explains the decrease in reported revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the year ended January 2, 2021	$374,049
Lower retail volumes of frozen fruit due to the rationalization of marginally profitable customers and products, including custom fruit preparations for industrial use, and the impact of supply constraints for certain fruit varieties on blended frozen fruit offerings, partially offset by the effect of pass-through pricing actions taken in 2021 for frozen fruit, and increased foodservice demand for fruit-based ingredients	(58,219)
Higher sales volumes of fruit snacks products, driven by returning consumer demand for portable snacks and new business development	13,795
Increased commodity pricing for raw fruit	12,245
Revenues for the year ended January 1, 2022	$341,870

Gross profit in Fruit-Based Foods and Beverages decreased by $6.8 million to $21.7 million for the year ended January 1, 2022, compared to $28.6 million for the year ended January 2, 2021. The table below explains the decrease in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the year ended January 2, 2021	$28,580
Lower sales volumes of retail frozen fruit, together with higher strawberry commodity prices, a higher cost of fruit inventory from Mexico due to the impact of a strengthening Mexican peso, inventory losses, and increased transportation costs, partially offset by the effects of pass-through pricing actions and portfolio rationalizations for frozen fruit and fruit ingredients, together with lower manufacturing costs and productivity improvements in our frozen fruit operations	(8,452)
Sales volume growth for fruit snacks, partially offset by higher raw material and transportation costs, together with incremental start-up costs for smoothie bowls	1,621
Gross profit for the year ended January 1, 2022	$21,749

SUNOPTA INC.	45	December 31, 2022 Form 10-K

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

Operating loss at Corporate Services decreased by $13.6 million to $17.5 million for the year ended January 1, 2022, compared to a loss of $31.2 million for the year ended January 2, 2021. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the year ended January 2, 2021	$(31,151)
Lower employee-related variable compensation related to our 2021 short-term incentive plan, based on financial performance, partially offset by higher business development costs, and reduced gains on Mexican peso hedging activities	5,822
Increase in corporate cost allocations to SunOpta operating segments, as a result of the reallocation of management fees previously charged to Tradin Organic	4,622
Lower variable stock-based compensation related to the equity component of our short-term incentive plan, based on financial performance	3,470
Operating loss for the year ended January 1, 2022	$(17,237)

Liquidity and Capital Resources

From time to time, as part of our ongoing efforts to improve working capital efficiency, we utilize, at our sole discretion, supply chain finance ("SCF") programs offered by some of our major customers that allows us to sell our receivables from the customers to such customers' financial institutions, on a non-recourse basis, in order to be paid earlier than our payment terms with the customer provide at a discount rate that leverages those customers' favorable credit ratings. Utilizing our customers' SCF programs reduces our accounts receivable balances, improves our cash flows, and reduces the cost of servicing these receivables with our revolving credit facility. In addition, in connection with our efforts to extend payment terms with certain of our major suppliers, we have implemented our own SCF program through a participating financial institution. We agree with our suppliers on the contractual payment terms for the goods and services we procure regardless of whether the supplier elects to participate in our SCF program. If a supplier does participate in our SCF program, the supplier, at its own discretion, determines which invoices, if any, it wants to sell to the financial institution in order to be paid earlier than the contractual payment terms provide. A supplier's voluntary inclusion of an invoice in our SCF program has no bearing on our payment terms, which remain the original due date of the supplier invoice, or the amounts we pay, and we have no economic interest in a supplier's decision to participate in the program. In addition, we have not provided any guarantees to the financial institution as it relates to our SCF program. As a result, amounts due to our suppliers that elected to participate in our SCF program are included in accounts payable and accrued liabilities on our consolidated balance sheet. As at December 31, 2022, we had outstanding payment obligations to these suppliers of approximately $6 million confirmed under the program. All operating cash flows from our accounts receivable and accounts payable are reported consistently in our consolidated statements of cash flows (as described below) regardless of whether they are associated with a SCF program.

SUNOPTA INC.	46	December 31, 2022 Form 10-K

On December 31, 2020, we entered into a five-year credit agreement, as amended, for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity. As at December 31, 2022, we had outstanding borrowings under the revolving credit facility of $137.3 million (January 1, 2022 - $153.3 million), and available borrowing capacity of approximately $50 million (January 1, 2022 - $67 million), which reflected a reduced borrowing base as a result of the sale of the sunflower business.

On April 15, 2021, we financed a portion of the purchase price of the Dream and West Life brands with a $20 million FILO term loan. Amortization payments on the aggregate principal amount of the FILO term loan are equal to $2.5 million, payable at the end of each fiscal quarter, commencing with the first quarter of 2023, with the remaining amount payable at the maturity thereof on April 15, 2024.

The credit agreement also provides a five-year, $75 million delayed draw term loan, to be used for capital expenditures, which may be drawn upon up to March 31, 2023. As at December 31, 2022, we had $43.7 million (January 1, 2022 - $11.6 million) drawn on the term loan facility to partially finance the purchase of equipment for our new plant-based beverage facility in Midlothian, Texas, as well as certain other equipment purchases. Commencing in March 2023, the term loan facility is repayable in monthly installments equal to 1/84th of the then-outstanding principal amount of the term loan facility, with the remaining amount payable at the maturity thereof on December 31, 2025.

For the year ended December 31, 2022, the weighted-average interest rate on all outstanding borrowings under our asset-based credit facilities was 4.73% (January 1, 2022 - 2.36%), reflecting increases in short-term interest rates. For fiscal 2023, the estimated amount of interest payments we expect to make on borrowings under our asset-based credit facilities, together with commitment fees on the expected undrawn portion of these facilities, is approximately $15 million.

For more information on our asset-based credit facilities and other long-term debt, including maturity dates, see note 11 to the consolidated financial statements at Item 15 of this Form 10-K.

As at December 31, 2022, we had outstanding finance lease liabilities of $124.1 million (January 1, 2022 - $52.8 million), with weighted-average implicit interest rates of 8.67% and weighted-average remaining lease terms of 3.5 years. Additions to finance leases in 2022 were mainly related to the buildouts of our Midlothian, Texas, facility, and our executive office and innovation center located in Eden Prairie, Minnesota, together with the addition of new processing equipment and plant improvements within our plant-based manufacturing network.

For more information on our operating and finance lease obligations, including maturity dates, see note 7 to the consolidated financial statements at Item 15 of this Form 10-K.

As at December 31, 2022, our subsidiary, SunOpta Foods Inc., had 30,000 shares of Series B-1 preferred stock issued and outstanding. The Series B-1 preferred stock currently has a liquidation preference of approximately $1,015 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share, which presently equates to approximately 12,178,667 common shares. Cumulative preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference, which equates to quarterly dividend distributions of approximately $0.6 million. At any time, the holders of the Series B-1 preferred stock may elect to exchange their shares of Series B-1 preferred stock into shares of our common stock. In addition, on or after April 24, 2023, SunOpta Foods may cause the holders of the Series B-1 Preferred Stock to exchange all of their shares of Series B-1 preferred stock into shares of our common stock if the volume-weighted average trading price of our common shares during the then preceding 20 trading day period is greater than 200% of the $2.50 exchange price per share.

On February 28, 2023, we received written notice from Engaged Capital, LLC (together with its affiliated funds, "Engaged Capital") that they have exercised their right to exchange their entire holding of 15,000 shares of Series B-1 Preferred Stock into 6,089,331 shares of our common stock, representing approximately 5.3% of our issued and outstanding common share on a post-exchange basis, together with a cash payment to adjust for fractional common shares, plus accrued and unpaid dividends as of the date of exchange. The exchange is expected to be completed on or about March 3, 2023. Following the exchange, we will no longer be required to pay Engaged Capital the 8.0% per annum dividend on the Series B-1 preferred stock, equating to approximately $1.2 million of annual cash dividend savings.

For more information on the Series B-1 preferred stock, see notes 12 and 22 to the consolidated financial statements at Item 15 of this Form 10-K.

SUNOPTA INC.	47	December 31, 2022 Form 10-K

As at December 31, 2022, we had approximately $124 million of purchase commitments related to inventories to be used in our production processes over the next 12 months, which we intend to fund through operating cash flows, supplemented with seasonal borrowings under our revolving credit facility to finance fruit crop inventory builds.

Our estimated cash capital expenditures for 2023 are approximately $35 million, including approximately $10 million allocated for the completion of our Midlothian, Texas, facility, together with approximately $15 million of other discretionary investments in growth and productivity projects in our plant-based and fruit-based operations, as well as approximately $10 million of non-discretionary maintenance projects. In addition, we estimate approximately $20 million of non-cash capital investments in 2023, consisting of capitalized finance lease right-of-use assets. For 2023, our estimated capital expenditures directly related to environmental projects, including the installation of solar panels at our executive office and innovation center, are not expected to be material. We intend to fund our cash capital expenditures using our term loan facility (as described above), our revolving credit facility, and operating cash flows.

For information regarding our finance lease and plant acquisition commitments, see note 20 to the consolidated financial statements at Item 15 of this Form 10-K.

We believe that our operating cash flows, including the selective use of SCF programs to improve payment terms, together with our revolving and term loan credit facilities, and access to lease financing, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us. In addition, we may explore the sale of selected operations or assets from time to time to improve our profitability, reduce our indebtedness, and/or improve our position to obtain additional financing.

Cash Flows

Summarized cash flow information for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 is as follows:

				Change
	December 31, 2022	January 1, 2022	January 2, 2021	2021 to 2022	2020 to 2021
	$	$	$	$	$
Net cash flows provided by (used in):
Operating activities of continuing operations	60,575	(21,432)	52,663	82,007	(74,095)
Investing activities of continuing operations	(100,500)	(81,070)	(37,371)	(19,430)	(43,699)
Financing activities of continuing operations	46,701	116,058	(386,621)	(69,357)	502,679
Discontinued operations	(6,324)	(13,580)	369,859	7,256	(383,439)

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations increased $82.0 million from 2021 to 2022. The increase in cash provided reflected a normalization of frozen fruit inventory purchases in 2022, compared with a need to replenish those inventories in 2021, following a shortfall in supply in 2020, partially offset by the year-over-year impact of higher commodity prices for frozen fruit, and higher inventory levels to support the growth in our fruit snacks operations. In addition, the increases in cash provided reflected our improved operating performance in 2022, together with improved working capital efficiency through the selective use of SCF programs.

Cash used in operating activities of continuing increased $74.1 million from 2020 to 2021, which mainly reflected increases in fruit purchases, due to a shortfall in frozen strawberry supply in 2020 related to COVID-19-driven demand for fresh fruit, together with the impacts of higher commodity prices and lower retail sales demand for frozen fruit in 2021. In addition, the increase in inventories in 2021 reflected higher finished goods related to the acquired Dream and West Life brands and the build-up of plant-based raw materials and packaging to support growth.

SUNOPTA INC.	48	December 31, 2022 Form 10-K

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations increased $19.4 million from 2021 to 2022. Investing cash flows reflected additions to property, plant and equipment of $128.6 million in 2022, compared with additions of $58.3 million in 2021. Capital expenditures in 2022 were mainly related to the construction of our new plant-based beverage facility in Midlothian, Texas, together with the completion of our executive office and innovation center in Eden Prairie, Minnesota, and other capacity expansion projects within our manufacturing operations. Investing cash inflows in 2022 included net proceeds of $20.3 million from the sale of property, plant and equipment, including the sale of our Oxnard, California, frozen fruit processing facility, and $7.8 million received from the sale of the sunflower business, while investing cash outflows in 2021 included $25.1 million paid to acquire the Dream and West Life brand name intangible assets.

Cash used in investing activities of continuing operations increased $43.7 million from 2020 to 2021. Investing cash flows reflected additions to property, plant and equipment of $58.3 million in 2021, net of proceeds of $2.3 million from the disposal of assets from our exited fruit processing facilities, compared with additions of $24.8 million in 2020. Capital expenditures in 2021 were mainly related to capacity expansion projects within our plant-based operations, together with expenditures related to the construction of our Midlothian, Texas, facility and our executive office and innovation center. Cash used in investing activities of continuing operations in 2021 also included $25.1 million related to the acquired Dream and West Life brand name intangible assets, while in 2020 we paid $12.7 million to settle a foreign currency economic hedge of the cash consideration from the sale of Tradin Organic.

Financing Activities of Continuing Operations

Cash provided by financing activities of continuing operations decreased $69.4 million from 2021 to 2022, which mainly reflected reduced levels of revolver borrowings required to fund changes in working capital in 2022, partially offset by increased borrowings of long-term debt related to term loan and lease financing for capital projects.

Cash provided by financing activities of continuing operations increased $502.7 million from 2020 to 2021. The increase in cash provided mainly reflected increases in revolver and term loan borrowings to finance inventory purchases, capital expenditures, and the acquisition of the Dream and West Life brands in 2021, compared to the use of the proceeds from the sale of Tradin Organic to repay approximately $355 million of indebtedness in 2020.

Cash Flows from Discontinued Operations

Cash used in investing activities of discontinued operations of $6.3 million in 2022 was related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of Tradin Organic, while cash used in investing activities of discontinued operations of $13.4 million in 2021 was related to the settlement of transaction costs accrued in connection with the Tradin Organic sale. Net cash provided by discontinued operations was $369.9 million in 2020, which mainly reflected the cash consideration received from the sale of Tradin Organic.

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

SUNOPTA INC.	49	December 31, 2022 Form 10-K

Long-Lived Assets

We evaluate long-lived assets, comprising property, plant and equipment, intangible assets and operating lease right-of-use assets, for impairment if events or changes in circumstances indicate that the carrying amounts of these assets may not be recoverable. Our evaluation is based on an assessment of potential indicators of impairment, such as an adverse change in the business climate that could affect the value of an asset, the loss of a significant customer, current or forecasted operating or cash flow losses that demonstrate continuing losses associated with the use of an asset, the introduction of a competing product that results in a significant loss of market share, and a current expectation that, more likely than not, a long-lived asset will be disposed of before the end of its previously estimated useful life, such as a plan to exit a product line or business in the near term.

Impairment exists when the carrying amount of a long-lived asset is not recoverable through undiscounted future cash flows and its carrying value exceeds its estimated fair value. A discounted cash flow analysis is typically used to determine fair value using estimates and assumptions that market participants would apply. Some of the estimates and assumptions inherent in a discounted cash flow model include the amount and timing of the projected future cash flow to be generated from the use of the long-lived asset and its eventual disposal, and the discount rate used to reflect the risks inherent in the future cash flows. A change in any of these estimates and assumptions could produce a different fair value, which could have a material impact on our results of operations. In addition, a long-lived asset's expected useful life can increase estimation risk, as longer-lived assets necessarily require longer-term cash flow forecasts. In connection with an impairment evaluation, we also reassess the remaining useful life of an amortizable long-lived asset and modify it, as appropriate.

As at December 31, 2022, our frozen fruit operations included property, plant and equipment of approximately $30 million and customer relationship intangible assets of $112 million. The intangible assets have a weighted-average remaining useful life of approximately 16 years. Our frozen fruit operations incurred operating losses in 2021 and 2020, due to a number of factors including rising commodity prices and input costs that we were unable to fully pass through to our customers. In 2022, our frozen fruit operations returned to profitability as a result of an improved margin profile from portfolio rationalizations and reduced manufacturing cost base, together with the pass-through of higher sales pricing. We consider this history of fluctuating operating profitability to be an indicator that the carrying amount of the long-lived assets of the frozen fruit operations may not be recoverable. Accordingly, each annual reporting period, we perform a quantitative assessment to determine the recoverability of the long-lived assets, based on the estimated undiscounted cash flows expected to be generated by the frozen fruit operations over the remaining useful life of the assets. We update our annual assessment each interim reporting period based on an analysis of business performance and other qualitative factors arising in each period. Our annual assessment as of December 31, 2022, indicated that the aggregate carrying value of the frozen fruit long-lived assets was recoverable. Our recoverability assessment requires that we estimate cash flows for an extended period of time, involving a high degree of judgment and subjectivity. We believe the assumptions we apply in our projections are reasonable in light of the historical performance of the frozen fruit operations and appropriately reflect our current plans and expectations for the business, including the expected benefits from pricing actions and cost savings measures that we have taken to improve the gross margin performance of the business. However, a significant change in any of our assumptions, including expectations around sales volumes, customer attrition, and gross margins, as well as a change in plans and expectations related to the continued use and eventual disposition of the long-lived assets, may result in a determination that the long-lived assets are not recoverable, and a heightened risk that a material impairment exists.

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

Income Taxes

We are liable for income taxes in Canada, the U.S., and Mexico. Our effective tax rate differs from the statutory tax rate and will vary from year to year primarily as a result of numerous permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign and other provincial jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in valuation allowance based on our recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations.

SUNOPTA INC.	50	December 31, 2022 Form 10-K

In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet. We also estimate the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and as a result actual results may differ from forecasts. We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied, the number of years based on management's estimate it will take to use the tax assets and any other special circumstances. If different judgments had been used, our income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with our assessment. Note 16 of the consolidated financial statements at Item 15 of this Form 10-K provides an analysis of the changes in the valuation allowance and the components of our deferred tax assets.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at December 31, 2022, we had approximately $184 million of variable rate debt, mainly comprised of our asset-based credit facilities, and approximately $124 million principal amount of fixed rate debt, comprised of finance lease obligations. A one percent, or 100 basis-point, change in interest rates would have a pre-tax effect of approximately $1.8 million on our results of operations and cash flows, based on current outstanding borrowings of variable rate debt, and the fair value of the fixed-rate finance lease liabilities would increase or decrease by approximately $2.3 million.

Foreign currency risk

All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional currency of our Canadian and Mexican operations is the U.S. dollar. As at December 31, 2022, a 10% change in foreign exchange rates would not have a material impact on our consolidated financial position, results of operations, or cash flows.

Our operations based in the U.S. and Canada have limited exposure to other currencies since almost all sales and purchases are made in U.S. dollars. We are exposed to fluctuations in the Mexican peso on purchases of fruit inventory and operating costs in our frozen fruit operations based in Mexico. From time to time, we enter into foreign currency forward contracts to establish a fixed foreign currency exchange rate related to these Mexican peso cash flows requirements. As at December 31, 2022, we did not have any open foreign currency forward contracts.

Price risk

Certain agricultural commodities and ingredients we use in the production of our products are exposed to market price risk, including fruits, grains, nuts, sweeteners, and flavorings. In addition, other inputs, such as packaging materials, energy, fuel, storage, and freight, are exposed to price fluctuations due to weather conditions, regulations, industry conditions, energy costs, fuel prices, transportation and storage demands, or other factors that are beyond our control. In addition, as described above under "Recent Events," the impacts of global economic conditions, the COVID-19 pandemic, and the conflict between Russia and Ukraine have each contributed to higher commodity inflation and input costs over the past two years. We currently do not utilize derivative contracts to hedge our exposure to fluctuations in input prices.

SUNOPTA INC.	51	December 31, 2022 Form 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting, as described below in Management's Report on Internal Control over Financial Reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company's financial reporting for external purposes in accordance with United States generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2022, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on the evaluation performed, management concluded that a material weakness existed at December 31, 2022, as described below. As a result of the material weakness described above, the Company’s management has concluded that, as of December 31, 2022, our internal control over financial reporting was ineffective.

SUNOPTA INC.	52	December 31, 2022 Form 10-K

In the fourth quarter of 2022, management determined that we had a material weakness in our internal control over financial reporting and disclosure controls and procedures related to the preparation and review of our consolidated income tax provision and recognition of deferred tax assets in our financial statements for the year ended January 1, 2022. As a consequence of this material weakness, we determined that our consolidated financial statements for the years ended January 1, 2022 and January 2, 2021 included at Item 15 of this Form 10-K required revision to correct for the immaterial errors detected in our fiscal 2021 and fiscal 2020 income tax provisions and deferred tax assets, as well as to correct for other previously identified immaterial out-of-period adjustments.

Our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, as stated in its report which contains an adverse opinion on the effectiveness of our internal control over financial reporting. This report appears herein.

Remedial Measures

The Company is in the process of improving its policies and procedures relating to enhancing our disclosure controls and procedures and internal controls related to the accumulation and communication of information necessary to the accurate preparation of our consolidated income tax provision and recognition of deferred tax assets, as well as strengthening our review controls over the reporting of income taxes and our financial statements.

The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe this remediation will occur in fiscal 2023 and will strengthen our internal control over financial reporting and will prevent a reoccurrence of the material weakness described above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the identification of and the responses to the material weakness as discussed above.

SUNOPTA INC.	53	December 31, 2022 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SunOpta Inc.'s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, SunOpta Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls related to the Company's financial reporting and disclosure controls and procedures related the preparation and review of the consolidated income tax provision and recognition of deferred tax assets related to stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive earnings (loss), shareholders' equity and cash flows for the years ended December 31, 2022 and January 1, 2022, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 1, 2023, which expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 1, 2023

SUNOPTA INC.	54	December 31, 2022 Form 10-K

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022 (the "2023 Proxy Statement").

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated herein by reference from the 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2023 Proxy Statement.

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

3. Exhibits. The list of exhibits in the Exhibit Index included in this annual report is incorporated herein by reference.

SUNOPTA INC.	55	December 31, 2022 Form 10-K

EXHIBIT INDEX

Exhibits	Description

3.1	Amalgamation of Stake Technology Ltd. and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	Certificate of Amendment, dated October 31, 2003, to change the Company's name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to Exhibit 3i(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd., dated January 1, 2004 (incorporated by reference to Exhibit 3i(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.4	Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. and Kofman-Barenholtz Foods Limited, dated January 1, 2005 (incorporated by reference to Exhibit 3i(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

3.5	Articles of Amalgamation of SunOpta Inc. and 4307623 Canada Inc., dated January 1, 2006 (incorporated by reference to Exhibit 3i(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

3.6	Articles of Amalgamation of SunOpta Inc., 4208862 SunOpta Food Ingredients Canada Ltd., 4406150 Canada Inc. and 4406168 Canada Inc., dated January 1, 2007 (incorporated by reference to Exhibit 3i(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.7	Articles of Amalgamation of SunOpta Inc. and 4460596 Canada Inc., dated January 1, 2008 (incorporated by reference to Exhibit 3i(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.8	Amended and Restated By-law No. 14, dated May 27, 2010 (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-3 filed on July 3, 2014).

3.9	Certificate of Amendment, dated July 10, 2013, to authorize the directors to fix the number of directors to be elected by the shareholders and to appoint one or more directors (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on July 3, 2014).

3.10	By-Law Number 15 of SunOpta Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).

4.1	Form of Certificate representing Common Shares, no par value (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed on September 2, 2011).

4.2	Shareholder Rights Plan Agreement, dated November 10, 2015, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).

4.3	Amended and Restated Shareholder Rights Plan Agreement, dated November 10, 2015, amended and restated as of April 18, 2016, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 20, 2016).

SUNOPTA INC.	56	December 31, 2022 Form 10-K

Exhibits	Description

4.4	Amended and Restated Certificate of Incorporation of SunOpta Foods Inc., setting forth the terms of its Series A Preferred Stock, which is exchangeable for Common Shares of SunOpta Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 12, 2016).

4.5	Articles of Amendment of SunOpta Inc., setting forth the terms of its Special Shares, Series 1 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on October 12, 2016).

4.6	Second Amended and Restated Certificate of Incorporation of SunOpta Foods Inc., setting forth the terms of its Series B Preferred Stock, which is exchangeable for Common Shares of SunOpta Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 2020).

4.7	Articles of Amendment of SunOpta Inc., setting forth the terms of its Special Shares, Series 2 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

4.8*	Description of Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

10.1†	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2011).

10.2	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 5, 2014).

10.3†	Employment Agreement, effective March 29, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2019).

10.4†	Restricted Stock Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 2, 2019).

10.5†	Stock Option Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 2, 2019).

10.6†	Performance Share Unit Award Agreement, dated effective April 1, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 2, 2019).

10.7†	Employment Agreement, dated August 30, 2019, between SunOpta Inc. and Scott E. Huckins (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.8†	Restricted Stock Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.9†	Stock Option Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 5, 2019).

SUNOPTA INC.	57	December 31, 2022 Form 10-K

Exhibits	Description

10.10†	Performance Share Unit Award Agreement, dated effective September 3, 2019, between SunOpta Inc. and Scott Huckins (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on September 5, 2019).

10.11	Subscription Agreement, dated April 15, 2020, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2020).

10.12	Exchange and Support Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.13	Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.14	Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.15	Amended and Restated Investor Rights Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.16	Amended and Restated Observer Governance and Confidentiality Agreement, dated April 24, between SunOpta Inc. and Zachary Serebrenik (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.17	Investor Rights Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc. and Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.18†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on May 1, 2020).

10.19+	Second Restatement Agreement, dated as of December 31, 2020, amending and restating the Existing Credit Agreement, dated as of February 11, 2016 (as amended by (i) the First Amendment dated as of October 7, 2016, (ii) the Second Amendment and Joinder dated as of September 19, 2017, (iii) the Third Amendment and Joinder dated as of October 22, 2018, and as amended and restated by the Restatement Agreement, dated as of January 28, 2020), among SunOpta Inc., SunOpta Foods Inc., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and the swingline lender, and JPMorgan Chase Bank, N.A., as term loan administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 5, 2021).

SUNOPTA INC.	58	December 31, 2022 Form 10-K

Exhibits	Description

10.20+	First Amendment, dated as of April 15, 2021, amending the Second Amended and Restated Credit Agreement, dated as of December 31, 2020, among SunOpta Inc., SunOpta Foods Inc., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and the swingline lender, and JPMorgan Chase Bank, N.A., as term loan administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2021).

10.21	Second Amendment, dated as of July 2, 2021, amending the Second Amended and Restated Credit Agreement dated as of December 31, 2020 (as amended by the First Amendment, dated as of April 15, 2021), among SunOpta Inc., SunOpta Foods Inc., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and the swingline lender, and JPMorgan Chase Bank, N.A., as term loan administrative agent (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended July 3, 2021).

10.22	Lease Agreement dated August 13, 2021, between SunOpta Grains and Foods Inc. and Cornerstone Development Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 19, 2021).

10.23	Guaranty Of Lease dated August 13, 2021, by SunOpta Inc. in favor of Cornerstone Development Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 19, 2021).

10.24	Equipment Schedule No. 04 dated as of September 7, 2021, between SunOpta Grains and Foods Inc. and Liberty Commercial Finance LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 22, 2021).

10.25	Equipment Schedule No. 07 dated as of September 7, 2021, between SunOpta Grains and Foods Inc. and Liberty Commercial Finance LLC (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 22, 2021).

10.26	Master Equipment Lease Agreement number 32115 dated as of June 18, 2020, between SunOpta Grains and Foods Inc. and Liberty Commercial Finance LLC (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on September 22, 2021).

10.27+	Third Amendment, dated as of February 25, 2022, amending the Second Amended and Restated Credit Agreement dated as of December 31, 2020 (as amended by the First Amendment, dated as of April 15, 2021 and the Second Amendment, dated as of July 2, 2021), among SunOpta Inc., SunOpta Foods Inc., the other borrowers and guarantors party thereto, the lenders party thereto, Bank of America, N.A., as administrative agent, collateral agent, an issuing bank and the swingline lender, and JPMorgan Chase Bank, N.A., as term loan administrative agent (incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended January 1, 2022).

10.28†	Form of Stock Option Award Agreement, dated May 5, 2022, between the Company and Joseph Ennen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 2022.)

10.29†	Form of Performance Share Unit Award Agreement, dated May 5, 2022, between the Company and Joseph Ennen (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 9, 2022.)

10.30†	SunOpta Inc. 2022 Short Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2022).

SUNOPTA INC.	59	December 31, 2022 Form 10-K

Exhibits	Description

10.31†	SunOpta Inc. 2022 Long Term Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2022).

21*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	60	December 31, 2022 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Scott Huckins

Scott Huckins
Chief Financial Officer

Date: March 1, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Joseph D. Ennen Joseph D. Ennen	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2023
/s/ Scott Huckins Scott Huckins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023
/s/ Dean Hollis Dean Hollis	Chair of the Board and Director	March 1, 2023
/s/ Albert Bolles Albert Bolles	Director	March 1, 2023
/s/ Rebecca Fisher Rebecca Fisher	Director	March 1, 2023
/s/ Katrina Houde Katrina Houde	Director	March 1, 2023
/s/ Leslie Starr Keating Leslie Starr Keating	Director	March 1, 2023
/s/ Mahes Wickramasinghe Mahes Wickramasinghe	Director	March 1, 2023

Item 16. Form 10-K Summary

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to information in the Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SUNOPTA INC.	61	December 31, 2022 Form 10-K

SunOpta Inc.

SUNOPTA INC.	-F1-	December 31, 2022 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunOpta Inc. (the Company) as of December 31, 2022 and January 1, 2022, the related consolidated statements of operations, comprehensive earnings (loss), shareholders' equity and cash flows for the years ended December 31, 2022 and January 1, 2022, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and January 1, 2022, and the results of its operations and its cash flows for the years ended December 31, 2022 and January 1, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an adverse opinion thereon.

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

SUNOPTA INC.	-F2-	December 31, 2022 Form 10-K

Impairment of Long-Lived Assets - Fruit-based foods and beverages

Description of the Matter

As described in Note 1 to the consolidated financial statements, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of an asset is not recoverable, the fair value of the asset is determined typically using an income approach (discounted cash flow analysis). An impairment loss is recognized in earnings for any excess of the carrying amount of the asset over its fair value. At December 31, 2022, the Company's consolidated long-lived assets principally consist of $322.4 million of property, plant and equipment (see Note 6) and $135.6 million of intangible assets (see Note 8).

Auditing the Company's assessment of certain long-lived asset groups within the fruit-based foods and beverages segment for impairment was complex due to the degree of judgment required in evaluating management's significant assumptions, principally projections of future revenue and profitability within the fruit-based foods and beverages segment, which are sensitive to and affected by economic, industry and company-specific factors.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls addressing the risk of material misstatement relating to the Company's impairment process. This included testing management's review controls over the quantitative data and assumptions used in the undiscounted cash flow impairment analysis, including the underlying data used to perform these analyses.

To test the impairment analysis and the undiscounted future cash flows of certain other-long lived asset groups, we performed audit procedures that included, among others, assessing the methodologies used and testing the significant assumptions and the underlying data used by the Company in its analysis, including assessing the completeness and accuracy of such underlying data. We compared the significant assumptions used by management to current industry and economic trends, historical performance, public companies within the same industry and management's strategic plans. We performed sensitivity analyses of significant assumptions to evaluate the change in the undiscounted cash flows that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2021.

Minneapolis, Minnesota

March 1, 2023

SUNOPTA INC.	-F3-	December 31, 2022 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of operations, comprehensive earnings (loss), shareholders' equity and cash flows of SunOpta Inc. (the "Company") for the year ended January 2, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended January 2, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

Chartered Professional Accountants

Licensed Public Accountants

We served as the Company's auditor from 2018 to 2021.

Toronto, Ontario

March 3, 2021, except for Note 1 Revision of Prior Period Financial Statements, as to which the date is March 1, 2023

SUNOPTA INC.	-F4-	December 31, 2022 Form 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended December 31, 2022, January 1, 2022 and January 2, 2021
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$

Revenues (note 21)	934,662	812,624	789,213
Cost of goods sold	811,808	714,904	680,136

Gross profit	122,854	97,720	109,077
Selling, general and administrative expenses	89,312	76,599	89,463
Intangible asset amortization (note 8)	10,282	9,950	8,946
Other expense, net (note 15)	22,132	8,890	23,393
Foreign exchange loss (gain)	(1,748)	1,112	(1,640)

Earnings (loss) from continuing operations before the following	2,876	1,169	(11,085)
Interest expense, net (note 11)	14,734	8,769	30,042
Loss on retirement of debt (note 11)	-	-	8,915

Loss from continuing operations before income taxes	(11,858)	(7,600)	(50,042)
Income tax benefit (note 16)	(2,340)	(6,428)	(7,650)

Loss from continuing operations	(9,518)	(1,172)	(42,392)
Earnings from discontinued operations (note 2)	4,677	-	124,820

Net earnings (loss)	(4,841)	(1,172)	82,428
Dividends and accretion on preferred stock (note 12)	(3,109)	(4,197)	(10,328)

Earnings (loss) attributable to common shareholders	(7,950)	(5,369)	72,100

Basic and diluted earnings (loss) per share (note 17)
Loss from continuing operations	(0.12)	(0.05)	(0.59)
Earnings from discontinued operations	0.04	-	1.40
Earnings (loss) attributable to common shareholders(1)	(0.07)	(0.05)	0.81

Weighted-average common shares outstanding (000s) (note 17)
Basic	107,659	104,098	89,234
Diluted	107,659	104,098	89,234

(1) The sum of the individual per share amounts may not add due to rounding.

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	December 31, 2022 Form 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the years ended December 31, 2022, January 1, 2022 and January 2, 2021
(All dollar amounts expressed in thousands of U.S. dollars)

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$

Loss from continuing operations	(9,518)	(1,172)	(42,392)
Earnings from discontinued operations	4,677	-	124,820
Net earnings (loss)	(4,841)	(1,172)	82,428

Other comprehensive earnings
Currency translation adjustment	-	-	2,405
Reclassification of accumulated currency translation adjustment of discontinued operations	-	-	10,229
Other comprehensive earnings	-	-	12,634
Comprehensive earnings (loss)	(4,841)	(1,172)	95,062

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	December 31, 2022 Form 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at December 31, 2022 and January 1, 2022
(All dollar amounts expressed in thousands of U.S. dollars)

	December 31, 2022	January 1, 2022
	$	$

ASSETS
Current assets
Cash and cash equivalents	679	227
Accounts receivable, net of allowances for credit losses of $584 and $889, respectively (note 4)	74,903	84,702
Inventories (note 5)	207,047	219,778
Prepaid expenses and other current assets	15,688	16,638
Current income taxes recoverable	4,040	8,259
Total current assets	302,357	329,604

Property, plant and equipment, net (note 6)	322,391	219,537
Operating lease right-of-use assets (note 7)	82,564	47,245
Intangible assets, net (note 8)	135,646	148,440
Goodwill (note 9)	3,998	3,998
Deferred income taxes (note 16)	3,712	-
Other assets	5,184	5,930
Total assets	855,852	754,754

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (note 10)	108,511	121,155
Income taxes payable	957	-
Current portion of long-term debt (note 11)	38,491	9,760
Current portion of operating lease liabilities (note 7)	13,074	12,203
Total current liabilities	161,033	143,118

Long-term debt (note 11)	269,993	214,843
Operating lease liabilities (note 7)	77,557	39,028
Long-term liabilities	-	2,241
Deferred income taxes (note 16)	-	14,051
Total liabilities	508,583	413,281

Series B-1 preferred stock (note 12)	28,062	28,145

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized,
107,909,792 shares issued (January 1, 2022 - 107,359,826)	440,348	436,463
Additional paid-in capital	33,184	23,240
Accumulated deficit	(155,688)	(147,738)
Accumulated other comprehensive income	1,363	1,363
Total shareholders' equity	319,207	313,328
Total liabilities and shareholders' equity	855,852	754,754

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F7-	December 31, 2022 Form 10-K

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the years ended December 31, 2022, January 1, 2022 and January 2, 2021
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive income (loss)	Non- controlling interests	Total
	000s	$	$	$	$	$	$

Balance at December 28, 2019	88,090	318,456	35,767	(214,469)	(11,271)	1,888	130,371
Employee share purchase plan	114	462	-	-	-	-	462
Stock incentive plan	1,990	7,627	(6,041)	-	-	-	1,586
Withholding taxes on stock-based awards	-	-	(4,080)	-	-	-	(4,080)
Stock-based compensation	-	-	12,216	-	-	-	12,216
Net earnings (loss)	-	-	-	82,428	-	(301)	82,127
Dividends on preferred stock	-	-	-	(8,636)	-	-	(8,636)
Accretion on preferred stock	-	-	-	(1,692)	-	-	(1,692)
Currency translation adjustment	-	-	-	-	2,405	(44)	2,361
Capital contribution to majority-owned subsidiary	-	-	-	-	-	67	67
Dividends paid by subsidiary to non- controlling interest	-	-	-	-	-	(66)	(66)
Disposition of discontinued operations	-	-	-	-	10,229	(1,544)	8,685

Balance at January 2, 2021	90,194	326,545	37,862	(142,369)	1,363	-	223,401

Exchange of Series A preferred stock, net of share issuance costs of $287	12,633	87,188	-	-	-	-	87,188
Employee share purchase plan	67	583	-	-	-	-	583
Stock incentive plan	4,466	22,147	(15,004)	-	-	-	7,143
Withholding taxes on stock-based awards	-	-	(8,718)	-	-	-	(8,718)
Stock-based compensation	-	-	9,100	-	-	-	9,100
Net loss	-	-	-	(1,172)	-	-	(1,172)
Dividends on preferred stock	-	-	-	(3,477)	-	-	(3,477)
Accretion on preferred stock	-	-	-	(720)	-	-	(720)

Balance at January 1, 2022	107,360	436,463	23,240	(147,738)	1,363	-	313,328

Employee share purchase plan	88	575	-	-	-	-	575
Stock incentive plan	462	3,310	(2,257)	-	-	-	1,053
Withholding taxes on stock-based awards	-	-	(1,629)	-	-	-	(1,629)
Stock-based compensation	-	-	13,830	-	-	-	13,830
Net loss	-	-	-	(4,841)	-	-	(4,841)
Dividends on preferred stock (note 12)	-	-	-	(2,436)	-	-	(2,436)
Accretion on preferred stock (note 12)	-	-	-	(673)	-	-	(673)

Balance at December 31, 2022	107,910	440,348	33,184	(155,688)	1,363	-	319,207

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F8-	December 31, 2022 Form 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 31, 2022, January 1, 2022 and January 2, 2021
(All dollar amounts expressed in thousands of U.S. dollars)

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings (loss)	(4,841)	(1,172)	82,428
Earnings from discontinued operations	4,677	-	124,820
Loss from continuing operations	(9,518)	(1,172)	(42,392)
Items not affecting cash:
Depreciation and amortization	37,673	34,641	30,308
Amortization of debt issuance costs (note 11)	1,601	1,353	4,078
Deferred income taxes (note 16)	(4,655)	(5,985)	2,643
Stock-based compensation (note 14)	13,830	9,100	11,676
Loss on sale of sunflower business (note 3)	23,227	-	-
Gain on sale of frozen fruit processing facility (note 15)	(3,779)	-	-
Impairment of long-lived assets	-	3,206	7,803
Loss on foreign currency forward contract (note 2)	-	-	12,658
Loss on retirement of debt (note 11)	-	-	8,915
Other	3,600	1,090	(157)
Changes in operating assets and liabilities, net of sunflower business (note 18)	(1,404)	(63,665)	17,131
Net cash provided by (used in) operating activities of continuing operations	60,575	(21,432)	52,663
Net cash provided by operating activities of discontinued operations	-	-	39,033
Net cash provided by (used in) operating activities	60,575	(21,432)	91,696

Investing activities
Additions to property, plant and equipment	(128,626)	(58,297)	(24,754)
Proceeds from sale of property, plant and equipment	20,293	2,300	-
Net proceeds from sale of sunflower business (note 3)	7,833	-	-
Additions to intangible assets	-	(25,073)	-
Cash settlement of foreign currency forward contract (note 2)	-	-	(12,658)
Other	-	-	41
Net cash used in investing activities of continuing operations	(100,500)	(81,070)	(37,371)
Net cash provided by (used in) investing activities of discontinued operations	(6,324)	(13,380)	361,889
Net cash provided by (used in) investing activities	(106,824)	(94,450)	324,518

Financing activities
Increase (decrease) in borrowings under revolving credit facilities (note 11)	(19,821)	106,016	(175,990)
Borrowings of long-term debt (notes 7 and 11)	90,907	32,800	5,179
Repayment of long-term debt, including premium paid (notes 7 and 11)	(20,457)	(13,671)	(231,431)
Payment of debt issuance costs	(735)	(2,561)	(4,888)
Proceeds from the exercise of stock options and employee share purchases	1,628	7,726	2,048
Payment of withholding taxes on stock-based awards	(1,629)	(8,718)	(4,080)
Payment of cash dividends on preferred stock (note 12)	(2,436)	(5,247)	(4,078)
Proceeds on issuance of preferred stock, net of issuance costs (note 12)	(756)	-	26,804
Payment of share issuance costs	-	(287)	-
Other	-	-	(185)
Net cash provided by (used in) financing activities of continuing operations	46,701	116,058	(386,621)
Net cash used in financing activities of discontinued operations	-	(200)	(31,063)
Net cash provided by (used in) financing activities	46,701	115,858	(417,684)
Increase (decrease) in cash and cash equivalents during the year	452	(24)	(1,470)

Cash and cash equivalents of discontinued operations:
Balance at the beginning of the year	-	-	1,370
Foreign exchange gain on cash and cash equivalents	-	-	223
Less: Balance at the end of year	-	-	-

Cash and cash equivalents, beginning of the year	227	251	128
Cash and cash equivalents, end of the year	679	227	251

Non-cash investing and financing activities (notes 7 and 18)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F9-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2022, January 1, 2022 and January 2, 2021
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

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2022 and 2021 were each 52-week periods ending on December 31, 2022 and January 1, 2022, respectively, and fiscal year 2020 was a 53-week period ending on January 2, 2021. Fiscal year 2023 will be a 52-week period ending on December 30, 2023, with quarterly periods ending on April 1, 2023, July 1, 2023, and September 30, 2023.

Revision of Prior Period Financial Statements

During the fourth quarter of 2022, in connection with the filing of the Company's 2021 tax returns, management identified certain misstatements in income taxes that affected the results for the years ended January 1, 2022 and January 2, 2021. In accordance with ASC 250 – Accounting Changes and Error Corrections and Staff Accounting Bulletins No. 99 – Materiality and No. 108 – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management assessed the materiality of these errors individually and in the aggregate and concluded that the effect of recording all corrections in the fourth quarter of 2022 would materially misstate the financial statements for the year ended December 31, 2022. Management also concluded that the errors were not material to the previously issued financial statements for the years ended January 1, 2022 and January 2, 2021. As a result, the Company has corrected these errors by revising the consolidated financial statements and related disclosures included herein for those prior fiscal periods.

The tables that follow present the effect of these revisions, as well as the effect of previously identified immaterial out-of-period adjustments related to income taxes, inventory, and over accrual of expenses on the consolidated statements of operations and cash flows for the years ended January 1, 2022 and January 2, 2021, and the consolidated balance sheet as at January 1, 2022. In addition, the opening accumulated deficit for the year ended January 2, 2021 decreased by $0.5 million.

SUNOPTA INC.	-F10-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Year Ended January 1, 2022			Year Ended January 2, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	$	$	$	$	$	$
Consolidated Statements of Operations
Revenues	812,624	-	812,624	789,213	-	789,213
Cost of goods sold	714,539	365	714,904	680,136	-	680,136
Gross profit	98,085	(365)	97,720	109,077	-	109,077
Selling, general and administrative expenses	76,874	(275)	76,599	89,463	-	89,463
Intangible amortization	9,950	-	9,950	8,946	-	8,946
Other expense, net	8,890	-	8,890	23,393	-	23,393
Foreign exchange loss (gain)	1,112	-	1,112	(1,640)	-	(1,640)
Earnings (loss) from continuing operations before the following	1,259	(90)	1,169	(11,085)	-	(11,085)
Interest expense, net	8,769	-	8,769	30,042	-	30,042
Loss on retirement of debt	-	-	-	8,915	-	8,915
Loss from continuing operations before income taxes	(7,510)	(90)	(7,600)	(50,042)	-	(50,042)
Income tax benefit	(3,366)	(3,062)	(6,428)	(2,740)	(4,910)	(7,650)
Earnings (loss) from continuing operations	(4,144)	2,972	(1,172)	(47,302)	4,910	(42,392)
Earnings from discontinued operations	-	-	-	124,820	-	124,820
Net earnings (loss)	(4,144)	2,972	(1,172)	77,518	4,910	82,428
Dividends and accretion on preferred stock	(4,197)	-	(4,197)	(10,328)	-	(10,328)
Earnings (loss) attributable to common shareholders	(8,341)	2,972	(5,369)	67,190	4,910	72,100

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations operations	(0.08)	0.03	(0.05)	(0.65)	0.06	(0.59)
Earnings from discontinued operations	-	-	-	1.40	-	1.40
Earnings (loss) attributable to common shareholders	(0.08)	0.03	(0.05)	0.75	0.06	0.81
SUNOPTA INC.	-F11-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	As at January 1, 2022
	As Previously Reported	Adjustment	As Revised
	$	$	$
Consolidated Balance Sheet
Inventories	220,143	(365)	219,778
Total current assets	329,969	(365)	329,604
Total assets	755,119	(365)	754,754
Accounts payable and accrued liabilities	121,430	(275)	121,155
Deferred income tax liability - long-term	22,485	(8,434)	14,051
Total liabilities	421,990	(8,709)	413,281
Accumulated deficit	(156,082)	8,344	(147,738)
Total shareholders' equity	304,984	8,344	313,328
Total liabilities and shareholders' equity	755,119	(365)	754,754

	Year Ended January 1, 2022			Year Ended January 2, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
	$	$	$	$	$	$
Consolidated Statements of Cash Flows
Earnings (loss) from continuing operations	(4,144)	2,972	(1,172)	(47,302)	4,910	(42,392)
Items not affecting cash:
Deferred income taxes	(2,923)	(3,062)	(5,985)	7,553	(4,910)	2,643
Changes in operating assets and liabilities	(63,755)	90	(63,665)	17,131	-	17,131
Net cash provided by (used in) operating activities of continuing operations	(21,432)	-	(21,432)	52,663	-	52,663

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

•	Level 3 includes unobservable inputs that reflect the Company's own assumptions about what factors market participants would use in pricing the asset or liability.

When measuring fair value, the Company maximizes the use of observable inputs and minimizes the use of unobservable inputs.
SUNOPTA INC.	-F12-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

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

Accounts Receivable

Accounts receivable includes trade receivables that are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is an estimate of the amount of probable losses in existing accounts receivable. The Company routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. The Company closely monitors receivable balances and estimates an allowance for credit losses based on historical collection experience, and account aging analysis and trends, and evaluates the adequacy of the allowance each reporting period, considering individual customer account reviews, write-offs recorded in the period, sales forecasts and trends, and current and expected economic and customer-specific conditions. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. As at December 31, 2022, three long-term customers represented approximately 19%, 13% and 10%, respectively, of the Company's consolidated trade receivables balance. The Company does not believe it is exposed to any significant credit risks with respect to these customers.

Inventories

Inventories are valued at the lower of cost and net realizable value on a first-in, first-out basis. Shipping and handling costs are included in cost of goods sold on the consolidated statements of operations.

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

Leases

At the lease commencement date, the Company recognizes a right-of-use lease asset for an amount equal to the lease liability, less any lease incentives. The lease liability is determined based on the present value of future lease payments over the lease term. The lease term includes the noncancellable term of the lease, together with periods covered by options to extend the lease that the Company is reasonably certain to exercise. The discount rate used to determine the present value of the future lease payments is the implicit rate in the lease if readily determinable. When that rate is not readily determinable, the Company applies its incremental borrowing rate, which its estimated using relevant interest rate yield curves and credit spreads derived from available market data and the Company's corporate credit rating. The Company excludes material non-lease components in determining the future lease payments. Material leases with an initial term of 12 months or less are recorded on the balance sheet.
SUNOPTA INC.	-F13-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

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

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at the reporting unit level at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment in the fourth quarter of each fiscal year. The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company elects to quantitatively assess goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, the Company estimates the fair value of each of its reporting units using an income approach (discounted cash flow method). Goodwill impairment charges are recognized based on the excess of a reporting unit's carrying amount over its fair value. The results of the Company's annual impairment tests for goodwill are described in note 9.

Derivative Instruments

From time to time, the Company utilizes foreign currency forward contracts to manage its exposure to exchange rate fluctuations relating to foreign currency denominated inventory purchases and operating costs. Contracts are entered into for periods consistent with related underlying exposures and do not constitute positions independent of those exposures. The Company does not enter into contracts for speculative purposes. As at December 31, 2022 and January 1, 2022, the Company had no open foreign currency forward contracts.

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
SUNOPTA INC.	-F14-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

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

Revenue Recognition

The Company manufactures and sells plant-based and fruit-based food and beverage products to retailers, foodservice operators, branded food companies, and other food manufacturers. The Company recognizes revenue when performance obligations under the terms of a contract with a customer are satisfied, which is upon the transfer of control of the contracted goods. Except for goods sold under bill-and-hold arrangements, control is transferred when title and physical possession of the product transfers to the customer, which is at the point in time that product is shipped from the Company's facilities or delivered to a specified destination, depending on the terms of the contract, and the Company has a present right to payment. Under bill-and-hold arrangements, whereby the Company bills a customer for product to be delivered at a later date, control typically transfers when the product is ready for physical transfer to the customer, and the Company has a present right to payment.

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

SUNOPTA INC.	-F15-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Revenue contracts are typically represented by short-term, binding purchase orders from customers, identifying the quantity and pricing for products to be transferred. Customer purchase orders may be issued under long-term master supply arrangements. On their own, these master supply arrangements are typically not considered contracts for purposes of revenue recognition, as they do not create enforceable rights and obligations regarding the quantity, pricing, or timing of goods to be transferred; however, certain master supply agreements impose minimum purchase obligations on the part of the customers, which is considered a form of variable consideration. Other master supply arrangements provide for the transfer of product on a bill-and-hold basis at the specific request of the customer. As goods are produced under these bill-and-hold arrangements to meet individual customer specifications, they are identifiable as belonging to the customer and cannot be directed to another customer.

The timing of the Company's revenue recognition, customer billings and cash collections, does not result in significant unbilled receivables (contract assets) or customer advances (contract liabilities) on the consolidated balance sheet. Contract costs, such as sales commissions, are generally expensed as incurred given the short-term nature of the associated contracts.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expenses.

Research and Development Costs

Research and development costs are expensed as incurred and are included in selling, general and administrative expenses. The Company's research and development activities are directed towards custom product formulations, packaging innovations, and production process improvements. The Company's research and development expenditures primarily consist of employee-related compensation and supplies, as well as rental costs and depreciation expense related to the Company's innovation center and pilot plant.

Earnings Per Share

Basic earnings per share is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding during the year. Earnings attributable to common shareholders is computed by deducting dividends and accretion on convertible preferred stock from net earnings. The potential diluted effect of stock options and other stock-based awards is computed using the treasury stock method whereby the weighted-average number of common shares used in the basic earnings per share calculation is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued at the beginning of the year. The potential dilutive effect of convertible preferred stock is computed using the if-converted method whereby dividends and accretion on the convertible preferred stock are added back to the numerator, and the common shares resulting from the assumed conversion of the convertible preferred stock are included in the denominator of the diluted earnings per share calculation.

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
SUNOPTA INC.	-F16-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Recent Accounting Pronouncement

In September 2022, the Financial Accounting Standards Board issued Accounting Standard Update 2022-04, Liabilities - Supplier Finance Programs (Topic 450-50): Disclosure of Supplier Finance Program Obligations, which requires entities that use supplier finance programs in connection with the purchase of goods and services to disclose the key terms of the programs and information about obligations outstanding at the end of the reporting period, including a roll forward of those obligations. The guidance does not affect the recognition, measurement, or financial statement presentation of supplier finance program obligations. The requirements to disclose the key terms of the programs and information about obligations outstanding are effective for all interim and annual periods beginning fiscal 2023, and the requirement to disclose a roll forward of obligations outstanding is effective beginning fiscal 2024. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

2. Discontinued Operations

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

As of the Closing Date, the Company received cash consideration of $373.7 million (€305.1 million), net of cash acquired and debt assumed by Acomo. The Company realized a cash loss of $12.7 million on a foreign currency forward contract to economically hedge the exchange rate risks on the euro-denominated cash consideration between the date of the Master Purchase Agreement and the Closing Date. The Company recorded this loss in other expense, net, from continuing operations for the year ended January 2, 2021, as the loss was not considered a direct operating item of the discontinued operations of Tradin Organic. For the year ended January 2, 2021, the Company recognized a pre-tax gain on sale of Tradin Organic of $111.8 million, which was recorded in discontinued operations.

As described in note 20, on May 25, 2022, the Company and Acomo entered into a Settlement Agreement to resolve all outstanding matters related to the Master Purchase Agreement. In connection with the Settlement Agreement, the Company recognized earnings from discontinued operations of $4.7 million for the year ended December 31, 2022, which reflected the estimated tax benefits resulting from the final allocation of the purchase price between the share capital of The Organic Corporation B.V. and the membership interests of Tradin Organics USA LLC, partially offset by a cash payment of $5.9 million from the Company to Acomo to settle certain post-closing adjustments related to the Transaction, as well as professional fees incurred in connection with the arbitration proceedings.

The table below reconciles the major components of the results of discontinued operations to the amounts reported in the consolidated statements of operations for the years ended December 31, 2022 and January 2, 2021. The consolidated statement of operations for the year ended January 1, 2022 did not include any results of discontinued operations.

SUNOPTA INC.	-F17-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 31, 2022	January 2, 2021
	$	$
Revenues	-	503,036
Cost of goods sold	-	441,277
Selling, general and administrative expenses(1)	-	26,953
Intangible asset amortization	-	1,451
Other income, net	-	(782)
Foreign exchange loss	-	3,142
Interest expense(2)	-	2,409
Earnings before gain of sale	-	28,586
Pre-tax gain (loss) on sale	(8,241)	111,818
Earnings from discontinued operations before income taxes	(8,241)	140,404
Income tax expense (benefit)	(12,918)	15,885
Loss attributable to non-controlling interests	-	(301)
Earnings from discontinued operations	4,677	124,820

(1) Selling, general and administrative expenses exclude the allocation of corporate costs and include stock-based compensation expense attributed to employees of Tradin Organic.

(2) Interest expense reflects interest on debt directly attributed to Tradin Organic.

3. Sale of Sunflower Business

On October 11, 2022, the Company completed the sale of 100% of the assets and liabilities of its sunflower business and related roasted snacks operations, for cash consideration of $16.0 million, subject to closing debt and working capital adjustments. The sunflower business operated from three processing facilities located in Minnesota and North Dakota and was reported in the Company's Plant-Based Foods and Beverages operating segment.

For the year ended December 31, 2022, the Company recognized a loss on the sale of the sunflower business, which is recorded in other expense, net, as follows:

$
Cash consideration	16,000
Less: debt and working capital adjustments	(6,620)
Less: costs to sell	(1,162)
Net proceeds(1)	8,218

Accounts receivable	10,572
Inventories	13,493
Other current assets	105
Property, plant and equipment	10,328
Operating lease right-of-use assets	1,834
Intangible assets, net	2,512
Accounts payable and accrued liabilities	(4,985)
Operating lease liabilities	(2,414)
Net assets sold	31,445

Pre-tax loss on sale	(23,227)
SUNOPTA INC.	-F18-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(1) As at December 31, 2022, the Company had received net cash proceeds of $7.8 million and the remaining proceeds of $0.4 million, related to the settlement of the final working capital adjustment, was recorded in accounts receivable (see note 4).

As the disposal of the sunflower business did not have a major effect on the Company's operations or financial results and, therefore, did not qualify for presentation as discontinued operations on a standalone basis, the operating results for the business prior to October 11, 2022, are reported in continuing operations on the consolidated statements of operations for the current and comparative periods. The following table presents revenues and earnings (loss) before income taxes for the sunflower business included in the Company's consolidated results of operations for years ended December 31, 2022, January 1, 2022 and January 2, 2021:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Revenues	57,924	63,094	54,618
Earnings (loss) before income taxes(1)	1,182	1,082	(5,689)

(1) For the year ended December 31, 2022, excludes the loss on sale. In addition, for all years presented, excludes the allocation of corporate costs.
4. Accounts Receivable
	December 31, 2022	January 1, 2022
	$	$
Trade receivables	75,102	85,591
Proceeds receivable from sale of sunflower business (see note 3)	385	-
Allowance for credit losses	(584)	(889)
	74,903	84,702

The change in the allowance for credit losses for the years ended December 31, 2022 and January 1, 2022 is comprised as follows:

	December 31, 2022	January 1, 2022
	$	$
Balance, beginning of year	889	1,257
Net addition (reduction) to provision	112	(368)
Accounts receivable written off, net of recoveries	(417)	-
Balance, end of year	584	889

5. Inventories

	December 31, 2022	January 1, 2022
	$	$
Raw materials and work-in-process	124,168	143,016
Finished goods	90,381	81,546
Inventory reserve	(7,502)	(4,784)
	207,047	219,778

SUNOPTA INC.	-F19-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The change in the inventory reserve for the years ended December 31, 2022 and January 1, 2022 is comprised as follows:

	December 31, 2022	January 1, 2022
	$	$
Balance, beginning of year	4,784	5,742
Additions to reserve during the year	10,779	5,854
Reserves applied and inventories written off during the year	(8,061)	(6,812)
Balance, end of year	7,502	4,784

6. Property, Plant and Equipment

The major components of property, plant and equipment as at December 31, 2022 and January 1, 2022 were as follows:

	December 31, 2022			January 1, 2022
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

	$	$	$	$	$	$
Land	2,433	-	2,433	6,963	-	6,963
Buildings	115,718	19,922	95,796	94,935	22,510	72,425
Machinery and equipment	314,065	99,923	214,142	236,779	107,319	129,460
Enterprise software	22,840	14,873	7,967	19,900	11,740	8,160
Office furniture and equipment	4,241	2,482	1,759	5,429	3,130	2,299
Vehicles	895	601	294	1,445	1,215	230
	460,192	137,801	322,391	365,451	145,914	219,537

Interest expense capitalized as part of the construction cost of property, plant and equipment was $1.2 million for the year ended December 31, 2022, and immaterial for the years ended January 1, 2022 and January 2, 2021.

As at December 31, 2022, property, plant and equipment included construction in process assets of $132.2 million (January 1, 2022 - $48.7 million) and $8.8 million (January 1, 2022 - $7.0 million) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations related to property, plant and equipment for the year ended December 31, 2022 was $27.4 million (January 1, 2022 - $24.7 million; January 2, 2021 - $21.4 million).

7. Leases

The Company leases certain manufacturing plants, warehouses, offices, and machinery and equipment. At the lease commencement date, the Company classifies a lease as a finance lease if it has the right to obtain substantially all of the economic benefits from the right-of-use assets, otherwise the lease is classified as an operating lease. The Company's leases have remaining noncancelable lease terms of less than one year to approximately 15 years, and typically require fixed monthly rental payments that may be adjusted annually to give effect to inflation. Real estate leases typically provide the Company options to extend the leases for up to 15 years. Finance leases for machinery and equipment typically include nominal purchase options at the end of the lease term that are reasonably certain of being exercised at the lease commencement date. Machinery and equipment operating leases typically include purchase options for the fair market value of the underlying asset at the end of the lease term, which are uncertain of being exercised at the lease commencement date.

SUNOPTA INC.	-F20-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following tables present supplemental information related to leases:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Lease Costs
Operating lease cost	13,830	13,806	16,647
Finance lease cost:
Depreciation of right-of-use assets	10,146	5,922	2,647
Interest on lease liabilities	5,147	2,752	675
Sublease income	-	(281)	(504)
Net lease cost	29,123	22,199	19,465

	December 31, 2022	January 1, 2022
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	82,564	47,245

Current portion of operating lease liabilities	13,074	12,203
Operating lease liabilities	77,557	39,028
Total operating lease liabilities	90,631	51,231

Finance leases:
Property, plant and equipment, gross	157,801	66,060
Accumulated depreciation	(20,494)	(10,348)
Property, plant and equipment, net	137,307	55,712

Current portion of long-term debt	33,283	9,760
Long-term debt	90,796	43,034
Total finance lease liabilities	124,079	52,794
SUNOPTA INC.	-F21-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Cash Flow Information
Cash paid (received) for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	13,051	13,391	16,741
Operating cash flows from finance leases	5,147	2,752	675
Financing cash flows from finance leases
Cash paid under finance leases(1)	20,457	8,798	2,587
Cash received under finance leases(2)	(58,764)	(13,626)	-

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	49,818	29,015	5,962
Finance leases	32,977	29,906	5,179

Right-of-use assets and liabilities reduced through lease terminations or modifications:
Operating leases	(4,060)	(2,261)	(23,667)
Finance leases	-	(686)	-

Impairment of operating lease right-of-use assets	-	-	(1,538)

(1) Represents repayments under finance leases recorded as a reduction of the lease liability and reported in repayment of long-term debt on the consolidated statements of cash flows.

(2) Represents cash advances received by the Company under finance leases for the construction of right-of-use assets controlled by the Company, which related to the buildouts of the Company's new plant-based beverage facility in Midlothian, Texas, and the Company's executive office and innovation center located in Eden Prairie, Minnesota, as well as cash proceeds under sale and leaseback transactions accounted for as financings. Cash received under finance leases is reported in borrowings of long-term debt on the consolidated statements of cash flows.

	December 31, 2022	January 1, 2022	January 2, 2021
Other Information
Weighted-average remaining lease term (years):
Operating leases	12.8	7.4	3.4
Finance leases	3.5	4.3	5.3

Weighted-average discount rate:
Operating leases	8.7%	5.0%	6.6%
Finance leases	8.2%	6.6%	5.4%
SUNOPTA INC.	-F22-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
2023	12,805	40,336
2024	12,461	41,643
2025	11,678	36,863
2026	10,754	23,838
2027	9,727	3,567
Thereafter	152,740	-
Total lease payments	210,165	146,247
Less: imputed interest	(119,534)	(22,168)
Total lease liabilities	90,631	124,079

See note 20 for a discussion of the Company's lease commitments.

8. Intangible Assets

The major components of intangible assets as at December 31, 2022 and January 1, 2022 were as follows:

	December 31, 2022			January 1, 2022
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
	$	$	$	$	$	$
Customer relationships	177,996	64,578	113,418	189,407	64,867	124,540
Brand names	25,073	2,845	22,228	25,073	1,173	23,900
Other	746	746	-	1,919	1,919	-
	203,815	68,169	135,646	216,399	67,959	148,440

Amortization expense associated with intangible assets in each of the next five fiscal years and thereafter is as follows:

	2023	2024	2025	2026	2027	Thereafter	Total
	$	$	$	$	$	$	$
Amortization expense	9,784	9,784	9,784	9,784	9,784	86,726	135,646

9. Goodwill

As at December 31, 2022 and January 1, 2022, the Company had $4.0 million of goodwill recognized on the consolidated balance sheets, all of which was associated with the Fruit Snacks reporting unit of the Fruit-Based Foods and Beverages operating segment. For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company determined that goodwill was not impaired as the fair value of the Fruit Snacks reporting unit significantly exceeded its carrying amount. Prior to fiscal 2020, the Company recognized accumulated impairment losses of $213.8 million related to goodwill.
SUNOPTA INC.	-F23-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

10. Accounts Payable and Accrued Liabilities

	December 31, 2022	January 1, 2022
	$	$
Accounts payable	88,178	105,386
Payroll and benefits	13,914	8,861
Accrued interest	1,685	846
Dividends payable on preferred stock (see note 12)	609	609
Other accruals	4,125	5,453
	108,511	121,155

11. Long-Term Debt

	December 31, 2022	January 1, 2022
	$	$
Asset-based credit facilities:
Revolving credit facilities	137,253	153,293
Term loan facility	43,748	11,606
Total asset-based credit facilities	181,001	164,899
Finance lease liabilities (see note 7)	124,079	52,794
Other	3,404	6,910
Total debt	308,484	224,603
Less: current portion	38,491	9,760
Total long-term debt	269,993	214,843

Scheduled maturities of long-term debt, including finance lease liabilities (see note 7), are as follows:

$
2023	45,544
2024	47,893
2025	206,407
2026	26,801
2027	4,007
Total gross maturities	330,652
Less: imputed interest	(22,168)
Total debt	308,484

Asset-Based Credit Facilities

On December 31, 2020, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement"), as amended by the First Amendment, dated as of April 15, 2021, the Second Amendment, dated as of July 2, 2021, the Third Amendment, dated as of February 25, 2022, and the Fourth Amendment, dated as of September 2, 2022, among the Company, SunOpta Foods Inc. ("SunOpta Foods"), the other borrowers and guarantors party thereto, and the lenders party thereto (the "Lenders"). As part of the Credit Agreement, the Lenders provided a five-year, $230 million asset-based revolving credit facility, subject to borrowing base capacity (the "Tranche A Subfacility"), a two-year, $20 million first-in-last-out tranche, subject to a separate borrowing base applicable to certain eligible accounts receivable and inventory with advance rates separate from the Tranche A Subfacility (the "Tranche B Subfacility", and together with the Tranche A Subfacility, the "Revolving Credit Facilities"), and a five-year $75 million delayed draw term loan facility which can be used for borrowings on or prior to March 31, 2023 (the "Term Loan Facility," and together with the Revolving Credit Facilities, the "Asset-Based Credit Facilities"), to finance certain capital expenditures. The Tranche A Subfacility includes borrowing capacity for letters of credit (see note 20) and provides for borrowings on same-day notice, including in the form of swingline loans.

SUNOPTA INC.	-F24-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

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

Borrowings under the Asset-Based Credit Facilities bear interest based on various reference rates, including the Secured Overnight Financing Rate ("SOFR") plus an applicable margin, which are set quarterly based on average borrowing availability for the preceding fiscal quarter. The applicable margin for loans under the Tranche A Subfacility range from 0.50% to 1.00% for base rate loans and from 1.50% to 2.00% for SOFR loans, bankers' acceptance equivalent loans and European base rate loans. The applicable margin on loans under the Tranche B Subfacility are the applicable margin for the Tranche A Subfacility plus 1.00%. With respect to loans under the Term Loan Facility, the applicable margin ranges from 1.25% to 1.75% for base rate loans and from 2.25% to 2.75% for SOFR loans. In addition, a credit spread adjustment of 0.10% applies to all SOFR loans. Effective January 1, 2023, a 0.25% margin reduction applies when the Company's total leverage ratio is less than a specific threshold. For the year ended December 31, 2022, the weighted-average interest rate on all outstanding borrowings under the Asset-Based Credit Facilities was 4.73% (January 1, 2022 - 2.36%). In addition to paying interest on outstanding principal under the Asset-Based Credit Facilities, the Company is required to pay commitment fees quarterly, in arrears, equal to (i) 0.25% of the average daily undrawn portion of the Revolving Credit Facilities and (ii) 0.375% of the undrawn portion of the Term Loan Facility.

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

The Asset-Based Credit Facilities are subject to a number of covenants that, among other things, restrict the Company's ability to create liens on assets; sell assets and enter in sale and leaseback transactions; pay dividends, prepay junior lien and unsecured indebtedness and make other restricted payments; incur additional indebtedness, including finance lease obligations in excess of $150 million, and make guarantees; make investments, loans or advances, including acquisitions; and engage in mergers or consolidations. In addition, the Company and its restricted subsidiaries are required to maintain a minimum fixed charge coverage ratio of 1.0 to 1.0 if excess availability is less than the greater of (i) $15.0 million or (ii) 10% of the lesser of (x) the aggregate commitments under the Revolving Credit Facilities and (y) the aggregate borrowing base. The Company and its restricted subsidiaries are also subject to a maximum senior funded leverage ratio with respect to the Term Loan Facility of 4.75 to 1.00 from the fiscal quarter ending March 31, 2023 to the fiscal quarter ending June 30, 2023, 4.25 to 1.00 from the fiscal quarter ending September 30, 2023 to the fiscal quarter ending December 31, 2023, 3.50 to 1.00 from the fiscal quarter ending March 31, 2024 to the fiscal quarter ending June 30, 2024, and 3.25 to 1.00 from the fiscal quarter ending September 30, 2024 until the Term Loan Facility termination date. As at December 31, 2022, the Company was in compliance with all covenants of the Credit Agreement.

SUNOPTA INC.	-F25-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Interest Expense, Net

The components of interest expense, net are as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Interest expense, net of capitalized interest (see note 6)	13,480	7,685	26,816
Amortization of debt issuance costs	1,601	1,353	4,078
Interest income	(347)	(269)	(852)
Interest expense, net	14,734	8,769	30,042

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

12. Preferred Stock

Series B-1 Preferred Stock

On April 15, 2020, the Company and SunOpta Foods entered into a subscription agreement (the "Series B Subscription Agreement") with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree") and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP (collectively, "Engaged Capital"). On April 24, 2020, pursuant to the Series B Subscription Agreement, SunOpta Foods issued 15,000 shares of Series B-1 Preferred Stock to each of Oaktree and Engaged Capital for aggregate consideration of $30.0 million and 30,000 shares total (the "Series B-1 Preferred Stock"). In connection with the issuance of the Series B-1 Preferred Stock, the Company incurred direct and incremental expenses of $4.0 million, which reduced the carrying value of the Series B-1 Preferred Stock. The carrying value of the Series B-1 Preferred Stock is being accreted through charges to accumulated deficit over the period preceding April 24, 2025. For the year ended December 31, 2022, these accretion charges amounted to $0.7 million (January 1, 2022 - $0.5 million; January 2, 2021 - $0.3 million).

The Series B-1 Preferred Stock had an initial stated value and liquidation preference of $1,000 per share, which is adjusted for any non-cash dividends declared on the Series B-1 Preferred Stock (the "Series B-1 Liquidation Preference"). Cumulative preferred dividends accrue daily on the Series B-1 Preferred Stock at an annualized rate of 8.0% of the Series B-1 Liquidation Preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter (subject to an increase of 1.0% per quarter, up to a maximum rate of 5.0% per quarter on the occurrence of certain events of non-compliance). Prior to September 30, 2029, SunOpta Foods may pay dividends in cash or elect, in lieu of paying cash, to add the amount that would have been paid to the Series B-1 Liquidation Preference. The failure to pay dividends in cash for any quarter ending after September 30, 2029 will be an event of non-compliance. For the second quarter of 2020, SunOpta Foods elected to declare dividends on the Series B-1 Preferred Stock to be paid in kind and, as a result, the aggregate Series B-1 Liquidation Preference increased by $0.4 million to $30.4 million, or approximately $1,015 per share. Since the second quarter of 2020, SunOpta Foods has elected to pay the quarterly dividend amount of $0.6 million in cash. As at December 31, 2022, the Company accrued unpaid dividends of $0.6 million for the fourth quarter of 2022, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet.

At any time, the Series B-1 Preferred Stock may be exchanged, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the Series B Liquidation Preference divided by $2.50 (such price, the "Series B-1 Exchange Price" and such quotient, the "Series B-1 Exchange Rate"). As at December 31, 2022, the aggregate shares of Series B-1 Preferred Stock outstanding were exchangeable into approximately 12,178,667 shares of common stock of the Company ("Common Shares"). The Series B-1 Exchange Price is subject to certain anti-dilution adjustments, including a weighted-average adjustment for issuances of Common Shares below the Series B-1 Exchange Price, provided that the Series B-1 Exchange Price may not be lower than $2.00 (subject to adjustment in certain circumstances).

SUNOPTA INC.	-F26-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

SunOpta Foods may cause the holders of the Series B-1 Preferred Stock to exchange all of their shares of Series B-1 Preferred Stock into a number of Common Shares equal to the number of shares of Series B-1 Preferred Stock outstanding multiplied by the Series B-1 Exchange Rate if (i) fewer than 10% of the shares of Series B-1 Preferred Stock issued on April 24, 2020 remain outstanding, or (ii) on or after April 24, 2023, the volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the Series B-1 Exchange Price then in effect.

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

Oaktree and Engaged Capital are entitled to vote the Series B-1 Preferred Stock with the Common Shares on an as-exchanged basis, subject to a permanent 19.99% voting cap. As a result of the voting cap, each of Oaktree and Engaged Capital will only be able to vote its Series B-1 Preferred Stock to the extent that, when taken together with any other voting securities each investor controls, such votes do not exceed 19.99% of the votes eligible to be cast by all security holders of the Company. On April 24, 2020, the Company designated Special Shares, Series 2 to serve as the mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock. The Special Shares, Series 2 entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holders of Common Shares, voting together as a single class, subject to certain exceptions. The Special Shares, Series 2 are not transferrable and the voting rights associated with the Special Shares, Series 2 will terminate upon the transfer of the shares of Series B-1 Preferred Stock to a third party, other than an affiliate of Oaktree or Engaged Capital, as applicable. As at December 31, 2022, 6,089,333 Special Shares, Series 2 were issued to Engaged Capital, equal to the number of Common Shares issuable to Engaged Capital on the exchange of all of the shares of Series B-1 Preferred Stock held by it, and no Special Shares, Series 2 were issued to Oaktree, as Oaktree was subject to the Series B-1 Exchange Cap.

On February 28, 2023, the Company received written notice from Engaged Capital that they have exercised their right to exchange their entire holding of 15,000 shares of Series B-1 Preferred Stock into Common Shares (see note 22).

Series A Preferred Stock

On October 7, 2016, SunOpta Foods issued an aggregate of 85,000 shares of Series A Preferred Stock to Oaktree for consideration in the amount of $85.0 million (the "Series A Preferred Stock"). On February 22, 2021, Oaktree exchanged all of their shares of Series A Preferred Stock for 12,633,427 Common Shares at an exchange price of $7.00. Upon the exchange, the Company derecognized the $87.5 million carrying amount of the Series A Preferred Stock, including dividends paid in kind, and recognized a corresponding amount for the Common Shares issued on exchange, net of share issuance costs of $0.3 million.

13. Common Shares

The Company is authorized to issue an unlimited number of Common Shares without par value and an unlimited number of special shares without par value.

14. Stock-Based Compensation

On May 28, 2013, the Company's shareholders approved the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs") to selected employees and directors of the Company. As at December 31, 2022, 114,398 securities remained available for issuance under the 2013 Plan.

SUNOPTA INC.	-F27-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

In addition, in 2019, the Board of Directors approved inducement equity awards related to the appointment of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), which totaled 1,222,243 stock options, 840,438 RSUs, and 2,132,352 PSUs. The stock options vested 100% in 2022 and the RSUs vested in three equal annual installments from 2020 through 2022. The vesting of 1,066,176 of the PSUs granted was subject to the Common Shares achieving certain volume-weighted average trading prices during a performance period commencing on the grant dates and ending on December 31, 2022. All of these PSUs vested prior to 2022. The vesting of the other 1,066,176 PSUs granted was subject to the Company achieving predetermined annual thresholds of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") during fiscal years 2019 through 2022.

Stock options, RSUs and PSUs granted under the 2013 Plan, together with the corresponding CEO and CFO inducement equity awards are reflected in the tables below.

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, stock-based compensation was recorded in the consolidated statements of operations as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Selling, general and administrative expenses	13,830	9,100	12,570
Other income(1)	-	-	(894)
Earnings from discontinued operations(2)	-	-	540
Total stock-based compensation expense	13,830	9,100	12,216

(1) Represents the reversal of previously recognized stock-based compensation related to forfeited awards previously granted to employees who were terminated in connection with restructuring activities undertaken by the Company.

(2) Represents stock-based compensation attributed to employees of Tradin Organic.

Stock Options

Stock options granted to employees during the three-year period ended December 31, 2022, vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid on the exercise of stock options is credited to capital stock.

The following table summarizes stock option activity for the year ended December 31, 2022:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Stock options	exercise price	term (years)	intrinsic value
Outstanding, beginning of year	2,281,621	$5.29
Granted	1,800,007	5.91
Exercised	(69,457)	6.18
Forfeited	(61,307)	8.12
Expired	(30,264)	5.96
Outstanding, end of year	3,920,600	$5.51	7.5	$12,734
Exercisable, end of year	1,954,761	$4.79	5.9	$7,845
SUNOPTA INC.	-F28-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The total intrinsic value of stock options exercised during the year ended December 31, 2022 was $0.3 million.

The following table summarizes non-vested stock option activity during the year ended December 31, 2022:

		Weighted-
		average grant-
	Stock options	date fair value
Non-vested, beginning of year	1,615,633	$2.28
Granted	1,800,007	3.49
Vested	(1,405,905)	4.01
Forfeited	(43,896)	1.89
Non-vested, end of year	1,965,839	$3.63

The weighted-average grant-date fair values of all stock options granted in the years ended December 31, 2022, January 1, 2022 and January 2, 2021, were $3.49, $8.10 and $2.52, respectively, using a Black-Scholes option pricing model with the following assumptions:

	December 31, 2022	January 1, 2022	January 2, 2021
Grant-date stock price	$5.91	$14.77	$4.64
Dividend yield(a)	0%	0%	0%
Expected volatility(b)	61.6%	61.7%	60.0%
Risk-free interest rate(c)	3.0%	1.0%	0.4%
Expected life of options (years)(d)	6.0	6.0	6.0

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

Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $5.4 million as at December 31, 2022, which will be amortized over a weighted-average remaining vesting period of 2.2 years.

The following table summarizes stock options outstanding and exercisable as at December 31, 2022:

			Weighted-
			average
			remaining	Weighted-		Weighted-
Exercise price range		Outstanding	contractual life	average exercise	Exercisable	average exercise
Low	High	options	(years)	price	options	price
$2.38	$3.32	332,792	6.3	$2.57	332,792	$2.57
3.33	3.73	960,061	6.3	3.36	960,061	3.36
3.74	5.59	353,387	7.2	4.76	245,703	4.78
5.60	6.28	1,780,431	9.3	5.91	5,793	5.91
6.29	14.77	493,929	4.6	10.74	410,412	9.92
		3,920,600	7.5	$5.51	1,954,761	$4.79
SUNOPTA INC.	-F29-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Restricted Stock Units

RSUs granted to employees vest ratably on each of the first through third anniversaries of the grant date and RSUs granted to directors vest 100% on the first anniversary of the grant date. Each vested RSU entitles the employee or director to receive one Common Share without payment of additional consideration. The weighted-average grant-date fair values of all RSUs granted in the years ended December 31, 2022, January 1, 2022 and January 2, 2021, were $6.40, $13.54 and $3.20, respectively, based on the closing price of the Common Shares on the grant dates.

The following table summarizes non-vested RSU activity during the year ended December 31, 2022:

		Weighted-
		average grant-
	RSUs	date fair value
Non-vested, beginning of year	815,247	$6.39
Granted	466,945	6.40
Vested	(549,754)	5.40
Forfeited	(72,789)	7.11
Non-vested, end of year	659,649	$7.14

The total intrinsic value of RSUs that vested during the year ended December 31, 2022 was $3.8 million. Total compensation costs related to non-vested RSU awards not yet recognized as an expense was $3.1 million as at December 31, 2022, which will be amortized over a weighted-average remaining vesting period of 1.8 years.

Performance Share Units

The vesting of PSUs granted to employees under the Company's annual short-term incentive plans and 2020 long-term incentive plan are dependent on the Company achieving predetermined measures of adjusted EBITDA (the "EBITDA PSUs"). Each vested EBITDA PSU entitles the employee to receive one Common Share without payment of additional consideration. The weighted-average grant-date fair values of the EBITDA PSUs granted during the years ended December 31, 2022, January 1, 2022 and January 2, 2021, were $5.45, $13.90 and $3.54, respectively, based on the closing price of the Common Shares on the grant dates.

The following table summarizes non-vested EBITDA PSU activity during the year ended December 31, 2022:

		Weighted-
		average grant-
	EBITDA PSUs	date fair value
Non-vested, beginning of year	1,380,955	$7.62
Granted	1,846,196	5.45
Vested	(58,235)	4.91
Cancelled or forfeited	(813,485)	11.05
Non-vested, end of year	2,355,431	$4.80

The total intrinsic value of EBITDA PSUs that vested during the year ended December 31, 2022 was $0.3 million.

Each reporting period, the number of unvested EBITDA PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of EBITDA PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized. As at December 31, 2022, the compensation cost not yet recognized as an expense that are currently expected to vest was $2.6 million, which will be amortized over a weighted-average remaining vesting period of 0.3 years.

SUNOPTA INC.	-F30-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The vesting of PSUs granted to employees under the Company's 2022 and 2021 long-term incentive plans are dependent on the Company's total shareholder return ("TSR") performance relative to food and beverage companies in a designated index during a three-year performance period commencing on January 1 of the year of grant, and the employee's continued employment with the Company through the vesting date (the "TSR PSUs"). The TSR for the Company and each of the companies in the designated index will be calculated at the end of the applicable three-year performance period using a 20-trading day average closing price as of December 31. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested PSU entitles the employee to receive one Common Share without payment of additional consideration. With respect to PSUs granted under the 2022 long-term incentive plan, the Board of Directors of the Company has the option to settle vested PSUs in whole or part in cash in lieu of Common Shares. As at December 31, 2022, the Company had the intent and ability to settle these PSUs in Common Shares.

The grant-date fair values of TSR PSUs granted in the years ended December 31, 2022 and January 1, 2022, were $8.48 and $23.40, respectively, using a Monte Carlo valuation model with the following assumptions:

	December 31, 2022	January 1, 2022
Grant-date stock price	$5.91	$14.77
Dividend yield	0%	0%
Expected volatility(a)	67.8%	76.9%
Risk-free interest rate(b)	2.8%	0.3%
Expected life (in years)(c)	2.7	2.7

(a) Determined based on the historical volatility of the Common Shares over the performance period of the PSUs.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the performance period of the PSUs.

(c) Determined based on the performance period of the PSUs.

The following table summarized non-vested TSR PSU activity during the year ended December 31, 2022:

		Weighted-
		average grant-
	TSR PSUs	date fair value
Non-vested, beginning of year	71,346	$23.40
Granted	547,071	8.48
Vested	-	-
Forfeited	(23,544)	13.40
Non-vested, end of year	594,873	$10.07

Total compensation costs related to non-vested TSR PSU awards not yet recognized as an expense was $4.2 million as at December 31, 2022, which will be amortized over a weighted-average remaining vesting period of 2.2 years.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby employees can purchase common shares through payroll deductions. For the year ended December 31, 2022, the Company's employees purchased 87,850 Common Shares (January 1, 2022 - 66,834; January 2, 2021 - 113,581) for total proceeds of $0.6 million (January 1, 2022 - $0.6 million; January 2, 2021 - $0.5 million). As at December 31, 2022, 546,232 Common Shares remained available to be granted under this plan.
SUNOPTA INC.	-F31-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

15. Other Expense (Income), Net

The components of other expense (income) are as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Loss on sale of sunflower business (see note 3)	23,227	-	-
Gain on sale of frozen fruit processing facility(1)	(3,779)	-	-
Long-lived asset impairments and facility closure costs(2)	1,812	6,298	9,045
Employee termination and recruitment costs(3)	-	1,628	1,881
Divestiture costs(4)	-	703	-
Loss on foreign currency forward contract (see note 2)	-	-	12,658
Other	872	261	(191)
	22,132	8,890	23,393

(1) Gain on sale of frozen fruit processing facility

For the year ended December 31, 2022, the Company recognized a $3.8 million pre-tax gain on the sale of its frozen fruit processing facility located in Oxnard, California. Net cash proceeds on the sale were $16.1 million.

(2)   Long-lived asset impairments and facility closure costs

For the year ended December 31, 2022, expense primarily relates to the relocation of certain equipment from the Company's sold Oxnard facility.

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

For the year ended January 2, 2021, expenses include costs of $6.3 million related to the Company's exit from its Santa Maria facility and the consolidation of the Company's corporate offices into Minnesota, together with the write-down of $2.7 million of operating lease right-of-use and owned assets related to the roasting operations of the sunflower business.

(3) Employee termination and recruitment costs

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

(4) Divestiture costs

For the year ended January 1, 2022, expense relates to professional fees incurred in connection with post-closing matters related to the divestiture of Tradin Organic.
SUNOPTA INC.	-F32-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

16. Income Taxes

The income tax benefit differs from the amount that would have resulted from applying the combined Canadian federal and provincial statutory income tax rate to loss from continuing operations before income taxes due to the following:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Loss from continuing operations before income taxes	(11,858)	(7,600)	(50,042)
Canadian statutory rate	26.5%	26.5%	26.5%
Income tax benefit at statutory rate	(3,142)	(2,014)	(13,261)
Stock-based compensation	978	(4,796)	2,159
Disallowed executive compensation	374	138	2,801
Foreign tax rate differential	76	(31)	(105)
Excess tax benefits related to stock-based compensation
Change in valuation allowance	(471)	975	560
Change in enacted tax rates	(340)	(442)	250
CARES Act	-	-	2,472
Change in valuation of state deferred tax assets	-	-	(3,900)
Other	185	(258)	1,374
Income tax benefit	(2,340)	(6,428)	(7,650)

The components of loss from continuing operations before income taxes are shown below:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Canada	(11,181)	(10,797)	(14,700)
U.S.	(2,506)	3,855	(34,521)
Other	1,829	(658)	(821)
Loss from continuing operations before income taxes	(11,858)	(7,600)	(50,042)

The components of income tax expense (benefit) are shown below:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Current income tax expense (benefit):
Canada	84	(9)	(154)
U.S.	(55)	(75)	(14,148)
Other	2,438	(359)	589
	2,467	(443)	(13,713)

Deferred income tax expense (benefit):
Canada	-	299	(291)
U.S.	(4,672)	(6,129)	5,532
Other	(135)	(155)	822
	(4,807)	(5,985)	6,063
Income tax benefit	(2,340)	(6,428)	(7,650)
SUNOPTA INC.	-F33-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Deferred income taxes of the Company are comprised of the following:

	December 31, 2022	January 1, 2022
	$	$
Differences in property, plant and equipment and intangible assets	(28,088)	(54,761)
Capital and non-capital losses	17,335	26,751
Interest expense limitation (163j)	9,464	13,064
Tax benefit of scientific research expenditures	2,866	2,744
Stock-based compensation	2,160	680
Inventory basis differences	1,805	1,148
Right-of-use lease assets	(23,071)	(13,224)
Lease liabilities	23,609	13,346
Other accrued reserves	2,458	1,468
	8,538	(8,784)
Less: valuation allowance	4,826	5,267
Deferred income tax asset (liability)	3,712	(14,051)

The components of the deferred income tax asset (liability) are shown below:

	December 31, 2022	January 1, 2022
	$	$
Canada	(325)	(325)
U.S.	3,978	(13,649)
Other	59	(77)
Deferred income tax asset (liability)	3,712	(14,051)

The components of the deferred income tax valuation allowance are as follows:

	December 31, 2022	January 1, 2022
	$	$
Balance, beginning of year	5,267	4,284
Increase (decrease) in valuation allowance	(441)	983
Balance, end of year	4,826	5,267

As at December 31, 2022, the Company had approximately $2.3 million (January 1, 2022 - $1.6 million) in U.S. federal scientific research investment tax credits and $0.3 million (January 1, 2022 - $0.9 million) in U.S. state research and development tax credits, which will expire in varying amounts between 2023 and 2041.

As at December 31, 2022, the Company had U.S. federal non-capital loss carryforwards of approximately $48.4 million (January 1, 2022 - $64.8 million). In addition, the Company had state loss carryforwards of approximately $3.0 million as at December 31, 2022 (January 1, 2022 - $3.3 million). These amounts are available to reduce future federal and state income taxes.

As at December 31, 2022, the Company had Canadian capital losses of approximately $27.8 million (January 1, 2022 - $27.8 million) for which a full valuation allowance exists. These amounts are available to reduce future capital gains and do not expire. In addition, the Company had Canadian non-capital loss carryforwards of approximately $4.0 million (January 1, 2022 - $6.0 million). These amounts are available to reduce future taxable income and do not begin to expire until 2040.

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, as at December 31, 2022, a valuation allowance of $4.8 million (January 1, 2022 - $5.3 million) had been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

SUNOPTA INC.	-F34-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

As the undistributed earnings of the Company's non-Canadian affiliates and associated companies are considered to be indefinitely reinvested, no provision for deferred taxes has been provided thereon.

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, the Company did not identify any material uncertain tax positions or recognize any related tax benefits. The Company believes it has adequately examined its tax positions taken or expected to be taken in a tax return; however, amounts asserted by taxing authorities could differ from the Company's positions. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations, and with the related liability on the consolidated balance sheets.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdictions are the U.S. (including multiple states) and Canada (Ontario). The Company's 2019 through 2021 tax years (and any tax year for which available non-capital loss carryforwards were generated up to the amount of non-capital loss carryforward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and tax years 2015 through 2021 remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company's consolidated financial statements.
SUNOPTA INC.	-F35-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

17. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	December 31, 2022	January 1, 2022	January 2, 2021
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Loss from continuing operations	$(9,518)	$(1,172)	$(42,392)
Less: dividends and accretion on preferred stock	(3,109)	(4,197)	(10,328)
Loss from continuing operations attributable to common
shareholders	(12,627)	(5,369)	(52,720)
Earnings from discontinued operations	4,677	-	124,820
Earnings (loss) attributable to common shareholders	$(7,950)	$(5,369)	$72,100

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	107,659	104,098	89,234

Basic earnings (loss) per share:
Loss from continuing operations	$(0.12)	$(0.05)	$(0.59)
Earnings from discontinued operations	0.04	-	1.40
Earnings (loss) attributable to common shareholders(1)	$(0.07)	$(0.05)	$0.81

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Loss from continuing operations	$(9,518)	$(1,172)	$(42,392)
Less: dividends and accretion on preferred stock	(3,109)	(4,197)	(10,328)
Loss from continuing operations attributable to common shareholders	(12,627)	(5,369)	(52,720)
Earnings from discontinued operations	4,677	-	124,820
Earnings (loss) attributable to common shareholders	$(7,950)	$(5,369)	$72,100

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	107,659	104,098	89,234
Dilutive effect of the following:
Stock options and restricted stock units(2)	-	-	-
Series B-1 Preferred Stock(3)	-	-	-
Series A Preferred Stock(4)	-	-	-
Diluted weighted-average number of shares outstanding	107,659	104,098	89,234

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.12)	$(0.05)	$(0.59)
Earnings from discontinued operations	0.04	-	1.40
Earnings (loss) attributable to common shareholders(1)	$(0.07)	$(0.05)	$0.81

(1)  The sum of the individual per share amounts may not add due to rounding.

(2)  For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, 2,587,501, 2,889,014 and 2,305,630 potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. In addition, for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, stock options and RSUs to purchase or receive 2,427,146, 347,236 and 1,913,751 potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

SUNOPTA INC.	-F36-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(3) For the years ended December 31, 2022, January 1, 2022 and January 2, 2021, it was more dilutive to the loss per share from continuing operations to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the approximately 12,178,667 Common Shares issuable on an if-converted basis as at December 31, 2022, January 1, 2022 and January 2, 2021.

(4)   As described in note 12, on February 22, 2021, all shares of Series A Preferred Stock were exchanged for 12,633,427 Common Shares, representing 12.3% of the Company's issued and outstanding Common Shares on a post-exchange basis as at February 22, 2021. For the year ended January 2, 2021, it was more dilutive to the loss per share from continuing operations to assume the Series A Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Series A Preferred Stock and the denominator was not adjusted to include 12,633,427 issuable on an if-converted basis as at January 2, 2021.

18. Supplemental Cash Flow Information

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Changes in Operating Assets and Liabilities, Net of Sunflower Business
Accounts receivable	(2,304)	(11,978)	(746)
Inventories	(762)	(72,030)	6,133
Accounts payable and accrued liabilities	(3,403)	15,920	11,322
Other operating assets and liabilities	5,065	4,423	422
	(1,404)	(63,665)	17,131

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable and accrued liabilities	(4,256)	3,482	2,043
Proceeds receivable from sale of sunflower business	385	-	-
Change in accrued dividends on preferred stock	-	(1,769)	679
Dividends paid in kind on preferred stock	-	-	3,881
Change in accrued transaction costs related to the divestiture of Tradin Organic(1)	-	(13,380)	13,380
Change in accrued debt issuance costs	-	(1,690)	1,690

Cash Paid
Interest	12,295	6,610	30,740
Income taxes	847	3,632	935

(1) For the year ended December 31, 2022, the settlement of transaction costs related to the divestiture of Tradin Organic is included in investing activities of discontinued operations on consolidated statement of cash flows.

19. Related Party Transactions

The Company had no significant related party transactions for the years ended December 31, 2022 and January 1, 2022. For the year ended January 2, 2021, the Company purchased raw fruit, and fruit processing and freight services from companies related to the former Managing Director of the Company's Mexican operations, who left the Company in 2020. These transactions totaled $15.0 million and were included in costs of goods sold on the consolidated statement of operations for the year ended January 2, 2021.
SUNOPTA INC.	-F37-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

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

Arbitration Proceedings

On January 31, 2022, Acomo submitted a Request for Summary Arbitral Proceedings to the Netherlands Arbitration Institute, which was later amended on February 16, 2022, asserting alleged claims against the Company and its subsidiaries, Coöperatie SunOpta U.A. and SunOpta Holdings LLC, relating to a dispute regarding the allocation of the purchase price Acomo paid to acquire the shares of The Organic Corporation B.V. and the membership interests of Tradin Organics USA LLC in connection with the closing of the transactions contemplated by the Master Purchase Agreement entered into by Acomo, the Company and the aforementioned subsidiaries on November 25, 2020 (the "Transaction"). On May 25, 2022, the parties entered into a definitive Settlement Agreement to resolve all outstanding matters related to the Master Purchase Agreement, which included a cash payment of $5.9 million from the Company to Acomo to settle certain post-closing adjustments related to the Transaction, following which the Request for Summary Arbitral Proceedings was withdrawn.

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

Finance Lease Commitments

As at December 31, 2022, the Company had entered into finance lease agreements to provide for up to $55 million of financing related to the build-out of the Company's Midlothian, Texas, plant-based beverage facility. As the Company controls the right-of-use assets during the build-out construction, it recognizes costs incurred related to the build-out as construction in process in property, plant and equipment, with a finance lease liability recognized in long-term debt for the amount funded to date by the lessor, which amounted to $51.4 million as at December 31, 2022.

In addition, as at December 31, 2022, the Company had additional commitments under various finance leases that provide for up to approximately $35 million of financing for various expansion projects underway within the Company's plant-based and fruit snacks operations, which are expected to become operational during 2023. As these finance leases had not commenced as at December 31, 2022, no amount of underlying right-of-use assets, or lease liabilities, were recognized on the consolidated balance sheet as of that date.

Commitments for Plant Acquisition

As at December 31, 2022, the Company had incurred approximately $55 million related to the purchase and installation of manufacturing equipment for its Midlothian, Texas, facility, and had remaining contractual commitments of approximately $10 million, which is expected to be incurred during 2023. These purchases are being principally financed through borrowings under the Term Loan Facility of the Company's Asset-Based Credit Facilities.

SUNOPTA INC.	-F38-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Letters of Credit

As at December 31, 2022, the Company had outstanding letters of credit totaling $5.4 million.

21. Segment Information

The composition of the Company's operating and reportable segments is as follows:

  Plant-Based Foods and Beverages includes plant-based beverages and liquid and powder ingredients, utilizing oat, almond, soy, coconut, rice, hemp, and other bases, as well as broths, teas, and nutritional beverages. In addition, the sunflower business, which packaged dry- and oil-roasted inshell sunflower and sunflower kernels and processed raw sunflower inshell and kernel for food and feed applications, was part of this segment until it was sold on October 11, 2022 (see note 3).
  Fruit-Based Foods and Beverages includes individually quick frozen ("IQF") fruit for retail, including strawberries, blueberries, mango, pineapple, and other berries and blends, and IQF and bulk frozen fruit for foodservice, including toppings, purées, and smoothies. In addition, Fruit-Based Foods and Beverages includes fruit snacks, including bars, twists, ropes, and bite-sized varieties, and fruit smoothie bowls.

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

SUNOPTA INC.	-F39-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Revenues and Operating Income

Reportable segment operating results for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 were as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Segment revenues from external customers
Plant-Based Foods and Beverages	557,736	470,754	415,164
Fruit-Based Foods and Beverages	376,926	341,870	374,049
Total revenues from external customers	934,662	812,624	789,213

Segment operating income (loss)
Plant-Based Foods and Beverages	38,491	36,616	50,780
Fruit-Based Foods and Beverages	6,919	(9,320)	(7,321)
Corporate Services	(20,402)	(17,237)	(31,151)
Total segment operating income	25,008	10,059	12,308

Other expense, net (see note 15)	(22,132)	(8,890)	(23,393)
Interest expense, net (see note 11)	(14,734)	(8,769)	(30,042)
Loss on retirement of debt (see note 11)	-	-	(8,915)
Loss from continuing operations before income taxes	(11,858)	(7,600)	(50,042)

Disaggregation of Revenue

The following table presents a disaggregation of revenues by operating segment for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, based on categories used by the Company to evaluate sales performance:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Plant-Based Foods and Beverages
Beverages and broths	462,132	376,525	332,390
Plant-based ingredients	37,680	31,135	28,156
Sunflower and roasted snacks (see note 3)	57,924	63,094	54,618
Total Plant-Based Foods and Beverages	557,736	470,754	415,164

Fruit-Based Foods and Beverages
Frozen fruit and fruit-based ingredients	285,343	279,128	325,102
Fruit snacks and smoothie bowls	91,583	62,742	48,947
Total Fruit-Based Foods and Beverages	376,926	341,870	374,049

Total revenues	934,662	812,624	789,213
SUNOPTA INC.	-F40-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Assets

Total assets by reportable segment as at December 31, 2022 and January 1, 2022 were as follows:

	December 31, 2022	January 1, 2022
	$	$
Segment Assets
Plant-Based Foods and Beverages	384,507	300,700
Fruit-Based Foods and Beverages	347,678	368,976
Corporate Services	123,667	85,078
Total assets	855,852	754,754

Segment Capital Expenditures, Depreciation and Amortization

Capital expenditures, depreciation and amortization by reportable segment for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 were as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Segment Capital Expenditures
Plant-Based Foods and Beverages	109,749	38,760	11,323
Fruit-Based Foods and Beverages	7,822	5,926	10,378
Corporate Services	11,055	13,611	3,053
Total capital expenditures	128,626	58,297	24,754

Segment Depreciation and Amortization
Plant-Based Foods and Beverages	18,359	14,942	9,457
Fruit-Based Foods and Beverages	13,788	14,918	16,304
Corporate Services	5,526	4,781	4,547
Total depreciation and amortization	37,673	34,641	30,308

Geographic Information

The Company's assets, operations, and employees are located in the U.S., Mexico, and Canada. Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended December 31, 2022, January 1, 2022 and January 2, 2021 were as follows:

	December 31, 2022	January 1, 2022	January 2, 2021
	$	$	$
Revenues from External Customers
U.S.	883,160	772,333	752,000
Canada	10,625	14,067	12,481
Other	40,877	26,224	24,732
Total revenues from external customers	934,662	812,624	789,213
SUNOPTA INC.	-F41-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at December 31, 2022 and January 1, 2022 were as follows:
	December 31, 2022	January 1, 2022
	$	$
Long-Lived Assets
U.S.	303,406	203,318
Mexico	16,945	14,124
Canada	2,040	2,095
Total long-lived assets	322,391	219,537

Major Customers

A customer of the Plant-Based Foods and Beverages operating segment accounted for approximately 19%, 18% and 16% of the Company's consolidated revenues for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively, and a customer of both the Fruit-Based and Plant-Based Foods and Beverages operating segments accounted for approximately 13%, 12% and 14% of consolidated revenues for the years ended December 31, 2022, January 1, 2022 and January 2, 2021, respectively. No other customer accounted for more than 10% of the Company's consolidated revenues.

22. Subsequent Event

Exchange of Series B-1 Preferred Stock for Common Shares

On February 28, 2023, the Company received written notice from Engaged Capital that they have exercised their right to exchange all of their shares of Series B-1 Preferred Stock into 6,089,331 Common Shares, together with a cash payment to adjust for fractional Common Shares, plus accrued and unpaid dividends as of the date of exchange. The Common Shares to be exchanged represent approximately 5.3% of the Company’s issued and outstanding Common Shares on a post-exchange basis. The exchange is expected to be completed on or about March 3, 2023. After the exchange, the exchange shares of Series B-1 Preferred Stock previously held by Engaged will be cancelled and SunOpta Foods will no longer be required to pay the 8.0% per annum dividend on those shares. In addition, in connection with the exchange of the Series B-1 Preferred Stock, all Special Shares, Series 2 held by Engaged Capital will be redeemed by the Company.
SUNOPTA INC.	-F42-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

23. Quarterly Results of Operations (unaudited)

As described in Note 1 - Significant Accounting Policies - Revision of Prior Period Financial Statements, the Company has corrected errors that effected the previously reported unaudited consolidated financial statements for the first three interim periods of fiscal 2022 and each of the four quarterly periods of fiscal 2021. The tables that follow present the unaudited consolidated results of operations of the Company for each of the quarters in the years ended December 31, 2022 and January 1, 2022, together with the effects of the revisions on the previously reported unaudited consolidated statements of operations and cash flows for each quarter preceding the fourth quarter of 2022.

Fiscal 2022	Third Quarter Ended October 1, 2022			Fourth Quarter Ended December 31, 2022
	As Previously Reported	Adjustment	As Revised	As Reported
Consolidated Statements of Operations	$	$	$	$
Revenues	229,665	-	229,665	221,293
Cost of goods sold	198,282	-	198,282	193,076
Gross profit	31,383	-	31,383	28,217
Selling, general and administrative expenses	20,654	-	20,654	22,144
Intangible asset amortization	2,612	-	2,612	2,446
Other expense, net	20,200	-	20,200	105
Foreign exchange loss (gain)	473	-	473	(1,622)
Earnings (loss) from continuing operations before the following	(12,556)	-	(12,556)	5,144
Interest expense, net	4,342	-	4,342	4,730
Earnings (loss) from continuing operations before income taxes	(16,898)	-	(16,898)	414
Income tax expense (benefit)	(4,259)	(705)	(4,964)	1,285
Earnings (loss) from continuing operations	(12,639)	705	(11,934)	(871)
Earnings from discontinued operations	-	-	-	1,925
Net earnings (loss)	(12,639)	705	(11,934)	1,054
Dividends and accretion on preferred stock	(764)	-	(764)	(830)
Earnings (loss) attributable to common shareholders	(13,403)	705	(12,698)	224

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations(1)	(0.12)	0.01	(0.12)	(0.02)
Earnings from discontinued operations	-	-	-	0.02
Earnings (loss) attributable to common shareholders(1)	(0.12)	0.01	(0.12)	0.00

(1) The sum across of individual per share amounts may not add due to rounding.

Fiscal 2022	Third Quarter Ended October 1, 2022			Fourth Quarter Ended December 31, 2022
	As Previously Reported	Adjustment	As Revised	As Reported
Consolidated Statements of Cash Flows	$	$	$	$
Earnings (loss) from continuing operations	(12,639)	705	(11,934)	(871)
Items not affecting cash:
Deferred income taxes	(2,925)	(705)	(3,630)	(3,188)
Changes in operating assets and liabilities	2,003	-	2,003	15,854
Net cash provided by operating activities of continuing operations	19,973	-	19,973	27,513
SUNOPTA INC.	-F43-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Fiscal 2022	First Quarter Ended April 2, 2022			Second Quarter Ended July 2, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Operations	$	$	$	$	$	$
Revenues	240,173	-	240,173	243,531	-	243,531
Cost of goods sold	212,182	(365)	211,817	208,633	-	208,633
Gross profit	27,991	365	28,356	34,898	-	34,898
Selling, general and administrative expenses	21,935	275	22,210	24,304	-	24,304
Intangible asset amortization	2,612	-	2,612	2,612	-	2,612
Other expense, net	287	-	287	1,540	-	1,540
Foreign exchange gain	(472)	-	(472)	(127)	-	(127)
Earnings from continuing operations before the following	3,629	90	3,719	6,569	-	6,569
Interest expense, net	2,530	-	2,530	3,132	-	3,132
Earnings from continuing operations before income taxes	1,099	90	1,189	3,437	-	3,437
Income tax expense (benefit)	445	(258)	187	939	213	1,152
Earnings from continuing operations	654	348	1,002	2,498	(213)	2,285
Earnings (loss) from discontinued operations	3,566	-	3,566	(814)	-	(814)
Net earnings (loss)	4,220	348	4,568	1,684	(213)	1,471
Dividends and accretion on preferred stock	(755)	-	(755)	(760)	-	(760)
Earnings (loss) attributable to common shareholders	3,465	348	3,813	924	(213)	711

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations(1)	(0.00)	0.00	0.00	0.02	(0.00)	0.01
Earnings (loss) from discontinued operations	0.03	-	0.03	(0.01)	-	(0.01)
Earnings (loss) attributable to common shareholders(1)	0.03	0.00	0.04	0.01	(0.00)	0.01

(1) The sum across of individual per share amounts may not add due to rounding.

Fiscal 2022	First Quarter Ended April 2, 2022			Second Quarter Ended July 2, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Cash Flows	$	$	$	$	$	$
Earnings (loss) from continuing operations	654	348	1,002	2,498	(213)	2,285
Items not affecting cash:
Deferred income taxes	80	(258)	(178)	2,128	213	2,341
Changes in operating assets and liabilities	3,281	(90)	3,191	(22,452)	-	(22,452)
Net cash provided by (used in) operating activities of continuing operations	15,543	-	15,543	(2,454)	-	(2,454)
SUNOPTA INC.	-F44-	December 31, 2022 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 31, 2022, January 1, 2022 and January 2, 2021

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Fiscal 2021	Third Quarter Ended October 2, 2021			Fourth Quarter Ended January 1, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Operations	$	$	$	$	$	$
Revenues	198,479	-	198,479	204,232	-	204,232
Cost of goods sold	175,123	-	175,123	185,828	365	186,193
Gross profit	23,356	-	23,356	18,404	(365)	18,039
Selling, general and administrative expenses	16,487	-	16,487	16,793	(275)	16,518
Intangible asset amortization	2,612	-	2,612	2,612	-	2,612
Other expense, net	1,172	-	1,172	1,442	-	1,442
Foreign exchange loss	336	-	336	579	-	579
Earnings (loss) before the following	2,749	-	2,749	(3,022)	(90)	(3,112)
Interest expense, net	2,854	-	2,854	2,624	-	2,624
Loss before income taxes	(105)	-	(105)	(5,646)	(90)	(5,736)
Income tax expense (benefit)	2,929	(125)	2,804	(3,782)	4,124	342
Net earnings (loss)	(3,034)	125	(2,909)	(1,864)	(4,214)	(6,078)
Dividends and accretion on preferred stock	(748)	-	(748)	(752)	-	(752)
Earnings (loss) attributable to common
shareholders	(3,782)	125	(3,657)	(2,616)	(4,214)	(6,830)

Basic and diluted earnings (loss) per share(1)	(0.04)	0.00	(0.03)	(0.02)	(0.04)	(0.06)

(1) The sum across of individual per share amounts may not add due to rounding.

Fiscal 2021	Third Quarter Ended October 2, 2021			Fourth Quarter Ended January 1, 2022
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Cash Flows	$	$	$	$	$	$
Net earnings (loss)	(3,034)	125	(2,909)	(1,864)	(4,214)	(6,078)
Items not affecting cash:
Deferred income taxes	3,315	(125)	3,190	(2,744)	4,124	1,380
Changes in operating assets and liabilities	(5,494)	-	(5,494)	13,717	90	13,807
Net cash provided by operating activities	5,065	-	5,065	19,665	-	19,665

Fiscal 2021	First Quarter Ended April 3, 2021			Second Quarter Ended July 3, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Operations	$	$	$	$	$	$
Revenues	207,640	-	207,640	202,273	-	202,273
Cost of goods sold	177,651	-	177,651	175,937	-	175,937
Gross profit	29,989	-	29,989	26,336	-	26,336
Selling, general and administrative expenses	20,874	-	20,874	22,720	-	22,720
Intangible asset amortization	2,194	-	2,194	2,532	-	2,532
Other expense, net	1,615	-	1,615	4,661	-	4,661
Foreign exchange loss (gain)	836	-	836	(639)	-	(639)
Earnings (loss) before the following	4,470	-	4,470	(2,938)	-	(2,938)
Interest expense, net	1,660	-	1,660	1,631	-	1,631
Earnings (loss) before income taxes	2,810	-	2,810	(4,569)	-	(4,569)
Income tax expense (benefit)	1,138	(612)	526	(3,651)	(6,449)	(10,100)
Net earnings (loss)	1,672	612	2,284	(918)	6,449	5,531
Dividends and accretion on preferred stock	(1,953)	-	(1,953)	(744)	-	(744)
Earnings (loss) attributable to common shareholders	(281)	612	331	(1,662)	6,449	4,787

Basic and diluted earnings (loss) per share(1)	(0.00)	0.01	0.00	(0.02)	0.06	0.05

(1) The sum across of individual per share amounts may not add due to rounding.

Fiscal 2021	First Quarter Ended April 3, 2021			Second Quarter Ended July 3, 2021
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Cash Flows	$	$	$	$	$	$
Net earnings (loss)	1,672	612	2,284	(918)	6,449	5,531
Items not affecting cash:
Deferred income taxes	837	(612)	225	(4,331)	(6,449)	(10,780)
Changes in operating assets and liabilities	(21,656)	-	(21,656)	(50,322)	-	(50,322)
Net cash used in operating activities	(7,015)	-	(7,015)	(39,147)	-	(39,147)

SUNOPTA INC.	-F45-	December 31, 2022 Form 10-K