Form 10-Q
period 2023-04-01
SunOpta Inc.
filed 2023-05-10
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

The number of the registrant's common shares outstanding as of May 5, 2023 was 115,419,623.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended April 1, 2023

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; our expectations regarding the future profitability of our plant-based and fruit-based businesses, including anticipated results of operations, revenue trends, and gross margin profiles; the expected impact of the inflationary cost environment on our business, including raw material, packaging, labor, energy, fuel and transportation costs; the expected impact of pricing actions on sales volumes and gross margins; the expected impact of cost containment measures and productivity initiatives; our expectations regarding customer demand, consumer preferences, competition, sales pricing, availability and pricing of raw material inputs, and timing and cost to complete capital expansion projects; our ability to successfully execute on our capital investment plans, and the viability of those plans; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of debt, working capital needs, planned capital expenditures; and our ability to obtain additional financing or issue additional debt or equity securities; our intentions related to the potential sale of selected businesses, operations, or assets; the outcome of litigation to which we may, from time to time, be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances. Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties, including those set forth under Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under Item 1A. "Risk Factors" of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators

SUNOPTA INC.	3	April 1, 2023 Form 10-Q

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

SUNOPTA INC.	4	April 1, 2023 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.

Consolidated Statements of Operations
For the quarters ended April 1, 2023 and April 2, 2022
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended
	April 1, 2023	April 2, 2022
	$	$

Revenues (note 13)	223,880	240,173
Cost of goods sold	195,677	211,817

Gross profit	28,203	28,356
Selling, general and administrative expenses	25,430	22,210
Intangible asset amortization	2,446	2,612
Other expense, net	35	287
Foreign exchange gain	(2,211)	(472)

Earnings from continuing operations before the following	2,503	3,719
Interest expense, net	5,812	2,530

Earnings (loss) from continuing operations before income taxes	(3,309)	1,189
Income tax expense (benefit) (note 9)	(4,686)	187

Earnings from continuing operations	1,377	1,002
Earnings from discontinued operations	-	3,566

Net earnings	1,377	4,568
Dividends and accretion on preferred stock (note 7)	(704)	(755)

Earnings attributable to common shareholders	673	3,813

Basic and diluted earnings per share (note 10)
Earnings from continuing operations	0.01	0.00
Earnings from discontinued operations	-	0.03
Earnings attributable to common shareholders(1)	0.01	0.04

Weighted-average common shares outstanding (000s) (note 10)
Basic	110,014	107,399
Diluted	113,107	108,359

(1) The sum of the individual per share amounts may not add due to rounding.

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	April 1, 2023 Form 10-Q

SunOpta Inc.

Consolidated Balance Sheets
As at April 1, 2023 and December 31, 2022
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	April 1, 2023	December 31, 2022
	$	$

ASSETS
Current assets
Cash and cash equivalents	910	679
Accounts receivable, net of allowance for credit losses of $649 and $584, respectively	86,124	74,903
Inventories (note 2)	200,557	207,047
Prepaid expenses and other current assets	15,239	15,688
Income taxes recoverable	3,896	4,040
Total current assets	306,726	302,357

Property, plant and equipment, net	339,529	322,391
Operating lease right-of-use assets (note 3)	81,097	82,564
Intangible assets, net	133,200	135,646
Goodwill	3,998	3,998
Deferred income taxes	8,562	3,712
Other assets	5,013	5,184
Total assets	878,125	855,852

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (note 4)	112,944	108,511
Notes payable (note 5)	5,229	—
Income taxes payable	404	957
Current portion of long-term debt (note 6)	43,807	38,491
Current portion of operating lease liabilities (note 3)	13,199	13,074
Total current liabilities	175,583	161,033

Long-term debt (note 6)	282,371	269,993
Operating lease liabilities (note 3)	76,670	77,557
Total liabilities	534,624	508,583

Series B-1 preferred stock (note 7)	14,147	28,062

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 115,379,620 shares issued (December 31, 2022 - 107,909,792)	461,132	440,348
Additional paid-in capital	21,874	33,184
Accumulated deficit	(155,015)	(155,688)
Accumulated other comprehensive income	1,363	1,363
Total shareholders' equity	329,354	319,207
Total liabilities and shareholders' equity	878,125	855,852

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	April 1, 2023 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity
As at and for the quarters ended April 1, 2023 and April 2, 2022
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at December 31, 2022	107,910	440,348	33,184	(155,688)	1,363	319,207
Exchange of Series B-1 preferred stock, net of share issuance costs of $87 (note 7)	6,089	14,019	-	-	-	14,019
Employee stock purchase plan	25	160	-	-	-	160
Stock incentive plan	1,356	6,605	(6,476)	-	-	129
Withholding taxes on stock-based awards	-	-	(8,726)	-	-	(8,726)
Stock-based compensation	-	-	3,892	-	-	3,892
Net earnings	-	-	-	1,377	-	1,377
Dividends on preferred stock	-	-	-	(514)	-	(514)
Accretion on preferred stock	-	-	-	(190)	-	(190)
Balance at April 1, 2023	115,380	461,132	21,874	(155,015)	1,363	329,354

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at January 1, 2022	107,360	436,463	23,240	(147,738)	1,363	313,328
Employee stock purchase plan	31	134	-	-	-	134
Stock incentive plan	188	854	(738)	-	-	116
Withholding taxes on stock-based awards	-	-	(89)	-	-	(89)
Stock-based compensation	-	-	1,629	-	-	1,629
Net earnings	-	-	-	4,568	-	4,568
Dividends on preferred stock	-	-	-	(609)	-	(609)
Accretion on preferred stock	-	-	-	(146)	-	(146)
Balance at April 2, 2022	107,579	437,451	24,042	(143,925)	1,363	318,931

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	April 1, 2023 Form 10-Q

SunOpta Inc.

Consolidated Statements of Cash Flows
For the quarters ended April 1, 2023 and April 2, 2022
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended
	April 1, 2023	April 2, 2022
	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings	1,377	4,568
Earnings from discontinued operations	-	3,566
Earnings from continuing operations	1,377	1,002
Items not affecting cash:
Depreciation and amortization	9,998	9,413
Amortization of debt issuance costs	407	375
Deferred income taxes	(4,850)	(178)
Stock-based compensation	3,892	1,629
Other	603	111
Changes in operating assets and liabilities (note 11)	(7,560)	3,191
Net cash provided by operating activities of continuing operations	3,867	15,543

Investing activities
Additions to property, plant and equipment	(25,842)	(25,722)
Proceeds from sale of sunflower business (note 11)	385	-
Proceeds from sale of property, plant and equipment	-	1,204
Net cash used in investing activities of continuing operations	(25,457)	(24,518)

Financing activities
Increase (decrease) in borrowings under revolving credit facilities (note 6)	8,812	(10,305)
Borrowings of long-term debt (notes 3 and 6)	18,693	22,897
Repayment of long-term debt (note 3)	(10,048)	(2,395)
Proceeds from notes payable (note 5)	10,662	-
Repayment of notes payable (note 5)	(5,433)	-
Proceeds from the exercise of stock options and employee share purchases	289	250
Payment of withholding taxes on stock-based awards	(249)	(89)
Payment of cash dividends on preferred stock (note 7)	(818)	(609)
Payment of share issuance costs	(87)	-
Payment of debt issuance costs	-	(506)
Net cash provided by financing activities of continuing operations	21,821	9,243

Increase in cash and cash equivalents in the period	231	268
Cash and cash equivalent, beginning of the period	679	227
Cash and cash equivalents, end of the period	910	495

Non-cash investing and financing activities (notes 3 and 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	April 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements
For the quarters ended April 1, 2023 and April 2, 2022
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended April 1, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 30, 2023 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 31, 2022. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K").

As described in notes 1 and 23 to the consolidated financial statements included in the 2022 Form 10-K, certain amounts previously reported for the quarter ended April 2, 2022 have been revised.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal 2023 is a 52-week period ending on December 30, 2023, with quarterly periods ending on April 1, 2023, July 1, 2023 and September 30, 2023. Fiscal year 2022 was a 52-week period ending on December 31, 2022, with quarterly periods ending on April 2, 2022, July 2, 2022, and October 1, 2022.

2. Inventories

	April 1, 2023	December 31, 2022
	$	$
Raw materials and work-in-process	123,981	124,168
Finished goods	84,527	90,381
Inventory reserves	(7,951)	(7,502)
	200,557	207,047

3. Leases

The Company leases certain manufacturing plants, warehouses, offices, machinery and equipment, and vehicles. At the lease commencement date, the Company classifies a lease as a finance lease if it has the right to obtain substantially all of the economic benefits from the right-of-use assets, otherwise the lease is classified as an operating lease.

SUNOPTA INC.	9	April 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 1, 2023 and April 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following tables present supplemental information related to leases:

	Quarter ended
	April 1, 2023	April 2, 2022
	$	$
Lease Costs
Operating lease cost	3,410	3,211
Finance lease cost:
Depreciation of right-of-use assets	3,760	1,888
Interest on lease liabilities	2,421	773
Net lease cost	9,591	5,872

	April 1, 2023	December 31, 2022
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	81,097	82,564

Current portion of operating lease liabilities	13,199	13,074
Operating lease liabilities	76,670	77,557
Total operating lease liabilities	89,869	90,631

Finance leases:
Property, plant and equipment, gross	168,663	157,801
Accumulated depreciation	(24,254)	(20,494)
Property, plant and equipment, net	144,409	137,307

Current portion of long-term debt	35,756	33,283
Long-term debt	84,361	90,796
Total finance lease liabilities	120,117	124,079

	Quarter ended
	April 1, 2023	April 2, 2022
	$	$
Cash Flow Information
Cash paid (received) for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	3,405	3,082
Operating cash flows from finance leases	2,421	773
Financing cash flows from finance leases:
Cash paid under finance leases(1)	9,369	2,394
Cash received under finance leases(2)	(5,407)	(18,723)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	226	399
Finance leases	-	14,680

Right-of-use assets and liabilities reduced through lease terminations or modifications:
Operating leases	-	(1,949)
SUNOPTA INC.	10	April 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 1, 2023 and April 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1) Represents repayments under finance leases recorded as a reduction of the lease liability and reported in repayment of long-term debt on the consolidated statements of cash flows.

(2) Represents cash advances received by the Company under finance leases for the construction of right-of-use assets controlled by the Company, which related to the buildout of the Company's new plant-based beverage facility in Midlothian, Texas, in the first quarters of 2023 and 2022, as well as the buildout of the Company's executive office and innovation center located in Eden Prairie, Minnesota, in the first quarter of 2022. Cash received under finance leases is reported in borrowings of long-term debt on the consolidated statements of cash flows.

	April 1, 2023	December 31, 2022
Other Information
Weighted-average remaining lease term (years):
Operating leases	12.6	12.8
Finance leases	3.5	3.5

Weighted-average discount rate:
Operating leases	8.7%	8.7%
Finance leases	8.2%	8.2%

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
Remainder of 2023	10,326	29,259
2024	12,461	43,851
2025	11,679	37,851
2026	10,754	24,900
2027	9,727	3,566
Thereafter	152,740	-
Total lease payments	207,687	139,427
Less: imputed interest	(117,818)	(19,310)
Total lease liabilities	89,869	120,117

4. Accounts Payable

The Company is party to a supplier finance program with a third-party financial institution, which is offered to certain of the Company's major suppliers. Under this arrangement, the Company agrees with a supplier on the contractual payment terms for the goods the Company procures regardless of whether the supplier elects to participate in the program. If a supplier does participate in the program, the supplier determines, at its own discretion, which invoices, if any, it wants to sell to the financial institution in order to be paid earlier than the contractual payment terms provide. A supplier's voluntary inclusion of an invoice in the program has no bearing on the Company's payment terms, which remain the original due date of the supplier invoice, or the amounts it pays the financial institution, and the Company has no economic interest in a supplier's decision to participate in the program. In addition, the Company has not pledged any assets to the financial institution as it relates to the program. Amounts due to suppliers that elected to participate in the program are included in accounts payable and accrued liabilities on the Company's consolidated balance sheets. As at April 1, 2023, the Company had outstanding payment obligations to these suppliers of $19.6 million confirmed under the program. Payments of obligations associated with the program are reported as operating cash flows on the Company's consolidated statements of cash flows.

5. Notes Payable

Commencing in the first quarter of 2023, the Company is financing certain purchases of trade goods and services through a third-party extended payables facility. Under this facility, a third-party intermediary advances the amount of the scheduled payment to the supplier based on the invoice due date and issues a short-term note payable to the Company for the face amount of the supplier invoice. Interest accrues on the note payable from the contractual payment date of the supplier invoice to the extended due date of the note payable, as specified by the negotiated terms of the facility. The Company does not maintain any form of security with the third-party intermediary. As at April 1, 2023, the Company had outstanding principal payment obligations to the third-party intermediary of $5.2 million, which is recorded as notes payable on the Company’s consolidated balance sheet. Proceeds from, and repayments of the notes payable associated with this facility are reported as financing cash flows on the Company’s consolidated statements of cash flows.
SUNOPTA INC.	11	April 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 1, 2023 and April 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

6. Long-Term Debt

	April 1, 2023	December 31, 2022
	$	$
Asset-based credit facilities:
Revolving credit facilities	142,921	137,253
Term loan facility	56,356	43,748
Total asset-based credit facilities	199,277	181,001
Finance lease liabilities (see note 3)	120,117	124,079
Other	6,784	3,404
Total debt	326,178	308,484
Less: current portion	43,807	38,491
Total long-term debt	282,371	269,993

Asset-Based Credit Facilities

On December 31, 2020, the Company entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement"), as amended by the First Amendment, dated as of April 15, 2021, the Second Amendment, dated as of July 2, 2021, the Third Amendment, dated as of February 25, 2022, and the Fourth Amendment, dated as of September 2, 2022, among the Company, SunOpta Foods Inc. ("SunOpta Foods"), the other borrowers and guarantors party thereto, and the lenders party thereto (the "Lenders"). As part of the Credit Agreement, the Lenders provided a five-year, $230 million asset-based revolving credit facility, subject to borrowing base capacity (the "Tranche A Subfacility"), a two-year, $20 million first-in-last-out tranche, subject to a separate borrowing base applicable to certain eligible accounts receivable and inventory with advance rates separate from the Tranche A Subfacility (the "Tranche B Subfacility", and together with the Tranche A Subfacility, the "Revolving Credit Facilities"), and a five-year, up to $75 million delayed draw term loan facility which could be used for borrowings on or prior to March 31, 2023 (the "Term Loan Facility," and together with the Revolving Credit Facilities, the "Asset-Based Credit Facilities"), to finance certain capital expenditures. The Tranche A Subfacility includes borrowing capacity for letters of credit and provides for borrowings on same-day notice, including in the form of swingline loans.

The Tranche A Subfacility and Term Loan Facility mature on December 31, 2025. Commencing in March 2023, the Term Loan Facility is repayable in monthly installments equal to 1/84th of the principal amount of the Term Loan Facility outstanding as at March 31, 2023, with the remaining amount payable at the maturity thereof.  The Tranche B Subfacility matures on April 15, 2024, with amortization payments of $2.5 million, payable at the end of each fiscal quarter, commencing with the first quarter of 2023, with the remaining amount payable at the maturity thereof. Each repayment of Tranche B Subfacility loans results in an increase of the Lenders' commitments under the Tranche A Subfacility, provided that such increases will not cause the aggregate Lenders' commitments under the Tranche A Subfacility to exceed $250 million.

Borrowings under the Asset-Based Credit Facilities bear interest based on various reference rates, including the Secured Overnight Financing Rate, plus applicable margins, which are set quarterly based on average borrowing availability for the preceding fiscal quarter. For the quarter ended April 1, 2023, the weighted-average interest rate on all outstanding borrowings under the Asset-Based Credit Facilities was 6.95% (April 2, 2022 - 2.42%).

As at April 1, 2023, the Company was in compliance with all covenants of the Credit Agreement.
SUNOPTA INC.	12	April 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 1, 2023 and April 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

7. Series B-1 Preferred Stock

On April 15, 2020, the Company and SunOpta Foods entered into a subscription agreement (the "Series B Subscription Agreement") with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree") and Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP (collectively, "Engaged"). On April 24, 2020, pursuant to the Series B Subscription Agreement, SunOpta Foods issued 15,000 shares of Series B-1 Preferred Stock to each of Oaktree and Engaged for aggregate consideration of $30.0 million and 30,000 shares total (the "Series B-1 Preferred Stock"). Preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference prior to September 30, 2029, and 10.0% of the liquidation preference thereafter. For the second quarter of 2020, SunOpta Foods elected to pay dividends on the Series B-1 preferred stock in kind and, as a result, the aggregate liquidation preference increased to $30.4 million, or approximately $1,015 per share.

On March 3, 2023, Engaged exercised their right to exchange all of their shares of Series B-1 Preferred Stock for 6,089,331 shares of the Company's common stock ("Common Shares") at an exchange price of $2.50, together with a cash payment to adjust for fractional Common Shares, plus accrued and unpaid dividends.as of the date of exchange. The Common Shares exchanged represented approximately 5.3% of the Company's issued and outstanding Common Shares on a post-exchange basis. After the exchange, the exchanged shares of Series B-1 Preferred Stock previously held by Engaged were cancelled and SunOpta Foods is no longer required to pay dividends on those shares. In addition, in connection with the exchange of the Series B-1 Preferred Stock, the Company redeemed all Special Shares, Series 2 of the Company that were held by Engaged. Upon the exchange, the Company derecognized the $14.1 million carrying amount of the Series B-1 Preferred Stock previously held by Engaged, net of $1.1 million of unamortized issuance costs, and recognized a corresponding amount for the Common Shares issued on exchange, less common share issuance costs of $0.1 million.

As at April 1, 2023, SunOpta Foods had 15,000 shares of Series B-1 Preferred Stock issued and outstanding to Oaktree. At any time, Oaktree may exchange the Series B-1 Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the liquidation preference divided by the exchange price of $2.50. On or after April 24, 2023, SunOpta Foods may cause Oaktree to exchange all of their shares of Series B-1 Preferred Stock if the volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the exchange price then in effect. In addition, at any time on or after April 24, 2025, SunOpta Foods may redeem all of the Series B-1 Preferred Stock for an amount per share equal to the value of the liquidation preference at such time, plus accrued and unpaid dividends.

In the first quarter of 2023, the Company paid cash dividends on the Series B-1 Preferred Stock of $0.6 million in the aggregate to Oaktree and Engaged related to the fourth quarter of 2022, together with a cash dividend $0.2 million paid to Engaged for the period from January 1, 2023 to March 3, 2023. As at April 1, 2023, the Company accrued unpaid dividends to Oaktree of $0.3 million for the first quarter of 2023, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. The carrying value of the Series B-1 Preferred Stock, net of unamortized issuance costs, is being accreted to the redemption value through charges to accumulated deficit, which amounted to $0.2 million for the quarter ended April 1, 2023 (April 2, 2022 - $0.1 million).

8. Stock-Based Compensation

During the quarter ended April 1, 2023, the Company issued 1,242,659 Common Shares, net of 1,057,041 Common Shares withheld for taxes, in connection with the vesting of 2,299,700 performance share units ("PSUs") previously granted to selected employees. The vesting of these PSUs was subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2022 and subject to each employee's continued employment with the Company through the respective vesting dates (the "EBITDA PSUs").

SUNOPTA INC.	13	April 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 1, 2023 and April 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes EBITDA PSU activity for the quarter ended April 1, 2023:

		Weighted-
		average grant-
	EBITDA PSUs	date fair value
Non-vested, beginning of period	2,355,431	$4.80
Granted	1,659	9.37
Vested	(2,299,700)	4.78
Cancelled	(57,390)	5.52
Non-vested, end of period	-	$-

The total intrinsic value of the EBITDA PSUs that vested in the first quarter of 2023 was $18.0 million.

9. Income Taxes

In determining its quarterly provision for income taxes, the Company uses an estimated annual effective tax rate of approximately 25%, which is based on expected annual earnings and statutory tax rates in the various jurisdictions in which the Company operates. Certain significant or unusual items are separately recognized in the quarter in which they occur and can be a source of variability on the effective tax rates from quarter to quarter, including excess tax benefits from stock-based compensation. In addition, the Company's effective tax rate may change from period-to-period based on recurring and non-recurring factors including the jurisdictional mix of earnings between countries and between states within the U.S., enacted tax legislation, and tax audit settlements, as well as the impact of limitations on the deductibility of executive and stock-based compensation. The effective tax rate recognized for the quarter ended April 1, 2023 was 141.6%, compared with 15.7% for the quarter ended April 2, 2022. The variation in the interim effective tax rates from the annual effective tax rate was mainly due to the impact of stock-based compensation included in pre-tax earnings in the respective periods, and the recognition of excess tax benefits related to the vesting of stock-based awards in the first quarter of 2023 (see note 8).

10. Earnings Per Share

Basic and diluted earnings per share were calculated as follows (shares in thousands):

	Quarter ended
	April 1, 2023	April 2, 2022
Basic Earnings Per Share
Numerator for basic earnings per share:
Earnings from continuing operations	$1,377	$1,002
Less: dividends and accretion on preferred stock	(704)	(755)
Earnings from continuing operations attributable to common shareholders	673	247
Earnings from discontinued operations	-	3,566
Earnings attributable to common shareholders	$673	$3,813

Denominator for basic earnings per share:
Basic weighted-average number of shares outstanding	110,014	107,399

Basic earnings per share:
Earnings from continuing operations	$0.01	$0.00
Earnings from discontinued operations	-	0.03
Earnings attributable to common shareholders(1)	$0.01	$0.04
SUNOPTA INC.	14	April 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 1, 2023 and April 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter Ended
	April 1, 2023	April 2, 2022
Diluted Earnings Per Share
Numerator for diluted earnings per share:
Earnings from continuing operations	$1,377	$1,002
Less: dividends and accretion on preferred stock	(704)	(755)
Earnings from continuing operations attributable to common shareholders	673	247
Earnings from discontinued operations	-	3,566
Earnings attributable to common shareholders	$673	$3,813

Denominator for diluted earnings per share:
Basic weighted-average number of shares outstanding	110,014	107,399
Dilutive effect of the following:
Stock options, restricted stock units and performance share units(2)	3,093	960
Series B-1 Preferred Stock(3)	-	-
Diluted weighted-average number of shares outstanding	113,107	108,359

Diluted earnings per share:
Earnings from continuing operations	$0.01	$0.00
Earnings from discontinued operations	-	0.03
Earnings attributable to common shareholders(1)	$0.01	$0.04

(1) The sum of the individual per share amounts may not add due to rounding.

(2) For the quarter ended April 1, 2023, stock options and RSUs to purchase or receive 2,243,349 (April 2, 2022 - 1,122,466) potential common shares were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

(3) For the quarter ended April 1, 2023 and April 2, 2022, it was more dilutive to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the 6,089,333 and 12,178,667 Common Shares issuable on an if-converted basis as at April 1, 2023 and April 2, 2022, respectively.
SUNOPTA INC.	15	April 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 1, 2023 and April 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Supplemental Cash Flow Information

	Quarter ended
	April 1, 2023	April 2, 2022
	$	$
Changes in Operating Assets and Liabilities
Accounts receivable	(11,606)	(15,435)
Inventories	6,490	1,803
Accounts payable and accrued liabilities	(2,587)	13,815
Other operating assets and liabilities	143	3,008
	(7,560)	3,191

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable and accrued liabilities	(1,152)	(5,776)
Change in accrued withholding taxes on stock-based awards included in accounts payable and accrued liabilities	8,477	-
Change in accrued dividends on preferred stock included in accounts payable and accrued liabilities	(305)	-
Change in proceeds receivable from sale of sunflower business(1)	385	-
Change in accounts payable and accrued liabilities related to discontinued operations	-	6,324

(1)  On October 11, 2022, the Company completed the sale of 100% of the assets and liabilities of its sunflower business and related roasted snacks operations for net proceeds of $8.2 million, of which $0.4 million was related to the settlement of the final working capital adjustment, which was received in the first quarter of 2023.

12. Commitments and Contingencies

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
SUNOPTA INC.	16	April 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 1, 2023 and April 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

13. Segment Information

The composition of the Company's operating and reportable segments is as follows:

  Plant-Based Foods and Beverages includes plant-based beverages and liquid and powder ingredients, utilizing oat, almond, soy, coconut, rice, hemp, and other bases, as well as broths, teas, and nutritional beverages. In addition, the sunflower business, which packaged dry- and oil-roasted inshell sunflower and sunflower kernels and processed raw sunflower inshell and kernel for food and feed applications, was part of this segment until it was divested on October 11, 2022.
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

Segment Revenues and Operating Income

Operating segment results for the quarters ended April 1, 2023 and April 2, 2022 were as follows:

	Quarter ended
	April 1, 2023	April 2, 2022
	$	$
Revenues from external customers
Plant-Based Foods and Beverages	129,350	135,511
Fruit-Based Foods and Beverages	94,530	104,662
Total revenues from external customers	223,880	240,173

Segment operating income (loss)
Plant-Based Foods and Beverages	8,277	8,461
Fruit-Based Foods and Beverages	1,785	784
Corporate Services	(7,524)	(5,239)
Total segment operating income	2,538	4,006

Other expense, net	(35)	(287)
Interest expense, net	(5,812)	(2,530)
Earnings (loss) from continuing operations before income taxes	(3,309)	1,189
SUNOPTA INC.	17	April 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended April 1, 2023 and April 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Disaggregation of Revenue

The following table presents a disaggregation of revenues by operating segment based on categories used by the Company to evaluate sales performance:

	Quarter ended
	April 1, 2023	April 2, 2022
	$	$
Plant-Based Foods and Beverages
Beverages and broths	127,319	108,622
Plant-based ingredients	2,031	9,726
Sunflower and roasted snacks(1)	-	17,163
Total Plant-Based Foods and Beverages	129,350	135,511

Fruit-Based Foods and Beverages
Frozen fruit and fruit-based ingredients	68,911	83,493
Fruit snacks and smoothie bowls	25,619	21,169
Total Fruit-Based Foods and Beverages	94,530	104,662

Total revenues	223,880	240,173

(1) Reflects revenues of the Company's former sunflower business and related roasted snacks operations, which were sold on October 11, 2022.

Segment Assets

Total assets by operating segment as at April 1, 2023 and December 31, 2022 were as follows:

	April 1, 2023	December 31, 2022
	$	$
Plant-Based Foods and Beverages	402,763	384,507
Fruit-Based Foods and Beverages	349,654	347,678
Corporate Services	125,708	123,667
Total assets	878,125	855,852

Segment Depreciation and Amortization

Depreciation and amortization by operating segment for the quarters ended April 1, 2023 and April 2, 2022 was as follows:

	Quarter ended
	April 1, 2023	April 2, 2022
	$	$
Plant-Based Foods and Beverages	5,440	4,434
Fruit-Based Foods and Beverages	3,216	3,681
Corporate Services	1,342	1,298
Total depreciation and amortization	9,998	9,413

SUNOPTA INC.	18	April 1, 2023 Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended April 1, 2023 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 10, 2023.

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

  Plant-Based Foods and Beverages - We offer a full line of plant-based beverages and liquid and powder ingredients, utilizing oat, almond, soy, coconut, rice, hemp, and other bases, as well as broths, teas, and nutritional beverages. In addition, our former sunflower business, which packaged dry- and oil-roasted inshell sunflower and sunflower kernels and processed raw sunflower inshell and kernel for food and feed applications, was part of this segment until it was divested on October 11, 2022.

  Fruit-Based Foods and Beverages - We offer individually quick frozen ("IQF") fruit for retail, including strawberries, blueberries, mango, pineapple, and other berries and blends, and IQF and bulk frozen fruit for foodservice, including toppings, purées, and smoothies. In addition, we offer fruit snacks, including bars, twists, ropes, and bite-sized varieties, as well as fruit smoothie bowls.

SUNOPTA INC.	19	April 1, 2023 Form 10-Q

Global Economic Conditions and Inflationary Cost Environment

Our businesses continue to be exposed to the effects of the current global macroeconomic environment, including elevated inflation, higher interest rates, and shifts in consumer demand.

  Inflation - Inflation in the first quarter of 2023 declined from the highs in 2022 but remains elevated. We expect this inflationary environment to continue throughout 2023. We believe that we will be able to continue to mitigate the impact of inflationary costs increases for raw materials, packaging, labor, energy, fuel, and transportation through pricing actions we have taken with our customers to date and further pricing actions that we may implement as needed. However, the effect of our customers passing on higher prices to the end consumers has impacted and may continue to impact the level of consumption of our products.
  Interest Rates - Loans under our credit agreement bear interest at a variable rate, and the interest rate on our outstanding indebtedness has increased as market interest rates have risen, starting in the second half of 2022. These higher interest rates, together with a higher outstanding debt balance related to capital investments, have led to an increase in our interest expense, which we expect will continue.
  Consumer Demand - Recent economic conditions have reduced household savings and resulted in changes in consumer spending patterns, with a shift to lower-cost retailers and product alternatives, together with a streamlining of purchases. As a result, some of the categories we serve have experienced a softening of demand, which has negatively impacted on our sales volumes and mix. These consumption trends may continue to have an impact on our business.

Consolidated Results of Operations for the Quarters Ended April 1, 2023 and April 2, 2022

	April 1, 2023	April 2, 2022	Change	Change
For the quarter ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	129,350	135,511	(6,161)	-4.5%
Fruit-Based Foods and Beverages	94,530	104,662	(10,132)	-9.7%
Total revenues	223,880	240,173	(16,293)	-6.8%

Gross Profit
Plant-Based Foods and Beverages	20,165	20,345	(180)	-0.9%
Fruit-Based Foods and Beverages	8,038	8,011	27	0.3%
Total gross profit	28,203	28,356	(153)	-0.5%

Gross Margin(1)
Plant-Based Foods and Beverages	15.6%	15.0%		0.6%
Fruit-Based Foods and Beverages	8.5%	7.7%		0.8%
Total gross margin	12.6%	11.8%		0.8%

Segment operating income (loss)(2)
Plant-Based Foods and Beverages	8,277	8,461	(184)	-2.2%
Fruit-Based Foods and Beverages	1,785	784	1,001	127.7%
Corporate Services	(7,524)	(5,239)	(2,285)	-43.6%
Total segment operating income	2,538	4,006	(1,468)	-36.6%

Other expense, net	35	287	(252)	-87.8%
Earnings from continuing operations before the following	2,503	3,719	(1,216)	-32.7%
Interest expense, net	5,812	2,530	3,282	129.7%
Income tax expense (benefit)	(4,686)	187	(4,873)	-2605.9%
Earnings from continuing operations	1,377	1,002	375	37.4%
Earnings from discontinued operations	-	3,566	(3,566)	-
Net earnings(3),(4)	1,377	4,568	(3,191)	-69.9%
Dividends and accretion on preferred stock	(704)	(755)	51	6.8%

Earnings attributable to common shareholders(5)	673	3,813	(3,140)	-82.3%

SUNOPTA INC.	20	April 1, 2023 Form 10-Q

(1) Gross margin is a measure of gross profit (equal to revenues less cost of goods sold) as a percentage of revenues. We use a measure of gross margin that excludes non-capitalizable start-up costs included in cost of goods sold that are incurred in connection with capital expansion projects. We are completing the largest capital expansion in our company's history, including the construction of our new plant-based beverage facility in Midlothian, Texas, which officially opened in February 2023, together with other major capital expansion and productivity enhancement projects currently underway. Start-up costs related to these projects have had, and are expected to continue to have, a significant impact on the comparability of reported gross margins, which may obscure trends in our margin performance. As a result, we use this measure of adjusted gross margin to evaluate the underlying profitability of our revenue-generating activities within each reporting period. We believe that disclosing this non-GAAP measure provides investors with a meaningful, consistent comparison of our profitability measure for the periods presented. However, the non-GAAP measure of adjusted gross margin should not be considered in isolation or as a substitute for gross margin calculated based on gross profit determined in accordance with U.S. GAAP. The following table presents a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP.

	April 1, 2023			April 2, 2022
	Plant-Based	Fruit-Based		Plant-Based	Fruit-Based
	Foods and	Foods and		Foods and	Foods and
For the quarter ended	Beverages	Beverages	Consolidated	Beverages	Beverages	Consolidated
Reported gross margin	15.6%	8.5%	12.6%	15.0%	7.7%	11.8%
Start-up costs(a)	4.4%	0.0%	2.6%	0.3%	0.0%	0.2%
Adjusted gross margin	20.0%	8.5%	15.2%	15.3%	7.7%	12.0%

(a) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For the first quarter of 2023, start-up costs mainly related to the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas. For 2022, start-up costs mainly related to the hiring and training of new employees for the Midlothian facility, together with the integration of the acquired Dream and West Life brands.

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

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the quarter ended	$	$	$	$
April 1, 2023
Segment operating income (loss)	8,277	1,785	(7,524)	2,538
Other income (expense), net	-	7	(42)	(35)
Earnings (loss) from continuing operations before the following	8,277	1,792	(7,566)	2,503

April 2, 2022
Segment operating income (loss)	8,461	784	(5,239)	4,006
Other expense, net	(43)	(10)	(234)	(287)
Earnings (loss) from continuing operations before the following	8,418	774	(5,473)	3,719

SUNOPTA INC.	21	April 1, 2023 Form 10-Q

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude from segment operating income (loss). However, any measure of segment operating income (loss) excluding any or all of these items is not, and should not be viewed as, a substitute for operating income (loss) prepared under U.S. GAAP. These items are presented solely to allow investors to more fully understand how we assess financial performance.

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

	April 1, 2023		April 2, 2022
		Per Share		Per Share
For the quarter ended	$	$	$	$
Earnings from continuing operations	1,377		1,002
Dividends and accretion on preferred stock	(704)		(755)
Earnings attributable to common shareholders	673	0.01	247	0.00
Adjusted for:
Start-up costs(a)	6,425		440
Business development costs(b)	731		183
Other expense, net	35		287
Net income tax effect(c)	(1,873)		(239)
Adjusted earnings	5,991	0.05	918	0.01

(a) For the first quarter of 2023, start-up costs mainly related to the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, which were recorded in cost of goods sold ($5.8 million) and SG&A expenses ($0.6 million). For the first quarter of 2022, start-up costs mainly related to the hiring and training of new employees for the Midlothian facility, together with the integration of the Dream and West Life brands, which were recorded in cost of goods sold and SG&A expenses.

(b) Represents third-party costs associated with business development activities, including costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. For the first quarters of 2023 and 2022, these costs were recorded in SG&A expenses.

(c) Reflects the tax effect of the preceding adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment.

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude to compute adjusted earnings. However, adjusted earnings is not, and should not be viewed as, a substitute for earnings from continuing operations prepared under U.S. GAAP. Adjusted earnings is presented solely to allow investors to more fully understand how we assess our financial performance.

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

SUNOPTA INC.	22	April 1, 2023 Form 10-Q

	April 1, 2023	April 2, 2022
For the quarter ended	$	$
Earnings from continuing operations	1,377	1,002
Income tax expense (benefit)	(4,686)	187
Interest expense, net	5,812	2,530
Other expense, net	35	287
Total segment operating income	2,538	4,006
Depreciation and amortization	9,998	9,413
Stock-based compensation	3,892	1,629
Start-up costs(a)	6,425	440
Business development costs(b)	731	183
Adjusted EBITDA	23,584	15,671

(a) For the first quarter of 2023, start-up costs mainly related to the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, which were recorded in cost of goods sold ($5.8 million) and SG&A expenses ($0.6 million). For the first quarter of 2022, start-up costs mainly related to the hiring and training of new employees for the Midlothian facility, together with the integration of the Dream and West Life brands, which were recorded in cost of goods sold and SG&A expenses.

(b) For the first quarters of 2023 and 2022, business development costs were recorded in SG&A expenses.

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

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as revenues, gross profit, segment operating income (loss), net earnings, and adjusted earnings to measure our operating performance. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of a similarly titled measure reported by other companies.

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

Inclusive of the impact of the divestiture of our sunflower business in the fourth quarter of 2022, total revenues for the quarter ended April 1, 2023 decreased by 6.8% to $223.9 million from $240.2 million for the quarter ended April 2, 2022, reflecting a 4.5% revenue decline in the Plant-Based Foods and Beverages segment and a 9.7% revenue decline in the Fruit-Based Foods and Beverages segment. The change in revenues from the first quarter of 2022 to the first quarter of 2023 was due to the following:

SUNOPTA INC.	23	April 1, 2023 Form 10-Q

	Plant-Based		Fruit-Based
	Foods and Beverages		Foods and Beverages		Consolidated
	$	%	$	%	$	%
2022 revenues	135,511		104,662		240,173
Price	12,064	8.9%	1,339	1.3%	13,403	5.6%
Volume/Mix	(1,062)	-0.8%	(11,471)	-11.0%	(12,533)	-5.2%
Divestiture of sunflower business	(17,163)	-12.7%	-	-	(17,163)	-7.1%
2023 revenues	129,350	-4.5%	94,530	-9.7%	223,880	-6.8%

Note: percentages may not add due to rounding.

For the quarter ended April 1, 2023, the 4.5% decrease in revenues for the Plant-Based Foods and Beverages segment reflected a 12.7% revenue loss related to the divestiture of the sunflower business, together with an unfavorable volume/mix impact of 0.8%, partially offset by an 8.9% overall increase in pricing. The unfavorable volume/mix was mainly due to lower external sales of plant-based ingredients due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base (a $7.9 million decrease to revenues). On the other hand, we saw strong year-over-year growth in our plant-based beverage portfolio, mainly from oat milks and creamers, and coconut and soy milks, along with strong growth in teas, partially offset by lower volumes of everyday broths (a $6.8 million net increase to revenues). The increase in pricing mainly reflects the wrap-around benefit of pricing actions taken with customers in 2022 to offset inflationary cost increases.

For the quarter ended April 1, 2023, the 9.7% decrease in revenues for the Fruit-Based Foods and Beverages segment reflected an unfavorable volume/mix impact of 11.0%, partially offset by a 1.3% increase in pricing. The volume/mix impact reflected lower volumes of frozen fruit, as retail customers manage inventories in response to softer consumer demand and foodservice customers experiencing slower traffic in light of current economic conditions, together with the impact of one-time incremental volumes from a frozen fruit customer in the first quarter of 2022 that did not recur, partially offset by strong demand for fruit snacks and new business for our line of smoothie bowls. The increase in pricing mainly reflected pricing actions taken with customers in 2022 to offset commodity inflation incurred on fruit inventories and other inflationary cost increases.

Consolidated gross profit decreased $0.2 million, or 0.5%, to $28.2 million for the quarter ended April 1, 2023, compared with $28.4 million for the quarter ended April 2, 2022. Consolidated gross margin for the quarter ended April 1, 2023 was 12.6% compared to 11.8% for the quarter ended April 2, 2022, an increase of 80 basis points. Adjusted gross margin on a consolidated basis for the quarter ended April 1, 2023 was 15.2% compared to 12.0% for the quarter ended April 2, 2022, an increase of 320 basis points.

Gross profit for the Plant-Based Foods and Beverages segment decreased $0.1 million to $20.2 million for the quarter ended April 1, 2023, compared with $20.3 million for the quarter ended April 2, 2022, while gross margin increased 60 basis points to 15.6% in the first quarter of 2023 from 15.0% in the first quarter of 2022. In the first quarter of 2023, we incurred start-up costs of $5.8 million (4.4% gross margin impact) related to our new plant in Midlothian, Texas, compared with $0.4 million (0.3% gross margin impact) of start-up costs incurred in the first quarter of 2022. Excluding the impact of these costs, adjusted gross margin for the Plant-Based Food and Beverages segment was 20.0% in the first quarter of 2023, compared to 15.3% in the first quarter of 2022. The 470-basis point increase in adjusted gross margin reflected an approximately 170-basis point improvement following the divestiture of our lower-margin sunflower commodity business, together with the wrap-around benefit of pricing actions taken in 2022 to recover input cost inflation, and the positive gross margin impact of a mix shift in our plant-based ingredient operations, with increased internal use of oat base to support our beverage business and lower external sales.

Gross profit for the Fruit-Based Foods and Beverages segment was $8.0 million for each of the quarters ended April 1, 2023 and April 2, 2022, while gross margin increased to 8.5% in the first quarter of 2023 from 7.7% in the first quarter of 2022. The 80-basis point improvement in gross margin reflected the strong sales and production performance of our fruit snacks business, together with improved pricing and reduced inventory losses within our frozen fruit operations due to improved handling processes. These factors were partially offset by a higher mix of lower margin bulk fruit sales to right-size frozen fruit inventories and improve working capital efficiency, together with manufacturing inefficiencies and inventory losses related to smoothie bowl production.

For the quarter ended April 1, 2023, we realized total segment operating income of $2.5 million, compared with $4.0 million for the quarter ended April 2, 2022. The $1.5 million decrease in total segment operating income reflected a $3.2 million increase in SG&A expenses, together with slightly lower gross profit, as described above. The increase in SG&A expenses was mainly due to higher employee compensation costs, including variable stock-based compensation expense based on performance, and higher business development costs. These factors were partially offset by a favorable year-over-year foreign exchange impact related to our Mexican operations of $1.7 million.

SUNOPTA INC.	24	April 1, 2023 Form 10-Q

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Operating Segment Information."

Net interest expense increased by $3.3 million to $5.8 million for the quarter ended April 1, 2023, compared with $2.5 million for the quarter ended April 2, 2022, resulting from an increase in outstanding debt to finance capital expansion projects, together with the impact of higher interest rates. Interest expense capitalized as part of the construction cost of property, plant and equipment was $0.3 million and $0.1 million in the first quarters of 2023 and 2022, respectively.

We recognized an income tax benefit of $4.7 million on a pre-tax loss of $3.3 million for the quarter ended April 1, 2023, compared with an income tax provision of $0.2 million on pre-tax earnings of $1.2 million for the quarter ended April 2, 2022. Excluding the impact of non-deductible executive and stock-based compensation and the recognition of excess tax benefits related to the vesting of stock-based awards in the first quarter of 2023, our effective tax rate was approximately 25% in each of the first quarters of 2023 and 2022.

Earnings from continuing operations for the quarter ended April 1, 2023 were $1.4 million, compared with earnings of $1.0 million for the quarter ended April 2, 2022. Diluted earnings per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.01 for the quarter ended April 1, 2023, compared with a diluted earnings per share of $0.00 for the quarter ended April 2, 2022.

Earnings from discontinued operations of $3.6 million (diluted earnings per share of $0.03) for the quarter ended April 2, 2022, were related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of our global ingredients business, Tradin Organic.

We realized earnings attributable to common shareholders of $0.7 million (diluted earnings per share of $0.01) for the quarter ended April 1, 2023, compared with earnings attributable to common shareholders of $3.8 million (diluted earnings per share of $0.04) for the quarter ended April 2, 2022. Earnings attributable to common shareholders included dividends and accretion on preferred stock of $0.7 million and $0.8 million in the first quarters of 2023 and 2022, respectively.

For the quarter ended April 1, 2023, adjusted earnings were $6.0 million, or $0.05 earnings per diluted share, compared with adjusted earnings of $0.9 million, or $0.01 earnings per diluted share for the quarter ended April 2, 2022. Adjusted EBITDA increased $7.9 million, or 50.5%, for the quarter ended April 1, 2023 to $23.6 million, compared with $15.7 million for the quarter ended April 2, 2022. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (3) and (4) to the table above for a reconciliation of adjusted earnings and adjusted EBITDA from earnings from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Operating Segment Information

Plant-Based Foods and Beverages
For the quarter ended	April 1, 2023	April 2, 2022	Change	% Change

Revenues	$129,350	$135,511	$(6,161)	-4.5%
Gross profit	20,165	20,345	(180)	-0.9%
Gross margin	15.6%	15.0%		0.6%

Operating income	$8,277	$8,461	$(184)	-2.2%
Operating margin	6.4%	6.2%		0.2%

SUNOPTA INC.	25	April 1, 2023 Form 10-Q

Plant-Based Foods and Beverages contributed $129.4 million in revenues for the quarter ended April 1, 2023, compared to $135.5 million for the quarter ended April 2, 2022, a decrease of $6.1 million, or 4.5%. The table below explains the decrease in revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended April 2, 2022	$135,511
Impact of the divestiture of the sunflower business in the fourth quarter of 2022	(17,163)
Lower external sales of plant-based ingredients due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base	(7,695)
Wrap-around benefit of pricing actions taken in 2022 to offset inflationary cost increases, together with sales volume growth for oat milks and creamers, coconut and soy milks, and teas, partially offset by lower volumes of everyday broths	18,697
Revenues for the quarter ended April 1, 2023	$129,350

Gross profit in Plant-Based Foods and Beverages decreased by $0.1 million to $20.2 million for the quarter ended April 1, 2023, compared to $20.3 million for the quarter ended April 2, 2022. The table below explains the decrease in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended April 2, 2022	$20,345
Increase in start-up costs related to our new plant in Midlothian, Texas	(5,354)
Impact of the divestiture of the sunflower business	(239)
Higher volumes and pricing for plant-based beverages, together with increased internal use of oat base to support our beverage business, partially offset by higher input costs, increased inventory reserves, and incremental depreciation of new production equipment for capital expansion projects	5,413
Gross profit for the quarter ended April 1, 2023	$20,165

Operating income in Plant-Based Foods and Beverages decreased by $0.2 million to $8.3 million for the quarter ended April 1, 2023, compared to $8.5 million for the quarter ended April 2, 2022. The table below explains the decrease in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended April 2, 2022	$8,461
Increase in corporate cost allocation	(510)
Decrease in gross profit, as explained above	(180)
Lower employee compensation costs, partially offset by higher research and development and sales and marketing expenses	506
Operating income for the quarter ended April 1, 2023	$8,277

Despite the revenue headwind of lower external sales volumes of plant-based ingredients and the impact of the divestiture of the sunflower business in 2022, we anticipate year-over-year revenue growth for our Plant-Based Foods and Beverages operating segment for fiscal 2023, compared with fiscal 2022. Revenue growth is expected in the second half of 2023 with capacity gains across our aseptic network, including the commencement of commercial production on the 330-milliliter packaging line at our Midlothian, Texas, facility, together with the start-up of other capacity expansion projects at our other aseptic facilities. In addition, we expect the wrap-around benefit of pricing actions taken in 2022, and potential pricing actions in 2023 as needed, will effectively offset input cost inflation. We expect these pricing actions, together with improved plant utilization and the divestiture of the lower-margin sunflower commodity business, to drive year-over-year gross margin improvements in our plant-based operations in 2023, excluding the impact of start-up costs related to the Midlothian facility, as well as other capacity expansion projects expected to come online in 2023. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Various factors could adversely impact our ability to meet these forward-looking expectations, including the extent and duration of inflation headwinds; our ability to continue to pass through price increases to our customers to offset inflationary pressures; the impact of price inflation on consumer buying behavior and demand for plant-based beverages; our ability to successfully execute on our capital expansion projects, including the ramp-up of commercial production at our Midlothian facility, and the viability of those projects; and other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	26	April 1, 2023 Form 10-Q

Fruit-Based Foods and Beverages
For the quarter ended	April 1, 2023	April 2, 2022	Change	% Change

Revenues	$94,530	$104,662	$(10,132)	-9.7%
Gross profit	8,038	8,011	27	0.3%
Gross margin	8.5%	7.7%		0.8%

Operating income (loss)	$1,785	$784	$1,001	127.7%
Operating margin	1.9%	0.7%		1.2%

Fruit-Based Foods and Beverages contributed $94.5 million in revenues for the quarter ended April 1, 2023, compared to $104.7 million for the quarter ended April 2, 2022, a decrease of $10.2 million, or 9.7%. The table below explains the decrease in revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended April 2, 2022	$104,662
Lower sales volumes of frozen fruit to retail and foodservice customers, together with the impact of one-time incremental volumes from a frozen fruit customer in the first quarter of 2022 that did not recur, partially offset by increased bulk fruit sales	(14,582)
Higher sales volumes and pricing for fruit snacks and incremental volumes of smoothie bowls	4,450
Revenues for the quarter ended April 1, 2023	$94,530

Gross profit in Fruit-Based Foods and Beverages was $8.0 million for each of the quarters ended April 1, 2023 and April 2, 2022. The table below explains the slight increase in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended April 2, 2022	$8,011
Higher sales volumes and pricing for fruit snacks, together with increased production volumes and plant efficiencies in our fruit snack operations, partially offset by manufacturing inefficiencies and inventory losses related to the ramp-up of smoothie bowl production	251
Lower sales and production volumes of frozen fruit for retail and foodservice customers, together with a higher mix of lower margin bulk fruit sales, partially offset by improved pricing and reduced inventory losses due to excess spoilage during handling	(224)
Gross profit for the quarter ended April 1, 2023	$8,038

SUNOPTA INC.	27	April 1, 2023 Form 10-Q

Operating income in Fruit-Based Foods and Beverages increased by $1.0 million to $1.8 million for the quarter ended April 1, 2023, compared to $0.8 million for the quarter ended April 2, 2022. The table below explains the increase in operating income:

Fruit-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended April 2, 2022	$784
Favorable foreign exchange impact within our frozen fruit operations in Mexico, partially offset by higher SG&A expenses	1,628
Increase in gross profit, as explained above	27
Increase in corporate cost allocation	(654)
Operating income for the quarter ended April 1, 2023	$1,785

While we experienced a softening of demand for retail frozen fruit in the first quarter of 2023, we anticipate higher revenues and gross profit for our Fruit-Based Foods and Beverages operating segment for fiscal 2023, compared with fiscal 2022, driven by the expected completion of capacity expansion projects in our fruit snacks operations in the second half of 2023 to meet unfilled demand, together with overall stable frozen fruit volumes. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Various factors could adversely impact our ability to meet these forward-looking expectations, including the extent and duration of inflation headwinds, and the impact on consumer buying behavior and overall demand for our fruit-based products; our ability to successfully execute on our capital expansion projects, and the viability of those projects; our ability to successfully migrate our smoothie bowl production and achieve anticipated volume gains and cost savings; and other factors described above under "Forward-Looking Statements."

Corporate Services
For the quarter ended	April 1, 2023	April 2, 2022	Change	% Change

Operating loss	$(7,524)	$(5,239)	$(2,285)	-43.6%

Operating loss at Corporate Services increased by $2.3 million to $7.5 million for the quarter ended April 1, 2023, compared to a loss of $5.2 million for the quarter ended April 2, 2022. The table below explains the increase in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended April 2, 2022	$(5,239)
Higher variable stock-based compensation, based on improved performance	(2,263)
Higher employee compensation and business development costs	(1,186)
Increase in corporate cost allocations, mainly related to headcount and salary increases	1,164
Operating loss for the quarter ended April 1, 2023	$(7,524)

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

Liquidity and Capital Resources

From time to time, as part of our ongoing efforts to improve working capital efficiency, we utilize, at our sole discretion, supplier finance programs offered by some of our major customers that allow us to sell our receivables from the customers to such customers' financial institutions, on a non-recourse basis, in order to be paid earlier than our payment terms with the customer provide at a discount rate that leverages those customers' favorable credit ratings. Utilizing these programs reduces our accounts receivable balances, improves our cash flows, and reduces the cost of servicing these receivables with our revolving credit facility.

SUNOPTA INC.	28	April 1, 2023 Form 10-Q

In connection with our efforts to extend payment terms with our major suppliers to enhance cash flows, we facilitate our own voluntary supplier finance program through a third-party financial institution, by which a participating supplier may elect to sell an invoice to the financial institution in order to be paid earlier than the contractual payment terms provide (see note 4 to the unaudited consolidated financings statements included in this report.) Additionally, we are financing certain other purchases of goods and services through an extended payables facility, by which a third-party intermediary settles the supplier invoice on the contractual due date, and we pay the intermediary the face amount of the invoice, together with interest, at a later date (see note 5 to the unaudited consolidated financial statements included in this report.)

On December 31, 2020, we entered into a five-year credit agreement, as amended, for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity. As at April 1, 2023, we had outstanding borrowings under the revolving credit facility of $142.9 million (December 31, 2022 - $137.3 million), including a $17.5 million FILO term loan (December 31, 2022 - $20.0 million), and available borrowing capacity of approximately $41 million (January 1, 2022 - $50 million). Commencing in the first quarter of 2023, we are making amortization payments on the principal amount of the FILO term loan of $2.5 million each quarter, with the remaining amount payable at the maturity thereof on April 15, 2024.

The credit agreement also provided a five-year, up to $75 million delayed draw term loan, to be used for capital expenditures, which could be drawn upon up to March 31, 2023. As at March 31, 2023, we had utilized $57.0 million on the term loan facility to partially finance the purchase of equipment for our new plant-based beverage facility in Midlothian, Texas, as well as certain other equipment purchases. Commencing in March 2023, we are repaying the term loan facility in monthly installments of $0.7 million, with the remaining amount payable at the maturity thereof on December 31, 2025. As at April 1, 2023, the principal amount outstanding under the term loan facility was $56.4 million (December 31, 2022 - $43.7 million).

For the quarter ended April 1, 2023, the weighted-average interest rate on all outstanding borrowings under our asset-based credit facilities was 6.95% (April 2, 2022 - 2.42%), reflecting increases in short-term interest rates.

For more information on our asset-based credit facilities, see note 6 to the unaudited consolidated financial statements included in this report.

As at April 1, 2023, we had outstanding finance lease liabilities of $120.1 million (December 31, 2022 - $124.1 million), with a weighted-average implicit interest rate of 8.25% and a weighted-average remaining lease term of 3.5 years. Additions to finance leases in the first quarter of 2023 were related to the final buildout of our Midlothian, Texas, facility. For more information on our operating and finance lease obligations, including maturity dates, see note 3 to the unaudited consolidated financial statements included in this report.

As at April 1, 2023, our subsidiary, SunOpta Foods Inc. ("SunOpta Foods") had 15,000 shares of Series B-1 preferred stock issued and outstanding. The Series B-1 preferred stock currently has a liquidation preference of approximately $1,015 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share, which presently equates to approximately 6,089,333 common shares. Cumulative preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference, which equates to quarterly dividend distributions of approximately $0.3 million. At any time, the holders of the Series B-1 preferred stock may elect to exchange their shares of Series B-1 preferred stock into shares of our common stock. In addition, since April 24, 2023, SunOpta Foods may cause the holders of the Series B-1 Preferred Stock to exchange all of their shares of Series B-1 preferred stock into shares of our common stock if the volume-weighted average trading price of our common shares during the then preceding 20 trading day period is greater than 200% of the $2.50 exchange price per share.

For more information on the Series B-1 preferred stock, see note 7 to the unaudited consolidated financial statements included in this report.

We estimate cash expenditures of $35 million to $45 million on identified capital projects in fiscal 2023, including $25.8 million spent in the first quarter of 2023, mainly related to the completion of our Midlothian, Texas, facility. We funded our cash capital expenditures in the first quarter of 2023 using our term loan facility, together with cash advances under finance leases and our revolving credit facility. In addition, we estimate approximately $20 million of non-cash capital investments in 2023, consisting of capitalized finance lease right-of-use assets.

We believe that our operating cash flows, including the selective use of supplier finance programs and the extended payables facility to improve payment terms, together with our revolving credit facility, and access to lease financing, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the fiscal period end of our financial statements included in this report. However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us. In addition, we may explore the sale of selected operations or assets from time to time to improve our profitability, reduce our indebtedness, and/or improve our position to obtain additional financing.

SUNOPTA INC.	29	April 1, 2023 Form 10-Q

Cash Flows

Summarized cash flow information for the periods ended April 1, 2023 and April 2, 2022 is as follows:

	For the quarter ended
	April 1, 2023	April 2, 2022	Change
	$	$	$
Net cash flows provided by (used in):
Operating activities of continuing operations	3,867	15,543	(11,676)
Investing activities of continuing operations	(25,457)	(24,518)	(939)
Financing activities of continuing operations	21,821	9,243	12,578

Operating Activities

Cash provided by operating activities decreased $11.7 million from the first quarter of 2022 to the first quarter of 2023. The decrease in cash provided mainly reflected an unfavorable working capital change of $10.8 million, together with the impact in the first quarter of 2023 of start-up costs related to our Midlothian, Texas, facility, and higher cash interest expense on borrowings to finance capital expenditures.

Investing Activities of Continuing Operations

Cash used in investing activities increased $0.9 million from the first quarter of 2022 to the first quarter of 2023. Investing cash flows mainly reflected additions to property, plant and equipment, including the construction of our new plant-based beverage facility in Midlothian, Texas.

Financing Activities of Continuing Operations

Cash provided by financing activities of continuing operations increased $12.6 million from the first quarter of 2022 to the first quarter of 2023. The increase in cash provided mainly reflected an increased level of borrowings under our revolving credit facility and net proceeds from notes payable associated with the extended payables facility to fund changes in working capital in the first quarter of 2023, partially offset by a reduced level of borrowings of long-term debt, as capital projects are completed and repayments commence on the related term loan and lease financing.

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

SUNOPTA INC.	30	April 1, 2023 Form 10-Q

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of the Form 10-K. There have been no material changes to our exposures to market risks since December 31, 2022.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. As a result of the material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our disclosure controls and procedures were not effective as of April 1, 2023.

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting

The Company is in the process of improving its policies and procedures relating to the preparation and review of the consolidated income tax provision and recognition of deferred tax assets related to stock-based compensation. Management plans to enhance its internal controls by adding controls to ensure proper review and assessment of business activities impacting the provision and completeness and accuracy of data used in preparing the consolidated tax provision and deferred tax assets.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. As a result of the material weakness relating to the annual consolidated income tax provision and recognition of deferred tax assets, we believe the remediation will occur in the fourth quarter of fiscal 2023 and will strengthen our internal control over financial reporting and will prevent a reoccurrence of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than the actions taken under "Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting" discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended April 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	31	April 1, 2023 Form 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see note 12 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the previously reported risk factors as of the date of this quarterly report. Our previously reported risk factors should be carefully reviewed in connection with an evaluation of our Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

See note 7 to our financial statements under Item 1 of Part I above for a description of our March 3, 2023 issuance of 6,089,331 common shares in exchange for shares of Series B-1 Preferred Stock of SunOpta Foods Inc. The issuance was exempt from registration pursuant to Rule 506(b) promulgated under the Securities Act of 1933, as amended, because all the of the purchasers were accredited investors.

Item 6. Exhibits

The following exhibits are included as part of this report.

Exhibit	Description

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SUNOPTA INC.	32	April 1, 2023 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 10, 2023	/s/ Scott Huckins
Scott Huckins
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	33	April 1, 2023 Form 10-Q