Form 10-Q
period 2023-07-01
SunOpta Inc.
filed 2023-08-10
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The number of the registrant's common shares outstanding as of August 4, 2023 was 115,607,935.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended July 1, 2023

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; our expectations regarding the future profitability of our plant-based and fruit-based businesses, including anticipated results of operations, revenue trends, and gross margin profiles; the expected impact of the inflationary cost environment on our business, including raw material, packaging, labor, energy, fuel and transportation costs; the expected impact of pricing actions on sales volumes and gross margins; the expected impact of cost containment measures and productivity initiatives; our estimates for losses and related insurance recoveries associated with the recall of specific frozen fruit products in the second quarter of 2023; our expectations regarding customer demand, consumer preferences, competition, sales pricing, availability and pricing of raw material inputs, and timing and cost to complete capital expansion projects; our ability to successfully execute on our capital investment plans, and the viability of those plans; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of debt, working capital needs, planned capital expenditures; and our ability to obtain additional financing or issue additional debt or equity securities; our intentions related to the potential sale of selected businesses, operations, or assets; the outcome of litigation to which we may, from time to time, be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances. Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties, including those set forth under Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, under Item 1A. "Risk Factors" of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	3	July 1, 2023 Form 10-Q

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

SUNOPTA INC.	4	July 1, 2023 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.

Consolidated Statements of Operations
For the quarters and two quarters ended July 1, 2023 and July 2, 2022
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Two quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	$	$	$	$

Revenues (note 13)	207,809	243,531	431,689	483,704
Cost of goods sold	191,430	208,633	387,107	420,450

Gross profit	16,379	34,898	44,582	63,254
Selling, general and administrative expenses	19,573	24,304	45,003	46,514
Intangible asset amortization	2,446	2,612	4,892	5,224
Other expense (income), net	(227)	1,540	(192)	1,827
Foreign exchange gain	(2,377)	(127)	(4,588)	(599)

Earnings (loss) from continuing operations before the following	(3,036)	6,569	(533)	10,288
Interest expense, net	6,969	3,132	12,781	5,662

Earnings (loss) from continuing operations before income taxes	(10,005)	3,437	(13,314)	4,626
Income tax expense (note 9)	8,833	1,152	4,147	1,339

Earnings (loss) from continuing operations	(18,838)	2,285	(17,461)	3,287
Earnings (loss) from discontinued operations	-	(814)	-	2,752

Net earnings (loss)	(18,838)	1,471	(17,461)	6,039
Dividends and accretion on preferred stock (note 7)	(422)	(760)	(1,126)	(1,515)

Earnings (loss) attributable to common shareholders	(19,260)	711	(18,587)	4,524

Basic and diluted earnings (loss) per share (note 10)
Earnings (loss) from continuing operations	(0.17)	0.01	(0.16)	0.02
Earnings (loss) from discontinued operations	-	(0.01)	-	0.03
Earnings (loss) attributable to common shareholders(1)	(0.17)	0.01	(0.16)	0.04

Weighted-average common shares outstanding (000s) (note 10)
Basic	115,471	107,622	112,743	107,510
Diluted	115,471	108,667	112,743	108,495

(1) The sum of the individual per share amounts may not add due to rounding.

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	July 1, 2023 Form 10-Q

SunOpta Inc.

Consolidated Balance Sheets
As at July 1, 2023 and December 31, 2022
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	July 1, 2023	December 31, 2022
	$	$

ASSETS
Current assets
Cash and cash equivalents	981	679
Accounts receivable, net of allowance for credit losses of $474 and $584, respectively	72,776	74,903
Inventories (note 2)	220,752	207,047
Prepaid expenses and other current assets	15,734	15,688
Income taxes recoverable	4,133	4,040
Total current assets	314,376	302,357

Property, plant and equipment, net	342,679	322,391
Operating lease right-of-use assets (note 3)	90,454	82,564
Intangible assets, net	130,754	135,646
Goodwill	3,998	3,998
Deferred income taxes	-	3,712
Other assets	4,864	5,184
Total assets	887,125	855,852

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (note 4)	124,826	108,511
Notes payable (note 5)	19,727	-
Income taxes payable	180	957
Current portion of long-term debt (note 6)	45,394	38,491
Current portion of operating lease liabilities (note 3)	14,231	13,074
Total current liabilities	204,358	161,033

Long-term debt (note 6)	270,717	269,993
Operating lease liabilities (note 3)	85,427	77,557
Deferred income taxes	266	-
Total liabilities	560,768	508,583

Series B-1 preferred stock (note 7)	14,264	28,062

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 115,579,546 shares issued (December 31, 2022 - 107,909,792)	462,290	440,348
Additional paid-in capital	22,715	33,184
Accumulated deficit	(174,275)	(155,688)
Accumulated other comprehensive income	1,363	1,363
Total shareholders' equity	312,093	319,207
Total liabilities and shareholders' equity	887,125	855,852

Commitments and contingencies (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	July 1, 2023 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity
As at and for the quarters ended July 1, 2023 and July 2, 2022
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at April 1, 2023	115,380	461,132	21,874	(155,015)	1,363	329,354
Share issuance costs (note 7)	-	(36)	-	-	-	(36)
Employee stock purchase plan	25	149	-	-	-	149
Stock incentive plan	175	1,045	(907)	-	-	138
Withholding taxes on stock-based awards	-	-	(281)	-	-	(281)
Stock-based compensation	-	-	2,029	-	-	2,029
Net loss	-	-	-	(18,838)	-	(18,838)
Dividends on preferred stock	-	-	-	(304)	-	(304)
Accretion on preferred stock	-	-	-	(118)	-	(118)
Balance at July 1, 2023	115,580	462,290	22,715	(174,275)	1,363	312,093

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at April 2, 2022	107,579	437,451	24,042	(143,925)	1,363	318,931
Employee stock purchase plan	22	145	-	-	-	145
Stock incentive plan	86	1,072	(876)	-	-	196
Withholding taxes on stock-based awards	-	-	(882)	-	-	(882)
Stock-based compensation	-	-	3,970	-	-	3,970
Net earnings	-	-	-	1,471	-	1,471
Dividends on preferred stock	-	-	-	(609)	-	(609)
Accretion on preferred stock	-	-	-	(151)	-	(151)
Balance at July 2, 2022	107,687	438,668	26,254	(143,214)	1,363	323,071

SUNOPTA INC.	7	July 1, 2023 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity (continued)
As at and for the two quarters ended July 1, 2023 and July 2, 2022
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares				Additional paid-in capital		Accumulated deficit		Accumulated other comprehensive income		Total
	000s		$		$		$		$		$

Balance at December 31, 2022	107,910		440,348		33,184		(155,688)		1,363		319,207
Exchange of Series B-1 preferred stock, net of share issuance costs of $123 (note 7)	6,089		13,983		-		-		-		13,983
Employee stock purchase plan	50		309		-		-		-		309
Stock incentive plan	1,531		7,650		(7,383)		-		-		267
Withholding taxes on stock-based awards	-		-		(9,007)		-		-		(9,007)
Stock-based compensation	-		-		5,921		-		-		5,921
Net loss	-		-		-		(17,461)		-		(17,461)
Dividends on preferred stock	-		-		-		(818)		-		(818)
Accretion on preferred stock	-		-		-		(308)		-		(308)
Balance at July 1, 2023	115,580		462,290		22,715		(174,275)		1,363		312,093

	Common shares				Additional paid-in capital		Accumulated deficit		Accumulated other comprehensive income		Total
	000s	$		$		$		$		$

Balance at January 1, 2022	107,360		436,463		23,240		(147,738)		1,363		313,328
Employee stock purchase plan	53		279		-		-		-		279
Stock incentive plan	274		1,926		(1,614)		-		-		312
Withholding taxes on stock-based awards	-		-		(971)		-		-		(971)
Stock-based compensation	-		-		5,599		-		-		5,599
Net earnings	-		-		-		6,039		-		6,039
Dividends on preferred stock	-		-		-		(1,218)		-		(1,218)
Accretion on preferred stock	-		-		-		(297)		-		(297)
Balance at July 2, 2022	107,687		438,668		26,254		(143,214)		1,363		323,071

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	July 1, 2023 Form 10-Q

SunOpta Inc.

Consolidated Statements of Cash Flows
For the quarters and two quarters ended July 1, 2023 and July 2, 2022
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarter ended		Two quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	$	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings (loss)	(18,838)	1,471	(17,461)	6,039
Earnings (loss) from discontinued operations	-	(814)	-	2,752
Earnings (loss) from continuing operations	(18,838)	2,285	(17,461)	3,287
Items not affecting cash:
Depreciation and amortization	10,787	9,372	20,785	18,785
Amortization of debt issuance costs	388	396	795	771
Deferred income taxes	8,828	2,341	3,978	2,163
Stock-based compensation	2,029	3,970	5,921	5,599
Other	(97)	1,634	506	1,745
Changes in operating assets and liabilities (note 11)	12,781	(22,452)	5,221	(19,261)
Net cash provided by (used in) operating activities of continuing operations	15,878	(2,454)	19,745	13,089

Investing activities
Additions to property, plant and equipment	(8,057)	(37,038)	(33,899)	(62,760)
Proceeds from sale of sunflower business (note 11)	-	-	385	-
Proceeds from sale of property, plant and equipment	-	2,978	-	4,182
Net cash used in investing activities of continuing operations	(8,057)	(34,060)	(33,514)	(58,578)
Net cash used in investing activities of discontinued operations	-	(6,324)	-	(6,324)
Net cash used in investing activities of continuing operations	(8,057)	(40,384)	(33,514)	(64,902)

Financing activities
Increase (decrease) in borrowings under revolving credit facilities (note 6)	(3,112)	31,067	5,700	20,762
Borrowings of long-term debt (notes 3 and 6)	640	18,206	19,333	41,103
Repayment of long-term debt (note 3)	(10,964)	(5,174)	(21,012)	(7,569)
Proceeds from notes payable (note 5)	24,433	-	35,095	-
Repayment of notes payable (note 5)	(9,935)	-	(15,368)	-
Proceeds from the exercise of stock options and employee share purchases	287	341	576	591
Payment of withholding taxes on stock-based awards	(8,758)	(882)	(9,007)	(971)
Payment of cash dividends on preferred stock (note 7)	(305)	(609)	(1,123)	(1,218)
Payment of share issuance costs	(36)	-	(123)	-
Payment of debt issuance costs	-	(53)	-	(559)
Net cash provided by (used in) financing activities of continuing operations	(7,750)	42,896	14,071	52,139

Increase in cash and cash equivalents in the period	71	58	302	326
Cash and cash equivalent, beginning of the period	910	495	679	227
Cash and cash equivalents, end of the period	981	553	981	553

Non-cash investing and financing activities (notes 3 and 11)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	July 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements
For the quarters and two quarters ended July 1, 2023 and July 2, 2022
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended July 1, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 30, 2023 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 31, 2022. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K").

As described in notes 1 and 23 to the consolidated financial statements included in the 2022 Form 10-K, certain amounts previously reported for the quarter and two quarters ended July 2, 2022 have been revised.

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

2. Inventories

	July 1, 2023	December 31, 2022
	$	$
Raw materials and work-in-process	141,097	124,168
Finished goods	89,193	90,381
Inventory reserves(1)	(9,538)	(7,502)
	220,752	207,047

(1) As at July 1, 2023, inventory reserves included $3.0 million for unsaleable inventory associated with the recall of specific frozen fruit products in the second quarter of 2023 (see note 12).

3. Leases

The Company leases certain manufacturing plants, warehouses, offices, machinery and equipment, and vehicles. At the lease commencement date, the Company classifies a lease as a finance lease if it has the right to obtain substantially all of the economic benefits from the right-of-use assets, otherwise the lease is classified as an operating lease.

SUNOPTA INC.	10	July 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 1, 2023 and July 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following tables present supplemental information related to leases:

	Quarter ended		Two quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	$	$	$	$
Lease Costs
Operating lease cost	3,960	3,093	7,370	6,304
Finance lease cost:
Depreciation of right-of-use assets	4,589	2,677	8,349	4,565
Interest on lease liabilities	2,581	1,052	5,002	1,825
Net lease cost	11,130	6,822	20,721	12,694

	July 1, 2023	December 31, 2022
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	90,454	82,564

Current portion of operating lease liabilities	14,231	13,074
Operating lease liabilities	85,427	77,557
Total operating lease liabilities	99,658	90,631

Finance leases:
Property, plant and equipment, gross	166,964	157,801
Accumulated depreciation	(28,843)	(20,494)
Property, plant and equipment, net	138,121	137,307
Current portion of long-term debt	37,246	33,283
Long-term debt	77,543	90,796
Total finance lease liabilities	114,789	124,079

	Quarter ended		Two quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	$	$	$	$
Cash Flow Information
Cash paid (received) for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	3,528	2,963	6,933	6,045
Operating cash flows from finance leases	2,581	1,052	5,002	1,825
Financing cash flows from finance leases:
Cash paid under finance leases(1)	8,927	5,175	18,296	7,569
Cash received under finance leases(2)	(639)	(14,554)	(6,046)	(33,277)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	11,436	317	11,662	716
Finance leases	2,962	2,746	2,962	17,426

Right-of-use assets and liabilities reduced through lease terminations or modifications:
Operating leases	-	-	-	(1,949)

SUNOPTA INC.	11	July 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 1, 2023 and July 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(1) Represents repayments under finance leases recorded as a reduction of the lease liability and reported in repayment of long-term debt on the consolidated statements of cash flows.

(2) Represents cash advances received by the Company under finance leases for the construction of right-of-use assets controlled by the Company, which related to the buildout of the Company's new plant-based beverage facility in Midlothian, Texas, in the first two quarters of 2023 and 2022, as well as the buildout of the Company's executive office and innovation center located in Eden Prairie, Minnesota, in the first two quarters of 2022. Cash received under finance leases is reported in borrowings of long-term debt on the consolidated statements of cash flows.

	July 1, 2023	December 31, 2022
Other Information
Weighted-average remaining lease term (years):
Operating leases	12.3	12.8
Finance leases	3.2	3.5

Weighted-average discount rate:
Operating leases	8.6%	8.7%
Finance leases	8.1%	8.2%

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
Remainder of 2023	7,439	18,786
2024	14,021	44,492
2025	13,277	38,492
2026	12,392	25,577
2027	11,383	4,301
Thereafter	162,267	236
Total lease payments	220,779	131,884
Less: imputed interest	(121,121)	(17,095)
Total lease liabilities	99,658	114,789

4. Accounts Payable

The Company is party to a supplier finance program with a third-party financial institution, which is offered to certain of the Company's major suppliers. Under this arrangement, the Company agrees with a supplier on the contractual payment terms for the goods the Company procures regardless of whether the supplier elects to participate in the program. If a supplier does participate in the program, the supplier determines, at its own discretion, which invoices, if any, it wants to sell to the financial institution in order to be paid earlier than the contractual payment terms provide. A supplier's voluntary inclusion of an invoice in the program has no bearing on the Company's payment terms, which remain the original due date of the supplier invoice, or the amounts it pays the financial institution, and the Company has no economic interest in a supplier's decision to participate in the program. In addition, the Company has not pledged any assets to the financial institution as it relates to the program. Amounts due to suppliers that elected to participate in the program are included in accounts payable and accrued liabilities on the Company's consolidated balance sheets. As at July 1, 2023, the Company had outstanding payment obligations to these suppliers of $7.8 million confirmed under the program. Payments of obligations associated with the program are reported as operating cash flows on the Company's consolidated statements of cash flows.

5. Notes Payable

Commencing in the first quarter of 2023, the Company is financing certain purchases of trade goods and services through third-party extended payables facilities. Under these facilities, third-party intermediaries advance the amount of the scheduled payment to the supplier based on the invoice due date and issue a short-term note payable to the Company for the face amount of the supplier invoice. Interest accrues on the note payable from the contractual payment date of the supplier invoice to the extended due date of the note payable, as specified by the negotiated terms of each facility. The Company does not maintain any form of security with the third-party intermediaries. As at July 1, 2023, the Company had outstanding principal payment obligations to the third-party intermediaries of $19.7 million in the aggregate, which is recorded as notes payable on the Company's consolidated balance sheet. Proceeds from, and repayments of the notes payable associated with, these facilities are reported as financing cash flows on the Company's consolidated statements of cash flows.
SUNOPTA INC.	12	July 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 1, 2023 and July 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

6. Long-Term Debt

	July 1, 2023	December 31, 2022
	$	$
Asset-based credit facilities:
Revolving credit facilities	138,504	137,253
Term loan facility	54,319	43,748
Total asset-based credit facilities	192,823	181,001
Finance lease liabilities (see note 3)	114,789	124,079
Other	8,499	3,404
Total debt	316,111	308,484
Less: current portion	45,394	38,491
Total long-term debt	270,717	269,993

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

Borrowings under the Asset-Based Credit Facilities bear interest based on various reference rates, including the Secured Overnight Financing Rate, plus applicable margins, which are set quarterly based on average borrowing availability for the preceding fiscal quarter. For the two quarters ended July 1, 2023, the weighted-average interest rate on all outstanding borrowings under the Asset-Based Credit Facilities was 7.17% (July 2, 2022 - 2.99%).

As at July 1, 2023, the Company was in compliance with all covenants of the Credit Agreement.
SUNOPTA INC.	13	July 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 1, 2023 and July 2, 2022

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

In connection with the exchange of the Series B-1 Preferred Stock, the Company redeemed all Special Shares, Series 2, par value $0.00001 per share, of the Company that were held by Engaged. The Special Shares, Series 2 serve as a mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock and entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holder of the Common Shares, voting together as a single class, subject to certain exemptions.

As at July 1, 2023, SunOpta Foods had 15,000 shares of Series B-1 Preferred Stock issued and outstanding to Oaktree. At any time, Oaktree may exchange the Series B-1 Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the liquidation preference divided by the exchange price of $2.50. On or after April 24, 2023, SunOpta Foods may cause Oaktree to exchange all of their shares of Series B-1 Preferred Stock if the volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the exchange price then in effect. In addition, at any time on or after April 24, 2025, SunOpta Foods may redeem all of the Series B-1 Preferred Stock for an amount per share equal to the value of the liquidation preference at such time, plus accrued and unpaid dividends.

On May 19, 2023, the Company issued 2,932,453 Special Shares, Series 2, to Oaktree. As a result of a permanent voting cap, the number of Special Shares, Series 2 issued to Oaktree at any time, when taken together with any other voting securities Oaktree then controls, cannot exceed 19.99% of the votes eligible to be cast by all security holders of the Company.

In the first quarter of 2023, the Company paid cash dividends on the Series B-1 Preferred Stock of $0.6 million in the aggregate to Oaktree and Engaged related to the fourth quarter of 2022, together with a cash dividend $0.2 million paid to Engaged for the period from January 1, 2023 to March 3, 2023. In the second quarter of 2023, the Company paid a quarterly cash dividend of $0.3 million to Oaktree on the Series B-1 Preferred Stock, and, as at July 1, 2023, the Company accrued unpaid dividends to Oaktree of $0.3 million for the second quarter of 2023, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. The carrying value of the Series B-1 Preferred Stock, net of unamortized issuance costs, is being accreted to the redemption value through charges to accumulated deficit, which amounted to $0.3 million for the two quarters ended July 1, 2023 (July 2, 2022 - $0.3 million).
SUNOPTA INC.	14	July 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 1, 2023 and July 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

8. Stock-Based Compensation

During the second quarter of 2023, the Company granted 1,107,650 performance share units ("PSUs") to selected employees under the Company's 2023 Short-Term Incentive Plan ("STIP"), which vest subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2023 and subject to the employee's continued employment with the Company through April 1, 2024 (the requisite service period) (the "EBITDA PSUs"). The grant-date fair value of each EBITDA PSU was estimated to be $6.99 based on the closing price of the Common Shares on the date of grant. As at July 1, 2023, the remaining compensation cost related to these EBITDA PSUs not yet recognized as an expense was determined to be $7.4 million, which will be amortized over the remaining requisite service period.

During the first quarter of 2023, the Company issued 1,242,659 Common Shares, net of 1,057,041 Common Shares withheld for taxes, in connection with the vesting of 2,299,700 EBITDA PSUs previously granted to selected employees. The total intrinsic value of these vested EBITDA PSUs was $18.0 million.

The following table summarizes all EBITDA PSU activity for the two quarters ended July 1, 2023:

		Weighted-
		average grant-
	EBITDA PSUs	date fair value
Non-vested, beginning of period	2,355,431	$4.80
Granted	1,109,309	6.99
Vested	(2,299,700)	4.78
Cancelled	(60,157)	5.59
Non-vested, end of period	1,104,883	$6.99

Subsequent to the second quarter of 2023, on July 10, 2023, the Company granted 186,906 restricted stock units ("RSUs"), 384,330 PSUs and 498,299 stock options to selected employees under the Company's 2023 Long-Term Incentive Plan ("LTIP"). The RSUs vest in three equal annual installments beginning on July 10, 2024, and each vested RSU entitles the employee to receive one Common Share without payment of additional consideration. The vesting of the PSUs is dependent on the Company's total shareholder return ("TSR") performance relative to food and beverage companies in a designated index during the three-year period commencing January 1, 2023 and continuing through December 31, 2025, and subject to the employee's continued employment with the Company through April 15, 2026. The TSR for the Company and each of the companies in the designated index will be calculated using a 20-trading day average closing price as of December 31, 2025. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested PSU entitles the employee to receive one Common Share without payment of additional consideration. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Each vested stock option entitles the employee to purchase one Common Share at an exercise price of $6.35, which was the closing price of the Common Shares on July 10, 2023.

9. Income Taxes

The effective tax rates recognized for the quarter and two quarters ended July 1, 2023 were (88.3)% (July 2, 2022 - 33.5%) and (31.1)% (July 2, 2022 - 28.9%), respectively. The change in the effective tax rates for the quarter and two quarters ended July 1, 2023, compared with the corresponding periods of 2022, was primarily due to the recognition of a full valuation allowance against U.S. deferred tax assets in the second quarter of 2023, based on the Company's assessment that the related tax benefits were no longer more likely than not to be realized in the future.
SUNOPTA INC.	15	July 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 1, 2023 and July 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

10. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended		Two quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(18,838)	$2,285	$(17,461)	$3,287
Less: dividends and accretion on preferred stock	(422)	(760)	(1,126)	(1,515)
Earnings (loss) from continuing operations attributable to common shareholders	(19,260)	1,525	(18,587)	1,772
Earnings (loss) from discontinued operations	-	(814)	-	2,752
Earnings (loss) attributable to common shareholders	$(19,260)	$711	$(18,587)	$4,524

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	115,471	107,622	112,743	107,510

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.17)	$0.01	$(0.16)	$0.02
Earnings (loss) from discontinued operations	-	(0.01)	-	0.03
Earnings (loss) attributable to common shareholders(1)	$(0.17)	$0.01	$(0.16)	$0.04

Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(18,838)	$2,285	$(17,461)	$3,287
Less: dividends and accretion on preferred stock	(422)	(760)	(1,126)	(1,515)
Earnings (loss) from continuing operations attributable to common shareholders	(19,260)	1,525	(18,587)	1,772
Earnings (loss) from discontinued operations	-	(814)	-	2,752
Earnings (loss) attributable to common shareholders	$(19,260)	$711	$(18,587)	$4,524

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	115,471	107,622	112,743	107,510
Dilutive effect of the following:
Stock options, restricted stock units and performance share units(2)	-	1,045	-	985
Series B-1 Preferred Stock(3)	-	-	-	-
Diluted weighted-average number of shares outstanding	115,471	108,667	112,743	108,495

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.17)	$0.01	$(0.16)	$0.02
Earnings (loss) from discontinued operations	-	(0.01)	-	0.03
Earnings (loss) attributable to common shareholders(1)	$(0.17)	$0.01	$(0.16)	$0.04

(1) The sum of the individual per share amounts may not add due to rounding.

(2) For the quarter and two quarters ended July 1, 2023, 1,024,173 and 1,974,484 potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. For the quarter and two quarters ended July 1, 2023, stock options and RSUs to purchase or receive 2,204,546 (July 2, 2022 - 2,544,112) and 2,192,755 (July 2, 2022 - 2,551,746) potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

SUNOPTA INC.	16	July 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 1, 2023 and July 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(3) For the quarter and two quarters ended July 1, 2023 and July 2, 2022, it was more dilutive to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the 6,089,333 and 12,178,667 Common Shares issuable on an if-converted basis as at July 1, 2023 and July 2, 2022, respectively.

11. Supplemental Cash Flow Information

	Quarter ended		Two quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	$	$	$	$
Changes in Operating Assets and Liabilities
Accounts receivable	13,348	14,416	1,742	(1,019)
Inventories	(20,195)	(43,924)	(13,705)	(42,121)
Accounts payable and accrued liabilities	19,887	13,571	17,300	27,386
Other operating assets and liabilities	(259)	(6,515)	(116)	(3,507)
	12,781	(22,452)	5,221	(19,261)

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable and accrued liabilities	472	337	(680)	(5,439)
Change in accrued withholding taxes on stock-based awards included in accounts payable and accrued liabilities	(8,477)	-	-	-
Change in accrued dividends on preferred stock included in accounts payable and accrued liabilities	-	-	(305)	-
Change in proceeds receivable from sale of sunflower business(1)	-	-	385	-
Change in accounts payable and accrued liabilities related to discontinued operations	-	(6,324)	-	-

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

SUNOPTA INC.	17	July 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 1, 2023 and July 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Product Recall

On June 21, 2023, the Company announced its subsidiary, Sunrise Growers Inc., had issued a voluntary recall of specific frozen fruit products linked to pineapple provided by a third-party supplier due to possible contamination by Listeria monocytogenes. For the quarter ended July 1, 2023, the Company recognized a reduction to revenues of $0.2 million for customer returns of the recalled products and a $3.0 million reserve for inventory on-hand, which was charged to cost of goods sold. The Company is seeking to recover a portion of the recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. For the quarter ended July 1, 2023, the Company recognized estimated insurance recoveries of $0.7 million, net of deductibles, in other income, with the corresponding amount included in accounts receivable on the consolidated balance sheet as at July 1, 2023.

The Company expects to incur additional costs related to the recall during the second half of 2023, including product warehousing, transportation and destruction costs, as well as administrative costs. In addition, the Company may be subject to additional claims for damages from customers and end-consumers related to the recall. The Company expects that these additional costs and potential claims will be generally covered under its insurance policies; however, as of the date of this filing, the Company cannot be certain of its ability to recover recall-related costs through its insurance coverage or the extent of any such recovery.

The Company is currently unable to assess the impact that this recall may have on its future sales of frozen fruit products or on its relationships with its frozen fruit customers, which may have an adverse impact on the fair values of the property, plant and equipment and finite-lived customer relationship intangible assets associated with the frozen fruit business, which had carrying values of $29.6 million and $108.0 million, respectively, as at July 1, 2023. However, based on an assessment of the information available up to the filing date of this report, the Company determined that the carrying values of these long-lived assets were recoverable as at July 1, 2023, and, therefore, testing for impairment was not required.

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

SUNOPTA INC.	18	July 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 1, 2023 and July 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Revenues and Operating Income (Loss)

Operating segment results for the quarters and two quarters ended July 1, 2023 and July 2, 2022 were as follows:

	Quarter ended		Two quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	$	$	$	$
Revenues from external customers
Plant-Based Foods and Beverages	114,492	145,912	243,842	281,423
Fruit-Based Foods and Beverages	93,317	97,619	187,847	202,281
Total revenues from external customers	207,809	243,531	431,689	483,704

Segment operating income (loss)
Plant-Based Foods and Beverages	1,903	12,196	10,180	20,657
Fruit-Based Foods and Beverages	(4,278)	3,211	(2,493)	3,995
Corporate Services	(888)	(7,298)	(8,412)	(12,537)
Total segment operating income (loss)	(3,263)	8,109	(725)	12,115

Other income (expense), net	227	(1,540)	192	(1,827)
Interest expense, net	(6,969)	(3,132)	(12,781)	(5,662)
Earnings (loss) from continuing operations before income taxes	(10,005)	3,437	(13,314)	4,626

Disaggregation of Revenue

The following table presents a disaggregation of revenues by operating segment based on categories used by the Company to evaluate sales performance:

	Quarter ended		Two quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	$	$	$	$
Plant-Based Foods and Beverages
Beverages and broths	112,949	114,898	240,268	223,520
Plant-based ingredients	1,543	9,712	3,574	19,438
Sunflower and roasted snacks(1)	-	21,302	-	38,465
Total Plant-Based Foods and Beverages	114,492	145,912	243,842	281,423

Fruit-Based Foods and Beverages
Frozen fruit and fruit-based ingredients	66,646	74,164	135,557	157,657
Fruit snacks and smoothie bowls	26,671	23,455	52,290	44,624
Total Fruit-Based Foods and Beverages	93,317	97,619	187,847	202,281

Total revenues	207,809	243,531	431,689	483,704

(1) Reflects revenues of the Company's former sunflower business and related roasted snacks operations, which were sold on October 11, 2022.
SUNOPTA INC.	19	July 1, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended July 1, 2023 and July 2, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Segment Assets

Total assets by operating segment as at July 1, 2023 and December 31, 2022 were as follows:

	July 1, 2023	December 31, 2022
	$	$
Plant-Based Foods and Beverages	402,183	384,507
Fruit-Based Foods and Beverages	359,553	347,678
Corporate Services	125,389	123,667
Total assets	887,125	855,852

Segment Depreciation and Amortization

Depreciation and amortization by operating segment for the quarters and two quarters ended July 1, 2023 and July 2, 2022 was as follows:

	Quarter ended		Two quarters ended
	July 1, 2023	July 2, 2022	July 1, 2023	July 2, 2022
	$	$	$	$
Plant-Based Foods and Beverages	6,326	4,572	11,766	9,006
Fruit-Based Foods and Beverages	3,274	3,380	6,490	7,061
Corporate Services	1,187	1,420	2,529	2,718
Total depreciation and amortization	10,787	9,372	20,785	18,785

SUNOPTA INC.	20	July 1, 2023 Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended July 1, 2023 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 10, 2023.

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

SUNOPTA INC.	21	July 1, 2023 Form 10-Q

Global Economic Conditions and Inflationary Cost Environment

Our businesses continue to be exposed to the effects of the current global macroeconomic environment, including elevated inflation, higher interest rates, and shifts in consumer demand.

  Inflation - Inflation in the first two quarters of 2023 declined from the highs in 2022 but remained elevated. We expect this inflationary environment to continue throughout the remainder of 2023. We believe that we will be able to continue to mitigate the impact of inflationary costs increases for raw materials, packaging, labor, energy, fuel, and transportation through pricing actions we have taken with our customers to date and further pricing actions that we may implement as needed. However, the effect of our customers passing on higher prices to the end consumers has impacted and may continue to impact the level of consumption of our products.
  Interest Rates - Loans under our credit agreement bear interest at a variable rate, and the interest rate on our outstanding indebtedness has increased as market interest rates have risen, starting in the second half of 2022. These higher interest rates, together with a higher outstanding debt balance related to capital investments, have led to an increase in our interest expense in the first two quarters of 2023, which we expect will continue.
  Consumer Demand - Current economic conditions have reduced household savings and resulted in changes in consumer spending patterns, with a shift to lower-cost retailers and product alternatives, together with a streamlining of purchases. As a result, some of the categories we serve have experienced a softening of demand, which has negatively impacted on our sales volumes and mix in the first two quarters of 2023. These consumption trends may continue to have an impact on our business.

Frozen Fruit Product Recall

On June 21, 2023, we announced that our subsidiary, Sunrise Growers Inc., had issued a voluntary recall of specific frozen fruit products linked to pineapple provided by a third-party supplier due to possible contamination by Listeria monocytogenes. In July 2023, we began restocking each of the affected retail customers and these efforts will continue as replacement product is produced with fruit sourced from new suppliers.

For the quarter ended July 1, 2023, we recognized net expenses of $2.5 million related to this recall, equal to the self-insured retention amount under our insurance policies, which included a reduction to revenues of $0.2 million for customer returns and a $3.0 million charge to cost of goods sold for unsaleable inventory, partially offset by estimated insurance recoveries of $0.7 million, recorded in other income. We expect to incur additional recall-related costs during the second half of 2023, which we expect will be generally covered under our insurance policies.

For more information regarding the frozen fruit product recall, see note 12 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	22	July 1, 2023 Form 10-Q

Consolidated Results of Operations for the Quarters Ended July 1, 2023 and July 2, 2022

	July 1, 2023	July 2, 2022	Change	Change
For the quarter ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	114,492	145,912	(31,420)	-21.5%
Fruit-Based Foods and Beverages	93,317	97,619	(4,302)	-4.4%
Total revenues	207,809	243,531	(35,722)	-14.7%

Gross Profit
Plant-Based Foods and Beverages	14,405	23,940	(9,535)	-39.8%
Fruit-Based Foods and Beverages	1,974	10,958	(8,984)	-82.0%
Total gross profit	16,379	34,898	(18,519)	-53.1%

Gross Margin(1)
Plant-Based Foods and Beverages	12.6%	16.4%		-3.8%
Fruit-Based Foods and Beverages	2.1%	11.2%		-9.1%
Total gross margin	7.9%	14.3%		-6.4%

Segment operating income (loss)(2)
Plant-Based Foods and Beverages	1,903	12,196	(10,293)	-84.4%
Fruit-Based Foods and Beverages	(4,278)	3,211	(7,489)	*
Corporate Services	(888)	(7,298)	6,410	87.8%
Total segment operating income (loss)	(3,263)	8,109	(11,372)	*

Other expense (income), net	(227)	1,540	(1,767)	*
Earnings (loss) from continuing operations before the following	(3,036)	6,569	(9,605)	*
Interest expense, net	6,969	3,132	3,837	122.5%
Income tax expense	8,833	1,152	7,681	666.8%
Earnings (loss) from continuing operations	(18,838)	2,285	(21,123)	*
Loss from discontinued operations	-	(814)	814	100.0%
Net earnings (loss)(3),(4)	(18,838)	1,471	(20,309)	*
Dividends and accretion on preferred stock	(422)	(760)	338	44.5%
Earnings (loss) attributable to common shareholders(5)	(19,260)	711	(19,971)	*

* Percentage not meaningful due to figures being positive and negative.

(1) Gross margin is a measure of gross profit (equal to revenues less cost of goods sold) as a percentage of revenues. We use a measure of gross margin that excludes non-capitalizable start-up costs included in cost of goods sold that are incurred in connection with capital expansion projects. Start-up costs have had, and are expected to continue to have, a significant impact on the comparability of reported gross margins, which may obscure trends in our margin performance. Additionally, in the second quarter of 2023, we recorded an inventory reserve in cost of goods sold for unsaleable product related to the frozen fruit product recall, which we have excluded from our measure of adjusted gross margin due to the size and specific nature of this reserve.

We use the measure of adjusted gross margin to evaluate the underlying profitability of our revenue-generating activities within each reporting period. We believe that disclosing this non-GAAP measure provides investors with a meaningful, consistent comparison of our profitability measure for the periods presented. However, the non-GAAP measure of adjusted gross margin should not be considered in isolation or as a substitute for gross margin calculated based on gross profit determined in accordance with U.S. GAAP. The following table presents a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP.

SUNOPTA INC.	23	July 1, 2023 Form 10-Q

	July 1, 2023			July 2, 2022
	Plant-Based	Fruit-Based		Plant-Based	Fruit-Based
	Foods and	Foods and		Foods and	Foods and
For the quarter ended	Beverages	Beverages	Consolidated	Beverages	Beverages	Consolidated
Reported gross margin	12.6%	2.1%	7.9%	16.4%	11.2%	14.3%
Start-up costs(a)	4.9%	0.2%	2.8%	0.2%	-	0.1%
Product recall costs(b)	-	3.2%	1.5%	-	-	0.0%
Adjusted gross margin	17.5%	5.6%	12.1%	16.6%	11.2%	14.4%

Note: percentages may not add due to rounding.

(a) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For the second quarter of 2023, start-up costs included in cost of goods sold related to the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, and the start-up of a new high-speed packaging line at our fruit snacks facility in Omak, Washington. For the second quarter of 2022, start-up costs included in cost of goods sold related to the hiring and training of new employees for the Midlothian facility.

(b) Represents the reserve for unsaleable inventory associated with the frozen fruit product recall in the second quarter of 2023.

(2) When assessing the financial performance of our operating segments, we use an internal measure of operating income/loss that excludes other income/expense items determined in accordance with U.S. GAAP. This measure is the basis on which management, including the CEO, assesses the underlying performance of our operating segments. We believe that disclosing this non-GAAP measure assists investors in comparing financial performance across reporting periods on a consistent basis by excluding items that are not indicative of our operating performance. However, the non-GAAP measure of operating income/loss should not be considered in isolation or as a substitute for performance measures calculated in accordance with U.S. GAAP. The following table presents a reconciliation of segment operating income (loss) to "earnings (loss) from continuing operations before the following" on the consolidated statements of operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the quarter ended	$	$	$	$
July 1, 2023
Segment operating income (loss)	1,903	(4,278)	(888)	(3,263)
Other income (expense), net	113	(73)	187	227
Earnings (loss) from continuing operations before the following	2,016	(4,351)	(701)	(3,036)

July 2, 2022
Segment operating income (loss)	12,196	3,211	(7,298)	8,109
Other expense, net	(203)	(1,145)	(192)	(1,540)
Earnings (loss) from continuing operations before the following	11,993	2,066	(7,490)	6,569

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

(3) When assessing our financial performance, we use an internal measure of adjusted earnings/loss that excludes specific items recognized in other income or expense, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings (loss) from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	24	July 1, 2023 Form 10-Q

	July 1, 2023		July 2, 2022
		Per Share		Per Share
For the quarter ended	$	$	$	$
Earnings (loss) from continuing operations	(18,838)		2,285
Dividends and accretion on preferred stock	(422)		(760)
Earnings (loss) from continuing operations attributable to common shareholders shareholders	(19,260)	(0.17)	1,525	0.01
Adjusted for:
Start-up costs(a)	6,697		281
Product recall costs, net of insurance recoveries(b)	2,500		-
Business development costs(c)	731		616
Facility closure costs(d)	-		1,287
Other(e)	443		253
Net income tax on adjusting items(f)	1,873		(640)
Change in valuation allowance for deferred tax assets(g)	3,978		-
Adjusted earnings (loss)	(3,038)	(0.03)	3,322	0.03

(a) For the second quarter of 2023, start-up costs included the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, the start-up of a new high-speed packaging line at our fruit snacks facility in Omak, Washington, and professional fees related to productivity initiatives within our plant-based beverage operations, which were recorded in cost of goods sold ($5.8 million) and SG&A expenses ($0.9 million). For the second quarter of 2022, start-up costs included the hiring and training of new employees for the Midlothian facility, which were recorded in cost of goods sold ($0.2 million) and SG&A expenses ($0.1 million).

(b) Reflects estimated costs related to the frozen fruit product recall in the second quarter of 2023, which were recorded as a reduction to revenues ($0.2 million) for customer returns and as an addition to cost of goods sold ($3.0 million) for unsaleable inventory. These costs are reflected in the table above net of estimated insurance recoveries of $0.7 million, which were recorded in other income.

(c) Represents third-party costs associated with business development activities, which are inclusive of costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. These costs were recorded in SG&A expenses.

(d) For the second quarter of 2022, facility closure costs mainly related to the relocation of certain equipment from our former Oxnard, California, frozen fruit processing facility to our Mexican facility, which were recorded in other expense.

(e) For the second quarters of 2023 and 2022, other mainly reflects reserves for the settlement of certain legal and contractual matters.

(f) Reflects the tax effect of the preceding adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment, net of deferred tax valuation allowances.

(g) Reflects an increase to the valuation allowance for U.S. deferred tax assets that originated prior to fiscal 2023, based on an assessment of the future realizability of the related tax benefits.

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude to compute adjusted earnings (loss). However, adjusted earnings (loss) is not, and should not be viewed as, a substitute for earnings (loss) from continuing operations prepared under U.S. GAAP. Adjusted earnings (loss) is presented solely to allow investors to more fully understand how we assess our financial performance.

(4) We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, and stock-based compensation, as well as other unusual items that affect the comparability of operating performance. We also use this measure to assess operating performance in connection with our employee incentive programs. We define adjusted EBITDA as segment operating income (loss) plus depreciation, amortization, and stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (loss) (refer above to footnote (3)). The following table presents a reconciliation of segment operating income (loss) and adjusted EBITDA from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	25	July 1, 2023 Form 10-Q

	July 1, 2023	July 2, 2022
For the quarter ended	$	$
Earnings (loss) from continuing operations	(18,838)	2,285
Income tax expense	8,833	1,152
Interest expense, net	6,969	3,132
Other expense (income), net	(227)	1,540
Total segment operating income (loss)	(3,263)	8,109
Depreciation and amortization	10,787	9,372
Stock-based compensation	2,029	3,970
Start-up costs(a)	6,697	281
Product recall costs(b)	3,170	-
Business development costs(c)	731	616
Adjusted EBITDA	20,151	22,348

(a) Refer to footnote (3)(a) above.

(b) Reflects estimated costs related to the frozen fruit product recall in the second quarter of 2023, which were recorded as a reduction to revenues ($0.2 million) and an addition to cost of goods sold ($3.0 million).

(c) Refer to footnote (3)(c) above.

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
  adjusted EBITDA does not include the payment or recovery of income taxes, which is a necessary element of our operations;
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

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as revenues, gross profit, segment operating income/loss, net earnings/loss, and adjusted earnings/loss to measure our operating performance. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of a similarly titled measure reported by other companies.

(5) In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor's ability to derive meaningful period-over-period comparisons and trends from our results of operations. For example, as described above under footnote (1), we evaluate our gross margins on a basis that excludes the impact of start-up and product recall costs. In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis. These items are identified above under footnote (3), and in the discussion of our results of operations below. These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not be considered in isolation of, or as substitutes for an analysis of our results as reported under U.S. GAAP.

SUNOPTA INC.	26	July 1, 2023 Form 10-Q

Inclusive of the impact of the divestiture of our sunflower business in the fourth quarter of 2022, total revenues for the quarter ended July 1, 2023 decreased by 14.7% to $207.8 million from $243.5 million for the quarter ended July 2, 2022, reflecting a 21.5% revenue decline in the Plant-Based Foods and Beverages segment and a 4.4% revenue decline in the Fruit-Based Foods and Beverages segment. The change in revenues from the second quarter of 2022 to the second quarter of 2023 was due to the following:

	Plant-Based		Fruit-Based
	Foods and Beverages		Foods and Beverages		Consolidated
	$	%	$	%	$	%
2022 revenues	145,912		97,619		243,531
Price	4,741	3.2%	283	0.3%	5,024	2.1%
Volume/Mix	(14,859)	-10.2%	(4,431)	-4.5%	(19,290)	-7.9%
Divestiture of sunflower business	(21,302)	-14.6%	-	-	(21,302)	-8.7%
Product recall costs	-	-	(154)	-0.2%	(154)	-0.1%
2023 revenues	114,492	-21.5%	93,317	-4.4%	207,809	-14.7%

Note: percentages may not add due to rounding.

For the quarter ended July 1, 2023, the 21.5% decrease in revenues for the Plant-Based Foods and Beverages segment reflected a 14.6% revenue loss related to the divestiture of the sunflower business, together with an unfavorable volume/mix impact of 10.2%, partially offset by an 3.2% overall increase in pricing. The unfavorable volume/mix reflected lower external sales of plant-based ingredients due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base (an $8.2 million decrease to revenues), together with softer demand for almond beverages in the current period and lower sales volumes of everyday broths. Additionally, our co-manufactured tea volumes were negatively impacted in the second quarter of 2023 by raw material supply issues with a customer. On the other hand, we saw sales volume growth from our oat milks and creamers, and newly introduced 330-milliliter protein shakes. The increase in pricing mainly reflected the wrap-around benefit of pricing actions taken with customers in 2022 to offset inflationary cost increases.

For the quarter ended July 1, 2023, the 4.4% decrease in revenues for the Fruit-Based Foods and Beverages segment reflected an unfavorable volume/mix impact of 4.5%, slightly offset by a 0.3% increase in pricing. The volume/mix impact reflected lower volumes of frozen fruit, due to lower retail consumption trends, constraints on certain fruit varieties impacting blends, and lost foodservice volumes, partially offset by increased volumes of fruit snacks. For the quarter ended July 1, 2023, we recorded a reserve of $0.2 million (0.2% impact on revenues) for estimated customer returns associated with the frozen fruit product recall.

Consolidated gross profit decreased $18.5 million, or 53.1%, to $16.4 million for the quarter ended July 1, 2023, compared with $34.9 million for the quarter ended July 2, 2022. Consolidated gross margin for the quarter ended July 1, 2023 was 7.9% compared to 14.3% for the quarter ended July 2, 2022, a decrease of 640 basis points. Adjusted gross margin on a consolidated basis for the quarter ended July 1, 2023 was 12.1% compared to 14.4% for the quarter ended July 2, 2022, a decrease of 230 basis points. See footnote (1) to the table above for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

Gross profit for the Plant-Based Foods and Beverages segment decreased $9.5 million to $14.4 million for the quarter ended July 1, 2023, compared with $23.9 million for the quarter ended July 2, 2022, and gross margin decreased 380 basis points to 12.6% in the second quarter of 2023 from 16.4% in the second quarter of 2022. In the second quarter of 2023, we incurred start-up costs included in cost of goods sold of $5.6 million (4.9% gross margin impact) related to our new plant in Midlothian, Texas, compared with $0.2 million (0.2% gross margin impact) of start-up costs incurred in the second quarter of 2022. Excluding the impact of these costs, adjusted gross margin for the Plant-Based Food and Beverages segment was 17.5% in the second quarter of 2023, compared to 16.6% in the second quarter of 2022. The 90-basis point increase in adjusted gross margin reflected the wrap-around benefit of pricing actions taken in 2022 to recover input cost inflation, together with the positive margin impacts of the divestiture of our lower-margin sunflower commodity business, and a mix shift in our plant-based ingredient operations, with increased internal use of oat base to support our beverage business and lower external sales. These factors were partially offset by incremental depreciation of new production equipment for capital expansion projects ($2.4 million or 2.1% gross margin impact), together with the negative impacts of higher input costs and lower production volumes and plant utilization within our plant-based operations.

Gross profit for the Fruit-Based Foods and Beverages segment decreased $9.0 million to $2.0 million for the quarter ended July 1, 2023, compared with $11.0 million for the quarter ended July 2, 2022, and gross margin decreased 910 basis points to 2.1% in the second quarter of 2023 from 11.2% in the second quarter of 2022. In the second quarter of 2023, we recorded a reserve for unsaleable inventory associated with the frozen fruit product recall of $3.0 million (3.2% gross margin impact). Excluding the impact of these costs, adjusted gross margin for the Fruit-Based Food and Beverages segment was 5.6% in the second quarter of 2023, compared to 11.2% in the second quarter of 2022. The 560-basis point decrease in adjusted gross margin reflected higher manufacturing costs and unfavorable plant utilization due to lower production volumes, together with a higher mix of lower margin bulk fruit sales to right-size inventories and improve working capital efficiency, and a higher cost of inventory from Mexico due to the impact of a strengthening Mexican peso (approximately $2.4 million or 2.6% gross margin impact).

SUNOPTA INC.	27	July 1, 2023 Form 10-Q

For the quarter ended July 1, 2023, we realized a total segment operating loss of $3.3 million, compared with total segment operating income of $8.1 million for the quarter ended July 2, 2022. The $11.4 million decrease in total segment operating income reflected lower gross profit, as described above, partially offset by a $4.7 million decrease in SG&A expenses and a favorable year-over-year foreign exchange impact related to the remeasurement of our Mexican operations into U.S. dollars of $2.3 million. The decrease in SG&A expenses was mainly due to lower employee incentive compensation accruals based on performance, together with lower stock-based compensation expense related to the timing of our annual equity grants, partially offset by higher business development costs.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Operating Segment Information."

Other income of $0.2 million for the quarter ended July 1, 2023 mainly reflected estimated insurance recoveries associated with the frozen fruit product recall, partially offset by a reserve for the settlement of an unrelated legal matter. Other expense of $1.5 million for the quarter ended July 2, 2022 mainly reflected costs to relocate certain equipment from our former Oxnard, California, frozen fruit processing facility to our Mexican facility.

Net interest expense increased by $3.9 million to $7.0 million for the quarter ended July 1, 2023, compared with $3.1 million for the quarter ended July 2, 2022, resulting from an increase in outstanding debt to finance capital expansion projects, together with the impact of higher interest rates.

We recognized income tax expense of $8.8 million on a pre-tax loss of $10.0 million for the quarter ended July 1, 2023, compared with income tax expense of $1.2 million on pre-tax earnings of $3.4 million for the quarter ended July 2, 2022. The change in the effective tax rate from 33.5% for the second quarter of 2022 to (88.3)% for the second quarter of 2023, was mainly due to the recognition of a full valuation allowance against U.S. deferred tax assets in the second quarter of 2023, based on our assessment that the related tax benefits were no longer more likely than not to be realized in the future.

Loss from continuing operations for the quarter ended July 1, 2023 was $18.8 million, compared with earnings of $2.3 million for the quarter ended July 2, 2022. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.17 for the quarter ended July 1, 2023, compared with a diluted earnings per share of $0.01 for the quarter ended July 2, 2022.

We recognized a loss from discontinued operations of $0.8 million (diluted loss per share of $0.01) for the quarter ended July 2, 2022, which was related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of our global ingredients business, Tradin Organic.

We realized a loss attributable to common shareholders of $19.3 million (diluted loss per share of $0.17) for the quarter ended July 1, 2023, compared with earnings attributable to common shareholders of $0.7 million (diluted earnings per share of $0.01) for the quarter ended July 2, 2022. Earnings (loss) attributable to common shareholders included dividends and accretion on our Series B-1 preferred stock of $0.4 million and $0.8 million in the second quarters of 2023 and 2022, respectively.

For the quarter ended July 1, 2023, adjusted loss was $3.0 million, or $0.03 loss per diluted share, compared with adjusted earnings of $3.3 million, or $0.03 earnings per diluted share for the quarter ended July 2, 2022. Adjusted EBITDA decreased $2.2 million, or 9.8%, for the quarter ended July 1, 2023 to $20.2 million, compared with $22.3 million for the quarter ended July 2, 2022, which was inclusive of $2.4 million of adjusted EBITDA attributable to the divested sunflower business. Adjusted earnings (loss) and adjusted EBITDA are non-GAAP financial measures. See footnotes (3) and (4) to the table above for a reconciliation of adjusted earnings (loss) and adjusted EBITDA from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	28	July 1, 2023 Form 10-Q

Operating Segment Information

Plant-Based Foods and Beverages
For the quarter ended	July 1, 2023	July 2, 2022	Change	% Change

Revenues	$114,492	$145,912	$(31,420)	-21.5%
Gross profit	14,405	23,940	(9,535)	-39.8%
Gross margin	12.6%	16.4%		-3.8%

Operating income	$1,903	$12,196	$(10,293)	-84.4%
Operating margin	1.7%	8.4%		-6.7%

Plant-Based Foods and Beverages contributed $114.5 million in revenues for the quarter ended July 1, 2023, compared to $145.9 million for the quarter ended July 2, 2022, a decrease of $31.4 million, or 21.5%. The table below explains the decrease in revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended July 2, 2022	$145,912
Impact of the divestiture of the sunflower business in the fourth quarter of 2022	(21,302)
Lower external sales of plant-based ingredients due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base	(8,169)
Softer demand for almond beverages and lower sales volumes of everyday broths, together with lower co-manufactured tea volumes due to raw material supply issues with a customer, partially offset by sales volume growth for oat-based milks and creamers, and newly introduced 330-milliliter protein shakes, together with the wrap-around benefit of pricing actions taken in 2022 to offset input cost inflation	(1,949)
Revenues for the quarter ended July 1, 2023	$114,492

Gross profit in Plant-Based Foods and Beverages decreased by $9.5 million to $14.4 million for the quarter ended July 1, 2023, compared to $23.9 million for the quarter ended July 2, 2022. The table below explains the decrease in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended July 2, 2022	$23,940
Increase in start-up costs related to our new plant in Midlothian, Texas	(5,375)
Impact of the divestiture of the sunflower business	(2,377)
Incremental depreciation of new production equipment for capital expansion projects ($2.4 million), together with the impacts of higher input costs, lower production volumes and plant utilization, and lower sales volumes of plant-based ingredients, everyday broths and teas, partially offset by higher sales pricing and increased internal use of oat base to support our beverage business	(1,783)
Gross profit for the quarter ended July 1, 2023	$14,405

SUNOPTA INC.	29	July 1, 2023 Form 10-Q

Operating income in Plant-Based Foods and Beverages decreased by $10.3 million to $1.9 million for the quarter ended July 1, 2023, compared to $12.2 million for the quarter ended July 2, 2022. The table below explains the decrease in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended July 2, 2022	$12,196
Decrease in gross profit, as explained above	(9,535)
Increase in corporate cost allocation	(510)
Increased professional fees related to operational productivity initiatives, together with higher sales and marketing expenses, partially offset by lower employee compensation costs	(248)
Operating income for the quarter ended July 1, 2023	$1,903

Our current fiscal 2023 expectations for the Plant-Based Foods and Beverages operating segment are lower than our initial projections for the year, as a result of a number of factors including softening market trends for plant-based beverages driven by current economic conditions, lower external sales volumes of plant-based ingredients, customer-driven delays in the start-up of new business, and a slower than expected ramp-up of production at our Midlothian, Texas, facility. However, despite these revenue headwinds and the impact of the divestiture of the sunflower business in 2022, we are still anticipating year-over-year revenue growth for our plant-based operations in fiscal 2023, with a return to revenue growth expected in the third and fourth quarters of 2023, as 330-milliliter protein shake production continues to accelerate, and planned new business is commercialized. Excluding the impact of start-up costs related to the Midlothian facility, we expect year-over-year improvement in the gross margin performance of our plant-based operations in 2023, reflecting the divestiture of our lower-margin sunflower business, together with the impact of anticipated increased sales and production volumes. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Various factors could adversely impact our ability to meet these forward-looking expectations, including the impact of current economic conditions on consumer buying behavior and demand for plant-based beverages; our ability to successfully execute on our capital expansion projects, including the continued ramp-up of commercial production at our Midlothian facility; our ability to successfully commercialize new business; and other factors described above under "Forward-Looking Statements."

Fruit-Based Foods and Beverages
For the quarter ended	July 1, 2023	July 2, 2022	Change	% Change

Revenues	$93,317	$97,619	$(4,302)	-4.4%
Gross profit	1,974	10,958	(8,984)	-82.0%
Gross margin	2.1%	11.2%		-9.1%

Operating income (loss)	$(4,278)	$3,211	$(7,489)	-233.2%
Operating margin	-4.6%	3.3%		-7.9%

Fruit-Based Foods and Beverages contributed $93.3 million in revenues for the quarter ended July 1, 2023, compared to $97.6 million for the quarter ended July 2, 2022, a decrease of $4.3 million, or 4.4%. The table below explains the decrease in revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the quarter ended July 2, 2022	$97,619
Lower retail sales volumes of frozen fruit, due to unfavorable consumption trends and constraints on certain fruit varieties, together with lost foodservice volumes	(7,364)
Increase in reserves for customer returns associated with the frozen fruit product recall	(154)
Higher sales volumes and pricing for fruit snacks	3,216
Revenues for the quarter ended July 1, 2023	$93,317

SUNOPTA INC.	30	July 1, 2023 Form 10-Q

Gross profit in Fruit-Based Foods and Beverages decreased by $9.0 million to $2.0 million for the quarter ended July 1, 2023, compared to $11.0 million for the quarter ended July 2, 2022. The table below explains the decrease in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the quarter ended July 2, 2022	$10,958
Higher manufacturing costs and unfavorable plant utilization due to lower production volumes, together with a higher mix of lower margin bulk fruit sales, and a higher cost of inventory from Mexico due to the impact of a strengthening Mexican peso (approximately $2.4 million)	(5,814)
Increases in the reserves for customer returns and unsaleable inventory associated with the frozen fruit product recall	(3,170)
Gross profit for the quarter ended July 1, 2023	$1,974

Operating income in Fruit-Based Foods and Beverages decreased by $7.5 million to an operating loss of $4.3 million for the quarter ended July 1, 2023, compared to operating income of $3.2 million for the quarter ended July 2, 2022. The table below explains the decrease in operating income:

Fruit-Based Foods and Beverages Operating Income Changes
Operating income for the quarter ended July 2, 2022	$3,211
Decrease in gross profit, as explained above	(8,984)
Increase in corporate cost allocation	(654)
Favorable foreign exchange impact related to the remeasurement of our frozen fruit operations in Mexico into U.S. dollars, partially offset by higher SG&A expenses	2,149
Operating loss for the quarter ended July 1, 2023	$(4,278)

We anticipate full year revenues and gross profit for our Fruit-Based Foods and Beverages operating segment for fiscal 2023 to be comparable to fiscal 2022, driven by the expected completion of capacity expansion projects within our fruit snacks operations in the second half of 2023 to address unfilled demand, which is expected to offset our lowered expectations for frozen fruit performance due to softer retail market demand and lost foodservice volumes. However, we cannot currently assess the extent of the revenue headwinds that may result from the frozen fruit product recall in the second quarter of 2023, and the effect of this recall on our ability to retain existing frozen fruit customers and attract new business. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Various factors could adversely impact our ability to meet these forward-looking expectations, including the impact of current economic conditions on consumer buying behavior and demand for our fruit-based products; our ability to successfully execute on our capital expansion projects within our fruit snacks operations; the financial and reputational impacts of the frozen fruit product recall; and other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	31	July 1, 2023 Form 10-Q

Corporate Services
For the quarter ended	July 1, 2023	July 2, 2022	Change	% Change

Operating loss	$(888)	$(7,298)	$6,410	87.8%

Operating loss at Corporate Services decreased by $6.4 million to $0.9 million for the quarter ended July 1, 2023, compared to a loss of $7.3 million for the quarter ended July 2, 2022. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the quarter ended July 2, 2022	$(7,298)
Lower employee incentive compensation accruals based on performance, partially offset by higher business development costs	3,305
Lower variable stock-based compensation expense, related to the timing of annual equity grants under our incentive plans	1,941
Increase in corporate cost allocations, mainly related to headcount and salary increases	1,164
Operating loss for the quarter ended July 1, 2023	$(888)

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

SUNOPTA INC.	32	July 1, 2023 Form 10-Q

Consolidated Results of Operations for the two quarters ended July 1, 2023 and July 2, 2022

	July 1, 2023	July 2, 2022	Change	Change
For the two quarters ended	$	$	$	%

Revenues
Plant-Based Foods and Beverages	243,842	281,423	(37,581)	-13.4%
Fruit-Based Foods and Beverages	187,847	202,281	(14,434)	-7.1%
Total revenues	431,689	483,704	(52,015)	-10.8%

Gross Profit
Plant-Based Foods and Beverages	34,570	44,285	(9,715)	-21.9%
Fruit-Based Foods and Beverages	10,012	18,969	(8,957)	-47.2%
Total gross profit	44,582	63,254	(18,672)	-29.5%

Gross Margin(1)
Plant-Based Foods and Beverages	14.2%	15.7%		-1.5%
Fruit-Based Foods and Beverages	5.3%	9.4%		-4.1%
Total gross margin	10.3%	13.1%		-2.8%

Segment operating income (loss)(2)
Plant-Based Foods and Beverages	10,180	20,657	(10,477)	-50.7%
Fruit-Based Foods and Beverages	(2,493)	3,995	(6,488)	*
Corporate Services	(8,412)	(12,537)	4,125	32.9%
Total segment operating income (loss)	(725)	12,115	(12,840)	*

Other expense, net	(192)	1,827	(2,019)	*
Earnings (loss) from continuing operations before the following	(533)	10,288	(10,821)	*
Interest expense, net	12,781	5,662	7,119	125.7%
Income tax expense	4,147	1,339	2,808	209.7%
Earnings (loss) from continuing operations(3),(4)	(17,461)	3,287	(20,748)	*
Earnings from discontinued operations	-	2,752	(2,752)	-100.0%
Net earnings (loss)	(17,461)	6,039	(23,500)	*
Dividends and accretion on preferred stock	(1,126)	(1,515)	389	25.7%

Earnings (loss) attributable to common shareholders(5)	(18,587)	4,524	(23,111)	*

* Percentage not meaningful due to figures being positive and negative.

(1) The following table presents a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended July 1, 2023 and July 2, 2022" table regarding the use of this non-GAAP measure).

	July 1, 2023			July 2, 2022
	Plant-Based	Fruit-Based		Plant-Based	Fruit-Based
	Foods and	Foods and		Foods and	Foods and
For the two quarters ended	Beverages	Beverages	Consolidated	Beverages	Beverages	Consolidated
Reported gross margin	14.2%	5.3%	10.3%	15.7%	9.4%	13.1%
Start-up costs(a)	4.7%	0.1%	2.7%	0.2%	-	0.1%
Product recall costs(b)	-	1.6%	0.7%	-	-	0.0%
Adjusted gross margin	18.8%	7.1%	13.7%	16.0%	9.4%	13.2%

Note: percentages may not add due to rounding.

(a) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For the first two quarters of 2023, start-up costs included in cost of goods sold related to the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, and the start-up of a new high-speed packaging line at our fruit snacks facility in Omak, Washington. For the first two quarters of 2022, start-up costs included in cost of goods sold related to the hiring and training of new employees for the Midlothian facility, together with the integration of the acquired Dream and West Life brands.

SUNOPTA INC.	33	July 1, 2023 Form 10-Q

(b) Represents the reserve for unsaleable inventory associated with the frozen fruit product recall in the second quarter of 2023.

(2) The following table presents a reconciliation of segment operating income (loss) to "earnings (loss) from continuing operations before the following" on the consolidated statements of operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended July 1, 2023 and July 2, 2022" table regarding the use of this non-GAAP measure).

	Plant-Based	Fruit-Based
	Foods and	Foods and	Corporate
	Beverages	Beverages	Services	Consolidated
For the two quarters ended	$	$	$	$

July 1, 2023
Segment operating income (loss)	10,180	(2,493)	(8,412)	(725)
Other income (expense), net	113	(66)	145	192
Earnings (loss) from continuing operations before the following	10,293	(2,559)	(8,267)	(533)

July 2, 2022
Segment operating income (loss)	20,657	3,995	(12,537)	12,115
Other expense, net	(246)	(1,155)	(426)	(1,827)
Earnings (loss) from continuing operations before the following	20,411	2,840	(12,963)	10,288

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

(3) The following table presents a reconciliation of adjusted earnings from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended July 1, 2023 and July 2, 2022" table regarding the use of this non-GAAP measure).

	July 1, 2023		July 2, 2022
		Per Share		Per Share
For the two quarters ended	$	$	$	$
Earnings (loss) from continuing operations	(17,461)		3,287
Dividends and accretion on preferred stock	(1,126)		(1,515)
Earnings (loss) from continuing operations attributable to common shareholders	(18,587)	(0.16)	1,772	0.02
Adjusted for:
Start-up costs(a)	13,122		721
Product recall costs, net of insurance recoveries(b)	2,500		-
Business development costs(c)	1,462		799
Facility closure costs(d)	-		1,287
Other(e)	478		540
Net income tax on adjusting items(f)	-		(879)
Change in valuation allowance for deferred tax assets(g)	3,978		-
Adjusted earnings	2,953	0.03	4,240	0.04

SUNOPTA INC.	34	July 1, 2023 Form 10-Q

(a) For the first two quarters of 2023, start-up costs included the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, the start-up of a new high-speed packaging line at our fruit snacks facility in Omak, Washington, and professional fees related to productivity initiatives within our plant-based beverage operations, which were recorded in cost of goods sold ($11.6 million) and SG&A expenses ($1.5 million). For the first two quarters of 2022, start-up costs mainly related to the hiring and training of new employees for the Midlothian facility, and the integration of the Dream and West Life brands, which were recorded in cost of goods sold ($0.6 million) and SG&A expenses ($0.1 million).

(b) Reflects estimated costs related to the frozen fruit product recall in the second quarter of 2023, which were recorded as a reduction to revenues ($0.2 million) for customer returns and as an addition to cost of goods sold ($3.0 million) for unsaleable inventory. These costs are reflected in the table above net of estimated insurance recoveries of $0.7 million, which were recorded in other income.

(c) Represents third-party costs associated with business development activities, which are inclusive of costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. These costs were recorded in SG&A expenses. For the first two quarters of 2022, facility closure costs mainly related to the relocation of certain equipment from our former Oxnard, California, frozen fruit processing facility to our Mexican facility, which were recorded in other expense.

(d) For the first two quarters of 2022, facility closure costs mainly related to the relocation of certain equipment from our former Oxnard, California, frozen fruit processing facility to our Mexican facility, which were recorded in other expense.

(e) For the first two quarters of 2023 and 2022, other mainly reflects reserves for the settlement of certain legal and contractual matters.

(f) Reflects the tax effect of the preceding adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment, net of deferred tax valuation allowances.

(g) Reflects an increase to the valuation allowance for U.S. deferred tax assets that originated prior to fiscal 2023, based on an assessment of the future realizability of the related tax benefits.

(4) The following table presents a reconciliation of segment operating income (loss) and adjusted EBITDA from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended July 1, 2023 and July 2, 2022" table regarding the use of this non-GAAP measure).

	July 1, 2023	July 2, 2022
For the two quarters ended	$	$
Earnings (loss) from continuing operations	(17,461)	3,287
Income tax expense	4,147	1,339
Interest expense, net	12,781	5,662
Other expense (income), net	(192)	1,827
Total segment operating income (loss)	(725)	12,115
Depreciation and amortization	20,785	18,785
Stock-based compensation	5,921	5,599
Start-up costs(a)	13,122	721
Product recall costs(b)	3,170	-
Business development costs(c)	1,462	799
Adjusted EBITDA	43,735	38,019

(a) Refer to footnote (3)(a) above.

(b) Reflects estimated costs related to the recall of specific frozen fruit products in the second quarter of 2023, which were recorded as a reduction to revenues ($0.2 million) and an addition to cost of goods sold ($3.0 million).

(c) Refer to footnote (3)(c) above.

(5) Refer to footnote (5) to the "Consolidated Results of Operations for the Quarters Ended July 1, 2023 and July 2, 2022" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Inclusive of the impact of the divestiture of our sunflower business in the fourth quarter of 2022, total revenues for the two quarters ended July 1, 2023 decreased by 10.8% to $431.7 million from $483.7 million for the two quarters ended July 2, 2022, reflecting a 13.4% revenue decline in the Plant-Based Foods and Beverages segment and a 7.1% revenue decline in the Fruit-Based Foods and Beverages segment. The change in revenues from the first two quarters of 2022 to the first two quarters of 2023 was due to the following:

SUNOPTA INC.	35	July 1, 2023 Form 10-Q

	Plant-Based		Fruit-Based
	Foods and Beverages		Foods and Beverages		Consolidated
	$	%	$	%	$	%
2022 revenues	281,423		202,281		483,704
Price	16,805	6.0%	1,622	0.8%	18,427	3.8%
Volume/Mix	(15,921)	-5.7%	(15,902)	-7.9%	(31,823)	-6.6%
Divestiture of sunflower business	(38,465)	-13.7%	-	-	(38,465)	-8.0%
Product recall costs	-	-	(154)	-0.1%	(154)	0.0%
2023 revenues	243,842	-13.4%	187,847	-7.1%	431,689	-10.8%

Note: percentages may not add due to rounding.

For the two quarters ended July 1, 2023, the 13.4% decrease in revenues for the Plant-Based Foods and Beverages segment reflected a 13.7% revenue loss related to the divestiture of the sunflower business, together with an unfavorable volume/mix impact of 5.7%, partially offset by an 6.0% overall increase in pricing. The unfavorable volume/mix reflected lower external sales of plant-based ingredients due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base (a $15.9 million decrease to revenues), together with softer demand for almond beverages in the current period and lower sales volumes of everyday broths. On the other hand, we saw sales volume growth from our oat milks and creamers, teas, and newly introduced 330-milliliter protein shakes. The increase in pricing mainly reflected the wrap-around benefit of pricing actions taken with customers in 2022 to offset inflationary cost increases.

For the two quarters ended July 1, 2023, the 7.1% decrease in revenues for the Fruit-Based Foods and Beverages segment reflected an unfavorable volume/mix impact of 7.9%, slightly offset by a 0.8% increase in pricing. The volume/mix impact reflected lower volumes of frozen fruit, due to lower retail consumption trends, constraints on certain fruit varieties impacting blends, and lost foodservice volumes, together with the impact of one-time incremental volumes from a frozen fruit customer in the first quarter of 2022 that did not recur, partially offset by increased volumes of fruit snacks and smoothie bowls. For the two quarters ended July 1, 2023, we recorded a reserve of $0.2 million (0.1% impact on revenues) for estimated customer returns associated with the frozen fruit product recall.

Consolidated gross profit decreased $18.7 million, or 29.5%, to $44.6 million for the two quarters ended July 1, 2023, compared with $63.3 million for the two quarters ended July 2, 2022. Consolidated gross margin for the two quarters ended July 1, 2023 was 10.3% compared to 13.1% for the two quarters ended July 2, 2022, a decrease of 280 basis points. Adjusted gross margin on a consolidated basis for the two quarters ended July 1, 2023 was 13.7% compared to 13.2% for the two quarters ended July 2, 2022, an increase of 50 basis points. See footnote (1) to the table above for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

Gross profit for the Plant-Based Foods and Beverages segment decreased $9.7 million to $34.6 million for the two quarters ended July 1, 2023, compared with $44.3 million for the two quarters ended July 2, 2022, and gross margin decreased 150 basis points to 14.2% in the first two quarters of 2023 from 15.7% in the first two quarters of 2022. In the first two quarters of 2023, we incurred start-up costs included in cost of goods sold of $11.4 million (4.7% gross margin impact) related to our new plant in Midlothian, Texas, compared with $0.6 million (0.2% gross margin impact) of start-up costs incurred in the first two quarters of 2022. Excluding the impact of these costs, adjusted gross margin for the Plant-Based Food and Beverages segment was 18.8% in the first two quarters of 2023, compared to 16.0% in the first two quarters of 2022. The 280-basis point increase in adjusted gross margin reflected the wrap-around benefit of pricing actions taken in 2022 to recover input cost inflation, together with the positive margin impacts of the divestiture of our lower-margin sunflower commodity business, and a mix shift in our plant-based ingredient operations, with increased internal use of oat base to support our beverage business and lower external sales. These factors were partially offset by incremental depreciation of new production equipment for capital expansion projects ($4.0 million or 1.6% gross margin impact), together with the negative impacts of higher input costs and lower production volumes and plant utilization within our plant-based operations.

Gross profit for the Fruit-Based Foods and Beverages segment decreased $9.0 million to $10.0 million for the two quarters ended July 1, 2023, compared with $19.0 million for the two quarters ended July 2, 2022, and gross margin decreased 410 basis points to 5.3% in the first two quarters of 2023 from 9.4% in the first two quarters of 2022. In the first two quarters of 2023, we recorded a reserve for unsaleable inventory associated with the frozen fruit product recall of $3.0 million (1.6 % gross margin impact). Excluding the impact of these costs, adjusted gross margin for the Fruit-Based Food and Beverages segment was 7.1% in the first two quarters of 2023, compared to 9.4% in the first two quarters of 2022.  The 230-basis point decease in adjusted gross margin reflected higher manufacturing costs and unfavorable plant utilization due to lower production volumes, together with a higher mix of lower margin bulk fruit sales to right-size inventories and improve working capital efficiency, and a higher cost of frozen fruit inventory from Mexico due to the impact of a strengthening Mexican peso (approximately $3.6 million or 1.9% gross margin impact).

SUNOPTA INC.	36	July 1, 2023 Form 10-Q

For the two quarters ended July 1, 2023, we realized a total segment operating loss of $0.7 million, compared with total operating income of $12.1 million for the two quarters ended July 2, 2022. The $12.8 million decrease in total segment operating income reflected lower gross profit, as described above, partially offset by a favorable year-over-year foreign exchange impact related to the remeasurement of our Mexican operations into U.S. dollars of $4.0 million and a $1.5 million decrease in SG&A expenses. The decrease in SG&A expenses was mainly due to lower employee incentive compensation accruals based on performance, partially offset by higher business development costs.

Further details on revenue, gross profit and segment operating income/loss variances are provided below under "Operating Segment Information."

Other income of $0.2 million for the two quarters ended July 1, 2023 mainly reflected estimated insurance recoveries associated with the frozen fruit product recall, partially offset by a reserve for the settlement of an unrelated legal matter. Other expense of $1.8 million for the two quarters ended July 2, 2022 mainly reflected costs to relocate certain equipment from our former Oxnard, California, frozen fruit processing facility to our Mexican facility.

Net interest expense increased by $7.1 million to $12.8 million for the two quarters ended July 1, 2023, compared with $5.7 million for the two quarters ended July 2, 2022, resulting from an increase in outstanding debt to finance capital expansion projects, together with the impact of higher interest rates.

We recognized income tax expense of $4.1 million on a pre-tax loss of $13.3 million for the two quarters ended July 1, 2023, compared with income tax expense of $1.3 million on pre-tax earnings of $4.6 million for the two quarters ended July 2, 2022. The change in the effective tax rate from 28.9% for the first two quarters of 2022 to (31.1)% for the first two quarters of 2023, was mainly due to the recognition of a full valuation allowance against U.S. deferred tax assets in the second quarter of 2023, based on our assessment that the related tax benefits were no longer more likely than not to be realized in the future.

Loss from continuing operations for the two quarters ended July 1, 2023 was $17.5 million, compared with earnings of $3.3 million for the two quarters ended July 2, 2022. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.16 for the two quarters ended July 1, 2023, compared with a diluted earnings per share of $0.02 for the two quarters ended July 2, 2022.

Earnings from discontinued operations of $2.8 million (diluted earnings per share of $0.03) for the two quarters ended July 2, 2022, which was related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of our global ingredients business, Tradin Organic.

We realized a loss attributable to common shareholders of $18.6 million (diluted loss per share of $0.16) for the two quarters ended July 1, 2023, compared with earnings attributable to common shareholders of $4.5 million (diluted earnings per share of $0.04) for the two quarters ended July 2, 2022. Earnings (loss) attributable to common shareholders included dividends and accretion on our Series B-1 preferred stock of $1.1 million and $1.5 million in the first two quarters of 2023 and 2022, respectively.

For the two quarters ended July 1, 2023, adjusted earnings were $3.0 million, or $0.03 earnings per diluted share, compared with adjusted earnings of $4.2 million, or $0.04 earnings per diluted share for the two quarters ended July 2, 2022. Adjusted EBITDA increased $5.7 million, or 15.0%, for the two quarters ended July 1, 2023 to $43.7 million, compared with $38.0 million for the two quarters ended July 2, 2022, which was inclusive of $2.7 million of adjusted EBITDA attributable to the divested sunflower business. Adjusted EBITDA increased 23.9% year-over-year excluding the contribution from the sunflower business in the first two quarters of 2022. Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See footnotes (3) and (4) to the table above for a reconciliation of adjusted earnings and adjusted EBITDA from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	37	July 1, 2023 Form 10-Q

Segmented Operations Information

Plant-Based Foods and Beverages
For the two quarters ended	July 1, 2023	July 2, 2022	Change	% Change

Revenues	$243,842	$281,423	$(37,581)	-13.4%
Gross profit	34,570	44,285	(9,715)	-21.9%
Gross margin	14.2%	15.7%		-1.5%

Operating income	$10,180	$20,657	$(10,477)	-50.7%
Operating margin	4.2%	7.3%		-3.1%

Plant-Based Foods and Beverages contributed $243.8 million in revenues for the two quarters ended July 1, 2023, compared to $281.4 million for the two quarters ended July 2, 2022, a decrease of $37.6 million, or 13.4%. The table below explains the decrease in revenues:

Plant-Based Foods and Beverages Revenue Changes
Revenues for the two quarters ended July 2, 2022	$281,423
Impact of the divestiture of the sunflower business in the fourth quarter of 2022	(38,465)
Lower external sales of plant-based ingredients due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base	(15,864)
Wrap-around benefit of pricing actions taken in 2022 to offset input cost inflation, together with sales volume growth for oat milks and creamers, teas, and newly introduced 330-milliliter protein shakes, partially offset by softer demand for almond beverages and lower sales volumes of everyday broths	16,748
Revenues for the two quarters ended July 1, 2023	$243,842

Gross profit in Plant-Based Foods and Beverages decreased by $9.7 million to $34.6 million for the two quarters ended July 1, 2023, compared to $44.3 million for the two quarters ended July 2, 2022. The table below explains the decrease in gross profit:

Plant-Based Foods and Beverages Gross Profit Changes
Gross profit for the two quarters ended July 2, 2022	$44,285
Increase in start-up costs related to our new plant in Midlothian, Texas	(10,729)
Impact of the divestiture of the sunflower business	(2,616)
Higher sales pricing and volumes for plant-based beverages and increased internal use of oat base to support our beverage business, partially offset by incremental depreciation of new production equipment for capital expansion projects ($4.0 million), together with the impacts of higher input costs, lower production volumes and plant utilization, and lower sales volumes of plant-based ingredients and everyday broths	3,630
Gross profit for the two quarters ended July 1, 2023	$34,570

SUNOPTA INC.	38	July 1, 2023 Form 10-Q

Operating income in Plant-Based Foods and Beverages decreased by $10.5 million to $10.2 million for the two quarters ended July 1, 2023, compared to $20.7 million for the two quarters ended July 2, 2022. The table below explains the decrease in operating income:

Plant-Based Foods and Beverages Operating Income Changes
Operating income for the two quarters ended July 2, 2022	$20,657
Decrease in gross profit, as explained above	(9,715)
Increase in corporate cost allocation	(1,020)
Lower employee compensation costs, partially offset by increased professional fees related to productivity initiatives, together with higher sales and marketing expenses	258
Operating income for the two quarters ended July 1, 2023	$10,180

Fruit-Based Foods and Beverages
For the two quarters ended	July 1, 2023	July 2, 2022	Change	% Change

Revenues	$187,847	$202,281	$(14,434)	-7.1%
Gross profit	10,012	18,969	(8,957)	-47.2%
Gross margin	5.3%	9.4%		-4.1%

Operating income (loss)	$(2,493)	$3,995	$(6,488)	-162.4%
Operating margin	-1.3%	2.0%		-3.3%

Fruit-Based Foods and Beverages contributed $187.8 million in revenues for the two quarters ended July 1, 2023, compared to $202.3 million for the two quarters ended July 2, 2022, a decrease of $14.5 million, or 7.1%. The table below explains the decrease in revenues:

Fruit-Based Foods and Beverages Revenue Changes
Revenues for the two quarters ended July 2, 2022	$202,281
Lower retail sales volumes of frozen fruit, due to unfavorable consumption trends and constraints on certain fruit varieties, together with lost foodservice volumes and the impact of one-time incremental volumes from a frozen fruit customer in the first quarter of 2022 that did not recur	(21,946)
Increase in the reserves for customer returns associated with the frozen fruit product recall	(154)
Higher sales volumes and pricing for fruit snacks and incremental volumes of smoothie bowls	7,666
Revenues for the two quarters ended July 1, 2023	$187,847

SUNOPTA INC.	39	July 1, 2023 Form 10-Q

Gross profit in Fruit-Based Foods and Beverages decreased by $9.0 million to $10.0 million for the two quarters ended July 1, 2023, compared to $19.0 million for the two quarters ended July 2, 2022. The table below explains the decrease in gross profit:

Fruit-Based Foods and Beverages Gross Profit Changes
Gross profit for the two quarters ended July 2, 2022	$18,969
Higher manufacturing costs and unfavorable plant utilization due to lower production volumes, together with a higher mix of lower margin bulk fruit sales, and a higher cost of inventory from Mexico due to the impact of a strengthening Mexican peso (approximately $3.6 million)	(5,787)
Increases in the reserves for customer returns and unsaleable inventory associated with the frozen fruit product recall	(3,170)
Gross profit for the two quarters ended July 1, 2023	$10,012

Operating income in Fruit-Based Foods and Beverages decreased by $6.5 million to an operating loss of $2.5 million for the two quarters ended July 1, 2023, compared to operating income of $4.0 million for the two quarters ended July 2, 2022. The table below explains the decrease in operating income:

Fruit-Based Foods and Beverages Operating Income Changes
Operating income for the two quarters ended July 2, 2022	$3,995
Decrease in gross profit, as explained above	(8,957)
Increase in corporate cost allocation	(1,308)
Favorable foreign exchange impact related to the remeasurement of our frozen fruit operations in Mexico into U.S. dollars, partially offset by higher SG&A expenses	3,777
Operating loss for the two quarters ended July 1, 2023	$(2,493)

Corporate Services
For the two quarters ended	July 1, 2023	July 2, 2022	Change	% Change

Operating loss	$(8,412)	$(12,537)	$4,125	32.9%

Operating loss at Corporate Services decreased by $4.1 million to $8.4 million for the two quarters ended July 1, 2023, compared to a loss of $12.5 million for the two quarters ended July 2, 2022. The table below explains the decrease in operating loss:

Corporate Services Operating Loss Changes
Operating loss for the two quarters ended July 2, 2022	$(12,537)
Increase in corporate cost allocations, mainly related to headcount and salary increases	2,328
Lower employee incentive compensation accruals based on performance, partially offset by higher business development costs and variable stock-based compensation expense	1,797
Operating loss for the two quarters ended July 1, 2023	$(8,412)

SUNOPTA INC.	40	July 1, 2023 Form 10-Q

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

In connection with our efforts to extend payment terms with our major suppliers to enhance cash flows, we facilitate our own voluntary supplier finance program through a third-party financial institution, by which a participating supplier may elect to sell an invoice to the financial institution in order to be paid earlier than the contractual payment terms provide (see note 4 to the unaudited consolidated financings statements included in this report.) Additionally, we are financing certain other purchases of goods and services through extended payables facilities, by which third-party intermediaries settle the supplier invoice on the contractual due date, and we pay the intermediaries the face amount of the invoice, together with interest, at a later date (see note 5 to the unaudited consolidated financial statements included in this report.)

On December 31, 2020, we entered into a five-year credit agreement, as amended, for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity. As at July 1, 2023, we had outstanding borrowings under the revolving credit facility of $138.5 million (December 31, 2022 - $137.3 million), including a $15.0 million first-in-last-out ("FILO") term loan (December 31, 2022 - $20.0 million), and available borrowing capacity of approximately $29 million (January 1, 2022 - $50 million). Commencing with the first quarter of 2023, we are making amortization payments on the principal amount of the FILO term loan of $2.5 million each quarter, with the remaining amount payable at the maturity thereof on April 15, 2024.

The credit agreement also provided a five-year, up to $75 million delayed draw term loan, to be used for capital expenditures, which could be drawn upon up to March 31, 2023. As at March 31, 2023, we had utilized $57.0 million on the term loan facility to partially finance the purchase of equipment for our new plant-based beverage facility in Midlothian, Texas, as well as certain other equipment purchases. Commencing in March 2023, we are repaying the term loan facility in monthly installments of $0.7 million, with the remaining amount payable at the maturity thereof on December 31, 2025. As at July 1, 2023, the principal amount outstanding under the term loan facility was $54.3 million (December 31, 2022 - $43.7 million).

For the two quarters ended July 1, 2023, the weighted-average interest rate on all outstanding borrowings under our asset-based credit facilities was 7.17% (July 2, 2022 - 2.42%), reflecting increases in short-term interest rates.

For more information on our asset-based credit facilities, see note 6 to the unaudited consolidated financial statements included in this report.

As at July 1, 2023, we had outstanding finance lease liabilities of $114.8 million (December 31, 2022 - $124.1 million), with a weighted-average implicit interest rate of 8.12% and a weighted-average remaining lease term of 3.2 years. Additions to finance leases in the first two quarters of 2023 were related to the final buildout of our Midlothian, Texas, facility, and the addition of a new high-speed packaging line at our fruit snacks facility in Omak, Washington. For more information on our operating and finance lease obligations, including maturity dates, see note 3 to the unaudited consolidated financial statements included in this report.

As at July 1, 2023, our subsidiary, SunOpta Foods Inc. ("SunOpta Foods") had 15,000 shares of Series B-1 preferred stock issued and outstanding. The Series B-1 preferred stock currently has a liquidation preference of approximately $1,015 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share, which presently equates to approximately 6,089,333 common shares. Cumulative preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference, which equates to quarterly dividend distributions of approximately $0.3 million. At any time, the holders of the Series B-1 preferred stock may elect to exchange their shares of Series B-1 preferred stock into shares of our common stock. In addition, since April 24, 2023, SunOpta Foods may cause the holders of the Series B-1 Preferred Stock to exchange all of their shares of Series B-1 preferred stock into shares of our common stock if the volume-weighted average trading price of our common shares during the then preceding 20 trading day period is greater than 200% of the $2.50 exchange price per share.

For more information on the Series B-1 preferred stock, see note 7 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	41	July 1, 2023 Form 10-Q

We estimate cash expenditures of approximately $45 million on identified capital projects in fiscal 2023, including $33.9 million spent in the first two quarters of 2023, mainly related to the completion of our Midlothian, Texas, facility. We funded our cash capital expenditures in the first two quarters of 2023 using our term loan facility, together with cash advances under finance leases and our revolving credit facility. In addition, we estimate approximately $10 million of finance leases commencing in fiscal 2023, including $3.0 million in the first two quarters of 2023.

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

Cash Flows

Summarized cash flow information for the periods ended July 1, 2023 and July 2, 2022 is as follows:

	For the quarter ended			For the two quarters ended
	July 1, 2023	July 2, 2022	Change	July 1, 2023	July 2, 2022	Change
	$	$	$	$	$	$
Net cash flows provided by (used in):
Operating activities of continuing operations	15,878	(2,454)	18,332	19,745	13,089	6,656
Investing activities of continuing operations	(8,057)	(34,060)	26,003	(33,514)	(58,578)	25,064
Financing activities of continuing operations	(7,750)	42,896	(50,646)	14,071	52,139	(38,068)
Discontinued operations	-	(6,324)	6,324	-	(6,324)	6,324

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations increased $18.3 million and $6.7 million from the second quarter and first two quarters of 2022 to the comparable periods of 2023. The increases in cash provided mainly reflected lower year-over-year purchases of frozen fruit inventory to align with demand, partially offset by the impact of start-up costs related to our Midlothian, Texas, facility, and higher cash interest expense on borrowings to finance capital expenditures.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations decreased $26.0 million and $25.1 million from the second quarter and first two quarters of 2022 to the comparable periods of 2023. The year-over-year decreases in investing cash outflows reflected the completion of certain major capital projects, including the construction of our new plant-based beverage facility in Midlothian, Texas.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations increased $50.6 million from the second quarter of 2022 to the second quarter of 2023, and cash provided by financing activities of continuing operations decreased $38.1 million from the first two quarters of 2022 to the first two quarters of 2023. The year-over-year movements in financing cash flows mainly reflected a decreased level of borrowings under our revolving credit facility to fund changes in working capital, together with higher net repayments of long-term debt as capital projects are completed, partially offset by net proceeds from notes payable associated with our use of extended payables facilities in the second quarter and first two quarters of 2023.

SUNOPTA INC.	42	July 1, 2023 Form 10-Q

Discontinued Operations

Cash used in investing activities of discontinued operations of $6.3 million in the second quarter and first two quarters of 2022, related to the settlement of the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of Tradin Organic.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. As a result of the material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our disclosure controls and procedures were not effective as of July 1, 2023.

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

SUNOPTA INC.	43	July 1, 2023 Form 10-Q

Changes in Internal Control over Financial Reporting

Other than the actions taken under "Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting" discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended July 1, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	44	July 1, 2023 Form 10-Q

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

Item 5. Other Information

On August 9, 2023, the Company provided a written notice of termination to Mr. Michael Buick, Senior Vice President and General Manager of Plant-Based Foods and Beverages, with an effective termination date of October 9, 2023.

In connection with Mr. Buick's separation from the Company, the Company expects to enter into a Separation Agreement and Full and Final Release (the “Separation Agreement”) with Mr. Buick honoring the terms of Mr. Buick’s employment agreement. Mr. Buick’s separation from the Company constitutes an involuntary termination by the Company “without cause” under Mr. Buick’s employment agreement, entitling him to receive:

  Severance pay in the total gross amount of $425,000 to be paid as a salary continuation; and
  If Mr. Buick elects COBRA, the Company will pay the employer portion and COBRA fees for medical and dental coverage for up to twelve (12) months.

The Company will apply standard tax and other applicable withholdings to payments made to Mr. Buick.  The Company also will pay Mr. Buick accrued but unused vacation, regardless of whether Mr. Buick signs the Separation Agreement.

Mr. Buick’s right to receive the consideration and benefits is contingent upon Mr. Buick’s agreeing to (and not revoking) a release of claims against the Company; to that end, the Separation Agreement contains a release and waiver of claims for the benefit of the Company, pursuant to which Mr. Buick agrees to release the Company and certain other parties from any and all claims, charges, causes of action and damages arising on or prior to his execution of the Separation Agreement.

Mr. Buick is also subject to certain confidentiality provisions as well as restrictions preventing him from competing with the Company and soliciting the customers or employees of the Company.

Mr. Buick shall have the right to revoke the Separation Agreement by giving written notice to the Company within fifteen (15) days after signing the Separation Agreement. In the event of any such revocation, the Separation Agreement will no longer be effective and Mr. Buick will not receive the payment and benefits listed above.

The foregoing summary of the Separation Agreement is qualified in its entirety by the text of the Separation Agreement, which the Company expects to file as an exhibit to its Quarterly Report on Form 10-Q for the quarter ending September 30, 2023.

Item 6. Exhibits

The following exhibits are included as part of this report.

Exhibit	Description

4.1*	Amended and Restated By-Law No. 14 of SunOpta Inc. dated May 24, 2023.

10.1†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 14, 2023).

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Scott Huckins, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Scott Huckins, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	45	July 1, 2023 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 10, 2023	/s/ Scott Huckins
Scott Huckins
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	46	July 1, 2023 Form 10-Q