Form 10-Q
period 2023-09-30
SunOpta Inc.
filed 2023-11-09
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of the registrant's common shares outstanding as of November 3, 2023 was 115,652,157.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2023

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

SUNOPTA INC.	3	September 30, 2023 Form 10-Q

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

SUNOPTA INC.	4	September 30, 2023 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.

Consolidated Statements of Operations
For the quarters and three quarters ended September 30, 2023 and October 1, 2022
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	$	$	$	$
		(note 1)		(note 1)

Revenues (note 15)	152,541	144,023	448,673	431,605
Cost of goods sold	132,273	118,891	385,697	355,691

Gross profit	20,268	25,132	62,976	75,914
Selling, general and administrative expenses	18,377	17,866	58,403	58,864
Intangible asset amortization	446	446	1,338	1,338
Other expense (income), net	-	451	(20)	1,408
Foreign exchange loss (gain)	(37)	(223)	44	(208)

Operating income	1,482	6,592	3,211	14,512
Interest expense, net	7,162	3,901	19,391	8,844

Earnings (loss) from continuing operations before income taxes	(5,680)	2,691	(16,180)	5,668
Income tax expense (note 11)	-	332	3,978	1,360

Earnings (loss) from continuing operations	(5,680)	2,359	(20,158)	4,308
Loss from discontinued operations (note 2)	(140,143)	(14,293)	(143,126)	(10,203)

Net loss	(145,823)	(11,934)	(163,284)	(5,895)
Dividends and accretion on preferred stock (note 9)	(426)	(764)	(1,552)	(2,279)

Loss attributable to common shareholders	(146,249)	(12,698)	(164,836)	(8,174)

Basic earnings (loss) per share (note 12)
Earnings (loss) from continuing operations	(0.05)	0.01	(0.19)	0.02
Loss from discontinued operations	(1.21)	(0.13)	(1.26)	(0.09)
Loss attributable to common shareholders(1)	(1.26)	(0.12)	(1.45)	(0.08)

Diluted earnings (loss) per share (note 12)
Earnings (loss) from continuing operations	(0.05)	0.01	(0.19)	0.02
Loss from discontinued operations	(1.21)	(0.13)	(1.26)	(0.09)
Loss attributable to common shareholders(1)	(1.26)	(0.12)	(1.45)	(0.08)

Weighted-average common shares outstanding (000s) (note 12)
Basic	115,616	107,752	113,700	107,566
Diluted	115,616	109,239	113,700	108,731

(1) The sum of the individual per share amounts may not add due to rounding.

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	September 30, 2023 Form 10-Q

SunOpta Inc.

Consolidated Balance Sheets
As at September 30, 2023 and December 31, 2022
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	September 30, 2023	December 31, 2022
	$	$
		(note 1)
ASSETS
Current assets
Cash and cash equivalents	348	679
Restricted cash (note 3)	3,196	-
Accounts receivable, net of allowance for credit losses of $290 and $318, respectively	60,634	59,545
Inventories (note 4)	84,332	74,439
Prepaid expenses and other current assets	20,011	15,535
Income taxes recoverable	3,384	4,040
Current assets held for sale (note 2)	142,070	148,119
Total current assets	313,975	302,357

Property, plant and equipment, net	316,500	292,306
Operating lease right-of-use assets (note 5)	84,653	78,761
Intangible assets, net	22,307	23,646
Goodwill	3,998	3,998
Deferred income taxes	696	3,712
Other assets	4,522	5,184
Non-current assets held for sale (note 2)	-	145,888
Total assets	746,651	855,852

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (note 6)	89,993	95,879
Notes payable (note 7)	44,446	-
Income taxes payable	521	957
Current portion of long-term debt (note 8)	46,695	38,491
Current portion of operating lease liabilities (note 5)	13,488	12,499
Current liabilities held for sale (note 2)	18,878	13,207
Total current liabilities	214,021	161,033

Long-term debt (note 8)	268,093	269,993
Operating lease liabilities (note 5)	80,842	74,329
Deferred income taxes	325	-
Non-current liabilities held for sale (note 2)	-	3,228
Total liabilities	563,281	508,583

Series B-1 preferred stock (note 9)	14,385	28,062

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 115,651,168 shares issued (December 31, 2022 - 107,909,792)	462,630	440,348
Additional paid-in capital	25,516	33,184
Accumulated deficit	(320,524)	(155,688)
Accumulated other comprehensive income	1,363	1,363
Total shareholders' equity	168,985	319,207
Total liabilities and shareholders' equity	746,651	855,852

Commitments and contingencies (note 14)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	September 30, 2023 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity

As at and for the quarters ended September 30, 2023 and October 1, 2022

(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at July 1, 2023	115,580	462,290	22,715	(174,275)	1,363	312,093
Share issuance costs	-	(68)	-	-	-	(68)
Employee stock purchase plan	42	154	-	-	-	154
Stock incentive plan	29	254	(153)	-	-	101
Withholding taxes on stock-based awards	-	-	(114)	-	-	(114)
Stock-based compensation	-	-	3,068	-	-	3,068
Net loss	-	-	-	(145,823)	-	(145,823)
Dividends on preferred stock	-	-	-	(305)	-	(305)
Accretion on preferred stock	-	-	-	(121)	-	(121)
Balance at September 30, 2023	115,651	462,630	25,516	(320,524)	1,363	168,985

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at July 2, 2022	107,687	438,668	26,254	(143,214)	1,363	323,071
Employee stock purchase plan	17	152	-	-	-	152
Stock incentive plan	124	850	(390)	-	-	460
Withholding taxes on stock-based awards	-	-	(631)	-	-	(631)
Stock-based compensation	-	-	4,092	-	-	4,092
Net loss	-	-	-	(11,934)	-	(11,934)
Dividends on preferred stock	-	-	-	(609)	-	(609)
Accretion on preferred stock	-	-	-	(155)	-	(155)
Balance at October 1, 2022	107,828	439,670	29,325	(155,912)	1,363	314,446

SUNOPTA INC.	7	September 30, 2023 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity (continued)
As at and for the three quarters ended September 30, 2023 and October 1, 2022
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at December 31, 2022	107,910	440,348	33,184	(155,688)	1,363	319,207
Exchange of Series B-1 preferred stock, net of
share issuance costs of $191 (note 9)	6,089	13,915	-	-	-	13,915
Employee stock purchase plan	92	463	-	-	-	463
Stock incentive plan	1,560	7,904	(7,536)	-	-	368
Withholding taxes on stock-based awards	-	-	(9,121)	-	-	(9,121)
Stock-based compensation	-	-	8,989	-	-	8,989
Net loss	-	-	-	(163,284)	-	(163,284)
Dividends on preferred stock	-	-	-	(1,123)	-	(1,123)
Accretion on preferred stock	-	-	-	(429)	-	(429)
Balance at September 30, 2023	115,651	462,630	25,516	(320,524)	1,363	168,985

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at January 1, 2022	107,360	436,463	23,240	(147,738)	1,363	313,328
Employee stock purchase plan	70	431	-	-	-	431
Stock incentive plan	398	2,776	(2,004)	-	-	772
Withholding taxes on stock-based awards	-	-	(1,602)	-	-	(1,602)
Stock-based compensation	-	-	9,691	-	-	9,691
Net loss	-	-	-	(5,895)	-	(5,895)
Dividends on preferred stock	-	-	-	(1,827)	-	(1,827)
Accretion on preferred stock	-	-	-	(452)	-	(452)
Balance at October 1, 2022	107,828	439,670	29,325	(155,912)	1,363	314,446

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	September 30, 2023 Form 10-Q

SunOpta Inc.

Consolidated Statements of Cash Flows

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

(Unaudited)

(Expressed in thousands of U.S. dollars)

	Quarter ended		Three quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	$	$	$	$
		(note 1)		(note 1)
CASH PROVIDED BY (USED IN)

Operating activities
Net loss	(145,823)	(11,934)	(163,284)	(5,895)
Loss from discontinued operations	(140,143)	(14,293)	(143,126)	(10,203)
Earnings (loss) from continuing operations	(5,680)	2,359	(20,158)	4,308
Items not affecting cash:
Depreciation and amortization	7,983	5,837	22,873	16,828
Amortization of debt issuance costs	298	413	1,093	1,184
Deferred income taxes	282	7,590	4,260	11,237
Stock-based compensation	3,068	4,092	8,989	9,691
Other	(96)	(74)	410	1,822
Changes in operating assets and liabilities, net of divestitures (note 13)	(31,708)	(10,878)	(25,852)	(21,651)
Net cash provided by (used in) operating activities of continuing operations	(25,853)	9,339	(8,385)	23,419
Net cash provided by operating activities of discontinued operations	16,521	10,634	18,798	9,643
Net cash provided by (used in) operating activities	(9,332)	19,973	10,413	33,062

Investing activities
Additions to property, plant and equipment	(4,716)	(37,371)	(37,272)	(98,742)
Proceeds from sale of property, plant and equipment	-	90	-	4,182
Net cash used in investing activities of continuing operations	(4,716)	(37,281)	(37,272)	(94,560)
Net cash provided by (used in) investing activities of discontinued operations	(127)	15,373	(1,085)	7,750
Net cash used in investing activities	(4,843)	(21,908)	(38,357)	(86,810)

Financing activities
Increase in borrowings under revolving credit facilities (note 8)	16,207	1,761	22,718	19,724
Borrowings of long-term debt (notes 5 and 8)	507	33,094	19,840	74,197
Repayment of long-term debt (note 5)	(10,629)	(6,172)	(31,435)	(13,557)
Proceeds from notes payable (note 7)	42,507	-	77,602	-
Repayment of notes payable (note 7)	(17,788)	-	(33,156)	-
Proceeds from the exercise of stock options and employee share purchases	255	612	831	1,203
Payment of withholding taxes on stock-based awards	(114)	(631)	(9,121)	(1,602)
Payment of cash dividends on preferred stock (note 9)	(304)	(609)	(1,427)	(1,827)
Payment of share issuance costs	(68)	-	(191)	-
Payment of debt issuance costs	-	(113)	-	(672)
Net cash provided by financing activities of continuing operations	30,573	27,942	45,661	77,466
Net cash used in financing activities of discontinued operations	(13,835)	(26,101)	(14,852)	(23,486)
Net cash provided by financing activities	16,738	1,841	30,809	53,980
Increase (decrease) in cash, cash equivalents and restricted cash in the period	2,563	(94)	2,865	232
Cash and cash equivalents, beginning of the period	981	553	679	227
Cash, cash equivalents and restricted cash, end of the period	3,544	459	3,544	459

Non-cash investing and financing activities (notes 5 and 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 30, 2023 and October 1, 2022
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 30, 2023 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 31, 2022. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K").

As described in notes 1 and 23 to the consolidated financial statements included in the 2022 Form 10-K, certain amounts previously reported for the quarter and three quarters ended October 1, 2022 have been revised.

Discontinued Operations

As described in note 2, on October 12, 2023, the Company completed the divestiture of its frozen fruit business ("Frozen Fruit"). The divestiture of Frozen Fruit completes the Company's strategic optimization plan for its non-core, commodity-based businesses, which included the divestiture of its sunflower business ("Sunflower") in October 2022, in order to focus on value-add products in plant-based and healthy snack categories. As at September 30, 2023, Frozen Fruit met the held for sale criteria and, together with Sunflower, qualifies for reporting as discontinued operations beginning in the third quarter of 2023. As a result, the operating results and cash flows of Frozen Fruit for the quarter and three quarters ended September 30, 2023 and October 1, 2022, together with the operating results and cash flows of Sunflower for the quarter and three quarters ended October 1, 2022, have been reclassified as discontinued operations on the consolidated statements of operations and cash flows, and the assets and liabilities of the Frozen Fruit disposal group have been reclassified and reported as held for sale on the consolidated balance sheets as at September 30, 2023 and December 31, 2022. In addition, the information disclosed in these notes to the unaudited consolidated financial statements is presented on a continuing operations basis, with comparative period information recast to reflect Frozen Fruit and Sunflower as discontinued operations.

Segment Information

In connection with the divestiture of Frozen Fruit, the Company changed its internal organization and reporting structures in the third quarter of 2023 and began operating as one segment. These changes included the elimination of the roles and responsibilities of the former General Managers of the Company, who were previously identified as the segment managers of the Company's former Plant-Based and Fruit-Based Foods and Beverages operating and reportable segments. With these changes, the Company's Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), manages operations on a company-wide basis, rather than at a product category or business unit level. The CODM is supported by a centralized management team based on functional area, including sales, marketing, supply chain, and research and development, as well as finance, IT and administration. Only the CODM has overall responsibility and accountability for the profitability and cash flows of the Company. Using financial information at the consolidated level, the CODM makes key operating decisions, including approving annual operating plans, expanding into new markets or product categories, pursuing business acquisitions or divestitures, and initiating major capital expenditure programs. In addition, the CODM determines the allocation of resources and capital investments to optimize operations and maximize opportunities for the Company as a whole, without regard to specific product categories or business units. The CODM also uses consolidated information to assess performance against the annual operating plan and to set company-wide incentive compensation targets. Following the divestiture of its commodity-based businesses, the majority of the Company's products are shelf-stable packaged food and beverage products and share similar customers and distribution. Refer to note 15 for a disaggregation of the Company's revenues by product category.
SUNOPTA INC.	10	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

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

2. Discontinued Operations

Divestiture of Frozen Fruit

On October 12, 2023, the Company entered into an Asset Purchase Agreement ("APA") with Natures Touch Mexico, S. de R.L. de C.V. and Nature's Touch Frozen Fruits, LLC (the "Purchasers") to sell to the Purchasers certain assets and liabilities of Frozen Fruit for an aggregate purchase price of approximately $141 million, subject to closing working capital adjustments (the "Transaction"). On October 12, 2023 (the "Closing Date"), the Company completed the Transaction in accordance with the terms of the APA. The Transaction represents the Company's exit from the processing, packaging and selling of individually quick frozen fruit for retail, foodservice and industrial applications. Frozen Fruit was previously identified as a reporting unit within the Company's former Fruit-Based Foods and Beverages operating and reportable segment. Included with the Transaction are owned facilities of Frozen Fruit located in Edwardsville, Kansas, and Jacona, Mexico. A leased frozen fruit facility located in Oxnard, California and certain inventories of frozen fruit were not acquired by the Purchasers as part of the Transaction.

At the Closing Date, the estimated aggregate purchase price comprised cash consideration of $95.3 million; a short-term note receivable of $10.5 million, payable in five consecutive monthly installments of $2.1 million beginning 30 days following the Closing Date; secured seller promissory notes due in three years and with a stated principal amount of $20.0 million in the aggregate (the "Seller Promissory Notes"); and the assumption by the Purchasers of $15.7 million of accounts payable and accrued liabilities of Frozen Fruit. At the Closing Date, $20.5 million of the cash consideration was used to make required repayments of certain bank loans and other liabilities of Frozen Fruit not assumed by the Purchasers. The Company utilized the remaining cash consideration of $74.8 million to repay a portion of the outstanding borrowings under its revolving credit facilities (see note 8).

The estimated aggregate purchase price is subject to post-closing adjustments based on the final net working capital to be determined as of the Closing Date. Any downward adjustment to the aggregate purchase price will be deducted from the principal amount of the Seller Promissory Notes in an amount up to $5.0 million in the aggregate, with any additional downward adjustment payable by the Company to the Purchasers in cash. The portion of any upward adjustment in the aggregate purchase price not paid to the Company by the Purchasers in cash will be added to the principal amount of the Seller Promissory Notes.

The Seller Promissory Notes bear interest at a rate per annum equal to the secured overnight financing rate, determined quarterly in advance, plus a margin of 4.00% for the first year and 7.00% for the second and third years. Interest is payable quarterly in-kind. The Seller Promissory Notes mature on October 12, 2026, and outstanding principal and accrued and unpaid interest is payable on the maturity date.

On the Closing Date, the Company entered into post-closing transitional services agreements with the Purchasers to facilitate an orderly transfer of the business operations. The services provided under the agreements include, but are not limited to, IT and financial shared services, payroll and benefits administration, supply chain transition services, and contract manufacturing. These services terminate at various times up to nine months from the Closing Date and certain services may be extended up to an additional three months. Internal labor and third-party costs incurred by the Company to provide these services are recoverable from the Purchasers as incurred, including a mark-up on manufacturing services. Reverse transition services to be provided by the Purchasers include, but are not limited to, support for the sell-through of the frozen fruit inventory that was not acquired by the Purchasers, in exchange for a broker fee on sales of the retained inventory to third parties.

As at September 30, 2023, the Company determined that Frozen Fruit qualified for reporting as a discontinued operation held for sale. The Company recognized an estimated pre-tax loss on divestiture of $118.8 million to write down the carrying value of the net assets of the Transaction disposal group to fair value based on the estimated aggregate purchase price less estimated costs to sell. The estimated pre-tax loss on divestiture is recognized as part of the loss from discontinued operations in the consolidated statements of operations for the quarter and three quarters ended September 30, 2023. In addition, included in the assets held for sale as at September 30, 2023, are the carrying values of the Oxnard, California, facility and frozen fruit inventory that were not acquired by the Purchasers, as the Company’s plan for the divestiture of Frozen Fruit included the immediate liquidation of these assets, as they are not of use in the Company’s continuing operations.

SUNOPTA INC.	11	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The net assets of Frozen Fruit that have been reclassified and reported as held for sale on the consolidated balance sheets as at September 30, 2023 and December 31, 2022, are as follows:

	September 30, 2023	December 31, 2022
	$	$
Assets
Accounts receivable	16,644	15,358
Inventories	111,891	132,608
Other current assets	764	153
Property, plant and equipment, net	24,851	30,085
Operating lease right-of-use assets	715	3,803
Intangible assets, net	106,000	112,000
Loss on divestiture	(118,795)	-
Total assets held for sale	142,070	294,007

Liabilities
Accounts payable and accrued liabilities	15,375	12,632
Operating lease liabilities	3,503	3,803
Total liabilities held for sale	18,878	16,435

The table below presents the major components of the results of discontinued operations reported in the consolidated statement of operations for the quarter and three quarters ended September 30, 2023 and October 1, 2022. The results of operations for the quarter and three quarters ended October 1, 2022 include the results of Sunflower, which prior to the divestiture of Frozen Fruit did not qualify on a quantitative basis for reporting as discontinued operations on a standalone basis.

SUNOPTA INC.	12	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	$	$	$	$
Revenues	58,614	85,642	194,171	281,764
Cost of goods sold(1)	68,760	79,391	202,443	263,041
Selling, general and administrative expenses(2)	2,370	2,788	7,347	8,304
Intangible asset amortization	2,000	2,166	6,000	6,498
Other expense (income), net(3)	5,885	(3,478)	5,713	(2,608)
Foreign exchange loss (gain)	912	696	(3,757)	82
Interest expense(4)	840	441	1,392	1,160
Earnings (loss) before loss on divestiture	(22,153)	3,638	(24,967)	5,287
Loss on divestiture(5)	(118,795)	(23,227)	(118,795)	(31,468)
Loss from discontinued operations before income taxes	(140,948)	(19,589)	(143,762)	(26,181)
Income tax benefit	(805)	(5,296)	(636)	(15,978)
Loss from discontinued operations	(140,143)	(14,293)	(143,126)	(10,203)

(1) Cost of goods sold for the quarter and three quarters ended September 30, 2023, includes a $11.0 million charge to write down the frozen fruit inventory that was not acquired by the Purchasers to its estimated net realizable value.

(2) For all periods presented, selling, general and administrative expenses exclude the allocation of corporate costs.

(3) Other expense for the quarter and three quarters ended September 30, 2023, includes a $6.9 million impairment charge related to the equipment and operating lease right-of-use assets of the Oxnard, California, facility that was not acquired by the Purchasers. Other income for the quarter and three quarters ended October 1, 2022, includes a $3.8 million gain on the sale of a former frozen fruit facility sold in August 2022.

(4) Interest expense reflects interest on bank loans and other interest-bearing liabilities directly attributable to Frozen Fruit.

(5) For the quarter ended October 1, 2022, reflects the pre-tax loss on divestiture of $23.2 million recognized in the third quarter of 2022 on the classification of Sunflower as held for sale, and, for the three quarters ended October 1, 2022, reflects the pre-tax loss on divestiture of Sunflower, together with a loss of $8.2 million on the settlement of the purchase price allocation related to the 2020 divestiture of the Company's global ingredients business, Tradin Organic.

3. Restricted Cash

Restricted cash relates to certain bank accounts in Mexico, which were retained following the divestiture of Frozen Fruit, that are subject to a judicial hold in connection with a litigation matter that the Company considers to be without merit. The Company has filed a motion with the Court to release the hold on the bank accounts.

4. Inventories

	September 30, 2023	December 31, 2022
	$	$
Raw materials and work-in-process	53,907	46,723
Finished goods	37,468	31,014
Inventory reserves	(7,043)	(3,298)
	84,332	74,439
SUNOPTA INC.	13	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

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

The following tables present supplemental information related to leases:

	Quarter ended		Three quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	$	$	$	$
Lease Costs
Operating lease cost	4,003	3,527	10,939	9,007
Finance lease cost:
Depreciation of right-of-use assets	2,863	2,445	10,885	6,844
Interest on lease liabilities	2,317	1,675	7,246	3,493
Net lease cost	9,183	7,647	29,070	19,344

	September 30, 2023	December 31, 2022
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	84,653	78,761

Current portion of operating lease liabilities	13,488	12,499
Operating lease liabilities	80,842	74,329
Total operating lease liabilities	94,330	86,828

Finance leases:
Property, plant and equipment, gross	170,180	153,976
Accumulated depreciation	(28,680)	(18,168)
Property, plant and equipment, net	141,500	135,808

Current portion of long-term debt	38,547	33,283
Long-term debt	74,791	90,796
Total finance lease liabilities	113,338	124,079
SUNOPTA INC.	14	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	$	$	$	$
Cash Flow Information
Cash paid (received) for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	3,530	3,449	10,029	8,519
Operating cash flows from finance leases	2,317	1,675	7,246	3,493
Financing cash flows from finance leases:
Cash paid under finance leases(1)	8,591	6,171	26,681	13,556
Cash received under finance leases(2)	(508)	(15,101)	(6,554)	(48,378)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	935	41,778	12,372	42,338
Finance leases	6,689	7,217	9,651	24,643

Right-of-use assets and liabilities reduced through lease terminations or modifications:
Operating leases	(914)	(277)	(914)	(2,226)

(1) Represents repayments under finance leases recorded as a reduction of the lease liability and reported in repayment of long-term debt and net cash used in financing activities of discontinued operations on the consolidated statements of cash flows.

(2) Represents cash advances received by the Company under finance leases for the construction of right-of-use assets controlled by the Company, which related to the buildout of the Company's new plant-based beverage facility in Midlothian, Texas, in the first three quarters of 2023 and 2022, as well as the buildout of the Company's executive office and innovation center located in Eden Prairie, Minnesota, in the first three quarters of 2022. Cash received under finance leases is reported in borrowings of long-term debt on the consolidated statements of cash flows.

	September 30, 2023	December 31, 2022
Other Information
Weighted-average remaining lease term (years):
Operating leases	12.1	12.9
Finance leases	3.1	3.5

Weighted-average discount rate:
Operating leases	8.7%	8.8%
Finance leases	8.1%	8.2%
SUNOPTA INC.	15	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
Remainder of 2023	3,539	8,681
2024	13,562	46,105
2025	12,800	40,105
2026	11,896	27,154
2027	10,842	5,895
Thereafter	158,273	1,398
Total lease payments	210,912	129,338
Less: imputed interest	(116,582)	(16,000)
Total lease liabilities	94,330	113,338

6. Accounts Payable

The Company is party to a supplier finance program with a third-party financial institution, which is offered to certain of the Company's major suppliers. Under this arrangement, the Company agrees with a supplier on the contractual payment terms for the goods the Company procures regardless of whether the supplier elects to participate in the program. If a supplier does participate in the program, the supplier determines, at its own discretion, which invoices, if any, it wants to sell to the financial institution in order to be paid earlier than the contractual payment terms provide. A supplier's voluntary inclusion of an invoice in the program has no bearing on the Company's payment terms, which remain the original due date of the supplier invoice, or the amounts it pays the financial institution, and the Company has no economic interest in a supplier's decision to participate in the program. In addition, the Company has not pledged any assets to the financial institution as it relates to the program. Amounts due to suppliers that elected to participate in the program are included in accounts payable and accrued liabilities on the Company's consolidated balance sheets. As at September 30, 2023, the Company had outstanding payment obligations to these suppliers of $0.4 million confirmed under the program. Payments of obligations associated with the program are reported as operating cash flows on the Company's consolidated statements of cash flows.

7. Notes Payable

Commencing in the first quarter of 2023, the Company is financing certain purchases of trade goods and services through third-party extended payables facilities. Under these facilities, third-party intermediaries advance the amount of the scheduled payment to the supplier based on the invoice due date and issue a short-term note payable to the Company for the face amount of the supplier invoice. Interest accrues on the note payable from the contractual payment date of the supplier invoice to the extended due date of the note payable, as specified by the negotiated terms of each facility. The Company does not maintain any form of security with the third-party intermediaries. As at September 30, 2023, the Company had outstanding principal payment obligations to the third-party intermediaries of $44.4 million in the aggregate, which is recorded as notes payable on the Company's consolidated balance sheet. Proceeds from, and repayments of the notes payable associated with, these facilities are reported as financing cash flows on the Company's consolidated statements of cash flows.

SUNOPTA INC.	16	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

8. Long-Term Debt

	September 30, 2023	December 31, 2022
	$	$
Asset-based credit facilities:
Revolving credit facilities	139,931	137,253
Term loan facility	52,282	43,748
Total asset-based credit facilities	192,213	181,001
Finance lease liabilities (see note 5)	113,338	124,079
Other(1)	9,237	3,404
Total debt	314,788	308,484
Less: current portion	46,695	38,491
Total long-term debt	268,093	269,993

(1) Other long-term debt represents outstanding bank loans of the Mexican operations of Frozen Fruit, which were repaid on October 12, 2023, in connection with the divestiture of Frozen Fruit (see note 2).

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

As described in note 2, on October 12, 2023, the Company repaid $74.8 million of the outstanding Tranche A Subfacility borrowings with proceeds from the divestiture of Frozen Fruit.

The Tranche A Subfacility and Term Loan Facility mature on December 31, 2025. Commencing in March 2023, the Term Loan Facility is being repaid in monthly installments equal to 1/84th of the principal amount of the Term Loan Facility outstanding as at March 31, 2023, with the remaining amount payable at the maturity thereof. The Tranche B Subfacility matures on April 15, 2024, with amortization payments of $2.5 million, payable at the end of each fiscal quarter, commencing with the first quarter of 2023, with the remaining amount payable at the maturity thereof. Each repayment of Tranche B Subfacility loans results in an increase of the Lenders' commitments under the Tranche A Subfacility, provided that such increases will not cause the aggregate Lenders' commitments under the Tranche A Subfacility to exceed $250 million.

Borrowings under the Asset-Based Credit Facilities bear interest based on various reference rates, including the Secured Overnight Financing Rate, plus applicable margins, which are set quarterly based on average borrowing availability for the preceding fiscal quarter. For the three quarters ended September 30, 2023, the weighted-average interest rate on all outstanding borrowings under the Asset-Based Credit Facilities was 7.21% (October 1, 2022 - 3.83%).

As at September 30, 2023, the Company was in compliance with all covenants of the Credit Agreement.

SUNOPTA INC.	17	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

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

On March 3, 2023, Engaged exercised their right to exchange all of their shares of Series B-1 Preferred Stock for 6,089,331 shares of the Company's common stock ("Common Shares") at an exchange price of $2.50, together with a cash payment to adjust for fractional Common Shares, plus accrued and unpaid dividends as of the date of exchange. The Common Shares exchanged represented approximately 5.3% of the Company's issued and outstanding Common Shares on a post-exchange basis. After the exchange, the exchanged shares of Series B-1 Preferred Stock previously held by Engaged were cancelled and SunOpta Foods is no longer required to pay dividends on those shares. Upon the exchange, the Company derecognized the $14.1 million carrying amount of the Series B-1 Preferred Stock previously held by Engaged, net of $1.1 million of unamortized issuance costs, and recognized a corresponding amount for the Common Shares issued on exchange, less common share issuance costs of $0.2 million.

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

As at September 30, 2023, SunOpta Foods had 15,000 shares of Series B-1 Preferred Stock issued and outstanding to Oaktree. At any time, Oaktree may exchange the Series B-1 Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the liquidation preference divided by the exchange price of $2.50. On or after April 24, 2023, SunOpta Foods may cause Oaktree to exchange all of their shares of Series B-1 Preferred Stock if the volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the exchange price then in effect. In addition, at any time on or after April 24, 2025, SunOpta Foods may redeem all of the Series B-1 Preferred Stock for an amount per share equal to the value of the liquidation preference at such time, plus accrued and unpaid dividends.

On May 19, 2023, the Company issued 2,932,453 Special Shares, Series 2 to Oaktree. As a result of a permanent voting cap, the number of Special Shares, Series 2 issued to Oaktree at any time, when taken together with any other voting securities Oaktree then controls, cannot exceed 19.99% of the votes eligible to be cast by all security holders of the Company.

In the first quarter of 2023, the Company paid cash dividends on the Series B-1 Preferred Stock of $0.6 million in the aggregate to Oaktree and Engaged related to the fourth quarter of 2022, together with a cash dividend $0.2 million paid to Engaged for the period from January 1, 2023 to March 3, 2023. In each of the second and third quarters of 2023, the Company paid a quarterly cash dividend of $0.3 million to Oaktree on the Series B-1 Preferred Stock, and, as at September 30, 2023, the Company accrued unpaid dividends to Oaktree of $0.3 million for the third quarter of 2023, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. The carrying value of the Series B-1 Preferred Stock, net of unamortized issuance costs, is being accreted to the redemption value through charges to accumulated deficit, which amounted to $0.4 million for the three quarters ended September 30, 2023 (October 1, 2022 - $0.5 million).

10. Stock-Based Compensation

During the second quarter of 2023, the Company granted 1,107,650 performance share units ("PSUs") to selected employees under the Company's 2023 Short-Term Incentive Plan ("STIP"), which vest subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2023 and subject to the employee's continued employment with the Company through April 1, 2024 (the requisite service period) (the "EBITDA PSUs"). The grant-date fair value of each EBITDA PSU was estimated to be $6.99 based on the closing price of the Common Shares on the date of grant. For the period from the grant date to September 30, 2023, the Company recognized compensation expense of $1.4 million related to the grant-date fair value of the one-half of the PSUs granted that are currently expected to vest based on performance measure, with the remaining compensation cost not yet recognized as an expense determined to be $2.4 million as at September 30, 2023, which will be amortized over the remaining requisite service period.

SUNOPTA INC.	18	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

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

The following table summarizes all EBITDA PSU activity for the three quarters ended September 30, 2023:

		Weighted-
		average grant-
	EBITDA PSUs	date fair value
Non-vested, beginning of period	2,355,431	$4.80
Granted	1,109,309	6.99
Vested	(2,299,700)	4.78
Cancelled	(70,193)	6.48
Non-vested, end of period	1,094,847	$6.95

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

The weighted-average grant-date fair value of each RSU was estimated to be $6.35 based on the closing price of the Common Shares on the date of grant. A grant-date fair value of $7.00 was estimated for each TSR PSU using a Monte Carlo valuation model, and a weighted-average grant-date fair value of $3.90 was estimated for each stock option using the Black-Scholes option pricing model. The following table summarizes the assumptions used to determine the fair values of the TSR PSUs and stock options granted under the 2023 LTIP.

	TSR PSUs	Stock options
Grant-date stock price	$6.35	$6.35
Exercise price	NA	$6.35
Dividend yield	0%	0%
Expected volatility(a)	55.5%	63.2%
Risk-free interest rate(b)	4.7%	4.2%
Expected life (in years)(c)	2.5	6.0

SUNOPTA INC.	19	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

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

The aggregate grant-date fair value of the RSUs, PSUs and stock options granted under the 2023 LTIP was determined to be $5.8 million, which will be recognized on a straight-line basis over the requisite service period ending April 15, 2026 for the PSUs and July 10, 2026 for the RSUs and stock options.

11. Income Taxes

The effective tax rates recognized for the quarter and three quarters ended September 30, 2023 were 0.0% (October 1, 2022 - 12.3%) and (24.6)% (October 1, 2022 - 24.0%), respectively. The effective tax rates for the quarter and three quarters ended September 30, 2023, compared with the corresponding periods of 2022, reflected the recognition of a full valuation allowance against U.S. deferred tax assets beginning in the second quarter of 2023, based on the Company's assessment that the related tax benefits were no longer more likely than not to be realized in the future.

12. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended		Three quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(5,680)	$2,359	$(20,158)	$4,308
Less: dividends and accretion on preferred stock	(426)	(764)	(1,552)	(2,279)
Earnings (loss) from continuing operations attributable to common shareholders	(6,106)	1,595	(21,710)	2,029
Loss from discontinued operations	(140,143)	(14,293)	(143,126)	(10,203)
Loss attributable to common shareholders	$(146,249)	$(12,698)	$(164,836)	$(8,174)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	115,616	107,752	113,700	107,566

Basic earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.05)	$0.01	$(0.19)	$0.02
Loss from discontinued operations	(1.21)	(0.13)	(1.26)	(0.09)
Loss attributable to common shareholders(1)	$(1.26)	$(0.12)	$(1.45)	$(0.08)

SUNOPTA INC.	20	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(5,680)	$2,359	$(20,158)	$4,308
Less: dividends and accretion on preferred stock	(426)	(764)	(1,552)	(2,279)
Earnings (loss) from continuing operations attributable to common shareholders	(6,106)	1,595	(21,710)	2,029
Loss from discontinued operations	(140,143)	(14,293)	(143,126)	(10,203)
Loss attributable to common shareholders	$(146,249)	$(12,698)	$(164,836)	$(8,174)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	115,616	107,752	113,700	107,566
Dilutive effect of the following:
Stock options, restricted stock units and performance share units(2)	-	1,487	-	1,165
Series B-1 Preferred Stock(3)	-	-	-	-
Diluted weighted-average number of shares outstanding	115,616	109,239	113,700	108,731

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.05)	$0.01	$(0.19)	$0.02
Loss from discontinued operations	(1.21)	(0.13)	(1.26)	(0.09)
Loss attributable to common shareholders(1)	$(1.26)	$(0.12)	$(1.45)	$(0.08)

(1) The sum of the individual per share amounts may not add due to rounding.

(2) For the quarter and three quarters ended September 30, 2023, 535,747 and 1,454,775 potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. For the quarter and three quarters ended September 30, 2023, stock options and RSUs to purchase or receive 3,181,357 (October 1, 2022 - 339,798) and 2,779,778 (October 1, 2022 - 2,440,184) potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

(3) For the quarter and three quarters ended September 30, 2023 and October 1, 2022, it was more dilutive to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the 6,089,333 and 12,178,667 Common Shares issuable on an if-converted basis as at September 30, 2023 and October 1, 2022, respectively.

SUNOPTA INC.	21	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

13. Supplemental Cash Flow Information

	Quarter ended		Three quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	$	$	$	$
Changes in Operating Assets and Liabilities, Net of Divestitures
Accounts receivable	(7,930)	1,094	(405)	(3,651)
Inventories	1,043	(3,542)	(9,893)	(22,100)
Accounts payable and accrued liabilities	(18,586)	(14,350)	(11,362)	1,896
Other operating assets and liabilities	(6,235)	5,920	(4,192)	2,204
	(31,708)	(10,878)	(25,852)	(21,651)

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable and accrued liabilities	(266)	421	(1,058)	(5,131)
Change in accrued dividends on preferred stock included in accounts payable and accrued liabilities	-	-	(304)	-
Change in proceeds receivable from sale of Sunflower(1)	-	-	385	-

(1) Reflect the settlement of the final working capital adjustment related to the divestiture of Sunflower, which is included in investing activities of discontinued operations on the consolidated statement of cash flows for the first three quarters of 2023.

14. Commitments and Contingencies

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

Product Recall

On June 21, 2023, the Company announced its subsidiary, Sunrise Growers Inc., had issued a voluntary recall of specific frozen fruit products linked to pineapple provided by a third-party supplier due to possible contamination by Listeria monocytogenes. Sunrise Growers Inc. is a component of the operations of Frozen Fruit. For the quarter and three quarters ended September 30, 2023, the Company recognized a reduction to revenues of $0.7 million and $0.9 million, respectively, for customer returns of the recalled products, and, for the three quarters ended September 30, 2023, the Company recognized a $3.0 million reserve for inventory on-hand at the time of the recall, which was charged to cost of goods sold. In addition, the Company recorded charges of $1.7 million to other expense in the third quarter of 2023, for the reimbursement of customer lost profits and consumer refunds related to the recall. The Company is seeking to recover a portion of the recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. For the quarter and three quarters ended September 30, 2023, the Company recognized estimated insurance recoveries, net of deductibles, of $2.5 million and $3.2 million, respectively, in other income. In connection with the divestiture of Frozen Fruit, the recall-related costs and estimated insurance recoveries are included in the loss from discontinued operations in the consolidated statements of operations for the quarter and three quarters ended September 30, 2023. As at September 30, 2023, estimated insurance recoveries of $3.2 million are included in prepaid expenses and other current assets on the consolidated balance sheet.
SUNOPTA INC.	22	September 30, 2023 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 30, 2023 and October 1, 2022

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Company expects to incur additional costs related to the recall during the fourth quarter of 2023, including product warehousing, transportation and destruction costs, as well as administrative costs. In addition, the Company may be subject to additional claims for damages from customers and consumers related to the recall. The Company expects that these additional costs and potential claims will be generally covered under its insurance policies; however, as of the date of this filing, the Company cannot be certain of its ability to recover recall-related costs through its insurance coverage or the extent of any such recovery.

15. Disaggregation of Revenue

The principal products that comprise the Company's product categories are as follows:

Category	Principal Products
Beverages and broths

Plant-based beverages utilizing oat, almond, soy, coconut, rice, hemp, and other bases, including Dream® and West Life™ brands; oat-based creamers, including SOWN® brand; ready-to-drink protein shakes; packaged teas and concentrates; meat and vegetable broths and stocks.

Fruit snacks	Ready-to-eat fruit snacks made from apple purée and juice concentrate in bar, bit, twist, strip and sandwich formats; cold pressed fruit bars.
Smoothie bowls	Ready-to-eat fruit smoothie and chia bowls topped with frozen fruit.
Ingredients	Liquid and powder ingredients utilizing oat, soy and hemp bases.

Revenue disaggregated by product category is as follows:

	Quarter ended		Three quarters ended
	September 30, 2023	October 1, 2022	September 30, 2023	October 1, 2022
	$	$	$	$
Product Category
Beverages and broths	122,886	112,785	363,154	336,305
Fruit snacks	24,315	20,832	70,853	61,988
Smoothie bowls	3,497	2,774	9,249	6,242
Ingredients	1,843	7,632	5,417	27,070
Total revenues	152,541	144,023	448,673	431,605

SUNOPTA INC.	23	September 30, 2023 Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended September 30, 2023 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 9, 2023.

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

Overview

We operate as a manufacturer for leading natural and private label brands and also produce our own brands, including SOWN®, Dream® and West LifeTM. Our consumer product portfolio includes plant-based beverages and creamers, protein shakes, teas, and broths packaged in shelf-stable formats, together with fruit snacks and smoothie bowls, which are sold through retail and foodservice channels. We also produce liquid and dry ingredients for internal use and for sale to other food and beverage manufacturers.

Recent Developments

Divestiture of Frozen Fruit

On October 12, 2023, we completed the sale of certain assets and liabilities of our frozen fruit business ("Frozen Fruit") for an aggregate purchase price of approximately $141 million, subject to closing working capital adjustments. This transaction represents our exit from the processing, packaging and selling of individually quick frozen fruit for retail, foodservice and industrial applications. The divestiture of Frozen Fruit completes our strategic optimization plan for our non-core, commodity-based businesses, which included the divestiture of our sunflower business ("Sunflower") in October 2022, in order to focus on value-add products in plant-based and healthy snack categories. As at September 30, 2023, Frozen Fruit met the held for sale criteria and, together with Sunflower, qualifies for reporting as discontinued operations beginning in the third quarter of 2023. As a result, the information in this MD&A is presented on a continuing operations basis, with all periods presented recast to reflect the reporting of Frozen Fruit and Sunflower as discontinued operations. For further information regarding the divestiture of Frozen Fruit and discontinued operations, see note 2 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	24	September 30, 2023 Form 10-Q

Segment Change

In connection with the divestiture of Frozen Fruit and the management changes described below, we changed our internal organization and reporting structures in the third quarter of 2023 and began operating as one segment. As a result, the information in this MD&A is presented on a consolidated basis for all periods presented. For further information regarding the change in our segment structure, see note 1 to the unaudited consolidated financial statements included in this report.

Management Changes

Effective October 9, 2023 and October 13, 2023, respectively, Michael Buick, Senior Vice President and General Manager of Plant-Based Foods and Beverages and Scott Huckins, Chief Financial Officer ("CFO") and General Manager of Fruit-Based Foods and Beverages left the Company. With their departures, we have eliminated the position of General Manager and have adopted a centralized functional structure reporting directly to the Chief Executive Officer.

Effective October 13, 2023, Greg Gaba, our former Vice President Corporate Finance and Deputy CFO, was appointed CFO of the Company.

Global Economic Conditions and Inflationary Cost Environment

Our businesses continue to be exposed to the effects of the current global macroeconomic environment, including elevated inflation, higher interest rates, and shifts in consumer demand.

  Inflation - Inflation in the first three quarters of 2023 declined from the highs in 2022 but remained elevated. We expect this inflationary environment to continue throughout the remainder of 2023. We believe that we will be able to continue to mitigate the impact of inflationary costs increases for raw materials, packaging, labor, energy, fuel, and transportation through pricing actions we have taken with our customers to date and further pricing actions that we may implement as needed. However, the effect of our customers passing on higher prices to the end consumers has impacted and may continue to impact the level of consumption of our products.
  Interest Rates - Loans under our credit agreement bear interest at a variable rate, and the interest rate on our outstanding indebtedness has increased as market interest rates have risen, starting in the second half of 2022. These higher interest rates, together with a higher outstanding debt balance related to capital investments, have led to an increase in our interest expense in the first three quarters of 2023, which we expect will continue.
  Consumer Demand - Current economic conditions have reduced household savings and resulted in changes in consumer spending patterns, with a shift to lower-cost retailers and product alternatives, together with a streamlining of purchases. As a result, some of the categories we serve have experienced a softening of demand, which has negatively impacted on our sales volumes and mix in the first three quarters of 2023. These consumption trends may continue to have an impact on our business.
SUNOPTA INC.	25	September 30, 2023 Form 10-Q

Consolidated Results of Operations for the Quarters Ended September 30, 2023 and October 1, 2022

	September 30, 2023	October 1, 2022	Change	Change
For the quarter ended	$	$	$	%

Revenues	152,541	144,023	8,518	5.9%
Cost of goods sold	132,273	118,891	13,382	11.3%

Gross profit	20,268	25,132	(4,864)	-19.4%

Gross margin(1)	13.3%	17.4%		-4.1%

Operating expenses
Selling, general and administrative expenses	18,377	17,866	511	2.9%
Intangible asset amortization	446	446	-	0.0%
Other expense (income), net	-	451	(451)	-100.0%
Foreign exchange gain	(37)	(223)	186	83.4%
Total operating expenses	18,786	18,540	246	1.3%

Operating income	1,482	6,592	(5,110)	-77.5%

Interest expense, net	7,162	3,901	3,261	83.6%

Earnings (loss) from continuing operations before income taxes	(5,680)	2,691	(8,371)	*
Income tax expense	-	332	(332)	-100.0%

Earnings (loss) from continuing operations	(5,680)	2,359	(8,039)	*
Loss from discontinued operations	(140,143)	(14,293)	(125,850)	-880.5%

Net loss(2),(3)	(145,823)	(11,934)	(133,889)	-1121.9%
Dividends and accretion on preferred stock	(426)	(764)	338	44.2%

Loss attributable to common shareholders(4)	(146,249)	(12,698)	(133,551)	-1051.7%

* Percentage not meaningful due to figures being positive and negative.

(1) Gross margin is a measure of gross profit (equal to revenues less cost of goods sold) as a percentage of revenues. We use a measure of adjusted gross margin that excludes non-capitalizable start-up costs included in cost of goods sold that are incurred in connection with capital expansion projects. Start-up costs have had, and are expected to continue to have, a significant impact on the comparability of reported gross margins, which may obscure trends in our margin performance.

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

For the quarter ended	September 30, 2023	October 1, 2022
Reported gross margin	13.3%	17.4%
Start-up costs(a)	3.1%	0.4%
Adjusted gross margin	16.4%	17.8%

(a) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For the third quarter of 2023, start-up costs included in cost of goods sold related to the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, and the start-up of a new extrusion line at our fruit snacks facility in Omak, Washington. For the third quarter of 2022, start-up costs included in cost of goods sold related to the hiring and training of new employees for the Midlothian facility.

SUNOPTA INC.	26	September 30, 2023 Form 10-Q

(2) When assessing our financial performance, we use an internal measure of adjusted earnings/loss that excludes specific items recognized in other income or expense, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings (loss) from net earnings (loss), which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, we have prepared this table in columnar format to present the effects of discontinued operations on our consolidated results for the periods presented. We believe this presentation assists investors in assessing the financial performance of our continuing operations.

	Continuing		Discontinued
	Operations		Operations		Consolidated
		Per Share		Per Share		Per Share
For the quarter ended	$	$	$	$	$	$
September 30, 2023
Net loss	(5,680)		(140,143)		(145,823)
Dividends and accretion on preferred stock	(426)		-		(426)
Loss attributable to common shareholders	(6,106)	(0.05)	(140,143)	(1.21)	(146,249)	(1.26)
Adjusted for:
Loss on divestiture of discontinued operations(a)	-		118,795		118,795
Inventory reserves and impairment charges(b)	-		17,864		17,864
Start-up costs(c)	4,733		-		4,733
Business development costs(d)	928		-		928
Severance costs(e)	897		-		897
Other(f)	-		21		21
Net income tax on adjusting items(g)	-		-		-
Adjusted earnings (loss)	452	0.00	(3,463)	(0.03)	(3,011)	(0.03)

October 1, 2022
Net earnings (loss)	2,359		(14,293)		(11,934)
Dividends and accretion on preferred stock	(764)		-		(764)
Earnings (loss) attributable to common shareholders	1,595	0.01	(14,293)	(0.13)	(12,698)	(0.12)
Adjusted for:
Loss on divestiture of discontinued operations(a)	-		23,227		23,227
Sale of frozen fruit processing facility(h)	-		(3,460)		(3,460)
Start-up costs(c)	608		-		608
Exit from fruit ingredient processing facility(i)	206		-		206
Business development costs(d)	75		-		75
Other(f)	245		(18)		227
Net income tax on adjusting items(g)	(299)		(5,192)		(5,491)
Adjusted earnings	2,430	0.02	264	0.00	2,694	0.02

(a) Reflects the estimated pre-tax loss on the divestiture of Frozen Fruit in the third quarter of 2023 and the pre-tax loss on the divestiture of Sunflower in the third quarter of 2022, which are recorded in loss from discontinued operations.

(b) For the third quarter of 2023, reflects inventory reserves and impairment charges on equipment and operating lease right-of-use assets recognized in connection with the divestiture of Frozen Fruit, which are recorded in loss from discontinued operations.

(c) For the third quarter of 2023, start-up costs included the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, and the start-up of a new extrusion line at our fruit snacks facility in Omak, Washington, which are recorded in cost of goods sold. For the third quarter of 2022, start-up costs included the hiring and training of new employees for the Midlothian facility, which are recorded in cost of goods sold ($0.5 million) and SG&A expenses ($0.1 million).

SUNOPTA INC.	27	September 30, 2023 Form 10-Q

(d) Represents third-party costs associated with business development activities, which are inclusive of costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. For the third quarters of 2023 and 2022, business development costs related to the divestiture of Frozen Fruit and are recorded in SG&A expenses.

(e) For the third quarter of 2023, reflects employee severance costs accrued in connection with the consolidation of our continuing operations following the divestiture of Frozen Fruit, which are recorded in SG&A expenses.

(f) Other includes reserves for legal settlements and gains and loss on the disposal of assets, which are recorded in other income/expense and loss from discontinued operations.

(g) Reflects the tax effect of the adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment, net of deferred tax valuation allowances.

(h) For the third quarter of 2022, reflects the gain on sale in August 2022 of a previously owned frozen fruit processing facility, net of exit costs, which is recorded in loss from discontinued operations.

(i) For the third quarter of 2022, reflects exit costs related to a former fruit ingredient processing facility, which are recorded in other expense.

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude to compute adjusted earnings (loss). However, adjusted earnings (loss) is not, and should not be viewed as, a substitute for net earnings (loss) prepared under U.S. GAAP. Adjusted earnings (loss) is presented solely to allow investors to more fully understand how we assess our financial performance.

(3) We use a measure of adjusted EBITDA when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, and stock-based compensation, as well as other unusual items that affect the comparability of operating performance. We also use this measure to assess operating performance in connection with our employee incentive programs. We define adjusted EBITDA as net earnings (loss) before interest, income taxes, depreciation, amortization, and stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings (loss) (refer above to footnote (2)). The following table presents a reconciliation of adjusted EBITDA from net earnings (loss), which we consider to be the most directly comparable U.S. GAAP financial measure. In addition, as described above in footnote (2), we have prepared this table in columnar format to present the effects of discontinued operations on our consolidated results for the periods presented. We believe this presentation assists investors in assessing the financial performance of our continuing operations.

	Continuing	Discontinued
	Operations	Operations	Consolidated
For the quarter ended	$	$	$
September 30, 2023
Net loss	(5,680)	(140,143)	(145,823)
Income tax benefit	-	(805)	(805)
Interest expense, net	7,162	840	8,002
Depreciation and amortization	7,983	2,966	10,949
Stock-based compensation	3,068	-	3,068
Adjusted for:
Loss on divestiture of discontinued operations(a)	-	118,795	118,795
Inventory reserves and impairment charges(b)	-	17,864	17,864
Start-up costs(c)	4,733	-	4,733
Business development costs(d)	928	-	928
Severance costs(e)	897	-	897
Other	-	21	21
Adjusted EBITDA	19,091	(462)	18,629

SUNOPTA INC.	28	September 30, 2023 Form 10-Q

	Continuing	Discontinued
	Operations	Operations	Consolidated
For the quarter ended	$	$	$
October 1, 2022
Net earnings (loss)	2,359	(14,293)	(11,934)
Income tax expense (benefit)	332	(5,296)	(4,964)
Interest expense, net	3,901	441	4,342
Depreciation and amortization	5,837	3,893	9,730
Stock-based compensation	4,092	-	4,092
Adjusted for:
Loss on divestiture of discontinued operations(a)	-	23,227	23,227
Sale of frozen fruit processing facility(h)	-	(3,460)	(3,460)
Start-up costs(c)	608	-	608
Exit from fruit ingredient processing facility(i)	206	-	206
Business development costs(d)	75	-	75
Other	245	(18)	227
Adjusted EBITDA	17,655	4,494	22,149

(a)-(i) Refer to footnote (2) above.

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

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing adjusted EBITDA in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as revenues, gross profit, operating income, net earnings/loss, and adjusted earnings/loss to measure our operating performance. Adjusted EBITDA is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculation of adjusted EBITDA may not be comparable to the calculation of a similarly titled measure reported by other companies.

(4) In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor's ability to derive meaningful period-over-period comparisons and trends from our results of operations. For example, as described above under footnote (1), we evaluate our adjusted gross margins on a basis that excludes the impact of start-up costs. In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis. These items are identified above under footnote (2), and in the discussion of our results of operations below. These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not be considered in isolation of, or as substitutes for an analysis of our results as reported under U.S. GAAP.

SUNOPTA INC.	29	September 30, 2023 Form 10-Q

Revenues for the quarter ended September 30, 2023 increased by 5.9% to $152.5 million from $144.0 million for the quarter ended October 1, 2022. The change in revenues from the third quarter of 2022 to the third quarter of 2023 was due to the following:

	$	%
2022 revenues	144,023
Volume/Mix	7,921	5.5%
Price	597	0.4%
2023 revenues	152,541	5.9%

For the quarter ended September 30, 2023, the 5.9% increase in revenues reflected a favorable volume/mix impact of 5.5% and a 0.4% overall increase in pricing. The favorable volume/mix reflected sales volume growth for oat milks and creamers, 330-milliliter protein shakes, and teas, together with higher sales volumes for fruit snacks, partially offset by lower external sales of plant-based ingredients due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base, together with softer demand for almond beverages. The increase in pricing mainly reflected the wrap-around benefit of pricing actions taken with customers in 2022 to offset inflationary cost increases.

Gross profit decreased $4.8 million, or 19.4%, to $20.3 million for the quarter ended September 30, 2023, compared with $25.1 million for the quarter ended October 1, 2022. Gross margin for the quarter ended September 30, 2023 was 13.3% compared to 17.4% for the quarter ended October 1, 2022, a decrease of 410 basis points.

In the third quarter of 2023, we incurred start-up costs included in cost of goods sold of $4.7 million (3.1% gross margin impact) related to our new plant in Midlothian, Texas, and new extrusion line at our fruit snacks facility in Omak, Washington, compared with $0.5 million (0.4% gross margin impact) of start-up costs incurred in the third quarter of 2022. Excluding the impact of these costs, adjusted gross margin for the quarter ended September 30, 2023 was 16.4% compared to 17.8% for the quarter ended October 1, 2022, a decrease of 140 basis points. See footnote (1) to the "Consolidated Results of Operations for the Quarters Ended September 30, 2023 and October 1, 2022" table for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

The 140-basis point decrease in adjusted gross margin reflected the impact of incremental depreciation of new production equipment for capital expansion projects ($2.3 million or 1.5% gross margin impact) and higher manufacturing costs, partially offset by a favorable mix shift in our plant-based ingredient operations, with increased internal use of oat base to support our beverage business and lower external sales.

Operating income decreased $5.1 million to $1.5 million for the quarter ended September 30, 2023, compared with $6.6 million for the quarter ended October 1, 2022. The decrease in operating income reflected lower gross profit, as described above, together with higher business development and employee severance costs in connection with the divestiture of Frozen Fruit and related consolidation of our continuing operations, partially offset by lower employee incentive compensation accruals and variable stock-based compensation expense based on performance.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense increased by $3.3 million to $7.2 million for the quarter ended September 30, 2023, compared with $3.9 million for the quarter ended October 1, 2022, resulting from an increase in outstanding debt to finance capital expansion projects, together with the impact of higher interest rates.

For the quarter ended September 30, 2023, we recognized a full valuation allowance against U.S. deferred tax assets arising in the third quarter of 2023, based on our assessment that the related tax benefits were no longer more likely than not to be realized in the future, resulting in no income tax expense/benefit recognized for the period. For the quarter ended October 1, 2022, we recognized income tax expense of $0.3 million on pre-tax earnings of $2.7 million, reflecting an effective tax rate of 12.3%.

Loss from continuing operations for the quarter ended September 30, 2023 was $5.7 million, compared with earnings of $2.4 million for the quarter ended October 1, 2022. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.05 for the quarter ended September 30, 2023, compared with a diluted earnings per share of $0.01 for the quarter ended October 1, 2022.

We recognized a loss from discontinued operations of $140.1 million (diluted loss per share of $1.21) for the quarter ended September 30, 2023, compared with $14.3 million (diluted loss per share of $0.13) for the quarter ended October 1, 2022. The increase in the loss from discontinued operations reflected the estimated pre-tax loss on the divestiture of Frozen Fruit of $118.8 million recognized in the third quarter of 2023, compared with a pre-tax loss on the divestiture of Sunflower of $23.2 million recorded in the third quarter of 2022. In addition, the increase in the loss from discontinued operations reflected a period-over-period decrease in the gross profit of Frozen Fruit prior to the divestiture due to lower sales and production volumes as a result of softer retail consumption trends and lost foodservice distribution, together with inventory reserves recognized in connection with the divestiture.

SUNOPTA INC.	30	September 30, 2023 Form 10-Q

We realized a loss attributable to common shareholders of $146.2 million (diluted loss per share of $1.26) for the quarter ended September 30, 2023, compared with a loss attributable to common shareholders of $12.7 million (diluted loss per share of $0.12) for the quarter ended October 1, 2022. Loss attributable to common shareholders included dividends and accretion on our Series B-1 preferred stock of $0.4 million and $0.8 million in the third quarters of 2023 and 2022, respectively.

On a consolidated basis, adjusted loss for the quarter ended September 30, 2023 was $3.0 million, or $0.03 loss per diluted share, compared with adjusted earnings of $2.7 million, or $0.02 earnings per diluted share, for the quarter ended October 1, 2022. For the quarter ended September 30, 2023, adjusted earnings from continuing operations were $0.5 million, or $0.00 earnings per diluted share, compared with adjusted earnings of $2.4 million, or $0.02 earnings per diluted share, for the quarter ended October 1, 2022.

On a consolidated basis, adjusted EBITDA decreased $3.5 million, or 15.9%, for the quarter ended September 30, 2023 to $18.6 million, compared with $22.1 million for the quarter ended October 1, 2022. Adjusted EBITDA from continuing operations increased $1.4 million, or 8.1%, to $19.1 million for the quarter ended September 30, 2023, compared with $17.7 million for the quarter ended October 1, 2022.

Adjusted earnings (loss) and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the "Consolidated Results of Operations for the Quarters Ended September 30, 2023 and October 1, 2022" table for a reconciliation of adjusted earnings (loss) and adjusted EBITDA from net earnings (loss), which we consider to be the most directly comparable U.S. GAAP financial measure.

Rollforward of Revenue, Gross Profit and Operating Income

For the quarter ended	September 30, 2023	October 1, 2022	Change	% Change

Revenues	$152,541	$144,023	$8,518	5.9%
Gross profit	20,268	25,132	(4,864)	-19.4%
Gross margin	13.3%	17.4%		-4.1%

Operating income	$1,482	$6,592	$(5,110)	-77.5%
Operating margin	1.0%	4.6%		-3.6%

Revenues

The table below explains the $8.5 million increase in revenues from $144.0 million for the third quarter of 2022 to $152.5 million for the third quarter of 2023:

Revenues for the quarter ended October 1, 2022	$144,023
Sales volume growth for oat milks and creamers, 330-milliliter protein shakes, and teas, partially offset by softer demand for almond beverages	10,101
Higher sales volumes for fruit snacks and smoothie bowls	4,206
Lower external sales of plant-based ingredients due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base	(5,789)
Revenues for the quarter ended September 30, 2023	$152,541

SUNOPTA INC.	31	September 30, 2023 Form 10-Q

Gross Profit

The table below explains the $4.8 million decrease in gross profit of from $25.1 million for the third quarter of 2022 to $20.3 million for the third quarter of 2023:

Gross profit for the quarter ended October 1, 2022	$25,132
Increase in start-up costs related to capital expansion projects	(4,195)
Incremental depreciation related to capital expansion projects	(2,307)
Impact of sales volume growth and increased internal use of oat base to support our beverage business, partially offset by higher manufacturing costs	1,638
Gross profit for the quarter ended September 30, 2023	$20,268

Operating Income

The table below explains the $5.1 million decrease in operating income from $6.6 million for the third quarter of 2022 to $1.5 million for the third quarter of 2023:

Operating income for the quarter ended October 1, 2022	$6,592
Decrease in gross profit, as explained above	($4,864)
Higher business development and employee severance costs in connection with the divestiture of Frozen Fruit and related consolidation of our continuing operations, partially offset by lower employee incentive compensation accruals based on performance	(1,270)
Lower variable stock-based compensation expense based on performance	1,024
Operating income for the quarter ended September 30, 2023	$1,482

Outlook for the Fourth Quarter of 2023

We expect sequential and year-over-year revenue growth from our continuing operations in the fourth quarter of 2023 as we continue to ramp-up production of protein shakes and teas at our Midlothian, Texas, facility, and deliver on new business. In addition, we expect to be producing at near to full capacity on our new fruit snack extrusion line by the end of the fourth quarter of 2023 in order to address unfilled category demand. We anticipate sequential and year-over-year improvements in the gross margin profile of our continuing operations in the fourth quarter of 2023, with higher production volumes and improved plant utilization more than offsetting manufacturing cost increases. The statements in this paragraph are forward-looking statements. See "Forward-Looking Statements" above. Various factors could adversely impact our ability to meet these forward-looking expectations, including the impact of current economic conditions on consumer buying behavior and demand for our products; our ability to successfully ramp up production at our Midlothian, Texas facility and on our new fruit snacks extrusion line; our ability to successfully commercialize new business; and other factors described above under "Forward-Looking Statements."

SUNOPTA INC.	32	September 30, 2023 Form 10-Q

Consolidated Results of Operations for the Three Quarters Ended September 30, 2023 and October 1, 2022

	September 30, 2023	October 1, 2022	Change	Change
For the three quarters ended	$	$	$	%

Revenues	448,673	431,605	17,068	4.0%
Cost of goods sold	385,697	355,691	30,006	8.4%

Gross profit	62,976	75,914	(12,938)	-17.0%

Gross margin(1)	14.0%	17.6%		-3.6%

Operating expenses
Selling, general and administrative expenses	58,403	58,864	(461)	-0.8%
Intangible asset amortization	1,338	1,338	-	0.0%
Other expense (income), net	(20)	1,408	(1,428)	*
Foreign exchange loss (gain)	44	(208)	252	*
Total operating expenses	59,765	61,402	(1,637)	-2.7%

Operating income	3,211	14,512	(11,301)	-77.9%

Interest expense, net	19,391	8,844	10,547	119.3%

Earnings (loss) from continuing operations before income taxes	(16,180)	5,668	(21,848)	*
Income tax expense	3,978	1,360	2,618	192.5%

Earnings (loss) from continuing operations	(20,158)	4,308	(24,466)	*
Loss from discontinued operations	(143,126)	(10,203)	(132,923)	-1302.8%

Net loss(2),(3)	(163,284)	(5,895)	(157,389)	-2669.9%
Dividends and accretion on preferred stock	(1,552)	(2,279)	727	31.9%

Loss attributable to common shareholders(4)	(164,836)	(8,174)	(156,662)	-1916.6%

* Percentage not meaningful due to figures being positive and negative.

(1) The following table presents a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended September 30, 2023 and October 1, 2022" table regarding the use of this non-GAAP measure).

For the three quarters ended	September 30, 2023	October 1, 2022
Reported gross margin	14.0%	17.6%
Start-up costs(a)	3.6%	0.3%
Adjusted gross margin	17.7%	17.9%

Note: percentages may not add due to rounding.

(a) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For the first three quarters of 2023, start-up costs included in cost of goods sold related to the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, and the start-up of new extrusion and high-speed packaging lines at our fruit snacks facility in Omak, Washington. For the third quarter of 2022, start-up costs included in cost of goods sold related to the hiring and training of new employees for the Midlothian facility, together with the integration of the acquired Dream and West Life brands.

(2) The following table presents a reconciliation of adjusted earnings (loss) from net earnings (loss), which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended September 30, 2023 and October 1, 2022" table regarding the use of this non-GAAP measure).

SUNOPTA INC.	33	September 30, 2023 Form 10-Q

	Continuing		Discontinued
	Operations		Operations		Consolidated
		Per Share		Per Share		Per Share
For the three quarters ended	$	$	$	$	$	$
September 30, 2023
Net loss	(20,158)		(143,126)		(163,284)
Dividends and accretion on preferred stock	(1,552)		-		(1,552)
Loss attributable to common shareholders	(21,710)	(0.19)	(143,126)	(1.26)	(164,836)	(1.45)
Adjusted for:
Loss on divestiture of discontinued operations(a)	-		118,795		118,795
Inventory reserves and impairment charges(b)	-		17,864		17,864
Start-up costs(c)	17,855		-		17,855
Product recall costs, net of insurance recoveries(d)	-		2,500		2,500
Business development costs(e)	2,390		-		2,390
Severance costs(f)	897		-		897
Other(g)	(20)		519		499
Net income tax on adjusting items(h)	-		-		-
Change in valuation allowance for deferred tax assets(i)	3,978		-		3,978
Adjusted earnings (loss)	3,390	0.03	(3,448)	(0.03)	(58)	(0.00)

October 1, 2022
Net earnings (loss)	4,308		(10,203)		(5,895)
Dividends and accretion on preferred stock	(2,279)		-		(2,279)
Earnings (loss) attributable to common shareholders	2,029	0.02	(10,203)	(0.09)	(8,174)	(0.08)
Adjusted for:
Loss on divestiture of discontinued operations(a)	-		31,468		31,468
Sale of frozen fruit processing facility(j)	-		(2,544)		(2,544)
Start-up costs(c)	1,329		-		1,329
Business development costs(e)	874		-		874
Exit from fruit ingredient processing facility(k)	577		-		577
Other(g)	831		(64)		767
Net income tax on adjusting items(h)	(949)		(16,414)		(17,363)
Adjusted earnings	4,691	0.04	2,243	0.02	6,934	0.06

(a) For the first three quarters of 2023, reflects the estimated pre-tax loss on the divestiture of Frozen Fruit which is recorded in loss from discontinued operations. For the first three quarters of 2022, reflects the pre-tax loss on the divestiture of Sunflower of $23.2 million, together with a loss of $8.2 million on the settlement of the purchase price allocation related to the 2020 divestiture of our global ingredients business, Tradin Organic, which are recorded in loss from discontinued operations.

(b) For the first three quarters of 2023, reflects inventory reserves and impairment charges on equipment and operating lease right-of-use assets recognized in connection with the divestiture of Frozen Fruit, which are recorded in loss from discontinued operations.

(c) For the first three quarters of 2023, start-up costs included the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, the start-up of new extrusion and high-speed packaging lines at our fruit snacks facility in Omak, Washington, and professional fees related to productivity initiatives within our manufacturing operations, which were recorded in cost of goods sold ($16.3 million) and SG&A expenses ($1.5 million). For the first three quarters of 2022, start-up costs mainly related to the hiring and training of new employees for the Midlothian facility, and the integration of the Dream and West Life brands, which were recorded in cost of goods sold ($1.2 million) and SG&A expenses ($0.1 million).

(d) Reflects the self-insured retention amount under our insurance policies related to the recall of specific frozen fruit products initiated in the second quarter of 2023, which is recorded in loss from discontinued operations.

SUNOPTA INC.	34	September 30, 2023 Form 10-Q

(e) Represents third-party costs associated with business development activities, which are inclusive of costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. For the first three quarters of 2023, business development costs related to the divestiture of Frozen Fruit, and, for the first three quarters of 2022, these costs related to the divestitures of Frozen Fruit and Sunflower, together with our inaugural Investor Day held in June 2022. These costs were recorded in SG&A expenses.

(f) For the first three quarters of 2023, reflects employee severance costs accrued in connection with the consolidation of our continuing operations following the divestiture of Frozen Fruit, which are recorded in SG&A expenses.

(g) Other includes reserves for legal settlements and gains and loss on the disposal of assets, which are recorded in other income/expense and loss from discontinued operations.

(h) Reflects the tax effect of the preceding adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment, net of deferred tax valuation allowances. In addition, for the first three quarters of 2022, reflects $11.0 million of tax benefits resulting from the settlement of the purchase price allocation related to the divestiture of Tradin Organic.

(i) For the first three quarters, reflects an increase to the valuation allowance for U.S. deferred tax assets recognized in the second quarter of 2023, based on an assessment of the future realizability of the related tax benefits.

(j) For the first three quarters of 2022, reflects the gain on sale in August 2022 of a previously owned frozen fruit processing facility, net of exit costs, which is recorded in loss from discontinued operations.

(k) For the first three quarters of 2022, reflects exit costs related to a former fruit ingredient processing facility, which are recorded in other expense.

(3) The following table presents a reconciliation of adjusted EBITDA from net earnings (loss), which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended September 30, 2023 and October 1, 2022" table regarding the use of this non-GAAP measure).

	Continuing	Discontinued
	Operations	Operations	Consolidated
For the three quarters ended	$	$	$
September 30, 2023
Net loss	(20,158)	(143,126)	(163,284)
Income tax expense (benefit)	3,978	(636)	3,342
Interest expense, net	19,391	1,392	20,783
Depreciation and amortization	22,873	8,861	31,734
Stock-based compensation	8,989	-	8,989
Adjusted for:
Loss on divestiture of discontinued operations(a)	-	118,795	118,795
Inventory reserves and impairment charges(b)	-	17,864	17,864
Start-up costs(c)	17,855	-	17,855
Product recall costs, net of insurance recoveries(d)	-	2,500	2,500
Business development costs(e)	2,390	-	2,390
Severance costs(f)	897	-	897
Other(g)	(20)	519	499
Adjusted EBITDA	56,195	6,169	62,364

SUNOPTA INC.	35	September 30, 2023 Form 10-Q

	Continuing	Discontinued
	Operations	Operations	Consolidated
For the three quarters ended	$	$	$
October 1, 2022
Net earnings (loss)	4,308	(10,203)	(5,895)
Income tax expense (benefit)	1,360	(15,978)	(14,618)
Interest expense, net	8,844	1,160	10,004
Depreciation and amortization	16,828	11,687	28,515
Stock-based compensation	9,691	-	9,691
Adjusted for:
Loss on divestiture of discontinued operations(a)	-	31,468	31,468
Sale of frozen fruit processing facility(j)	-	(2,544)	(2,544)
Start-up costs(c)	1,329	-	1,329
Business development costs(e)	874	-	874
Exit from fruit ingredient processing facility(k)	577	-	577
Other(g)	831	(64)	767
Adjusted EBITDA	44,642	15,526	60,168

(a)-(k) Refer to footnote (2) above.

(4) Refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended September 30, 2023 and October 1, 2022" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the three quarters ended September 30, 2023 increased by 4.0% to $448.7 million from $431.6 million for the three quarters ended October 1, 2022. The change in revenues from the first three quarters of 2022 to the first three quarters of 2023 was due to the following:

	$	%
2022 revenues	431,605
Price	19,558	4.5%
Volume/Mix	(2,490)	-0.6%
2023 revenues	448,673	4.0%

Note: percentages may not add due to rounding.

For the three quarters ended September 30, 2023, the 4.0% increase in revenues reflected a 4.5% increase in pricing mainly reflecting the wrap-around benefit of pricing actions taken with customers in 2022 to offset inflationary cost increases, partially offset by an unfavorable volume/mix impact of 0.6%. The unfavorable volume/mix reflected lower external sales of plant-based ingredients due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base, together with softer demand for almond beverages and lower sales volumes of everyday broths, partially offset by sales volume growth for oat milks and creamers, 330-milliliter protein shakes, and teas, together with higher sales volumes for fruit snacks.

Gross profit decreased $12.9 million, or 17.0%, to $63.0 million for the three quarters ended September 30, 2023, compared with $75.9 million for the three quarters ended October 1, 2022. Gross margin for the three quarters ended September 30, 2023 was 14.0% compared to 17.6% for the three quarters ended October 1, 2022, a decrease of 360 basis points.

In the first three quarters of 2023, we incurred start-up costs included in cost of goods sold of $16.3 million (3.6% gross margin impact) related to our new plant in Midlothian, Texas, and new extrusion and high-speed packaging lines at our fruit snacks facility in Omak, Washington, compared with $1.2 million (0.3% gross margin impact) of start-up costs incurred in the first three quarters of 2022. Excluding the impact of these costs, adjusted gross margin for the three quarters ended September 30, 2023 was 17.7% compared to 17.9% for the three quarters ended October 1, 2022, a decrease of 20 basis points. See footnote (1) to the "Consolidated Results of Operations for the Three Quarters Ended September 30, 2023 and October 1, 2022" table for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

SUNOPTA INC.	36	September 30, 2023 Form 10-Q

The 20-basis point decrease in adjusted gross margin reflected the impact of incremental depreciation of new production equipment for capital expansion projects ($6.4 million or 1.7% gross margin impact), together with the negative impacts of higher manufacturing costs and lower production volumes and plant utilization, largely offset by the wrap-around benefit of pricing actions taken in 2022 to recover input cost inflation, together with a favorable mix shift in our plant-based ingredient operations, with increased internal use of oat base to support our beverage business and lower external sales.

Operating income decreased $11.3 million to $3.2 million for the three quarters ended September 30, 2023, compared with $14.5 million for the three quarters ended October 1, 2022. The decrease in operating income reflected lower gross profit, as described above, together with higher business development and employee severance costs in connection with the divestiture of Frozen Fruit and related consolidation of our continuing operations, partially offset by lower employee incentive compensation accruals and variable stock-based compensation expense based on performance.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense increased by $10.6 million to $19.4 million for the three quarters ended September 30, 2023, compared with $8.8 million for the three quarters ended October 1, 2022, resulting from an increase in outstanding debt to finance capital expansion projects, together with the impact of higher interest rates.

For the three quarters ended September 30, 2023, we recognized income tax expense of $4.0 million on a pre-tax loss of $16.2 million, reflecting the recognition of a full valuation allowance against U.S. deferred tax assets in the second quarter of 2023, based on our assessment that the related tax benefits were no longer more likely than not to be realized in the future. For the three quarters ended October 1, 2022, we recognized income tax expense of $1.4 million on pre-tax earnings of $5.7 million, reflecting an effective tax rate of 24.0%.

Loss from continuing operations for the three quarters ended September 30, 2023 was $20.2 million, compared with earnings of $4.3 million for the three quarters ended October 1, 2022. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.19 for the three quarters ended September 30, 2023, compared with a diluted earnings per share of $0.02 for the three quarters ended October 1, 2022.

We recognized a loss from discontinued operations of $143.1 million (diluted loss per share of $1.26) for the three quarters ended September 30, 2023, compared with $10.2 million (diluted loss per share of $0.09) for the three quarters ended October 1, 2022. The increase in the loss from discontinued operations reflected the estimated pre-tax loss on the divestiture of Frozen Fruit of $118.8 million recognized in the third quarter of 2023, compared with a pre-tax loss on the divestiture of Sunflower of $23.2 million recorded in the third quarter of 2022, together with an $8.2 million loss on the settlement of the purchase price allocation related to the 2020 divestiture of our global ingredients business, Tradin Organic. In addition, the increase in the loss from discontinued operations reflected a period-over-period decrease in the gross profit of Frozen Fruit prior to the divestiture due to lower sales and production volumes as a result of softer retail consumption trends and lost foodservice distribution, together with inventory reserves recognized in connection with the divestiture.

We realized a loss attributable to common shareholders of $164.8 million (diluted loss per share of $1.45) for the three quarters ended September 30, 2023, compared with a loss attributable to common shareholders of $8.2 million (diluted loss per share of $0.08) for the three quarters ended October 1, 2022. Loss attributable to common shareholders included dividends and accretion on our Series B-1 preferred stock of $1.6 million and $2.3 million in the first three quarters of 2023 and 2022, respectively.

On a consolidated basis, adjusted loss for the three quarters ended September 30, 2023 was $0.1 million, or $0.00 loss per diluted share, compared with adjusted earnings of $6.9 million, or $0.06 earnings per diluted share, for the three quarters ended October 1, 2022. For the three quarters ended September 30, 2023, adjusted earnings from continuing operations were $3.4 million, or $0.03 earnings per diluted share, compared with adjusted earnings of $4.7 million, or $0.04 earnings per diluted share, for the three quarters ended October 1, 2022.

On a consolidated basis, adjusted EBITDA increased $2.2 million, or 3.6%, for the three quarters ended September 30, 2023 to $62.4 million, compared with $60.2 million for the three quarters ended October 1, 2022. Adjusted EBITDA from continuing operations increased $11.6 million, or 25.9%, to $56.2 million for the three quarters ended September 30, 2023, compared with $44.6 million for the three quarters ended October 1, 2022.

SUNOPTA INC.	37	September 30, 2023 Form 10-Q

Adjusted earnings (loss) and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the "Consolidated Results of Operations for the Three Quarters Ended September 30, 2023 and October 1, 2022" table for a reconciliation of adjusted earnings (loss) and adjusted EBITDA from net earnings (loss), which we consider to be the most directly comparable U.S. GAAP financial measure.

Rollforward of Revenue, Gross Profit and Operating Income

For the three quarters ended	September 30, 2023	October 1, 2022	Change	% Change

Revenues	$448,673	$431,605	$17,068	4.0%
Gross profit	62,976	75,914	(12,938)	-17.0%
Gross margin	14.0%	17.6%		-3.6%

Operating income	$3,211	$14,512	$(11,301)	-77.9%
Operating margin	0.7%	3.4%		-2.7%

Revenues

The table below explains the $17.1 million increase in revenues from $431.6 million for the first three quarters of 2022 to $448.7 million for the first three quarters of 2023:

Revenues for the three quarters ended October 1, 2022	$431,605
Wrap-around benefit of pricing actions taken in 2022 to offset input cost inflation, together with sales volume growth for oat milks and creamers, 330-milliliter protein shakes and teas, partially offset by softer demand for almond beverages and lower sales volumes of everyday broths	26,849
Higher sales volumes for fruit snacks and smoothie bowls	11,872
Lower external sales of plant-based ingredients due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base	(21,653)
Revenues for the three quarters ended September 30, 2023	$448,673

Gross Profit

The table below explains the $12.9 million decrease in gross profit of from $75.9 million for the first three quarters of 2022 to $63.0 million for the first three quarters of 2023:

Gross profit for the three quarters ended October 1, 2022	$75,914
Increase in start-up costs related to capital expansion projects	(15,156)
Incremental depreciation related to capital expansion projects	(6,396)
Higher sales pricing and increased internal use of oat base to support our beverage business, partially offset by higher manufacturing costs, together with the impact of lower production volumes and plant utilization	8,614
Gross profit for the three quarters ended September 30, 2023	$62,976

SUNOPTA INC.	38	September 30, 2023 Form 10-Q

Operating Income

The table below explains the $11.3 million decrease in operating income from $14.5 million for the first three quarters of 2022 to $3.2 million for the first three quarters of 2023:

Operating income for the three quarters ended October 1, 2022	$14,512
Decrease in gross profit, as explained above	($12,938)
Lower employee incentive compensation accruals based on performance, partially offset by higher business development and employee severance costs in connection with the divestiture of Frozen Fruit and related consolidation of our continuing operations	935
Lower variable stock-based compensation expense based on performance	702
Operating income for the three quarters ended September 30, 2023	$3,211

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

In connection with our efforts to extend payment terms with our major suppliers to enhance cash flows, we facilitate our own voluntary supplier finance program through a third-party financial institution, by which a participating supplier may elect to sell an invoice to the financial institution in order to be paid earlier than the contractual payment terms provide (see note 6 to the unaudited consolidated financings statements included in this report.) Additionally, we are financing certain other purchases of goods and services through extended payables facilities, by which third-party intermediaries settle the supplier invoice on the contractual due date, and we pay the intermediaries the face amount of the invoice, together with interest, at a later date (see note 7 to the unaudited consolidated financial statements included in this report.)

On December 31, 2020, we entered into a five-year credit agreement, as amended, for a senior secured asset-based revolving credit facility in the maximum aggregate principal amount of $250 million, subject to borrowing base capacity. As at September 30, 2023, we had outstanding borrowings under the revolving credit facility of $139.9 million (December 31, 2022 - $137.3 million), including a $12.5 million first-in-last-out ("FILO") term loan (December 31, 2022 - $20.0 million), and available borrowing capacity of approximately $39 million (January 1, 2022 - $50 million). Commencing with the first quarter of 2023, we are making amortization payments on the principal amount of the FILO term loan of $2.5 million each quarter, with the remaining amount payable at the maturity thereof on April 15, 2024.

In October 2023, we utilized a portion of the cash proceeds from the divestiture of Frozen Fruit to reduce the outstanding borrowings under our revolving credit facility by $74.7 million, which increased our available borrowing capacity to approximately $52 million.

The credit agreement also provided a five-year, up to $75 million delayed draw term loan, to be used for capital expenditures, which could be drawn upon up to March 31, 2023. As at March 31, 2023, we had utilized $57.0 million on the term loan facility to partially finance the purchase of equipment for our new plant-based beverage facility in Midlothian, Texas, as well as certain other equipment purchases. Commencing in March 2023, we are repaying the term loan facility in monthly installments of $0.7 million, with the remaining amount payable at the maturity thereof on December 31, 2025. As at September 30, 2023, the principal amount outstanding under the term loan facility was $52.3 million (December 31, 2022 - $43.7 million).

For the three quarters ended September 30, 2023, the weighted-average interest rate on all outstanding borrowings under our asset-based credit facilities was 7.21% (October 1, 2022 - 3.83%), reflecting increases in short-term interest rates.

For more information on our asset-based credit facilities, see note 8 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	39	September 30, 2023 Form 10-Q

As at September 30, 2023, we had outstanding finance lease liabilities of $113.3 million (December 31, 2022 - $124.1 million), with a weighted-average implicit interest rate of 8.05% and a weighted-average remaining lease term of 3.1 years. Additions to finance leases in the first three quarters of 2023 were related to the final buildout of our Midlothian, Texas, facility, and the additions of new extrusion and high-speed packaging lines at our fruit snacks facility in Omak, Washington. For more information on our operating and finance lease obligations, including maturity dates, see note 5 to the unaudited consolidated financial statements included in this report.

As at September 30, 2023, our subsidiary, SunOpta Foods Inc. ("SunOpta Foods") had 15,000 shares of Series B-1 preferred stock issued and outstanding. The Series B-1 preferred stock currently has a liquidation preference of approximately $1,015 per share and is exchangeable into shares of our common stock at an exchange price of $2.50 per share, which presently equates to approximately 6,089,333 common shares. Cumulative preferred dividends accrue daily on the Series B-1 preferred stock at an annualized rate of 8.0% of the liquidation preference, which equates to quarterly dividend distributions of approximately $0.3 million. At any time, the holders of the Series B-1 preferred stock may elect to exchange their shares of Series B-1 preferred stock into shares of our common stock. In addition, since April 24, 2023, SunOpta Foods may cause the holders of the Series B-1 Preferred Stock to exchange all of their shares of Series B-1 preferred stock into shares of our common stock if the volume-weighted average trading price of our common shares during the then preceding 20 trading day period is greater than 200% of the $2.50 exchange price per share.

For more information on the Series B-1 preferred stock, see note 9 to the unaudited consolidated financial statements included in this report.

We estimate cash expenditures of approximately $45 million on identified capital projects in fiscal 2023, including $38.7 million spent in the first three quarters of 2023 (including $1.5 million related to discontinued operations). Cash expenditures on continuing operations mainly related to the completion of our Midlothian, Texas, facility. We funded our cash expenditures in the first three quarters of 2023 using our term loan facility, together with cash advances under finance leases and our revolving credit facility. In addition, $9.7 million of finance leases commenced in the first three quarters of 2023, related to the new extrusion and high-speed packaging lines at our fruit snacks facility in Omak, Washington.

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

Cash Flows

Summarized cash flow information for the periods ended September 30, 2023 and October 1, 2022 is as follows:

	For the quarter ended			For the three quarters ended
	September 30, 2023	October 1, 2022	Change	September 30, 2023	October 1, 2022	Change
	$	$	$	$	$	$
Net cash flows provided by (used in):
Continuing operations:
Operating activities	(25,853)	9,339	(35,192)	(8,385)	23,419	(31,804)
Investing activities	(4,716)	(37,281)	32,565	(37,272)	(94,560)	57,288
Financing activities	30,573	27,942	2,631	45,661	77,466	(31,805)
Discontinued operations	2,559	(94)	2,653	2,861	(6,093)	8,954

SUNOPTA INC.	40	September 30, 2023 Form 10-Q

Operating Activities of Continuing Operations

Cash used in operating activities of continuing operations increased $35.2 million and $31.8 million from the third quarter and first three quarters of 2022 to the comparable periods of 2023. The increases in cash used mainly reflected the impact of start-up costs related to our Midlothian, Texas, facility, and higher cash interest expense on borrowings to finance capital expenditures, together with increases in working capital in the third quarter and first three quarters of 2023, mainly due to the timing of receivables and payables, partially offset by higher inventory purchases in the third quarter and first three quarters of 2022 to support our fruit snacks operations.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations decreased $32.6 million and $57.3 million from the third quarter and first three quarters of 2022 to the comparable periods of 2023. The year-over-year decreases in investing cash outflows reflected the completion of certain major capital projects, including the construction of our new plant-based beverage facility in Midlothian, Texas.

Financing Activities of Continuing Operations

Cash provided by financing activities of continuing operations increased $2.6 million from the third quarter of 2022 to the third quarter of 2023, and decreased $31.8 million from the first three quarters of 2022 to the first three quarters of 2023. The year-over-year movements in financing cash flows mainly reflected increased borrowings under our revolving credit facilities to fund changes in working capital and capital expenditures in the third quarter and first three quarters of 2023, together with net proceeds from notes payable associated with our use of extended payables facilities, offset by net repayments of long-term debt as capital projects are completed.

Discontinued Operations

Net cash provided by discontinued operations increased $2.7 million and $9.0 million in the third quarter and first three quarters of 2023, respectively, which reflected lower period-over-period purchases of frozen fruit inventory to align with demand. In addition, in the third quarter and first three quarters of 2022, cash provided by investing activities of discontinued operations included net proceeds of $16.1 million received on the sale of a frozen fruit processing facility, partially offset in the first three quarters of 2022 by a $6.3 million payment in settlement of the purchase price allocation and other post-closing matters related to the 2020 divestiture of Tradin Organic.

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

SUNOPTA INC.	41	September 30, 2023 Form 10-Q

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. As a result of the material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, our disclosure controls and procedures were not effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

Other than the actions taken under "Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting" discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	42	September 30, 2023 Form 10-Q

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

Item 6. Exhibits

The following exhibits are included as part of this report.

Exhibit	Description

2.1	Asset Purchase Agreement, dated as of October 12, 2023, among SunOpta Inc., Sunrise Growers Mexico, S. de R.L. de C.V., SunOpta Mx, S.A. de C.V., Sunrise Growers, Inc., Nature's Touch Frozen Fruits, LLC and Natures Touch Mexico, S. de R.L. de C.V. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 17, 2023).

10.1†	Executive Employment Agreement made as of October 11, 2023 between Greg Gaba and SunOpta Inc. (incorporated by reference to the Company's Current Report on Form 8-K filed on October 17, 2023).

31.1*	Certification by Joseph D. Ennen, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Greg Gaba, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Joseph D. Ennen, Chief Executive Officer, and Greg Gaba, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	43	September 30, 2023 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 9, 2023	/s/ Greg Gaba
Greg Gaba
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	44	September 30, 2023 Form 10-Q