Form 10-K
period 2023-12-30
SunOpta Inc.
filed 2024-02-28
CIK 351834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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
Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officer during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price of $6.69 as reported on the NASDAQ Global Select Market for the registrant's common shares on July 1, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $650 million. Common shares beneficially owned by Oaktree Capital Group, LLC and held by reporting directors and officers of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding as of February 23, 2024 was 116,033,695.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.

FORM 10-K

For the year ended December 30, 2023

SUNOPTA INC.	1	December 30, 2023 Form 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended December 30, 2023 ("Form 10-K") to "SunOpta," the "Company," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated.

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; our expectations regarding the future profitability of our business, including anticipated results of operations, revenue trends, and gross margin profile; the expected impact of the inflationary cost environment on our business, including raw material, packaging, labor, energy, fuel and transportation costs; the expected impact of pricing actions on sales volumes and gross margins; the expected impact of cost containment measures and productivity initiatives; our expectations regarding customer demand, consumer preferences, competition, sales pricing, availability and pricing of raw material inputs, and timing and cost to complete capital expansion projects; our ability to successfully execute on our capital investment plans, and the viability of those plans; disruptions or inefficiencies in the supply chain; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of debt, working capital needs, planned capital expenditures; and our ability to obtain additional financing or issue additional debt or equity securities; our intentions related to the potential sale of selected businesses, operations, or assets; our estimates for losses and related insurance recoveries associated with the recall of specific frozen fruit products initiated in the second quarter of 2023; the outcome of litigation to which we may, from time to time, be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the impact of global economic conditions, including inflation, interest rates, and energy availability; the potential for economic disruption due to geopolitical events and health crises; our ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; issues affecting our supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; labor shortages, employee turnover, and labor cost increases; business interruptions due to weather events, natural disasters, other unexpected events or public health crises; the potential loss of one or more of our key customers; our ability to identify, interpret and react to changes in consumer preferences and demand; our ability to effectively respond to competitive factors, including product innovations of our competitors; a failure to realize some or all of the anticipated benefits from our capital investment plans; a failure to successfully integrate or divest businesses, operations, or assets; impairments of long-lived assets or goodwill; a failure of our internal control over financial reporting; occurrence of product recall and withdrawal events; results of litigation and other legal proceedings; changes in government regulations and policies; infringements of our intellectual property; risks associated with our information technology systems, including the threat of data breaches and cyber-attacks; the impacts of severe weather events, natural disasters, and climate change on the supply and cost of raw and packaging materials, as well as energy, fuel and water; the availability and pricing of non-GMO and organic ingredients; global economic and financial conditions on availability of financing and interest rates; the effects of increased debt levels and service obligations on our ability to borrow or the cost of any such additional borrowing on our ability to react to certain economic and industry conditions; and other risks described herein under Part I, Item 1A "Risk Factors."

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

SUNOPTA INC.	2	December 30, 2023 Form 10-K

PART I

Item 1. Business

The Company

SunOpta Inc. was organized under the laws of Canada in 1973. We operate as a manufacturer for leading natural and private label brands and also produce our own propriety brands, including SOWN®, Dream® and West Life™. The core of our product portfolio is a range of plant-based beverages, including oat, almond, soy, coconut and rice milks and creamers, which have a favorable climate profile relative to traditional dairy milks in terms of lower carbon emissions and water usage. Our plant-based offerings include non-genetically modified ("non-GMO"), organic, and gluten-free products. Our consumer products portfolio also includes protein shakes, teas, broths, and fruit snacks. In October 2023, we completed the divestiture of our commodity-based frozen fruit business ("Frozen Fruit"), in order to focus on value-add products in plant-based and healthy snack categories (see below - "Divestiture of Frozen Fruit").

We sell our products through various distribution channels including private label products to retail customers; branded products under co-manufacturing agreements to other branded food companies for their distribution; and our own branded products to retail and foodservice customers. In addition, we also produce liquid and dry ingredients for internal use and for sale to other food and beverage manufacturers.

Our employees and production facilities are principally located in the U.S., as well as Canada. Our corporate headquarters is located in Eden Prairie, Minnesota, together with our innovation center and pilot plant.

Divestiture of Frozen Fruit

On October 12, 2023, we completed the sale of certain assets and liabilities of Frozen Fruit, which included owned facilities of Frozen Fruit located in Edwardsville, Kansas, and Jacona, Mexico. In December 2023, we completed the liquidation of a leased frozen fruit facility located in Oxnard, California. These transactions represent our exit from the processing, packaging and selling of individually quick frozen fruit for retail, foodservice and industrial applications and completes our strategic optimization plan for our non-core, commodity-based businesses, which included the divestiture of our sunflower business ("Sunflower") in October 2022. Frozen Fruit and Sunflower have been classified as discontinued operations.

Customers and Competition

We sell our products through various distribution channels, including foodservice operators, grocery retailers and club stores, branded food companies, and food manufacturers, located principally in the U.S. We generally conduct our business with customers based on purchase orders or pursuant to contracts that are terminable by either party following a designated notice period. However, some of our contracts may extend for several years and/or include volume purchase commitments. A relatively limited number of customers account for a large percentage of our revenues. In 2023, our ten largest customers accounted for approximately 80% of our revenues from continuing operations.

We compete with major branded and private-label food manufacturers that have significantly greater resources and brand recognition than we do. However, we believe that the strategic locations of our manufacturing and distribution facilities, our in-house processing and packaging capabilities, and our innovation center and pilot plant, allows us to compete effectively. For sales of private label and co-manufactured products, the principal competitive factors are product quality, reliability of service, innovation, and price. For sales of our own branded products, the principal competitive factors are consumer brand recognition and loyalty, product quality, promotion, and price.

Raw Materials

Our raw materials primarily consist of ingredients and packaging materials. Principal ingredients used in our products include oats, almonds, soybeans, coconut, apple and sugar. For critical raw materials, we identify and qualify alternate sources of supply, where possible. Ingredients are subject to fluctuations in market price caused by weather, growing and harvesting conditions, market conditions, including inflationary cost increases, and other factors beyond our control. Where possible, we mitigate market price volatility by entering into annual purchase arrangements with our suppliers and by incorporating pass-through pricing adjustment clauses into our contracts with customers. The costs of raw materials used in our products also fluctuate due to energy costs, fuel prices, labor availability, and freight and storage demand. Volatility in the cost of our raw materials can adversely affect our performance, as price changes may lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material costs due to competitive pressures.

SUNOPTA INC.	3	December 30, 2023 Form 10-K

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

Seasonality

Overall, the demand for most of our products does not typically fluctuate significantly in any particular season; however, broth sales are generally higher in the first and fourth quarters of each year.

Product Development

Our 24,000 square foot innovation center and pilot plant located in Eden Prairie, Minnesota, supports our product development team of 21 highly trained and experienced food scientists and technologists that are dedicated to the development of innovative food and beverage offerings and addressing product development opportunities for our customers. These opportunities include new and custom formulations, innovations in packaging formats, and new production processes and applications. Applications and technical support provided to our customers include all aspects of product development from concept to commercial launch, as well as ongoing manufacturing and processing support.

Trademarks

We market our own consumer brands under trademarks that we own, including SOWN, Dream and West Life. While we consider these trademarks to be valuable to the marketing and sale of our proprietary brands, we do not consider any trademark to be of such material importance that its absence would cause a material disruption of our business.

Human Capital

Our Human Capital Management strategy is based on our goal of "Putting the YOU in SunOpta." We develop employee programs, benefits, and compensation to align with four pillars of well-being: physical, financial, social, and emotional. Examples of these initiatives are:

  Offering a competitive compensation and benefit package that includes "choices" for each employee to select which works best for them. Our comprehensive benefits package includes health insurance, company-paid life, accident, and disability insurance, 401(k), employee stock purchase plan, paid time off, paid parental and maternity leave programs, flexible schedules, and a tuition reimbursement program. In 2023, we implemented two additional paid personal holidays for our regular, full-time employees called "You Days," which can be taken in recognition of an employee's birthday and work anniversary date. In addition, we added a mental health benefit that provides faster access to care at the individual level of need for employees and their families. As part of our focus on financial wellness, we announced expedited access to our 401(k) plan, beginning in 2024 so employees can realize the benefits of planning for retirement with employer match earlier in their tenure.

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

  Talent management and growth is instrumental in developing a sustainable workforce. We provide various opportunities for our employees to learn and grow within SunOpta through individual development plans, on-the-job training, special project assignments, monthly safety training and regular leader led learning sessions. In 2023, we expanded the Foundational Manager Program to all of our plant locations. This offering was created for managers and supervisors with a focus on cross-functional leadership, effective communication, leading through change, influencing with integrity, negotiating, and creative problem solving. We are committed to identifying and developing the talents of our next generation leaders. On an annual basis, we conduct talent assessments across the organization and succession planning for our most critical roles within the organization to identify high potential employees, gaps in capabilities or skills, and bench strength. In 2023, we had the first cohort of the Leadership Impact Program. Participants at the SVP and VP level gathered quarterly throughout the year to focus on leadership skills, strategy, professional growth and completed capstone projects to further the business.

SUNOPTA INC.	4	December 30, 2023 Form 10-K

  We believe in the power of diversity. We provide training regarding diversity, equity and inclusion for employees to better understand how we can all work together, and be better, by embracing our differences. We foster inclusion by recognizing and supporting activities and initiatives representative of our workforce such as celebrations of Black History month, Hispanic Heritage month, PRIDE, National Native American Heritage month, and our Women's Leadership Program. We continue to foster our Hispanic and Women's Employee Resource Groups by offering programming for awareness, education and collaboration.

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

As of December 31, 2023, we employed 1,174 full-time employees in North America. Our average employee has over four years of service. In 2023, our voluntary turnover was 20% (down from 22% in 2022) across the Company. We continue to focus on increasing employee retention by implementing retention programs and initiatives to increase employee engagement. Employee health and safety is paramount to our success. In addition to our safety training and initiatives at our manufacturing facilities, we track our Total Recordable Incident Rate (TRIR) which ended the year at 1.02, compared to a goal of 1.3.

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

Regulations

We are subject to a wide range of governmental regulations and policies in the U.S. and Canada. These laws, regulations and policies are implemented, as applicable in each jurisdiction, on the national, federal, state, provincial, and local levels. For example, we are affected by laws and regulations related to seed, fertilizer, and pesticides; the purchasing, harvesting, transportation, and warehousing of agricultural products; the processing, packaging, and sale of food and beverages, including wholesale operations; and product labeling and marketing, food safety and food defense. We are also affected by government-sponsored price supports, acreage set aside programs, and a number of environmental regulations.

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
SUNOPTA INC.	5	December 30, 2023 Form 10-K

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

SUNOPTA INC.	6	December 30, 2023 Form 10-K

Canadian Regulations

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

Environmental Compliance

As described above, we are subject to environmental regulations in the U.S. and Canada. Our business also requires that we have certain permits from various state, provincial and local authorities related to air quality, water consumption and treatment, stormwater discharge, solid waste, land spreading and hazardous waste. We are committed to meeting all applicable environmental compliance requirements.

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

SUNOPTA INC.	7	December 30, 2023 Form 10-K

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

Additionally, the SEC and CSA maintain internet sites that contain reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and CSA, which can be found at http://www.sec.gov and http://www.sedarplus.ca, respectively.

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

Risks Related to Our Company, Business and Operations

Deterioration of global economic conditions, an economic recession, periods of inflation, or economic uncertainty in our key markets may adversely affect customer and consumer spending, as well as demand for our products

Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, interest rates, consumer spending rates, energy availability and costs, the negative impacts caused by public health crises, such as the COVID-19 pandemic, as well as the potential impacts of geopolitical events, and the effect of governmental initiatives to manage economic conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Most of our products are purchased by our customers based on end-user demand from consumers. Some of the factors that may influence consumer spending include general economic conditions, high levels of unemployment, health crises, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates, and general uncertainty regarding the overall future economic environment. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products and could present challenges in collecting our account receivables on a timely basis. Customer demand for our products may not reach our targets or may decline as distributors and retailers seek to reduce inventory positions if there is an economic downturn or economic uncertainty in our key markets. Economic cycles and related fluctuations in customer demand may have a material adverse effect on our business, financial condition, and results of operations.

SUNOPTA INC.	8	December 30, 2023 Form 10-K

We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor, energy, fuel and distribution costs, which may impact our business, financial condition, and results of operations

In recent years, we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging, labor, energy, fuel, freight and other inputs necessary for the production and distribution of our products, and we expect elevated levels of inflation to continue in 2024. Many of these materials and costs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, geopolitical events, demand for raw materials, weather, growing and harvesting conditions, energy and fuel costs, currency fluctuations, and other factors beyond our control.

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

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex and critical to our ability to manufacture, move, and sell products. We rely on third-party suppliers for our raw materials and packaging, as well as the distribution of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Additionally, many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continually monitor our inventory and product sales mix against forecasted demand to reduce the risk of not having adequate supplies to meet consumer demand or the risk of having too much inventory that may reach its expiration date. General macroeconomic and conditions, geopolitical events and health crises have increased the challenges of managing our supply chain, and these factors could continue to cause unpredictable supply chain interruptions or other adverse effects on our supply chain. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could decline, which could have a material adverse effect on our business, financial condition, and results of operations.

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

SUNOPTA INC.	9	December 30, 2023 Form 10-K

Our customers generally are not obligated to continue purchasing products from us

Many of our customers buy from us under short-term, binding purchase orders. As a result, these customers are not committed to maintain or increase their sales volumes or orders for the products supplied by us. Decreases in our customers' sales volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition and results of operations. In addition, some customer buying decisions are based on a periodic bidding process. Our sales volume may decrease if our offer is too high and rejected. Alternatively, we risk reducing our margins if our offer is successful but less than our desired price point. Either of these outcomes may adversely affect our results of operations.

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business and our results of operations. For the year ended December 30, 2023, our ten largest customers accounted for approximately 80% of revenues from continuing operations. The loss, decrease or cancellation of business with any of our large customers could materially and adversely affect our business, financial condition, and results of operations.

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

We may not realize some or all of the anticipated benefits of our capital investment plans in the anticipated time frame or at all

We have recently completed the largest capital expansion in our company's history, which included the construction of our new plant-based beverage facility in Midlothian, Texas. Our capital investment plans often require a substantial amount of management, operational, and financial resources, which may divert our attention and resources from existing businesses, potentially disrupting our operations and adversely affecting our relationships with customers and suppliers. In addition, delays and unexpected costs in connection with the completion of capital expansion projects, or changes in demand and pricing for our products may occur that could result in us not realizing all or any of the anticipated benefits of our capital investment plans on our expected timetable or at all, and there can be no assurance that any benefits we realize from our capital investments will be sufficient to offset the costs that we may incur.

SUNOPTA INC.	10	December 30, 2023 Form 10-K

Our operations are subject to the general risks associated with acquisitions and divestitures

We regularly review strategic opportunities to grow our business through acquisitions of complementary businesses or assets. Additionally, we have made several significant divestitures in recent years that aligned with our strategic priority of optimizing our non-core, commodity-based businesses and focusing on value-add opportunities. Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumptions of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could have a material and adverse impact on our business, financial condition, and results of operations. In addition, acquisitions outside the U.S. or Canada may present unique challenges and increase our exposure to the risks associated with foreign operations.

In October 2023, we completed the sale of certain assets and liabilities of Frozen Fruit to Natures Touch Mexico, S. de R.L. de C.V. and Nature's Touch Frozen Fruits, LLC (the "Purchasers") for an estimated aggregate purchase price of approximately $141 million. The estimated aggregate purchase price is subject to post-closing adjustments based on a determination of the final net working capital as of the closing date of the transaction on October 12, 2023. Our estimate of the final net working capital allocation, which is recognized as part of the loss from discontinued operations in the consolidated statement of operations for the year ended December 30, 2023, may be subject to change, which could be material, as the parties are currently in the process of reconciling the final aggregate purchase price, including the resolution of certain disputed items, in accordance with the procedures set forth in the Asset Purchase Agreement. A change in the aggregate purchase price could have a material impact on our consolidated results of operations, financial condition and cash flows.

In addition, a portion of the aggregate purchase price was in the form of secured seller promissory notes due in three years and with a stated principal amount of $20.0 million in the aggregate (the "Seller Promissory Notes") that the Company entered into with the Purchasers and Nature's Touch Frozen Foods, LLC (collectively the "Loan Parties"). The Seller Promissory Notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers. While we assessed the Seller Promissory Notes to be collectible as at December 30, 2023, a deterioration in the liquidity of the Loan Parties could impact the collectability of the Seller Promissory Notes.

Impairment charges related to long-lived assets or goodwill could adversely impact our financial condition and results of operations

As at December 30, 2023, we had $319.9 million of property, plant and equipment, $105.9 million of operating lease right-of-use assets, and $21.9 million of intangible assets, as well as $4.0 million of goodwill. In addition, prior to fiscal 2019, we recognized accumulated impairment losses of $213.8 million related to goodwill that arose from business acquisitions.

We perform impairment assessments for our long-lived assets annually, or at any time when events occur that could affect the value of these assets. If the results of such assessments were to show that the carrying value of our long-lived assets was not recoverable and the fair value of these assets was less than the carrying value, we would be required to recognize a charge for impairment, and the amount of the impairment charge could be material. Factors which could result in an impairment of a long-lived assets include, but are not limited to, reduced demand or pricing for our products due to increased competition, the loss of a significant customer or market share, or a current expectation that, more likely than not, a long-lived asset may be disposed of before the end of its previously estimated useful life.

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

For the year ended December 30, 2023, on a continuing operations basis, we did not recognize any impairment charges related to our long-lived assets or goodwill. Within discontinued operations, we incurred a pre-tax loss on the sale of Frozen Fruit of $119.8 million, of which a significant portion was comprised of the carrying value of the long-lived assets of the business.

Future impairments of long-lived assets and/or goodwill could materially and adversely impact our business, financial condition, and results of operations.

SUNOPTA INC.	11	December 30, 2023 Form 10-K

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

Failure of our internal control over financial reporting could harm our business and financial results

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with United States generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner, or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and/or a decline in the market price of our stock. In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 31, 2022, we identified a material weakness in our internal control over financial reporting. This material weakness was remediated during the fiscal year ended December 30, 2023. The identified material weakness and associated remediation efforts are further described in Part II, Item 9A of this Form 10-K. Even after any identified material weaknesses have been remediated, investors may lose confidence in our reported financial information and the market price of our common shares may decline.

Risks Related to Litigation and Government Regulations

Product recalls and withdrawals and product liability claims could have a material adverse effect on our business

We sell products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering, and other adulteration of food products. Consumption of a contaminated, spoiled, tampered, or adulterated product may result in personal illness or injury. Under certain circumstances, we may be required to recall or withdraw products, which may be costly and time consuming, and may require the diversion of management's time and resources from business operations. The costs of a recall or withdrawal may include product destruction costs, temporary plant closings, and compliance or remediation costs. In addition, a product recall or withdrawal may cause us to lose future revenues from, or relationships with, one or more material customers, and the impact of the recall or withdrawal could affect our customers' willingness to continue to purchase related or unrelated products from us or could otherwise hinder our ability to grow our business with those customers. Further, we could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming to defend against, and the negative publicity surrounding any such claims could adversely affect our reputation. Any of these events could have a material and adverse effect on our business, results of operations, financial condition and cash flows.

In the second quarter of 2023, we announced our subsidiary, Sunrise Growers Inc., had issued a voluntary recall of specific frozen fruit products linked to pineapple provided by a third-party supplier due to possible contamination by Listeria monocytogenes. To date, we have recognized losses of $7.3 million related to this recall, net of estimated insurance recoveries of $4.8 million. We may incur additional losses related to this recall that are unforeseen at this time and we may need to revise our insurance estimate as we work with our insurance providers to substantiate the losses incurred to date. In addition, in the third quarter of 2023, we withdrew specific batches of aseptically-packaged product from a customer due to the discovery of a faulty seal that was traced to an equipment misconfiguration by a third-party service provider. The equipment issue was identified and resolved in the third quarter of 2023, and none of the withdrawn product made it into the consumer marketplace. We have recognized losses of $3.4 million related to the withdrawal, net of expected recoveries from the service provider. Our recovery estimate may need to be revised as we work with the service provider to substantiate our losses.

Potential liabilities and costs from litigation could adversely affect our business

We are, or may become, party to various lawsuits and claims arising in the normal course of business, which may include lawsuits or claims relating to commercial contracts, product recalls, product liability, the marketing and labeling of products, employment matters, environmental matters, data protection, intellectual property, and other aspects of our business. There is no guarantee that we will be successful in defending ourselves in these actions and we could incur substantial costs and fees in defending ourselves or in asserting our rights in these actions. The results of litigation and other legal proceedings are inherently unpredictable and resolutions or dispositions of lawsuits and claims by settlement or otherwise could have a material adverse effect on our business, results of operations, financial condition and cash flows.

SUNOPTA INC.	12	December 30, 2023 Form 10-K

New laws or regulations or changes in existing laws or regulations could adversely affect our business

The food industry is subject to a variety of federal, state, local, and foreign laws and regulations, including, but not limited to, those related to food safety, food labeling, and environmental matters. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, and labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations, or the introduction of new laws or regulations, could increase the costs of doing business for the Company, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected.

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

Our business operations could be disrupted if our information technology systems fail to perform adequately or are breached

The efficient operation of our business depends on our information technology systems to process, transmit, and store electronic information. We rely on our information technology systems, including the internet, to effectively manage our business data, supply chain, order entry and fulfillment, and other business processes. Information technology systems are also integral to our internal and external financial reporting. Furthermore, a significant portion of the communications between, and storage of personal data of, our personnel, customers and suppliers depends on information technology. Our information technology systems, some of which are dependent on services provided by third parties, may be susceptible to physical or electronic break-in, damage, disruption, or shutdown due to computer viruses, hacker attacks, and other cybersecurity risks, hardware failures, telecommunications failures, user errors or malfeasance, catastrophic events, natural disasters, fires, or other factors which may be beyond our control. Furthermore, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. If we are unable to anticipate, prevent, or adequately respond to and resolve these failures, disruptions or breaches, our business may be materially disrupted, and we may suffer other adverse consequences such as significant data loss, financial or reputational damage or penalties, legal claims or proceedings, remediation costs, or loss of revenues or customers. Consequently, any failure or breach of our information technology systems could have a material adverse effect on our business, financial condition and results of operations.

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

SUNOPTA INC.	13	December 30, 2023 Form 10-K

Climate change, or legal, regulatory or market measures to address climate change, may negatively affect our business, financial condition and results of operations

Long-term climate change impacts on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters may negatively impact the price or availability of ingredients and packaging materials (such as corrugated cardboard) that are necessary for our products. We may also be subjected to decreased availability of and/or less favorable pricing for water, which could adversely impact our manufacturing operations.

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

Our business may be adversely affected by the availability of non-GMO and organic commodities and ingredients

Our ability to ensure a continuing supply of non-GMO and organic ingredients at competitive prices depends on many factors beyond our control, including the number and size of farms that grow non-GMO and organic crops. The non-GMO and organic raw materials that we use in the production of our products, including, among others grains, nuts, fruits, sweeteners, and flavorings, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes, and pestilences. Natural disasters and adverse weather conditions can reduce crop size and crop quality, which in turn could reduce our supplies of and/or increase the price of non-GMO and organic raw materials. If our supplies of non-GMO and organic raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition, and results of operations.

Risks Related to Our Indebtedness and Liquidity

Increases in interest rates may negatively impact our cost of borrowing and access to capital financing

To address inflation, the U.S. Federal Reserve implemented tighter monetary policies beginning in 2022, causing interest rates to rise significantly, which negatively impacted the cost of borrowing on our variable rate debt beginning in 2022. As at December 30, 2023, we had approximately $212 million of variable rate debt outstanding under our credit agreement. We expect interest rates to remain at elevated levels in 2024, and we continue to be exposed to further changes in interest rates, which could have a material negative impact on our business, financial condition, results of operations and cash flows.

SUNOPTA INC.	14	December 30, 2023 Form 10-K

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations

As at December 30, 2023, we have a significant amount of indebtedness outstanding as a result of the capital investments we have made in recent years. The level of our indebtedness and the degree to which we are leveraged could adversely affect our business, financial condition, and results of operations, including, without limitation, increasing our exposure to interest rate fluctuations and impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, or other general corporate purposes. In addition, we may have to use a substantial portion of our cash flow to pay principal and interest on our indebtedness, which may reduce the funds available to us for other purposes. If we do not generate sufficient cash flows to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures, or seeking to raise additional capital. A high level of indebtedness and leverage could also make us more vulnerable to economic downturns and adverse industry conditions and may compromise our ability to capitalize on business opportunities, and to react to competitive pressures as compared to our competitors.

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

Our business could be materially and adversely affected if we are unable to meet the financial covenants of our credit agreement

Our credit agreement requires us to maintain a minimum fixed charge coverage ratio and a maximum consolidated total net leverage ratio. Our ability to comply with the financial covenants under the credit agreement will depend on the success of our businesses, our operating results, and our ability to achieve our financial forecasts. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of the credit agreement. Failure to comply with the financial covenants and other terms could result in an event of default and the acceleration of amounts owing under the credit agreement unless we are able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the credit agreement on terms, including, but not limited to, the payment of consent fees, which may be unfavorable to us. If we fail to comply with the financial covenants and we are unable to negotiate a covenant waiver or replace or refinance the credit agreement on favorable terms, our business, financial condition and results of operations could be materially and adversely impacted.

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

Our ability to maintain current levels of working capital may be adversely affected if we are unable to utilize supply chain financing ("SCF") programs to accelerate payment terms for certain customers

To improve working capital efficiency, we utilize SCF programs offered by some of our major customers that allow us to monetize our receivables from those customers earlier than our payment terms would provide. To the extent that these various SCF programs were terminated, our financial condition, cash flows, and liquidity could be adversely affected by higher working capital levels due to delays in collecting accounts receivables. If working capital is negatively impacted by the termination of these programs, and we are unable to secure alternative financing sources, we may have to increase our debt borrowings, along with the associated interest expense.

SUNOPTA INC.	15	December 30, 2023 Form 10-K

Risks Related to Significant Investors and Shareholder Activism

Our significant investor may have interests that conflict with those of our debtholders and other stakeholders

As at December 30, 2023, Oaktree Capital Management L.P., a private equity investor (together with its affiliates, "Oaktree") held an approximately 20% voting interest in the Company and has nominated two members of our Board of Directors. The interests of Oaktree may differ from the interests of our other stakeholders in material respects. For example, Oaktree may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us, including risks to our liquidity and financial condition. Oaktree is in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. Oaktree may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

Our debt instruments restrict, and our future debt instruments may restrict, our ability to pay dividends to our shareholders, and we do not currently intend to pay any cash dividends on our common shares in the foreseeable future; therefore, our shareholders may not be able to receive a return on their common shares until their shares are sold

We have never paid or declared any cash dividends on our common shares, and we do not currently anticipate paying any cash dividends on our common shares in the foreseeable future. Any future payment of dividends will be dependent on factors such as covenant restrictions, cash on hand, or achieving and maintaining profitability, the financial requirements to fund growth, our general financial condition, and other factors we may consider appropriate in the circumstances. Until we pay dividends, which we may never do, our shareholders will not receive a return on their common shares until their shares are sold, and any return will depend on the ability to sell their shares at a price higher than they paid to acquire them.

SUNOPTA INC.	16	December 30, 2023 Form 10-K

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Our cybersecurity program is strategically crafted to achieve the paramount goals of identifying, protecting, detecting, and responding to all potential risks and threats. Employing a defense-in-depth strategy, we proactively identify, investigate, and resolve vulnerabilities and security incidents in a timely manner.

Continuous improvement is integral to our cybersecurity approach. Regular assessments, conducted with the expertise of external security firms against international standards, allow us to quantify our program's effectiveness. The insights gained from these assessments serve as a foundation for continuous improvement efforts. Outcomes are reported to our Audit Committee for transparency and accountability. We rely on services from a variety of third-party providers to supply things such as cloud storage and networks. On an annual basis, we review these providers to assess their risk profiles. We rely on these third parties to have their own cybersecurity programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

SUNOPTA INC.	17	December 30, 2023 Form 10-K

Despite facing directed attacks, our systems have withstood such challenges without material interruptions to our business operations. Recognizing the potential impact of significant disruptions, we remain steadfast in our commitment to fortify our systems against evolving threats. Any significant disruption to our ability to transact business could adversely affect our business performance as well as our reputation. Refer to Item 1A "Risk Factors - Our business operations could be disrupted if our information technology systems fail to perform adequately or are breached."

Heading our cybersecurity program is our Chief Information Officer ("CIO"). Our CIO has over 30 years of experience in Software Engineering and Information Technology/Cybersecurity and is supported by skilled professionals from our Information Technology team. This seasoned team provides regular updates to our Enterprise Risk Management Steering Committee (the "ERM"), composed of our Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, and other members of our senior leadership. Our Audit Committee and Board of Directors receive regular reports from the ERM, as well as directly from our CIO on a quarterly basis. These reports cover various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

Furthermore, our Board of Directors takes a proactive stance in overseeing our annual enterprise risk assessment. This comprehensive evaluation encompasses key risks, including those associated with security, technology, and cybersecurity threats, demonstrating our commitment to robust governance and risk management.

Item 2. Properties

Our leased executive offices, innovation center and pilot plant are located in Eden Prairie, Minnesota. The table below lists the location, description and ownership our production facilities. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future.

Location	Facility Description	Owned/Leased	Noncancellable Lease Term End Date
Alexandria, Minnesota	Aseptic beverage processing	Owned
Alexandria, Minnesota	Ingredient processing	Owned
Allentown, Pennsylvania	Aseptic beverage processing	Leased	April 2027(1)
Midlothian, Texas	Aseptic beverage processing	Leased	September 2037(2)
Modesto, California	Aseptic beverage and ingredient processing	Leased	May 2029(3)
Omak, Washington	Fruit snack processing	Leased	May 2027
St. David's, Ontario	Fruit snack processing	Leased	December 2026(4)

(1) Lease includes two five-year renewal options.

(2) Lease includes three five-year renewal options.

(3) Lease includes one remaining five-year renewal option.

(4) Lease includes a three-year renewal option.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see note 17 of the consolidated financial statements included in Item 15 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

SUNOPTA INC.	18	December 30, 2023 Form 10-K

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed in U.S. dollars on The Nasdaq Stock Market LLC under the symbol "STKL," and in Canadian dollars on the Toronto Stock Exchange ("TSX") under the symbol "SOY."

As at December 30, 2023, we had approximately 332 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our results of operations, financial condition and capital requirements, restrictions of debt and equity agreements to which we are a party, and other factors considered relevant by our Board of Directors. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

Shareholder Return Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period which commenced December 31, 2018.

	12/31/2018	12/31/2019	12/30/2020	12/31/2021	12/31/2022	12/31/2023
SunOpta Inc.	100.00	64.84	303.91	180.99	219.79	142.45
Nasdaq Industrial Index	100.00	127.77	194.05	211.15	137.14	176.82
S&P/TSX Composite Index	100.00	120.72	122.58	149.23	136.30	147.37

Assumes that $100.00 was invested in our common shares and in each index on December 31, 2018.

Item 6. [Reserved]

SUNOPTA INC.	19	December 30, 2023 Form 10-K

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section provides analysis of our operations and financial position for the fiscal year ended December 30, 2023 and includes information available to February 28, 2024, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the consolidated financial statements included elsewhere in this report.

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

On February 23, 2024, we entered into an agreement to sell the assets related to our smoothie bowl product line, which is expected to close on March 4, 2024.

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2023, 2022 and 2021 were each 52-week periods ending on December 30, 2023, December 31, 2022 and January 1, 2022, respectively.

SUNOPTA INC.	20	December 30, 2023 Form 10-K

Recent Developments

Divestiture of Frozen Fruit

On October 12, 2023, we completed the sale of certain assets and liabilities of our frozen fruit business ("Frozen Fruit") for an aggregate purchase price of approximately $141 million, subject to closing working capital adjustments. This transaction represents our exit from the processing, packaging and selling of individually quick frozen fruit for retail, foodservice and industrial applications. The divestiture of Frozen Fruit completes our strategic optimization plan for our non-core, commodity-based businesses, which included the divestiture of our sunflower business ("Sunflower") in October 2022, in order to focus on value-add products in plant-based and healthy snack categories. Beginning in the third quarter of 2023, Frozen Fruit and Sunflower met the criteria for reporting as discontinued operations. As a result, the information in this MD&A is presented on a continuing operations basis, with all periods presented recast to reflect the reporting of Frozen Fruit and Sunflower as discontinued operations. For further information regarding the divestiture of Frozen Fruit and discontinued operations, see note 2 to the consolidated financial statements included in Item 15 of this Form 10-K.

Segment Change

In connection with the divestiture of Frozen Fruit and the management changes described below, we changed our internal organization and reporting structures beginning in the third quarter of 2023 and began operating as one segment. As a result, the information in this MD&A is presented on a consolidated basis for all periods presented. For further information regarding the change in our segment structure, see note 1 to the consolidated financial statements included in Item 15 of this Form 10-K.

Management Changes

Effective October 9, 2023 and October 13, 2023, respectively, Michael Buick, Senior Vice President and General Manager of Plant-Based Foods and Beverages and Scott Huckins, Chief Financial Officer ("CFO") and General Manager of Fruit-Based Foods and Beverages left the Company. With their departures, we eliminated the position of General Manager and adopted a centralized functional structure reporting directly to the Chief Executive Officer ("CEO"). Effective October 13, 2023, Greg Gaba, our former Vice President Corporate Finance and Deputy CFO, was appointed CFO of the Company.

Effective January 2, 2024, Brian Kocher was appointed CEO of the Company in connection with the retirement of our former CEO, Joseph Ennen.

New Credit Agreement

As described below under the heading "Liquidity and Capital Resources," on December 8, 2023, we entered into a new credit agreement providing for a new $180 million term loan credit facility and a new $85 million revolving credit facility (the "New Credit Agreement"). The New Credit Agreement has a term of five years and replaces our former asset-based credit facilities.

Global Economic Conditions and Inflationary Cost Environment

Our businesses continue to be exposed to the effects of the current global macroeconomic environment, including elevated inflation, higher interest rates, and shifts in consumer demand.

  Inflation - Inflation in 2023 declined from the highs in 2022 but remained elevated. We expect this inflationary environment to continue throughout 2024. We believe that we will be able to continue to mitigate the impact of inflationary cost increases for raw materials, packaging, labor, energy, fuel, and transportation through pricing actions we took with our customers in 2022 that mostly remained in effect in 2023, and further pricing actions that we may implement as needed. However, the effect of our customers passing on higher prices to end consumers has impacted and may continue to impact the level of consumption of our products. As a result, we continue to identify opportunities to improve our own operational efficiencies and achieve cost savings in order to offset inflationary impacts and maintain our profit margins.
  Interest Rates - Loans under our credit agreement bear interest at a variable rate, and the interest rate on our outstanding indebtedness has increased as market interest rates have risen, starting in the second half of 2022. These higher interest rates have led to an increase in our interest expense in 2023, which we expect will continue in 2024.
  Consumer Demand - Current economic conditions have reduced household savings and resulted in changes in consumer spending patterns, with a shift to lower-cost retailers and product alternatives, together with a streamlining of purchases. As a result, some of the categories we serve have experienced a softening of demand, which negatively impacted our sales volumes and mix in 2023. These consumption trends may continue to have an impact on our business.
SUNOPTA INC.	21	December 30, 2023 Form 10-K

Fiscal 2024 Outlook

For fiscal 2024, we are projecting higher revenues driven by organic volume growth from our beverages and snacks categories, partially offset by the impact of our planned exit from smoothie bowls. We anticipate an improved gross margin profile on a reported basis, reflecting higher production volumes and plant utilization to support sales, together with lower start-up costs and improved operating efficiencies at our Midlothian, Texas, facility. The resulting increase in gross profit, together with stable SG&A spending as a percentage of revenue, is expected to drive operating income growth and improved cash flows.

Consolidated Results of Operations for Fiscal Years 2023 and 2022

	December 30, 2023	December 31, 2022	Change	Change
For the year ended	$	$	$	%

Revenues	630,297	591,395	38,902	6.6%
Cost of goods sold	541,680	491,665	50,015	10.2%

Gross profit	88,617	99,730	(11,113)	-11.1%

Gross margin(1)	14.1%	16.9%		-2.8%

Operating expenses
Selling, general and administrative expenses	78,000	78,469	(469)	-0.6%
Intangible asset amortization	1,784	1,784	-	0.0%
Other expense, net	455	1,651	(1,196)	-72.4%
Foreign exchange loss (gain)	110	(107)	217	*
Total operating expenses	80,349	81,797	(1,448)	-1.8%

Operating income	8,268	17,933	(9,665)	-53.9%

Interest expense, net	26,909	13,156	13,753	104.5%

Earnings (loss) from continuing operations before income taxes	(18,641)	4,777	(23,418)	*
Income tax expense	3,269	896	2,373	264.8%

Earnings (loss) from continuing operations	(21,910)	3,881	(25,791)	*
Loss from discontinued operations	(153,108)	(8,722)	(144,386)	-1,655.4%

Net loss(2),(3)	(175,018)	(4,841)	(170,177)	-3515.3%
Dividends and accretion on preferred stock	(1,981)	(3,109)	1,128	36.3%

Loss attributable to common shareholders(4)	(176,999)	(7,950)	(169,049)	-2126.4%

* Percentage not meaningful due to figures being positive and negative.

(1) Gross margin is a measure of gross profit (equal to revenues less cost of goods sold) as a percentage of revenues. We use a measure of adjusted gross margin that excludes non-capitalizable start-up costs included in cost of goods sold that are incurred in connection with capital expansion projects. In recent years, we have undergone the largest capital expansion in our company's history, including the construction of our new plant-based beverage facility in Midlothian, Texas. As a result, start-up costs have had a significant impact on the comparability of reported gross margins in 2023 and 2022, which may obscure trends in our margin performance. Additionally, our measure of adjusted gross margin may exclude other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis.

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

SUNOPTA INC.	22	December 30, 2023 Form 10-K

For the year ended	December 30, 2023	December 31, 2022
Reported gross margin	14.1%	16.9%
Start-up costs(a)	3.0%	1.0%
Product withdrawal costs(b)	0.5%	-
Adjusted gross margin	17.6%	17.8%

Note: percentages may not add due to rounding.

(a) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For 2023, start-up costs included in cost of goods sold related to the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, and the start-up of new extrusion and high-speed packaging lines at our fruit snacks facility in Omak, Washington. For 2022, start-up costs included in cost of goods sold related to the hiring and training of new employees for the Midlothian facility, together with the integration of the acquired Dream and West Life brands.

(b) Reflects costs, net of expected recoveries, related to the withdrawal of specific batches of aseptically-packaged product due to a faulty seal caused by an equipment misconfiguration by a third-party service provider. The equipment issue was identified and resolved in the third quarter of 2023, and none of the withdrawn product made it into the consumer marketplace.

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

SUNOPTA INC.	23	December 30, 2023 Form 10-K

	Continuing		Discontinued
	Operations		Operations		Consolidated
		Per Share		Per Share		Per Share
For the year ended	$	$	$	$	$	$
December 30, 2023
Net loss	(21,910)		(153,108)		(175,018)
Dividends and accretion on preferred stock	(1,981)		-		(1,981)
Loss attributable to common shareholders	(23,891)	(0.21)	(153,108)	(1.34)	(176,999)	(1.55)
Adjusted for:
Loss on divestiture of discontinued operations(a)	-		119,821		119,821
Start-up costs(b)	20,249		-		20,249
Frozen fruit inventory reserves(c)	-		12,900		12,900
Exit from frozen fruit processing facility(d)	-		10,014		10,014
Product withdrawal and recall costs(e)	3,440		2,500		5,940
Business development costs(f)	2,390		-		2,390
Loss on extinguishment of debt(g)	1,584		-		1,584
Severance costs(h)	897		1,016		1,913
Other(i)	471		1,136		1,607
Net income tax on adjusting items(j)	-		-		-
Change in valuation allowance for deferred tax assets(k)	3,978		-		3,978
Adjusted earnings (loss)	9,118	0.08	(5,721)	(0.05)	3,397	0.03

	Continuing		Discontinued
	Operations		Operations		Consolidated
		Per Share		Per Share		Per Share
For the year ended	$	$	$	$	$	$
December 31, 2022
Net earnings (loss)	3,881		(8,722)		(4,841)
Dividends and accretion on preferred stock	(3,109)		-		(3,109)
Earnings (loss) attributable to common shareholders	772	0.01	(8,722)	(0.08)	(7,950)	(0.07)
Adjusted for:
Loss on divestiture of discontinued operations(a)	-		31,468		31,468
Start-up costs(b)	6,028		-		6,028
Sale of frozen fruit processing facility(l)	-		(2,544)		(2,544)
Business development costs(f)	1,170		-		1,170
Exit from fruit ingredient processing facility(m)	577		-		577
Other(i)	1,074		(202)		872
Net income tax on adjusting items(j)	(2,326)		(18,303)		(20,629)
Adjusted earnings	7,295	0.07	1,697	0.02	8,992	0.08

(a) For 2023, reflects the pre-tax loss on the divestiture of Frozen Fruit, which is recorded in loss from discontinued operations. For 2022, reflects the pre-tax loss on the divestiture of Sunflower of $23.2 million, together with a loss of $8.2 million on the settlement of the purchase price allocation related to the 2020 divestiture of our global ingredients business, Tradin Organic, which are recorded in loss from discontinued operations.

(b) For 2023, start-up costs included the ramp-up of production at our new plant-based beverage facility in Midlothian, Texas, the start-up of new extrusion and high-speed packaging lines at our fruit snacks facility in Omak, Washington, and professional fees related to productivity initiatives within our manufacturing operations, which are recorded in cost of goods sold ($18.7 million) and SG&A expenses ($1.5 million). For 2022, start-up costs mainly related to the hiring and training of new employees for the Midlothian facility, and the integration of the Dream and West Life brands, which are recorded in cost of goods sold ($5.7 million) and SG&A expenses ($0.3 million).

SUNOPTA INC.	24	December 30, 2023 Form 10-K

(c) For 2023, reflects inventory reserves recognized in connection with the divestiture of Frozen Fruit, which are recorded in loss from discontinued operations.

(d) For 2023, reflects asset impairment charges and contract cancellation costs related to the exit from our Oxnard, California, frozen fruit processing facility in connection with the divestiture of Frozen Fruit, which are recorded in loss from discontinued operations.

(e) For 2023, reflects costs, net of expected recoveries, of $3.4 million related to the withdrawal of specific batches of aseptically-packaged product due to a faulty seal caused by an equipment misconfiguration by a third-party service provider, which are recorded in cost of goods sold, as well as the self-insured retention amount of $2.5 million under our insurance policies related to the recall of specific frozen fruit products initiated in the second quarter of 2023, which is recorded in loss from discontinued operations.

(f) Represents third-party costs associated with business development activities, which are inclusive of costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. For 2023, business development costs related to the divestiture of Frozen Fruit, and, for 2022, these costs related to the divestitures of Frozen Fruit and Sunflower, together with our inaugural Investor Day held in June 2022. These costs are recorded in SG&A expenses.

(g) For 2023, we recognized a loss on the extinguishment of debt in connection with the refinancing of our credit agreement in December 2023, which is recorded in interest expense, net.

(h) For 2023, reflects employee severance costs of $0.9 million recognized in connection with the consolidation of our continuing operations following the divestiture of Frozen Fruit, which are recorded in SG&A expenses, as well as severance costs of $1.0 million for employees of Frozen Fruit that did not transfer as part of the divestiture, which are recorded in loss from discontinued operations.

(i) For 2023, other includes a $0.4 million loss on a foreign exchange hedge in connection with the divestiture of Frozen Fruit, which is recorded in other expense. For 2023 and 2022, other also reflects reserves for legal settlements and gains and losses on the disposal of assets, which are recorded in other expense/income and loss from discontinued operations.

(j) Reflects the tax effect of the adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment, net of deferred tax valuation allowances. In addition, for 2022, includes $12.9 million of tax benefits resulting from the settlement of the purchase price allocation related to the divestiture of Tradin Organic.

(k) For 2023, reflects an increase to the valuation allowance for U.S. deferred tax assets recognized in the second quarter of 2023, based on an assessment of the future realizability of the related tax benefits.

(l) For 2022, reflects the gain on sale of a previously owned frozen fruit processing facility, net of exit costs, which is recorded in loss from discontinued operations.

(m) For 2022, reflects exit costs related to a former fruit ingredient processing facility, which are recorded in other expense.

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

SUNOPTA INC.	25	December 30, 2023 Form 10-K

	Continuing	Discontinued
	Operations	Operations	Consolidated
For the year ended	$	$	$
December 30, 2023
Net loss	(21,910)	(153,108)	(175,018)
Income tax expense (benefit)	3,269	(167)	3,102
Interest expense, net	26,909	554	27,463
Depreciation and amortization	31,039	8,886	39,925
Stock-based compensation	11,778	-	11,778
Adjusted for:
Loss on divestiture of discontinued operations(a)	-	119,821	119,821
Start-up costs(b)	20,249	-	20,249
Frozen fruit inventory reserves(c)	-	12,900	12,900
Exit from frozen fruit processing facility(d)	-	10,014	10,014
Product withdrawal and recall costs(e)	3,440	2,500	5,940
Business development costs(f)	2,390	-	2,390
Severance costs(h)	897	1,016	1,913
Other(i)	471	1,136	1,607
Adjusted EBITDA	78,532	3,552	82,084

	Continuing	Discontinued
	Operations	Operations	Consolidated
For the year ended	$	$	$
December 31, 2022
Net earnings (loss)	3,881	(8,722)	(4,841)
Income tax expense (benefit)	896	(16,154)	(15,258)
Interest expense, net	13,156	1,578	14,734
Depreciation and amortization	23,047	14,626	37,673
Stock-based compensation	13,830	-	13,830
Adjusted for:
Loss on divestiture of discontinued operations(a)	-	31,468	31,468
Start-up costs(b)	6,028	-	6,028
Sale of frozen fruit processing facility(l)	-	(2,544)	(2,544)
Business development costs(f)	1,170	-	1,170
Exit from fruit ingredient processing facility(m)	577	-	577
Other(i)	1,074	(202)	872
Adjusted EBITDA	63,659	20,050	83,709

(a)-(m) Refer to footnote (2) above.

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
SUNOPTA INC.	26	December 30, 2023 Form 10-K

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

(4) In order to evaluate our results of operations, we use certain non-GAAP measures that we believe enhance an investor's ability to derive meaningful period-over-period comparisons and trends from our results of operations. For example, as described above under footnote (1), we evaluate our adjusted gross margins on a basis that excludes the impact of start-up costs and other unusual items. In addition, we exclude specific items from our reported results that due to their nature or size, we do not expect to occur as part of our normal business on a regular basis. These items are identified above under footnote (2), and in the discussion of our results of operations below. These non-GAAP measures are presented solely to allow investors to more fully assess our results of operations and should not be considered in isolation of, or as substitutes for an analysis of our results as reported under U.S. GAAP.

Revenues for the year ended December 30, 2023 increased by 6.6% to $630.3 million from $591.4 million for the year ended December 31, 2022. The change in revenues from 2022 to 2023 was due to the following:

	$	%
2022 revenues	591,395
Price	17,841	3.0%
Volume/Mix	21,061	3.6%
2023 revenues	630,297	6.6%

For the year ended December 30, 2023, the 6.6% increase in revenues reflected a 3.6% increase in pricing mainly reflecting the wrap-around benefit of pricing actions taken with customers in 2022 to offset inflationary cost increases, together with a favorable volume/mix impact of 3.0%. The favorable volume/mix impact reflected sales volume growth for plant-based milks and creamers (oat, coconut and soy flavors), 330-milliliter protein shakes, and teas, together with higher sales volumes for fruit snacks and smoothie bowls. These factors were partially offset by lower external ingredient sales due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base, together with softer demand for almond and rice milks, and lower broth volumes.

Gross profit decreased $11.1 million, or 11.1%, to $88.6 million for the year ended December 30, 2023, compared with $99.7 million for the year ended December 31, 2022. Gross margin for the year ended December 30, 2023 was 14.1% compared to 16.9% for the year ended December 31, 2022, a decrease of 280 basis points.

For the year ended December 30, 2023, we incurred start-up costs included in cost of goods sold of $18.7 million (3.0% gross margin impact) related to our new plant in Midlothian, Texas, and new extrusion and high-speed packaging lines at our fruit snacks facility in Omak, Washington, compared with $5.8 million (1.0% gross margin impact) of start-up costs incurred in 2022. Additionally, in 2023, we incurred incremental costs, net of expected recoveries, of $3.4 million (0.5% gross margin impact) related to the withdrawal of specific batches of aseptically-packaged product due to a faulty seal caused by an equipment misconfiguration by a third-party service provider. Excluding the impact of these costs, adjusted gross margin for the year ended December 30, 2023 was 17.6% compared to 17.8% for the year ended December 31, 2022, a decrease of 20 basis points. See footnote (1) to the "Consolidated Results of Operations for Fiscal Years 2023 and 2022" table for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

The 20-basis point decrease in adjusted gross margin reflected the impact of incremental depreciation of new production equipment for capital expansion projects ($8.5 million or 1.3% gross margin impact) and higher manufacturing costs, largely offset by the wrap-around benefit of pricing actions taken in 2022 to recover input cost inflation, together with a favorable mix shift in our ingredient operations, with increased internal use of oat base to support our beverage business and lower external sales.

SUNOPTA INC.	27	December 30, 2023 Form 10-K

Operating income decreased $9.6 million to $8.3 million for the year ended December 30, 2023, compared with $17.9 million for the year ended December 31, 2022. The decrease in operating income reflected lower gross profit, as described above, together with higher business development and employee severance costs in connection with the divestiture of Frozen Fruit and related consolidation of our continuing operations, partially offset by lower employee incentive compensation accruals and variable stock-based compensation expense based on performance.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense increased by $13.7 million to $26.9 million for the year ended December 30, 2023, compared with $13.2 million for the year ended December 31, 2022, resulting from an increase in average outstanding debt to finance capital expansion projects, together with the impact of higher interest rates. Additionally, interest expense, net, includes a loss on the extinguishment of debt of $1.6 million recognized in connection with the refinancing of our credit agreement in December 2023. Interest expense capitalized as part of the construction cost of property, plant and equipment was $0.3 million and $1.2 million in 2023 and 2022, respectively.

For the year ended December 30, 2023, we recognized income tax expense of $3.3 million on a pre-tax loss of $18.6 million, reflecting the recognition of a full valuation allowance against U.S. deferred tax assets in the second quarter of 2023, based on our assessment that the related tax benefits were no longer more likely than not to be realized in the future. For the year ended December 31, 2022, we recognized income tax expense of $0.9 million on pre-tax earnings of $4.8 million.

Loss from continuing operations for the year ended December 30, 2023 was $21.9 million, compared with earnings of $3.9 million for the year ended December 31, 2022. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.21 for the year ended December 30, 2023, compared with a diluted earnings per share of $0.01 for the year ended December 31, 2022.

We recognized a loss from discontinued operations of $153.1 million (diluted loss per share of $1.34) for the year ended December 30, 2023, compared with a loss of $8.7 million (diluted loss per share of $0.08) for the year ended December 31, 2022. The loss from discontinued operations reflected a pre-tax loss on the divestiture of Frozen Fruit of $119.8 million in 2023, compared with a pre-tax loss on the divestiture of Sunflower of $23.2 million in 2022, together with an $8.2 million loss recognized in 2022 on the settlement of the purchase price allocation related to the 2020 divestiture of our global ingredients business, Tradin Organic. Before the losses on divestitures, the loss from discontinued operations was $33.5 million in 2023, compared with earnings of $6.6 million in 2022, which mainly reflected a year-over-year decrease in the gross profit of Frozen Fruit prior to the divestiture due to lower sales and production volumes as a result of softer retail consumption trends and lost foodservice distribution. Additionally, in connection with the divestiture we recognized frozen fruit inventory reserves of $12.8 million and exit costs of $10.0 million related to the former Oxnard, California, facility of Frozen Fruit.

We realized a loss attributable to common shareholders of $177.0 million (diluted loss per share of $1.55) for the year ended December 30, 2023, compared with a loss attributable to common shareholders of $8.0 million (diluted loss per share of $0.07) for the year ended December 31, 2022. Loss attributable to common shareholders included dividends and accretion on our Series B-1 preferred stock of $2.0 million and $3.1 million in 2023 and 2022, respectively.

On a consolidated basis, adjusted earnings for the year ended December 30, 2023 was $3.4 million, or $0.03 earnings per diluted share, compared with adjusted earnings of $9.0 million, or $0.08 earnings per diluted share, for the year ended December 31, 2022. For the year ended December 30, 2023, adjusted earnings from continuing operations were $9.1 million, or $0.08 earnings per diluted share, compared with adjusted earnings of $7.3 million, or $0.07 earnings per diluted share, for the year ended December 31, 2022.

On a consolidated basis, adjusted EBITDA was $82.1 million for the year ended December 30, 2023, compared with $83.7 million for the year ended December 31, 2022. Adjusted EBITDA from continuing operations increased $14.8 million, or 23.4%, to $78.5 million for the year ended December 30, 2023, compared with $63.7 million for the year ended December 31, 2022.

Adjusted earnings (loss) and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the "Consolidated Results of Operations for Fiscal Years 2023 and 2022" table for a reconciliation of adjusted earnings (loss) and adjusted EBITDA from net earnings (loss), which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	28	December 30, 2023 Form 10-K

Rollforward of Revenue, Gross Profit and Operating Income

For the year ended	December 30, 2023	December 31, 2022	Change	% Change

Revenues	$630,297	$591,395	$38,902	6.6%
Gross profit	88,617	99,730	(11,113)	-11.1%
Gross margin	14.1%	16.9%		-2.8%

Operating income	$8,268	$17,933	$(9,665)	-53.9%
Operating margin	1.3%	3.0%		-1.7%

Revenues

The table below explains the $38.9 million increase in revenues from $591.4 million for the year ended December 31, 2022 to $630.3 million for the year ended December 30, 2023:

Revenues for the year ended December 31, 2022	$591,395
Sales volume growth for plant-based milks and creamers (oat, coconut and soy flavors), 330-milliliter protein shakes, and teas, together with the wrap-around benefit of pricing actions taken in 2022 to offset input cost inflation, partially offset by softer demand for almond and rice milks, together with lower broth volumes	48,347
Higher sales volumes for fruit snacks and smoothie bowls	18,889
Lower external ingredient sales due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base	(28,334)
Revenues for the year ended December 30, 2023	$630,297

Gross Profit

The table below explains the $11.1 million decrease in gross profit from $99.7 million for the year ended December 31, 2022 to $88.6 million for the year ended December 30, 2023:

Gross profit for the year ended December 31, 2022	$99,730
Increase in start-up costs related to capital expansion projects	(12,968)
Incremental depreciation related to capital expansion projects	(8,494)
Incremental costs, net of expected recoveries, related to the withdrawal of specific batches of aseptically-packaged product due to a faulty seal caused by an equipment misconfiguration by a third-party service provider	(3,430)
Higher sales pricing and volume growth, together with increased internal use of oat base to support our beverage business, partially offset by higher manufacturing costs	13,779
Gross profit for the year ended December 30, 2023	$88,617

SUNOPTA INC.	29	December 30, 2023 Form 10-K

Operating Income

The table below explains the $9.6 million decrease in operating income from $17.9 million for the year ended December 31, 2022 to $8.3 million for the year ended December 30, 2023:

Operating income for the year ended December 31, 2022	$17,933
Decrease in gross profit, as explained above	($11,113)
Higher business development and employee severance costs in connection with the divestiture of Frozen Fruit and related consolidation of our continuing operations, together with a $0.4 million loss on a foreign exchange hedge in connection with the divestiture of Frozen Fruit, partially offset by lower employee incentive compensation accruals based on performance, together with lower reserves for legal settlements and losses on asset disposals	(603)
Lower variable stock-based compensation expense based on performance, together with increased forfeitures due to employee turnover	2,051
Operating income for the year ended December 30, 2023	$8,268

Consolidated Results of Operations for Fiscal Years 2022 and 2021

	December 31, 2022	January 1, 2022	Change	Change
For the year ended	$	$	$	%

Revenues	591,395	496,455	94,940	19.1%
Cost of goods sold	491,665	415,311	76,354	18.4%

Gross profit	99,730	81,144	18,586	22.9%

Gross margin(1)	16.9%	16.3%		0.6%

Operating expenses
Selling, general and administrative expenses	78,469	64,778	13,691	21.1%
Intangible asset amortization	1,784	1,286	498	38.7%
Other expense, net	1,651	6,745	(5,094)	-75.5%
Foreign exchange loss (gain)	(107)	94	(201)	*
Total operating expenses	81,797	72,903	8,894	12.2%

Operating income	17,933	8,241	9,692	117.6%

Interest expense, net	13,156	7,552	5,604	74.2%

Earnings from continuing operations before income taxes	4,777	689	4,088	593.3%
Income tax expense (benefit)	896	(4,854)	5,750	*

Earnings from continuing operations	3,881	5,543	(1,662)	-30.0%
Loss from discontinued operations	(8,722)	(6,715)	(2,007)	-29.9%

Net loss(2),(3)	(4,841)	(1,172)	(3,669)	-313.1%
Dividends and accretion on preferred stock	(3,109)	(4,197)	1,088	25.9%

Loss attributable to common shareholders(4)	(7,950)	(5,369)	(2,581)	-48.1%

* Percentage not meaningful due to figures being positive and negative.

(1) The following table presents a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP (refer to footnote (1) to the "Consolidated Results of Operations for Fiscal Years 2023 and 2022" table regarding the use of this non-GAAP measure).

SUNOPTA INC.	30	December 30, 2023 Form 10-K

For the year ended	December 31, 2022	January 1, 2022
Reported gross margin	16.9%	16.3%
Start-up costs(a)	1.0%	0.1%
Adjusted gross margin	17.8%	16.5%

Note: percentages may not add due to rounding.

(a) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For 2022, start-up costs included in cost of goods sold related to the hiring and training of new employees for our new plant-based beverage facility in Midlothian, Texas, together with the integration of the acquired Dream and West Life brands. For 2021, these costs mainly related to expansion projects within our plant-based beverage operations, as well as the introduction of fruit smoothie bowls.

(2) The following table presents a reconciliation of adjusted earnings (loss) from net earnings (loss), which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for Fiscal Years 2023 and 2022" table regarding the use of this non-GAAP measure).

	Continuing		Discontinued
	Operations		Operations		Consolidated
		Per Share		Per Share		Per Share
For the year ended	$	$	$	$	$	$
December 31, 2022
Net earnings (loss)	3,881		(8,722)		(4,841)
Dividends and accretion on preferred stock	(3,109)		-		(3,109)
Earnings (loss) attributable to common shareholders	772	0.01	(8,722)	(0.08)	(7,950)	(0.07)
Adjusted for:
Loss on divestiture of discontinued operations(a)	-		31,468		31,468
Start-up costs(b)	6,028		-		6,028
Sale of frozen fruit processing facility(c)	-		(2,544)		(2,544)
Business development costs(d)	1,170		-		1,170
Exit from fruit ingredient processing facility(e)	577		-		577
Other(f)	1,074		(202)		872
Net income tax on adjusting items(g)	(2,326)		(18,303)		(20,629)
Adjusted earnings	7,295	0.07	1,697	0.02	8,992	0.08

SUNOPTA INC.	31	December 30, 2023 Form 10-K

	Continuing		Discontinued
	Operations		Operations		Consolidated
		Per Share		Per Share		Per Share
For the year ended	$	$	$	$	$	$
January 1, 2022
Net earnings (loss)	5,543		(6,715)		(1,172)
Dividends and accretion on preferred stock	(4,197)		-		(4,197)
Earnings (loss) attributable to common shareholders	1,346	0.01	(6,715)	(0.06)	(5,369)	(0.05)
Adjusted for:
Business development costs(d)	6,209		-		6,209
Exit from fruit ingredient processing facility(e)	5,504		-		5,504
Exit from frozen fruit processing facility(h)	-		1,432		1,432
Facility closure costs(i)	1,063		-		1,063
Start-up costs(b)	745		-		745
Workforce reduction charges(j)	-		499		499
Other(f)	47		214		261
Net income tax on adjusting items(g)	(5,032)		(795)		(5,827)
Adjusted earnings (loss)	9,882	0.09	(5,365)	(0.05)	4,517	0.04

(a) For 2022, reflects the pre-tax loss on the divestiture of Sunflower of $23.2 million, together with a loss of $8.2 million on the settlement of the purchase price allocation related to the 2020 divestiture of our global ingredients business, Tradin Organic, which are recorded in loss from discontinued operations.

(b) For 2022, start-up costs mainly related to the hiring and training of new employees for the Midlothian facility, and the integration of the Dream and West Life brands, which are recorded in cost of goods sold ($5.7 million) and SG&A expenses ($0.3 million). For 2021, start-up costs mainly related to expansion projects within our plant-based beverage operations, as well as the introduction of fruit smoothie bowls, which are recorded in cost of goods sold.

(c) For 2022, reflects the gain on sale in August 2022 of a previously owned frozen fruit processing facility, net of exit costs, which is recorded in loss from discontinued operations.

(d) For 2022, business development costs related to the divestitures of Frozen Fruit and Sunflower, together with our inaugural Investor Day held in June 2022, which are recorded in SG&A expenses. For 2021, these costs are mainly related to the integration of the Dream and West Life brands and project development activities related to our new plant in Midlothian, Texas, which are recorded in cost of goods sold ($0.6 million) and SG&A expenses ($4.9 million), together with professional fees incurred in connection with post-closing matters related to the 2020 divestiture of our global ingredients business, Tradin Organic, which are recorded in other expense ($0.7 million).

(e) Reflects exit costs related to a former fruit ingredient processing facility. For 2022, these costs are recorded in other expense, and, for 2021, these costs are recorded in cost of goods sold ($0.8 million) and other expense ($4.9 million).

(f) For 2022 and 2021, other includes reserves for legal settlements and gains and loss on the disposal of assets, which are recorded in other income/expense and loss from discontinued operations.

(g) Reflects the tax effect of the adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment, net of deferred tax valuation allowances. In addition, for 2022, includes $12.9 million of tax benefits resulting from the settlement of the purchase price allocation related to the divestiture of Tradin Organic.

(h) For 2021, reflects costs to complete the exit from a former frozen fruit processing facility, which are recorded in loss from discontinued operations.

(i) For 2021, facility closure costs mainly related to the relocation of our executive office and innovation center into Eden Prairie, Minnesota, and the vacating of our former leased facility, which are recorded in other expense.

SUNOPTA INC.	32	December 30, 2023 Form 10-K

(j) For 2021, represents employee termination costs related to workforce reduction actions in Frozen Fruit, which are recorded in loss from discontinued operations.

(3) The following table presents a reconciliation of adjusted EBITDA from net earnings (loss), which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for Fiscal Years 2023 and 2022" table regarding the use of this non-GAAP measure).

	Continuing	Discontinued
	Operations	Operations	Consolidated
For the year ended	$	$	$
December 31, 2022
Net earnings (loss)	3,881	(8,722)	(4,841)
Income tax expense (benefit)	896	(16,154)	(15,258)
Interest expense, net	13,156	1,578	14,734
Depreciation and amortization	23,047	14,626	37,673
Stock-based compensation	13,830	-	13,830
Adjusted for:
Loss on divestiture of discontinued operations(a)	-	31,468	31,468
Sale of frozen fruit processing facility(b)	-	(2,544)	(2,544)
Start-up costs(c)	6,028	-	6,028
Business development costs(d)	1,170	-	1,170
Exit from fruit ingredient processing facility(e)	577	-	577
Other(f)	1,074	(202)	872
Adjusted EBITDA	63,659	20,050	83,709

	Continuing	Discontinued
	Operations	Operations	Consolidated
For the year ended	$	$	$
January 1, 2022
Net earnings (loss)	5,543	(6,715)	(1,172)
Income tax benefit	(4,854)	(1,574)	(6,428)
Interest expense, net	7,552	1,217	8,769
Depreciation and amortization	18,627	16,014	34,641
Stock-based compensation	9,100	-	9,100
Adjusted for:
Business development costs(d)	6,209	-	6,209
Exit from fruit ingredient processing facility(e)	5,504	-	5,504
Exit from frozen fruit processing facility(h)	-	1,432	1,432
Facility closure costs(i)	1,063	-	1,063
Start-up costs(c)	745	-	745
Workforce reduction charges(j)	-	499	499
Other(f)	47	214	261
Adjusted EBITDA	49,536	11,087	60,623

(a)-(j) Refer to footnote (2) above.

(4) Refer to footnote (4) to the "Consolidated Results of Operations for Fiscal Years 2023 and 2022" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

SUNOPTA INC.	33	December 30, 2023 Form 10-K

Revenues for the year ended December 31, 2022 increased by 19.1% to $591.4 million from $496.5 million for the year ended January 1, 2022. The change in revenues from 2021 to 2022 was due to the following:

	$	%
2021 revenues	496,455
Price	52,403	10.6%
Volume/Mix	64,855	13.1%
Acquisition of Dream and West Life brands	3,735	0.8%
Rationalization of fruit-based ingredients	(26,053)	-5.2%
2022 revenues	591,395	19.1%

Note: percentages may not add due to rounding.

For the year ended December 31, 2022, the 19.1% increase in revenues reflected a 10.6% increase in pricing, a favorable volume/mix impact of 13.1%, and 0.8% of incremental revenue in the first quarter of 2022 related to the acquisition of the Dream and West Life brands in April 2021, partially offset by the impact of the rationalization of lower-margin fruit-based ingredients in July 2021. The increase in pricing was driven by pricing actions taken with customers to offset inflationary cost increases, while volume/mix was favorable mainly due to growth from our oat-based product offerings, almond beverages, and teas, together with strong demand for fruit snacks and the introduction of smoothie bowls, partially offset by lower broth demand.

Gross profit increased $18.6 million, or 22.9%, to $99.7 million for the year ended December 31, 2022, compared with $81.1 million for the year ended January 1, 2022. Gross margin for the year ended December 31, 2022 was 16.9% compared to 16.3% for the year ended January 1, 2022, an increase of 60 basis points.

For the year ended December 31, 2022, we incurred start-up costs included in cost of goods sold of $5.8 million (1.0% gross margin impact) mainly related to our new plant in Midlothian, Texas, and integration of the acquired Dream and West Life brands, compared with $0.7 million (0.1% gross margin impact) of start-up costs incurred for the year ended January 1, 2022. Excluding the impact of these costs, adjusted gross margin for the year ended December 31, 2022 was 17.8% compared to 16.5% for the year ended January 1, 2022, an increase of 130 basis points. See footnote (1) to the "Consolidated Results of Operations for Fiscal Years 2022 and 2021" table for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

The 130-basis point increase in adjusted gross margin reflected the benefit of the rationalization of fruit-based ingredients beginning in the second half of 2021, including the closure of our fruit ingredient processing facility, together with higher production volumes and plant utilization within our plant-based beverage and fruit snack operations. These factors were partially offset by the dilutive effect of pass-through pricing to recover cost inflation on raw materials and packaging, together with the impacts of higher labor and utility costs, increased inventory reserves, and higher depreciation expense.

Operating income increased $9.7 million to $17.9 million for the year ended December 31, 2022, compared with $8.2 million for the year ended January 1, 2022. The increase in operating income reflected higher gross profit, as described above, together with lower facility closure and employee severance costs related to the exit from our former fruit ingredient processing facility in 2021. These factors were partially offset by higher employee compensation costs, including incremental 2022 incentive plan accruals based on performance, and a one-time bonus of $1.6 million recognized in the first quarter of 2022 to reward employees for improved performance, partially offset by lower business development costs.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense increased by $5.6 million to $13.2 million for the year ended December 31, 2022, compared with $7.6 million for the year ended January 1, 2022, reflecting an increase in outstanding debt to finance capital expansion projects and fund working capital requirements, together with the impact of higher interest rates. Interest expense capitalized as part of the construction cost of property, plant and equipment was $1.2 million in 2022 and immaterial 2021.

We recognized income tax expense of $0.9 million on pre-tax earnings from continuing operations of $4.8 million for the year ended December 31, 2022, compared with an income tax benefit of $4.9 million on pre-tax earnings from continuing operations of $0.7 million for the year ended January 1, 2022, which reflected the recognition of excess tax benefits on the vesting of stock-based awards.

SUNOPTA INC.	34	December 30, 2023 Form 10-K

Earnings from continuing operations for the year ended December 31, 2022 were $3.9 million, compared with $5.5 million for the year ended January 1, 2022. Diluted earnings per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) were $0.01 for each of the years ended December 31, 2022 and January 1, 2022.

We recognized a loss from discontinued operations of $8.7 million (diluted loss per share of $0.08) for the year ended December 31, 2022, compared with a loss of $6.7 million (diluted loss per share of $0.06) for the year ended January 1, 2022. The loss from discontinued operations for the year ended December 31, 2022 included a pre-tax loss on the divestiture of Sunflower of $23.2 million, together with an $8.2 million loss on the settlement of the purchase price allocation related to the 2020 divestiture of our global ingredients business, Tradin Organic. Before the losses on divestitures, earnings from discontinued operations were $6.6 million in 2022, compared with a loss of $8.3 million in 2021, which reflected an improved margin profile for Frozen Fruit in 2022 from portfolio rationalizations, a reduced manufacturing cost base, and higher pricing for retail customers.

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

On a consolidated basis, adjusted earnings for the year ended December 31, 2022 were $9.0 million, or $0.08 earnings per diluted share, compared with adjusted earnings of $4.5 million, or $0.04 earnings per diluted share, for the year ended January 1, 2022. For the year ended December 31, 2022, adjusted earnings from continuing operations were $7.3 million, or $0.07 earnings per diluted share, compared with adjusted earnings of $9.9 million, or $0.09 earnings per diluted share, for the year ended January 1, 2022.

On a consolidated basis, adjusted EBITDA increased $23.1 million, or 38.1%, for the year ended December 31, 2022 to $83.7 million, compared with $60.6 million for the year ended January 1, 2022. Adjusted EBITDA from continuing operations increased $14.1 million, or 28.5%, to $63.7 million for the year ended December 31, 2022, compared with $49.5 million for the year ended January 1, 2022.

Adjusted earnings (loss) and adjusted EBITDA are non-GAAP financial measures. See footnotes (2) and (3) to the "Consolidated Results of Operations for Fiscal Years 2022 and 2021" table for a reconciliation of adjusted earnings (loss) and adjusted EBITDA from net earnings (loss), which we consider to be the most directly comparable U.S. GAAP financial measure.

Rollforward of Revenue, Gross Profit and Operating Income

For the year ended	December 31, 2022	January 1, 2022	Change	% Change

Revenues	$591,395	$496,455	$94,940	19.1%
Gross profit	99,730	81,144	18,586	22.9%
Gross margin	16.9%	16.3%		0.6%

Operating income	$17,933	$8,241	$9,692	117.6%
Operating margin	3.0%	1.7%		1.3%

SUNOPTA INC.	35	December 30, 2023 Form 10-K

Revenues

The table below explains the $94.9 million increase in revenues from $496.5 million for the year ended January 1, 2022 to $591.4 million for the year ended December 31, 2022:

Revenues for the year ended January 1, 2022	$496,455
Benefit of pricing actions taken to offset input cost inflation, together with sales volume growth for oat-based product offerings, almond beverages, and teas, partially offset by lower broth demand	88,417
Higher sales volumes and pricing for fruit snacks and incremental revenue from the introduction of smoothie bowls	28,841
Incremental revenue in the first quarter of 2022 related to the acquisition of the Dream and West Life brands in April 2021	3,735
Impact of the rationalization of fruit-based ingredients in 2021	(26,053)
Revenues for the year ended December 31, 2022	$591,395

Gross Profit

The table below explains the $18.6 million increase in gross profit from $81.1 million for the year ended January 1, 2022 to $99.7 million for the year ended December 31, 2022:

Gross profit for the year ended January 1, 2022	$81,144
Higher volumes and pricing for plant-based beverages and ingredients, including the incremental contribution in the first quarter of 2022 from the acquisition of the Dream and West Life brands in April 2021, partially offset by higher manufacturing plant spend due to inflationary pressures on wage costs and utility rates, together with higher inventory reserves, and incremental depreciation of new production equipment for capital expansion projects	14,818
Impact of the rationalization of fruit-based ingredients in 2021, including the closure of our fruit ingredient processing facility	4,407
Higher sales volumes and pricing for fruit snacks, together with increased production volumes and plant efficiencies in our fruit snack operations	4,394
Increase in start-up costs related to our new plant in Midlothian, Texas, together with the integration of the Dream and West Life brands	(5,033)
Gross profit for the year ended December 31, 2022	$99,730

SUNOPTA INC.	36	December 30, 2023 Form 10-K

Operating Income

The table below explains the $9.7 million increase in operating income from $8.2 million for the year ended January 1, 2022 to $17.9 million for the year ended December 31, 2022:

Operating income for the year ended January 1, 2022	$8,241
Increase in gross profit, as explained above	18,586
Decrease in facility closure and employee severance costs related to the exit from our former fruit ingredients processing facility in 2021	5,094
Higher employee compensation costs, including incremental 2022 incentive plan accruals based on improved performance, together with costs related to our inaugural 2022 Investor Day, partially offset by lower business development costs	(9,258)
Higher variable stock-based compensation expense based on improved performance	(4,730)
Operating income for the year ended December 31, 2022	$17,933

Liquidity and Capital Resources

Utilizing the net cash proceeds from the divestiture of Frozen Fruit, we were able to reduce our debt by approximately $78 million in the fourth quarter of 2023. The divestiture of the commodity-based frozen fruit business also serves to significantly reduce our working capital needs, particularly in the first half of each fiscal year due to crop inventory builds. As a result, on December 8, 2023, we refinanced and extended our credit facilities with our existing syndicate of lenders to provide a structure that aligns with our more capital efficient value-add business model and the significant capital investments we have made in recent years.

The New Credit Agreement provides for a $180.0 million term loan credit facility (the "New Term Loan Credit Facility") and an $85.0 million revolving credit facility (the "New Revolving Credit Facility") (collectively, the "New Credit Facilities"). We used initial proceeds from the New Credit Facilities of $141.9 million to repay in full the amounts owing under our former asset-based revolving and term loan credit facilities, and $56.0 million to repay and terminate certain finance lease obligations. The New Credit Facilities have a term of five years and replace the former asset-based credit facilities. As at December 30, 2023, the $180 million New Term Loan Credit Facility was fully drawn and we had utilized $37.7 million of the $85 million New Revolving Credit Facility, including $5.9 million in letters of credit. For more information on our New Credit Facilities, including maturity dates, see note 10 to the consolidated financial statements included in Item 15 of this Form 10-K.

In connection with our efforts to extend payment terms with our major suppliers to enhance cash flows, we are financing certain purchases of goods and services through extended payables facilities, by which third-party intermediaries settle the supplier invoice on the contractual due date and issue us a short-term note payable for the face amount of the invoice, which we repay, together with interest, at a later date. For the year ended December 30, 2023, we had principal borrowings of $102.0 million under these facilities, of which $17.6 million principal amount remained outstanding as at December 30, 2023. With the flexibility provided by our New Credit Facilities, our intention is to reduce our reliance on these facilities in 2024 and to settle all remaining outstanding notes payable.

From time to time, as part of our ongoing efforts to improve working capital efficiency, we utilize, at our sole discretion, supply chain finance ("SCF") programs offered by some of our major customers that allows us to sell our receivables from the customers to such customers' financial institutions, on a non-recourse basis, in order to be paid earlier than our payment terms with the customer provide at a discount rate that leverages those customers' favorable credit ratings. Utilizing our customers' SCF programs reduces our accounts receivable balances, improves our cash flows, and reduces the cost of servicing these receivables with our revolving credit facility. All operating cash flows from accounts receivable are reported consistently in our consolidated statements of cash flows regardless of whether they are associated with a SCF program.

As at December 30, 2023, we had approximately $86.3 million of purchase commitments related to inventories to be used in our production processes over the next 12 months, which we intend to fund through operating cash flows, supplemented from time to time with short-term borrowings under our New Revolving Credit Facility.

SUNOPTA INC.	37	December 30, 2023 Form 10-K

We estimate additional capital expenditures in 2024 of approximately $15 million for other discretionary investments in growth and productivity projects, and approximately $10 million to $15 million of non-discretionary maintenance projects. We also anticipate the addition of approximately $25 million of finance lease right-of-use assets related to an expansion of our ingredient extraction operations at our Modesto, California, facility. For 2024, our estimated capital expenditures directly related to environmental projects are not expected to be material. We intend to fund our cash capital expenditures using operating cash flows and the New Revolving Credit Facility.

We believe that our operating cash flows, including the selective use of customer SCF programs to improve collection terms, together with our New Credit Facilities and access to committed lease financing, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us. In addition, we may explore the sale of selected operations or assets from time to time to improve our profitability, reduce our indebtedness, and/or improve our position to obtain additional financing.

Cash Flows

Summarized cash flow information for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 is as follows:

				Change
	December 30, 2023	December 31, 2022	January 1, 2022	2022 to 2023	2021 to 2022
	$	$	$	$	$
Net cash flows provided by (used in):
Continuing operations:
Operating activities	3,575	30,746	38,207	(27,171)	(7,461)
Investing activities	(46,519)	(120,957)	(77,390)	74,438	(43,567)
Financing activities	(48,337)	96,534	52,762	(144,871)	43,772
Discontinued operations	99,356	(5,871)	(13,603)	105,227	7,732

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations decreased $27.2 million from 2022 to 2023, which reflected the impact of start-up costs related to our Midlothian, Texas, facility, higher cash interest expense on borrowings to finance capital expenditures, and unrecovered product withdrawal and recall costs.

Cash provided by operating activities of continuing operations decreased $7.5 million from 2021 to 2022, which reflected an increase in net working capital in 2022, due to the timing of payables and higher inventory levels to support the growth in our fruit snacks operations, partially offset by improved operating performance in 2022.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations decreased $74.4 million from 2022 to 2023, which reflected the completion of certain major capital projects, including the construction of our new plant-based beverage facility in Midlothian, Texas.

Cash used in investing activities of continuing operations increased $43.6 million from 2021 to 2022, reflecting the ramp-up of construction activities at the Midlothian facility, together with the completion of our executive office and innovation center in Eden Prairie, Minnesota in 2022. In addition, investing cash outflows in 2021 included $25.1 million paid to acquire the Dream and West Life brand name intangible assets.

SUNOPTA INC.	38	December 30, 2023 Form 10-K

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations increased $144.9 million from 2022 to 2023, which reflected the repayment of approximately $78 million of debt following the divestiture of Frozen Fruit in 2023, together with reduced levels of new borrowings in 2023 as major capital projects, including the Midlothian facility, were completed.

Cash provided by financing activities of continuing operations increased $43.8 million from 2021 to 2022, which mainly reflected higher borrowings in 2022 to fund the ramp-up in construction activities related to major capital projects.

Cash Flows from Discontinued Operations

Net cash provided by discontinued operations increased $105.2 million from 2022 to 2023, which mainly reflected net cash consideration of approximately $92 million received from the divestiture of Frozen Fruit in the fourth quarter of 2023, compared with cash paid of $6.3 million in 2022 to settle the purchase price allocation and other post-closing matters in connection with the 2020 divestiture of Tradin Organic.

Net cash used in discontinued operations decreased $7.7 million from 2021 to 2022, which reflected the $6.3 million settlement of the Tradin Organic closing matters in 2022, compared with the payment of $13.4 million of transaction costs in 2021 related to the Tradin Organic divestiture.

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

Loss on Divestiture of Frozen Fruit

The estimated aggregate purchase price recognized in connection with the divestiture of Frozen Fruit is subject to post-closing adjustments based on a determination of the final net working capital as of the closing date of the transaction on October 12, 2023. As at December 30, 2023, we recognized a $0.5 million post-closing adjustment based on our estimate of the final net working capital allocation, which is recognized as part of the loss from discontinued operations in the consolidated statement of operations for the year ended December 30, 2023. This estimate may be subject to change, which could be material, as the parties are currently in the process of reconciling the final aggregate purchase price, including the resolution of certain disputed items, in accordance with the procedures set forth in the Asset Purchase Agreement. A change in the aggregate purchase price could have a material impact on our consolidated results of operations and financial condition.

Leases

Lease assets and liabilities are recognized and measured based on the present value of future lease payments over the lease term. In measuring lease assets and liabilities, critical estimates and assumptions include the amount and timing of the future lease payments based on the expected lease term, and the discount rate to apply to those future lease payments. We generally use initial noncancelable lease term when determining the lease asset and liability. The discount rate used to determine the present value of the future lease payments is the implicit rate in the lease if readily determinable. When that rate is not readily determinable, we use our incremental borrowing rate, which we estimate using relevant interest rate yield curves and credit spreads derived from available market data. See note 6 of the consolidated financial statements included in Item 15 of this Form 10-K for disclosures related to leases, including weighted-average remaining lease terms and discount rates.

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

SUNOPTA INC.	39	December 30, 2023 Form 10-K

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

Based on our impairment assessment as of December 30, 2023, we did not identify any facts or circumstances that would indicate that the carrying amounts of any of the long-lived assets related to our continuing operations were not recoverable.

Contingencies

We make estimates for payments that are contingent on the outcome of uncertain future events. These contingencies include accrued but unpaid bonuses, tax-related matters, product recall-related claims and recoveries, and other claims or litigation. In establishing our estimates, we consider historical experience with similar contingencies and the progress of each contingency, as well as the recommendations of internal and external advisors and legal counsel. We re-evaluate all contingencies as additional information becomes available; however, given the inherent uncertainties, the ultimate amount paid could differ from our estimates.

Income Taxes

Our effective tax rate may differ from the statutory tax rates in the jurisdiction in which we operate and may vary from year to year as a result of permanent differences, investment and other tax credits, the provision for income taxes at different rates in foreign jurisdictions, enacted statutory tax rate increases or reductions in the year, changes due to foreign exchange, changes in valuation allowance based on our recoverability assessments of deferred tax assets, and favorable or unfavorable resolution of various tax examinations.

In making an estimate of our income tax liability, we first assess which items of income and expense are taxable in a particular jurisdiction. This process involves a determination of the amount of taxes currently payable as well as the assessment of the effect of temporary timing differences resulting from different treatment of items for accounting and tax purposes. These differences in the timing of the recognition of income or the deductibility of expenses result in deferred income tax balances that are recorded as assets or liabilities as the case may be on our balance sheet. We also estimate the amount of valuation allowance to maintain relating to loss carry forwards and other balances that can be used to reduce future taxes payable. This judgment is based on forecasted results in the jurisdiction and certain tax planning strategies and as a result actual results may differ from forecasts. We assess the likelihood of the ultimate realization of these tax assets by looking at the relative size of the tax assets in relation to the profitability of the businesses and the jurisdiction to which they can be applied, the number of years based on management's estimate it will take to use the tax assets and any other special circumstances. If different judgments had been used, our income tax liability could have been different from the amount recorded. In addition, the taxing authorities of those jurisdictions upon audit may not agree with our assessment. Note 14 of the consolidated financial statements included in Item 15 of this Form 10-K provides an analysis of the changes in the valuation allowance and the components of our deferred tax assets.

While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could differ from our accrued position. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in note 1 of the consolidated financial statements included in Item 15 of this Form 10-K.

SUNOPTA INC.	40	December 30, 2023 Form 10-K

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at December 30, 2023, we had approximately $212 million of variable rate debt, mainly comprised of our New Credit Facilities, and approximately $53 million principal amount of fixed rate debt, comprised of finance lease obligations. A one percent, or 100 basis-point, change in interest rates would have a pre-tax effect of approximately $2.1 million on our results of operations and cash flows, based on current outstanding borrowings of variable rate debt, and the fair value of the fixed-rate finance lease liabilities would increase or decrease by approximately $0.9 million.

Foreign currency risk

Following the divestiture of Frozen Fruit with its Mexican operations, our remaining operations, assets and customers are principally located in the U.S. All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional and reporting currencies of our smaller Canadian operations are the U.S. dollar. As at December 30, 2023, a 10% change in foreign exchange rates would not have a material impact on our consolidated financial position, results of operations, or cash flows. In addition, U.S. and Canadian operations have limited exposure to foreign currency transactions since sales and purchases are predominately made in U.S. dollars.

Price risk

Certain agricultural commodities and ingredients we use in the production of our products are exposed to market price risk, including grains, nuts, sweeteners, and flavorings. In addition, other inputs, such as packaging materials, energy, fuel, storage, and freight, are exposed to price fluctuations due to weather conditions, regulations, industry conditions, energy costs, fuel prices, transportation and storage demands, or other factors that are beyond our control. In addition, as described above under "Recent Events," the impacts of global macroeconomic conditions have contributed to higher commodity inflation and input costs over the past few years. We currently do not utilize derivative contracts to hedge our exposure to fluctuations in input prices.

Changes in the prices of our products may lag changes in the costs to produce and ship our products due to contractual restrictions in our revenue contracts with customers, or competitive pressures. If we are unable to increase our prices to offset increasing costs, our gross margins, operating results, and cash flows could be materially affected.

Our ability to pass through higher input costs to our customers on a timely basis depends on how we go-to-market, that is private label, co-manufacturing, or branded products. In our private label contracts, the timing of pass-through pricing adjustments tends to lag impacts from cost inflation. As a result, with private label we have greater exposure to price risk, including the impact of changing freight rates as these products are typically delivered to the customers. On the other hand, the cost-plus pricing mechanisms built into most of our co-manufacturing arrangements generally result in our customers bearing the majority of the raw material and packaging price risk. In addition, co-manufactured products are typically picked up by our customers, so they bear the impact of changing freight rates. With our branded portfolio, we are exposed to price risks for input costs, including raw materials, packaging, plant operating costs and freight, that we may not be able to fully recover through price increases due to competitive factors, or be able to fully offset with compensating productivity gains.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required by this item are set forth immediately following the signature page to this Form 10-K beginning on page F1 and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

SUNOPTA INC.	41	December 30, 2023 Form 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 30, 2023.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company's financial reporting for external purposes in accordance with United States generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 30, 2023, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on the evaluation performed, management concluded that our internal control over financial reporting was effective as of December 30, 2023 based on those criteria.

Our internal control over financial reporting as of December 30, 2023 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, as stated in its report which contains an unqualified opinion on the effectiveness of our internal control over financial reporting. This report appears herein.

Changes in Internal Control Over Financial Reporting

In the fourth quarter of 2022, management determined that we had a material weakness in our internal control over financial reporting and disclosure controls and procedures related to the preparation and review of our consolidated income tax provision and recognition of deferred tax assets in our financial statements for the year ended January 1, 2022. During fiscal 2023, we improved our policies and procedures relating to enhancing our disclosure controls and procedures and internal controls related to the accumulation and communication of information necessary to the accurate preparation of our consolidated income tax provision and recognition of deferred tax assets, as well as strengthening our review controls over the reporting of income taxes and our financial statements. During the fourth quarter of 2023, we successfully completed the testing necessary to conclude that the remedial controls are operating effectively, and the material weakness has been remediated.

Except as noted above, there were no changes in our internal control over financial reporting during the quarter ended December 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	42	December 30, 2023 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SunOpta Inc.’s internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (2013 framework) (the COSO criteria). In our opinion, SunOpta Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 30, 2023 and the related notes and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

SUNOPTA INC.	43	December 30, 2023 Form 10-K

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 28, 2024

Item 9B. Other Information

Insider Trading Arrangements

During the quarter ended December 30, 2023, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 30, 2023 (the "2024 Proxy Statement").

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as at December 30, 2023, with respect to our common shares that may be issued under the Company's stock incentive and employee share purchase plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders:
2013 Stock Incentive Plan	4,545,342 (1)	$6.55(3)	3,619,054
Employee Stock Purchase Plan	-		425,566
Equity compensation plans not approved by securities holders	960,061 (2)	$3.36(3)	-
Total	5,505,403	$5.63(3)	4,044,620

SUNOPTA INC.	44	December 30, 2023 Form 10-K

(1) Represents common shares of the Company issuable in respect of 2,388,042 stock options, 599,724 restricted stock units and 1,557,576 performance share units granted under the Company's 2013 Stock Incentive Plan.

(2) Represents common shares of the Company issuable in respect of a special one-time grant of stock options in connection with the appointment of Joseph D. Ennen as Chief Executive Officer of the Company on April 1, 2019.

(3) Vested RSUs and PSUs entitle the holder to receive one common share per unit without payment of additional consideration. Accordingly, these units are disregarded for purposes of computing the weighted-average exercise price.

The information related to the security ownership of certain beneficial owners and management required under this item is incorporated herein by reference from the 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2024 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2024 Proxy Statement.

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

EXHIBIT INDEX

Exhibits	Description

2.1	Asset Purchase Agreement, dated as of October 12, 2023, among SunOpta Inc., Sunrise Growers Mexico, S. de R.L. de C.V., SunOpta Mx, S.A. de C.V., Sunrise Growers, Inc., Nature's Touch Frozen Fruits, LLC and Natures Touch Mexico, S. de R.L. de C.V. (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K filed on October 17, 2023).

3.1	Amalgamation of Stake Technology Ltd. and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	Certificate of Amendment, dated October 31, 2003, to change the Company's name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to Exhibit 3i(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

SUNOPTA INC.	45	December 30, 2023 Form 10-K

Exhibits	Description

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

4.6	Amended and Restated By-Law No. 14 of SunOpta Inc. dated May 24, 2023 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2023).

4.7*	Description of Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934.

SUNOPTA INC.	46	December 30, 2023 Form 10-K

Exhibits	Description

10.1†	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2011).

10.2	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2014).

10.3†	Employment Agreement, effective March 29, 2019, between SunOpta Inc. and Joseph D. Ennen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2019).

10.4	Subscription Agreement, dated April 15, 2020, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2020).

10.5	Exchange and Support Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.6	Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.7	Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.8	Amended and Restated Investor Rights Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.9†	Form of Stock Option Award Agreement, dated May 5, 2022, between the Company and Joseph Ennen (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 9, 2022.)

10.10†	Form of Performance Share Unit Award Agreement, dated May 5, 2022, between the Company and Joseph Ennen (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 9, 2022.)

10.11†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 14, 2023).

10.12†	Executive Employment Agreement made as of October 11, 2023 between Greg Gaba and SunOpta Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2023).

10.13†	Amendment No. 1 to Executive Employment Agreement made as of March 29, 2019 between Joe Ennen and SunOpta Inc., dated as of December 5, 2023 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 7, 2023).

SUNOPTA INC.	47	December 30, 2023 Form 10-K

Exhibits	Description

10.14†	Executive Employment Agreement made as of December 1, 2023 between Brian W. Kocher and SunOpta Inc. (incorporated by reference to Exhibit 10.2 the Company's Current Report on Form 8-K filed on December 7, 2023).

10.15†	Form of Restricted Stock Unit Award Agreement, effective as of January 2, 2024, between Brian W. Kocher and SunOpta Inc. (incorporated by reference to Exhibit 10.3 the Company's Current Report on Form 8-K filed on December 7, 2023).

10.16†	Form of Stock Option Award Agreement, effective as of January 2, 2024, between Brian W. Kocher and SunOpta Inc. (incorporated by reference to Exhibit 10.4 the Company's Current Report on Form 8-K filed on December 7, 2023).

10.17†	Form of Performance Share Unit Award Agreement, effective as of January 2, 2024, between Brian W. Kocher and SunOpta Inc. (incorporated by reference to Exhibit 10.5 the Company's Current Report on Form 8-K filed on December 7, 2023).

10.18	Credit Agreement, dated as of December 8, 2023, among SunOpta Inc., the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, as an Issuing Bank, as the Swingline Lender and as Collateral Agent (incorporated by reference to the Company's Current Report on Form 8-K filed on December 14, 2023).

10.19†	Amendment No. 1 to Executive Employment Agreement made as of April 10, 2017 between Chris Whitehair and SunOpta Inc., dated as of February 13, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 15, 2024).

10.20†*	Employment Agreement, effective January 19, 2024, between SunOpta Inc. and Chad Hagen.

10.21†*	SunOpta Inc. 2023 Short Term Incentive Plan.

10.22†*	SunOpta Inc. 2023 Long Term Incentive Plan.

21*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by Brian Kocher, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Greg Gaba, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Brian Kocher, Chief Executive Officer, and Greg Gaba, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

97*	SunOpta Inc. Clawback Policy

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

SUNOPTA INC.	48	December 30, 2023 Form 10-K

Exhibits	Description

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+ Exhibits and schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. SunOpta will furnish copies of the omitted exhibits and schedules to the Securities and Exchange Commission upon its request.

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	49	December 30, 2023 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Greg Gaba

Greg Gaba
Chief Financial Officer

Date: February 28, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian Kocher Brian Kocher	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
/s/ Greg Gaba Greg Gaba	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2024
/s/ Dean Hollis Dean Hollis	Chair of the Board and Director	February 28, 2024
/s/ Albert Bolles Albert Bolles	Director	February 28, 2024
/s/ Rebecca Fisher Rebecca Fisher	Director	February 28, 2024
/s/ Katrina Houde Katrina Houde	Director	February 28, 2024
/s/ Leslie Starr Leslie Starr	Director	February 28, 2024
/s/ Diego Reynoso Diego Reynoso	Director	February 28, 2024
/s/ Mahes Wickramasinghe Mahes Wickramasinghe	Director	February 28, 2024

SUNOPTA INC.	50	December 30, 2023 Form 10-K

SunOpta Inc.

SUNOPTA INC.	-F1-	December 30, 2023 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunOpta Inc. (the Company) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 30, 2023, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2024 expressed an unqualified opinion thereon.

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

SUNOPTA INC.	-F2-	December 30, 2023 Form 10-K

Revenue recognition under bill-and-hold arrangements

Description of the Matter	As discussed in Note 1 to the consolidated financial statements, the Company enters into bill-and-hold arrangements, whereby the Company produces and sells food and beverage products and control transfers when the product is ready for physical transfer to the customer and the Company has a present right to payment. Total revenues was $630.2 million for the year ended December 30, 2023, a portion of which was for bill-and-hold arrangements.

We identified the evaluation of revenue recognized under bill-and-hold arrangements as a critical audit matter because of the extent of additional audit effort required to test the incremental bill-and-hold revenue recognition criteria. The incremental bill-and-hold revenue recognition criteria include the evaluation of: 1) the reason for the bill and hold arrangement; 2) the identification of the product as separately belonging to the customer; 3) the product being currently ready for physical transfer to the customer; and 4) the Company’s inability to use the product or direct it to another customer.

How We Addressed the Matter in Our Audit	We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s revenue recognition process, including controls related to the identification of bill-and-hold revenue transactions and whether the criteria for revenue recognition have been met based on the underlying agreements and transactions.

We examined the contracts with customers and evaluated the terms and conditions to determine whether the reason for the bill-and-hold arrangement is substantive and whether certain revenue should be recognized as bill-and-hold revenue. We further examined a sample of bill-and-hold revenue transactions to assess the incremental bill-and-hold revenue recognition criteria. Specifically, we inspected the certificate of analysis that evidences that product is ready for physical transfer and the contract terms which evidence the Company has the right to present payment. To evaluate that the Company does not have the ability to use the product or direct to another customer, we inspected underlying documentation for the same sample of bill and hold transactions to determine legal title to the product had transferred to the customer.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2021.

Minneapolis, Minnesota

February 28, 2024

SUNOPTA INC.	-F3-	December 30, 2023 Form 10-K

SunOpta Inc.

Consolidated Statements of Operations
For the years ended December 30, 2023, December 31, 2022 and January 1, 2022
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
		(note 1)	(note 1)

Revenues (note 18)	630,297	591,395	496,455
Cost of goods sold	541,680	491,665	415,311

Gross profit	88,617	99,730	81,144
Selling, general and administrative expenses	78,000	78,469	64,778
Intangible asset amortization (note 7)	1,784	1,784	1,286
Other expense, net	455	1,651	6,745
Foreign exchange loss (gain)	110	(107)	94

Operating income	8,268	17,933	8,241
Interest expense, net (note 10)	26,909	13,156	7,552

Earnings (loss) from continuing operations before income taxes	(18,641)	4,777	689
Income tax expense (benefit) (note 14)	3,269	896	(4,854)

Earnings (loss) from continuing operations	(21,910)	3,881	5,543
Loss from discontinued operations, net of tax (note 2)	(153,108)	(8,722)	(6,715)

Net loss	(175,018)	(4,841)	(1,172)
Dividends and accretion on preferred stock (note 11)	(1,981)	(3,109)	(4,197)

Loss attributable to common shareholders	(176,999)	(7,950)	(5,369)

Basic and diluted earnings (loss) per share (note 15)
Earnings (loss) from continuing operations	(0.21)	0.01	0.01
Loss from discontinued operations	(1.34)	(0.08)	(0.06)
Loss attributable to common shareholders	(1.55)	(0.07)	(0.05)

Weighted-average common shares outstanding (000s) (note 15)
Basic	114,226	107,659	104,098
Diluted	114,226	110,247	106,987

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F4-	December 30, 2023 Form 10-K

SunOpta Inc.

Consolidated Statements of Comprehensive Loss
For the years ended December 30, 2023, December 31, 2022 and January 1, 2022
(All dollar amounts expressed in thousands of U.S. dollars)

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
		(note 1)	(note 1)

Earnings (loss) from continuing operations	(21,910)	3,881	5,543
Loss from discontinued operations	(153,108)	(8,722)	(6,715)
Net loss	(175,018)	(4,841)	(1,172)

Other comprehensive loss
Reclassification of accumulated currency translation adjustment of discontinued operations	(646)	-	-
Other comprehensive loss	(646)	-	-
Comprehensive loss	(175,664)	(4,841)	(1,172)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	December 30, 2023 Form 10-K

SunOpta Inc.

Consolidated Balance Sheets
As at December 30, 2023 and December 31, 2022
(All dollar amounts expressed in thousands of U.S. dollars)

	December 30, 2023	December 31, 2022
	$	$
		(note 1)
ASSETS
Current assets
Cash and cash equivalents	306	679
Accounts receivable, net of allowances for credit losses of $303 and $318, respectively	64,862	59,545
Inventories (note 3)	83,215	74,439
Prepaid expenses and other current assets	25,235	15,535
Income taxes recoverable	4,717	4,040
Current assets held for sale (note 2)	5,910	148,119
Total current assets	184,245	302,357

Restricted cash (note 4)	8,448	-
Property, plant and equipment, net (note 5)	319,898	292,306
Operating lease right-of-use assets (note 6)	105,919	78,761
Intangible assets, net (note 7)	21,861	23,646
Goodwill	3,998	3,998
Deferred income taxes (note 14)	-	3,712
Other long-term assets	25,055	5,184
Non-current assets held for sale (note 2)	-	145,888
Total assets	669,424	855,852

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities (note 8)	96,650	95,879
Notes payable (note 9)	17,596	-
Income taxes payable	-	957
Current portion of long-term debt (note 10)	24,346	38,491
Current portion of operating lease liabilities (note 6)	15,808	12,499
Current liabilities held for sale (note 2)	-	13,207
Total current liabilities	154,400	161,033

Long-term debt (note 10)	238,883	269,993
Operating lease liabilities (note 6)	100,102	74,329
Deferred income taxes (note 14)	505	-
Non-current liabilities held for sale (note 2)	-	3,228
Total liabilities	493,890	508,583

Series B-1 preferred stock (note 11)	14,509	28,062

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 115,953,287 shares issued (December 31, 2022 - 107,909,792)	464,169	440,348
Additional paid-in capital	27,534	33,184
Accumulated deficit	(332,687)	(155,688)
Accumulated other comprehensive income	2,009	1,363
Total shareholders' equity	161,025	319,207
Total liabilities and shareholders' equity	669,424	855,852

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	December 30, 2023 Form 10-K

SunOpta Inc.

Consolidated Statements of Shareholders' Equity
As at and for the years ended December 30, 2023, December 31, 2022 and January 1, 2022
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive income	Total
	000s	$	$	$	$	$

Balance at January 2, 2021	90,194	326,545	37,862	(142,369)	1,363	223,401
Exchange of Series A preferred stock, net of share issuance costs of $287	12,633	87,188	-	-	-	87,188
Employee share purchase plan	67	583	-	-	-	583
Stock incentive plan	4,466	22,147	(15,004)	-	-	7,143
Withholding taxes on stock-based awards	-	-	(8,718)	-	-	(8,718)
Stock-based compensation	-	-	9,100	-	-	9,100
Net loss	-	-	-	(1,172)	-	(1,172)
Dividends on preferred stock	-	-	-	(3,477)	-	(3,477)
Accretion on preferred stock	-	-	-	(720)	-	(720)
Balance at January 1, 2022	107,360	436,463	23,240	(147,738)	1,363	313,328
Employee share purchase plan	88	575	-	-	-	575
Stock incentive plan	462	3,310	(2,257)	-	-	1,053
Withholding taxes on stock-based awards	-	-	(1,629)	-	-	(1,629)
Stock-based compensation	-	-	13,830	-	-	13,830
Net loss	-	-	-	(4,841)	-	(4,841)
Dividends on preferred stock	-	-	-	(2,436)	-	(2,436)
Accretion on preferred stock	-	-	-	(673)	-	(673)
Balance at December 31, 2022	107,910	440,348	33,184	(155,688)	1,363	319,207
Exchange of Series B preferred stock, net of share issuance costs of $191 (note 11)	6,089	13,915	-	-	-	13,915
Employee share purchase plan	121	583	-	-	-	583
Stock incentive plan	1,833	9,323	(8,024)	-	-	1,299
Withholding taxes on stock-based awards	-	-	(9,404)	-	-	(9,404)
Stock-based compensation (note 13)	-	-	11,778	-	-	11,778
Net loss	-	-	-	(175,018)	-	(175,018)
Dividends on preferred stock (note 11)	-	-	-	(1,428)	-	(1,428)
Accretion on preferred stock (note 11)	-	-	-	(553)	-	(553)
Disposition of discontinued operations (note 2)	-	-	-	-	646	646
Balance at December 30, 2023	115,953	464,169	27,534	(332,687)	2,009	161,025

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F7-	December 30, 2023 Form 10-K

SunOpta Inc.

Consolidated Statements of Cash Flows
For the years ended December 30, 2023, December 31, 2022 and January 1, 2022
(All dollar amounts expressed in thousands of U.S. dollars)

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
		(note 1)	(note 1)
CASH PROVIDED BY (USED IN)

Operating activities
Net loss	(175,018)	(4,841)	(1,172)
Loss from discontinued operations	(153,108)	(8,722)	(6,715)
Earnings (loss) from continuing operations	(21,910)	3,881	5,543
Items not affecting cash:
Depreciation and amortization	31,039	23,047	18,627
Amortization of debt issuance costs (note 10)	1,398	1,601	1,353
Deferred income taxes (note 14)	3,978	(296)	(4,562)
Stock-based compensation (note 13)	11,778	13,830	9,100
Loss on extinguishment of debt (note 10)	1,584	-	-
Impairment of long-lived assets	-	-	3,202
Other	707	3,825	1,736
Changes in operating assets and liabilities, net of divestitures (note 16)	(24,999)	(15,142)	3,208
Net cash provided by operating activities of continuing operations	3,575	30,746	38,207
Net cash provided by (used in) operating activities of discontinued operations	11,269	29,829	(59,639)
Net cash provided by (used in) operating activities	14,844	60,575	(21,432)

Investing activities
Additions to property, plant and equipment	(46,125)	(125,139)	(54,617)
Cash settlement of foreign currency forward contract (note 2)	(394)	-	-
Proceeds from sale of property, plant and equipment	-	4,182	2,300
Additions to intangible assets	-	-	(25,073)
Net cash used in investing activities of continuing operations	(46,519)	(120,957)	(77,390)
Net cash provided by (used in) investing activities of discontinued operations	90,551	14,133	(17,060)
Net cash provided by (used in) investing activities	44,032	(106,824)	(94,450)

Financing activities
Increase (decrease) in borrowings under revolving credit facilities (note 10)	(15,863)	29,640	45,119
Borrowings of long-term debt (notes 6 and 10)	199,855	90,907	25,232
Repayment of long-term debt (notes 6 and 10)	(95,303)	(20,085)	(8,502)
Repayment of asset-based credit facilities (note 10)	(141,880)	-	-
Payment of debt issuance costs (note 10)	(3,297)	(735)	(2,561)
Proceeds from notes payable (note 9)	102,043	-	-
Repayment of notes payable (note 9)	(84,447)	-	-
Proceeds from the exercise of stock options and employee share purchases	1,882	1,628	7,726
Payment of withholding taxes on stock-based awards	(9,404)	(1,629)	(8,718)
Payment of cash dividends on preferred stock (note 11)	(1,732)	(2,436)	(5,247)
Payment of common share issuance costs	(191)	-	(287)
Payment of preferred stock issuance costs	-	(756)	-
Net cash provided by (used in) financing activities of continuing operations	(48,337)	96,534	52,762
Net cash provided by (used in) financing activities of discontinued operations	(2,464)	(49,833)	63,096
Net cash provided by (used in) financing activities	(50,801)	46,701	115,858
Increase (decrease) in cash, cash equivalents and restricted cash during the year	8,075	452	(24)

Cash and cash equivalents, beginning of the year	679	227	251

Cash, cash equivalents and restricted cash, end of the year	8,754	679	227

Non-cash investing and financing activities (notes 6 and 16)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F8-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 30, 2023, December 31, 2022 and January 1, 2022
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

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2023, 2022 and 2021 were each 52-week periods ending on December 30, 2023, December 31, 2022 and January 1, 2022, respectively. Fiscal year 2024 will be a 52-week period ending on December 28, 2024, with quarterly periods ending on March 30, 2024, June 29, 2024, and September 28, 2024.

Discontinued Operations

As described in note 2, on October 12, 2023, the Company completed the divestiture of its frozen fruit business ("Frozen Fruit"). The divestiture of Frozen Fruit completes the Company's strategic optimization plan for its non-core, commodity-based businesses, which included the divestiture of its sunflower business ("Sunflower") in October 2022, in order to focus on value-add products in plant-based and healthy snack categories. Beginning in the third quarter of 2023, Frozen Fruit and Sunflower met the criteria for reporting as discontinued operations, and, as such, the operating results and cash flows of Frozen Fruit and Sunflower for the years ended December 31, 2022 and January 1, 2022 have been reclassified to discontinued operations on the consolidated statements of operations and cash flows, and the assets and liabilities of the Frozen Fruit disposal group have been reclassified and reported as held for sale on the consolidated balance sheet as at December 31, 2022. In addition, the information disclosed in these notes to the consolidated financial statements is presented on a continuing operations basis, with comparative period information recast to reflect Frozen Fruit and Sunflower as discontinued operations.

Segment Information

In connection with the divestiture of Frozen Fruit, the Company changed its internal organization and reporting structures beginning in the third quarter of 2023 and began operating as one segment. These changes included the elimination of the roles and responsibilities of the former General Managers of the Company, who were previously identified as the segment managers of the Company's former Plant-Based and Fruit-Based Foods and Beverages operating and reportable segments. With these changes, the Company's Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), manages operations on a company-wide basis, rather than at a product category or business unit level. The CODM is supported by a centralized management team based on functional area, including sales, marketing, supply chain, and research and development, as well as finance, IT and administration. Only the CODM has overall responsibility and accountability for the profitability and cash flows of the Company. Using financial information at the consolidated level, the CODM makes key operating decisions, including approving annual operating plans, expanding into new markets or product categories, pursuing business acquisitions or divestitures, and initiating major capital expenditure programs. In addition, the CODM determines the allocation of resources and capital investments to optimize operations and maximize opportunities for the Company as a whole, without regard to specific product categories or business units. The CODM also uses consolidated information to assess performance against the annual operating plan and to set company-wide incentive compensation targets. Following the divestiture of its commodity-based businesses, the majority of the Company's products are shelf-stable packaged food and beverage products and share similar customers and distribution. Refer to note 18 for a disaggregation of the Company's revenues by product category.

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
SUNOPTA INC.	-F9-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

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

Foreign Currency Transactions

Gains or losses resulting from transactions denominated in foreign currencies are included in foreign exchange gain/loss on the consolidated statements of operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term deposits with an original maturity of 90 days or less. The Company places its cash and cash equivalents with institutions of high creditworthiness.

Restricted Cash

Restricted cash consists of cash that is legally restricted as to withdrawal or usage.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is an estimate of the amount of probable losses in existing accounts receivable. The Company routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. The Company closely monitors receivable balances and estimates an allowance for credit losses based on historical collection experience, and account aging analysis and trends, and evaluates the adequacy of the allowance each reporting period, considering individual customer account reviews, write-offs recorded in the period, sales forecasts and trends, and current and expected economic and customer-specific conditions. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. As at December 30, 2023, two long-term customers represented approximately 33% and 14%, respectively, of the Company's consolidated accounts receivable balance. The Company does not believe it is exposed to any significant credit risks with respect to these customers.
SUNOPTA INC.	-F10-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

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

Leases

At the lease commencement date, the Company recognizes a right-of-use lease asset for an amount equal to the lease liability, less any lease incentives. The lease liability is determined based on the present value of future lease payments over the lease term. The lease term includes the noncancellable term of the lease, together with periods covered by options to extend the lease that the Company is reasonably certain to exercise. The discount rate used to determine the present value of the future lease payments is the implicit rate in the lease if readily determinable. When that rate is not readily determinable, the Company applies its incremental borrowing rate, which its estimated using relevant interest rate yield curves and credit spreads derived from available market data. The Company excludes material non-lease components in determining the future lease payments. Material leases with an initial term of 12 months or less are recorded on the balance sheet.

Intangible Assets

The Company's finite-lived intangible assets consist of brand names and customer relationships. Intangible assets are amortized on a straight-line basis over their estimated useful lives, which are 15 years for brand names and 20 years for customer relationships.

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

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at the reporting unit level at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment in the fourth quarter of each fiscal year. The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company elects to quantitatively assess goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, the Company estimates the fair value of each of its reporting units using an income approach (discounted cash flow method). Goodwill impairment charges are recognized based on the excess of a reporting unit's carrying amount over its fair value. Based on Company's qualitative assessment, it was determined that goodwill was not impaired as at December 30, 2023.
SUNOPTA INC.	-F11-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Debt Issuance Costs

Costs incurred in connection with obtaining debt financing are deferred and amortized over the term of the financing arrangement. Costs incurred to secure revolving credit facilities are recorded in other long-term assets. All other debt issuance costs are recorded as a direct deduction from the related debt liability.

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

Revenue Recognition

The Company manufactures and sells food and beverage products to retailers, foodservice operators, branded food companies, and other food manufacturers. The Company recognizes revenue when performance obligations under the terms of a contract with a customer are satisfied, which is upon the transfer of control of the contracted goods. Except for goods sold under bill-and-hold arrangements, control is transferred when title and physical possession of the product transfers to the customer, which is at the point in time that product is shipped from the Company's facilities or delivered to a specified destination, depending on the terms of the contract, and the Company has a present right to payment. Under bill-and-hold arrangements, whereby the Company bills a customer for product to be delivered at a later date, control typically transfers when the product is ready for physical transfer to the customer, and the Company has a present right to payment.

SUNOPTA INC.	-F12-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

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
SUNOPTA INC.	-F13-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Contingencies

In the normal course of business, the Company is subject to loss contingencies, such as accrued but unpaid bonuses, tax-related matters, product recall-related claims and recoveries, and other claims or litigation. Accruals for loss contingencies are recorded when the Company determines that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the estimate of the amount of the loss is a range and some amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued as a liability. If no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued as a liability.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

2. Discontinued Operations

Divestiture of Frozen Fruit

On October 12, 2023, the Company, together with its subsidiaries Sunrise Growers, Inc. ("Sunrise Growers"), Sunrise Growers Mexico, S. de R.L. de C.V. ("Sunrise Mexico") and SunOpta Mx, S.A. de C.V. ("SunOpta Mexico"), entered into an Asset Purchase Agreement ("APA") with Natures Touch Mexico, S. de R.L. de C.V. and Nature's Touch Frozen Fruits, LLC (the "Purchasers") to sell to the Purchasers certain assets and liabilities of Frozen Fruit (the "Transaction"). On October 12, 2023 (the "Closing Date"), the Company completed the Transaction in accordance with the terms of the APA. The Transaction represents the Company's exit from the processing, packaging and selling of individually quick frozen fruit for retail, foodservice and industrial applications. Frozen Fruit was previously identified as a reporting unit within the Company's former Fruit-Based Foods and Beverages operating and reportable segment. Included with the Transaction are owned facilities of Frozen Fruit located in Edwardsville, Kansas, and Jacona, Mexico. A leased frozen fruit facility located in Oxnard, California and certain inventories of frozen fruit were not acquired by the Purchasers as part of the Transaction; however, the Company's plan for the divestiture of Frozen Fruit included the immediate liquidation of these assets, as they have no use to the Company's continuing operations.

At the Closing Date, the estimated aggregate purchase price comprised cash consideration of $95.3 million; a short-term note receivable of $10.5 million, payable in five consecutive monthly installments of $2.1 million beginning 30 days following the Closing Date; secured seller promissory notes due in three years and with stated principal amounts of $15.0 million entered into by Sunrise Growers and $5.0 million entered into by SunOpta Mexico (the "Seller Promissory Notes"); and the assumption by the Purchasers of $15.7 million of accounts payable and accrued liabilities of Frozen Fruit. At the Closing Date, $20.5 million of the cash consideration was used to make required repayments of certain bank loans and other liabilities of Frozen Fruit not assumed by the Purchasers. The Company realized a $0.4 million loss on a foreign currency forward contract entered into to hedge the repayment of Mexican peso-denominated bank loans, which is included in other expense of continuing operations. The Company utilized the remaining cash consideration of $74.8 million to repay a portion of the outstanding borrowings under its credit agreement. As at December 30, 2023, $6.3 million of the short-term note receivable remained outstanding, which is included in other current assets on the consolidated balance sheet.

SUNOPTA INC.	-F14-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The estimated aggregate purchase price is subject to post-closing adjustments based on a determination of the final net working capital and resulting aggregate purchase price as of the Closing Date (the "Closing Statement"), with adjustments to the aggregate purchase price determined on a separate and individual basis for each of Sunrise Growers, Sunrise Mexico and SunOpta Mexico. Any downward adjustment will be deducted from the principal amount of the Seller Promissory Notes entered into by Sunrise Growers and/or SunOpta Mexico, as the case may be, in an amount up to $5.0 million in the aggregate, with any additional downward adjustment payable by the Company to the Purchasers in cash. The portion of any upward adjustment in the aggregate purchase price not paid to the Company by the Purchasers in cash will be added to the principal amount of the Seller Promissory Notes entered into by Sunrise Growers and/or SunOpta Mexico, as applicable. As at December 30, 2023, the Company recorded a $0.5 million net receivable from the Purchasers based on the Company's estimate of the final net working capital and post-closing adjustments, which is included in other current assets on the consolidated balance sheet. However, this estimate may be subject to change, which could be material, as the parties are currently in the process of reconciling the final aggregate purchase price, including the resolution of certain disputed items in accordance with the procedures set forth in the APA.

The Seller Promissory Notes bear interest at a rate per annum equal to the Secured Overnight Financing Rate ("SOFR"), determined quarterly in advance, plus a margin of 4.00% for the first year and 7.00% for the second and third years. Interest is payable quarterly in-kind. The Seller Promissory Notes mature on October 12, 2026, and outstanding principal and accrued and unpaid interest is payable on the maturity date. The Seller Promissory Notes are measured at fair value on a nonrecurring basis (Level 3 within the fair value hierarchy) and will be assessed for credit losses periodically. The Company determined that the fair values of the Seller Promissory Notes approximate their principal values upon initial recognition and no premium or discount was recognized. As described above, the final principal amount of the Sellers Promissory Notes may change as a result of any upward or downward adjustment to the aggregate purchase price in connection with the resolution of the Closing Statement. As at December 30, 2023, the Company has not recorded any allowance for credit losses related to the Seller Promissory Notes. The Seller Promissory Notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers. The principal amount of the Seller Promissory Notes, together with accrued and unpaid in-kind interest, is recorded in other long-term assets on the consolidated balance as at December 30, 2023.

On the Closing Date, the Company entered into post-closing transitional services agreements with the Purchasers to facilitate an orderly transfer of the business operations. The services provided under the agreements include, but are not limited to, information technology and financial shared services, payroll and benefits administration, supply chain transition services, and contract manufacturing. These services terminate at various times up to nine months from the Closing Date and certain services may be extended up to an additional three months. Internal labor and third-party costs incurred by the Company to provide these services are recoverable from the Purchasers as incurred, including a mark-up on manufacturing services. Reverse transition services to be provided by the Purchasers include, but are not limited to, support for the sell-through of the frozen fruit inventory that was not acquired by the Purchasers, in exchange for a broker fee on sales of the retained inventory to third parties.

The Company recognized a pre-tax loss on divestiture of $119.8 million, including costs to sell, related to the net assets of the Transaction disposal group, which is recognized as part of the loss from discontinued operations in the consolidated statement of operations for the year ended December 30, 2023.

SUNOPTA INC.	-F15-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The table below presents the major components of the results of discontinued operations reported in the consolidated statement of operations for each of the three years in the period ended December 30, 2023. The results of operations for the years ended December 31, 2022 and January 1, 2022 include the results of Sunflower, which prior to the divestiture of Frozen Fruit did not qualify on a quantitative basis for reporting as discontinued operations on a standalone basis.

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
Revenues	200,029	343,267	316,169
Cost of goods sold(1)	211,467	320,143	299,593
Selling, general and administrative expenses(2)	8,683	10,843	11,821
Intangible asset amortization	6,000	8,498	8,664
Other expense (income), net(3)	10,112	(2,746)	2,145
Foreign exchange loss (gain)	(3,333)	(1,641)	1,018
Interest expense, net(4)	554	1,578	1,217
Earnings (loss) before loss on divestiture	(33,454)	6,592	(8,289)
Pre-tax loss on divestiture(5)	(119,821)	(31,468)	-
Loss from discontinued operations before income taxes	(153,275)	(24,876)	(8,289)
Income tax benefit(6)	(167)	(16,154)	(1,574)
Loss from discontinued operations	(153,108)	(8,722)	(6,715)

(1) Cost of goods sold for the year ended December 30, 2023, includes a $12.9 million charge to write down the carrying value of frozen fruit inventory that was not acquired by the Purchasers to its estimated net realizable value.

(2) For all periods presented, selling, general and administrative expenses exclude the allocation of corporate costs.

(3) Other expense for the year ended December 30, 2023, includes asset impairment charges and contract cancellation costs of $10.0 million related to the Company's disposal of the Oxnard, California, facility that was not acquired by the Purchasers. Other income for the year ended December 31, 2022, includes a $3.8 million gain on the sale of a former frozen fruit facility sold in August 2022.

(4) Interest expense, net, reflects interest on bank loans and other interest-bearing liabilities directly attributable to Frozen Fruit, net of interest income on tax refunds.

(5) For the year ended December 31, 2022, reflects the pre-tax loss of $23.2 million recognized on the divestiture of Sunflower, together with a pre-tax loss of $8.2 million on the settlement of the purchase price allocation related to the 2020 divestiture of the Company's global ingredients business, Tradin Organic.

(6) For the year ended December 31, 2022, includes $12.9 million of tax benefits resulting from the settlement of the purchase price allocation related to divestiture of Tradin Organic.
SUNOPTA INC.	-F16-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The table below presents the net assets of Frozen Fruit that have been reclassified and reported as held for sale on the consolidated balance sheets as at December 30, 2023 and December 31, 2022.

	December 30, 2023	December 31, 2022
	$	$
Assets
Accounts receivable	-	15,358
Inventories(1)	5,910	132,608
Other current assets	-	153
Property, plant and equipment, net	-	30,085
Operating lease right-of-use assets	-	3,803
Intangible assets, net	-	112,000
Total assets held for sale	5,910	294,007

Liabilities
Accounts payable and accrued liabilities	-	12,632
Operating lease liabilities	-	3,803
Total liabilities held for sale	-	16,435

(1) As at December 30, 2023, inventories held for sale reflect the remaining carrying value of the frozen fruit inventory that was not acquired by the Purchasers.

3. Inventories

	December 30, 2023	December 31, 2022
	$	$
Raw materials and work-in-process	52,419	46,723
Finished goods	37,606	31,014
Inventory reserve	(6,810)	(3,298)
	83,215	74,439

The change in the inventory reserve for the years ended December 30, 2023 and December 31, 2022 is comprised as follows:

	December 30, 2023	December 31, 2022
	$	$
Balance, beginning of year	3,298	1,604
Additions to reserve during the year	9,255	5,625
Reserves applied and inventories written off during the year	(5,743)	(3,931)
Balance, end of year	6,810	3,298

4. Restricted Cash

Restricted cash relates to certain bank accounts in Mexico that were retained following the divestiture of Frozen Fruit, which are subject to a judicial hold in connection with a litigation matter. Restricted cash has been classified as non-current on the consolidated balance sheet as at December 30, 2023, as the Company cannot predict the timing of when this matter may be resolved.
SUNOPTA INC.	-F17-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

5. Property, Plant and Equipment

The major components of property, plant and equipment as at December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023			December 31, 2022
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

	$	$	$	$	$	$
Land	238	-	238	238	-	238
Buildings	102,211	21,641	80,570	104,835	16,721	88,114
Machinery and equipment	323,653	95,254	228,399	271,877	78,029	193,848
Enterprise software	16,847	8,156	8,691	22,717	14,750	7,967
Office furniture and equipment	3,568	1,715	1,853	3,719	1,767	1,952
Vehicles	405	258	147	492	305	187
	446,922	127,024	319,898	403,878	111,572	292,306

Interest expense capitalized as part of the construction cost of property, plant and equipment was $0.3 million and $1.2 million for the years ended December 30, 2023 and December 31, 2022, respectively, and immaterial for the year ended January 1, 2022.

As at December 30, 2023, property, plant and equipment included construction in process assets of $33.3 million (December 31, 2022 - $128.4 million) and $11.1 million (December 31, 2022 - $8.8 million) of spare parts inventory.

Total depreciation expense included in cost of goods sold and selling, general and administrative expenses on the consolidated statements of operations related to property, plant and equipment for the year ended December 30, 2023 was $29.3 million (December 31, 2022 - $21.3 million; January 1, 2022 - $17.3 million).

6. Leases

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

The following tables present supplemental information related to leases:

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
Lease Costs
Operating lease cost	15,076	13,099	11,789
Finance lease cost:
Depreciation of right-of-use assets	13,441	9,816	5,592
Interest on lease liabilities	9,310	5,136	2,727
Total finance lease cost	22,751	14,952	8,319

SUNOPTA INC.	-F18-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 30, 2023	December 31, 2022
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	105,919	78,761

Current portion of operating lease liabilities	15,808	12,499
Operating lease liabilities	100,102	74,329
Total operating lease liabilities	115,910	86,828

Finance leases:
Property, plant and equipment, gross	81,423	153,976
Accumulated depreciation	(18,319)	(18,168)
Property, plant and equipment, net	63,104	135,808

Current portion of long-term debt	15,346	33,283
Long-term debt	37,284	90,796
Total finance lease liabilities	52,630	124,079

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
Cash Flow Information
Cash paid (received) for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	13,852	12,320	11,098
Operating cash flows from finance leases	9,310	5,136	2,727
Financing cash flows from finance leases
Cash paid under finance leases(1)	89,087	19,903	8,439
Cash received under finance leases(2)	(6,568)	(58,764)	(13,626)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	35,601	49,662	27,909
Finance leases	9,651	31,466	29,906

Right-of-use assets and liabilities reduced through lease terminations or modifications:
Operating leases	(914)	(4,060)	(2,261)

(1)  Represents repayments under finance leases recorded as a reduction of the lease liability and reported in repayment of long-term debt on the consolidated statements of cash flows. For the year ended December 30, 2023, lease repayments include $56.0 million paid by the Company to terminate certain finance lease obligations and purchase the related underlying right-of-use assets in connection with the refinancing of the Company's credit facilities on December 8, 2023 (see note 10). The difference of $4.4 million between the purchase price and the carrying amount of the finance lease obligations is reported in additions to property, plant and equipment on the consolidated statement of cash flows for the year ended December 30, 2023.

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

SUNOPTA INC.	-F19-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 30, 2023	December 31, 2022	January 1, 2022
Other Information
Weighted-average remaining lease term (years):
Operating leases	12.0	12.9	7.6
Finance leases	3.2	3.5	4.3

Weighted-average discount rate:
Operating leases	8.7%	8.8%	5.1%
Finance leases	7.9%	8.2%	6.6%

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
2024	16,364	17,834
2025	16,410	20,199
2026	15,564	16,423
2027	14,559	4,458
2028	14,374	1,398
Thereafter	167,412	-
Total lease payments	244,683	60,312
Less: imputed interest	(128,773)	(7,682)
Total lease liabilities	115,910	52,630

As at December 30, 2023, the Company had entered into a finance lease agreement to provide for approximately $25 million of financing related to an expansion of the Company's ingredient extraction operations at its Modesto, California, facility, which is expected to become operational during the first half of 2024. As this finance lease had not commenced as at December 30, 2023, no amount of underlying right-of-use assets, or lease liabilities, were recognized on the consolidated balance sheet as of that date.

7. Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as at December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023			December 31, 2022
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
	$	$	$	$	$	$
Brand names	25,073	4,517	20,556	25,073	2,845	22,228
Customer relationships	2,251	946	1,305	2,251	833	1,418
	27,324	5,463	21,861	27,324	3,678	23,646

Amortization expense associated with intangible assets in each of the next five fiscal years and thereafter is as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	$	$	$	$	$	$	$
Amortization expense	1,784	1,784	1,784	1,784	1,784	12,941	21,861
SUNOPTA INC.	-F20-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

8. Accounts Payable and Accrued Liabilities

	December 30, 2023	December 31, 2022
	$	$
Accounts payable	75,761	76,025
Payroll and benefits	11,841	13,639
Accrued interest	1,379	1,685
Accrued severance costs	1,273	-
Accrued product recall-related costs (see note 17)	1,250	-
Dividends payable on preferred stock (see note 11)	304	609
Other accruals	4,842	3,921
	96,650	95,879

9. Notes Payable

Commencing in 2023, the Company is financing certain purchases of trade goods and services through third-party extended payables facilities. Under these facilities, third-party intermediaries advance the amount of the scheduled payment to the supplier based on the invoice due date and issue a short-term note payable to the Company for the face amount of the supplier invoice. Interest accrues on the note payable from the contractual payment date of the supplier invoice to the extended due date of the note payable, as specified by the negotiated terms of each facility. The Company does not maintain any form of security with the third-party intermediaries. As at December 30, 2023, the Company had outstanding principal payment obligations to the third-party intermediaries of $17.6 million in the aggregate, which is recorded as notes payable on the Company's consolidated balance sheet. Proceeds from, and repayments of the notes payable associated with, these facilities are reported as financing cash flows on the Company's consolidated statements of cash flows.

10. Long-Term Debt

	December 30, 2023	December 31, 2022
	$	$
Term loan facilities	180,000	43,748
Revolving credit facilities	31,751	137,253
Less: Unamortized debt issuance costs	(1,152)	-
Total credit facilities	210,599	181,001
Finance lease liabilities (see note 6)	52,630	124,079
Other	-	3,404
Total debt	263,229	308,484
Less: current portion	24,346	38,491
Total long-term debt	238,883	269,993
SUNOPTA INC.	-F21-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Scheduled maturities of long-term debt, including finance lease liabilities, are as follows:

$
2024	26,834
2025	29,199
2026	29,923
2027	17,958
2028	168,149
Total gross maturities	272,063
Less: imputed interest on finance lease liabilities	(7,682)
Less: debt issuance costs	(1,152)
Total debt	263,229

Credit Facilities

On December 8, 2023, the Company entered into a new five-year Credit Agreement (the "New Credit Agreement") providing for (i) a $180.0 million term loan credit facility (the "New Term Loan Credit Facility") and (ii) an $85.0 million revolving credit facility (the "New Revolving Credit Facility" and together with the New Term Loan Credit Facility, the "New Credit Facilities"). The New Revolving Credit Facility includes $30.0 million of borrowing capacity available for letters of credit and provides for borrowings of up to $10.0 million on same-day notice including in the form of swingline loans. As at December 30, 2023, $5.9 million in letters of credit were issued but undrawn under the New Revolving Credit Facility. The New Credit Facilities terminate and replace the asset-based revolving and term loan credit obligations, commitments, liens and guaranties under the Company's Second Amended and Restated Credit Agreement, dated as of December 31, 2020 (as amended, the "2020 Credit Agreement"). The syndicate of lenders party to the New Credit Agreement is unchanged from the 2020 Credit Agreement.

As at December 8, 2023, the Company used proceeds of $141.9 million from the New Credit Facilities to repay in full the amounts owing under 2020 Credit Agreement, and $56.0 million to repay and terminate certain finance lease obligations (see note 6). The Company incurred $2.2 million of debt issuance costs in connection with the New Credit Facilities, of which $1.2 million was allocated to the New Term Loan Credit Facility and recorded as a deduction to long-term debt, and $1.0 million was allocated to the New Revolving Credit Facility and recorded as deferred financing costs in other long-term assets. Capitalized debt issuance costs are being amortized to interest expense over the five-year term of the New Credit Agreement. In addition, the Company incurred a loss on extinguishment of debt of $1.6 million, which reflected $1.1 million of third-party costs incurred in connection with the New Term Loan Credit Facility, and the write-off of $0.5 million of unamortized deferred financing costs related to the 2020 Credit Agreement due to a reduction in the credit commitments under the New Revolving Credit Facility.

The New Credit Facilities mature on December 8, 2028. Borrowings under the New Term Loan Credit Facility are repayable in quarterly principal installments of $2.3 million from the fiscal quarter ending March 31, 2024 to the fiscal quarter ending December 31, 2025, $3.4 million from the fiscal quarter ending March 31, 2026 to the fiscal quarter ending December 31, 2027, and $4.5 million from the fiscal quarter ending March 31, 2028 to the fiscal quarter ending September 30, 2028, with the remaining principal balance of $121.5 million due on the maturity date.

Borrowings under the New Credit Facilities bear interest at a margin over various reference rates, including a base rate (as defined in the New Credit Agreement) and SOFR, selected at the option of the Company. The margin for the New Credit Facilities will be set quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter and will range from 1.00% to 2.25% with respect to base rate loans and from 2.00% to 3.25% for SOFR loans. Prior to the completion of the fiscal quarter ending March 31, 2024, the initial margins for the New Credit Facilities are 1.75% and 2.75% with respect to base rate and SOFR loans, respectively. As at December 30, 2023, the interest rate on outstanding borrowings under the New Credit Facilities was 8.22%. In addition, the Company is required to pay an undrawn fee under the New Revolving Credit Facility quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter ranging from 0.20% to 0.40% on the undrawn revolving commitments thereunder. The Company is also required to pay customary letter of credit fees, to the extent letters of credit are issued and outstanding under the New Revolving Credit Facility.

SUNOPTA INC.	-F22-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

All obligations under the New Credit Facilities are unconditionally guaranteed by the Company and substantially all of the Company's existing and future direct and indirect wholly-owned material restricted subsidiaries organized in the U.S. and Canada (the "Subsidiary Guarantors") and, subject to certain exceptions and qualifications, such obligations are secured by first priority security interest in substantially all of the tangible and intangible assets of the Company and Subsidiary Guarantors.

The New Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability to: create liens on assets; sell assets and enter into sale and leaseback transactions; pay dividends, prepay contractually subordinated indebtedness and make other restricted payments; incur additional indebtedness and make guarantees; make investments, loans or advances, including acquisitions; engage in certain transactions with affiliates; fundamentally change the character of the Company's business; enter into contractual obligations that restrict the ability of the Company or any Subsidiary Guarantor to grant a lien on its assets in favor of the lenders and other secured creditors under the New Credit Facilities; and engage in mergers or consolidations. In addition, the Company is required to (i) maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 as of the end of each quarterly test period and (ii) maintain a maximum consolidated total net leverage ratio of 4.00 to 1.00 for each quarterly test period prior to the fiscal quarter ending December 31, 2024, 3.75 to 1.00 for each quarterly test period from the fiscal quarter ending December 31, 2024 through the fiscal quarter ending September 30, 2025, and 3.50 to 1.00 for each quarterly test period for the fiscal quarter ending December 31, 2025 and thereafter; provided that, if the Company consummates an acquisition for consideration in excess of $50 million in any quarterly test period, then the maximum consolidated total net leverage ratio may, at the election of the Company (on no more than two occasions), be increased to the lesser of (x) 4.25 to 1.00 and (y) the then applicable maximum consolidated leverage ratio plus 0.50 to 1.00, for the end of the four succeeding quarterly test periods.

The New Credit Facilities also contain certain customary affirmative covenants and events of default. As at December 30, 2023, the Company was in compliance with all covenants of the New Credit Agreement.

Interest Expense, Net

The components of interest expense, net are as follows:

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
Interest expense, net of capitalized interest (see note 5)	24,422	11,889	6,462
Amortization of debt issuance costs	1,398	1,601	1,353
Loss on extinguishment of debt	1,584	-	-
Interest income	(495)	(334)	(263)
Interest expense, net	26,909	13,156	7,552

11. Series B-1 Preferred Stock

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

SUNOPTA INC.	-F23-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

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

As at December 30, 2023, SunOpta Foods had 15,000 shares of Series B-1 Preferred Stock issued and outstanding to Oaktree. At any time, Oaktree may exchange the Series B-1 Preferred Stock, in whole or in part, into the number of Common Shares equal to, per share of Series B-1 Preferred Stock, the quotient of the liquidation preference divided by the exchange price of $2.50, while, at any time, SunOpta Foods may cause Oaktree to exchange all of their shares of Series B-1 Preferred Stock if the volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the exchange price then in effect. In addition, at any time on or after April 24, 2025, SunOpta Foods may redeem all of the Series B-1 Preferred Stock for an amount per share equal to the value of the liquidation preference at such time, plus accrued and unpaid dividends.

On May 19, 2023, the Company issued 2,932,453 Special Shares, Series 2 to Oaktree. As a result of a permanent voting cap, the number of Special Shares, Series 2 issued to Oaktree at any time, when taken together with any other voting securities Oaktree then controls, cannot exceed 19.99% of the votes eligible to be cast by all security holders of the Company.

In the first quarter of 2023, the Company paid cash dividends on the Series B-1 Preferred Stock of $0.6 million in the aggregate to Oaktree and Engaged related to the fourth quarter of 2022, together with a cash dividend $0.2 million paid to Engaged for the period from January 1, 2023 to March 3, 2023. In each of the second through fourth quarters of 2023, the Company paid a quarterly cash dividend of $0.3 million to Oaktree on the Series B-1 Preferred Stock, and, as at December 30, 2023, the Company accrued unpaid dividends to Oaktree of $0.3 million for the fourth quarter of 2023, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. The carrying value of the Series B-1 Preferred Stock, net of unamortized issuance costs, is being accreted to the redemption value through charges to accumulated deficit, which amounted to $0.6 million for the year ended December 30, 2023 (December 31, 2022 - $0.7 million; January 1, 2022 - $0.5 million).

12. Common Shares

The Company is authorized to issue an unlimited number of Common Shares without par value and an unlimited number of special shares without par value.

13. Stock-Based Compensation

On May 28, 2013, the Company's shareholders approved the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs") to selected employees and directors of the Company. As at December 30, 2023, 3,619,054 securities remained available for issuance under the 2013 Plan.

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, stock-based compensation of $11.8 million, $13.8 million and $9.1 million was recorded in selling, general and administrative expenses on the consolidated statements of operations.

SUNOPTA INC.	-F24-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Stock Options

Stock options granted to employees during the three-year period ended December 30, 2023, vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid on the exercise of stock options is credited to capital stock.

The following table summarizes stock option activity for the year ended December 30, 2023:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Stock options	exercise price	term (years)	intrinsic value
Outstanding, beginning of year	3,920,600	$5.51
Granted	534,657	6.29
Exercised	(310,167)	2.79
Forfeited	(771,987)	6.53
Expired	(25,000)	7.36
Outstanding, end of year	3,348,103	$5.63	6.5	$2,318
Exercisable, end of year	2,125,112	$5.33	5.2	$2,318

The total intrinsic value of stock options exercised during the year ended December 30, 2023 was $0.7 million.

The following table summarizes non-vested stock option activity during the year ended December 30, 2023:

		Weighted-
		average grant-
	Stock options	date fair value
Non-vested, beginning of year	1,965,839	$3.63
Granted	534,657	3.87
Vested	(786,033)	3.64
Forfeited	(491,472)	3.79
Non-vested, end of year	1,222,991	$3.67

The weighted-average grant-date fair values of all stock options granted in the years ended December 30, 2023, December 31, 2022 and January 1, 2022, were $3.87, $3.49 and $8.10, respectively, using a Black-Scholes option pricing model with the following assumptions:

	December 30, 2023	December 31, 2022	January 1, 2022
Grant-date stock price	$6.29	$5.91	$14.77
Dividend yield(a)	0%	0%	0%
Expected volatility(b)	63.5%	61.6%	61.7%
Risk-free interest rate(c)	4.1%	3.0%	1.0%
Expected life of options (years)(d)	6.0	6.0	6.0

(a)   Determined based on expected annual dividend yield at the time of grant.

(b)   Determined based on historical volatility of the Company's Common Shares over the expected life of the option.
SUNOPTA INC.	-F25-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(c)  Determined based on the yield on U.S. Treasury zero-coupon issues with maturity dates equal to the expected life of the option.

(d)  Determined based on the mid-point of vesting (one through three years) and expiration (10 years). The Company has used the simplified method to determine the expected life of options due to insufficient historical exercise data to provide a reasonable basis to estimate the expected life.

Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $2.0 million as at December 30, 2023, which will be amortized over a weighted-average remaining vesting period of 1.4 years.

The following table summarizes stock options outstanding and exercisable as at December 30, 2023:

			Weighted-
			average
			remaining	Weighted-		Weighted-
Exercise price range		Outstanding	contractual life	average exercise	Exercisable	average exercise
Low	High	options	(years)	price	options	price
$3.25	$3.73	1,016,553	5.2	$3.35	1,016,553	$3.35
3.74	5.69	278,998	5.1	4.87	242,640	4.78
5.70	6.13	1,402,892	8.0	5.91	505,767	5.91
6.14	9.48	327,235	8.2	6.51	62,005	7.19
9.49	14.77	322,425	3.3	11.40	298,147	11.12
		3,348,103	6.5	$5.63	2,125,112	$5.33

Restricted Stock Units

RSUs granted to employees vest ratably on each of the first through third anniversaries of the grant date and RSUs granted to directors vest 100% on the first anniversary of the grant date. Each vested RSU entitles the employee or director to receive one Common Share without payment of additional consideration. The weighted-average grant-date fair values of all RSUs granted in the years ended December 30, 2023, December 31, 2022 and January 1, 2022, were $5.88, $6.40 and $13.54, respectively, based on the closing price of the Common Shares on the grant dates.

The following table summarizes non-vested RSU activity during the year ended December 30, 2023:

		Weighted-
		average grant-
	RSUs	date fair value
Non-vested, beginning of year	659,649	$7.14
Granted	443,247	5.88
Vested	(380,577)	6.57
Forfeited	(122,595)	7.14
Non-vested, end of year	599,724	$6.58

The total intrinsic value of RSUs that vested during the year ended December 30, 2023 was $2.7 million. Total compensation costs related to non-vested RSU awards not yet recognized as an expense was $2.4 million as at December 30, 2023, which will be amortized over a weighted-average remaining vesting period of 1.8 years.

Performance Share Units

The vesting of PSUs granted to employees under the Company's annual short-term incentive plans are dependent on the Company achieving predetermined measures of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") (the "EBITDA PSUs"). Each vested EBITDA PSU entitles the employee to receive one Common Share without payment of additional consideration. The weighted-average grant-date fair values of the EBITDA PSUs granted during the years ended December 30, 2023, December 31, 2022 and January 1, 2022, were $6.96, $5.45 and $13.90, respectively, based on the closing price of the Common Shares on the grant dates.

SUNOPTA INC.	-F26-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes non-vested EBITDA PSU activity during the year ended December 30, 2023:

		Weighted-
		average grant-
	EBITDA PSUs	date fair value
Non-vested, beginning of year	2,355,431	$4.80
Granted	1,137,057	6.96
Vested	(2,299,700)	4.78
Cancelled or forfeited	(191,892)	6.55
Non-vested, end of year	1,000,896	$6.95

The total intrinsic value of EBITDA PSUs that vested during the year ended December 30, 2023 was $18.0 million.

Each reporting period, the number of unvested EBITDA PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of EBITDA PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized. As at December 30, 2023, the compensation cost not yet recognized as an expense that are currently expected to vest was $2.3 million, which will be amortized over a weighted-average remaining vesting period of 0.3 years.

The vesting of PSUs granted to employees under the Company's 2023, 2022 and 2021 long-term incentive plans ("LTIP") are dependent on the Company's total shareholder return ("TSR") performance relative to food and beverage companies in a designated index during a three-year performance period commencing on January 1 of the year of grant, and the employee's continued employment with the Company through the vesting date (the "TSR PSUs"). The TSR for the Company and each of the companies in the designated index are calculated at the end of the applicable three-year performance period using a 20-trading day average closing price as of December 31. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested PSU entitles the employee to receive one Common Share without payment of additional consideration. None of the PSUs granted under the 2021 LTIP will vest as the Company did not achieve the minimum TSR threshold as measured at December 31, 2023.

The grant-date fair values of TSR PSUs granted in the years ended December 30, 2023, December 31, 2022 and January 1, 2022, were $7.00, $8.48 and $23.40, respectively, using a Monte Carlo valuation model with the following assumptions:

	December 30, 2023	December 31, 2022	January 1, 2022
Grant-date stock price	$6.35	$5.91	$14.77
Dividend yield	0%	0%	0%
Expected volatility(a)	55.5%	67.8%	76.9%
Risk-free interest rate(b)	4.7%	2.8%	0.3%
Expected life (in years)(c)	2.5	2.7	2.7

(a) Determined based on the historical volatility of the Common Shares over the performance period of the PSUs.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the performance period of the PSUs.

(c) Determined based on the performance period of the PSUs.
SUNOPTA INC.	-F27-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarized non-vested TSR PSU activity during the year ended December 30, 2023:

		Weighted-
		average grant-
	TSR PSUs	date fair value
Non-vested, beginning of year	594,873	$10.07
Granted	405,212	7.00
Vested	-	-
Forfeited	(443,405)	8.61
Non-vested, end of year	556,680	$9.00

Total compensation costs related to non-vested TSR PSU awards not yet recognized as an expense was $2.5 million as at December 30, 2023, which will be amortized over a weighted-average remaining vesting period of 1.8 years.

Special Awards

On January 2, 2024, the Company granted special one-time awards of 144,404 RSUs, 288,808 TSR PSUs and 230,804 stock options to Brian Kocher in connection with his appointment as the Company's Chief Executive Officer effective January 2, 2024. These awards represent sign-on inducement awards made outside of 2013 Plan. The RSUs vest in three equal annual installments beginning on the first anniversary of the grant date, and each vested RSU entitles Mr. Kocher to receive one Common Share without payment of additional consideration. The vesting of the PSUs is dependent on the Company's TSR performance relative to food and beverage companies in a designated index during the three-year period commencing January 1, 2024 and continuing through December 31, 2026, and subject to Mr. Kocher's continued employment with the Company through April 15, 2027. The TSR for the Company and each of the companies in the designated index will be calculated using a 20-trading day average closing price as of December 31, 2026. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested PSU entitles Mr. Kocher to receive one Common Share without payment of additional consideration. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Each vested stock option entitles Mr. Kocher to purchase one Common Share at an exercise price of $5.54, which was the closing price of the Common Shares on January 2, 2024.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby employees can purchase common shares through payroll deductions. For the year ended December 30, 2023, the Company's employees purchased 120,666 Common Shares (December 31, 2022 - 87,850; January 1, 2022 - 66,834) for total proceeds of $0.6 million (December 31, 2022 - $0.6 million; January 1, 2022 - $0.6 million). As at December 30, 2023, 425,566 Common Shares remained available to be granted under this plan.
SUNOPTA INC.	-F28-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

14. Income Taxes

The income tax expense (benefit) differs from the amount that would have resulted from applying the combined Canadian federal and provincial statutory income tax rate to earnings (loss) from continuing operations before income taxes due to the following:

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
Earnings (loss) from continuing operations before income taxes	(18,641)	4,777	689
Canadian statutory rate	26.5%	26.5%	26.5%
Income tax expense (benefit) at statutory rate	(4,940)	1,266	183
Stock-based compensation	(778)	1,054	(4,714)
Change in valuation allowance	5,911	(471)	975
Disallowed executive compensation	2,372	367	135
Foreign tax rate differential	107	(156)	(73)
Change in enacted tax rates	90	(9)	17
Other	507	(1,155)	(1,377)
Income tax expense (benefit)	3,269	896	(4,854)

The components of earnings (loss) from continuing operations before income taxes are shown below:

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
Canada	(9,202)	(11,455)	(10,522)
U.S.	(9,439)	16,232	11,211
Earnings (loss) from continuing operations before income taxes	(18,641)	4,777	689

The components of income tax expense (benefit) are shown below:

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
Current income tax expense (benefit):
Canada	(32)	84	(9)
U.S.	(677)	1,108	(283)
	(709)	1,192	(292)

Deferred income tax expense (benefit):
Canada	-	-	299
U.S.	3,978	(296)	(4,861)
	3,978	(296)	(4,562)
Income tax expense (benefit)	3,269	896	(4,854)
SUNOPTA INC.	-F29-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Deferred income taxes of the Company are comprised of the following:
	December 30, 2023	December 31, 2022
	$	$
Loss and credit carryovers	43,871	20,201
Lease liabilities	29,395	23,609
Interest expense limitation (163j)	15,906	9,464
Inventory basis differences	3,723	1,805
Stock-based compensation	1,255	2,160
Right-of-use lease assets	(28,285)	(23,071)
Property, plant and equipment and intangible assets	(18,537)	(28,088)
Other	2,623	2,458
	49,951	8,538
Less: valuation allowance	50,456	4,826
Deferred income tax asset (liability)	(505)	3,712

The components of the deferred income tax asset (liability) are shown below:

	December 30, 2023	December 31, 2022
	$	$
Canada	(325)	(325)
U.S.	-	3,978
Other	(180)	59
Deferred income tax asset (liability)	(505)	3,712

The components of the deferred income tax valuation allowance are as follows:

	December 30, 2023	December 31, 2022
	$	$
Balance, beginning of year	4,826	5,267
Increase (decrease) in valuation allowance	45,630	(441)
Balance, end of year	50,456	4,826

The following table details the Company's tax attributes as at December 30, 2023, primarily related to net operating losses, tax credits and capital losses for which it has recorded deferred tax assets:

	Gross attribute amount	Net attribute amount	Expiration years
Tax Attributes
Net operating losses - Canada	$2,123	$563	2040-2041
Net operating losses - U.S. Federal	145,989	30,658	2037 and indefinite
Net operating losses - U.S. State	103,009	5,613	2027-2043 and indefinite
Net operating losses - Other	167	50	2028
Federal credits - Canada	-	255	N/A
Federal credits - U.S.	-	2,833	2031-2043
State credits - U.S.	-	211	2024-2026
Federal capital loss - Canada	27,838	3,688	N/A
Total		$43,871
SUNOPTA INC.	-F30-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, as at December 30, 2023, a valuation allowance of $50.5 million (December 31, 2022 - $4.8 million) had been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

As the undistributed earnings of the Company's non-Canadian affiliates and associated companies are considered to be indefinitely reinvested, no provision for deferred taxes has been provided thereon.

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, the Company did not identify any material uncertain tax positions or recognize any related tax benefits. The Company believes it has adequately examined its tax positions taken or expected to be taken in a tax return; however, amounts asserted by taxing authorities could differ from the Company's positions. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations, and with the related liability on the consolidated balance sheets.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdictions are the U.S. (including multiple states) and Canada (Ontario). The Company's 2019 through 2022 tax years (and any tax year for which available non-capital loss carryforwards were generated up to the amount of non-capital loss carryforward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and tax years 2016 through 2022 remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company's consolidated financial statements.
SUNOPTA INC.	-F31-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

15. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	December 30, 2023	December 31, 2022	January 1, 2022
Numerator
Earnings (loss) from continuing operations	$(21,910)	$3,881	$5,543
Less: dividends and accretion on preferred stock	(1,981)	(3,109)	(4,197)
Earnings (loss) from continuing operations attributable to
common shareholders	(23,891)	772	1,346
Loss from discontinued operations	(153,108)	(8,722)	(6,715)
Loss attributable to common shareholders	$(176,999)	$(7,950)	$(5,369)

Denominator
Basic weighted-average number of shares outstanding	114,226	107,659	104,098
Dilutive effect of the following:
Stock options and restricted stock units(1)	-	2,588	2,889
Series B-1 Preferred Stock(2)	-	-	-
Diluted weighted-average number of shares outstanding	114,226	110,247	106,987

Basic Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$(0.21)	$0.01	$0.01
Loss from discontinued operations	(1.34)	(0.08)	(0.06)
Loss attributable to common shareholders	$(1.55)	$(0.07)	$(0.05)

Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$(0.21)	$0.01	$0.01
Loss from discontinued operations	(1.34)	(0.08)	(0.06)
Loss attributable to common shareholders	$(1.55)	$(0.07)	$(0.05)

(1) For the year ended December 30, 2023, 1,273,093 potential common shares were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. In addition, for the years ended December 30, 2023, December 31, 2022 and January 1, 2022, stock options and RSUs to purchase or receive 2,192,677, 2,427,146 and 347,236 potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

(2) For the years ended December 30, 2023, December 31, 2022 and January 1, 2022, it was more dilutive to the earnings (loss) per share from continuing operations to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings (loss) per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the approximately 6,089,333, 12,178,667 and 12,178,677 Common Shares issuable on an if-converted basis as at December 30, 2023, December 31, 2022 and January 1, 2022, respectively.
SUNOPTA INC.	-F32-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

16. Supplemental Cash Flow Information

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
Changes in Operating Assets and Liabilities, Net of Divestitures
Accounts receivable	(4,034)	(4,948)	(5,893)
Inventories	(8,776)	(10,300)	(17,780)
Accounts payable and accrued liabilities	(4,805)	(4,246)	23,499
Other operating assets and liabilities	(7,384)	4,352	3,382
	(24,999)	(15,142)	3,208

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable and accrued liabilities	(436)	(4,234)	3,638
Change in accrued dividends on preferred stock	(305)	-	(1,769)
Estimated net working capital adjustment related to the divestiture of Frozen Fruit (see note 2)	(457)	-	-
Change in short-term note receivable from divestiture of Frozen Fruit (see note 2)	(6,300)	-	-
Seller Promissory Notes issued on the divestiture of Frozen Fruit (see note 2)	(20,000)	-	-
Paid in kind interest on Seller Promissory Notes	(300)	-	-
Change in proceeds receivable from Sunflower divestiture(1)	385	(385)	-
Change in accrued transaction costs related to the divestiture of Tradin Organic(2)	-	-	(13,380)
Change in accrued debt issuance costs	-	-	(1,690)

Cash Paid
Interest	24,032	11,093	5,520
Income taxes	569	847	3,632

(1) For the year ended December 30, 2023, reflects the settlement of the final working capital adjustment related to the divestiture of Sunflower, with is included in investing activities of discontinued operations on the consolidated statement of cash flows.

(2) For the year ended January 1, 2022, the settlement of transaction costs related to the divestiture of Tradin Organic is included in investing activities of discontinued operations on consolidated statement of cash flows.

17. Commitments and Contingencies

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

SUNOPTA INC.	-F33-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Product Recall

On June 21, 2023, the Company announced its subsidiary, Sunrise Growers Inc., had issued a voluntary recall of specific frozen fruit products linked to pineapple provided by a third-party supplier due to possible contamination by Listeria monocytogenes. Sunrise Growers Inc. is a component of the operations of Frozen Fruit. For the year ended December 30, 2023, the Company recognized charges of $0.9 million for customer returns of the recalled products, $3.0 million for inventory on-hand at the time of the recall, and $3.4 million for the reimbursement of customer lost profits and consumer refunds and claims for damages related to the recall. The Company is seeking to recover a portion of the recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. For the year ended December 30, 2023, the Company recognized estimated insurance recoveries, net of deductibles, of $4.8 million. In connection with the divestiture of Frozen Fruit, the recall-related costs and estimated insurance recoveries are included in the loss from discontinued operations in the consolidated statement of operations for the year ended December 30, 2023. As at December 30, 2023, estimated insurance recoveries of $4.8 million are included in prepaid expenses and other current assets, and $1.3 million of recall-related costs are included in accounts payable and accrued liabilities on the consolidated balance sheet.

The Company expects to incur additional costs related to the recall during the first quarter of 2024, including product warehousing, transportation and destruction costs, as well as administrative costs. The Company expects that these additional costs will be generally covered under its insurance policies; however, as of the date of this filing, the Company cannot be certain of its ability to recover recall-related costs through its insurance coverage or the extent of any such recovery.

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

18. Disaggregation of Revenue, Geographic Information, and Major Customers

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

Fruit snacks	Ready-to-eat fruit snacks made from apple purée and juice concentrate in bar, bit, twist, strip and sandwich formats; cold pressed fruit bars.
Ingredients	Liquid and powder ingredients utilizing oat, soy and hemp bases.
Smoothie bowls	Ready-to-eat fruit smoothie and chia bowls topped with frozen fruit.
SUNOPTA INC.	-F34-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Revenue disaggregated by product category is as follows:

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
Product Category
Beverages and broths(1)	502,793	454,446	372,398
Fruit Snacks	98,186	82,869	62,742
Ingredients(1), (2)	17,032	45,366	61,315
Smoothie bowls(3)	12,286	8,714	-
Total revenues	630,297	591,395	496,455

(1)  For the year ended December 30, 2023, the Company reclassified certain product sales that were previously recorded in Beverages and Broths to Ingredients to better reflect the nature of the product offerings. The comparative figures for the years ended December 31, 2022 and January 1, 2022 have been conformed to the current year presentation.

(2)  For the year ended January 1, 2022, ingredient revenues include $26.1 million from the production and sale of fruit-based ingredients for industrial use prior to the Company's rationalization of the product line in July 2021.

(3)  As described in note 19, on February 23, 2024, the Company entered into an agreement to sell the assets related to its smoothie bowl product line.

Geographic Information

Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended December 30, 2023, December 31, 2022 and January 1, 2022 were as follows:

	December 30, 2023	December 31, 2022	January 1, 2022
	$	$	$
Revenues from External Customers
U.S.	615,133	577,515	483,544
Canada	11,740	8,973	9,319
Other	3,424	4,907	3,592
Total revenues from external customers	630,297	591,395	496,455

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at December 30, 2023 and December 31, 2022 were as follows:

	December 30, 2023	December 31, 2022
	$	$
Long-Lived Assets
U.S.	317,830	290,266
Canada	2,068	2,040
Total long-lived assets	319,898	292,306
SUNOPTA INC.	-F35-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Major Customers

Customers accounting for more than 10% of the Company's consolidated revenues from continuing operations in any of the past three fiscal years were as follows:

	December 30, 2023	December 31, 2022	January 1, 2022
Customer A	34%	31%	30%
Customer B	8%	14%	13%

19. Subsequent Event

Sale of Assets

On February 23, 2024, the Company entered into an agreement to sell the assets related to its smoothie bowl product line for proceeds of approximately $6.0 million. The transaction is expected to close on March 4, 2024. The sale of the smoothie bowl product line will be reported in continuing operations in the first quarter of 2024.

20. Quarterly Results of Operations (unaudited)

The following table presents the unaudited consolidated results of operations of the Company for each of the quarters in the years ended December 30, 2023 and December 31, 2022. The unaudited consolidated results of operations for all periods presented below reflect Frozen Fruit and Sunflower as discontinued operations.

	Fiscal 2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	$	$	$	$
Revenues	154,969	141,163	152,541	181,624
Gross profit	24,079	18,629	20,268	25,641
Loss from continuing operations	(2,827)	(11,651)	(5,680)	(1,752)
Earnings (loss) from discontinued operations	4,204	(7,187)	(140,143)	(9,982)
Net earnings (loss)	1,377	(18,838)	(145,823)	(11,734)
Dividends and accretion of preferred stock	(704)	(422)	(426)	(429)
Earnings (loss) attributable to common shareholders	673	(19,260)	(146,249)	(12,163)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	(0.03)	(0.10)	(0.05)	(0.02)
Earnings (loss) from discontinued operations	0.04	(0.06)	(1.21)	(0.09)
Earnings (loss) attributable to common shareholders(1)	0.01	(0.17)	(1.26)	(0.11)
SUNOPTA INC.	-F36-	December 30, 2023 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 30, 2023, December 31, 2022 and January 1, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Fiscal 2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	$	$	$	$
Revenues	139,517	148,065	144,023	159,790
Gross profit	23,769	27,013	25,132	23,816
Earnings (loss) from continuing operations	1,021	928	2,359	(427)
Earnings (loss) from discontinued operations	3,547	543	(14,293)	1,481
Net earnings (loss)	4,568	1,471	(11,934)	1,054
Dividends and accretion of preferred stock	(755)	(760)	(764)	(830)
Earnings (loss) attributable to common shareholders	3,813	711	(12,698)	224

Basic and diluted earnings (loss) per share:
Earnings from continuing operations	0.00	0.00	0.01	(0.01)
Earnings (loss) from discontinued operations	0.03	0.01	(0.13)	0.01
Earnings (loss) attributable to common shareholders(1)	0.04	0.01	(0.12)	0.00

(1) The sum of the individual per share amounts may not add due to rounding.

SUNOPTA INC.	-F37-	December 30, 2023 Form 10-K