Form 10-Q
period 2024-03-30
SunOpta Inc.
filed 2024-05-08
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

The number of the registrant's common shares outstanding as of May 3, 2024 was 116,604,089.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended March 30, 2024

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; our expectations regarding the future profitability of our business, including anticipated results of operations, revenue trends, gross margin profile and cash flows; the expected impact of the inflationary cost environment on our business, including raw material, packaging, labor, energy, fuel and transportation costs; the expected impact of pricing actions on sales volumes and gross margins; the expected impact of cost containment measures and productivity initiatives; our expectations regarding customer demand, consumer preferences, competition, sales pricing, availability and pricing of raw material inputs, and timing and cost to complete capital expansion projects; our ability to successfully execute on our capital investment plans, and the viability of those plans; disruptions or inefficiencies in the supply chain; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of debt, working capital needs, planned capital expenditures; and our ability to obtain additional financing or issue additional debt or equity securities; our intentions related to the potential sale of selected businesses, operations, or assets; our estimates for losses and related insurance recoveries associated with the recall of specific frozen fruit products initiated in the second quarter of 2023; the outcome of litigation to which we may, from time to time, be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances. Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties, including those set forth under Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, under Item 1A. "Risk Factors" of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	3	March 30, 2024 Form 10-Q

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

SUNOPTA INC.	4	March 30, 2024 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.

Consolidated Statements of Operations

For the quarters ended March 30, 2024 and April 1, 2023
(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

		Quarter ended
	March 30,	April 1,
	2024	2023
	$	$
		(note 1)
Revenues (note 14)	182,848	154,969
Cost of goods sold	151,101	130,890

Gross profit	31,747	24,079
Selling, general and administrative expenses	22,988	23,069
Intangible asset amortization	446	446
Other expense (income), net	(1,800)	42
Foreign exchange gain	(51)	(11)

Operating income	10,164	533
Interest expense, net	6,050	5,664

Earnings (loss) from continuing operations before income taxes	4,114	(5,131)
Income tax expense (benefit) (note 10)	277	(2,304)

Earnings (loss) from continuing operations	3,837	(2,827)
Earnings (loss) from discontinued operations, net of tax (note 2)	(1,417)	4,204

Net earnings	2,420	1,377
Dividends and accretion on preferred stock	(433)	(704)

Earnings attributable to common shareholders	1,987	673

Basic and diluted earnings (loss) per share (note 11)
Earnings (loss) from continuing operations	0.03	(0.03)
Earnings (loss) from discontinued operations	(0.01)	0.04
Earnings attributable to common shareholders	0.02	0.01

Weighted-average common shares outstanding (000s) (note 11)
Basic	116,033	110,014
Diluted	117,558	110,014

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	March 30, 2024 Form 10-Q

SunOpta Inc.

Consolidated Balance Sheets

As at March 30, 2024 and December 30, 2023
(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

	March 30, 2024	December 30, 2023
	$	$

ASSETS
Current assets
Cash and cash equivalents	1,487	306
Accounts receivable, net of allowance for credit losses of $303 and $303, respectively	67,823	64,862
Inventories (note 4)	92,000	83,215
Prepaid expenses and other current assets	20,435	25,235
Income taxes recoverable	4,070	4,717
Current assets held for sale (note 2)	2,542	5,910
Total current assets	188,357	184,245

Restricted cash (note 5)	9,066	8,448
Property, plant and equipment, net	317,084	319,898
Operating lease right-of-use assets	106,667	105,919
Intangible assets, net	21,415	21,861
Goodwill	3,998	3,998
Other assets	25,174	25,055
Total assets	671,761	669,424

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	95,900	96,650
Notes payable (note 6)	16,648	17,596
Current portion of long-term debt (note 7)	24,882	24,346
Current portion of operating lease liabilities	16,403	15,808
Total current liabilities	153,833	154,400

Long-term debt (note 7)	233,874	238,883
Operating lease liabilities	100,500	100,102
Deferred income taxes	378	505
Total liabilities	488,585	493,890

Series B-1 Preferred Stock (note 8)	14,637	14,509

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 116,085,383 shares issued (December 30, 2023 - 115,953,287)
	464,817	464,169
Additional paid-in capital	32,413	27,534
Accumulated deficit	(330,700)	(332,687)
Accumulated other comprehensive income	2,009	2,009
Total shareholders' equity	168,539	161,025
Total liabilities and shareholders' equity	671,761	669,424

Commitments and contingencies (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	March 30, 2024 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity

As at and for the quarters ended March 30, 2024 and April 1, 2023
(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

					Accumulated
					other
			Additional	Accumulated	comprehensive
	Common shares		paid-in capital	deficit	income	Total
	000s	$	$	$	$	$
Balance at December 30, 2023	115,953	464,169	27,534	(332,687)	2,009	161,025
Employee stock purchase plan	21	111	-	-	-	111
Stock incentive plan	111	537	(334)	-	-	203
Withholding taxes on stock-based awards	-	-	(86)	-	-	(86)
Stock-based compensation	-	-	5,299	-	-	5,299
Net earnings	-	-	-	2,420	-	2,420
Dividends on preferred stock	-	-	-	(305)	-	(305)
Accretion on preferred stock	-	-	-	(128)	-	(128)
Balance at March 30, 2024	116,085	464,817	32,413	(330,700)	2,009	168,539

					Accumulated
					other
			Additional	Accumulated	comprehensive
	Common shares		paid-in capital	deficit	income	Total
	000s	$	$	$	$	$
Balance at December 31, 2022	107,910	440,348	33,184	(155,688)	1,363	319,207
Exchange of Series B-1 Preferred Stock, net of share issuance costs of $87	6,089	14,019	-	-	-	14,019
Employee stock purchase plan	25	160	-	-	-	160
Stock incentive plan	1,356	6,605	(6,476)	-	-	129
Withholding taxes on stock-based awards	-	-	(8,726)	-	-	(8,726)
Stock-based compensation	-	-	3,892	-	-	3,892
Net earnings	-	-	-	1,377	-	1,377
Dividends on preferred stock	-	-	-	(514)	-	(514)
Accretion on preferred stock	-	-	-	(190)	-	(190)
Balance at April 1, 2023	115,380	461,132	21,874	(155,015)	1,363	329,354

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	March 30, 2024 Form 10-Q

SunOpta Inc.

Consolidated Statements of Cash Flows

For the quarters ended March 30, 2024 and April 1, 2023
(Unaudited)

(Expressed in thousands of U.S. dollars)

		Quarter ended
	March 30,	April 1,
	2024	2023
	$	$
		(note 1)
CASH PROVIDED BY (USED IN)

Operating activities
Net earnings	2,420	1,377
Earnings (loss) from discontinued operations	(1,417)	4,204
Earnings (loss) from continuing operations	3,837	(2,827)
Items not affecting cash:
Depreciation and amortization	8,576	7,050
Amortization of debt issuance costs	229	407
Deferred income taxes	-	(4,850)
Stock-based compensation	5,299	3,892
Gain on sale of smoothie bowls product line (note 3)	(1,800)	-
Other	(97)	603
Changes in operating assets and liabilities, net of divestitures (note 12)	(8,642)	2,389
Net cash provided by operating activities of continuing operations	7,402	6,664
Net cash used in operating activities of discontinued operations	(2,133)	(2,797)
Net cash provided by operating activities	5,269	3,867

Investing activities
Additions to property, plant and equipment	(7,548)	(25,395)
Proceeds received from sale of smoothie bowls product line (note 3)	3,336	-
Net cash used in investing activities of continuing operations	(4,212)	(25,395)
Net cash provided by (used in) investing activities of discontinued operations	6,300	(62)
Net cash provided by (used in) investing activities	2,088	(25,457)

Financing activities
Increase in borrowings under revolving credit facilities	250	5,573
Repayment of long-term debt	(4,782)	(9,899)
Borrowings of long-term debt	-	18,693
Proceeds from notes payable (note 6)	33,424	10,662
Repayment of notes payable (note 6)	(34,373)	(5,433)
Proceeds from the exercise of stock options and employee share purchases	314	289
Payment of withholding taxes on stock-based awards	(86)	(249)
Payment of cash dividends on preferred stock	(305)	(818)
Payment of share issuance costs	-	(87)
Net cash provided by (used in) financing activities of continuing operations	(5,558)	18,731
Net cash provided by financing activities of discontinued operations	-	3,090
Net cash provided by (used in) financing activities	(5,558)	21,821
Increase in cash, cash equivalents and restricted cash in the period	1,799	231
Cash, cash equivalents and restricted cash, beginning of the period	8,754	679
Cash, cash equivalents and restricted cash, end of the period	10,553	910

Non-cash investing and financing activities (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	March 30, 2024 Form 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters ended March 30, 2024 and April 1, 2023
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended March 30, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 28, 2024 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 30, 2023. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Reclassification of Discontinued Operations

As described in note 2, on October 12, 2023, the Company completed the divestiture of its frozen fruit business ("Frozen Fruit"). As a result, the operating results and cash flows of Frozen Fruit for the quarter ended April 1, 2023, have been reclassified as discontinued operations on the consolidated statements of operations and cash flows. In addition, the information disclosed in these notes to the unaudited consolidated financial statements is presented on a continuing operations basis, with comparative period information recast to reflect Frozen Fruit as discontinued operations.

Segment Information

The Company manages its continuing operations on a company-wide basis, rather than at a product category or business unit level, thereby making determinations as to the allocation of resources as one operating and reportable segment. The Company's Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), is supported by a centralized management team based on functional area, including sales, marketing, supply chain, and research and development, as well as finance, IT and administration. Only the CODM has overall responsibility and accountability for the profitability and cash flows of the Company. Using financial information at the consolidated level, the CODM makes key operating decisions, including approving annual operating plans, expanding into new markets or product categories, pursuing business acquisitions or divestitures, and initiating major capital expenditure programs. In addition, the CODM determines the allocation of resources and capital investments to optimize operations and maximize opportunities for the Company as a whole without regard to specific product categories or business units. The CODM also uses consolidated information to assess performance against the annual operating plan and to set company-wide incentive compensation targets. The majority of the Company's products are shelf-stable packaged food and beverage products and share similar customers and distribution. Refer to note 14 for a disaggregation of the Company's revenues by product category.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2024 is a 52-week period ending on December 28, 2024, with quarterly periods ending on March 30, 2024, June 29, 2024 and September 28, 2024. Fiscal 2023 was a 52-week period ending on December 30, 2023, with quarterly periods ending on April 1, 2023, July 1, 2023 and September 30, 2023.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023- 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

SUNOPTA INC.	9	March 30, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2024 and April 1, 2023

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

2. Discontinued Operations

Divestiture of Frozen Fruit

On October 12, 2023 (the "Closing Date"), the Company, together with its subsidiaries Sunrise Growers, Inc. ("Sunrise Growers"), Sunrise Growers Mexico, S. de R.L. de C.V. ("Sunrise Mexico") and SunOpta Mx, S.A. de C.V. ("SunOpta Mexico"), completed the sale of certain assets and liabilities of Frozen Fruit pursuant to the terms of an Asset Purchase Agreement ("APA") with Natures Touch Mexico, S. de R.L. de C.V. and Nature's Touch Frozen Fruits, LLC (the "Purchasers"). At the Closing Date, the estimated aggregate purchase price comprised cash consideration of $95.3 million; a short-term note receivable of $10.5 million, which was paid in five consecutive monthly installments of $2.1 million beginning 30 days following the Closing Date; secured seller promissory notes due in three years and with stated principal amounts of $15.0 million entered into by Sunrise Growers and $5.0 million entered into by SunOpta Mexico (the "Seller Promissory Notes"); and the assumption by the Purchasers of $15.7 million of accounts payable and accrued liabilities of Frozen Fruit.

The estimated aggregate purchase price is subject to post-closing adjustments based on a determination of the final net working capital and resulting aggregate purchase price as of the Closing Date (the "Closing Statement"), with adjustments to the aggregate purchase price determined on a separate and individual basis for each of Sunrise Growers, Sunrise Mexico and SunOpta Mexico. Any downward adjustment will be deducted from the principal amount of the Seller Promissory Notes entered into by Sunrise Growers and/or SunOpta Mexico, as the case may be, in an amount up to $5.0 million in the aggregate, with any additional downward adjustment payable by the Company to the Purchasers in cash. The portion of any upward adjustment in the aggregate purchase price not paid to the Company by the Purchasers in cash will be added to the principal amount of the Seller Promissory Notes entered into by Sunrise Growers and/or SunOpta Mexico, as applicable. As at March 30, 2024 and December 30, 2023, the Company recorded a $0.5 million net receivable from the Purchasers based on the Company's estimate of the final net working capital and post-closing adjustments, which is included in other current assets on the consolidated balance sheets. However, this estimate may be subject to change, which could be material, as the parties are currently in the process of reconciling the final aggregate purchase price, including the resolution of certain disputed items in accordance with the procedures set forth in the APA.

The Seller Promissory Notes bear interest at a rate per annum equal to the Secured Overnight Financing Rate ("SOFR"), determined quarterly in advance, plus a margin of 4.00% for the first year and 7.00% for the second and third years. Interest is payable quarterly in-kind. The Seller Promissory Notes mature on October 12, 2026, and outstanding principal and accrued and unpaid interest is payable on the maturity date. As at March 30, 2024 and December 30, 2023, the principal amount of the Seller Promissory Notes of $20.0 million, together with paid in kind interest of $0.7 million and $0.3 million, respectively, was recorded in other long-term assets on the consolidated balance sheets. As described above, the final principal amount of the Sellers Promissory Notes may change as a result of any upward or downward adjustment to the aggregate purchase price in connection with the resolution of the Closing Statement. As at March 30, 2024 and December 30, 2023, the Company had not recorded any allowance for credit losses related to the Seller Promissory Notes. The Seller Promissory Notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers.

SUNOPTA INC.	10	March 30, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2024 and April 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The table below presents the major components of the results of discontinued operations reported in the consolidated statement of operations for the quarters ended March 30, 2024 and April 1, 2023.

		Quarter ended
	March 30,	April 1,
	2024	2023
	$	$
Revenues	-	68,911
Cost of goods sold(1)	553	64,787
Selling, general and administrative expenses(2)	621	2,361
Intangible asset amortization	-	2,000
Other expense (income), net(3)	427	(7)
Foreign exchange gain	(101)	(2,200)
Interest expense	23	148
Earnings (loss) from discontinued operations before income taxes	(1,523)	1,822
Income tax benefit	(106)	(2,382)
Earnings (loss) from discontinued operations	(1,417)	4,204

(1) For the quarter ended March 30, 2024, cost of goods sold reflects the write down in the carrying value of the frozen fruit inventory that was not acquired by the Purchasers to its estimated net realizable value.

(2) For the quarter ended March 30, 2024, selling, general and administrative expenses include additional severance costs for former employees of Frozen Fruit not ultimately retained by the Purchasers, as well as the true-up of pre-divestiture profit- sharing bonuses payable to certain Mexican employees of Frozen Fruit.

(3) For the quarter ended March 30, 2024, other expense mainly related to an additional self-insured retention amount paid by the Company in connection with the settlement of certain claims related to the recall of specific frozen fruit products initiated in the second quarter of 2023 (see note 13), partially offset by gains on the settlement of certain pre-existing legal matters related to Frozen Fruit.

As at March 30, 2024 and December 30, 2023, current assets held for sale included on the consolidated balance sheets reflects the remaining carrying value of the frozen fruit inventory that was not acquired by the Purchasers.

3. Sale of Assets

On March 4, 2024, the Company completed the sale of the net assets related to its smoothie bowls product line, including inventories and equipment, for a purchase price of $6.3 million, subject to a final working capital adjustment. The purchase price comprised $3.3 million in cash and a $3.0 million secured promissory note, which matures on August 1, 2024, and is recorded in prepaid expenses and other current assets on the consolidated balance sheet as at March 30, 2024. The Company recognized a pre-tax gain on sale of $1.8 million, which is recorded in other income of continuing operations on the consolidated statement of operations for the quarter ended March 30, 2024.

4. Inventories

	March 30, 2024	December 30, 2023
	$	$
Raw materials and work-in-process	54,785	52,419
Finished goods	44,214	37,606
Inventory reserves	(6,999)	(6,810)
	92,000	83,215

SUNOPTA INC.	11	March 30, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2024 and April 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

5. Restricted Cash

Restricted cash relates to certain bank accounts in Mexico that were retained following the divestiture of Frozen Fruit, which are subject to a judicial hold in connection with a litigation matter. Restricted cash has been classified as non-current on the consolidated balance sheets as at March 30, 2024 and December 30, 2023, as the Company cannot predict the timing of when this matter may be resolved.

6. Notes Payable

The Company finances certain purchases of trade goods and services through third-party extended payables facilities. Under these facilities, third-party intermediaries advance the amount of the scheduled payment to the supplier based on the invoice due date and issue a short-term note payable to the Company for the face amount of the supplier invoice. Interest accrues on the note payable from the contractual payment date of the supplier invoice to the extended due date of the note payable, as specified by the negotiated terms of each facility. The Company does not maintain any form of security with the third-party intermediaries. As at March 30, 2024 and December 30, 2023, the Company had outstanding principal payment obligations to the third-party intermediaries of $16.6 million and $17.6 million in the aggregate, which is recorded as notes payable on the Company's consolidated balance sheets. Proceeds from, and repayments of the notes payable associated with, these facilities are reported as financing cash flows on the Company's consolidated statements of cash flows.

7. Long-Term Debt

	March 30, 2024	December 30, 2023
	$	$
Term loan facility	177,750	180,000
Revolving credit facility	32,000	31,751
Less: Unamortized debt issuance costs	(1,094)	(1,152)
Total credit facilities	208,656	210,599
Finance lease liabilities	50,100	52,630
Total debt	258,756	263,229
Less: current portion	24,882	24,346
Total long-term debt	233,874	238,883

Credit Facilities

On December 8, 2023, the Company entered into a five-year Credit Agreement (the "Credit Agreement") providing for (i) a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and (ii) an $85.0 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Credit Facility, the "Credit Facilities"). The Revolving Credit Facility includes $30.0 million of borrowing capacity available for letters of credit and provides for borrowings of up to $10.0 million on same-day notice including in the form of swingline loans. As at March 30, 2024, $5.9 million in letters of credit were issued but undrawn under the Revolving Credit Facility.

The Credit Facilities mature on December 8, 2028. Borrowings under the Term Loan Credit Facility are repayable in quarterly principal installments of $2.3 million from the fiscal quarter ending March 31, 2024 to the fiscal quarter ending December 31, 2025, $3.4 million from the fiscal quarter ending March 31, 2026 to the fiscal quarter ending December 31, 2027, and $4.5 million from the fiscal quarter ending March 31, 2028 to the fiscal quarter ending September 30, 2028, with the remaining principal balance of $121.5 million due on the maturity date.

Borrowings under the Credit Facilities bear interest at a margin over various reference rates, including a base rate (as defined in the Credit Agreement) and SOFR, selected at the option of the Company. The margin for the Credit Facilities is set quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter and will range from 1.00% to 2.25% with respect to base rate loans and from 2.00% to 3.25% for SOFR loans. For the quarter ended March 30, 2024, the weighted- average interest rate on outstanding borrowings under the Credit Facilities was 8.20%. In addition, the Company is required to pay an undrawn fee under the Revolving Credit Facility quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter ranging from 0.20% to 0.40% on the undrawn revolving commitments thereunder. The Company is also required to pay customary letter of credit fees, to the extent letters of credit are issued and outstanding under the Revolving Credit Facility.

SUNOPTA INC.	12	March 30, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2024 and April 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at March 30, 2024, the Company was in compliancewith all financial and non-financial covenants under the Credit Agreement.

8. Series B-1 Preferred Stock

As at March 30, 2024, the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), had 15,000 shares of Series B-1 Preferred Stock ("Series B-1 Preferred Stock") issued and outstanding with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree"). As at March 30, 2024, the aggregate liquidation preference of the Series B- 1 preferred stock was $15.2 million, or approximately $1,015 per share. The carrying value of the Series B-1 Preferred Stock, net of unamortized issuance costs, is being accreted to the liquidation preference through charges to accumulated deficit, which amounted to $0.1 million for the quarter ended March 30, 2024 (April 1, 2023 - $0.2 million).

In the first quarter of 2024, the Company paid cash dividends on the Series B-1 Preferred Stock of $0.3 million related to the fourth quarter of 2023 and accrued dividends of $0.3 million for the first quarter of 2024, which are recorded in accounts payable and accrued liabilities on the consolidated balance sheet. For the first quarter of 2024, dividends on the Series B-1 Preferred Stock accrued daily at an annualized rate of 8.0% of the liquidation preference. Subsequent to the first quarter of 2024, the Company, SunOpta Foods, and Oaktree agreed to amend the terms of the Series B-1 Preferred Stock to eliminate the dividend rights (see note 15).

At any time, Oaktree may exchange the Series B-1 Preferred Stock, in whole or in part, into the number of shares of the Company's common stock ("Common Shares") equal to, per share of Series B-1 Preferred Stock, the quotient of the liquidation preference divided by the exchange price of $2.50, while, at any time, SunOpta Foods may cause Oaktree to exchange all of their shares of Series B-1 Preferred Stock if the volume-weighted average price of the Common Shares during the then preceding 20 trading day period is greater than 200% of the exchange price then in effect. In addition, at any time on or after April 24, 2025, SunOpta Foods may redeem all of the Series B-1 Preferred Stock for an amount per share equal to the value of the liquidation preference at such time.

As at March 30, 2024, the Company had 2,932,453 Special Shares, Series 2 issued and outstanding, all of which are held by Oaktree. The Special Shares, Series 2 serve as a mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock and entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holder of the Common Shares, voting together as a single class, subject to certain exemptions. As a result of a permanent voting cap, the number of Special Shares, Series 2 issued to Oaktree at any time, when taken together with any other voting securities Oaktree then controls, cannot exceed 19.99% of the votes eligible to be cast by all security holders of the Company.

9. Stock-Based Compensation

Special Awards

On January 2, 2024, the Company granted special one-time awards of 144,404 restricted stock units ("RSUs"), 288,808 performance share units ("PSUs") and 230,804 stock options to Brian Kocher in connection with his appointment as the Company's Chief Executive Officer effective January 2, 2024. On March 13, 2024, the Company granted Mr. Kocher an additional 74,000 RSUs, equal to the number of Common Shares purchased by Mr. Kocher on the open market within the 75- day period after his employment began. The RSUs vest in three equal annual installments beginning on the first anniversary of the grant date, and each vested RSU entitles Mr. Kocher to receive one Common Share without payment of additional consideration. The vesting of the PSUs is dependent on the Company's total shareholder return ("TSR") performance relative to food and beverage companies in a designated index during the three-year period commencing January 1, 2024 and continuing through December 31, 2026, and subject to Mr. Kocher's continued employment with the Company through April 15, 2027. The TSR for the Company and each of the companies in the designated index will be calculated using a 20-trading day average closing price as of December 31, 2026. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested PSU entitles Mr. Kocher to receive one Common Share without payment of additional consideration. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Each vested stock option entitles Mr. Kocher to purchase one Common Share at an exercise price of $5.54, which was the closing price of the Common Shares on January 2, 2024.

SUNOPTA INC.	13	March 30, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2024 and April 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The weighted-average grant-date fair value of the RSUs was estimated to be $6.05 based on the closing prices of Common Shares on the dates of grant. A grant-date fair value of $3.47 was estimated for the stock options using the Black-Scholes option pricing model, and a grant-date fair value of $7.73 was estimated for the PSUs using a Monte Carlo valuation model. The following table summarizes the inputs to the Black-Scholes option-pricing and Monte Carlo valuation models:
	Stock Options	PSUs
Grant-date stock price	$5.54	$5.54
Exercise price	$5.54	NA
Dividend yield	0%	0%
Expected volatility(a)	65.6%	58.4%
Risk-free interest rate(b)	3.9%	4.1%
Expected life (in years)(c)	6.0	3.0

(a) Determined based on the historical volatility of the Common Shares over the expected life of the stock options and performance period of the PSUs.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the stock options and performance period of the PSUs.

(c) Determined based on the mid-point of vesting (three years) and expiration (ten years) for the stock options and the performance period for the PSUs.

The aggregate grant-date fair value of the stock options, RSUs and PSUs awarded to Mr. Kocher was determined to be $4.4 million, which will be recognized on a straight-line basis over the vesting period for the stock options and RSUs and the performance period for the PSUs.

10. Income Taxes

Income taxes were recognized at an effective rate of 6.7% for the quarter ended March 30, 2024, compared with 44.9% recognized for the quarter ended April 1, 2023. The change in the effective tax rate was primarily driven by the recognition of a full valuation allowance against U.S. deferred tax assets in excess of deferred tax liabilities beginning in the second quarter of 2023, based on the Company's assessment that the related tax benefits were no longer more likely than not to be realized in the future.

SUNOPTA INC.	14	March 30, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2024 and April 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

		Quarter ended
	March 30,	April 1,
	2024	2023
Numerator
Earnings (loss) from continuing operations	$3,837	$(2,827)
Less: dividends and accretion on preferred stock	(433)	(704)

Earnings (loss) from continuing operations attributable to common shareholders	3,404	(3,531)
Earnings (loss) from discontinued operations	(1,417)	4,204
Earnings attributable to common shareholders	$1,987	$673

Denominator
Basic weighted-average number of shares outstanding	116,033	110,014
Dilutive effect of the following:

Stock options, restricted stock units and performance share units(1)	1,525	-
Series B-1 Preferred Stock(2)	-	-
Diluted weighted-average number of shares outstanding	117,558	110,014

Basic and Diluted Earnings (Loss) Per Share
Earnings (loss) from continuing operations	$0.03	$(0.03)
Earnings (loss) from discontinued operations	(0.01)	0.04
Earnings attributable to common shareholders	$0.02	$0.01

(1) For the quarter ended April 1, 2023, 3,092,596 potential common shares were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. For the quarters ended March 30, 2024 and April 1, 2023, stock options and RSUs to purchase or receive 2,399,822 and 2,243,349 potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

(2) For the quarters ended March 30, 2024 and April 1, 2023, it was more dilutive to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the 6,089,333 Common Shares issuable on an if-converted basis as at March 30, 2024 and April 1, 2023.

SUNOPTA INC.	15	March 30, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2024 and April 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

12. Supplemental Cash Flow Information

		Quarter ended
	March 30,	April 1,
	2024	2023
	$	$
Changes in Operating Assets and Liabilities, Net of Divestitures
Accounts receivable	(188)	(3,961)
Inventories	(12,020)	2,714
Accounts payable and accrued liabilities	4,119	3,251
Other operating assets and liabilities	(553)	385
	(8,642)	2,389
Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable and accrued liabilities	(1,283)	(1,263)
Change in accrued dividends on preferred stock	-	(305)
Promissory note receivable from sale of smoothie bowls product line (see note 3)	(3,000)	-
Change in short-term note receivable from divestiture of Frozen Fruit (see note 2)	6,300	-
Paid in kind interest on Seller Promissory Notes	(361)	-
Change in accrued withholding taxes on stock-based awards included in accounts payable and accrued liabilities	-	8,477
Change in proceeds receivable from divestiture of sunflower business(1)	-	385

(1) Reflects the settlement of the final working capital adjustment related to the divestiture of the Company's sunflower business in October 2022, which is included in investing activities of discontinued operations on the consolidated statement of cash flows for the quarter ended April 1, 2023.

13. Commitments and Contingencies

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

Product Recall

On June 21, 2023, the Company announced its subsidiary, Sunrise Growers Inc., had issued a voluntary recall of specific frozen fruit products linked to pineapple provided by a third-party supplier due to possible contamination by Listeria monocytogenes. Sunrise Growers Inc. is a component of the operations of Frozen Fruit. In connection with the divestiture of Frozen Fruit, the recall-related costs and estimated insurance recoveries are included in the loss from discontinued operations in the consolidated statements of operations. As at March 30, 2024 and December 30, 2023, estimated insurance recoveries, net of the Company's self-insured retention amount, of $4.4 million and $4.8 million, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheet, and recall-related costs of $0.2 million and $1.3 million, respectively, are included in accounts payable and accrued liabilities on the consolidated balance sheets.

SUNOPTA INC.	16	March 30, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 30, 2024 and April 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

14. Disaggregation of Revenue

The principal products that comprise the Company's product categories are as follows:

Category	Principal Products
Beverages and broths	Plant-based beverages utilizing oat, almond, soy, coconut, rice, hemp, and other bases, including Dream® and West Life™ brands; oat-based creamers, including SOWN® brand; ready-to-drink protein shakes; packaged teas and concentrates; meat and vegetable broths and stocks.
Fruit snacks	Ready-to-eat fruit snacks made from apple purée and juice concentrate in bar, bit, twist, strip and sandwich formats; cold pressed fruit bars.
Ingredients	Liquid and powder ingredients utilizing oat, soy and hemp bases.
Smoothie bowls	Ready-to-eat fruit smoothie and chia bowls topped with frozen fruit.

Revenue disaggregated by product category is as follows:

		Quarter ended
	March 30,	April 1,
	2024	2023
	$	$
Product Category
Beverages and broths(1)	146,465	124,931
Fruit snacks	29,409	22,458
Ingredients(1)	4,668	4,419
Smoothie bowls(2)	2,306	3,161
Total revenues	182,848	154,969

(1) For the quarter ended April 1, 2023, the Company reclassified certain product sales that were previously reported in Beverages and Broths to Ingredients to conform with the current year presentation.

(2) Revenues reported for the quarter ended March 30, 2024, reflect sales of smoothie bowls prior to March 4, 2024 (see note 3).

15. Subsequent Event

Amendment to Series B-1 Preferred Stock Dividend Rights

On April 17, 2024, the Company, SunOpta Foods and Oaktree entered into an Amending Agreement related to the elimination of the dividend rights attached to the Series B-1 Preferred Stock effective from and after December 31, 2023. The Series B-1 Preferred Stock previously paid a cumulative dividend of 8.0% per year that could be paid in-kind or in cash at the Company's option, which dividend would have increased from 8.0% to 10.0% per year and become payable only in cash at the end of the Company's third quarter in 2029. All other rights and obligations of the Company, SunOpta Foods, and Oaktree in connection with the Series B-1 Preferred Stock remain unchanged. The Company will account for the elimination of the dividend rights on a prospective basis beginning in the second quarter of 2024.

SUNOPTA INC.	17	March 30, 2024 Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended March 30, 2024 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the "Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 8, 2024.

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

Overview

We operate as a manufacturer for leading natural and private label brands and also produce our own brands, including SOWN®, Dream® and West LifeTM. Our consumer product portfolio includes plant-based beverages and creamers, nutritional beverages, teas, and broths packaged in shelf-stable formats, together with fruit snacks, which are sold through retail, club, foodservice and e-commerce channels. We also produce liquid and dry ingredients for internal use and for sale to other food and beverage manufacturers.

On March 4, 2024, we completed the sale of the net assets related to our smoothie bowls product line and exited the category.

Fiscal 2024 Outlook

Building on our first quarter of 2024 performance, we are projecting higher year-over-year revenues for fiscal 2024 driven by organic volume growth from our beverages and snacks categories, partially offset by the impact of our exit from the smoothie bowls category. We anticipate an improved gross margin profile on a reported basis, compared with the prior year, reflecting higher production volumes and plant utilization to support sales, together with lower start-up costs and improved operating efficiencies at our Midlothian, Texas, facility. The resulting increase in gross profit, together with stable selling, general and administrative ("SG&A") spending as a percentage of revenue, is expected to drive year-over-year operating income growth and improved cash flows.

SUNOPTA INC.	18	March 30, 2024 Form 10-Q

Consolidated Results of Operations for the Quarters Ended March 30, 2024 and April 1, 2023

	March 30,	April 1,
	2024	2023	Change	Change
For the quarter ended	$	$	$	%
Revenues	182,848	154,969	27,879	18.0%
Cost of goods sold	151,101	130,890	20,211	15.4%

Gross profit	31,747	24,079	7,668	31.8%

Gross margin(1)	17.4%	15.5%		1.9%

Operating expenses
Selling, general and administrative expenses	22,988	23,069	(81)	-0.4%
Intangible asset amortization	446	446	-	0.0%
Other expense (income), net	(1,800)	42	(1,842)	*
Foreign exchange gain	(51)	(11)	(40)	-363.6%
Total operating expenses	21,583	23,546	(1,963)	-8.3%

Operating income	10,164	533	9,631	1806.9%
Interest expense, net	6,050	5,664	386	6.8%

Earnings (loss) from continuing operations before income taxes	4,114	(5,131)	9,245	*
Income tax expense (benefit)	277	(2,304)	2,581	112.0%

Earnings (loss) from continuing operations	3,837	(2,827)	6,664	*
Earnings (loss) from discontinued operations	(1,417)	4,204	(5,621)	*

Net earnings(2),(3)	2,420	1,377	1,043	75.7%
Dividends and accretion on preferred stock	(433)	(704)	271	38.5%

Earnings attributable to common shareholders(4)	1,987	673	1,314	195.2%

* Percentage not meaningful due to figures being positive and negative.

(1) Gross margin is a measure of gross profit (equal to revenues less cost of goods sold) as a percentage of revenues. We use a measure of adjusted gross margin that excludes non-capitalizable start-up costs included in cost of goods sold that are incurred in connection with capital expansion projects. Start-up costs have had a significant impact on the comparability of reported gross margins, which may obscure trends in our margin performance.

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

	March 30,	April 1,
For the quarter ended	2024	2023
Reported gross margin	17.4%	15.5%
Start-up costs(a)	0.2%	3.7%
Adjusted gross margin	17.5%	19.3%

Note: percentages may not add due to rounding.

(a) Represents incremental direct costs incurred in connection with plant expansion projects and new product introductions before the project or product reaches normal production levels, including costs for the hiring and training of additional personnel, fees for outside services, travel costs, and plant- and production-related expenses. For the first quarter of 2024, start-up costs related to the ramp-up of production on a third line at our plant-based beverage facility in Midlothian, Texas, together with an expansion of our ingredient extraction operations at our Modesto, California, facility. For the first quarter of 2023, start-up costs included in cost of goods sold mainly related to the ramp-up of production on the first two lines at our Midlothian, Texas, facility.

SUNOPTA INC.	19	March 30, 2024 Form 10-Q

(2) When assessing our financial performance, we use an internal measure of adjusted earnings from continuing operations that excludes specific items recognized in other income or expense, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings from continuing operations from earnings (loss) from continuing operations which we consider to be the most directly comparable U.S. GAAP financial measure.

	March 30, 2024		April 1, 2023
		Per		Per
		Share		Share
For the quarter ended	$	$	$	$

Earnings (loss) from continuing operations	3,837		(2,827)
Dividends and accretion on preferred stock	(433)		(704)

Earnings (loss) from continuing operations attributable to common shareholders	3,404	0.03	(3,531)	(0.03)
Adjusted for:
Gain on sale of smoothie bowls product line(a)	(1,800)		-
Start-up costs(b)	327		6,425
Business development costs(c)	-		731
Other	-		42
Net income tax on adjusting items(d)	-		(1,873)
Adjusted earnings from continuing operations	1,931	0.02	1,794	0.02

(a) Reflects the pre-tax gain on sale of the smoothie bowls product line, which is recorded in other income.

(b) For the first quarter of 2024, start-up costs related to the ramp-up of production on a third line at our plant-based beverage facility in Midlothian, Texas, together with an expansion of our ingredient extraction operations at our Modesto, California, facility, and are recorded in cost of goods sold. For the first quarter of 2023, start-up costs mainly related to the ramp-up of production on the first two lines at our Midlothian, Texas, facility, and are recorded in cost of goods sold ($5.8 million) and SG&A expenses ($0.6 million).

(c) Represents third-party costs associated with business development activities, which are inclusive of costs related to the evaluation, execution, and integration of external acquisitions and divestitures, internal expansion projects, and other strategic initiatives. For the first quarter of 2023, business development costs related to the divestiture of our frozen fruit business ("Frozen Fruit"), which was completed in October 2023. These costs are recorded in SG&A expenses.

(d) Reflects the tax effect of the adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment, net of deferred tax valuation allowances.

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude to compute adjusted earnings from continuing operations. However, adjusted earnings from continuing operations is not, and should not be viewed as, a substitute for earnings (loss) from continuing operations prepared under U.S. GAAP. Adjusted earnings from continuing operations is presented solely to allow investors to more fully understand how we assess our financial performance.

(3) We use a measure of adjusted EBITDA from continuing operations when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, and stock-based compensation, as well as other unusual items that affect the comparability of operating performance. We also use this measure to assess operating performance in connection with our employee incentive programs. We define adjusted EBITDA from continuing operations as earnings (loss) from continuing operations before interest, income taxes, depreciation, amortization, and stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings from continuing operations (refer above to footnote (2)). The following table presents a reconciliation of adjusted EBITDA from continuing operations from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	20	March 30, 2024 Form 10-Q

	March 30, 2024	April 1, 2023
For the quarter ended	$	$
Earnings (loss) from continuing operations	3,837	(2,827)
Income tax expense (benefit)	277	(2,304)
Interest expense, net	6,050	5,664
Depreciation and amortization	8,576	7,050
Stock-based compensation	5,299	3,892
Adjusted for:
Gain on sale of smoothie bowls product line(a)	(1,800)	-
Start-up costs(b)	327	6,425
Business development costs(c)	-	731
Other	-	42
Adjusted EBITDA from continuing operations	22,566	18,673

(a)-(c) Refer to footnote (2) above.

Although we use adjusted EBITDA from continuing operations as a measure to assess the performance of our business and for the other purposes set forth above, this measure has limitations as an analytical tool, and should not be considered in isolation, or as a substitute for an analysis of our results of operations as reported in accordance with U.S. GAAP. Some of these limitations are:

• adjusted EBITDA from continuing operations does not reflect interest expense, or the cash requirements necessary to service interest payments on our indebtedness;

• adjusted EBITDA from continuing operations does not include the payment or recovery of income taxes, which is a necessary element of our operations;

• although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and adjusted EBITDA from continuing operations does not reflect any cash requirements for such replacements; and

• adjusted EBITDA from continuing operations does not include non-cash stock-based compensation, which is an important component of our total compensation program for employees and directors.

Because of these limitations, adjusted EBITDA from continuing operations should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing adjusted EBITDA from continuing operations in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as revenues, gross profit, operating income, earnings (loss) from continuing operations, and adjusted earnings from continuing operations to measure our operating performance. Adjusted EBITDA from continuing operations is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculation of adjusted EBITDA from continuing operations may not be comparable to the calculation of a similarly titled measure reported by other companies.

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

SUNOPTA INC.	21	March 30, 2024 Form 10-Q

Revenues for the quarter ended March 30, 2024 increased by 18.0% to $182.8 million from $155.0 million for the quarter ended April 1, 2023. The change in revenues from the first quarter of 2023 to the first quarter of 2024 was due to the following:

	$	%
2023 revenues	154,969
Volume/Mix	36,438	23.5%
Price	(7,704)	-5.0%
Exit from smoothie bowls	(855)	-0.6%
2024 revenues	182,848	18.0%

Note: percentages may not add due to rounding.

For the quarter ended March 30, 2024, the 18.0% increase in revenues reflected a favorable volume/mix impact of 23.5%, partially offset by a 5.0% overall price reduction due to the pass-through of lower commodity costs for certain raw materials, together with a 0.6% revenue loss related to our exit from the smoothie bowls category in March 2024. The favorable volume/mix reflected sales volume growth for oat milks and creamers, protein shakes, broths, teas, and fruit snacks, partially offset by softer demand for other varieties of plant-based milks.

Gross profit increased $7.6 million, or 31.8%, to $31.7 million for the quarter ended March 30, 2024, compared with $24.1 million for the quarter ended April 1, 2023. Gross margin for the quarter ended March 30, 2024 was 17.4% compared to 15.5% for the quarter ended April 1, 2023, an increase of 190 basis points.

For the first quarter of 2024, we incurred start-up costs included in cost of goods sold of $0.3 million (0.2% gross margin impact) related to ramp-up of production on a third line at our plant-based beverage facility in Midlothian, Texas, together with an expansion of our ingredient extraction operations at our Modesto, California, facility. For the first quarter of 2023, we incurred start-up costs of $5.8 million (3.7% gross margin impact), mainly related to the ramp-up of production on the first two lines at our Midlothian, Texas, facility. Excluding the impact of start-up costs, adjusted gross margin for the quarter ended March 30, 2024 was 17.5% compared to 19.3% for the quarter ended April 1, 2023, a decrease of 180 basis points. See footnote (1) to the "Consolidated Results of Operations for the Quarters Ended March 30, 2024 and April 1, 2023" table for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

The 180-basis point decrease in adjusted gross margin reflected the impact of incremental depreciation of new production equipment related to capital expansion projects completed in 2023 ($1.7 million or 0.9% gross margin impact), together with higher inventory reserves in the first quarter of 2024, partially offset by higher sales and production volumes for beverages, broths and fruit snacks driving improved plant utilization.

Operating income increased $9.7 million to $10.2 million for the quarter ended March 30, 2024, compared with $0.5 million for the quarter ended April 1, 2023. The increase in operating income reflected higher gross profit, as described above, together with a gain on sale of the smoothie bowls product line of $1.8 million. Additionally, we recognized lower employee variable compensation accruals in the first quarter of 2024, compared with the first quarter of 2023, together with lower business development costs related to the divestiture of Frozen Fruit in October 2023. These factors were partially offset by higher stock- based compensation expense, mainly due to the accelerated vesting of certain previously granted awards in connection with the retirement of our former Chief Executive Officer ("CEO").

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense increased by $0.4 million to $6.1 million for the quarter ended March 30, 2024, compared with $5.7 million for the quarter ended April 1, 2023, which reflected the impact of higher market interest rates, partially offset by lower average outstanding debt in the first quarter of 2024 following the divestiture of Frozen Fruit.

Income taxes were recognized at an effective rate of 6.7% for the quarter ended March 30, 2024, compared with 44.9% recognized for the quarter ended April 1, 2023. The change in the effective tax rate was primarily driven by the recognition of a full valuation allowance against U.S. deferred tax assets in excess of deferred tax liabilities beginning in the second quarter of 2023, based on our assessment that the related tax benefits were no longer more likely than not to be realized in the future.

SUNOPTA INC.	22	March 30, 2024 Form 10-Q

Earnings from continuing operations for the quarter ended March 30, 2024 were $3.8 million, compared with a loss of $2.8 million for the quarter ended April 1, 2023. Diluted earnings per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.03 for the quarter ended March 30, 2024, compared with a diluted loss per share of $0.03 for the quarter ended April 1, 2023.

We recognized a loss from discontinued operations related to Frozen Fruit of $1.4 million (diluted loss per share of $0.01) for the quarter ended March 30, 2024, compared with earnings of $4.2 million (diluted earnings per share of $0.04) for the quarter ended April 1, 2023. Refer to note 2 to the unaudited consolidated financial statements included in this report for additional details.

We realized earnings attributable to common shareholders of $2.0 million (diluted earnings per share of $0.02) for the quarter ended March 30, 2024, compared with earnings attributable to common shareholders of $0.7 million (diluted earnings per share of $0.01) for the quarter ended April 1, 2023. Earnings attributable to common shareholders included dividends and accretion on our Series B-1 Preferred Stock of $0.4 million and $0.7 million in the first quarters of 2024 and 2023, respectively.

Adjusted earnings from continuing operations for the quarter ended March 30, 2024 were $1.9 million, or $0.02 earnings per diluted share, compared with adjusted earnings from continuing operations of $1.8 million, or $0.02 earnings per diluted share, for the quarter ended April 1, 2023.

Adjusted EBITDA from continuing operations increased $3.9 million, or 20.8%, for the quarter ended March 30, 2024 to $22.6 million, compared with $18.7 million for the quarter ended April 1, 2023.

Adjusted earnings from continuing operations and adjusted EBITDA from continuing operations are non-GAAP financial measures. See footnotes (2) and (3) to the "Consolidated Results of Operations for the Quarters Ended March 30, 2024 and April 1, 2023" table for a reconciliation of adjusted earnings from continuing operations and adjusted EBITDA from continuing operations from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Rollforward of Revenue, Gross Profit and Operating Income

For the quarter ended	March 30, 2024	April 1, 2023	Change	% Change

Revenues	$182,848	$154,969	$27,879	18.0%
Gross profit	31,747	24,079	7,668	31.8%
Gross margin	17.4%	15.5%		1.9%

Operating income	$10,164	$533	$9,631	1806.9%
Operating margin	5.6%	0.3%		5.3%

Revenues

The table below explains the $27.8 million increase in revenues from $155.0 million for the first quarter of 2023 to $182.8 million for the first quarter of 2024:

Revenues for the quarter ended April 1, 2023	$154,969
Sales volume growth for oat milks and creamers, protein shakes, broths, teas, and oat-based ingredients, partially offset by softer demand for other varieties of plant-based milks, together with the impact of lower pass-through sales pricing to customers to match lower costs for certain raw materials	21,783
Sales volume growth for fruit snacks due to the addition of new production and packaging capacity in 2023 to meet unfilled demand	6,951
Impact of the exit from the smoothie bowls category in March 2024	(855)
Revenues for the quarter ended March 30, 2024	$182,848

SUNOPTA INC.	23	March 30, 2024 Form 10-Q

Gross Profit

The table below explains the $7.6 million increase in gross profit of from $24.1 million for the first quarter of 2023 to $31.7 million for the first quarter of 2024:

Gross profit for the quarter ended April 1, 2023	$24,079
Decrease in start-up costs related to capital expansion projects	5,427
Higher sales and production volumes for beverages, broths and fruit snacks, partially offset by higher inventory reserves	3,909
Incremental depreciation related to capital expansion projects	(1,668)
Gross profit for the quarter ended March 30, 2024	$31,747

Operating Income

The table below explains the $9.7 million increase in operating income from $0.5 million for the first quarter of 2023 to $10.2 million for the first quarter of 2024:

Operating income for the quarter ended April 1, 2023	$533
Increase in gross profit, as explained above	$7,668
Gain on sale of the smoothie bowls product line, together with lower employee variable compensation accruals and lower business development costs following the divestiture of Frozen Fruit in 2023	3,370
Higher stock-based compensation expense, mainly due to the accelerated vesting of certain previously granted awards in connection with the retirement of our former Chief Executive Officer	(1,407)
Operating income for the quarter ended March 30, 2024	$10,164

Liquidity and Capital Resources

On December 8, 2023, we entered into a five-year Credit Agreement providing for a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and an $85.0 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Credit Facilities"). As at March 30, 2024, $177.8 million remained outstanding under the Term Loan Credit Facility and we had utilized $37.9 million of the $85 million Revolving Credit Facility, including $5.9 million in letters of credit. For more information on our Credit Facilities, see note 7 to the unaudited consolidated financial statements included in this report.

In connection with our efforts to extend payment terms with our major suppliers to enhance cash flows, we are financing certain purchases of goods and services through extended payables facilities, by which third-party intermediaries settle the supplier invoice on the contractual due date and issue us a short-term note payable for the face amount of the invoice, which we repay, together with interest, at a later date. As at March 30, 2024 and December 30, 2023, we had $16.6 million and $17.6 million principal amount outstanding under these facilities. With the flexibility provided by our Credit Facilities, our intention is to reduce our reliance on these facilities in 2024 and to settle all remaining outstanding notes payable. Proceeds from, and repayments of the notes payable associated with these facilities are reported as financing cash flows on our consolidated statements of cash flows.

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

SUNOPTA INC.	24	March 30, 2024 Form 10-Q

On April 17, 2024, we announced the elimination of the dividend rights attached to the shares of Series B-1 Preferred Stock of our subsidiary, SunOpta Foods Inc., effective from and after December 31, 2023 (see note 15 to the unaudited consolidated financial statements included in this report.). The elimination of the cumulative dividend of 8.0% per year will result in annual savings of $1.2 million.

For the quarter ended March 30, 2024, we incurred capital expenditures of $7.5 million. For fiscal 2024, we estimate total capital expenditures of approximately $15 million for discretionary investments in growth and productivity projects, and approximately $10 million to $15 million of non-discretionary maintenance projects. We are funding our capital expenditures using operating cash flows and borrowings under our Revolving Credit Facility. In addition, in the second quarter of 2024, we are adding approximately $25 million of finance lease right-of-use assets related to the expansion of our ingredient extraction operations at our Modesto, California, facility.

We believe that our operating cash flows, including the selective use of customer SCF programs to improve collection terms, and proceeds from the sale of our smoothie bowls product line, together with our Credit Facilities and lease financing, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us.

Cash Flows

Summarized cash flow information for the periods ended March 30, 2024 and April 1, 2023 is as follows:

		For the quarter ended
	March 30,	April 1,
	2024	2023	Change
	$	$	$
Net cash flows provided by (used in):
Continuing operations:
Operating activities	7,402	6,664	738
Investing activities	(4,212)	(25,395)	21,183
Financing activities	(5,558)	18,731	(24,289)
Discontinued operations	4,167	231	3,936

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations increased $0.7 million from the first quarter of 2023 to the first quarter of 2024. The increase in cash provided mainly reflected improved profitability driven by revenue volume growth and favorable plant utilization, together with lower start-up costs related to our Midlothian, Texas, facility, partially offset by higher inventories in the first quarter of 2024 to support continuing revenue growth and replenish safety stocks.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations decreased $21.2 million from the first quarter of 2023 to the first quarter of 2024, which mainly reflected lower capital expenditures related to the completion of certain major capital projects in 2023, including the construction of our new plant-based beverage facility in Midlothian, Texas. In addition, in the first quarter of 2024, we received cash proceeds of $3.3 million from the sale of the smoothie bowls product line, with a further $3.0 million receivable on August 1, 2024.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $5.6 million for the first quarter of 2024, which reflected repayments of long-term debt related to completed capital projects, compared with cash provided of $18.7 million for the first quarter of 2023, which reflected net borrowings of long-term debt to finance capital expenditures.

SUNOPTA INC.	25	March 30, 2024 Form 10-Q

Discontinued Operations

Net cash provided by discontinued operations increased $3.9 million from the first quarter of 2023 to the first quarter of 2024, which reflected proceeds of $6.3 million from the remaining short-term note receivable related to the Frozen Fruit divestiture, partially offset by the settlement of pre-divestiture obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of the Form 10-K. There have been no material changes to our exposures to market risks since December 30, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 30, 2024.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended March 30, 2024. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	26	March 30, 2024 Form 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see note 13 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 30, 2023. There have been no material changes to the previously reported risk factors as of the date of this quarterly report. Our previously reported risk factors should be carefully reviewed in connection with an evaluation of our Company.

Item 5. Other Information

During the quarter ended March 30, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are included as part of this report.

Exhibit	Description

4.1	Third Amended and Restated Certificate of Incorporation of SunOpta Foods, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 18, 2024).

10.1†*	Performance Unit Award Agreement, entered into as of January 2, 2024, between SunOpta Inc. and Brian W. Kocher.

10.2†*	Stock Option Award Agreement, entered into as of January 2, 2024, between SunOpta Inc. and Brian W. Kocher.

10.3†*	Restricted Stock Unit Award Agreement, entered into as of January 2, 2024, between SunOpta Inc. and Brian W. Kocher.

10.4†*	Employment Agreement, effective February 26, 2024, between SunOpta Inc. and Justin Kobler.

10.5†*	Restricted Stock Unit Award Agreement, entered into as of March 13, 2024, between SunOpta Inc. and Brian W. Kocher.

10.6†*	Employment Agreement, effective March 25, 2024, between SunOpta Inc. and Lauren McNamara.

10.7

Amending Agreement between Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., OCM SunOpta Trustee LLC, SunOpta Inc. and SunOpta Foods Inc., dated as of April 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2024).

31.1*	Certification by Brian Kocher, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Greg Gaba, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Brian Kocher, Chief Executive Officer, and Greg Gaba, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	27	March 30, 2024 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 8, 2024	/s/ Greg Gaba
Greg Gaba
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	28	March 30, 2024 Form 10-Q