Form 10-Q
period 2024-06-29
SunOpta Inc.
filed 2024-08-07
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

The number of the registrant's common shares outstanding as of August 2, 2024 was 116,840,837.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended June 29, 2024

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; our expectations regarding the future profitability of our business, including anticipated results of operations, revenue trends, gross margin profile, and cash flows; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of debt, working capital needs, planned capital expenditures; and our ability to obtain additional financing or issue additional debt or equity securities; our estimates for losses and related insurance recoveries associated with the withdrawal of certain batches of aseptically-packaged product in the second quarter of 2024; the outcome of litigation to which we may, from time to time, be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances. Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties, including those set forth under Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, under Item 1A. "Risk Factors" of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	3	June 29, 2024 Form 10-Q

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

SUNOPTA INC.	4	June 29, 2024 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and two quarters ended June 29, 2024 and July 1, 2023
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Two quarters ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	$	$	$	$
		(note 1)		(note 1)

Revenues (note 14)	170,995	141,163	353,843	296,132
Cost of goods sold	149,147	122,534	300,248	253,424

Gross profit	21,848	18,629	53,595	42,708
Selling, general and administrative expenses	17,784	16,957	40,772	40,026
Intangible asset amortization	446	446	892	892
Other income, net	(304)	(62)	(2,104)	(20)
Foreign exchange loss	1,310	92	1,259	81

Operating income	2,612	1,196	12,776	1,729
Interest expense, net	6,410	6,565	12,460	12,229

Earnings (loss) from continuing operations before income taxes	(3,798)	(5,369)	316	(10,500)
Income tax expense (benefit) (note 10)	(17)	6,282	260	3,978

Earnings (loss) from continuing operations	(3,781)	(11,651)	56	(14,478)
Net loss from discontinued operations (note 2)	(897)	(7,187)	(2,314)	(2,983)

Net loss	(4,678)	(18,838)	(2,258)	(17,461)
Dividends and accretion on preferred stock	169	(422)	(264)	(1,126)

Loss attributable to common shareholders	(4,509)	(19,260)	(2,522)	(18,587)

Basic and diluted loss per share (note 11)
Loss from continuing operations attributable to common shareholders	(0.03)	(0.10)	(0.00)	(0.14)
Loss from discontinued operations	(0.01)	(0.06)	(0.02)	(0.03)
Loss attributable to common shareholders(1)	(0.04)	(0.17)	(0.02)	(0.16)

Weighted-average common shares outstanding (000s) (note 11)
Basic	116,640	115,471	116,336	112,743
Diluted	116,640	115,471	116,336	112,743

(1) The sum of the individual per share amounts may not add due to rounding.

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	June 29, 2024 Form 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at June 29, 2024 and December 30, 2023
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	June 29, 2024	December 30, 2023
	$	$

ASSETS
Current assets
Cash and cash equivalents	3,190	306
Accounts receivable, net of allowance for credit losses of $114 and $303, respectively	65,326	64,862
Inventories (note 4)	98,484	83,215
Prepaid expenses and other current assets	17,429	25,235
Income taxes recoverable	4,048	4,717
Current assets held for sale (note 2)	-	5,910
Total current assets	188,477	184,245

Restricted cash (note 5)	8,227	8,448
Property, plant and equipment, net	346,909	319,898
Operating lease right-of-use assets	108,736	105,919
Intangible assets, net	20,969	21,861
Goodwill	3,998	3,998
Deferred income taxes	315	-
Other assets	27,067	25,055
Total assets	704,698	669,424

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	86,532	96,650
Notes payable (note 6)	16,364	17,596
Current portion of long-term debt (note 7)	29,306	24,346
Current portion of operating lease liabilities	16,400	15,808
Total current liabilities	148,602	154,400

Long-term debt (note 7)	273,806	238,883
Operating lease liabilities	102,857	100,102
Deferred income taxes	325	505
Total liabilities	525,590	493,890

Series B-1 Preferred Stock (note 8)	14,773	14,509

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized,
116,796,472 shares issued (December 30, 2023 - 115,953,287)	469,719	464,169
Additional paid-in capital	27,816	27,534
Accumulated deficit	(335,209)	(332,687)
Accumulated other comprehensive income	2,009	2,009
Total shareholders' equity	164,335	161,025
Total liabilities and shareholders' equity	704,698	669,424

Commitments and contingencies (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	June 29, 2024 Form 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended June 29, 2024 and July 1, 2023
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at March 30, 2024	116,085	464,817	32,413	(330,700)	2,009	168,539
Employee stock purchase plan	28	132	-	-	-	132
Stock incentive plan	683	4,770	(4,467)	-	-	303
Withholding taxes on stock-based awards	-	-	(2,573)	-	-	(2,573)
Stock-based compensation	-	-	2,443	-	-	2,443
Net loss	-	-	-	(4,678)	-	(4,678)
Derecognition of dividends on preferred stock (note 8)	-	-	-	305	-	305
Accretion on preferred stock	-	-	-	(136)	-	(136)
Balance at June 29, 2024	116,796	469,719	27,816	(335,209)	2,009	164,335

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at April 1, 2023	115,380	461,132	21,874	(155,015)	1,363	329,354
Share issuance costs	-	(36)	-	-	-	(36)
Employee stock purchase plan	25	149	-	-	-	149
Stock incentive plan	175	1,045	(907)	-	-	138
Withholding taxes on stock-based awards	-	-	(281)	-	-	(281)
Stock-based compensation	-	-	2,029	-	-	2,029
Net loss	-	-	-	(18,838)	-	(18,838)
Dividends on preferred stock	-	-	-	(304)	-	(304)
Accretion on preferred stock	-	-	-	(118)	-	(118)
Balance at July 1, 2023	115,580	462,290	22,715	(174,275)	1,363	312,093

SUNOPTA INC.	7	June 29, 2024 Form 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity (continued)
As at and for the two quarters ended June 29, 2024 and July 1, 2023
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at December 30, 2023	115,953	464,169	27,534	(332,687)	2,009	161,025
Employee stock purchase plan	49	243	-	-	-	243
Stock incentive plan	794	5,307	(4,801)	-	-	506
Withholding taxes on stock-based awards	-	-	(2,659)	-	-	(2,659)
Stock-based compensation	-	-	7,742	-	-	7,742
Net loss	-	-	-	(2,258)	-	(2,258)
Dividends on preferred stock (note 8)	-	-	-	-	-	-
Accretion on preferred stock	-	-	-	(264)	-	(264)
Balance at June 29, 2024	116,796	469,719	27,816	(335,209)	2,009	164,335

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at December 31, 2022	107,910	440,348	33,184	(155,688)	1,363	319,207
Exchange of Series B-1 Preferred Stock, net of
share issuance costs of $123	6,089	13,983	-	-	-	13,983
Employee stock purchase plan	50	309	-	-	-	309
Stock incentive plan	1,531	7,650	(7,383)	-	-	267
Withholding taxes on stock-based awards	-	-	(9,007)	-	-	(9,007)
Stock-based compensation	-	-	5,921	-	-	5,921
Net loss	-	-	-	(17,461)	-	(17,461)
Dividends on preferred stock	-	-	-	(818)	-	(818)
Accretion on preferred stock	-	-	-	(308)	-	(308)
Balance at July 1, 2023	115,580	462,290	22,715	(174,275)	1,363	312,093

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	June 29, 2024 Form 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the two quarters ended June 29, 2024 and July 1, 2023
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Two quarters ended
	June 29, 2024	July 1, 2023
	$	$
		(note 1)
CASH PROVIDED BY (USED IN)

Operating activities
Net loss	(2,258)	(17,461)
Net loss from discontinued operations	(2,314)	(2,983)
Earnings (loss) from continuing operations	56	(14,478)
Items not affecting cash:
Depreciation and amortization	17,686	14,890
Amortization of debt issuance costs	457	795
Deferred income taxes	(368)	3,978
Stock-based compensation	7,742	5,921
Gain on sale of smoothie bowls product line (note 3)	(1,800)	-
Other	(193)	506
Changes in operating assets and liabilities, net of divestitures (note 12)	(21,567)	5,856
Net cash provided by operating activities of continuing operations	2,013	17,468
Net cash provided by (used in) operating activities of discontinued operations	(2,310)	2,277
Net cash provided by (used in) operating activities	(297)	19,745
Investing activities
Additions to property, plant and equipment	(17,259)	(32,556)
Proceeds received from sale of smoothie bowls product line (note 3)	3,336	-
Net cash used in investing activities of continuing operations	(13,923)	(32,556)
Net cash provided by (used in) investing activities of discontinued operations	6,300	(958)
Net cash used in investing activities	(7,623)	(33,514)
Financing activities
Increase in borrowings under revolving credit facilities	26,350	6,511
Repayment of long-term debt	(12,320)	(20,806)
Borrowings of long-term debt	-	19,333
Proceeds from notes payable (note 6)	70,477	35,095
Repayment of notes payable (note 6)	(71,709)	(15,368)
Proceeds from the exercise of stock options and employee share purchases	749	576
Payment of withholding taxes on stock-based awards	(2,659)	(9,007)
Payment of cash dividends on preferred stock	(305)	(1,123)
Payment of share issuance costs	-	(123)
Net cash provided by financing activities of continuing operations	10,583	15,088
Net cash used in financing activities of discontinued operations	-	(1,017)
Net cash provided by financing activities	10,583	14,071
Increase in cash, cash equivalents and restricted cash in the period	2,663	302
Cash, cash equivalents and restricted cash, beginning of the period	8,754	679
Cash, cash equivalents and restricted cash, end of the period	11,417	981

Non-cash investing and financing activities (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	June 29, 2024 Form 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and two quarters ended June 29, 2024 and July 1, 2023
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for fair presentation have been included and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended June 29, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 28, 2024 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 30, 2023. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Reclassification of Discontinued Operations

As described in note 2, on October 12, 2023, the Company completed the divestiture of its frozen fruit business ("Frozen Fruit"). As a result, the operating results and cash flows of Frozen Fruit for the quarter and/or two quarters ended July 1, 2023, have been reclassified as discontinued operations on the consolidated statements of operations and cash flows. In addition, the information disclosed in these notes to the unaudited consolidated financial statements is presented on a continuing operations basis, with comparative period information recast to reflect Frozen Fruit as discontinued operations.

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

SUNOPTA INC.	10	June 29, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 29, 2024 and July 1, 2023

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

The estimated aggregate purchase price is subject to post-closing adjustments based on a determination of the final net working capital and resulting aggregate purchase price as of the Closing Date (the "Closing Statement"), with adjustments to the aggregate purchase price determined on a separate and individual basis for each of Sunrise Growers, Sunrise Mexico and SunOpta Mexico. Any downward adjustment will be deducted from the principal amount of the Seller Promissory Notes entered into by Sunrise Growers and/or SunOpta Mexico, as the case may be, in an amount up to $5.0 million in the aggregate, with any additional downward adjustment payable by the Company to the Purchasers in cash. The portion of any upward adjustment in the aggregate purchase price not paid to the Company by the Purchasers in cash will be added to the principal amount of the Seller Promissory Notes entered into by Sunrise Growers and/or SunOpta Mexico, as applicable. As at June 29, 2024 and December 30, 2023, the Company recorded a $0.5 million net receivable from the Purchasers based on the Company's estimate of the final net working capital and post-closing adjustments, which is included in other current assets on the consolidated balance sheets. However, this estimate may be subject to change, which could be material, as the parties are currently in the process of reconciling the final aggregate purchase price, including the resolution of certain disputed items in accordance with the procedures set forth in the APA.

The Seller Promissory Notes bear interest at a rate per annum equal to the Secured Overnight Financing Rate ("SOFR"), determined quarterly in advance, plus a margin of 4.00% for the first year and 7.00% for the second and third years. Interest is payable quarterly in-kind. The Seller Promissory Notes mature on October 12, 2026, and outstanding principal and accrued and unpaid interest is payable on the maturity date. As at June 29, 2024 and December 30, 2023, the principal amount of the Seller Promissory Notes of $20.0 million, together with paid in kind interest of $1.0 million and $0.3 million, respectively, was recorded in other long-term assets on the consolidated balance sheets. As described above, the final principal amount of the Sellers Promissory Notes may change as a result of any upward or downward adjustment to the aggregate purchase price in connection with the resolution of the Closing Statement. As at June 29, 2024 and December 30, 2023, the Company had not recorded any allowance for credit losses related to the Seller Promissory Notes. The Seller Promissory Notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers.

SUNOPTA INC.	11	June 29, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 29, 2024 and July 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The table below presents the major components of the results of discontinued operations reported in the consolidated statement of operations for the quarters and two quarters ended June 29, 2024 and July 1, 2023.

	Quarter ended		Two quarters ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	$	$	$	$
Revenues	-	66,646	-	135,557
Cost of goods sold(1)	-	68,896	553	133,683
Selling, general and administrative expenses(2)	-	2,616	621	4,977
Intangible asset amortization	-	2,000	-	4,000
Other expense (income), net(3)	-	(165)	427	(172)
Foreign exchange gain	-	(2,469)	(101)	(4,669)
Interest expense	-	404	23	552
Loss from discontinued operations before
income taxes	-	(4,636)	(1,523)	(2,814)
Income tax expense(4)	897	2,551	791	169
Net loss from discontinued operations	(897)	(7,187)	(2,314)	(2,983)

(1)  For the two quarters ended June 29, 2024, cost of goods sold reflects the write down in the carrying value of the frozen fruit inventory that was not acquired by the Purchasers to its estimated net realizable value. During the first two quarters of 2024, the Company completed the disposal of the $5.9 million of frozen fruit inventory held-for-sale as at December 30, 2023.

(2)  For the two quarters ended June 29, 2024, selling, general and administrative expenses include additional severance costs for former employees of Frozen Fruit not ultimately retained by the Purchasers, as well as the true-up of pre-divestiture profit-sharing bonuses payable to certain Mexican employees of Frozen Fruit.

(3)  For the two quarters ended June 29, 2024, other expense mainly related to an additional self-insured retention amount paid by the Company in connection with the settlement of certain claims related to the recall of specific frozen fruit products initiated in the second quarter of 2023 (see note 13), partially offset by gains on the settlement of certain pre-existing legal matters related to Frozen Fruit.

(4)  For the quarter and two quarters ended June 29, 2024, income tax expense reflects the final determination of the tax bases for the net assets of Frozen Fruit divested in Mexico.

3. Sale of Assets

On March 4, 2024, the Company completed the sale of the net assets related to its smoothie bowls product line, including inventories and equipment, for a purchase price of $6.3 million, subject to a final working capital adjustment. The purchase price comprised $3.3 million in cash and a $3.0 million secured promissory note, which matured on August 1, 2024, and is recorded in prepaid expenses and other current assets on the consolidated balance sheet as at June 29, 2024. The Company recognized a pre-tax gain on sale of $1.8 million, which is recorded in other income of continuing operations on the consolidated statement of operations for the two quarters ended June 29, 2024.

SUNOPTA INC.	12	June 29, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 29, 2024 and July 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

4. Inventories

	June 29, 2024	December 30, 2023
	$	$
Raw materials and work-in-process	60,753	52,419
Finished goods	41,401	37,606
Inventory reserves	(3,670)	(6,810)
	98,484	83,215

5. Restricted Cash

Restricted cash relates to certain bank accounts in Mexico that were retained following the divestiture of Frozen Fruit, which are subject to a judicial hold in connection with a litigation matter. Restricted cash has been classified as non-current on the consolidated balance sheets as at June 29, 2024 and December 30, 2023, as the Company cannot predict the timing of when this matter may be resolved.

6. Notes Payable

The Company finances certain purchases of trade goods and services through third-party extended payables facilities. Under these facilities, third-party intermediaries advance the amount of the scheduled payment to the supplier based on the invoice due date and issue a short-term note payable to the Company for the face amount of the supplier invoice. Interest accrues on the note payable from the contractual payment date of the supplier invoice to the extended due date of the note payable, as specified by the negotiated terms of each facility. The Company does not maintain any form of security with the third-party intermediaries. As at June 29, 2024 and December 30, 2023, the Company had outstanding principal payment obligations to the third-party intermediaries of $16.4 million and $17.6 million in the aggregate, respectively, which is recorded as notes payable on the Company's consolidated balance sheets. Proceeds from, and repayments of the notes payable associated with, these facilities are reported as financing cash flows on the Company's consolidated statements of cash flows.

7. Long-Term Debt

	June 29, 2024	December 30, 2023
	$	$
Term loan facility	175,500	180,000
Revolving credit facility	58,099	31,751
Less: Unamortized debt issuance costs	(1,035)	(1,152)
Total credit facilities	232,564	210,599
Finance lease liabilities	70,548	52,630
Total debt	303,112	263,229
Less: current portion	29,306	24,346
Total long-term debt	273,806	238,883

Credit Facilities

On December 8, 2023, the Company entered into a five-year Credit Agreement (the "Credit Agreement") providing for (i) a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and (ii) an $85.0 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Credit Facility, the "Credit Facilities"). The Revolving Credit Facility includes $30.0 million of borrowing capacity available for letters of credit and provides for borrowings of up to $10.0 million on same-day notice including in the form of swingline loans. As at June 29, 2024, $5.9 million in letters of credit were issued but undrawn under the Revolving Credit Facility.

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

SUNOPTA INC.	13	June 29, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 29, 2024 and July 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Borrowings under the Credit Facilities bear interest at a margin over various reference rates, including a base rate (as defined in the Credit Agreement) and SOFR, selected at the option of the Company. The margin for the Credit Facilities is set quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter and will range from 1.00% to 2.25% with respect to base rate loans and from 2.00% to 3.25% for SOFR loans. For the two quarters ended June 29, 2024, the weighted-average interest rate on outstanding borrowings under the Credit Facilities was 8.24%. In addition, the Company is required to pay an undrawn fee under the Revolving Credit Facility quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter ranging from 0.20% to 0.40% on the undrawn revolving commitments thereunder. The Company is also required to pay customary letter of credit fees, to the extent letters of credit are issued and outstanding under the Revolving Credit Facility.

As at June 29, 2024, the Company was in compliance with all financial and non-financial covenants under the Credit Agreement.

Finance Lease Liabilities

During the second quarter of 2024, the Company recognized an additional finance lease liability of $25.7 million, together with a corresponding amount of right-of-use assets recorded in property, plant and equipment, related to an expansion of the Company's oat-based ingredient extraction operations. The finance lease has an implicit rate of interest of 11.29% and a lease term of five years.

8. Series B-1 Preferred Stock

As at June 29, 2024, the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), had 15,000 shares of Series B-1 Preferred Stock ("Series B-1 Preferred Stock") issued and outstanding with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree"). As at June 29, 2024, the aggregate liquidation preference of the Series B-1 preferred stock was $15.2 million, or approximately $1,015 per share. The carrying value of the Series B-1 Preferred Stock, net of unamortized issuance costs, is being accreted to the liquidation preference through charges to accumulated deficit, which amounted to $0.3 million for the two quarters ended June 29, 2024 (July 1, 2023 - $0.3 million).

In the first quarter of 2024, the Company paid cash dividends on the Series B-1 Preferred Stock of $0.3 million related to the fourth quarter of 2023 and accrued dividends of $0.3 million for the first quarter of 2024. On April 17, 2024, the Company, SunOpta Foods and Oaktree entered into an Amending Agreement related to the elimination of the dividend rights attached to the Series B-1 Preferred Stock effective from and after December 31, 2023. The Series B-1 Preferred Stock previously paid a cumulative dividend of 8.0% per year that could be paid in-kind or in cash at the Company's option, which dividend would have increased from 8.0% to 10.0% per year and become payable only in cash at the end of the Company's third quarter in 2029. All other rights and obligations of the Company, SunOpta Foods, and Oaktree in connection with the Series B-1 Preferred Stock remain unchanged. The Company is accounting for the elimination of the dividend rights on a prospective basis beginning in the second quarter of 2024, including the derecognition of the accrued dividend liability for the first quarter of 2024.

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

As at June 29, 2024, the Company had 2,932,453 Special Shares, Series 2 issued and outstanding, all of which are held by Oaktree. The Special Shares, Series 2 serve as a mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock and entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holder of the Common Shares, voting together as a single class, subject to certain exemptions. As a result of a permanent voting cap, the number of Special Shares, Series 2 issued to Oaktree at any time, when taken together with any other voting securities Oaktree then controls, cannot exceed 19.99% of the votes eligible to be cast by all security holders of the Company.

SUNOPTA INC.	14	June 29, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 29, 2024 and July 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Stock-Based Compensation

Short-Term Incentive Plan

On April 4, 2024, the Company granted 638,602 performance share units ("PSUs") to selected employees under the Company's 2024 Short-Term Incentive Plan ("STIP"), which vest subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2024 and subject to the employee's continued employment with the Company through April 1, 2025 (the requisite service period). The grant-date fair value of each PSU was estimated to be $6.42 based on the closing price of the Common Shares on the date of grant. For the period from the grant date to June 29, 2024, the Company recognized compensation expense of $0.9 million related to these PSUs, with the remaining compensation cost not yet recognized as an expense determined to be $3.0 million as at June 29, 2024, which will be amortized over the remaining requisite service period.

On April 1 2024, the Company issued 474,228 Common Shares, net of 344,276 Common Shares withheld for taxes, in connection with the vesting of 818,504 PSUs previously granted to selected employees under the Company's 2023 STIP. The total intrinsic value of these vested PSUs was $5.6 million.

Long-Term Incentive Plan

On April 30, 2024, the Company granted 157,070 restricted stock units ("RSUs"), 252,656 PSUs and 243,660 stock options to selected employees under the Company's 2024 Long-Term Incentive Plan ("LTIP"). The RSUs vest in three equal annual installments beginning on April 30, 2025, and each vested RSU entitles the employee to receive one Common Share without payment of additional consideration. The vesting of one-half of the PSUs is contingent on the achievement of compound annual growth rate ("CAGR") benchmarks for revenue during the three-year performance period commencing January 1, 2024 and continuing through December 31, 2026, and the vesting of the other one-half of the PSUs is contingent on the achievement of return on invested capital ("ROIC") benchmarks within the same performance period, and subject to the employee's continued employment with the Company through April 30, 2027. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of the predetermined CAGR and ROIC benchmarks. Each vested PSU entitles the employee to receive one Common Share without payment of additional consideration. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Each vested stock option entitles the employee to purchase one Common Share at an exercise price of $6.55, which was the closing price of the Common Shares on April 30, 2024.

The grant-date fair values of each RSU and PSU were estimated to be $6.55 based on the closing price of the Common Shares on the date of grant. A grant-date fair value of $4.18 was estimated for each stock option using the Black-Scholes option pricing model with the following assumptions:

Grant-date stock price	$6.55
Exercise price	$6.55
Dividend yield	0%
Expected volatility(a)	65.9%
Risk-free interest rate(b)	4.7%
Expected life (in years)(c)	6.0

(a) Determined based on the historical volatility of the Common Shares over expected life of the stock options.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the stock options.

(c) Determined based on the mid-point of vesting (three years) and expiration (ten years) for the stock options.
SUNOPTA INC.	15	June 29, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 29, 2024 and July 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The aggregate grant-date fair value of the RSUs, PSUs and stock options granted under the 2024 LTIP was determined to be $5.4 million, which will be recognized on a straight-line basis over the requisite service period ending April 30, 2027.

Special Awards

On January 2, 2024, the Company granted special one-time awards of 144,404 restricted stock units ("RSUs"), 288,808 performance share units ("PSUs") and 230,804 stock options to Brian Kocher in connection with his appointment as the Company's Chief Executive Officer effective January 2, 2024. On March 13, 2024, the Company granted Mr. Kocher an additional 74,000 RSUs, equal to the number of Common Shares purchased by Mr. Kocher on the open market within the 75-day period after his employment began. The RSUs vest in three equal annual installments beginning on the first anniversary of the grant date, and each vested RSU entitles Mr. Kocher to receive one Common Share without payment of additional consideration. The vesting of the PSUs is dependent on the Company's total shareholder return ("TSR") performance relative to food and beverage companies in a designated index during the three-year period commencing January 1, 2024 and continuing through December 31, 2026, and subject to Mr. Kocher's continued employment with the Company through April 15, 2027. The TSR for the Company and each of the companies in the designated index will be calculated using a 20-trading day average closing price as of December 31, 2026. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested PSU entitles Mr. Kocher to receive one Common Share without payment of additional consideration. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Each vested stock option entitles Mr. Kocher to purchase one Common Share at an exercise price of $5.54, which was the closing price of the Common Shares on January 2, 2024.

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

10. Income Taxes

Income taxes were recognized at an effective rate of 0.4% and 82.3% for the quarter and two quarters ended June 29, 2024, respectively, compared with (117.0)% and (37.9)% recognized for the quarter and two quarters ended July 1, 2023, respectively. The changes in the effective tax rate were primarily driven by the recognition of a full valuation allowance against U.S. deferred tax assets in excess of deferred tax liabilities beginning in the second quarter of 2023, based on the Company's assessment that the related tax benefits were no longer more likely than not to be realized in the future.

SUNOPTA INC.	16	June 29, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 29, 2024 and July 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	Quarter ended		Two quarters ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Numerator
Earnings (loss) from continuing operations	$(3,781)	$(11,651)	$56	$(14,478)
Less: dividends and accretion on preferred stock	169	(422)	(264)	(1,126)
Loss from continuing operations attributable to
common shareholders	(3,612)	(12,073)	(208)	(15,604)
Loss from discontinued operations	(897)	(7,187)	(2,314)	(2,983)
Loss attributable to common shareholders	$(4,509)	$(19,260)	$(2,522)	$(18,587)

Denominator
Basic weighted-average number of shares outstanding	116,640	115,471	116,336	112,743
Dilutive effect of the following:
Stock options, restricted stock units and performance share units(1)	-	-	-	-
Series B-1 Preferred Stock(2)	-	-	-	-
Diluted weighted-average number of shares outstanding	116,640	115,471	116,336	112,743

Basic and Diluted Loss Per Share
Loss from continuing operations attributable to common shareholders	$(0.03)	$(0.10)	$(0.00)	$(0.14)
Loss from discontinued operations	(0.01)	(0.06)	(0.02)	(0.03)
Loss attributable to common shareholders(3)	$(0.04)	$(0.17)	$(0.02)	$(0.16)

(1)  For the quarter and two quarters ended June 29, 2024, 711,000 (July 1, 2023 - 1,024,173) and 1,058,529 (July 1, 2023 - 1,974,484) potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. For the quarter and two quarters ended June 29, 2024, stock options and RSUs to purchase or receive 2,801,823 (July 1, 2023 - 2,204,546) and 2,751,020 (July 1, 2023 - 2,192,755) potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

(2)  For the quarters and two quarters ended June 29, 2024 and July 1, 2023, it was more dilutive to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the 6,089,333 Common Shares issuable on an if-converted basis as at June 29, 2024 and July 1, 2023.

(3)  The sum of the individual per share amounts may not add due to rounding.

SUNOPTA INC.	17	June 29, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 29, 2024 and July 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

12. Supplemental Cash Flow Information

	Two quarters ended
	June 29, 2024	July 1, 2023
	$	$
Changes in Operating Assets and Liabilities, Net of Divestitures
Accounts receivable	2,309	7,525
Inventories	(15,962)	(10,936)
Accounts payable and accrued liabilities	(7,987)	7,224
Other operating assets and liabilities	73	2,043
	(21,567)	5,856

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable and accrued liabilities	1,759	(733)
Right of use assets obtained in exchange for lease liabilities:
Operating leases	(7,143)	(11,437)
Finance leases (see note 7)	(25,736)	(2,962)
Promissory note receivable from sale of smoothie bowls product line (see note 3)	(3,000)	-
Change in short-term note receivable from divestiture of Frozen Fruit (see note 2)	6,300	-
Change in accrued dividends on preferred stock	(305)	(305)
Change in proceeds receivable from divestiture of sunflower business(1)	-	385

(1)  Reflects the settlement of the final working capital adjustment related to the divestiture of the Company's sunflower business in October 2022, which is included in investing activities of discontinued operations on the consolidated statement of cash flows for the two quarters ended July 1, 2023.

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

Product Withdrawal

In the second quarter of 2024, the Company conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. For the second quarter of 2024, the Company recognized direct costs related to the withdrawal of $2.1 million, net of expected insurance recoveries, in cost of goods sold in the consolidated statement of operations. The Company is seeking to recover a portion of the withdrawal-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. As at June 29, 2024, the Company has recognized expected insurance recoveries related to the withdrawal of $6.9 million, which amount is included in prepaid expenses and other current assets on the consolidated balance sheet. The Company expects to incur additional costs related to the withdrawal in the third quarter of 2024, including product warehousing and destruction costs.

SUNOPTA INC.	18	June 29, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 29, 2024 and July 1, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Product Recall

On June 21, 2023, the Company announced its subsidiary, Sunrise Growers Inc., had issued a voluntary recall of specific frozen fruit products linked to pineapple provided by a third-party supplier due to possible contamination by Listeria monocytogenes. Sunrise Growers Inc. is a component of the operations of Frozen Fruit. In connection with the divestiture of Frozen Fruit, the recall-related costs and estimated insurance recoveries are included in the loss from discontinued operations in the consolidated statements of operations. There were no significant direct costs associated with the recall recognized in the first two quarters of 2024, and any additional costs are expected to be minimal. As at June 29, 2024 and December 30, 2023, estimated insurance recoveries of $1.4 million and $4.8 million, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheet.

14. Disaggregation of Revenue

The principal products that comprise the Company's product categories are as follows:

Category	Principal Products
Beverages and broths	Plant-based beverages utilizing oat, almond, soy, coconut, rice, hemp, and other bases, including Dream® and West Life™ brands; oat-based creamers, including SOWN® brand; ready-to-drink protein shakes; packaged teas and concentrates; meat and vegetable broths and stocks.
Fruit snacks	Ready-to-eat fruit snacks made from apple purée and juice concentrate in bar, bit, twist, strip and sandwich formats; cold pressed fruit bars.
Ingredients	Liquid and powder ingredients utilizing oat, soy and hemp bases.
Smoothie bowls	Ready-to-eat fruit smoothie and chia bowls topped with frozen fruit.

Revenue disaggregated by product category is as follows:

	Quarter ended		Two quarters ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
	$	$	$	$
Product Category
Beverages and broths(1)	136,290	109,972	282,755	234,903
Fruit snacks	29,935	24,080	59,344	46,538
Ingredients(1)	4,770	4,520	9,438	8,939
Smoothie bowls(2)	-	2,591	2,306	5,752
Total revenues	170,995	141,163	353,843	296,132

(1)  For the quarter and two quarters ended July 1, 2023, the Company reclassified certain product sales that were previously reported in Beverages and Broths to Ingredients to conform with the current year presentation.

(2)  Revenues reported for the two quarters ended June 29, 2024, reflect sales of smoothie bowls prior to March 4, 2024 (see note 3).

SUNOPTA INC.	19	June 29, 2024 Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended June 29, 2024 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the "Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 7, 2024.

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

Fiscal 2024 Outlook

Building on our first half of 2024 performance, we are projecting higher year-over-year revenues for fiscal 2024 driven by organic volume growth from our beverages, broth and snacks categories, partially offset by the impact of our exit from the smoothie bowls category. We anticipate an improved gross margin profile on a reported basis, compared with the prior year, reflecting higher production volumes and plant utilization to support sales, together with lower start-up costs and improved operating efficiencies at our Midlothian, Texas, facility. The resulting increase in gross profit, together with stable selling, general and administrative ("SG&A") spending as a percentage of revenue, is expected to drive year-over-year operating income growth and improved cash flows.

SUNOPTA INC.	20	June 29, 2024 Form 10-Q

Consolidated Results of Operations for the Quarters Ended June 29, 2024 and July 1, 2023

	June 29, 2024	July 1, 2023	Change	Change
For the quarter ended	$	$	$	%

Revenues	170,995	141,163	29,832	21.1%
Cost of goods sold	149,147	122,534	26,613	21.7%

Gross profit	21,848	18,629	3,219	17.3%

Gross margin(1)	12.8%	13.2%		-0.4%

Operating expenses
Selling, general and administrative expenses	17,784	16,957	827	4.9%
Intangible asset amortization	446	446	-	0.0%
Other income, net	(304)	(62)	(242)	*
Foreign exchange loss	1,310	92	1,218	*
Total operating expenses	19,236	17,433	1,803	10.3%

Operating income	2,612	1,196	1,416	118.4%

Interest expense, net	6,410	6,565	(155)	-2.4%

Loss from continuing operations before income taxes	(3,798)	(5,369)	1,571	29.3%
Income tax expense (benefit)	(17)	6,282	(6,299)	*

Loss from continuing operations	(3,781)	(11,651)	7,870	67.5%
Loss from discontinued operations	(897)	(7,187)	6,290	87.5%

Net loss(2),(3)	(4,678)	(18,838)	14,160	75.2%
Dividends and accretion on preferred stock	169	(422)	591	*

Loss attributable to common shareholders(4)	(4,509)	(19,260)	14,751	76.6%

* Percentage not meaningful

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

For the quarter ended	June 29, 2024	July 1, 2023
Reported gross margin	12.8%	13.2%
Start-up costs(a)	2.2%	4.1%
Product withdrawal costs(b)	1.3%	-
Adjusted gross margin	16.2%	17.3%

Note: percentages may not add due to rounding

SUNOPTA INC.	21	June 29, 2024 Form 10-Q

(a)  For the second quarter of 2024, start-up costs of $3.8 million recorded in costs of goods sold include haul-off charges for excess wastewater produced at our plant-based beverage facility in Midlothian, Texas, as we continue to scale up production, together with start-up costs for a new high-speed edge line and short-term incremental investments to accelerate process improvements. In addition, start-up costs for the second quarter of 2024, include the ramp-up of oat-base extraction operations at our Modesto, California, facility. For the second quarter of 2023, start-up costs of $5.8 million included in cost of goods sold mainly related to the initial ramp-up of production at our Midlothian, Texas, facility, and the addition of a high-speed packaging line at our fruit snacks facility in Omak, Washington.

(b)  In the second quarter of 2024, we conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. For the second quarter of 2024, we recognized direct costs related to the withdrawal of $2.1 million, net of expected insurance recoveries, which included finished goods inventory write-offs, product return and logistic costs, and costs related to investigative and remedial actions taken in response to the withdrawal, which corrective actions have been completed. These charges are incremental to our normal course reserves and have had a significant unfavorable impact on our reported gross profit and gross margin for the second quarter of 2024.

(2)  When assessing our financial performance, we use an internal measure of adjusted earnings from continuing operations that excludes specific items recognized in other income or expense, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings from continuing operations from loss from continuing operations which we consider to be the most directly comparable U.S. GAAP financial measure.

	June 29, 2024		July 1, 2023
		Per Share		Per Share
For the quarter ended	$	$	$	$

Loss from continuing operations	(3,781)		(11,651)
Dividends and accretion on preferred stock	169		(422)
Loss from continuing operations attributable to common
shareholders	(3,612)	(0.03)	(12,073)	(0.10)
Adjusted for:
Start-up costs(a)	3,774		6,697
Product withdrawal costs(b)	2,145		-
Unrealized foreign exchange loss on restricted cash(c)	838		-
Business development costs(d)	-		731
Other(e)	(304)		(62)
Net income tax on adjusting items(f)	-		1,873
Change in valuation allowance for deferred tax assets(g)	-		3,978
Adjusted earnings from continuing operations	2,841	0.02	1,144	0.01

(a)  Refer to footnote (1)(a) above for a description of start-up costs included in cost of goods sold. Additionally, for the second quarter of 2023, start-up costs included $0.9 million of professional fees related to productivity initiatives, which are recorded in SG&A expenses.

(b)  Refer to footnote (1)(b) above for a description of product withdrawal costs included in cost of goods sold.

(c)  For the second quarter of 2024, reflects an unrealized foreign exchange loss associated with peso-denominated bank accounts in Mexico that were retained following the divestiture of our frozen fruit business ("Frozen Fruit") in October 2023. These accounts are currently subject to a judicial hold in connection with a litigation matter.

(d)  For the second quarter of 2023, business development costs related to the divestiture of Frozen Fruit and are recorded in SG&A expenses.

SUNOPTA INC.	22	June 29, 2024 Form 10-Q

(e) For the second quarter of 2024, other reflects gains on the settlement of certain legal matters.

(f) Reflects the tax effect of the adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment, net of deferred tax valuation allowances.

(g) For the second quarter of 2023, reflects an increase to the valuation allowance for U.S. deferred tax assets based on an assessment of the future realizability of the related tax benefits.

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

(3)  We use a measure of adjusted EBITDA from continuing operations when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest and income taxes, and non-cash expenses, such as depreciation, amortization, and stock-based compensation, as well as other unusual items that affect the comparability of operating performance. We also use this measure to assess operating performance in connection with our employee incentive programs. We define adjusted EBITDA from continuing operations as earnings (loss) from continuing operations before interest, income taxes, depreciation, amortization, and stock-based compensation, and excluding other unusual items as identified in the determination of adjusted earnings from continuing operations (refer above to footnote (2)). The following table presents a reconciliation of adjusted EBITDA from continuing operations from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	June 29, 2024	July 1, 2023
For the quarter ended	$	$
Loss from continuing operations	(3,781)	(11,651)
Income tax expense (benefit)	(17)	6,282
Interest expense, net	6,410	6,565
Depreciation and amortization	9,110	7,840
Stock-based compensation	2,443	2,029
Adjusted for:
Start-up costs(a)	3,774	6,697
Product withdrawal costs(b)	2,145	-
Unrealized foreign exchange loss on restricted cash(c)	838	-
Business development costs(d)	-	731
Other(e)	(304)	(62)
Adjusted EBITDA from continuing operations	20,618	18,431

(a)-(e) Refer to footnote (2) above.

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
SUNOPTA INC.	23	June 29, 2024 Form 10-Q

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

Revenues for the quarter ended June 29, 2024 increased by 21.1% to $171.0 million from $141.2 million for the quarter ended July 1, 2023. The change in revenues from the second quarter of 2023 to the second quarter of 2024 was due to the following:

	$	%
2023 revenues	141,163
Volume/Mix	37,920	26.9%
Price	(5,497)	-3.9%
Exit from smoothie bowls	(2,591)	-1.8%
2024 revenues	170,995	21.1%

Note: percentages may not add due to rounding

For the quarter ended June 29, 2024, the 21.1% increase in revenues reflected a favorable volume/mix impact of 26.9%, partially offset by a 3.9% overall price reduction due to the pass-through of lower commodity costs for certain raw materials, together with a 1.8% revenue loss related to our exit from the smoothie bowls category in March 2024. The favorable volume/mix reflected sales volume growth for teas, protein shakes, broths, plant-based beverages, and fruit snacks.

Gross profit increased $3.2 million, or 17.3%, to $21.8 million for the quarter ended June 29, 2024, compared with $18.6 million for the quarter ended July 1, 2023. Gross margin for the quarter ended June 29, 2024 was 12.8% compared to 13.2% for the quarter ended July 1, 2023, a decrease of 40 basis points.

For the second quarter of 2024, we incurred start-up costs included in cost of goods sold of $3.8 million (2.2% gross margin impact), compared with start-up costs of $5.8 million (4.1% gross margin impact) for the second quarter of 2023. Start-up costs for the second quarter of 2024, were mainly related to haul-off charges for excess wastewater produced at our plant-based beverage facility in Midlothian, Texas, as we continue to scale up production, together with start-up costs for our new high-speed edge line and short-term incremental investments to accelerate process improvements. In addition, in the second quarter of 2024, we incurred product withdrawal costs of $2.1 million (1.3% gross margin impact), net of expected insurance recoveries, related to our voluntary withdrawal of certain batches of aseptically-packaged products that may have the potential for non-pathogenic microbial contamination. Excluding the impact of start-up and product withdrawal costs, adjusted gross margin for the quarter ended June 29, 2024 was 16.2% compared to 17.3% for the quarter ended July 1, 2023, a decrease of 110 basis points. See footnote (1) to the "Consolidated Results of Operations for the Quarters Ended June 29, 2024 and July 1, 2023" table for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

The 110-basis point decrease in adjusted gross margin reflected the impact of incremental depreciation of new production equipment related to capital expansion projects completed in 2023 ($1.2 million or 0.7% gross margin impact), together with manufacturing inefficiencies resulting from the excess wastewater and product withdrawal issues, partially offset by higher sales and production volumes for beverages, broths and fruit snacks driving improved plant utilization.

SUNOPTA INC.	24	June 29, 2024 Form 10-Q

Operating income increased $1.4 million to $2.6 million for the quarter ended June 29, 2024, compared with $1.2 million for the quarter ended July 1, 2023. The increase in operating income reflected higher gross profit, as described above, and lower business development costs following the divestiture of Frozen Fruit in October 2023. These factors were partially offset by higher employee variable compensation accruals based on performance and stock-based compensation expense due to the timing of our annual incentive plan grants, together with an unrealized foreign exchange loss of $0.8 million on peso-denominated restricted cash held in Mexico.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense decreased by $0.2 million to $6.4 million for the quarter ended June 29, 2024, compared with $6.6 million for the quarter ended July 1, 2023, which reflected lower average outstanding debt in the second quarter of 2024 following the divestiture of Frozen Fruit, partially offset by the impact of higher market interest rates.

Income taxes were recognized at an effective rate of 0.4% for the quarter ended June 29, 2024, compared with (117.0)% recognized for the quarter ended July 1, 2023. The change in the effective tax rate was primarily driven by the recognition of a full valuation allowance against U.S. deferred tax assets in excess of deferred tax liabilities beginning in the second quarter of 2023.

Loss from continuing operations for the quarter ended June 29, 2024 was $3.8 million, compared with a loss of $11.7 million for the quarter ended July 1, 2023. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.03 for the quarter ended June 29, 2024, compared with a diluted loss per share of $0.10 for the quarter ended July 1, 2023.

We recognized a loss from discontinued operations related to Frozen Fruit of $0.9 million (diluted loss per share of $0.01) for the quarter ended June 29, 2024, compared with a loss of $7.2 million (diluted loss per share of $0.06) for the quarter ended July 1, 2023. Refer to note 2 to the unaudited consolidated financial statements included in this report for additional details.

We realized a loss attributable to common shareholders of $4.5 million (diluted loss per share of $0.04) for the quarter ended June 29, 2024, compared with a loss attributable to common shareholders of $19.3 million (diluted loss per share of $0.17) for the quarter ended July 1, 2023.

Adjusted earnings from continuing operations for the quarter ended June 29, 2024 were $2.8 million, or $0.02 earnings per diluted share, compared with adjusted earnings from continuing operations of $1.1 million, or $0.01 earnings per diluted share, for the quarter ended July 1, 2023.

Adjusted EBITDA from continuing operations increased $2.2 million, or 11.9%, for the quarter ended June 29, 2024 to $20.6 million, compared with $18.4 million for the quarter ended July 1, 2023.

Adjusted earnings from continuing operations and adjusted EBITDA from continuing operations are non-GAAP financial measures. See footnotes (2) and (3) to the "Consolidated Results of Operations for the Quarters Ended June 29, 2024 and July 1, 2023" table for a reconciliation of adjusted earnings from continuing operations and adjusted EBITDA from continuing operations from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Rollforward of Revenue, Gross Profit and Operating Income

For the quarter ended	June 29, 2024	July 1, 2023	Change	% Change

Revenues	$170,995	$141,163	$29,832	21.1%
Gross profit	21,848	18,629	3,219	17.3%
Gross margin	12.8%	13.2%		-0.4%

Operating income	$2,612	$1,196	$1,416	118.4%
Operating margin	1.5%	0.8%		0.7%

SUNOPTA INC.	25	June 29, 2024 Form 10-Q

Revenues

The table below explains the $29.8 million increase in revenues from $141.2 million for the second quarter of 2023 to $171.0 million for the second quarter of 2024:

Revenues for the quarter ended July 1, 2023	$141,163
Sales volume growth for teas, protein shakes, broths, and plant-based beverages, partially offset by the impact of lower pass-through pricing to customers due to lower costs for certain raw materials	26,568
Sales volume growth for fruit snacks due to the addition of new production and packaging capacity in 2023 to meet unfilled demand	5,855
Impact of the exit from the smoothie bowls category in March 2024	(2,591)
Revenues for the quarter ended June 29, 2024	$170,995

Gross Profit

The table below explains the $3.2 million increase in gross profit of from $18.6 million for the second quarter of 2023 to $21.8 million for the second quarter of 2024:

Gross profit for the quarter ended July 1, 2023	$18,629
Higher sales and production volumes for beverages, broths and fruit snacks, together with lower commodity costs for certain raw materials	4,512
Decrease in start-up costs related to capital expansion projects	2,070
Direct costs, net of expected insurance recoveries, related to the voluntary withdrawal of specific batches of aseptically-packaged product that may have the potential for non-pathogenic microbial contamination	(2,145)
Incremental depreciation related to capital expansion projects	(1,218)
Gross profit for the quarter ended June 29, 2024	$21,848

Operating Income

The table below explains the $1.4 million increase in operating income from $1.2 million for the second quarter of 2023 to $2.6 million for the second quarter of 2024:

Operating income for the quarter ended July 1, 2023	$1,196
Increase in gross profit, as explained above	$3,219
Higher employee variable compensation accruals based on performance, together with an unrealized foreign exchange loss of $0.8 million on peso-denominated restricted cash held in Mexico, partially offset by lower business development costs following the divestiture of Frozen Fruit	(1,389)
Higher stock-based compensation expense, mainly due to the earlier timing of annual equity grants under our incentive plans	(414)
Operating income for the quarter ended June 29, 2024	$2,612

SUNOPTA INC.	26	June 29, 2024 Form 10-Q

Consolidated Results of Operations for the Two Quarters Ended June 29, 2024 and July 1, 2023

	June 29, 2024	July 1, 2023	Change	Change
For the two quarters ended	$	$	$	%

Revenues	353,843	296,132	57,711	19.5%
Cost of goods sold	300,248	253,424	46,824	18.5%

Gross profit	53,595	42,708	10,887	25.5%

Gross margin(1)	15.1%	14.4%		0.7%

Operating expenses
Selling, general and administrative expenses	40,772	40,026	746	1.9%
Intangible asset amortization	892	892	-	0.0%
Other income, net	(2,104)	(20)	(2,084)	*
Foreign exchange loss	1,259	81	1,178	*
Total operating expenses	40,819	40,979	(160)	-0.4%

Operating income	12,776	1,729	11,047	638.9%

Interest expense, net	12,460	12,229	231	1.9%

Earnings (loss) from continuing operations before income taxes	316	(10,500)	10,816	*
Income tax expense	260	3,978	(3,718)	-93.5%

Earnings (loss) from continuing operations	56	(14,478)	14,534	*
Loss from discontinued operations	(2,314)	(2,983)	669	22.4%

Net loss(2),(3)	(2,258)	(17,461)	15,203	87.1%
Dividends and accretion on preferred stock	(264)	(1,126)	862	76.6%

Loss attributable to common shareholders(4)	(2,522)	(18,587)	16,065	86.4%

* Percentage not meaningful

(1)  The following table presents a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended June 29, 2024 and July 1, 2023" table regarding the use of this non-GAAP measure).

For the two quarters ended	June 29, 2024	July 1, 2023
Reported gross margin	15.1%	14.4%
Start-up costs(a)	1.2%	3.9%
Product withdrawal costs(b)	0.6%	-
Adjusted gross margin	16.9%	18.3%

(a)  For the first two quarters of 2024, start-up costs of $4.1 million recorded in costs of goods sold include haul-off charges for excess wastewater produced at our plant-based beverage facility in Midlothian, Texas, as we continue to scale up production, together with start-up costs for a new high-speed edge line and short-term incremental investments to accelerate process improvements. In addition, start-up costs for the first two quarters of 2024, include the ramp-up of oat-base extraction operations at our Modesto, California, facility. For the first two quarters of 2023, start-up costs of $11.6 million included in cost of goods sold mainly related to the initial ramp-up of production at our Midlothian, Texas, facility, and the addition of a high-speed packaging line at our fruit snacks facility in Omak, Washington.

(b)  In the second quarter of 2024, we conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. For the second quarter of 2024, we recognized direct costs related to the withdrawal of $2.1 million, net of expected insurance recoveries, which included finished goods inventory write-offs, product return and logistic costs, and costs related to investigative and remedial actions taken in response to the withdrawal, which corrective actions have been completed. These charges are incremental to our normal course reserves and have had a significant unfavorable impact on our reported gross profit and gross margin for the first two quarters of 2024.

SUNOPTA INC.	27	June 29, 2024 Form 10-Q

(2)  The following table presents a reconciliation of adjusted earnings from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended June 29, 2024 and July 1, 2023" table regarding the use of this non-GAAP measure).

	June 29, 2024		July 1, 2023
		Per Share		Per Share
For the two quarters ended	$	$	$	$

Earnings (loss) from continuing operations	56		(14,478)
Dividends and accretion on preferred stock	(264)		(1,126)
Loss from continuing operations attributable to common
shareholders	(208)	(0.00)	(15,604)	(0.14)
Adjusted for:
Start-up costs(a)	4,101		13,122
Product withdrawal costs(b)	2,145		-
Unrealized foreign exchange loss on restricted cash(c)	838		-
Business development costs(d)	-		1,462
Gain on sale of smoothie bowls product line(e)	(1,800)		-
Other(f)	(304)		(20)
Change in valuation allowance for deferred tax assets(g)	-		3,978
Adjusted earnings from continuing operations	4,772	0.04	2,938	0.03

(a)  Refer to footnote (1)(a) above for a description of start-up costs included in cost of goods sold. Additionally, for the first two quarters of 2023, start-up costs included $1.5 million of professional fees related to productivity initiatives, which are recorded in SG&A expenses.

(b)  Refer to footnote (1)(b) above for a description of product withdrawal costs included in cost of goods sold.

(c)  For the first two quarters of 2024, reflects an unrealized foreign exchange loss associated with peso-denominated bank accounts in Mexico that were retained following the divestiture of Frozen Fruit. These accounts are currently subject to a judicial hold in connection with a litigation matter.

(d)  For the first two quarters of 2023, business development costs related to the divestiture of Frozen Fruit and are recorded in SG&A expenses.

(e)  For the first two quarters of 2024, reflects the pre-tax gain on sale of the smoothie bowls product line, which is recorded in other income.

(f)  For the first two quarters of 2024, other reflects gains on the settlement of certain legal matters.

(g)  For the first two quarters of 2023, reflects an increase to the valuation allowance for U.S. deferred tax assets based on an assessment of the future realizability of the related tax benefits.

(3)  The following table presents a reconciliation of adjusted EBITDA from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended June 29, 2024 and July 1, 2023" table regarding the use of this non-GAAP measure).

SUNOPTA INC.	28	June 29, 2024 Form 10-Q

	June 29, 2024	July 1, 2023
For the two quarters ended	$	$
Earnings (loss) from continuing operations	56	(14,478)
Income tax expense	260	3,978
Interest expense, net	12,460	12,229
Depreciation and amortization	17,686	14,890
Stock-based compensation	7,742	5,921
Adjusted for:
Start-up costs(a)	4,101	13,122
Product withdrawal costs(b)	2,145	-
Unrealized foreign exchange loss on restricted cash(c)	838	-
Business development costs(d)	-	1,462
Gain on sale of smoothie bowls product line(e)	(1,800)	-
Other(f)	(304)	(20)
Adjusted EBITDA from continuing operations	43,184	37,104

(a)-(f) Refer to footnote (2) above.

(4)  Refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended June 29, 2024 and July 1, 2023" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the two quarters ended June 29, 2024 increased by 19.5% to $353.8 million from $296.1 million for the two quarters ended July 1, 2023. The change in revenues from the first two quarters of 2023 to the first two quarters of 2024 was due to the following:

	$	%
2023 revenues	296,132
Volume/Mix	74,358	25.1%
Price	(13,201)	-4.5%
Exit from smoothie bowls	(3,446)	-1.2%
2024 revenues	353,843	19.5%

Note: percentages may not add due to rounding

For the two quarters ended June 29, 2024, the 19.5% increase in revenues reflected a favorable volume/mix impact of 25.1%, partially offset by a 4.5% overall price reduction due to the pass-through of lower commodity costs for certain raw materials, together with a 1.2% revenue loss related to our exit from the smoothie bowls category in March 2024. The favorable volume/mix reflected sales volume growth for teas, protein shakes, broths, plant-based beverages, and fruit snacks.

Gross profit increased $10.9 million, or 25.5%, to $53.6 million for the two quarters ended June 29, 2024, compared with $42.7 million for the two quarters ended July 1, 2023. Gross margin for the two quarters ended June 29, 2024 was 15.1% compared to 14.4% for the two quarters ended July 1, 2023, an increase of 70 basis points.

For the first two quarters of 2024, we incurred start-up costs included in cost of goods sold of $4.1 million (1.2% gross margin impact), compared with start-up costs of $11.6 million (3.9% gross margin impact) for the first two quarters of 2023. Start-up costs for the first two quarters of 2024, were mainly related to haul-off charges for excess wastewater produced at our plant-based beverage facility in Midlothian, Texas, as we continue to scale up production, together with start-up costs for our new high-speed edge line and short-term incremental investments to accelerate process improvements. In addition, in the second quarter of 2024, we incurred product withdrawal costs of $2.1 million (0.6% gross margin impact), net of expected insurance recoveries, related to our voluntary withdrawal of certain batches of aseptically-packaged products that may have the potential for non-pathogenic microbial contamination. Excluding the impact of start-up and product withdrawal costs, adjusted gross margin for the two quarters ended June 29, 2024 was 16.9% compared to 18.3% for the two quarters ended July 1, 2023, a decrease of 140 basis points. See footnote (1) to the "Consolidated Results of Operations for the Two Quarters Ended June 29, 2024 and July 1, 2023" table for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

SUNOPTA INC.	29	June 29, 2024 Form 10-Q

The 140-basis point decrease in adjusted gross margin reflected the impact of incremental depreciation of new production equipment related to capital expansion projects completed in 2023 ($2.9 million or 0.8% gross margin impact), together with manufacturing inefficiencies resulting from the excess wastewater and product withdrawal issues, and higher inventory reserves, partially offset by higher sales and production volumes for beverages, broths and fruit snacks driving improved plant utilization.

Operating income increased $11.1 million to $12.8 million for the two quarters ended June 29, 2024, compared with $1.7 million for the two quarters ended July 1, 2023. The increase in operating income reflected higher gross profit, as described above, together with a gain on sale of the smoothie bowls product line of $1.8 million and lower business development costs following the divestiture of Frozen Fruit. These factors were partially offset by higher employee compensation costs, together with higher stock-based compensation expense due to the timing of our annual incentive plan grants and the accelerated vesting of certain previously granted awards in connection with the retirement of our former Chief Executive Officer ("CEO"). In additional, in the first two quarters of 2024, we recognized an unrealized foreign exchange loss of $0.8 million on peso-denominated restricted cash held in Mexico.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense increased by $0.3 million to $12.5 million for the two quarters ended June 29, 2024, compared with $12.2 million for the two quarters ended July 1, 2023, which reflected the impact of higher market interest rates, partially offset by lower average outstanding debt in the first two quarters of 2024 following the divestiture of Frozen Fruit.

Income taxes were recognized at an effective rate of 82.3% for the two quarters ended June 29, 2024, compared with (37.9)% recognized for the two quarters ended July 1, 2023. The change in the effective tax rate was primarily driven by the recognition of a full valuation allowance against U.S. deferred tax assets in excess of deferred tax liabilities beginning in the second quarter of 2023.

Earnings from continuing operations for the two quarters ended June 29, 2024 were $0.1 million, compared with a loss of $14.5 million for the two quarters ended July 1, 2023. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.00 for the two quarters ended June 29, 2024, compared with a diluted loss per share of $0.14 for the two quarters ended July 1, 2023.

We recognized a loss from discontinued operations related to Frozen Fruit of $2.3 million (diluted loss per share of $0.02) for the two quarters ended June 29, 2024, compared with a loss of $3.0 million (diluted loss per share of $0.03) for the two quarters ended July 1, 2023. Refer to note 2 to the unaudited consolidated financial statements included in this report for additional details.

We realized loss attributable to common shareholders of $2.5 million (diluted loss per share of $0.02) for the two quarters ended June 29, 2024, compared with a loss attributable to common shareholders of $18.6 million (diluted loss per share of $0.16) for the two quarters ended July 1, 2023.

Adjusted earnings from continuing operations for the two quarters ended June 29, 2024 were $4.8 million, or $0.04 earnings per diluted share, compared with adjusted earnings from continuing operations of $2.9 million, or $0.03 earnings per diluted share, for the two quarters ended July 1, 2023.

Adjusted EBITDA from continuing operations increased $6.1 million, or 16.4%, for the two quarters ended June 29, 2024 to $43.2 million, compared with $37.1 million for the two quarters ended July 1, 2023.

Adjusted earnings from continuing operations and adjusted EBITDA from continuing operations are non-GAAP financial measures. See footnotes (2) and (3) to the "Consolidated Results of Operations for the Two Quarters Ended June 29, 2024 and July 1, 2023" table for a reconciliation of adjusted earnings from continuing operations and adjusted EBITDA from continuing operations from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	30	June 29, 2024 Form 10-Q

Rollforward of Revenue, Gross Profit and Operating Income

For the two quarters ended	June 29, 2024	July 1, 2023	Change	% Change

Revenues	$353,843	$296,132	$57,711	19.5%
Gross profit	53,595	42,708	10,887	25.5%
Gross margin	15.1%	14.4%		0.7%

Operating income	$12,776	$1,729	$11,047	638.9%
Operating margin	3.6%	0.6%		3.0%

Revenues

The table below explains the $57.7 million increase in revenues from $296.1 million for the first two quarters of 2023 to $353.8 million for the first two quarters of 2024:

Revenues for the two quarters ended July 1, 2023	$296,132
Sales volume growth for teas, protein shakes, broths, and plant-based beverages, partially offset by the impact of lower pass-through pricing to customers due to lower costs for certain raw materials	48,351
Sales volume growth for fruit snacks due to the addition of new production and packaging capacity in 2023 to meet unfilled demand	12,806
Impact of the exit from the smoothie bowls category in March 2024	(3,446)
Revenues for the two quarters ended June 29, 2024	$353,843

Gross Profit

The table below explains the $10.9 million increase in gross profit of from $42.7 million for the first two quarters of 2023 to $53.6 million for the first two quarters of 2024:

Gross profit for the two quarters ended July 1, 2023	$42,708
Higher sales and production volumes for beverages, broths and fruit snacks, together with lower commodity costs for certain raw materials, partially offset by higher inventory reserves	8,421
Decrease in start-up costs related to capital expansion projects	7,497
Incremental depreciation related to capital expansion projects	(2,886)
Direct costs, net of expected insurance recoveries, related to the voluntary withdrawal of specific batches of aseptically-packaged product that may have the potential for non-pathogenic microbial contamination	(2,145)
Gross profit for the two quarters ended June 29, 2024	$53,595

SUNOPTA INC.	31	June 29, 2024 Form 10-Q

Operating Income

The table below explains the $11.1 million increase in operating income from $1.7 million for the first two quarters of 2023 to $12.8 million for the first two quarters of 2024:

Operating income for the two quarters ended July 1, 2023	$1,729
Increase in gross profit, as explained above	$10,887
Gain on sale of the smoothie bowls product line, together with lower business development costs following the divestiture of Frozen Fruit, partially offset by an unrealized foreign exchange loss of $0.8 million on peso-denominated restricted cash held in Mexico and higher employee compensation costs	1,981
Higher stock-based compensation expense, due to the accelerated vesting of certain previously granted awards in connection with the retirement of our former CEO, together with the earlier timing of annual equity grants under our incentive plans	(1,821)
Operating income for the two quarters ended June 29, 2024	$12,776

Liquidity and Capital Resources

On December 8, 2023, we entered into a five-year Credit Agreement providing for a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and an $85.0 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Credit Facilities"). As at June 29, 2024, $175.5 million remained outstanding under the Term Loan Credit Facility and we had utilized $64.0 million of the $85 million Revolving Credit Facility, including $5.9 million in letters of credit. For more information on our Credit Facilities, see note 7 to the unaudited consolidated financial statements included in this report.

In connection with our efforts to extend payment terms with our major suppliers to enhance cash flows, we are financing certain purchases of goods and services through extended payables facilities, by which third-party intermediaries settle the supplier invoice on the contractual due date and issue us a short-term note payable for the face amount of the invoice, which we repay, together with interest, at a later date. As at June 29, 2024 and December 30, 2023, we had $16.4 million and $17.6 million principal amount outstanding under these facilities, respectively. With the flexibility provided by our Credit Facilities, our intention is to reduce our usage of these facilities in 2024 and to settle all remaining outstanding notes payable. Proceeds from, and repayments of, the notes payable associated with these facilities are reported as financing cash flows on our consolidated statements of cash flows.

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

On April 17, 2024, we eliminated the dividend rights attached to the shares of Series B-1 Preferred Stock of our subsidiary, SunOpta Foods Inc., effective from and after December 31, 2023 (see note 8 to the unaudited consolidated financial statements included in this report.). The elimination of the cumulative dividend of 8.0% per year will result in annual savings of $1.2 million.

For the two quarters ended June 29, 2024, we incurred capital expenditures of $17.3 million. For fiscal 2024, we estimate total capital expenditures of approximately $15 million for discretionary investments in growth and productivity projects, and approximately $15 million to $20 million of non-discretionary maintenance projects. We are funding our capital expenditures using operating cash flows and borrowings under our Revolving Credit Facility. In addition, in the second quarter of 2024, we added $25.7 million of finance lease right-of-use assets related to the expansion of our ingredient extraction operations at our Modesto, California, facility.

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

SUNOPTA INC.	32	June 29, 2024 Form 10-Q

Cash Flows

Summarized cash flow information for the two quarters ended June 29, 2024 and July 1, 2023 is as follows:

	For the two quarters ended
	June 29, 2024	July 1, 2023	Change
	$	$	$
Net cash flows provided by (used in):
Continuing operations:
Operating activities	2,013	17,468	(15,455)
Investing activities	(13,923)	(32,556)	18,633
Financing activities	10,583	15,088	(4,505)
Discontinued operations	3,990	302	3,688

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations decreased $15.5 million from the first two quarters of 2023 to the first two quarters of 2024. The decrease in cash provided mainly reflected the timing of payables and a pre-season build of broth inventories, together with unrecovered product withdrawal costs, partially offset by improved profitability, driven by revenue volume growth and lower start-up costs related to our Midlothian, Texas, facility.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations decreased $18.6 million from the first two quarters of 2023 to the first two quarters of 2024, which mainly reflected lower capital expenditures related to the completion of certain major capital projects in 2023, including the construction of our new plant-based beverage facility in Midlothian, Texas. In addition, in the first two quarters of 2024, we received cash proceeds of $3.3 million from the sale of the smoothie bowls product line.

Financing Activities of Continuing Operations

Cash provided by financing activities of continuing operations was $10.6 million for the first two quarters of 2024, which reflected higher borrowings under our Revolving Credit Facility to fund changes in working capital and capital expenditures, partially offset by repayments of long-term debt related to completed capital projects. Cash provided by financing activities of continuing operations was $15.1 million for the first two quarters of 2023, which reflected net proceeds from notes payable in connection with our extended payables facilities, partially offset by the payment of withholding taxes on employee stock-based awards.

Discontinued Operations

Net cash provided by discontinued operations of $4.0 million for the first two quarters of 2024, reflected proceeds of $6.3 million from the remaining short-term note receivable related to the Frozen Fruit divestiture, partially offset by the settlement of pre-divestiture obligations.

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

SUNOPTA INC.	33	June 29, 2024 Form 10-Q

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 29, 2024.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended June 29, 2024. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	34	June 29, 2024 Form 10-Q

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

Item 5. Other Information

During the quarter ended June 29, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are included as part of this report.

Exhibit	Description

4.1	Third Amended and Restated Certificate of Incorporation of SunOpta Foods, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 18, 2024).

10.1	Amending Agreement between Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., OCM SunOpta Trustee LLC, SunOpta Inc. and SunOpta Foods Inc., dated as of April 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2024).

31.1*	Certification by Brian Kocher, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Greg Gaba, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Brian Kocher, Chief Executive Officer, and Greg Gaba, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SUNOPTA INC.	35	June 29, 2024 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 7, 2024	/s/ Greg Gaba
Greg Gaba
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	36	June 29, 2024 Form 10-Q