Form 10-Q
period 2024-09-28
SunOpta Inc.
filed 2024-11-05
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

The number of the registrant's common shares outstanding as of October 31, 2024 was 116,923,545.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended September 28, 2024

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

SUNOPTA INC.	3	September 28, 2024 Form 10-Q

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

SUNOPTA INC.	4	September 28, 2024 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and three quarters ended September 28, 2024 and September 30, 2023
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 28,	September 30,	September 28,	September 30,
	2024	2023	2024	2023
	$	$	$	$

Revenues (note 15)	176,216	152,541	530,059	448,673
Cost of goods sold	152,632	132,273	452,880	385,697

Gross profit	23,584	20,268	77,179	62,976
Selling, general and administrative expenses	21,052	18,377	61,824	58,403
Intangible asset amortization	446	446	1,338	1,338
Other expense (income), net	450	-	(1,654)	(20)
Foreign exchange loss (gain)	113	(37)	1,372	44

Operating income	1,523	1,482	14,299	3,211
Interest expense, net	6,762	7,162	19,222	19,391
Other non-operating expense	236	-	236	-

Loss from continuing operations before income taxes	(5,475)	(5,680)	(5,159)	(16,180)
Income tax expense (note 11)	23	-	283	3,978

Loss from continuing operations	(5,498)	(5,680)	(5,442)	(20,158)
Net loss from discontinued operations (note 2)	-	(140,143)	(2,314)	(143,126)

Net loss	(5,498)	(145,823)	(7,756)	(163,284)
Dividends and accretion on preferred stock	(137)	(426)	(401)	(1,552)

Loss attributable to common shareholders	(5,635)	(146,249)	(8,157)	(164,836)

Basic and diluted loss per share (note 12)
Loss from continuing operations attributable to common shareholders	(0.05)	(0.05)	(0.05)	(0.19)
Loss from discontinued operations	-	(1.21)	(0.02)	(1.26)
Loss attributable to common shareholders	(0.05)	(1.26)	(0.07)	(1.45)

Weighted-average common shares outstanding (000s) (note 12)
Basic	116,841	115,616	116,504	113,700
Diluted	116,841	115,616	116,504	113,700

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	September 28, 2024 Form 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at September 28, 2024 and December 30, 2023
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	September 28, 2024	December 30, 2023
	$	$

ASSETS
Current assets
Cash and cash equivalents	2,933	306
Accounts receivable, net of allowance for credit losses of $137 and $303, respectively	63,163	64,862
Inventories (note 5)	107,001	83,215
Prepaid expenses and other current assets	15,845	25,235
Income taxes recoverable	3,980	4,717
Current assets held for sale (note 2)	-	5,910
Total current assets	192,922	184,245

Restricted cash (note 6)	7,703	8,448
Property, plant and equipment, net	339,651	319,898
Operating lease right-of-use assets	107,115	105,919
Intangible assets, net	20,523	21,861
Goodwill	3,998	3,998
Deferred income taxes	52	-
Other assets	27,362	25,055
Total assets	699,326	669,424

LIABILITIES
Current liabilities
Accounts payable	82,835	75,761
Accrued liabilities	19,176	20,889
Notes payable (note 7)	12,991	17,596
Current portion of long-term debt (note 8)	29,796	24,346
Current portion of operating lease liabilities	16,605	15,808
Total current liabilities	161,403	154,400

Long-term debt (note 8)	260,130	238,883
Operating lease liabilities	101,306	100,102
Deferred income taxes	325	505
Total liabilities	523,164	493,890

Series B-1 Preferred Stock (note 9)	14,910	14,509

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 116,881,836 shares issued (December 30, 2023 - 115,953,287)	470,248	464,169
Additional paid-in capital	29,839	27,534
Accumulated deficit	(340,844)	(332,687)
Accumulated other comprehensive income	2,009	2,009
Total shareholders' equity	161,252	161,025
Total liabilities and shareholders' equity	699,326	669,424

Commitments and contingencies (note 14)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	September 28, 2024 Form 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended September 28, 2024 and September 30, 2023
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at June 29, 2024	116,796	469,719	27,816	(335,209)	2,009	164,335
Employee stock purchase plan	19	99	-	-	-	99
Stock incentive plan	67	430	(359)	-	-	71
Withholding taxes on stock-based awards	-	-	(145)	-	-	(145)
Stock-based compensation	-	-	2,527	-	-	2,527
Net loss	-	-	-	(5,498)	-	(5,498)
Accretion on preferred stock	-	-	-	(137)	-	(137)
Balance at September 28, 2024	116,882	470,248	29,839	(340,844)	2,009	161,252

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at July 1, 2023	115,580	462,290	22,715	(174,275)	1,363	312,093
Share issuance costs	-	(68)	-	-	-	(68)
Employee stock purchase plan	42	154	-	-	-	154
Stock incentive plan	29	254	(153)	-	-	101
Withholding taxes on stock-based awards	-	-	(114)	-	-	(114)
Stock-based compensation	-	-	3,068	-	-	3,068
Net loss	-	-	-	(145,823)	-	(145,823)
Dividends on preferred stock	-	-	-	(305)	-	(305)
Accretion on preferred stock	-	-	-	(121)	-	(121)
Balance at September 30, 2023	115,651	462,630	25,516	(320,524)	1,363	168,985

SUNOPTA INC.	7	September 28, 2024 Form 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity (continued)
As at and for the three quarters ended September 28, 2024 and September 30, 2023
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at December 30, 2023	115,953	464,169	27,534	(332,687)	2,009	161,025
Employee stock purchase plan	68	342	-	-	-	342
Stock incentive plan	861	5,737	(5,160)	-	-	577
Withholding taxes on stock-based awards	-	-	(2,804)	-	-	(2,804)
Stock-based compensation	-	-	10,269	-	-	10,269
Net loss	-	-	-	(7,756)	-	(7,756)
Accretion on preferred stock	-	-	-	(401)	-	(401)
Balance at September 28, 2024	116,882	470,248	29,839	(340,844)	2,009	161,252

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at December 31, 2022	107,910	440,348	33,184	(155,688)	1,363	319,207
Exchange of Series B-1 Preferred Stock, net of share issuance costs of $191	6,089	13,915	-	-	-	13,915
Employee stock purchase plan	92	463	-	-	-	463
Stock incentive plan	1,560	7,904	(7,536)	-	-	368
Withholding taxes on stock-based awards	-	-	(9,121)	-	-	(9,121)
Stock-based compensation	-	-	8,989	-	-	8,989
Net loss	-	-	-	(163,284)	-	(163,284)
Dividends on preferred stock	-	-	-	(1,123)	-	(1,123)
Accretion on preferred stock	-	-	-	(429)	-	(429)
Balance at September 30, 2023	115,651	462,630	25,516	(320,524)	1,363	168,985

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	September 28, 2024 Form 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the three quarters ended September 28, 2024 and September 30, 2023
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Three quarters ended
	September 28, 2024	September 30, 2023
	$	$

CASH PROVIDED BY (USED IN)
Operating activities
Net loss	(7,756)	(163,284)
Net loss from discontinued operations	(2,314)	(143,126)
Loss from continuing operations	(5,442)	(20,158)
Items not affecting cash:
Depreciation and amortization	27,005	22,873
Amortization of debt issuance costs	686	1,093
Deferred income taxes	(105)	4,260
Stock-based compensation	10,269	8,989
Gain on sale of smoothie bowls product line (note 3)	(1,800)	-
Other	(249)	410
Changes in operating assets and liabilities, net of divestitures (note 13)	(11,143)	(25,852)
Net cash provided by (used in) operating activities of continuing operations	19,221	(8,385)
Net cash provided by (used in) operating activities of discontinued operations	(2,310)	18,798
Net cash provided by operating activities	16,911	10,413

Investing activities
Additions to property, plant and equipment	(22,800)	(37,272)
Proceeds from sale of smoothie bowls product line (note 3)	6,336	-
Net cash used in investing activities of continuing operations	(16,464)	(37,272)
Net cash provided by (used in) investing activities of discontinued operations	6,300	(1,085)
Net cash used in investing activities	(10,164)	(38,357)

Financing activities
Increase in borrowings under revolving credit facilities	18,350	22,718
Repayment of long-term debt	(17,565)	(31,435)
Borrowings of long-term debt	1,145	19,840
Proceeds from notes payable (note 7)	99,270	77,602
Repayment of notes payable (note 7)	(103,875)	(33,156)
Proceeds from the exercise of stock options and employee share purchases	919	831
Payment of withholding taxes on stock-based awards	(2,804)	(9,121)
Payment of cash dividends on preferred stock	(305)	(1,427)
Payment of share issuance costs	-	(191)
Net cash provided by (used in) financing activities of continuing operations	(4,865)	45,661
Net cash used in financing activities of discontinued operations	-	(14,852)
Net cash provided by (used in) financing activities	(4,865)	30,809
Increase in cash, cash equivalents and restricted cash in the period	1,882	2,865
Cash, cash equivalents and restricted cash, beginning of the period	8,754	679
Cash, cash equivalents and restricted cash, end of the period	10,636	3,544

Non-cash investing and financing activities (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	September 28, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 28, 2024 and September 30, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the interim periods presented have been included, and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended September 28, 2024 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 28, 2024 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 30, 2023. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2023.

Reclassification

Commencing in the third quarter of 2024, the Company is reporting accrued liabilities as a separate line on the consolidated balance sheet, rather than combined with accounts payable. Accrued liabilities as at December 30, 2023, have been reclassified from the previously reported accounts payable and accrued liabilities line item to conform to the current period presentation.

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

SUNOPTA INC.	10	September 28, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 28, 2024 and September 30, 2023

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

2. Discontinued Operations

Divestiture of Frozen Fruit

On October 12, 2023 (the "Closing Date"), the Company, together with its subsidiaries Sunrise Growers, Inc. ("Sunrise Growers"), Sunrise Growers Mexico, S. de R.L. de C.V. ("Sunrise Mexico") and SunOpta Mx, S.A. de C.V. ("SunOpta Mexico"), completed the sale of certain assets and liabilities of its frozen fruit business ("Frozen Fruit") pursuant to the terms of an Asset Purchase Agreement ("APA") with Natures Touch Mexico, S. de R.L. de C.V. and Nature's Touch Frozen Fruits, LLC (the "Purchasers"). At the Closing Date, the estimated aggregate purchase price comprised cash consideration of $95.3 million; a short-term note receivable of $10.5 million, which was paid in five consecutive monthly installments of $2.1 million beginning 30 days following the Closing Date; secured seller promissory notes due in three years and with stated principal amounts of $15.0 million entered into by Sunrise Growers and $5.0 million entered into by SunOpta Mexico (the "Seller Promissory Notes"); and the assumption by the Purchasers of $15.7 million of accounts payable and accrued liabilities of Frozen Fruit.

The estimated aggregate purchase price is subject to post-closing adjustments based on a determination of the final net working capital and resulting aggregate purchase price as of the Closing Date (the "Closing Statement"), with adjustments to the aggregate purchase price determined on a separate and individual basis for each of Sunrise Growers, Sunrise Mexico and SunOpta Mexico. Any downward adjustment will be deducted from the principal amount of the Seller Promissory Notes entered into by Sunrise Growers and/or SunOpta Mexico, as the case may be, in an amount up to $5.0 million in the aggregate, with any additional downward adjustment payable by the Company to the Purchasers in cash. The portion of any upward adjustment in the aggregate purchase price not paid to the Company by the Purchasers in cash will be added to the principal amount of the Seller Promissory Notes entered into by Sunrise Growers and/or SunOpta Mexico, as applicable. As at September 28, 2024 and December 30, 2023, the Company recorded a $0.5 million net receivable from the Purchasers based on the Company's estimate of the final net working capital and post-closing adjustments, which is included in other current assets on the consolidated balance sheets. However, this estimate may be subject to change, which could be material, as the parties are currently in the process of reconciling the final aggregate purchase price, including the resolution of certain disputed items in accordance with the procedures set forth in the APA.

The Seller Promissory Notes bear interest at a rate per annum equal to the Secured Overnight Financing Rate ("SOFR"), determined quarterly in advance, plus a margin of 4.00% for the first year and 7.00% for the second and third years. Interest is payable quarterly in-kind. The Seller Promissory Notes mature on October 12, 2026, and outstanding principal and accrued and unpaid interest is payable on the maturity date. As at September 28, 2024 and December 30, 2023, the principal amount of the Seller Promissory Notes of $20.0 million, together with paid in kind interest of $1.4 million and $0.3 million, respectively, was recorded in other long-term assets on the consolidated balance sheets. As described above, the final principal amount of the Sellers Promissory Notes may change as a result of any upward or downward adjustment to the aggregate purchase price in connection with the resolution of the Closing Statement. As at September 28, 2024 and December 30, 2023, the Company had not recorded any allowance for credit losses related to the Seller Promissory Notes. The Seller Promissory Notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers.

SUNOPTA INC.	11	September 28, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 28, 2024 and September 30, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The table below presents the major components of the results of discontinued operations reported in the consolidated statement of operations for the quarters and three quarters ended September 28, 2024 and September 30, 2023.

	Quarter ended		Three quarters ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	$	$	$	$
Revenues	-	58,614	-	194,171
Cost of goods sold(1)	-	68,760	553	202,443
Selling, general and administrative expenses(2)	-	2,370	621	7,347
Intangible asset amortization	-	2,000	-	6,000
Other expense, net(3)	-	5,885	427	5,713
Foreign exchange loss (gain)	-	912	(101)	(3,757)
Interest expense	-	840	23	1,392
Loss before loss on divestiture	-	(22,153)	(1,523)	(24,967)
Pre-tax loss on divestiture	-	(118,795)	-	(118,795)
Loss from discontinued operations before income taxes	-	(140,948)	(1,523)	(143,762)
Income tax expense (benefit)(4)	-	(805)	791	(636)
Net loss from discontinued operations	-	(140,143)	(2,314)	(143,126)

(1)  For the three quarters ended September 28, 2024, cost of goods sold reflects the write down in the carrying value of the frozen fruit inventory that was not acquired by the Purchasers to its estimated net realizable value. Prior to the third quarter of 2024, the Company completed the disposal of the $5.9 million of frozen fruit inventory held-for-sale as at December 30, 2023.

(2)  For the three quarters ended September 28, 2024, selling, general and administrative expenses include additional severance costs for former employees of Frozen Fruit not ultimately retained by the Purchasers, as well as the true-up of pre-divestiture profit-sharing bonuses payable to certain Mexican employees of Frozen Fruit.

(3)  For the three quarters ended September 28, 2024, other expense mainly related to an additional self-insured retention amount paid by the Company in connection with the settlement of certain claims related to the recall of specific frozen fruit products initiated in the second quarter of 2023 (see note 14), partially offset by gains on the settlement of certain pre-existing legal matters related to Frozen Fruit.

(4)  For the three quarters ended September 28, 2024, income tax expense reflects the final determination of the tax bases for the net assets of Frozen Fruit divested in Mexico.

3. Sale of Assets

On March 4, 2024, the Company completed the sale of the net assets related to its smoothie bowls product line, including inventories and equipment, for a cash purchase price of $6.3 million. The Company recognized a pre-tax gain on sale of $1.8 million, which is recorded in other income of continuing operations on the consolidated statement of operations for the three quarters ended September 28, 2024.

4. Receivables Sales Program

On August 28, 2024, the Company entered into a Master Receivables Purchase Agreement (the "Agreement") with a third-party financial institution (the "Purchaser"), for the sale of designated trade receivables of certain eligible customers in exchange for cash proceeds (the "Receivables Sales Program"). Under the Receivables Sales Program, the maximum aggregate amount of outstanding receivables that can be sold to the Purchaser at any time is $30.0 million. The Agreement may be terminated by the Purchaser at any time with 30 days' notice.

SUNOPTA INC.	12	September 28, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 28, 2024 and September 30, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The receivables sold under the Receivables Sales Program are without recourse to the Company for any customer credit risk. The Company does not retain any ongoing financial interest in the receivables sold under the Receivables Sales Program other than cash collection and administrative services. The Company has not recognized any servicing asset or liability as at September 28, 2024, as the fair values of the servicing arrangement and the fees earned are not considered material to the consolidated financial statements.

Receivables sold under the Receivables Sales Program are accounted for as sales of financial assets. The sold receivables are derecognized from accounts receivable on the Company's consolidated balance sheet at the time of sale to the Purchaser. The loss on sale of the sold receivables, representing the discount taken by the Purchaser, together with upfront transaction costs incurred by the Company in connection with the Agreement, amounted to $0.2 million for the period from August 28, 2024 to September 28, 2024, which is included in other non-operating expense on the consolidated statements of operations for the quarter and three quarters ended September 28, 2024. Cash proceeds received from the Purchaser are classified as an operating activity in the consolidated statements of cash flows.

The following table summarizes activity related to the Receivables Sales Program:

Quarter ended
September 28, 2024
$
Opening receivables balance sold to the Purchaser	-
Sale of receivables	19,999
Cash collected and remitted to the Purchaser	-
Closing receivables balance sold to the Purchaser(1)	19,999
Cash collected and not remitted to the Purchaser(2)	(11,102)
Outstanding receivables sold	8,897

(1)  For the quarter ended September 28, 2024, the Company recorded an increase of $20.0 million to cash flows from operating activities of continuing operations from receivables sold under the Receivables Sales Program, which is reflected in the consolidated statement of cash flows for the three quarters ended September 28, 2024.

(2)  Cash collected from customers on behalf of but not yet remitted to the Purchaser is included in accounts payable on the consolidated balance sheet as at September 28, 2024, with changes in such obligations reflected as operating activities in the consolidated statements of cash flows. There are no restrictions under the Agreement on the Company's use of the cash collected prior to the time it is due to be remitted to the Purchaser.

5. Inventories

	September 28, 2024	December 30, 2023
	$	$
Raw materials and work-in-process	61,532	52,419
Finished goods	49,967	37,606
Inventory reserves	(4,498)	(6,810)
	107,001	83,215

SUNOPTA INC.	13	September 28, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 28, 2024 and September 30, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

6. Restricted Cash

Restricted cash relates to certain bank accounts in Mexico that were retained following the divestiture of Frozen Fruit, which are subject to a judicial hold in connection with a litigation matter. Restricted cash has been classified as non-current on the consolidated balance sheets as at September 28, 2024 and December 30, 2023, as the Company cannot predict the timing of when this matter may be resolved.

7. Notes Payable

The Company finances certain purchases of trade goods and services through third-party extended payables facilities. Under these facilities, third-party intermediaries advance the amount of the scheduled payment to the supplier based on the invoice due date and issue a short-term note payable to the Company for the face amount of the supplier invoice. Interest accrues on the note payable from the contractual payment date of the supplier invoice to the extended due date of the note payable, as specified by the negotiated terms of each facility. The Company does not maintain any form of security with the third-party intermediaries. As at September 28, 2024 and December 30, 2023, the Company had outstanding principal payment obligations to the third-party intermediaries of $13.0 million and $17.6 million in the aggregate, respectively, which is recorded as notes payable on the Company's consolidated balance sheets. Proceeds from, and repayments of the notes payable associated with, these facilities are reported as financing cash flows on the Company's consolidated statements of cash flows.

8. Long-Term Debt

	September 28, 2024	December 30, 2023
	$	$
Term loan facility	175,500	180,000
Revolving credit facility	50,100	31,751
Less: Unamortized debt issuance costs	(977)	(1,152)
Total credit facilities	224,623	210,599
Finance lease liabilities	65,303	52,630
Total debt	289,926	263,229
Less: current portion	29,796	24,346
Total long-term debt	260,130	238,883

Credit Facilities

On December 8, 2023, the Company entered into a five-year Credit Agreement (the "Credit Agreement") providing for (i) a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and (ii) an $85.0 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Credit Facility, the "Credit Facilities"). The Revolving Credit Facility includes $30.0 million of borrowing capacity available for letters of credit and provides for borrowings of up to $10.0 million on same-day notice including in the form of swingline loans. As at September 28, 2024, $5.9 million in letters of credit were issued but undrawn under the Revolving Credit Facility.

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

Borrowings under the Credit Facilities bear interest at a margin over various reference rates, including a base rate (as defined in the Credit Agreement) and SOFR, selected at the option of the Company. The margin for the Credit Facilities is set quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter and will range from 1.00% to 2.25% with respect to base rate loans and from 2.00% to 3.25% for SOFR loans. For the three quarters ended September 28, 2024, the weighted-average interest rate on outstanding borrowings under the Credit Facilities was 8.29%. In addition, the Company is required to pay an undrawn fee under the Revolving Credit Facility quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter ranging from 0.20% to 0.40% on the undrawn revolving commitments thereunder. The Company is also required to pay customary letter of credit fees, to the extent letters of credit are issued and outstanding under the Revolving Credit Facility.

SUNOPTA INC.	14	September 28, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 28, 2024 and September 30, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at September 28, 2024, the Company was in compliance with all financial and non-financial covenants under the Credit Agreement.

Finance Lease Liabilities

During the first three quarters of 2024, the Company recognized an additional finance lease liability of $25.7 million, in exchange for $24.6 million of right-of-use assets recorded in property, plant and equipment, related to an expansion of the Company's oat-based ingredient extraction operations, and $1.1 million in cash. The finance lease has an implicit rate of interest of 11.29% and a lease term of five years.

9. Series B-1 Preferred Stock

As at September 28, 2024, the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), had 15,000 shares of Series B-1 Preferred Stock ("Series B-1 Preferred Stock") issued and outstanding with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree"). As at September 28, 2024, the aggregate liquidation preference of the Series B-1 preferred stock was $15.2 million, or approximately $1,015 per share. The carrying value of the Series B-1 Preferred Stock, net of unamortized issuance costs, is being accreted to the liquidation preference through charges to accumulated deficit, which amounted to $0.4 million for the three quarters ended September 28, 2024 (September 30, 2023 - $0.4 million).

In the first quarter of 2024, the Company paid cash dividends on the Series B-1 Preferred Stock of $0.3 million related to the fourth quarter of 2023. On April 17, 2024, the Company, SunOpta Foods and Oaktree entered into an Amending Agreement related to the elimination of the dividend rights attached to the Series B-1 Preferred Stock effective from and after December 31, 2023. The Series B-1 Preferred Stock previously paid a cumulative dividend of 8.0% per year that could be paid in-kind or in cash at the Company's option, which dividend would have increased from 8.0% to 10.0% per year and become payable only in cash at the end of the Company's third quarter in 2029. All other rights and obligations of the Company, SunOpta Foods, and Oaktree in connection with the Series B-1 Preferred Stock remain unchanged. The Company is accounting for the elimination of the dividend rights on a prospective basis.

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

As at September 28, 2024, the Company had 2,932,453 Special Shares, Series 2 issued and outstanding, all of which are held by Oaktree. The Special Shares, Series 2 serve as a mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock and entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holder of the Common Shares, voting together as a single class, subject to certain exemptions. As a result of a permanent voting cap, the number of Special Shares, Series 2 issued to Oaktree at any time, when taken together with any other voting securities Oaktree then controls, cannot exceed 19.99% of the votes eligible to be cast by all security holders of the Company.

10. Stock-Based Compensation

Short-Term Incentive Plan

On April 4, 2024, the Company granted 638,602 performance share units ("PSUs") to selected employees under the Company's 2024 Short-Term Incentive Plan ("STIP"), which vest subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2024 and subject to the employee's continued employment with the Company through April 1, 2025 (the requisite service period). The grant-date fair value of each PSU was estimated to be $6.42 based on the closing price of the Common Shares on the date of grant. For the period from the grant date to September 28, 2024, the Company recognized compensation expense of $1.9 million related to the PSUs that are currently expected to vest, with the remaining compensation cost not yet recognized as an expense related to these PSUs determined to be $2.0 million as at September 28, 2024, which will be amortized over the remaining requisite service period.

SUNOPTA INC.	15	September 28, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 28, 2024 and September 30, 2023

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

SUNOPTA INC.	16	September 28, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 28, 2024 and September 30, 2023

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

11. Income Taxes

Income taxes were recognized at an effective rate of (0.4)% and (5.5)% for the quarter and three quarters ended September 28, 2024, respectively, compared with 0.0% and (24.6)% recognized for the quarter and three quarters ended September 30, 2023, respectively. The changes in the effective tax rate were primarily driven by the recognition of a full valuation allowance against U.S. deferred tax assets in excess of deferred tax liabilities beginning in the second quarter of 2023, based on the Company's assessment that the related tax benefits were no longer more likely than not to be realized in the future.

SUNOPTA INC.	17	September 28, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 28, 2024 and September 30, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

12. Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	Quarter ended		Three quarters ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Numerator
Loss from continuing operations	$(5,498)	$(5,680)	$(5,442)	$(20,158)
Less: dividends and accretion on preferred stock	(137)	(426)	(401)	(1,552)
Loss from continuing operations attributable to common shareholders	(5,635)	(6,106)	(5,843)	(21,710)
Net loss from discontinued operations	-	(140,143)	(2,314)	(143,126)
Loss attributable to common shareholders	$(5,635)	$(146,249)	$(8,157)	$(164,836)

Denominator
Basic weighted-average number of shares outstanding	116,841	115,616	116,504	113,700
Dilutive effect of the following:
Stock options, restricted stock units and performance share units(1)	-	-	-	-
Series B-1 Preferred Stock(2)	-	-	-	-
Diluted weighted-average number of shares outstanding	116,841	115,616	116,504	113,700

Basic and Diluted Loss Per Share
Loss from continuing operations attributable to common shareholders	$(0.05)	$(0.05)	$(0.05)	$(0.19)
Net loss from discontinued operations	-	(1.21)	(0.02)	(1.26)
Loss attributable to common shareholders	$(0.05)	$(1.26)	$(0.07)	$(1.45)

(1)  For the quarter and three quarters ended September 28, 2024, 656,831 (September 30, 2023 - 535,747) and 869,143 (September 30, 2023 - 1,454,775) potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. For the quarter and three quarters ended September 28, 2024, stock options and RSUs to purchase or receive 2,550,555 (September 30, 2023 - 3,181,357) and 2,694,555 (September 30, 2023 - 2,779,778) potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

(2)  For the quarters and three quarters ended September 28, 2024 and September 30, 2023, it was more dilutive to the loss per share from continuing operations to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the 6,089,333 Common Shares issuable on an if-converted basis as at September 28, 2024 and September 30, 2023.

SUNOPTA INC.	18	September 28, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 28, 2024 and September 30, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

13. Supplemental Cash Flow Information

	Three quarters ended
	September 28, 2024	September 30, 2023
	$	$
Changes in Operating Assets and Liabilities, Net of Divestitures
Accounts receivable	4,472	(405)
Inventories	(24,479)	(9,893)
Accounts payable	11,945	(10,288)
Other operating assets and liabilities	(3,081)	(5,266)
	(11,143)	(25,852)

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable	(981)	(1,058)
Right of use assets obtained in exchange for lease liabilities:
Operating leases	(8,009)	(12,372)
Finance leases (see note 8)	(24,591)	(9,651)
Change in short-term note receivable from divestiture of Frozen Fruit(1)	6,300	-
Paid in kind interest on Seller Promissory Notes	(1,095)	-
Change in accrued dividends on preferred stock	(305)	(304)
Change in proceeds receivable from divestiture of sunflower business(2)	-	385

(1)  Reflects the receipt of the final three installments on the short-term note receivable related to the divestiture of Frozen Fruit (see note 2), which amount is included in investing activities of discontinued operations on the consolidated statement of cash flows for the three quarters ended September 28, 2024.

(2)  Reflects the settlement of the final working capital adjustment related to the divestiture of the Company's sunflower business in October 2022, which is included in investing activities of discontinued operations on the consolidated statement of cash flows for the three quarters ended September 30, 2023.

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

Product Withdrawal

In the second quarter of 2024, the Company conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have had the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. In the second and third quarters of 2024, the Company recognized direct costs related to the withdrawal of $2.1 million, net of expected insurance recoveries, in cost of goods sold in the consolidated statement of operations. The Company is seeking to recover a portion of the withdrawal-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. As at September 28, 2024, the Company has recognized expected insurance recoveries related to the withdrawal of $7.5 million, which is included in prepaid expenses and other current assets on the consolidated balance sheet. The Company does not expect to incur any additional significant costs related to the withdrawal.

SUNOPTA INC.	19	September 28, 2024 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 28, 2024 and September 30, 2023

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Product Recall

On June 21, 2023, the Company announced its subsidiary, Sunrise Growers Inc., had issued a voluntary recall of specific frozen fruit products linked to pineapple provided by a third-party supplier due to possible contamination by Listeria monocytogenes. Sunrise Growers Inc. is a component of the operations of Frozen Fruit. In connection with the divestiture of Frozen Fruit, the recall-related costs and estimated insurance recoveries are included in the loss from discontinued operations in the consolidated statements of operations. There were no significant direct costs associated with the recall recognized in the first three quarters of 2024, and any additional costs are expected to be minimal. As at September 28, 2024 and December 30, 2023, estimated insurance recoveries of $1.2 million and $4.8 million, respectively, are included in prepaid expenses and other current assets on the consolidated balance sheet.

15. Disaggregation of Revenue

The principal products that comprise the Company's product categories are as follows:

Category	Principal Products
Beverages and broths	Plant-based beverages utilizing oat, almond, soy, coconut, rice, hemp, and other bases, including Dream® and West Life™ brands; oat-based creamers, including SOWN® brand; ready-to-drink protein shakes; packaged teas and concentrates; meat and vegetable broths and stocks.
Fruit snacks	Ready-to-eat fruit snacks made from apple purée and juice concentrate in bar, bit, twist, strip and sandwich formats; cold pressed fruit bars.
Ingredients	Liquid and powder ingredients utilizing oat, soy and hemp bases.
Smoothie bowls	Ready-to-eat fruit smoothie and chia bowls topped with frozen fruit.

Revenue disaggregated by product category is as follows:

	Quarter ended		Three quarters ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
	$	$	$	$
Product Category
Beverages and broths(1)	137,816	120,522	420,571	355,425
Fruit snacks	34,452	24,315	93,796	70,853
Ingredients(1)	3,948	4,207	13,386	13,146
Smoothie bowls(2)	-	3,497	2,306	9,249
Total revenues	176,216	152,541	530,059	448,673

(1)  For the quarter and three quarters ended September 30, 2023, the Company reclassified certain product sales that were previously reported in Beverages and Broths to Ingredients to conform with the current year presentation.

(2)  Revenues reported for the three quarters ended September 28, 2024, reflect sales of smoothie bowls prior to March 4, 2024 (see note 3).

SUNOPTA INC.	20	September 28, 2024 Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended September 28, 2024 contained under Item 1 of this Quarterly Report on Form 10-Q and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 30, 2023 (the "Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 5, 2024.

Certain statements contained in this MD&A may constitute forward-looking statements as defined under securities laws. Forward-looking statements may relate to our future outlook and anticipated events or results and may include statements regarding our future financial position, business strategy, budgets, litigation, projected costs, capital expenditures, financial results, taxes, plans, and objectives. In some cases, forward-looking statements can be identified by terms such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," or other similar expressions concerning matters that are not historical facts, or the negative of such terms are intended to identify forward-looking statements; however, the absence of these words does not necessarily mean that a statement is not forward-looking. To the extent any forward-looking statements contain future-oriented financial information or financial outlooks, such information is being provided to enable a reader to assess our financial condition, material changes in our financial condition, our results of operations, and our liquidity and capital resources. Readers are cautioned that this information may not be appropriate for any other purpose, including investment decisions.

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

Overview

We operate as an innovation partner, solutions provider, and value-added manufacturer for leading brands, and produce our own brands, including SOWN®, Dream®, and West LifeTM. Our product portfolio comprises plant-based beverages, fruit snacks, nutritional beverages, broths, and teas, which are sold through retail, club, foodservice and e-commerce channels. We also produce liquid and dry ingredients for internal use and for sale to other food and beverage manufacturers.

On March 4, 2024, we completed the sale of the net assets related to our smoothie bowls product line and exited the category.

Fiscal 2024 Outlook

For full fiscal year 2024, we are projecting higher year-over-year revenues driven by organic volume growth from our beverages, broth and fruit snacks categories, partially offset by the impact of our exit from the smoothie bowls category. We anticipate an improved gross margin profile on a reported basis, compared with the prior year, reflecting higher production volumes and plant utilization to support sales, together with lower start-up costs and improved operating efficiencies at our Midlothian, Texas, facility. The resulting increase in gross profit, together with stable selling, general and administrative ("SG&A") spending as a percentage of revenue, is expected to drive year-over-year operating income growth and improved cash flows.

SUNOPTA INC.	21	September 28, 2024 Form 10-Q

Consolidated Results of Operations for the Quarters Ended September 28, 2024 and September 30, 2023

	September 28, 2024	September 30, 2023	Change	Change
For the quarter ended	$	$	$	%

Revenues	176,216	152,541	23,675	15.5%
Cost of goods sold	152,632	132,273	20,359	15.4%

Gross profit	23,584	20,268	3,316	16.4%

Gross margin(1)	13.4%	13.3%		0.1%

Operating expenses
Selling, general and administrative expenses	21,052	18,377	2,675	14.6%
Intangible asset amortization	446	446	-	0.0%
Other expense, net	450	-	450	*
Foreign exchange loss (gain)	113	(37)	150	*
Total operating expenses	22,061	18,786	3,275	17.4%

Operating income	1,523	1,482	41	2.8%

Interest expense, net	6,762	7,162	(400)	-5.6%
Other non-operating expense	236	-	236	*

Loss from continuing operations before income taxes	(5,475)	(5,680)	205	3.6%
Income tax expense	23	-	23	*

Loss from continuing operations	(5,498)	(5,680)	182	3.2%
Net loss from discontinued operations	-	(140,143)	140,143	100.0%

Net loss(2),(3)	(5,498)	(145,823)	140,325	96.2%
Dividends and accretion on preferred stock	(137)	(426)	289	67.8%

Loss attributable to common shareholders(4)	(5,635)	(146,249)	140,614	96.1%

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

For the quarter ended	September 28, 2024	September 30, 2023
Reported gross margin	13.4%	13.3%
Start-up costs(a)	2.4%	3.1%
Wastewater haul-off charges(b)	1.2%	-
Adjusted gross margin	17.0%	16.4%

(a)  For the third quarter of 2024, start-up costs of $4.1 million were recorded in costs of goods sold, which were mainly related to the scale-up of production at our plant-based beverage facility in Midlothian, Texas, including the start-up of a new high-speed Edge line. For the third quarter of 2023, start-up costs of $4.7 million included in cost of goods sold mainly related to the initial ramp-up of production at our Midlothian, Texas, facility, and the addition of a new extrusion line at our fruit snacks facility in Omak, Washington.

(b)  For the third quarter of 2024, we incurred temporary third-party haul-off charges of $2.2 million for excess wastewater produced at our Midlothian, Texas, facility, due to volume constraints within our current treatment system.

SUNOPTA INC.	22	September 28, 2024 Form 10-Q

(2)  When assessing our financial performance, we use an internal measure of adjusted earnings from continuing operations that excludes specific items that are identified and evaluated on an individual basis, which due to their unusual nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings from continuing operations from loss from continuing operations which we consider to be the most directly comparable U.S. GAAP financial measure.

	September 28, 2024		September 30, 2023
		Per Share		Per Share
For the quarter ended	$	$	$	$
Loss from continuing operations	(5,498)		(5,680)
Dividends and accretion on preferred stock	(137)		(426)
Loss from continuing operations attributable to common shareholders	(5,635)	(0.05)	(6,106)	(0.05)
Adjusted for:
Start-up costs(a)	4,980		4,733
Wastewater haul-off charges(b)	2,180		-
Unrealized foreign exchange loss on restricted cash(c)	525		-
Business development costs(d)	-		928
Severance costs(e)	-		897
Other(f)	450		-
Adjusted earnings from continuing operations	2,500	0.02	452	0.00

(a)  Refer to footnote (1)(a) above for a description of start-up costs included in cost of goods sold. Additionally, for the third quarter of 2024, start-up costs included $0.8 million of professional fees related to operational productivity initiatives, which are recorded in SG&A expenses.

(b)  Refer to footnote (1)(b) above for a description of wastewater haul-off charges included in cost of goods sold.

(c)  For the third quarter of 2024, reflects an unrealized foreign exchange loss associated with peso-denominated bank accounts in Mexico that were retained following the divestiture of our frozen fruit business ("Frozen Fruit") in October 2023. These accounts are currently subject to a judicial hold in connection with a litigation matter.

(d)  For the third quarter of 2023, reflects business development costs related to the divestiture of Frozen Fruit, which are recorded in SG&A expenses.

(e)  For the third quarter of 2023, reflects employee severance costs accrued in connection with the consolidation of our continuing operations following the divestiture of Frozen Fruit, which are recorded in SG&A expenses.

(f)  For the third quarter of 2024, other reflects accrued demolition costs related to our former roasted snack facility, which was abandoned in 2018. These costs are recorded in other expense.

We believe that investors' understanding of our financial performance is enhanced by disclosing the specific items that we exclude to compute adjusted earnings from continuing operations. However, adjusted earnings from continuing operations is not, and should not be viewed as, a substitute for loss from continuing operations prepared under U.S. GAAP. Adjusted earnings from continuing operations is presented solely to allow investors to more fully understand how we assess our financial performance.

(3) We use a measure of adjusted EBITDA from continuing operations when assessing the performance of our operations, which we believe is useful to investors' understanding of our operating profitability because it excludes non-operating expenses, such as interest, loss on sale of receivables, and income taxes, as well as non-cash expenses, such as depreciation, amortization, and stock-based compensation. In addition, our measure of adjusted EBITDA excludes other unusual items that affect the comparability of our operating performance, as identified in the determination of adjusted earnings from continuing operations (refer above to footnote (2)). We also use this measure of adjusted EBITDA to assess operating performance in connection with our employee incentive programs. The following table presents a reconciliation of adjusted EBITDA from continuing operations from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	23	September 28, 2024 Form 10-Q

	September 28, 2024	September 30, 2023
For the quarter ended	$	$
Loss from continuing operations	(5,498)	(5,680)
Interest expense, net	6,762	7,162
Loss on sale of receivables*	236	-
Income tax expense	23	-
Depreciation and amortization	9,319	7,983
Stock-based compensation	2,527	3,068
Adjusted for:
Start-up costs(a)	4,980	4,733
Wastewater haul-off charges(b)	2,180	-
Unrealized foreign exchange loss on restricted cash(c)	525	-
Business development costs(d)	-	928
Severance costs(e)	-	897
Other(f)	450	-
Adjusted EBITDA from continuing operations	21,504	19,091

* Included in other non-operating expense.

(a)-(f) Refer to footnote (2) above.

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
  adjusted EBITDA from continuing operations excludes the discount taken on trade receivables sold to a third-party factor, which is a strategic means for us to improve working capital efficiency, while reducing our indebtedness and interest expense;
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

Because of these limitations, adjusted EBITDA from continuing operations should not be considered as a measure of discretionary cash available to us to invest in the growth of our business. Management compensates for these limitations by not viewing adjusted EBITDA from continuing operations in isolation, and specifically by using other U.S. GAAP and non-GAAP measures, such as consolidated revenues, gross profit, gross margin, operating income, loss from continuing operations, and adjusted earnings from continuing operations to measure our operating performance. Adjusted EBITDA from continuing operations is not a measurement of financial performance under U.S. GAAP and should not be considered as an alternative to our results of operations or cash flows from operations determined in accordance with U.S. GAAP, and our calculation of adjusted EBITDA from continuing operations may not be comparable to the calculation of a similarly titled measure reported by other companies.

SUNOPTA INC.	24	September 28, 2024 Form 10-Q

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

Revenues for the quarter ended September 28, 2024 increased by 15.5% to $176.2 million from $152.5 million for the quarter ended September 30, 2023. The change in revenues from the third quarter of 2023 to the third quarter of 2024 was due to the following:

	$	%
2023 revenues	152,541
Volume/Mix	31,447	20.6%
Price	(4,275)	-2.8%
Exit from smoothie bowls	(3,497)	-2.3%
2024 revenues	176,216	15.5%

For the quarter ended September 28, 2024, the 15.5% increase in revenues reflected a favorable volume/mix impact of 20.6%, partially offset by a 2.8% overall price reduction due to the pass-through of lower commodity costs for certain raw materials, together with a 2.3% revenue loss related to our exit from the smoothie bowls category in March 2024. The favorable volume/mix reflected the incremental output from our capital expansion projects, together with new product innovation launches, which produced sales volume growth with existing and new customers across our fruit snack, broth, plant-based beverage, and protein shake product lines.

Gross profit increased $3.3 million, or 16.4%, to $23.6 million for the quarter ended September 28, 2024, compared with $20.3 million for the quarter ended September 30, 2023. Gross margin was 13.4% for the quarter ended September 28, 2024, compared with 13.3% for the quarter ended September 30, 2023, an increase of 10 basis points.

For the third quarter of 2024, we incurred start-up costs included in cost of goods sold of $4.1 million (2.4% gross margin impact), compared with start-up costs of $4.7 million (3.1% gross margin impact) for the third quarter of 2023. Start-up costs for the third quarter of 2024, were mainly related to the scale-up of production at our plant-based beverage facility in Midlothian, Texas, including the start-up of a new high-speed Edge line. In addition, for the third quarter of 2024, we incurred temporary third-party haul-off charges of $2.2 million (1.2% gross margin impact) for excess wastewater produced at our plant-based beverage facility in Midlothian, Texas, due to volume constraints within our current treatment system. Excluding the impact of start-up costs and wastewater charges, adjusted gross margin was 17.0% for the quarter ended September 28, 2024, compared with 16.4% for the quarter ended September 30, 2023, an increase of 60 basis points. See footnote (1) to the “Consolidated Results of Operations for the Quarters Ended September 28, 2024 and September 30, 2023” table for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

The 60-basis point increase in adjusted gross margin reflected higher sales and production volumes for fruit snacks, broths and beverages driving improved plant utilization, partially offset by the impact of incremental depreciation of new production equipment related to capital expansion projects ($1.3 million or 0.8% gross margin impact), together with manufacturing inefficiencies resulting from the excess wastewater issue.

Operating income was $1.5 million for each of the quarters ended September 28, 2024 and September 30, 2023. Operating income for the third quarter of 2024, compared with the third quarter of 2023, reflected higher gross profit, as described above, together with lower business development and employee severance costs following the divestiture of Frozen Fruit and related consolidation of our continuing operations in 2023, offset by higher employee variable compensation accruals based on performance, and increased professional fees related to operational productivity initiatives.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense decreased by $0.4 million to $6.8 million for the quarter ended September 28, 2024, compared with $7.2 million for the quarter ended September 30, 2023, which reflected lower average outstanding debt in the third quarter of 2024 following the divestiture of Frozen Fruit, partially offset by the impact of higher market interest rates.

SUNOPTA INC.	25	September 28, 2024 Form 10-Q

Other non-operating expense of $0.2 million for the quarter ended September 28, 2024, reflected the loss on sale of certain trade receivables to a third-party financial institution under the Receivables Sales Program that we entered into in the third quarter of 2024 (as described below under "Liquidity and Capital Resources").

Income taxes were recognized at effective tax rates of (0.4)% and 0.0% for the quarters ended September 28, 2024 and September 30, 2023, respectively, which reflected the recognition of a full valuation allowance against U.S. deferred tax assets in excess of deferred tax liabilities beginning in the second quarter of 2023.

Loss from continuing operations was $5.5 million for the quarter ended September 28, 2024, compared with a loss of $5.7 million for the quarter ended September 30, 2023. Diluted loss per share from continuing operations attributable to common shareholders (after accretion on preferred stock) was $0.05 for the quarter ended September 28, 2024, compared with a diluted loss per share (after dividends and accretion on preferred stock) of $0.05 for the quarter ended September 30, 2023.

We recognized a loss from discontinued operations of $140.1 million (diluted loss per share of $1.21) for the quarter ended September 30, 2023, which included an estimated pre-tax loss on the divestiture of Frozen Fruit of $118.8 million. Refer to note 2 to the unaudited consolidated financial statements included in this report for additional details.

We realized a loss attributable to common shareholders of $5.6 million (diluted loss per share of $0.05) for the quarter ended September 28, 2024, compared with a loss attributable to common shareholders of $146.2 million (diluted loss per share of $1.26) for the quarter ended September 30, 2023.

Adjusted earnings from continuing operations were $2.5 million, or $0.02 earnings per diluted share, for the quarter ended September 28, 2024, compared with adjusted earnings from continuing operations of $0.5 million, or $0.00 earnings per diluted share, for the quarter ended September 30, 2023.

Adjusted EBITDA from continuing operations increased $2.4 million, or 12.6%, to $21.5 million for the quarter ended September 28, 2024, compared with $19.1 million for the quarter ended September 30, 2023.

Adjusted earnings from continuing operations and adjusted EBITDA from continuing operations are non-GAAP financial measures. See footnotes (2) and (3) to the "Consolidated Results of Operations for the Quarters Ended September 28, 2024 and September 30, 2023" table for a reconciliation of adjusted earnings from continuing operations and adjusted EBITDA from continuing operations from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Rollforward of Revenue, Gross Profit and Operating Income

For the quarter ended	September 28, 2024	September 30, 2023	Change	% Change

Revenues	$176,216	$152,541	$23,675	15.5%
Gross profit	23,584	20,268	3,316	16.4%
Gross margin	13.4%	13.3%		0.1%

Operating income	$1,523	$1,482	$41	2.8%
Operating margin	0.9%	1.0%		-0.1%

SUNOPTA INC.	26	September 28, 2024 Form 10-Q

Revenues

The table below explains the $23.7 million increase in revenues from $152.5 million for the third quarter of 2023 to $176.2 million for the third quarter of 2024:

Revenues for the quarter ended September 30, 2023	$152,541
Sales volume growth for broths, plant-based beverages, and protein shakes, partially offset by the impact of lower pass-through pricing to customers due to lower costs for certain raw materials	17,035
Sales volume growth of over 40% for fruit snacks, reflecting the addition of new production and packaging capacity in 2023 to meet unfilled demand	10,137
Impact of the exit from the smoothie bowls category in March 2024	(3,497)
Revenues for the quarter ended September 28, 2024	$176,216

Gross Profit

The table below explains the $3.3 million increase in gross profit from $20.3 million for the third quarter of 2023 to $23.6 million for the third quarter of 2024:

Gross profit for the quarter ended September 30, 2023	$20,268
Higher sales and production volumes for fruit snacks, broths, and beverages	6,241
Decrease in start-up costs related to capital expansion projects	586
Excess wastewater haul-off charges, due to volume constraints within the current treatment system at our Midlothian, Texas, facility	(2,180)
Incremental depreciation related to capital expansion projects	(1,331)
Gross profit for the quarter ended September 28, 2024	$23,584

Operating Income

The table below explains the increase in operating income from the third quarter of 2023 to the third quarter of 2024:

Operating income for the quarter ended September 30, 2023	$1,482
Increase in gross profit, as explained above	$3,316
Higher employee variable compensation accruals based on performance, together with increased professional fees related to operational productivity initiatives, partially offset by lower business development and employee severance costs following the divestiture of Frozen Fruit and consolidation of our continuing operations in 2023	(3,275)
Operating income for the quarter ended September 28, 2024	$1,523

SUNOPTA INC.	27	September 28, 2024 Form 10-Q

Consolidated Results of Operations for the Three Quarters Ended September 28, 2024 and September 30, 2023

	September 28, 2024	September 30, 2023	Change	Change
For the three quarters ended	$	$	$	%

Revenues	530,059	448,673	81,386	18.1%
Cost of goods sold	452,880	385,697	67,183	17.4%

Gross profit	77,179	62,976	14,203	22.6%

Gross margin(1)	14.6%	14.0%		0.6%

Operating expenses
Selling, general and administrative expenses	61,824	58,403	3,421	5.9%
Intangible asset amortization	1,338	1,338	-	0.0%
Other income, net	(1,654)	(20)	(1,634)	*
Foreign exchange loss	1,372	44	1,328	*
Total operating expenses	62,880	59,765	3,115	5.2%

Operating income	14,299	3,211	11,088	345.3%

Interest expense, net	19,222	19,391	(169)	-0.9%
Other non-operating expense	236	-	236	*

Loss from continuing operations before income taxes	(5,159)	(16,180)	11,021	68.1%
Income tax expense	283	3,978	(3,695)	-92.9%

Loss from continuing operations	(5,442)	(20,158)	14,716	73.0%
Net loss from discontinued operations	(2,314)	(143,126)	140,812	98.4%

Net loss(2),(3)	(7,756)	(163,284)	155,528	95.2%
Dividends and accretion on preferred stock	(401)	(1,552)	1,151	74.2%

Loss attributable to common shareholders(4)	(8,157)	(164,836)	156,679	95.1%

* Percentage not meaningful

(1)  The following table presents a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP (refer to footnote (1) to the "Consolidated Results of Operations for the Quarters Ended September 28, 2024 and September 30, 2023" table regarding the use of this non-GAAP measure).

For the three quarters ended	September 28, 2024	September 30, 2023
Reported gross margin	14.6%	14.0%
Start-up costs(a)	1.3%	3.6%
Wastewater haul-off charges(b)	0.7%	-
Product withdrawal costs(c)	0.4%	-
Adjusted gross margin	16.9%	17.7%

Note: percentages may not add due to rounding

(a)  For the first three quarters of 2024, start-up costs of $6.8 million were recorded in costs of goods sold, which were mainly related to the scale-up of production at our plant-based beverage facility in Midlothian, Texas, including the start-up of a new high-speed Edge line, together with the ramp-up of oat-base extraction operations at our Modesto, California, facility. For the first three quarters of 2023, start-up costs of $16.3 million included in cost of goods sold mainly related to the initial ramp-up of production at our Midlothian, Texas, facility, and the addition of new extrusion and high-speed packaging lines at our fruit snacks facility in Omak, Washington.

(b)  For the first three quarters of 2024, we incurred temporary third-party haul-off charges of $3.6 million for excess wastewater produced at our Midlothian, Texas, facility, due to volume constraints within our current treatment system.

(c)  In the second quarter of 2024, we conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have had the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. In the second and third quarters of 2024, we recognized direct costs related to the withdrawal of $2.1 million, net of expected insurance recoveries, which included finished goods inventory write-offs, product return and logistic costs, and costs related to investigative and remedial actions taken in response to the withdrawal, which corrective actions have been completed. These charges are incremental to our normal course reserves and have had an unfavorable impact on our reported gross profit and gross margin for the first three quarters of 2024.

SUNOPTA INC.	28	September 28, 2024 Form 10-Q

(2)  The following table presents a reconciliation of adjusted earnings from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (2) to the "Consolidated Results of Operations for the Quarters Ended September 28, 2024 and September 30, 2023" table regarding the use of this non-GAAP measure).

	September 28, 2024		September 30, 2023
		Per Share		Per Share
For the three quarters ended	$	$	$	$
Loss from continuing operations	(5,442)		(20,158)
Dividends and accretion on preferred stock	(401)		(1,552)
Loss from continuing operations attributable to common shareholders	(5,843)	(0.05)	(21,710)	(0.19)
Adjusted for:
Start-up costs(a)	7,655		17,855
Wastewater haul-off charges(b)	3,606		-
Product withdrawal costs(c)	2,145		-
Unrealized foreign exchange loss on restricted cash(d)	1,363		-
Business development costs(e)	-		2,390
Severance costs(f)	-		897
Gain on sale of smoothie bowls product line(g)	(1,800)		-
Other(h)	146		(20)
Change in valuation allowance for deferred tax assets(i)	-		3,978
Adjusted earnings from continuing operations	7,272	0.06	3,390	0.03

(a)  Refer to footnote (1)(a) above for a description of start-up costs included in cost of goods sold. Additionally, for the first three quarters of 2024 and 2023, start-up costs included $0.8 million and $1.5 million, respectively, of professional fees related to operational productivity initiatives, which are recorded in SG&A expenses.

(b)  Refer to footnote (1)(b) above for a description of wastewater haul-off charges included in cost of goods sold.

(c)  Refer to footnote (1)(c) above for a description of product withdrawal costs included in cost of goods sold.

(d)  For the first three quarters of 2024, reflects an unrealized foreign exchange loss associated with peso-denominated bank accounts in Mexico that were retained following the divestiture of Frozen Fruit. These accounts are currently subject to a judicial hold in connection with a litigation matter.

(e)  For the first three quarters of 2023, reflects business development costs related to the divestiture of Frozen Fruit, which are recorded in SG&A expenses.

(f)  For the first three quarters of 2023, reflects employee severance costs accrued in connection with the consolidation of our continuing operation following the divestiture of Frozen Fruit, which are recorded in SG&A expenses.

(g)  For the first three quarters of 2024, reflects the pre-tax gain on sale of the smoothie bowls product line recognized in the first quarter of 2024, which is recorded in other income.

(h)  For the first three quarters of 2024, other reflects accrued demolition costs related to our former roasted snack facility, which was abandoned in 2018, partially offset by gains on the settlement of certain legal matters. These amounts are recorded in other expense/income.

(i)  For the first three quarters of 2023, reflects an increase to the valuation allowance for U.S. deferred tax assets based on an assessment of the future realizability of the related tax benefits.

SUNOPTA INC.	29	September 28, 2024 Form 10-Q

(3) The following table presents a reconciliation of adjusted EBITDA from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure (refer to footnote (3) to the "Consolidated Results of Operations for the Quarters Ended September 28, 2024 and September 30, 2023" table regarding the use of this non-GAAP measure).

	September 28, 2024	September 30, 2023
For the three quarters ended	$	$
Loss from continuing operations	(5,442)	(20,158)
Interest expense, net	19,222	19,391
Loss on sale of receivables*	236	-
Income tax expense	283	3,978
Depreciation and amortization	27,005	22,873
Stock-based compensation	10,269	8,989
Adjusted for:
Start-up costs(a)	7,655	17,855
Wastewater haul-off charges(b)	3,606	-
Product withdrawal costs(c)	2,145	-
Unrealized foreign exchange loss on restricted cash(d)	1,363	-
Business development costs(e)	-	2,390
Severance costs(f)	-	897
Gain on sale of smoothie bowls product line(g)	(1,800)	-
Other(h)	146	(20)
Adjusted EBITDA from continuing operations	64,688	56,195

* Included in other non-operating expense.

(a)-(h) Refer to footnote (2) above.

(4)  Refer to footnote (4) to the "Consolidated Results of Operations for the Quarters Ended September 28, 2024 and September 30, 2023" table regarding the use of certain other non-GAAP measures in the discussion of our results of operations below.

Revenues for the three quarters ended September 28, 2024 increased by 18.1% to $530.1 million from $448.7 million for the three quarters ended September 30, 2023. The change in revenues from the first three quarters of 2023 to the first three quarters of 2024 was due to the following:

	$	%
2023 revenues	448,673
Volume/Mix	105,805	23.6%
Price	(17,476)	-3.9%
Exit from smoothie bowls	(6,943)	-1.5%
2024 revenues	530,059	18.1%

Note: percentages may not add due to rounding

For the three quarters ended September 28, 2024, the 18.1% increase in revenues reflected a favorable volume/mix impact of 23.6%, partially offset by a 3.9% overall price reduction due to the pass-through of lower commodity costs for certain raw materials, together with a 1.5% revenue loss related to our exit from the smoothie bowls category in March 2024. The favorable volume/mix reflected the incremental output from our capital expansion projects, together with new product innovation launches, which produced sales volume growth with existing and new customers across our fruit snack, broth, tea, protein shake, and plant-based beverage product lines.

Gross profit increased $14.2 million, or 22.6%, to $77.2 million for the three quarters ended September 28, 2024, compared with $63.0 million for the three quarters ended September 30, 2023. Gross margin was 14.6% for the three quarters ended September 28, 2024, compared with 14.0% for the three quarters ended September 30, 2023, an increase of 60 basis points.

For the first three quarters of 2024, we incurred start-up costs included in cost of goods sold of $6.8 million (1.3% gross margin impact), compared with start-up costs of $16.3 million (3.6% gross margin impact) for the first three quarters of 2023. Start-up costs for the first three quarters of 2024, were mainly related to the scale-up of production at our plant-based beverage facility in Midlothian, Texas, including the start-up of a new high-speed Edge line, together with the ramp-up of oat-base extraction operations at our Modesto, California, facility. In addition, for the first three quarters of 2024, we incurred temporary third-party haul-off charges of $3.6 million (0.7% gross margin impact) for excess wastewater produced at our plant-based beverage facility in Midlothian, Texas, due to volume constraints within our current treatment system, and, in the second and third quarters of 2024, we recognized direct costs of $2.1 million (0.4% gross margin impact), net of expected insurance recoveries, related to our voluntary withdrawal in the second quarter of 2024, of certain batches of aseptically-packaged products that may have had the potential for non-pathogenic microbial contamination. Excluding the impact of start-up costs, wastewater charges and product withdrawal costs, adjusted gross margin was 16.9% for the three quarters ended September 28, 2024, compared with 17.7% for the three quarters ended September 30, 2023, a decrease of 80 basis points. See footnote (1) to the “Consolidated Results of Operations for the Three Quarters Ended September 28, 2024 and September 30, 2023” table for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

SUNOPTA INC.	30	September 28, 2024 Form 10-Q

The 80-basis point decrease in adjusted gross margin reflected the impact of incremental depreciation of new production equipment related to capital expansion projects completed in 2023 ($4.2 million or 0.8% gross margin impact), together with manufacturing inefficiencies resulting from the excess wastewater and product withdrawal issues, and higher inventory reserves, partially offset by higher sales and production volumes for beverages, fruit snacks and broths driving improved plant utilization.

Operating income increased $11.1 million to $14.3 million for the three quarters ended September 28, 2024, compared with $3.2 million for the three quarters ended September 30, 2023. The increase in operating income reflected higher gross profit, as described above, together with a gain on sale of the smoothie bowls product line of $1.8 million, and lower business development and employee severance costs following the divestiture of Frozen Fruit and related consolidation of our continuing operations in 2023. These factors were partially offset by higher variable employee compensation accruals based on performance, together with higher stock-based compensation expense due to the timing of our annual incentive plan grants and the accelerated vesting of certain previously granted awards in connection with the retirement of our former Chief Executive Officer ("CEO"). In addition, in the first three quarters of 2024, we recognized an unrealized foreign exchange loss of $1.4 million on peso-denominated restricted cash held in Mexico.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense decreased by $0.2 million to $19.2 million for the three quarters ended September 28, 2024, compared with $19.4 million for the three quarters ended September 30, 2023, which reflected lower average outstanding debt in the first three quarters of 2024 following the divestiture of Frozen Fruit, partially offset by the impact of higher market interest rates.

Other non-operating expense of $0.2 million for the three quarters ended September 28, 2024, reflected the loss on sale of certain trade receivables to a third-party financial institution under the Receivables Sales Program that we entered into in the third quarter of 2024 (as described below under "Liquidity and Capital Resources").

Income taxes were recognized at an effective rate of (5.5)% for the three quarters ended September 28, 2024, compared with (24.6)% recognized for the three quarters ended September 30, 2023. The change in the effective tax rate was primarily driven by the recognition of a full valuation allowance against U.S. deferred tax assets in excess of deferred tax liabilities beginning in the second quarter of 2023.

Loss from continuing operations was $5.4 million for the three quarters ended September 28, 2024, compared with a loss of $20.2 million for the three quarters ended September 30, 2023. Diluted loss per share from continuing operations attributable to common shareholders (after accretion on preferred stock) was $0.05 for the three quarters ended September 28, 2024, compared with a diluted loss per share (after dividends and accretion on preferred stock) of $0.19 for the three quarters ended September 30, 2023.

We recognized a loss from discontinued operations related to Frozen Fruit of $2.3 million (diluted loss per share of $0.02) for the three quarters ended September 28, 2024, compared with a loss of $143.1 million (diluted loss per share of $1.26) for the three quarters ended September 30, 2023, which included an estimated pre-tax loss on the divestiture of Frozen Fruit of $118.8 million recognized in the third quarter of 2023. Refer to note 2 to the unaudited consolidated financial statements included in this report for additional details.

We realized a loss attributable to common shareholders of $8.2 million (diluted loss per share of $0.07) for the three quarters ended September 28, 2024, compared with a loss attributable to common shareholders of $164.8 million (diluted loss per share of $1.45) for the three quarters ended September 30, 2023.

SUNOPTA INC.	31	September 28, 2024 Form 10-Q

Adjusted earnings from continuing operations were $7.3 million, or $0.06 earnings per diluted share, for the three quarters ended September 28, 2024, compared with adjusted earnings from continuing operations of $3.4 million, or $0.03 earnings per diluted share, for the three quarters ended September 30, 2023.

Adjusted EBITDA from continuing operations increased $8.5 million, or 15.1%, to $64.7 million for the three quarters ended September 28, 2024, compared with $56.2 million for the three quarters ended September 30, 2023.

Adjusted earnings from continuing operations and adjusted EBITDA from continuing operations are non-GAAP financial measures. See footnotes (2) and (3) to the "Consolidated Results of Operations for the Three Quarters Ended September 28, 2024 and September 30, 2023" table for a reconciliation of adjusted earnings from continuing operations and adjusted EBITDA from continuing operations from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Rollforward of Revenue, Gross Profit and Operating Income

For the three quarters ended	September 28, 2024	September 30, 2023	Change	% Change

Revenues	$530,059	$448,673	$81,386	18.1%
Gross profit	77,179	62,976	14,203	22.6%
Gross margin	14.6%	14.0%		0.6%

Operating income	$14,299	$3,211	$11,088	345.3%
Operating margin	2.7%	0.7%		2.0%

Revenues

The table below explains the $81.4 million increase in revenues from $448.7 million for the first three quarters of 2023 to $530.1 million for the first three quarters of 2024:

Revenues for the three quarters ended September 30, 2023	$448,673
Sales volume growth for broths, teas, protein shakes, and plant-based beverages, partially offset by the impact of lower pass-through pricing to customers due to lower costs for certain raw materials	65,386
Sales volume growth of over 30% for fruit snacks, reflecting the addition of new production and packaging capacity in 2023 to meet unfilled demand	22,943
Impact of the exit from the smoothie bowls category in March 2024	(6,943)
Revenues for the three quarters ended September 28, 2024	$530,059

SUNOPTA INC.	32	September 28, 2024 Form 10-Q

Gross Profit

The table below explains the $14.2 million increase in gross profit from $63.0 million for the first three quarters of 2023 to $77.2 million for the first three quarters of 2024:

Gross profit for the three quarters ended September 30, 2023	$62,976
Higher sales and production volumes for beverages, fruit snacks, and broths, together with lower commodity costs for certain raw materials, partially offset by higher inventory reserves	14,662
Decrease in start-up costs related to capital expansion projects	9,509
Incremental depreciation related to capital expansion projects	(4,217)
Excess wastewater haul-off charges, due to volume constraints within the current treatment system at our Midlothian, Texas, facility	(3,606)
Direct costs, net of expected insurance recoveries, related to the voluntary withdrawal in the second quarter of 2024, of specific batches of aseptically-packaged product that may have had the potential for non-pathogenic microbial contamination	(2,145)
Gross profit for the three quarters ended September 28, 2024	$77,179

Operating Income

The table below explains the $11.1 million increase in operating income from $3.2 million for the first three quarters of 2023 to $14.3 million for the first three quarters of 2024:

Operating income for the three quarters ended September 30, 2023	$3,211
Increase in gross profit, as explained above	$14,203
Gain on sale of smoothie bowls product line	1,800
Higher employee variable compensation accruals based on performance, together an unrealized foreign exchange loss of $1.4 million on peso-denominated restricted cash held in Mexico, partially offset by lower business development and employee severance costs following the divestiture of Frozen Fruit and consolidation of our continuing operations in 2023	(3,635)
Higher variable stock-based compensation expense based on performance, together with the accelerated vesting of certain previously granted awards in connection with the retirement of our former CEO, and the earlier timing of annual equity grants under our incentive plans	(1,280)
Operating income for the three quarters ended September 28, 2024	$14,299

Liquidity and Capital Resources

On December 8, 2023, we entered into a five-year Credit Agreement providing for a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and an $85.0 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Credit Facilities"). As at September 28, 2024, $175.5 million remained outstanding under the Term Loan Credit Facility and we had utilized $56.0 million of the Revolving Credit Facility, including $5.9 million in letters of credit. For more information on our Credit Facilities, see note 8 to the unaudited consolidated financial statements included in this report.

In connection with our efforts to extend payment terms with our major suppliers to enhance cash flows, we are financing certain purchases of goods and services through extended payables facilities, by which third-party intermediaries settle the supplier invoice on the contractual due date and issue us a short-term note payable for the face amount of the invoice, which we repay, together with interest, at a later date. As at September 28, 2024 and December 30, 2023, we had $13.0 million and $17.6 million principal amount outstanding under these facilities, respectively. Proceeds from, and repayments of, the notes payable associated with these facilities are reported as financing cash flows on our consolidated statements of cash flows.

SUNOPTA INC.	33	September 28, 2024 Form 10-Q

On August 28, 2024, we entered into an agreement to sell, from time to time, on a revolving basis, up to $30.0 million aggregate amount of trade receivables of eligible customers to a third-party financial institution in exchange for cash proceeds (the "Receivables Sales Program" - see note 4 to the unaudited consolidated financial statements included in this report for more information). Additionally, we utilize, from time to time, supply chain finance ("SCF") programs offered by some of our major customers that allow us to sell our receivables from those customers to such customers' financial institutions. We utilize our Receivables Sales Program and our customers' SCF programs in order to be paid earlier than our payment terms with the customers provide, and at a discount rate that leverages those customers' favorable credit ratings. Utilizing these programs accelerates our cash flows and improves working capital efficiency, while providing a lower cost access to liquidity when compared to the Revolving Credit Facility. All cash flows associated with these programs are reported as operating activities on our consolidated statements of cash flows.

On April 17, 2024, we eliminated the dividend rights attached to the shares of Series B-1 Preferred Stock of our subsidiary, SunOpta Foods Inc., effective from and after December 31, 2023 (see note 9 to the unaudited consolidated financial statements included in this report). The elimination of the cumulative dividend of 8.0% per year will result in annual savings of $1.2 million.

For the three quarters ended September 28, 2024, we incurred capital expenditures of $22.8 million. For fiscal 2024, we estimate total capital expenditures of approximately $15 million for discretionary investments in growth and productivity projects, and approximately $15 million of non-discretionary maintenance projects. We are funding our capital expenditures using operating cash flows and borrowings under our Revolving Credit Facility. In addition, in the first three quarters of 2024, we added $24.6 million of finance lease right-of-use assets related to the expansion of our ingredient extraction operations at our Modesto, California, facility.

We believe that our operating cash flows, including the selective use of our Receivables Sales Program and customer SCF programs to improve collection terms, together with available borrowings under the Revolving Credit Facility and extended payable facilities, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us.

Cash Flows

Summarized cash flow information for the three quarters ended September 28, 2024 and September 30, 2023, is as follows:

	For the three quarters ended
	September 28, 2024	September 30, 2023	Change
	$	$	$
Net cash flows provided by (used in):
Continuing operations:
Operating activities	19,221	(8,385)	27,606
Investing activities	(16,464)	(37,272)	20,808
Financing activities	(4,865)	45,661	(50,526)
Discontinued operations	3,990	2,861	1,129

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations increased $27.6 million from the first three quarters of 2023 to the first three quarters of 2024. The increase in cash provided mainly reflected improved working capital efficiency attributable to our Receivables Sales Program, together with improved profitability, driven by revenue volume growth and lower start-up costs related to our Midlothian, Texas, facility, partially offset by a pre-season build of broth inventories, together with unrecovered product withdrawal costs.

SUNOPTA INC.	34	September 28, 2024 Form 10-Q

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations decreased $20.8 million from the first three quarters of 2023 to the first three quarters of 2024, which mainly reflected lower capital expenditures following the completion of certain major capital projects in 2023, including the construction of our new plant-based beverage facility in Midlothian, Texas. In addition, in the first three quarters of 2024, we received cash proceeds of $6.3 million from the sale of the smoothie bowls product line.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $4.9 million for the first three quarters of 2024, which reflected repayments of long-term debt related to completed capital projects, together with net repayments of notes payable in connection with our extended payables facilities, partially offset by borrowings under our Revolving Credit Facility to fund capital expenditures. Cash provided by financing activities of continuing operations was $45.7 million for the first three quarters of 2023, which reflected net proceeds from notes payable, together with borrowings under our Revolving Credit Facility to fund working capital and capital expenditures, partially offset by repayments of long-term debt related to completed capital projects, and the payment of withholding taxes on employee stock-based awards.

Discontinued Operations

Net cash provided by discontinued operations of $4.0 million for the first three quarters of 2024, reflected proceeds of $6.3 million from the remaining short-term note receivable related to the Frozen Fruit divestiture, partially offset by the settlement of pre-divestiture obligations.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 28, 2024.

SUNOPTA INC.	35	September 28, 2024 Form 10-Q

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended September 28, 2024. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	36	September 28, 2024 Form 10-Q

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

Item 5. Other Information

During the quarter ended September 28, 2024, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are included as part of this report.

Exhibit	Description

4.1	Third Amended and Restated Certificate of Incorporation of SunOpta Foods, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 18, 2024).

31.1*	Certification by Brian Kocher, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Greg Gaba, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Brian Kocher, Chief Executive Officer, and Greg Gaba, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SUNOPTA INC.	37	September 28, 2024 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 5, 2024	/s/ Greg Gaba
Greg Gaba
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	38	September 28, 2024 Form 10-Q