Form 10-K
period 2024-12-28
SunOpta Inc.
filed 2025-02-26
CIK 351834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2024

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
Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officer during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price of $5.40 as reported on the NASDAQ Global Select Market for the registrant's common shares on June 29, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $508.7 million. Common shares beneficially owned by Oaktree Fund GP, LLC and held by reporting directors and officers of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding as of February 21, 2025 was 117,208,602.

Documents Incorporated by Reference: Portions of the SunOpta Inc. Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SUNOPTA INC.

FORM 10-K

For the year ended December 28, 2024

SUNOPTA INC.	1	December 28, 2024 Form 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended December 28, 2024 ("Form 10-K") to "SunOpta," the "Company," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in thousands of United States ("U.S.") dollars ("$"), except per share amounts, unless otherwise stated.

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; our expectations regarding the future profitability of our business, including anticipated results of operations, revenue trends, and gross margin profile; the expected impact of the inflationary cost environment on our business, including raw material, packaging, labor, energy, fuel and transportation costs; the expected impact of pricing actions on sales volumes and gross margins; the expected impact of cost containment measures and productivity initiatives; our expectations regarding customer demand, consumer preferences, competition, sales pricing, availability and pricing of raw material inputs, and timing and cost to complete capital expansion projects; our ability to successfully execute on our capital investment plans, and the viability of those plans; disruptions or inefficiencies in the supply chain; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of debt, working capital needs, planned capital expenditures; and our ability to obtain additional financing or issue additional debt or equity securities; our estimate of duties and interest owed in connection with the revised tariff classification of certain fruit snack products; our estimate of insurance recoveries associated with the withdrawal of certain batches of aseptically-packaged products in the second quarter of 2024; the outcome of litigation to which we may, from time to time, be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the impact of global economic conditions, including inflation, interest rates, and energy availability; the potential for economic disruption due to geopolitical events and health crises; our ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; issues affecting our supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; our ability to increase pricing or absorb additional expenses in response to the potential impact of new or increased tariffs; labor shortages, employee turnover, and labor cost increases; business interruptions due to weather events, natural disasters, other unexpected events or public health crises; the potential loss of one or more of our key customers; our ability to identify, interpret and react to changes in consumer preferences and demand; our ability to effectively respond to competitive factors, including product innovations of our competitors; a failure to realize some or all of the anticipated benefits from our capital investment plans; a failure to successfully integrate or divest businesses, operations, or assets; impairments of long-lived assets or goodwill; a failure of our internal control over financial reporting; occurrence of product recall and withdrawal events; results of litigation and other legal proceedings; changes in government regulations and policies; infringements of our intellectual property; risks associated with our information technology systems, including the threat of data breaches and cyber-attacks; the impacts of severe weather events, natural disasters, and climate change on the supply and cost of raw and packaging materials, as well as energy, fuel and water; the availability and pricing of non-GMO and organic ingredients; global economic and financial conditions on availability of financing and interest rates; the effects of increased debt levels and service obligations on our ability to borrow or the cost of any such additional borrowing on our ability to react to certain economic and industry conditions; and other risks described herein under Part I, Item 1A "Risk Factors."

SUNOPTA INC.	2	December 28, 2024 Form 10-K

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

SUNOPTA INC.	3	December 28, 2024 Form 10-K

PART I

Item 1. Business

The Company

SunOpta Inc. was organized under the laws of Canada in 1973. We operate as an innovation partner, solutions provider, and value-added manufacturer for leading brands, and produce our own propriety brands, including SOWN®, Dream® and West Life™. The core of our product portfolio is a range of plant-based beverages, including oat, almond, soy, coconut and rice milks and creamers, which have a favorable climate profile relative to traditional dairy milks in terms of lower carbon emissions and water usage. Our plant-based offerings include non-genetically modified ("non-GMO"), organic, and gluten-free products. Additionally, our consumer products portfolio includes fruit snacks, nutritional beverages, broths, and teas. We also produce liquid and dry ingredients for internal use and for sale to other food and beverage manufacturers.

Our employees and production facilities are principally located in the U.S., as well as Canada. Our corporate headquarters is located in Eden Prairie, Minnesota, together with our innovation center and pilot plant.

Customers and Competition

We sell our products through various distribution channels, including foodservice operators, grocery retailers and club stores, branded food companies, and food manufacturers, located principally in the U.S., as well as e-commerce channels. We generally conduct our business with customers based on purchase orders or pursuant to contracts that are terminable by either party following a designated notice period. However, some of our contracts may extend for several years and/or include volume purchase commitments. A relatively limited number of customers account for a large percentage of our revenues. In 2024, our ten largest customers accounted for approximately 80% of our revenues.

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

Raw Materials

Our raw materials primarily consist of ingredients and packaging materials. Principal ingredients used in our products include oats, almonds, soybeans, coconut, apple, and sugar. For critical raw materials, we identify and qualify alternate sources of supply, where possible. Ingredients are subject to fluctuations in market price caused by weather, growing and harvesting conditions, inflation, commodity speculation, and other factors beyond our control. Where possible, we mitigate market price volatility by entering into annual purchase arrangements with our suppliers and by incorporating pass-through pricing adjustment clauses into our contracts with customers. The costs of raw materials used in our products also fluctuate due to energy costs, fuel prices, labor availability, freight and storage demand, and changes in tariff rates. Additionally, certain jurisdictions have either enacted or are considering enacting extended producer responsibility ("EPR") laws and regulations that require manufacturers to be responsible for the collection, recycling, and disposal of the packaging materials they introduce into the market. Volatility in the cost of our raw materials can adversely affect our performance, as price changes may lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material costs due to competitive pressures.

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

SUNOPTA INC.	4	December 28, 2024 Form 10-K

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

Human Capital

At SunOpta, we develop employee programs, benefits, and compensation to align with four pillars of well-being: physical, financial, social, and emotional. SunOpta's goal is to offer applicable benefits and experience for employees based on their stage in life and personal circumstances. Our Human Capital Management strategy is based on our goal of "Putting the YOU in SunOpta." Examples of these initiatives are:

  Offering a competitive compensation and benefit package that includes "choices" for each employee to select which works best for them. Our comprehensive benefits package includes health insurance, company-paid life, accident, and disability insurance, 401(k), employee stock purchase plan, paid time off, paid parental and maternity leave programs, flexible schedules, caregiving benefits, voluntary benefits (such as, pet insurance, identification theft, legal services, hospital indemnity, and critical illness) and a tuition reimbursement program. Our regular, full-time employees receive two additional personal holidays called "You Days," which can be taken in recognition of an employee's birthday and work anniversary date. The mental health benefit for our employees has been successful in providing faster access to care at the individual level of need for employees and their families. In 2024, as part of our focus on financial wellness, eligibility for our 401(k) plan allows employees to participate following one month of service, so employees can realize the benefits of planning for retirement with employer match earlier in their tenure.
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
  Talent management and growth is instrumental in developing a sustainable workforce. We provide various opportunities for our employees to learn and grow within SunOpta through individual development plans, on-the-job training, special project assignments, monthly safety training and interpersonal skills learning events. In 2024, we had two cohorts of employees (Director and Vice President level) as participants in the Leadership Impact Program. These cohorts gathered quarterly throughout the year to focus on leadership skills, strategy, professional growth and completed capstone projects to further the business. In addition, we expanded our Foundational Manager Program to all of our plant locations. This offering was created for managers and supervisors with a focus on cross-functional leadership, effective communication, leading through change, influencing with integrity, negotiating, and creative problem solving. We are committed to identifying and developing the talents of our next generation leaders. On an annual basis, we conduct talent assessments across the organization and succession planning for our most critical roles within the organization to identify high potential employees, gaps in capabilities or skills, and bench strength.
  We believe in the power of diversity in thought, perspectives, opinions, and experiences, as it is key to our success. By providing learning events regarding inclusion and belonging for our employees they are better equipped to understand how we can all work together, and be better, by embracing our differences. We foster an inclusive workplace culture that emphasizes mutual respect, collaboration, and merit-based achievement, where employees feel valued and encouraged to contribute to the Company's success. We recognize and support activities and initiatives representative of our workforce such as celebrations of Black History month, Hispanic Heritage month, PRIDE, National Native American Heritage month, and our Women's Leadership Program. We continue to foster our Hispanic and Women's Employee Resource Groups by offering programming for awareness, education and collaboration.
SUNOPTA INC.	5	December 28, 2024 Form 10-K

We encourage our employees to be guided by our MVBs (Most Valued Behaviors) of speed, dedication, problem solving, passion, entrepreneurship, and customer centricity. We have a peer recognition program which allows employees to recognize others who are demonstrating our MVBs. Our leaders also recognize employees through our quarterly awards program. SunOpta conducts an organizational health survey annually to check the pulse of our workforce and look for areas of improvement through the lens of all our employees. We engage in communication efforts such as quarterly town halls and monthly all-company huddles that we believe help employees feel they are a part of SunOpta as a whole, not just their individual department or location.

As of December 31, 2024, we employed 1,248 full-time employees in North America. Our average employee has nearly five years of service. In 2024, our voluntary turnover was 16.3% (down from 20.2% in 2023) across the Company. We continue to focus on increasing employee retention by implementing retention programs and initiatives to increase employee engagement. Employee health and safety is paramount to our success. In addition to our safety training and initiatives at our manufacturing facilities, we track our Total Recordable Incident Rate (TRIR) which ended the year at 2.25.

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

SUNOPTA INC.	6	December 28, 2024 Form 10-K

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

  Safe Food for Canadians Regulations ("SFCR") (under the SFCA) - the SFCR and SFCA regulate imported, exported, or inter-provincially traded food products. Some provisions of the SFCA and SFCR also apply intra-provincially. Principal elements of the SCFR that may impact the Company include licensing requirements, preventative controls, traceability requirements, commodity-specific requirements, reporting requirements and timelines, an export certificate request process, packaging and labeling requirements to ensure food safety and prevent false or misleading labeling, regulation of the use of grades and grade names, standards of identity and expansion of the certification process for organic products, and other requirements.
SUNOPTA INC.	7	December 28, 2024 Form 10-K

  Food and Drug Regulations (under the FADA) - food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labeling, advertising, and marketing, and licensing requirements. In 2022, the Government of Canada, with support from the Canadian Food Inspection Agency (the "CFIA"), amended the Food and Drug Regulations to update the requirements for labelling pre-packaged food products. The amendments to the Food and Drug Regulations are part of the CFIA's initiative to modernize Canada's food labelling system and manufacturers will have until December 31, 2025 to change labels on prepackaged foods to comply with the new requirements.
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

SUNOPTA INC.	8	December 28, 2024 Form 10-K

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

Risks Related to Our Company, Business and Operations

Deterioration of global economic conditions, an economic recession, periods of inflation, or economic uncertainty in our key markets may adversely affect customer and consumer spending, as well as demand for our products

Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, interest rates, consumer spending rates, energy availability and costs, the negative impacts caused by public health crises, as well as the potential impacts of geopolitical events, and the effect of governmental initiatives to manage economic conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Most of our products are purchased by our customers based on end-user demand from consumers. Some of the factors that may influence consumer spending include general economic conditions, high levels of unemployment, health crises, higher consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tax rates, tariffs, and general uncertainty regarding the overall future economic environment. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products and could present challenges in collecting our account receivables on a timely basis. Customer demand for our products may not reach our targets or may decline as distributors and retailers seek to reduce inventory positions if there is an economic downturn or economic uncertainty in our key markets. Economic cycles and related fluctuations in customer demand may have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor, energy, fuel and distribution costs, which may impact our business, financial condition, and results of operations

In recent years, we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging, labor, energy, fuel, freight and other inputs necessary for the production and distribution of our products. Many of these materials and costs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, geopolitical events, demand for raw materials, weather, growing and harvesting conditions, energy and fuel costs, tariffs, environmental and other sustainability regulations (including potential impacts of EPR laws and regulations), changes to immigration policies, currency fluctuations, and other factors beyond our control.

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

SUNOPTA INC.	9	December 28, 2024 Form 10-K

The imposition of new or increased tariffs could have a material adverse effect on our business, financial condition and results of operations

The U.S. government has proposed significantly increased tariffs on foreign imports into the U.S. from certain countries, including Canada and Mexico. Certain key inputs used in our business may be subject to these tariffs, including oats from Canada and packaging from Mexico, which could increase the raw material cost of our products. If these tariffs are imposed, or if retaliatory trade measures are taken by foreign countries in response to additional tariffs that relate to our products, we may be required to raise our prices or incur additional expenses, which could have a material adverse effect on our business, financial condition and results of operations.

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex and critical to our ability to manufacture, move, and sell products. We rely on third-party suppliers for our raw materials and packaging, as well as the distribution of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Additionally, many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continually monitor our inventory and product sales mix against forecasted demand to reduce the risk of not having adequate supplies to meet consumer demand or the risk of having too much inventory that may reach its expiration date. In recent years, general macroeconomic and conditions, geopolitical events and health crises have increased the challenges of managing our supply chain, and these factors could continue to cause unpredictable supply chain interruptions or other adverse effects on our supply chain. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could decline, which could have a material adverse effect on our business, financial condition, and results of operations.

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

An interruption at one or more of our manufacturing facilities could negatively affect our business, and our business continuity plan may prove inadequate

We own or lease, manage and operate a number of manufacturing, processing, packaging, storage and office facilities. We may be unable to accept and fulfill customer orders as a result of adverse weather conditions, natural disasters, health crises, business interruptions, or other similar events. Some of our inventory and manufacturing facilities are located in areas that are susceptible to harsh weather, and the production of certain of our products is concentrated in a few geographic areas. Although we have a business continuity plan, our plan might not address all of the issues we may encounter in the event of a disaster or other unanticipated issues. Our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a disaster, or other catastrophic event were to destroy any part of any of our facilities or interrupt our operations for any extended period of time, or if harsh weather or health crises prevent us from producing and/or delivering products in a timely manner, our business, financial condition and results of operations could be materially and adversely affected.

SUNOPTA INC.	10	December 28, 2024 Form 10-K

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

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business and our results of operations. For the year ended December 28, 2024, our ten largest customers accounted for approximately 80% of revenues. The loss, decrease or cancellation of business with any of our large customers could materially and adversely affect our business, financial condition, and results of operations.

We operate in a highly competitive industry

We operate in the highly competitive food industry in North America. We compete with large U.S. and international food ingredient and consumer-packaged food companies. These competitors may have financial resources larger than ours and may be able to benefit from economies of scale, pricing advantages, long-standing customer relationships, and greater resources for product innovation, and marketing and promotional activities. In addition, we may have to compete for limited supplies of certain raw materials with competitors having greater resources and stronger supplier relationships than we have. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, financial condition and results of operations may be materially and adversely affected.

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

We may not realize some or all of the anticipated benefits of our capital investment plans in the anticipated time frame or at all

We have recently completed the largest capital expansion in our company's history, which included the construction of our new plant-based beverage facility in Midlothian, Texas. Our capital investment plans often require a substantial amount of management, operational, and financial resources, which may divert our attention and resources from our existing business, potentially disrupting our operations and adversely affecting our relationships with customers and suppliers. In addition, we may incur delays and unexpected costs in connection with the construction of capital expansion projects and/or the start-up of commercial production, or be affected by changes in demand and pricing for our products, which could result in us not realizing all or any of the anticipated benefits of our capital investment plans on our expected timetable or at all, and there can be no assurance that any benefits we realize from our capital investments will be sufficient to offset the costs that we may incur.

SUNOPTA INC.	11	December 28, 2024 Form 10-K

Our operations are subject to the general risks associated with acquisitions and divestitures

We regularly review strategic opportunities to grow our business through acquisitions of complementary businesses or assets. Additionally, we have made several significant divestitures in recent years, including the divestiture of our frozen fruit business ("Frozen Fruit") in 2023, that aligned with our strategic priority of optimizing our non-core, commodity-based businesses and focusing on value-add opportunities. Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumptions of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could have a material and adverse impact on our business, financial condition, and results of operations. In addition, acquisitions outside the U.S. or Canada may present unique challenges and increase our exposure to the risks associated with foreign operations.

In connection with the sale of Frozen Fruit to Natures Touch Mexico, S. de R.L. de C.V. and Nature's Touch Frozen Fruits, LLC (the "Purchasers"), a portion of the aggregate purchase price is in the form of secured promissory notes that the Company entered into with the Purchasers and Nature's Touch Frozen Foods, LLC (collectively the "Loan Parties"). The promissory notes have a stated principal amount of $20.0 million in the aggregate, with the principal and interest thereon due from the Purchasers on October 12, 2026. The promissory notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers. While we assessed the promissory notes to be collectible as at December 28, 2024, a deterioration in the liquidity of the Loan Parties could impact the collectability of the promissory notes.

Impairment charges related to long-lived assets or goodwill could adversely impact our financial condition and results of operations

As at December 28, 2024, we had $343.6 million of property, plant and equipment, $105.7 million of operating lease right-of-use assets, and $20.0 million of intangible assets, as well as $4.0 million of goodwill. In addition, prior to fiscal 2019, we recognized accumulated impairment losses of $213.8 million related to goodwill that arose from business acquisitions.

We perform impairment assessments for our long-lived assets whenever events occur that could affect the value of these assets. If the results of such assessments were to show that the carrying value of our long-lived assets was not recoverable and the fair value of these assets was less than the carrying value, we would be required to recognize a charge for impairment, and the amount of the impairment charge could be material. Factors which could result in an impairment of a long-lived assets include, but are not limited to, reduced demand or pricing for our products due to increased competition, the loss of a significant customer or market share, or a current expectation that, more likely than not, a long-lived asset may be disposed of before the end of its previously estimated useful life.

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

For the year ended December 28, 2024, we did not recognize any impairment charges related to our long-lived assets or goodwill. However, future impairments of long-lived assets and/or goodwill could materially and adversely impact our business, financial condition, and results of operations.

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

Failure of our internal control over financial reporting could harm our business and financial results

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner, or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and/or a decline in the market price of our stock.

SUNOPTA INC.	12	December 28, 2024 Form 10-K

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

In the second quarter of 2024, we conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have had the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. We are seeking to recover a portion of the withdrawal-related costs through our insurance coverage and have recognized expected recoveries of $7.6 million as at December 28, 2024. Our recovery estimate may need to be revised as we work with our insurance providers to substantiate our losses.

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

New laws or regulations or changes in existing laws or regulations could adversely affect our business

The food industry is subject to a variety of federal, state, local, and foreign laws and regulations, including, but not limited to, those related to food safety, food labeling, and environmental and sustainability matters. Governmental regulations also affect taxes and tariffs, healthcare costs, energy usage, and labor and immigration issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations, or the introduction of new laws or regulations (such as new food safety or labeling requirements, or new EPR laws and regulations) could increase the costs of doing business for the Company, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected.

The Organization for Economic Co-operation and Development has introduced the Pillar Two framework, which establishes a global minimum corporate tax rate of 15% for multinational enterprises with consolidated annual revenues of €750 million or more. During 2024, Canada enacted legislation to adopt Pillar Two effective for fiscal years beginning on or after December 31, 2023. Although we do not currently expect that this global minimum tax will materially impact our consolidated financial statements, we will continue to monitor legislative and regulatory developments with respect to this initiative.

SUNOPTA INC.	13	December 28, 2024 Form 10-K

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

In recent years, there has been increased focus from regulators and legislative bodies regarding environmental policies relating to climate change, regulating greenhouse gas emissions, energy policies, and sustainability (including EPR laws and regulations). Increased compliance costs and expenses due to the impacts of climate change and additional legal or regulatory requirements regarding climate change may cause disruptions in, or an increase in the costs associated with, the running of our manufacturing facilities and our business, as well as increase distribution and supply chain costs. In addition, compliance with any such legal or regulatory requirements may require us to make significant changes in our business operations and strategy, which will likely require us to devote substantial time and attention to these matters and cause us to incur additional costs. Even if we make changes to align ourselves with such legal or regulatory requirements, we may still be subject to significant penalties or potential litigation if such laws and regulations are interpreted and applied in a manner inconsistent with our practices. The effects of climate change and legal or regulatory initiatives to address climate change could have a long-term adverse impact on our business and results of operations.

SUNOPTA INC.	14	December 28, 2024 Form 10-K

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

Our business may be adversely affected by the availability of non-GMO and organic commodities and ingredients

Our ability to ensure a continuing supply of non-GMO and organic ingredients at competitive prices depends on many factors beyond our control, including the number and size of farms that grow non-GMO and organic crops. The non-GMO and organic raw materials that we use in the production of our products, including, among others, grains, nuts, fruits, sweeteners, and flavorings, are vulnerable to adverse weather conditions and natural disasters, such as floods, droughts, water scarcity, temperature extremes, frosts, earthquakes, and pestilences. Natural disasters and adverse weather conditions can reduce crop size and crop quality, which in turn could reduce our supplies of and/or increase the price of non-GMO and organic raw materials. If our supplies of non-GMO and organic raw materials are reduced, we may not be able to find enough supplemental supply sources on favorable terms, if at all, which could impact our ability to supply product to our customers and adversely affect our business, financial condition, and results of operations.

Risks Related to Our Indebtedness and Liquidity

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations

As at December 28, 2024, we have a significant amount of indebtedness outstanding as a result of the capital investments we have made in recent years. The level of our indebtedness and the degree to which we are leveraged could adversely affect our business, financial condition, and results of operations, including, without limitation, increasing our exposure to rising or sustained elevated interest rates, and impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, or other general corporate purposes. In addition, we may have to use a substantial portion of our cash flow to pay principal and interest on our indebtedness, which may reduce the funds available to us for other purposes. If we do not generate sufficient cash flows to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures, or seeking to raise additional capital. A high level of indebtedness and leverage could also make us more vulnerable to economic downturns and adverse industry conditions and may compromise our ability to capitalize on business opportunities, and to react to competitive pressures as compared to our competitors.

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

SUNOPTA INC.	15	December 28, 2024 Form 10-K

Our business could be materially and adversely affected if we are unable to meet the financial covenants of our credit agreement

Our credit agreement requires us to maintain a minimum fixed charge coverage ratio and a maximum consolidated total net leverage ratio. Our ability to comply with the financial covenants under the credit agreement will depend on the success of our business, our operating results, and our ability to achieve our financial forecasts. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of the credit agreement. Failure to comply with the financial covenants and other terms could result in an event of default and the acceleration of amounts owing under the credit agreement unless we are able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the credit agreement on terms, including, but not limited to, the payment of consent fees, which may be unfavorable to us. If we fail to comply with the financial covenants and we are unable to negotiate a covenant waiver or replace or refinance the credit agreement on favorable terms, our business, financial condition and results of operations could be materially and adversely impacted.

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

Our ability to maintain current levels of working capital may be adversely affected if we are unable to utilize receivables financing programs to accelerate payment terms for certain customers

In order to accelerate cash flows and to improve working capital efficiency, we entered into a receivables sales program with a third-party financial institution, whereby we may sell certain eligible trade receivables to the financial institution in exchange for cash proceeds. The arrangement may be terminated by the financial institution at any time with 30 days' notice. Additionally, we utilize supply chain financing programs offered by some of our major customers that allow us to monetize our trade receivables from those customers earlier than our payment terms would provide. To the extent any of these programs were terminated, our financial condition, cash flows, and liquidity could be adversely affected by higher working capital levels due to longer payment terms or delays in collecting trade receivables. If working capital is negatively impacted by the termination of these programs, and we are unable to secure alternative financing sources, we may have to increase our debt borrowings, along with the associated interest expense.

Risks Related to Significant Investors and Shareholder Activism

Our significant investor may have interests that conflict with those of our debtholders and other stakeholders

As at December 28, 2024, Oaktree Fund GP, LLC, a private equity investor (together with its affiliates, "Oaktree") held an approximately 20% voting interest in the Company and has nominated two members of our Board of Directors. The interests of Oaktree may differ from the interests of our other stakeholders in material respects. For example, Oaktree may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us, including risks to our liquidity and financial condition. Oaktree is in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. Oaktree may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

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

SUNOPTA INC.	16	December 28, 2024 Form 10-K

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

SUNOPTA INC.	17	December 28, 2024 Form 10-K

If securities or industry research analysts do not publish or cease publishing research or reports about our business or if they issue unfavorable commentary or downgrade our common shares, our share price and trading volume could decline

The trading market for our common shares relies in part on the research and reports that securities and industry research analysts publish about us, our industry, our competitors and our business. We do not have any control over these analysts. Our share price and trading volumes could decline if one or more securities or industry analysts downgrade our common shares, issue unfavorable commentary about us, our industry or our business, cease to cover the Company or fail to regularly publish reports about us, our industry, or our business.

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
SUNOPTA INC.	18	December 28, 2024 Form 10-K

Furthermore, our Board of Directors takes a proactive stance in overseeing our annual enterprise risk assessment. This comprehensive evaluation encompasses key risks, including those associated with security, technology, and cybersecurity threats, demonstrating our commitment to robust governance and risk management.

Item 2. Properties

Our leased executive offices, innovation center and pilot plant are located in Eden Prairie, Minnesota. The table below lists the location, description and ownership of our production facilities. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future.

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

Item 3. Legal Proceedings

For a discussion of legal proceedings, see note 19 of the consolidated financial statements included in Item 15 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed in U.S. dollars on The Nasdaq Stock Market LLC under the symbol "STKL," and in Canadian dollars on the Toronto Stock Exchange ("TSX") under the symbol "SOY."

As at December 28, 2024, we had approximately 321 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our results of operations, financial condition and capital requirements, restrictions of debt and equity agreements to which we are a party, and other factors considered relevant by our Board of Directors. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

Shareholder Return Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SUNOPTA INC.	19	December 28, 2024 Form 10-K

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the NASDAQ Industrial Indices for the period from December 27, 2019 through December 27, 2024.

	2019	2020	2021	2022	2023	2024
SunOpta Inc.	100.00	468.67	279.12	338.96	219.68	313.65
Nasdaq Industrial Index	100.00	151.87	165.25	107.33	138.39	177.94
S&P/TSX Composite Index	100.00	101.54	123.62	112.91	122.08	144.43

Assumes that $100.00 was invested in our common shares and in each index on December 27, 2019.

Item 6. [Reserved]

SUNOPTA INC.	20	December 28, 2024 Form 10-K

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section provides analysis of our operations and financial position for the fiscal year ended December 28, 2024 and includes information available to February 26, 2025, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Item 15 of this Form 10-K (the "Consolidated Financial Statements").

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

Overview

We operate as an innovation partner, solutions provider, and value-added manufacturer for leading brands, and produce our own brands, including SOWN®, Dream®, and West Life™. Our product portfolio comprises plant-based beverages, fruit snacks, nutritional beverages, broths, and teas, which are sold through retail, club, foodservice and e-commerce channels. We also produce liquid and dry ingredients for internal use and for sale to other food and beverage manufacturers.

On March 4, 2024, we completed the sale of the net assets related to our smoothie bowls product line and exited the category.

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2024, 2023 and 2022 were each 52-week periods ending on December 28, 2024, December 30, 2023 and December 31, 2022, respectively.

Revision of Prior Period Financial Statements

In connection with the preparation of our consolidated financial statements for fiscal 2024, we identified errors arising from the underpayment of duties on certain of our products imported to the U.S. from Canada in fiscal years 2023 and 2022. We determined that the impacts of these errors were not material to our previously issued consolidated financial statements for any of the prior quarters or annual periods in which they occurred. As a result, we have corrected these errors, together with other unrelated immaterial errors, by revising our financial statements for the prior fiscal periods. Additionally, the comparative financial information presented in this MD&A has been revised to reflect the correction of these errors. In the aggregate, the correction of these errors had the effect of increasing the net losses previously reported for 2023 and 2022 by $3.8 million ($0.03 per share) and $1.6 million ($0.01 per share), respectively, and reducing our previous determination of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") from continuing operations (as described below under "Non-GAAP Measures") by $2.6 million and $1.6 million for 2023 and 2022, respectively.

SUNOPTA INC.	21	December 28, 2024 Form 10-K

Refer to note 1 to the Consolidated Financial Statements for additional information regarding the revisions to our prior period financial statements.

Business Trends and Fiscal 2025 Outlook

During 2024, we experienced moderation in input cost inflation, relative to the elevated levels of recent years. We expect input cost inflation in 2025 to remain at similar levels as 2024 and we anticipate our supply chain productivity initiatives, together with modest pricing actions in 2025 will mitigate these inflationary pressures. While consumers are still experiencing higher prices across food and beverage products, we have seen unit volumes returning in 2024 as inflation slows, and we expect this trend to continue into 2025. However, the imposition of new or increased tariffs by the U.S. and/or other countries could significantly impact the cost of some of our key inputs. In response to these additional tariffs, we may need to further raise prices or incur additional expenses, which may reduce the competitiveness and level of consumption for certain of our products and negatively impact our profit margins and earnings. We will continue to evaluate the evolving political and macroeconomic environment to take action to mitigate the impact on our business.

For fiscal 2025, we are projecting higher revenues driven by organic volume growth from our beverages and snacks categories. We anticipate an improved gross margin profile on a reported basis, reflecting investments in our supply chain process to improve efficiency and output from our existing capital infrastructure in order to reduce per unit costs. The resulting increase in gross profit, together with lower SG&A spending as a percentage of revenue, is expected to drive operating income growth and improved cash flows. Additionally, by unlocking capacity from our existing assets through improved operating performance, we plan to significantly reduce the level of investment in growth capital projects in 2025.

SUNOPTA INC.	22	December 28, 2024 Form 10-K

Consolidated Results of Operations for Fiscal Years 2024 and 2023

	December 28, 2024	December 30, 2023	Change	Change
For the year ended	$	$	$	%

Revenues	723,728	626,730	96,998	15.5%
Cost of goods sold	627,424	540,730	86,694	16.0%

Gross profit	96,304	86,000	10,304	12.0%

Gross margin	13.3%	13.7%		-0.4%

Operating expenses
Selling, general and administrative expenses	79,406	78,654	752	1.0%
Intangible asset amortization	1,784	1,784	-	0.0%
Other expense (income), net	(1,833)	455	(2,288)	*
Foreign exchange loss	1,357	110	1,247	*
Total operating expenses	80,714	81,003	(289)	-0.4%

Operating income	15,590	4,997	10,593	212.0%

Interest expense, net	24,908	26,909	(2,001)	-7.4%
Other non-operating expense	686	-	686	*

Loss from continuing operations before income taxes	(10,004)	(21,912)	11,908	54.3%
Income tax expense	1,470	3,269	(1,799)	-55.0%

Loss from continuing operations	(11,474)	(25,181)	13,707	54.4%
Net loss from discontinued operations	(5,919)	(153,608)	147,689	96.1%

Net loss	(17,393)	(178,789)	161,396	90.3%
Dividends and accretion on preferred stock	(539)	(1,981)	1,442	72.8%

Loss attributable to common shareholders	(17,932)	(180,770)	162,838	90.1%

* Percentage not meaningful

Revenues for the year ended December 28, 2024 increased by 15.5% to $723.7 million from $626.7 million for the year ended December 30, 2023. The change in revenues from 2023 to 2024 was due to the following:

	$	%
2023 revenues	626,730
Volume/Mix	128,962	20.6%
Price	(21,984)	-3.5%
Exit from smoothie bowls	(9,980)	-1.6%
2024 revenues	723,728	15.5%

For the year ended December 28, 2024, the 15.5% increase in revenues reflected a favorable volume/mix impact of 20.6%, partially offset by a 3.5% overall price reduction due to the pass-through of lower commodity costs for certain raw materials, together with a 1.6% revenue loss related to our exit from the smoothie bowls category in March 2024. The favorable volume/mix reflected incremental output from both our existing capital infrastructure and capital expansion projects. Additionally, new product innovation launches produced sales volume growth with existing and new customers across our beverage, broth and fruit snacks categories.

Gross profit increased $10.3 million, or 12.0%, to $96.3 million for the year ended December 28, 2024, compared with $86.0 million for the year ended December 30, 2023. Gross margin was 13.3% for the year ended December 28, 2024, compared with 13.7% for the year ended December 30, 2023, a decrease of 40 basis points.

For the year ended December 28, 2024, we incurred start-up costs of $16.3 million, compared with $18.7 million for the year ended December 30, 2023. Start-up costs for the year ended December 28, 2024, were mainly related to the scale-up of production at our plant-based beverage facility in Midlothian, Texas, including the start-up of a new high-speed Edge line, together with the impact of production downtime during the fourth quarter of 2024, to allow for the installation of new electrical switchgear to replace temporary equipment that had been put in use due to supply chain disruptions during the facility's construction. In addition, for the year ended December 28, 2024, we incurred temporary third-party haul-off charges of $4.4 million for excess wastewater produced at our Midlothian facility, due to volume constraints within our current treatment system, and we recognized direct costs, net of expected insurance recoveries, of $2.1 million related to our voluntary withdrawal in the second quarter of 2024, of certain batches of aseptically-packaged products that may have had the potential for non-pathogenic microbial contamination. Excluding the impact of start-up costs, wastewater charges and product withdrawal costs, adjusted gross margin was 16.4% for the year ended December 28, 2024, compared with 17.2% for the year ended December 30, 2023, a decrease of 80 basis points. See below under "Non-GAAP Measures" for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

SUNOPTA INC.	23	December 28, 2024 Form 10-K

The 80-basis point decrease in adjusted gross margin reflected the impact of incremental depreciation of new production equipment related to capital expansion projects ($5.5 million or 0.8% gross margin impact), together with manufacturing inefficiencies resulting from the excess wastewater and product withdrawal issues, and higher inventory reserves, partially offset by higher sales and production volumes for beverages, broths and fruit snacks driving improved plant utilization.

Operating income increased $10.6 million to $15.6 million for the year ended December 28, 2024, compared with $5.0 million for the year ended December 30, 2023. The increase in operating income reflected higher gross profit, as described above, together with a gain on sale of the smoothie bowls product line of $1.8 million, and lower business development costs and employee severance costs following the divestiture of our frozen fruit business ("Frozen Fruit") and related consolidation of our continuing operation in 2023. These factors were partially offset by increased operational productivity consultancy costs and higher variable employee compensation accruals based on performance. In addition, for the year ended December 28, 2024, we recognized an unrealized foreign exchange loss of $1.6 million on peso-denominated restricted cash held in Mexico.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense decreased by $2.0 million to $24.9 million for the year ended December 28, 2024, compared with $26.9 million for the year ended December 30, 2023. The net decrease was due to a $1.9 million increase in paid-in-kind interest income from promissory notes related to the divestiture of Frozen Fruit and a non-recurring $1.6 million loss on extinguishment of debt related to the refinancing of our credit agreement in 2023, partially offset by higher interest expense on borrowings.

Other non-operating expense of $0.7 million for the year ended December 28, 2024, reflected the loss on sale of certain trade receivables to a third-party financial institution under the Receivables Sales Program that we entered into in 2024 (as described below under "Liquidity and Capital Resources").

Income taxes were recognized at an effective rate of (14.7)% for the year ended December 28, 2024, compared with (14.9)% recognized for the year ended December 30, 2023. Our effective tax rate reflects the jurisdictional mix of earnings and recognition of a full valuation allowance against certain deferred tax assets.

Loss from continuing operations was $11.5 million for the year ended December 28, 2024, compared with a loss of $25.2 million for the year ended December 30, 2023. Diluted loss per share from continuing operations attributable to common shareholders (after accretion on preferred stock) was $0.10 for the year ended December 28, 2024, compared with a diluted loss per share (after dividends and accretion on preferred stock) of $0.24 for the year ended December 30, 2023.

We recognized a loss from discontinued operations related to Frozen Fruit of $5.9 million (diluted loss per share of $0.05) for the year ended December 28, 2024, compared with a loss of $153.6 million (diluted loss per share of $1.34) for the year ended December 30, 2023, which included pre-tax losses on the divestiture of Frozen Fruit of $5.4 million and $119.8 million recognized in 2024 and 2023, respectively. Refer to note 2 to the Consolidated Financial Statements for additional details.

We realized a loss attributable to common shareholders of $17.9 million (diluted loss per share of $0.15) for the year ended December 28, 2024, compared with a loss attributable to common shareholders of $180.8 million (diluted loss per share of $1.58) for the year ended December 30, 2023.

Adjusted earnings from continuing operations were $13.4 million, or $0.11 earnings per diluted share, for the year ended December 28, 2024, compared with adjusted earnings from continuing operations of $5.8 million, or $0.05 earnings per diluted share, for the year ended December 30, 2023.

Adjusted EBITDA from continuing operations increased $12.8 million, or 16.8%, to $88.7 million for the year ended December 28, 2024, compared with $75.9 million for the year ended December 30, 2023.

SUNOPTA INC.	24	December 28, 2024 Form 10-K

Adjusted earnings from continuing operations and adjusted EBITDA from continuing operations are non-GAAP financial measures. See below under "Non-GAAP Measures" for a reconciliation of adjusted earnings from continuing operations and adjusted EBITDA from continuing operations from loss from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Rollforward of Revenue, Gross Profit and Operating Income

For the year ended	December 28, 2024	December 30, 2023	Change	% Change

Revenues	$723,728	$626,730	$96,998	15.5%
Gross profit	96,304	86,000	10,304	12.0%
Gross margin	13.3%	13.7%		-0.4%

Operating income	$15,590	$4,997	$10,593	212.0%
Operating margin	2.2%	0.8%		1.4%

Revenues

The table below explains the $97.0 million increase in revenues from $626.7 million for the year ended December 30, 2023 to $723.7 million for the year ended December 28, 2024:

Revenues for the year ended December 30, 2023	$626,730
Sales volume growth for broths, protein shakes, teas, and plant-based beverages, partially offset by the impact of lower pass-through pricing to customers due to lower costs for certain raw materials	77,836
Sales volume growth of 30% for fruit snacks, reflecting the addition of new production and packaging capacity in 2023 to meet unfilled demand	29,142
Impact of the exit from the smoothie bowls category in March 2024	(9,980)
Revenues for the year ended December 28, 2024	$723,728

Gross Profit

The table below explains the $10.3 million increase in gross profit from $86.0 million for the year ended December 30, 2023 to $96.3 million for the year ended December 28, 2024:

Gross profit for the year ended December 30, 2023	$86,000
Higher sales and production volumes for beverages, broths, and fruit snacks, together with lower commodity costs for certain raw materials, partially offset by higher inventory reserves	19,914
Decrease in start-up costs related to capital expansion projects	2,390
Incremental depreciation related to capital expansion projects	(5,494)
Temporary excess wastewater haul-off charges, due to volume constraints within the current treatment system at our Midlothian, Texas, facility	(4,361)
Direct costs, net of expected insurance recoveries, related to the voluntary withdrawal in the second quarter of 2024, of specific batches of aseptically-packaged product that may have had the potential for non-pathogenic microbial contamination	(2,145)
Gross profit for the year ended December 28, 2024	$96,304

SUNOPTA INC.	25	December 28, 2024 Form 10-K

Operating Income

The table below explains the $10.6 million increase in operating income from $5.0 million for the year ended December 30, 2023 to $15.6 million for the year ended December 28, 2024:

Operating income for the year ended December 30, 2023	$4,997
Increase in gross profit, as explained above	$10,304
Gain on sale of smoothie bowls product line	1,800
Increased consultancy costs related to operational productivity initiatives and higher employee variable compensation based on performance, together with an unrealized foreign exchange loss of $1.6 million on peso-denominated restricted cash held in Mexico, partially offset by lower business development costs and employee severance costs following the divestiture of Frozen Fruit and related consolidation of our continuing operations in 2023	(1,511)
Operating income for the year ended December 28, 2024	$15,590

Consolidated Results of Operations for Fiscal Years 2023 and 2022

	December 30, 2023	December 31, 2022	Change	Change
For the year ended	$	$	$	%

Revenues	626,730	591,395	35,335	6.0%
Cost of goods sold	540,730	493,257	47,473	9.6%

Gross profit	86,000	98,138	(12,138)	-12.4%

Gross margin	13.7%	16.6%		-2.9%

Operating expenses
Selling, general and administrative expenses	78,654	78,469	185	0.2%
Intangible asset amortization	1,784	1,784	-	0.0%
Other expense, net	455	1,651	(1,196)	-72.4%
Foreign exchange loss (gain)	110	(107)	217	*
Total operating expenses	81,003	81,797	(794)	-1.0%

Operating income	4,997	16,341	(11,344)	-69.4%

Interest expense, net	26,909	13,156	13,753	104.5%

Earnings (loss) from continuing operations before income taxes	(21,912)	3,185	(25,097)	*
Income tax expense	3,269	896	2,373	264.8%

Earnings (loss) from continuing operations	(25,181)	2,289	(27,470)	*
Net loss from discontinued operations	(153,608)	(8,722)	(144,886)	*

Net loss	(178,789)	(6,433)	(172,356)	*
Dividends and accretion on preferred stock	(1,981)	(3,109)	1,128	36.3%

Loss attributable to common shareholders	(180,770)	(9,542)	(171,228)	*

* Percentage not meaningful

SUNOPTA INC.	26	December 28, 2024 Form 10-K

Revenues for the year ended December 30, 2023 increased by 6.0% to $626.7 million from $591.4 million for the year ended December 31, 2022. The change in revenues from 2022 to 2023 was due to the following:

	$	%
2022 revenues	591,395
Volume/Mix	19,222	3.3%
Price	16,113	2.7%
2023 revenues	626,730	6.0%

For the year ended December 30, 2023, the 6.0% increase in revenues reflected a 2.7% increase in pricing mainly reflecting the wrap-around benefit of pricing actions taken with customers in 2022 to offset inflationary cost increases, together with a favorable volume/mix impact of 3.3%. The favorable volume/mix impact reflected sales volume growth for plant-based beverages, protein shakes, and teas, together with higher sales volumes for fruit snacks and smoothie bowls. These factors were partially offset by lower external ingredient sales due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base, together with lower broth volumes.

Gross profit decreased $12.1 million, or 12.4%, to $86.0 million for the year ended December 30, 2023, compared with $98.1 million for the year ended December 31, 2022. Gross margin for the year ended December 30, 2023 was 13.7% compared to 16.6% for the year ended December 31, 2022, a decrease of 290 basis points.

For the year ended December 30, 2023, we incurred start-up costs of $18.7 million related to our new plant in Midlothian, Texas, and new extrusion and high-speed packaging lines at our fruit snacks facility in Omak, Washington, compared with $5.8 million of start-up costs incurred in 2022. Additionally, in 2023, we incurred incremental costs, net of expected recoveries, of $3.4 million related to the withdrawal of specific batches of aseptically-packaged product due to a faulty seal caused by an equipment misconfiguration by a third-party service provider. Excluding the impact of these costs, adjusted gross margin for the year ended December 30, 2023 was 17.2% compared to 17.6% for the year ended December 31, 2022, a decrease of 40 basis points. See below under "Non-GAAP Measures" for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

The 40-basis point decrease in adjusted gross margin reflected the impact of incremental depreciation of new production equipment for capital expansion projects ($8.5 million or 1.4% gross margin impact) and higher manufacturing costs, partially offset by the wrap-around benefit of pricing actions taken in 2022 to recover input cost inflation, together with a favorable mix shift in our ingredient operations, with increased internal use of oat base to support our beverage business and lower external sales.

Operating income decreased $11.3 million to $5.0 million for the year ended December 30, 2023, compared with $16.3 million for the year ended December 31, 2022. The decrease in operating income reflected lower gross profit, as described above, together with higher business development and employee severance costs in connection with the divestiture of Frozen Fruit and related consolidation of our continuing operations, partially offset by lower employee incentive compensation accruals and variable stock-based compensation expense based on performance.

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

Income taxes were recognized at an effective rate of (14.9)% for the year ended December 30, 2023, compared with 28.1% recognized for the year ended December 31, 2022, which reflected the recognition of a full valuation allowance against U.S. deferred tax assets in 2023.

Loss from continuing operations for the year ended December 30, 2023 was $25.2 million, compared with earnings of $2.3 million for the year ended December 31, 2022. Diluted loss per share from continuing operations attributable to common shareholders (after dividends and accretion on preferred stock) was $0.24 for the year ended December 30, 2023, compared with diluted loss per share of $0.01 for the year ended December 31, 2022.

SUNOPTA INC.	27	December 28, 2024 Form 10-K

We recognized a loss from discontinued operations of $153.6 million (diluted loss per share of $1.34) for the year ended December 30, 2023, compared with a loss of $8.7 million (diluted loss per share of $0.08) for the year ended December 31, 2022. The loss from discontinued operations included a pre-tax loss on the divestiture of Frozen Fruit of $119.8 million in 2023, compared with a pre-tax loss on the divestiture of our sunflower business ("Sunflower") of $23.2 million in 2022, together with an $8.2 million loss recognized in 2022 on the settlement of the purchase price allocation related to the 2020 divestiture of our global ingredients business, Tradin Organic.

We realized a loss attributable to common shareholders of $180.8 million (diluted loss per share of $1.58) for the year ended December 30, 2023, compared with a loss attributable to common shareholders of $9.5 million (diluted loss per share of $0.09) for the year ended December 31, 2022.

For the year ended December 30, 2023, adjusted earnings from continuing operations were $5.8 million, or $0.05 earnings per diluted share, compared with $5.7 million, or $0.05 earnings per diluted share, for the year ended December 31, 2022.

Adjusted EBITDA from continuing operations increased $13.8 million, or 22.3%, to $75.9 million for the year ended December 30, 2023, compared with $62.1 million for the year ended December 31, 2022.

Adjusted earnings and adjusted EBITDA are non-GAAP financial measures. See below under "Non-GAAP Measures" for a reconciliation of adjusted earnings and adjusted EBITDA from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Rollforward of Revenue, Gross Profit and Operating Income

For the year ended	December 30, 2023	December 31, 2022	Change	% Change

Revenues	$626,730	$591,395	$35,335	6.0%
Gross profit	86,000	98,138	(12,138)	-12.4%
Gross margin	13.7%	16.6%		-2.9%

Operating income	$4,997	$16,341	$(11,344)	-69.4%
Operating margin	0.8%	2.8%		-2.0%

Revenues

The table below explains the $35.3 million increase in revenues from $591.4 million for the year ended December 31, 2022 to $626.7 million for the year ended December 30, 2023:

Revenues for the year ended December 31, 2022	$591,395
Sales volume growth for plant-based beverages, protein shakes, and teas, together with the wrap-around benefit of pricing actions taken in 2022 to offset input cost inflation, partially offset by lower broth volumes	44,780
Sales volume growth for fruit snacks	15,317
Higher sales volumes for smoothie bowls	3,572
Lower external ingredient sales due to a customer transferring part of its business to a second-source supplier and increased internal demand for oat base	(28,334)
Revenues for the year ended December 30, 2023	$626,730

SUNOPTA INC.	28	December 28, 2024 Form 10-K

Gross Profit

The table below explains the $12.1 million decrease in gross profit from $98.1 million for the year ended December 31, 2022 to $86.0 million for the year ended December 30, 2023:

Gross profit for the year ended December 31, 2022	$98,138
Increase in start-up costs related to capital expansion projects	(12,968)
Incremental depreciation related to capital expansion projects	(8,494)
Incremental costs, net of expected recoveries, related to the withdrawal of specific batches of aseptically-packaged product due to a faulty seal caused by an equipment misconfiguration by a third-party service provider	(3,430)
Higher sales pricing and volume growth, together with increased internal use of oat base to support our beverage business, partially offset by higher manufacturing costs	12,754
Gross profit for the year ended December 30, 2023	$86,000

Operating Income

The table below explains the $11.3 million decrease in operating income from $16.3 million for the year ended December 31, 2022 to $5.0 million for the year ended December 30, 2023:

Operating income for the year ended December 31, 2022	$16,341
Decrease in gross profit, as explained above	($12,138)
Higher business development and employee severance costs in connection with the divestiture of Frozen Fruit and related consolidation of our continuing operations, together with a $0.4 million loss on a foreign exchange hedge in connection with the divestiture of Frozen Fruit, partially offset by lower employee incentive compensation accruals based on performance, together with lower reserves for legal settlements and losses on asset disposals	(603)
Lower variable stock-based compensation expense based on performance, together with increased forfeitures due to employee turnover	1,397
Operating income for the year ended December 30, 2023	$4,997

Liquidity and Capital Resources

On December 8, 2023, we entered into a five-year Credit Agreement providing for a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and an $85.0 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Credit Facilities"). As at December 28, 2024, $173.3 million remained outstanding under the Term Loan Credit Facility and we had utilized $39.8 million of the Revolving Credit Facility, including $5.9 million in letters of credit. For more information on our Credit Facilities, including maturity dates, see note 12 to the Consolidated Financial Statements.

On August 28, 2024, we entered into an agreement to sell, from time to time, on a revolving basis, up to $30.0 million aggregate amount of trade receivables of eligible customers to a third-party financial institution in exchange for cash proceeds (the "Receivables Sales Program" - see note 4 to the Consolidated Financial Statements). Additionally, we utilize, from time to time, supply chain finance ("SCF") programs offered by some of our major customers that allow us to sell our receivables from those customers to such customers' financial institutions. We utilize our Receivables Sales Program and our customers' SCF programs in order to be paid earlier than our payment terms with the customers provide, and at a discount rate that leverages those customers' favorable credit ratings. Utilizing these programs accelerates our cash flows and improves working capital efficiency, while providing a lower cost access to liquidity when compared to the Revolving Credit Facility. All cash flows associated with these programs are reported as operating activities on our consolidated statements of cash flows.

In connection with our efforts to extend payment terms with our major suppliers to enhance cash flows, we are financing certain purchases of goods and services through extended payables facilities, by which third-party intermediaries settle the supplier invoice on the contractual due date and issue us a short-term note payable for the face amount of the invoice, which we repay, together with interest, at a later date. As at December 28, 2024 and December 30, 2023, we had $11.1 million and $17.6 million principal amount outstanding under these facilities, respectively. Proceeds from, and repayments of, the notes payable associated with these facilities are reported as financing cash flows on our consolidated statements of cash flows.

SUNOPTA INC.	29	December 28, 2024 Form 10-K

On April 17, 2024, we eliminated the dividend rights attached to the shares of Series B-1 Preferred Stock of our subsidiary, SunOpta Foods Inc., effective from and after December 31, 2023 (see note 13 to the Consolidated Financial Statements). The elimination of the cumulative dividend of 8.0% per year results in annual savings of $1.2 million.

As at December 28, 2024, we had approximately $130 million of purchase commitments related to inventories to be used in our production processes over the next 12 months, which we intend to fund through operating cash flows, supplemented from time to time with short-term borrowings under our Revolving Credit Facility.

For information on our lease obligations, see note 8 to the Consolidated Financial Statements.

We estimate capital expenditures in 2025 of approximately $30 million to $35 million, mainly consisting of productivity and maintenance projects (including upgrades to our wastewater treatment system at our Midlothian, Texas, facility). For 2025, our estimated capital expenditures directly related to environmental projects are not expected to be material. We intend to fund the majority of our capital expenditures through operating cash flows and the Revolving Credit Facility, with the balance through long-term finance leases.

We believe that our operating cash flows, including the selective use of our Receivables Sales Program and customer SCF programs to improve collection terms, together with available borrowings under the Revolving Credit Facility and extended payable facilities, as well as anticipated access to lease financing, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing business, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us.

Cash Flows

Summarized cash flow information for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 is as follows:

				Change
	December 28, 2024	December 30, 2023	December 31, 2022	2023 to 2024	2022 to 2023
	$	$	$	$	$
Net cash flows provided by (used in):
Continuing operations:
Operating activities	52,339	3,575	30,746	48,764	(27,171)
Investing activities	(24,980)	(46,519)	(120,957)	21,539	74,438
Financing activities	(31,091)	(48,337)	96,534	17,246	(144,871)
Discontinued operations	3,990	99,356	(5,871)	(95,366)	105,227

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations increased $48.8 million from 2023 to 2024. The increase in cash provided mainly reflected improved working capital efficiency attributable to our Receivables Sales Program, together with increased operating income, driven by revenue volume growth.

Cash provided by operating activities of continuing operations decreased $27.2 million from 2022 to 2023, which reflected the impact of start-up costs related to our Midlothian, Texas, facility, and higher cash interest expense on borrowings to finance capital expenditures, and unrecovered product withdrawal and recall costs.

SUNOPTA INC.	30	December 28, 2024 Form 10-K

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations decreased $21.5 million from 2023 to 2024, which mainly reflected lower capital expenditures, together with the receipt of cash proceeds of $6.3 million from the sale of the smoothie bowls product line.

Cash used in investing activities of continuing operations decreased $74.4 million from 2022 to 2023, which reflected the completion of certain capital projects, including the construction of our new plant-based beverage facility in Midlothian, Texas.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $31.1 million for 2024, which reflected repayments of long-term debt related to completed capital projects, together with net repayments of notes payable in connection with our extended payables facilities.

Cash used in financing activities of continuing operations was $48.3 million for 2023, which reflected the repayment of approximately $78 million of debt following the divestiture of Frozen Fruit, together with reduced levels of new borrowings as capital projects, including the Midlothian, Texas, facility, were completed, partially offset by net proceeds from issuance of notes payable.

Cash provided by financing activities of continuing operations was $96.5 million for 2022, which mainly reflected debt borrowings and lease financing to fund construction activities related to capital projects.

Discontinued Operations

Net cash provided by discontinued operations was $4.0 million for 2024, which reflected remaining proceeds of $6.3 million from a short-term note receivable related to the Frozen Fruit divestiture, partially offset by the settlement of pre-divestiture obligations.

Net cash provided by discontinued operations was $99.4 million for 2023, which mainly reflected net cash consideration of approximately $92 million received from the divestiture of Frozen Fruit.

Net cash used by discontinued operations was $5.9 million for 2022, which mainly reflected the final settlement of the purchase price allocation and other post-closing matters in connection with the divestiture of Tradin Organic in 2020.

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

Income Taxes

Deferred tax assets and liabilities are recognized for future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We record valuation allowances when it is likely that all or a portion of a deferred tax asset will not be realized. Our valuation allowances mainly relate to deferred tax assets for U.S. federal and state operating losses and Canadian federal capital losses. Changes in valuation allowances from period to period are included in our income tax provision in the period of change. In determining whether a valuation allowance is required, we consider many factors, including the specific tax jurisdiction, both historical and projected future earnings of our business, loss carryback and carryforward periods, and tax planning strategies. Many of the judgments made in recording valuation allowances involve assumptions and estimates that are highly subjective and, due to changes in facts and circumstances, differences between actual future events and prior assumptions and estimates could result in adjustments to these valuation allowances.

SUNOPTA INC.	31	December 28, 2024 Form 10-K

Contingencies

We are subject to loss contingencies, including various legal and regulatory proceedings, and asserted and potential claims that arise in the ordinary course of business. Provisions for loss contingencies are recorded when we determine that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Potential insurance recoveries in connection with recognized loss contingencies are recognized in the period in which such recoveries are determined to be probable of realization. In establishing our estimates for loss contingencies and related recoveries, we consider past experience and input from external advisors and legal counsel. We re-evaluate our estimates for loss contingencies and related recoveries as additional information becomes available. Given the inherent uncertainties, the ultimate settlement of a contingent liability and/or related insurance receivable could differ from our estimates, which would impact our reported financial results. See note 19 of the Consolidated Financial Statements for disclosures related to recognized loss contingencies and related insurance recoveries.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in note 1 of the Consolidated Financial Statements.

Non-GAAP Measures

We have included in this MD&A measures of financial performance that are not defined by U.S. GAAP. These non-GAAP financial measures exclude specific items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. For each of these non-GAAP measures, we provide a reconciliation to the most directly comparable U.S. GAAP measure, an explanation of why management believes the non-GAAP measure provides useful information to financial statement users, and any additional purposes for which management uses the non-GAAP measure. These non-GAAP measures are presented solely to allow users to more fully assess the Company's results of operations and should not be considered in isolation of, or as substitutes for, an analysis of the Company's results as reported under U.S. GAAP. Additionally, these non-GAAP measures may be different from similar measures used by other companies.

Adjusted Gross Margin

Gross margin is a measure of gross profit (equal to revenues less cost of goods sold) as a percentage of revenues. We use a measure of adjusted gross margin that excludes non-capitalizable start-up costs that are incurred in connection with capital expansion projects. In recent years, we have undergone the largest capital expansion in our company's history, including the construction of our new plant-based beverage facility in Midlothian, Texas. As a result, start-up costs have had a significant impact on the comparability of reported gross margins in 2024, 2023 and 2022, which may obscure trends in our margin performance. Additionally, our measure of adjusted gross margin may exclude other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis.

We use the measure of adjusted gross margin to evaluate the underlying profitability of our revenue-generating activities within each reporting period. We believe that disclosing this non-GAAP measure provides users with a meaningful, consistent comparison of our profitability measure for the periods presented. However, the non-GAAP measure of adjusted gross margin should not be considered in isolation or as a substitute for gross margin calculated based on gross profit determined in accordance with U.S. GAAP. The following table presents a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP.

SUNOPTA INC.	32	December 28, 2024 Form 10-K

	Revenues	Cost of Goods Sold	Gross Profit
For the year ended	$	$	$
December 28, 2024
As reported	723,728	627,424	96,304
Adjustments:
Start-up costs(a)	1,727	(14,608)	16,335
Wastewater haul-off charges(b)	-	(4,361)	4,361
Product withdrawal costs(c)	-	(2,145)	2,145
As adjusted	725,455	606,310	119,145

Reported gross margin			13.3%
Adjusted gross margin			16.4%

	Revenues	Cost of Goods Sold	Gross Profit
For the year ended	$	$	$
December 30, 2023
As reported	626,730	540,730	86,000
Adjustments:
Start-up costs(a)	1,728	(16,997)	18,725
Product withdrawal costs(c)	-	(3,440)	3,440
As adjusted	628,458	520,293	108,165

Reported gross margin			13.7%
Adjusted gross margin			17.2%

	Revenues	Cost of Goods Sold	Gross Profit
For the year ended	$	$	$
December 31, 2022
As reported	591,395	493,257	98,138
Adjustment:
Start-up costs(a)	-	(5,757)	5,757
As adjusted	591,395	487,500	103,895

Reported gross margin			16.6%
Adjusted gross margin			17.6%

Adjusted Earnings

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

SUNOPTA INC.	33	December 28, 2024 Form 10-K

	Year Ended
	December 28, 2024		December 30, 2023		December 31, 2022
		Per Share		Per Share		Per Share
	$	$	$	$	$	$
Earnings (loss) from continuing operations	(11,474)		(25,181)		2,289
Dividends and accretion on preferred stock	(539)		(1,981)		(3,109)
Loss attributable to common shareholders	(12,013)	(0.10)	(27,162)	(0.24)	(820)	(0.01)
Adjusted for:
Start-up costs(a)	19,149		20,249		6,028
Wastewater haul-off charges(b)	4,361		-		-
Product withdrawal costs(c)	2,145		3,440		-
Unrealized foreign exchange loss on restricted cash(d)	1,607		-		-
Business development costs(e)	-		2,390		1,170
Loss on extinguishment of debt(f)	-		1,584		-
Severance costs(g)	-		897		-
Gain on sale of smoothie bowls product line(h)	(1,800)		-		-
Other(i)	(33)		471		1,651
Change in valuation allowance for deferred tax assets(j)	-		3,978		-
Net income tax on adjusting items(k)	-		-		(2,326)
Adjusted earnings from continuing operations	13,416	0.11	5,847	0.05	5,703	0.05

Adjusted EBITDA

We use a measure of adjusted EBITDA from continuing operations when assessing the performance of our operations, which we believe is useful to users' understanding of our operating profitability because it excludes non-operating expenses, such as interest, loss on sale of receivables, and income taxes, as well as non-cash expenses, such as depreciation, amortization, and stock-based compensation. In addition, our measure of adjusted EBITDA excludes other unusual items that affect the comparability of our operating performance, as identified in the preceding determination of adjusted earnings from continuing operations. We also use this measure of adjusted EBITDA to assess operating performance in connection with our employee incentive programs.

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
SUNOPTA INC.	34	December 28, 2024 Form 10-K

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

The following table presents a reconciliation of adjusted EBITDA from continuing operations from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Year Ended
	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$
Earnings (loss) from continuing operations	(11,474)	(25,181)	2,289
Interest expense, net	24,908	26,909	13,156
Loss on sale of receivables*	686	-	-
Income tax expense	1,470	3,269	896
Depreciation and amortization	36,497	31,039	23,047
Stock-based compensation	11,190	12,432	13,830
Adjusted for:
Start-up costs(a)	19,149	20,249	6,028
Wastewater haul-off charges(b)	4,361	-	-
Product withdrawal costs(c)	2,145	3,440	-
Unrealized foreign exchange loss on restricted cash(d)	1,607	-	-
Business development costs(e)	-	2,390	1,170
Severance costs(g)	-	897	-
Gain on sale of smoothie bowls product line(h)	(1,800)	-	-
Other(i)	(33)	471	1,651
Adjusted EBITDA from continuing operations	88,706	75,915	62,067

* Included in other non-operating expense.

Footnotes

(a) For 2024, start-up costs of $16.3 million were recorded as a reduction of revenues ($1.7 million) and an increase to cost of goods sold ($14.6 million). Start-up costs in 2024 were mainly related to the scale-up of production at our plant-based beverage facility in Midlothian, Texas, including the start-up of a new high-speed Edge line, as well as the impact of production downtime during the fourth quarter of 2024, to allow for the installation of new electrical switchgear to replace temporary equipment that had been put in use due to supply chain disruptions during the facility's construction. For 2023, start-up costs of $18.7 million were recorded as a reduction to revenues ($1.7 million) and an increase to cost of goods sold ($17.0 million). Start-up costs in 2023 were mainly related to the initial ramp-up of production at our Midlothian, Texas, facility, and the addition of new extrusion and high-speed packaging lines at our fruit snacks facility in Omak, Washington. Additionally, for 2024 and 2023, start-up costs included $2.8 million and $1.5 million, respectively, of consultancy fees related to operational productivity initiatives, which were recorded in SG&A expenses. For 2022, start-up costs were mainly related to the hiring and training of new employees for the Midlothian facility, and the integration of the acquired Dream and West Life brands, which are recorded in cost of goods sold ($5.7 million) and SG&A expenses ($0.3 million).

(b) For 2024, reflects temporary third-party haul-off charges for excess wastewater produced at our Midlothian, Texas, facility, due to volume constraints within our current treatment system. These charges are recorded in cost of goods sold.

(c) For 2024, reflects certain direct costs, net of expected insurance recoveries, related to the voluntary withdrawal from customers of certain batches of aseptically packaged products that may have had the potential for non-pathogenic microbial contamination. For 2023, reflects direct costs, net of expected recoveries, related to the withdrawal from customers of specific batches of aseptically-packaged product due to a faulty seal caused by an equipment misconfiguration by a third-party service provider. Product withdrawal costs are recorded in cost of goods sold.

(d) For 2024, reflects an unrealized foreign exchange loss associated with peso-denominated bank accounts in Mexico that were retained following the divestiture of Frozen Fruit. These accounts are currently subject to a judicial hold in connection with a litigation matter.

SUNOPTA INC.	35	December 28, 2024 Form 10-K

(e) For 2023, business development costs were related to the divestiture of Frozen Fruit. For 2022, these costs related to the divestitures of Frozen Fruit and Sunflower. These costs are recorded in SG&A expenses.

(f) For 2023, reflects a loss on the extinguishment of debt in connection with the refinancing of our credit agreement in December 2023, which is recorded in interest expense, net.

(g) For 2023, reflects employee severance costs recognized in connection with the consolidation of our continuing operations following the divestiture of Frozen Fruit, which are recorded in SG&A expenses.

(h) For 2024, reflects the pre-tax gain on sale of the smoothie bowls product line, which is recorded in other income.

(i) For 2024, other reflects a gain on sale of a former warehouse facility, together with gains on the settlement of certain legal matters, partially offset by accrued demolition costs related to our former roasted snack facility, which was abandoned in 2018. For 2023, other includes a $0.4 million loss on a foreign exchange hedge in connection with the divestiture of Frozen Fruit and reserves for legal settlements. For 2022, other includes exit costs related to a former fruit ingredient processing facility and reserves for legal settlements. These other amounts are recorded in other expense/income.

(j) For 2023, reflects an increase to the valuation allowance for U.S. deferred tax assets based on an assessment of the future realizability of the related tax benefits.

(k) Reflects the tax effect of the adjustments to earnings calculated based on the statutory tax rates applicable in the tax jurisdiction of the underlying adjustment, net of deferred tax valuation allowances.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at December 28, 2024, we had approximately $207 million of variable rate debt, mainly comprised of our Credit Facilities, and approximately $59 million principal amount of fixed rate debt, comprised of finance lease obligations. A one percent, or 100 basis-point, change in interest rates would have a pre-tax effect of approximately $2.1 million on our results of operations and cash flows, based on current outstanding borrowings of variable rate debt, and the fair value of the fixed-rate finance lease liabilities would increase or decrease by approximately $0.9 million.

Foreign currency risk

Our operations, assets and customers are principally located in the U.S. All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional and reporting currencies of our Canadian operations are the U.S. dollar. Our U.S. and Canadian operations also have limited exposure to foreign currency transactions since sales and purchases are predominately made in U.S. dollars. We are currently exposed to fluctuations in the exchange rate between the U.S. dollar (USD) and Mexican peso (MXN) on peso-denominated bank accounts in Mexico. A 10% change in the USD to MXN rate of exchange would have a foreign exchange gain or loss impact on our consolidated results of operations of approximately $0.7 million. With the exception of this exposure, as at December 28, 2024, a 10% change in foreign exchange rates would not have a material impact on our consolidated financial position, results of operations, or cash flows.

Price risk

Certain agricultural commodities and ingredients we use in the production of our products are exposed to market price risk, including grains, nuts, sweeteners, and flavorings. In addition, other inputs, such as packaging materials, energy, fuel, storage, and freight, are exposed to price fluctuations due to weather conditions, energy costs, fuel prices, transportation and storage demands, tariffs, environmental and other sustainability regulations, currency fluctuations, and other factors that are beyond our control. In addition, the impacts of global macroeconomic conditions have contributed to higher commodity inflation and input costs over the past few years. We currently do not utilize derivative contracts to hedge our exposure to fluctuations in input prices.

SUNOPTA INC.	36	December 28, 2024 Form 10-K

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

SUNOPTA INC.	37	December 28, 2024 Form 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 28, 2024.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 28, 2024, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on the evaluation performed, management concluded that our internal control over financial reporting was effective as of December 28, 2024 based on those criteria.

Our internal control over financial reporting as of December 28, 2024 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, as stated in its report which contains an unqualified opinion on the effectiveness of our internal control over financial reporting. This report appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 28, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	38	December 28, 2024 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SunOpta Inc.'s internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (2013 framework) (the COSO criteria). In our opinion, SunOpta Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 28, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2024 and the related notes and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

February 26, 2025

SUNOPTA INC.	39	December 28, 2024 Form 10-K

Item 9B. Other Information

Insider Trading Arrangements

During the quarter ended December 28, 2024, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Departure of Principal Officer

On February 24, 2025, the Compensation Committee of the Board of Directors of the Company accepted the resignation of Jill Barnett as Chief Administrative Officer, General Counsel and Corporate Secretary of the Company effective March 28, 2025. Ms. Barnett will be eligible to receive payments under the Company’s Short-Term Incentive Plan for 2024, which is expected to be paid out on or before April 4, 2025, and the vesting of the performance share units portion of the Company’s 2022 Long-Term Incentive Plan for 2022, which are scheduled to vest on May 5, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated herein by reference to our Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after December 28, 2024 (the "2025 Proxy Statement").

Item 11. Executive Compensation

The information required under this item is incorporated herein by reference from the 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as at December 28, 2024, with respect to our common shares that may be issued under the Company's equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by
securities holders:
2013 Stock Incentive Plan	3,991,475 (1)	$6.55 (3)	2,575,812
Employee Stock Purchase Plan	-		341,372
Equity compensation plans not approved by
securities holders	1,698,077 (2)	$3.78 (3)	-
Total	5,689,552	$5.63 (3)	2,917,184

(1) Represents common shares of the Company issuable in respect of 2,130,913 stock options, 604,490 restricted stock units ("RSUs") and 1,256,072 performance share units ("PSUs") granted under the Company's 2013 Stock Incentive Plan.

(2) Represents common shares of the Company issuable in respect of a special grants of 1,190,865 stock options, 218,404 RSUs and 288,808 PSUs.

(3) Vested RSUs and PSUs entitle the holder to receive one common share per unit without payment of additional consideration. Accordingly, these units are disregarded for purposes of computing the weighted-average exercise price.

The information related to the security ownership of certain beneficial owners and management required under this item is incorporated herein by reference from the 2025 Proxy Statement.

SUNOPTA INC.	40	December 28, 2024 Form 10-K

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item is incorporated herein by reference from the 2025 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required under this item is incorporated herein by reference from the 2025 Proxy Statement.

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

EXHIBIT INDEX

Exhibits	Description

2.1	Asset Purchase Agreement, dated as of October 12, 2023, among SunOpta Inc., Sunrise Growers Mexico, S. de R.L. de C.V., SunOpta Mx, S.A. de C.V., Sunrise Growers, Inc., Nature's Touch Frozen Fruits, LLC and Natures Touch Mexico, S. de R.L. de C.V. (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K filed on October 17, 2023).

3.1	Amalgamation of Stake Technology Ltd. and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	Certificate of Amendment, dated October 31, 2003, to change the Company's name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to Exhibit 3i(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd., dated January 1, 2004 (incorporated by reference to Exhibit 3i(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.4	Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. and Kofman-Barenholtz Foods Limited, dated January 1, 2005 (incorporated by reference to Exhibit 3i(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

3.5	Articles of Amalgamation of SunOpta Inc. and 4307623 Canada Inc., dated January 1, 2006 (incorporated by reference to Exhibit 3i(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

SUNOPTA INC.	41	December 28, 2024 Form 10-K

3.6	Articles of Amalgamation of SunOpta Inc., 4208862 SunOpta Food Ingredients Canada Ltd., 4406150 Canada Inc. and 4406168 Canada Inc., dated January 1, 2007 (incorporated by reference to Exhibit 3i(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.7	Articles of Amalgamation of SunOpta Inc. and 4460596 Canada Inc., dated January 1, 2008 (incorporated by reference to Exhibit 3i(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.9	Certificate of Amendment, dated July 10, 2013, to authorize the directors to fix the number of directors to be elected by the shareholders and to appoint one or more directors (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on July 3, 2014).

3.10	By-Law Number 15 of SunOpta Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).

4.1	Form of Certificate representing Common Shares, no par value (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed on September 2, 2011).

4.2	Shareholder Rights Plan Agreement, dated November 10, 2015, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).

4.3	Amended and Restated Shareholder Rights Plan Agreement, dated November 10, 2015, amended and restated as of April 18, 2016, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 20, 2016).

4.4	Second Amended and Restated Certificate of Incorporation of SunOpta Foods Inc., setting forth the terms of its Series B Preferred Stock, which is exchangeable for Common Shares of SunOpta Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 2020).

4.5	Articles of Amendment of SunOpta Inc., setting forth the terms of its Special Shares, Series 2 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

4.6	Amended and Restated By-Law No. 14 of SunOpta Inc. dated May 24, 2023 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2023).

4.7	Description of Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 30, 2023).

4.8	Third Amended and Restated Certificate of Incorporation of SunOpta Foods, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 18, 2024).

10.1†	SunOpta Inc. 2002 Stock Option Plan, Amended and Restated May 2011 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 24, 2011).

10.2	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2014).

SUNOPTA INC.	42	December 28, 2024 Form 10-K

10.3	Subscription Agreement, dated April 15, 2020, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2020).

10.4	Exchange and Support Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.5	Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.6	Amended and Restated Investor Rights Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.7†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 14, 2023).

10.8†	Executive Employment Agreement made as of December 1, 2023 between Brian W. Kocher and SunOpta Inc. (incorporated by reference to Exhibit 10.2 the Company's Current Report on Form 8-K filed on December 7, 2023).

10.9	Credit Agreement, dated as of December 8, 2023, among SunOpta Inc., the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, as an Issuing Bank, as the Swingline Lender and as Collateral Agent (incorporated by reference to the Company's Current Report on Form 8-K filed on December 14, 2023).

10.10	Amending Agreement between Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., OCM SunOpta Trustee LLC, SunOpta Inc. and SunOpta Foods Inc., dated as of April 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2024).

10.11†	Performance Unit Award Agreement, entered into as of January 2, 2024, between SunOpta Inc. and Brian W. Kocher (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.12†	Stock Option Award Agreement, entered into as of January 2, 2024, between SunOpta Inc. and Brian W. Kocher (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.13†	Restricted Stock Unit Award Agreement, entered into as of January 2, 2024, between SunOpta Inc. and Brian W. Kocher (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.14†	Employment Agreement, effective February 26, 2024, between SunOpta Inc. and Justin Kobler (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

SUNOPTA INC.	43	December 28, 2024 Form 10-K

10.15†	Restricted Stock Unit Award Agreement, entered into as of March 13, 2024, between SunOpta Inc. and Brian W. Kocher (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.16†	Employment Agreement, effective March 25, 2024, between SunOpta Inc. and Lauren McNamara (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.17†	Separation Agreement and Full and Final Release, by and between SunOpta Inc. and Chad Hagen, dated as of December 18, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 18, 2024).

10.18†*	SunOpta Inc. 2024 Short Term Incentive Plan.

10.19†*	SunOpta Inc. 2024 Long Term Incentive Plan.

10.20†*	2024 Performance Share Unit Award Agreement.

10.21†*	2024 Restricted Stock Unit Award Agreement.

10.22†*	2024 Incentive Stock Option Award Agreement.

19*	Insider Trading Policy.

21*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by Brian Kocher, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Greg Gaba, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Brian Kocher, Chief Executive Officer, and Greg Gaba, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

97	SunOpta Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 30, 2023).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SUNOPTA INC.	44	December 28, 2024 Form 10-K

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	45	December 28, 2024 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Greg Gaba
Greg Gaba
Chief Financial Officer

Date: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian Kocher Brian Kocher	Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
/s/ Greg Gaba Greg Gaba	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2025
/s/ Leslie Starr Leslie Starr	Chair of the Board and Director	February 26, 2025
/s/ Albert Bolles Albert Bolles	Director	February 26, 2025
/s/ Rebecca Fisher Rebecca Fisher	Director	February 26, 2025
/s/ Dean Hollis Dean Hollis	Director	February 26, 2025
/s/ David Lemmon David Lemmon	Director	February 26, 2025
/s/ Diego Reynoso Diego Reynoso	Director	February 26, 2025
/s/ Mahes Wickramasinghe Mahes Wickramasinghe	Director	February 26, 2025

SUNOPTA INC.	46	December 28, 2024 Form 10-K

SunOpta Inc.

SUNOPTA INC.	-F1-	December 28, 2024 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunOpta Inc. (the Company) as of December 28, 2024 and December 30, 2023, the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 28, 2024, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 28, 2024 and December 30, 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2024 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 28, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2025 expressed an unqualified opinion thereon.

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

SUNOPTA INC.	-F2-	December 28, 2024 Form 10-K

Revenue recognition under bill-and-hold arrangements

Description of the Matter	As discussed in Note 1 to the consolidated financial statements, the Company enters into bill-and-hold arrangements. Under bill-and-hold arrangements, the Company bills a customer for products to be delivered at a later date, control typically transfers when the product is ready for physical transfer to the customer, and the Company has a present right to payment. Total revenues was $723.7 million for the year ended December 28, 2024, a portion of which was for bill-and-hold arrangements.

We identified the evaluation of revenue recognized under bill-and-hold arrangements as a critical audit matter because of the extent of additional audit effort required to test the incremental bill-and-hold revenue recognition criteria. The incremental bill-and-hold revenue recognition criteria include the evaluation of: 1) the reason for the bill and hold arrangement; 2) the identification of the product as separately belonging to the customer; 3) the product being currently ready for physical transfer to the customer; and 4) the Company's inability to use the product or direct it to another customer.

How We Addressed the Matter in Our Audit	We evaluated the design and tested the operating effectiveness of certain internal controls over the Company's revenue recognition process, including controls related to the identification of bill-and-hold revenue transactions and whether the criteria for revenue recognition have been met based on the underlying agreements and transactions.

We examined the contracts with customers and evaluated the terms and conditions to determine whether the reason for the bill-and-hold arrangement is substantive and whether certain revenue should be recognized as bill-and-hold revenue. We further examined a sample of bill-and-hold revenue transactions to assess the incremental bill-and-hold revenue recognition criteria. Specifically, we inspected the certificate of analysis that evidences that product is ready for physical transfer and the contract terms which evidence the Company has the present right to payment. To evaluate that the Company does not have the ability to use the product or direct to another customer, we inspected underlying documentation for the same sample of bill and hold transactions to determine legal title to the product had transferred to the customer.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2021.

Minneapolis, Minnesota

February 26, 2025

SUNOPTA INC.	-F3-	December 28, 2024 Form 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$

Revenues (note 20)	723,728	626,730	591,395
Cost of goods sold	627,424	540,730	493,257
Gross profit	96,304	86,000	98,138
Selling, general and administrative expenses	79,406	78,654	78,469
Intangible asset amortization (note 9)	1,784	1,784	1,784
Other expense (income), net	(1,833)	455	1,651
Foreign exchange loss (gain)	1,357	110	(107)
Operating income	15,590	4,997	16,341
Interest expense, net (note 20)	24,908	26,909	13,156
Other non-operating expense (note 4)	686	-	-
Earnings (loss) from continuing operations before income taxes	(10,004)	(21,912)	3,185
Income tax expense (note 16)	1,470	3,269	896
Earnings (loss) from continuing operations	(11,474)	(25,181)	2,289
Net loss from discontinued operations (note 2)	(5,919)	(153,608)	(8,722)
Net loss	(17,393)	(178,789)	(6,433)
Dividends and accretion on preferred stock (note 13)	(539)	(1,981)	(3,109)
Loss attributable to common shareholders	(17,932)	(180,770)	(9,542)

Basic and diluted loss per share (note 17)
Loss from continuing operations attributable to common shareholders	(0.10)	(0.24)	(0.01)
Loss from discontinued operations	(0.05)	(1.34)	(0.08)
Loss attributable to common shareholders	(0.15)	(1.58)	(0.09)

Weighted-average common shares outstanding (000s) (note 17)
Basic	116,617	114,226	107,659
Diluted	116,617	114,226	107,659

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F4-	December 28, 2024 Form 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Loss
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022
(All dollar amounts expressed in thousands of U.S. dollars)

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$

Earnings (loss) from continuing operations	(11,474)	(25,181)	2,289
Net loss from discontinued operations	(5,919)	(153,608)	(8,722)
Net loss	(17,393)	(178,789)	(6,433)

Other comprehensive loss
Reclassification of accumulated currency translation adjustment of discontinued operations	-	(646)	-
Other comprehensive loss	-	(646)	-
Comprehensive loss	(17,393)	(179,435)	(6,433)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	December 28, 2024 Form 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at December 28, 2024 and December 30, 2023
(All dollar amounts expressed in thousands of U.S. dollars)

	December 28, 2024	December 30, 2023
	$	$

ASSETS
Current assets
Cash and cash equivalents	1,552	306
Accounts receivable, net of allowances for credit losses of $134 and $303, respectively (note 4)	46,314	63,023
Inventories (note 5)	92,798	85,070
Prepaid expenses and other current assets	14,680	23,776
Income taxes recoverable	4,114	4,717
Current assets held for sale (note 2)	-	5,910
Total current assets	159,458	182,802

Restricted cash (note 6)	7,460	8,448
Property, plant and equipment, net (note 7)	343,618	320,199
Operating lease right-of-use assets (note 8)	105,692	104,788
Intangible assets, net (note 9)	20,077	21,861
Goodwill	3,998	3,998
Other long-term assets	28,224	25,055
Total assets	668,527	667,151

LIABILITIES
Current liabilities
Accounts payable	93,362	77,467
Accrued liabilities (note 10)	17,876	22,724
Notes payable (note 11)	11,110	17,596
Income taxes payable	638	-
Current portion of long-term debt (note 12)	29,393	24,647
Current portion of operating lease liabilities (note 8)	17,055	15,808
Total current liabilities	169,434	158,242

Long-term debt (note 12)	235,798	238,883
Operating lease liabilities (note 8)	99,328	98,696
Deferred income taxes (note 16)	325	505
Total liabilities	504,885	496,326

Series B-1 preferred stock (note 13)	15,048	14,509

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 117,102,745 shares issued (December 30, 2023 - 115,953,287)	471,792	464,169
Additional paid-in capital	30,775	28,188
Accumulated deficit	(355,982)	(338,050)
Accumulated other comprehensive income	2,009	2,009
Total shareholders' equity	148,594	156,316
Total liabilities and shareholders' equity	668,527	667,151

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	December 28, 2024 Form 10-K

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the years ended December 28, 2024, December 30, 2023 and December 31, 2022
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at January 1, 2022	107,360	436,463	23,240	(147,738)	1,363	313,328
Employee share purchase plan	88	575	-	-	-	575
Stock incentive plan	462	3,310	(2,257)	-	-	1,053
Withholding taxes on stock-based awards	-	-	(1,629)	-	-	(1,629)
Stock-based compensation	-	-	13,830	-	-	13,830
Net loss	-	-	-	(6,433)	-	(6,433)
Dividends on preferred stock	-	-	-	(2,436)	-	(2,436)
Accretion on preferred stock	-	-	-	(673)	-	(673)
Balance at December 31, 2022	107,910	440,348	33,184	(157,280)	1,363	317,615
Exchange of Series B preferred stock, net of share issuance costs of $191	6,089	13,915	-	-	-	13,915
Employee share purchase plan	121	583	-	-	-	583
Stock incentive plan	1,833	9,323	(8,024)	-	-	1,299
Withholding taxes on stock-based awards	-	-	(9,404)	-	-	(9,404)
Stock-based compensation	-	-	12,432	-	-	12,432
Net loss	-	-	-	(178,789)	-	(178,789)
Dividends on preferred stock	-	-	-	(1,428)	-	(1,428)
Accretion on preferred stock	-	-	-	(553)	-	(553)
Disposition of discontinued operations	-	-	-	-	646	646
Balance at December 30, 2023	115,953	464,169	28,188	(338,050)	2,009	156,316
Employee share purchase plan	84	449	-	-	-	449
Stock incentive plan	1,066	7,174	(5,688)	-	-	1,486
Withholding taxes on stock-based awards	-	-	(2,915)	-	-	(2,915)
Stock-based compensation (note 15)	-	-	11,190	-	-	11,190
Net loss	-	-	-	(17,393)	-	(17,393)
Accretion on preferred stock	-	-	-	(539)	-	(539)
Balance at December 28, 2024	117,103	471,792	30,775	(355,982)	2,009	148,594

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F7-	December 28, 2024 Form 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022
(All dollar amounts expressed in thousands of U.S. dollars)

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net loss	(17,393)	(178,789)	(6,433)
Net loss from discontinued operations	(5,919)	(153,608)	(8,722)
Net earnings (loss) from continuing operations	(11,474)	(25,181)	2,289
Items not affecting cash:
Depreciation and amortization (note 20)	36,497	31,039	23,047
Amortization of debt issuance costs (note 20)	914	1,398	1,601
Deferred income taxes (note 16)	(180)	3,978	(296)
Stock-based compensation (note 15)	11,190	12,432	13,830
Gain on sale of smoothie bowls product line (note 3)	(1,800)	-	-
Gain on sale of property, plant and equipment	(244)	-	-
Loss on extinguishment of debt	-	1,584	-
Other	(275)	707	3,825
Changes in operating assets and liabilities, net of divestitures (note 18)	17,711	(22,382)	(13,550)
Net cash provided by operating activities of continuing operations	52,339	3,575	30,746
Net cash provided by (used in) operating activities of discontinued operations	(2,310)	11,269	29,829
Net cash provided by operating activities	50,029	14,844	60,575

Investing activities
Additions to property, plant and equipment	(31,928)	(46,125)	(125,139)
Proceeds from sale of smoothie bowls product line (note 3)	6,336	-	-
Proceeds from sale of property, plant and equipment	612	-	4,182
Cash settlement of foreign currency forward contract	-	(394)	-
Net cash used in investing activities of continuing operations	(24,980)	(46,519)	(120,957)
Net cash provided by investing activities of discontinued operations	6,300	90,551	14,133
Net cash provided by (used in) investing activities	(18,680)	44,032	(106,824)

Financing activities
Increase (decrease) in borrowings under revolving credit facilities (note 12)	2,187	(15,863)	29,640
Borrowings of long-term debt (notes 8 and 12)	1,446	199,855	90,907
Repayment of long-term debt (notes 8 and 12)	(26,953)	(95,303)	(20,085)
Repayment of asset-based credit facilities	-	(141,880)	-
Payment of debt issuance costs	-	(3,297)	(735)
Proceeds from notes payable (note 11)	129,662	102,043	-
Repayment of notes payable (note 11)	(136,148)	(84,447)	-
Proceeds from the exercise of stock options and employee share purchases	1,935	1,882	1,628
Payment of withholding taxes on stock-based awards	(2,915)	(9,404)	(1,629)
Payment of cash dividends on preferred stock (note 13)	(305)	(1,732)	(2,436)
Payment of common share issuance costs	-	(191)	-
Payment of preferred stock issuance costs	-	-	(756)
Net cash provided by (used in) financing activities of continuing operations	(31,091)	(48,337)	96,534
Net cash used in financing activities of discontinued operations	-	(2,464)	(49,833)
Net cash provided by (used in) financing activities	(31,091)	(50,801)	46,701
Increase in cash, cash equivalents and restricted cash in the period	258	8,075	452

Cash, cash equivalents and restricted cash, beginning of the year	8,754	679	227

Cash, cash equivalents and restricted cash, end of the year	9,012	8,754	679

Non-cash investing and financing activities (notes 8 and 18)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F8-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended December 28, 2024, December 30, 2023 and December 31, 2022
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

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal years 2024, 2023 and 2022 were each 52-week periods ending on December 28, 2024, December 30, 2023 and December 31, 2022, respectively. Fiscal year 2025 will be a 53-week period ending on January 3, 2026, with quarterly periods ending on March 29, 2025, June 28, 2025, and September 27, 2025.

Revision of Prior Period Financial Statements

In connection with the preparation of the Company's consolidated financial statements for fiscal 2024, management determined that certain fruit snack products produced at the Company's Niagara, Ontario, facility, had been improperly classified and reported at the time of entry into the U.S., resulting in the underpayment of duties to U.S. Customs and Border Protection ("CBP") for the period from January 2022 to December 2024. As at December 28, 2024, the Company accrued $7.4 million for duties and interest thereon estimated to be owed for the impacted periods, of which $2.9 million, $2.9 million and $1.6 million related to the years ended December 28, 2024, December 30, 2023 and December 31, 2022, respectively. As described in note 19, on February 3, 2025, the Company voluntarily reported the tariff classification change to CBP.

In accordance with ASC 250 - Accounting Changes and Error Corrections and Staff Accounting Bulletins No. 99 - Materiality and No. 108 - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, management assessed the materiality of the errors arising due to the underpayment of duties in fiscal years 2023 and 2022, and determined that the impacts were not material to the Company's previously issued consolidated financial statements for any of the prior quarters or annual periods in which they occurred, but that correcting the errors in the current period would be material to the Company's consolidated results of operations for fiscal 2024. As a result, the Company has corrected the 2023 and 2022 errors by revising the consolidated financial statements and related disclosures included herein for those prior fiscal periods. Additionally, the Company has corrected the prior fiscal period for unrelated immaterial errors originating in fiscal 2023 that were previously corrected in fiscal 2024. The Company also reclassified certain consideration payable to a customer in 2023 from cost of goods sold to a reduction in revenues and remeasured certain lease assets and liabilities recognized as at December 30, 2023.

The tables that follow present the effect of these revisions on the consolidated statements of operations and cash flows for the years ended December 30, 2023 and December 31, 2022, and on the consolidated balance sheet as at December 30, 2023. Additionally, revisions to our previously reported disclosures are reflected in notes 2 - Discontinued Operations, 7 - Property, Plant and Equipment, 8 - Leases, 12 - Long-Term Debt, 15 - Stock-Based Compensation, 16 - Income Taxes, 17 - Loss Per Share, 18 - Supplemental Cash Flow Information, and 20 - Segment Information. The effect of these revisions on the Company's previously reported unaudited quarterly consolidated results of operations is provided in note 21.

SUNOPTA INC.	-F9-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Year Ended December 30, 2023			Year Ended December 31, 2022
	As Previously Reported	Adjust- ments	As Revised	As Previously Reported	Adjust- ments	As Revised
	$	$	$	$	$	$
Consolidated Statements of Operations
Revenues	630,297	(3,567)	626,730	591,395	-	591,395
Cost of goods sold	541,680	(950)	540,730	491,665	1,592	493,257
Gross profit	88,617	(2,617)	86,000	99,730	(1,592)	98,138
Selling, general and administrative expenses	78,000	654	78,654	78,469	-	78,469
Intangible amortization	1,784	-	1,784	1,784	-	1,784
Other expense, net	455	-	455	1,651	-	1,651
Foreign exchange loss (gain)	110	-	110	(107)	-	(107)
Operating income	8,268	(3,271)	4,997	17,933	(1,592)	16,341
Interest expense, net	26,909	-	26,909	13,156	-	13,156
Earnings (loss) from continuing operations before income taxes	(18,641)	(3,271)	(21,912)	4,777	(1,592)	3,185
Income tax expense	3,269	-	3,269	896	-	896
Earnings (loss) from continuing operations	(21,910)	(3,271)	(25,181)	3,881	(1,592)	2,289
Net loss from discontinued operations	(153,108)	(500)	(153,608)	(8,722)	-	(8,722)
Net loss	(175,018)	(3,771)	(178,789)	(4,841)	(1,592)	(6,433)
Dividends and accretion on preferred stock	(1,981)	-	(1,981)	(3,109)	-	(3,109)
Loss attributable to common shareholders	(176,999)	(3,771)	(180,770)	(7,950)	(1,592)	(9,542)

Basic and diluted earnings (loss) per share:(1)
Earnings (loss) from continuing operations operations attributable to common shareholders	(0.21)	(0.03)	(0.24)	0.01	(0.01)	(0.01)
Loss from discontinued operations	(1.34)	(0.00)	(1.34)	(0.08)	-	(0.08)
Loss attributable to common shareholders	(1.55)	(0.03)	(1.58)	(0.07)	(0.01)	(0.09)

(1) The sum across of individual per share amounts may not add due to rounding.

SUNOPTA INC.	-F10-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	As at December 30, 2023
	As Previously Reported	Adjustments	As Revised
	$	$	$
Consolidated Balance Sheet
Accounts receivable	64,862	(1,839)	63,023
Inventories	83,215	1,855	85,070
Prepaid expenses and other assets	25,235	(1,459)	23,776
Total current assets	184,245	(1,443)	182,802
Property, plant and equipment, net	319,898	301	320,199
Operating lease right-of-use assets	105,919	(1,131)	104,788
Total assets	669,424	(2,273)	667,151
Accounts payable	75,761	1,706	77,467
Accrued liabilities	20,889	1,835	22,724
Current portion of long-term debt	24,346	301	24,647
Total current liabilities	154,400	3,842	158,242
Operating lease liabilities	100,102	(1,406)	98,696
Total liabilities	493,890	2,436	496,326
Additional paid-in capital	27,534	654	28,188
Accumulated deficit	(332,687)	(5,363)	(338,050)
Total shareholders' equity	161,025	(4,709)	156,316
Total liabilities and shareholders' equity	669,424	(2,273)	667,151

	Year Ended December 30, 2023			Year Ended December 31, 2022
	As Previously Reported	Adjust- ments	As Revised	As Previously Reported	Adjust- ments	As Revised
	$	$	$	$	$	$
Consolidated Statements of Cash Flows
Net loss	(175,018)	(3,771)	(178,789)	(4,841)	(1,592)	(6,433)
Net loss from discontinued operations	(153,108)	(500)	(153,608)	(8,722)	-	(8,722)
Earnings (loss) from continuing operations	(21,910)	(3,271)	(25,181)	3,881	(1,592)	2,289
Items not affecting cash:
Stock-based compensation	11,778	654	12,432	13,830	-	13,830
Changes in operating assets and liabilities, net of divestitures	(24,999)	2,617	(22,382)	(15,142)	1,592	(13,550)
Net cash provided by operating activities of continuing operations	3,575	-	3,575	30,746	-	30,746
Net cash provided by operating activities of discontinued operations	11,269	-	11,269	29,829	-	29,829
Net cash provided by operating activities	14,844	-	14,844	60,575	-	60,575

Reclassification

Commencing in 2024, the Company is reporting accrued liabilities as a separate line item on the consolidated balance sheet, rather than combined with accounts payable. Accrued liabilities as at December 30, 2023, have been reclassified from the previously reported accounts payable and accrued liabilities line item to conform to the current year presentation.
SUNOPTA INC.	-F11-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. These estimates and assumptions require judgment on the part of management and are based on the Company's historical experience and various other factors that are believed to be reasonable in the circumstances. Actual results could differ from these estimates.

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

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is an estimate of the amount of probable losses in existing accounts receivable. The Company routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. The Company closely monitors receivable balances and estimates an allowance for credit losses based on historical collection experience, and account aging analysis and trends, and evaluates the adequacy of the allowance each reporting period, considering individual customer account reviews, write-offs recorded in the period, sales forecasts and trends, and current and expected economic and customer-specific conditions. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. As at December 28, 2024, three long-term customers represented approximately 14%, 13% and 11%, respectively, of the Company's consolidated accounts receivable balance. The Company does not believe it is exposed to any significant credit risks with respect to these customers.
SUNOPTA INC.	-F12-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

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

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at the reporting unit level at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment in the fourth quarter of each fiscal year. The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company elects to quantitatively assess goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, the Company estimates the fair value of each of its reporting units using an income approach (discounted cash flow method). Goodwill impairment charges are recognized based on the excess of a reporting unit's carrying amount over its fair value. Based on the Company's qualitative assessment, it was determined that goodwill was not impaired as at December 28, 2024. Prior to fiscal 2019, the Company recognized accumulated goodwill impairment losses of $213.8 million.
SUNOPTA INC.	-F13-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

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

Stock Incentive Plan

The Company maintains a stock incentive plan under which stock options and other stock-based awards may be granted to selected employees and directors. The Company measures stock-based awards at fair value as of the date of grant. Compensation expense is recognized on a straight-line basis over vesting period of the entire stock-based award. Upon exercise, stock-based awards are settled through the issuance of common shares and are therefore treated as equity awards.

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

SUNOPTA INC.	-F14-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

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
SUNOPTA INC.	-F15-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Contingencies

The Company is subject to loss contingencies, including various legal and regulatory proceedings, and asserted and potential claims that arise in the ordinary course of business. Accruals for loss contingencies are recorded when the Company determines that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. If the estimate of the amount of the loss is a range and some amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued as a liability. If no amount within the range is a better estimate than any other amount, the minimum amount of the range is accrued as a liability.

Recent Accounting Pronouncements

Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments' significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted the annual disclosure requirements of ASU 2023-07 in the fourth quarter of 2024 (see note 20) and will adopt the interim disclosure requirements beginning with the first quarter of 2025. The adoption of ASU 2023-07 did not have any impact of the Company's consolidated financial statements.

Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential effect that ASU 2024-03 will have on its financial statement disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09.

2. Discontinued Operations

Divestiture of Frozen Fruit

On October 12, 2023 (the "Closing Date"), the Company, together with its subsidiaries Sunrise Growers, Inc. ("Sunrise Growers"), Sunrise Growers Mexico, S. de R.L. de C.V. and SunOpta Mx, S.A. de C.V ("SunOpta Mexico"), completed the sale of certain assets and liabilities of its frozen fruit business ("Frozen Fruit") pursuant to the terms of an Asset Purchase Agreement with Natures Touch Mexico, S. de R.L. de C.V. and Nature's Touch Frozen Fruits, LLC (the "Purchasers"). Included in the assets sold were frozen fruit processing facilities located in Edwardsville, Kansas, and Jacona, Mexico. At the Closing Date, the estimated aggregate purchase price comprised (i) cash consideration of $95.3 million; (ii) a short-term note receivable of $10.5 million, which was paid in five consecutive monthly installments of $2.1 million beginning 30 days following the Closing Date; (iii) secured seller promissory notes due in three years and with a stated principal amount of $20.0 million in the aggregate (the "Seller Promissory Notes"); and (iv) the assumption by the Purchasers of $15.7 million of accounts payable and accrued liabilities of Frozen Fruit.

The estimated aggregate purchase price was subject to post-closing adjustments based on a determination of the final net working capital as of the Closing Date. As at the Closing Date and December 30, 2023, the Company had recognized a $0.5 million net receivable from the Purchasers based on the Company's estimate of the final net working capital and post-closing adjustments. In the fourth quarter of 2024, the parties resolved certain disputed items in connection with the determination of the final net working capital, resulting in a net reduction in the aggregate purchase price in favor of the Purchasers of $5.1 million. The Company incurred professional fees of $0.3 million in connection with the dispute arbitration process, which together with the reduction in the aggregate purchase price is recognized as an additional pre-tax loss on divestiture in discontinued operations on the consolidated statement of operations for the year ended December 28, 2024.

SUNOPTA INC.	-F16-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The Seller Promissory Notes bear interest at a rate per annum equal to the Secured Overnight Financing Rate ("SOFR"), determined quarterly in advance, plus a margin of 4.00% for the first year and 7.00% for the second and third years. Interest is payable quarterly in-kind. The Seller Promissory Notes mature on October 12, 2026, and outstanding principal and accrued and unpaid interest is payable on the maturity date. Upon initial recognition, the Company determined that the fair value of the Seller Promissory Notes approximated their stated principal amount and no premium or discount was recognized. As at December 28, 2024 and December 30, 2023, the principal amount of the Seller Promissory Notes, together with accumulated accrued and unpaid in-kind interest of $2.5 million and $0.3 million, respectively, is recorded in other long-term assets on the consolidated balance sheets. The Seller Promissory Notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers. As at December 28, 2024 and December 30, 2023, the Company had not recorded any allowance for credit losses related to the Seller Promissory Notes.

The table below presents the major components of the results of discontinued operations reported in the consolidated statement of operations for each of the three years in the period ended December 28, 2024. The results of operations for the year ended December 31, 2022 include the divestiture of the Company's sunflower business in October 2022.

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$
Revenues	-	200,029	343,267
Cost of goods sold(1)	553	211,467	320,143
Selling, general and administrative expenses(2)	621	8,683	10,843
Intangible asset amortization	-	6,000	8,498
Other expense (income), net(3)	(378)	10,612	(2,746)
Foreign exchange loss	(101)	(3,333)	(1,641)
Interest expense, net	23	554	1,578
Earnings (loss) before loss on divestiture	(718)	(33,954)	6,592
Pre-tax loss on divestiture	(5,435)	(119,821)	(31,468)
Loss from discontinued operations before income taxes	(6,153)	(153,775)	(24,876)
Income tax benefit	(234)	(167)	(16,154)
Net loss from discontinued operations	(5,919)	(153,608)	(8,722)

(1) For the year ended December 28, 2024, cost of goods sold reflects the write down in the carrying value of frozen fruit inventory that was not acquired by the Purchasers to its estimated net realizable value. During 2024, the Company completed the disposal of the $5.9 million of frozen fruit inventory reported as held-for-sale as at December 30, 2023.

(2) For the year ended December 28, 2024, selling, general and administrative expenses include additional severance costs for former employees of Frozen Fruit not ultimately retained by the Purchasers, as well as the true-up of pre-divestiture profit-sharing bonuses payable to certain Mexican employees of Frozen Fruit.

(3) For the year ended December 28, 2024, other income includes insurance recoveries related to the recall of specific frozen fruit products initiated in the second quarter of 2023 (see note 19), together with gains on the settlement of certain pre-existing legal matters related to Frozen Fruit.

SUNOPTA INC.	-F17-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

3. Sale of Assets

On March 4, 2024, the Company completed the sale of the net assets related to its smoothie bowls product line, including inventories and equipment, for a cash purchase price of $6.3 million. The Company recognized a pre-tax gain on sale of $1.8 million, which is recorded in other income of continuing operations on the consolidated statement of operations for the year ended December 28, 2024.

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

The receivables sold under the Receivables Sales Program are without recourse to the Company for any customer credit risk. The Company does not retain any ongoing financial interest in the receivables sold under the Receivables Sales Program other than cash collection and administrative services. The Company has not recognized any servicing asset or liability as at December 28, 2024, as the fair values of the servicing arrangement and the fees earned are not considered material to the consolidated financial statements.

Receivables sold under the Receivables Sales Program are accounted for as sales of financial assets. The sold receivables are derecognized from accounts receivable on the Company's consolidated balance sheet at the time of sale to the Purchaser. The loss on sale of the sold receivables, representing the discount taken by the Purchaser, together with upfront transaction costs incurred by the Company in connection with the Agreement, amounted to $0.7 million for the period from August 28, 2024 to December 28, 2024, which is included in other non-operating expense on the consolidated statement of operations for the year ended December 28, 2024. Cash proceeds received from the Purchaser are classified as an operating activity in the consolidated statements of cash flows.

The following table summarizes activity related to the Receivables Sales Program:

Year Ended
December 28, 2024
$
Opening receivables balance sold to the Purchaser	-
Sale of receivables	62,021
Cash collected and remitted to the Purchaser	(37,035)
Closing receivables balance sold to the Purchaser(1)	24,986
Cash collected and not remitted to the Purchaser(2)	(13,575)
Outstanding receivables sold	11,411

(1) For the year ended December 28, 2024, the Company recorded an increase of $25.0 million to cash flows from operating activities of continuing operations from receivables sold under the Receivables Sales Program, which is reflected in the consolidated statement of cash flows.

(2) Cash collected from customers on behalf of but not yet remitted to the Purchaser is included in accounts payable on the consolidated balance sheet as at December 28, 2024, with changes in such obligations reflected as operating activities in the consolidated statements of cash flows. There are no restrictions under the Agreement on the Company's use of the cash collected prior to the time it is due to be remitted to the Purchaser.

SUNOPTA INC.	-F18-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

5. Inventories

	December 28, 2024	December 30, 2023
	$	$
Raw materials and work-in-process	51,422	52,419
Finished goods	46,843	39,461
Inventory reserve	(5,467)	(6,810)
	92,798	85,070

The change in the inventory reserve for the years ended December 28, 2024 and December 30, 2023 is comprised as follows:

	December 28, 2024	December 30, 2023
	$	$
Balance, beginning of year	6,810	3,298
Additions to reserve during the year	11,966	9,255
Reserves applied and inventories written off during the year	(13,309)	(5,743)
Balance, end of year	5,467	6,810

6. Restricted Cash

Restricted cash relates to certain bank accounts in Mexico that were retained following the divestiture of Frozen Fruit, which are subject to a judicial hold in connection with a litigation matter. Restricted cash has been classified as non-current on the consolidated balance sheets as at December 28, 2024 and December 30, 2023, as the Company cannot predict the timing of when this matter may be resolved.

7. Property, Plant and Equipment

The major components of property, plant and equipment as at December 28, 2024 and December 30, 2023 were as follows:

	December 28, 2024			December 30, 2023
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

	$	$	$	$	$	$
Land	203	-	203	238	-	238
Buildings	105,080	25,744	79,336	102,211	21,641	80,570
Machinery and equipment	374,808	121,508	253,300	323,954	95,254	228,700
Enterprise software	14,983	5,916	9,067	16,847	8,156	8,691
Office furniture and equipment	3,913	2,299	1,614	3,568	1,715	1,853
Vehicles	405	307	98	405	258	147
	499,392	155,774	343,618	447,223	127,024	320,199

As at December 28, 2024, property, plant and equipment included construction in process assets of $18.6 million (December 30, 2023 - $33.3 million) and $12.6 million (December 30, 2023 - $11.1 million) of spare parts inventory. The Company did not capitalize any interest expense as part of the construction cost of property, plant and equipment for the year ended December 28, 2024, compared with $0.3 million and $1.2 million for the years ended December 30, 2023 and December 31, 2022, respectively.

SUNOPTA INC.	-F19-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

8. Leases

The Company leases certain manufacturing plants, warehouses, offices, and machinery and equipment. At the lease commencement date, the Company classifies a lease as a finance lease if it has the right to obtain substantially all of the economic benefits from the right-of-use assets, otherwise the lease is classified as an operating lease. The Company's leases have noncancelable lease terms of less than one year to approximately 15 years and typically require fixed monthly rental payments that may be adjusted annually to give effect to inflation. Real estate leases typically provide the Company options to extend the leases for up to 15 years. Finance leases for machinery and equipment typically include nominal purchase options at the end of the lease term that are reasonably certain of being exercised at the lease commencement date. Machinery and equipment operating leases typically include purchase options for the fair market value of the underlying asset at the end of the lease term, which are uncertain of being exercised at the lease commencement date.

The following tables present supplemental information related to leases:

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$
Lease Costs
Operating lease cost	18,243	14,856	13,044
Finance lease cost:
Depreciation of right-of-use assets	8,541	13,441	9,816
Interest on lease liabilities	5,455	9,310	5,136
Total finance lease cost	13,996	22,751	14,952

	December 28, 2024	December 30, 2023
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	105,692	104,788

Current portion of operating lease liabilities	17,055	15,808
Operating lease liabilities	99,328	98,696
Total operating lease liabilities	116,383	114,504

Finance leases:
Property, plant and equipment, gross	100,481	81,724
Accumulated depreciation	(23,514)	(18,319)
Property, plant and equipment, net	76,967	63,405

Current portion of long-term debt	20,393	15,647
Long-term debt	38,528	37,284
Total finance lease liabilities	58,921	52,931
SUNOPTA INC.	-F20-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$
Cash Flow Information
Cash paid (received) for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	17,268	13,852	12,320
Operating cash flows from finance leases	5,455	9,310	5,136
Financing cash flows from finance leases
Cash paid under finance leases(1)	20,203	89,087	19,903
Cash received under finance leases(2)	(1,446)	(6,568)	(58,764)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	10,227	35,601	47,544
Finance leases	24,746	9,952	31,466

Right-of-use assets and liabilities reduced through lease terminations or modifications:
Operating leases	-	(914)	(4,060)

(1) Represents repayments under finance leases recorded as a reduction of the lease liability and reported in repayment of long-term debt on the consolidated statements of cash flows.

(2) Represents cash advances received by the Company under finance leases for the construction of right-of-use assets controlled by the Company, which is reported in borrowings of long-term debt on the consolidated statements of cash flows.

	December 28, 2024	December 30, 2023	December 31, 2022
Other Information
Weighted-average remaining lease term (years):
Operating leases	11.2	12.0	12.8
Finance leases	3.1	3.2	3.5

Weighted-average discount rate:
Operating leases	8.5%	8.6%	8.7%
Finance leases	9.6%	7.9%	8.2%

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
2025	17,608	24,547
2026	16,755	23,280
2027	15,770	11,224
2028	15,293	8,095
2029	13,750	1,674
Thereafter	154,473	-
Total lease payments	233,649	68,820
Less: imputed interest	(117,266)	(9,899)
Total lease liabilities	116,383	58,921
SUNOPTA INC.	-F21-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as at December 28, 2024 and December 30, 2023 were as follows:

	December 28, 2024			December 30, 2023
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
	$	$	$	$	$	$
Brand names	25,073	6,189	18,884	25,073	4,517	20,556
Customer relationships	2,251	1,058	1,193	2,251	946	1,305
	27,324	7,247	20,077	27,324	5,463	21,861

Amortization expense associated with intangible assets in each of the next five fiscal years and thereafter is as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	$	$	$	$	$	$	$
Amortization expense	1,784	1,784	1,784	1,784	1,784	11,157	20,077

10. Accrued Liabilities

	December 28, 2024	December 30, 2023
	$	$
Payroll and benefits	12,935	11,841
Accrued interest	1,435	1,379
Accrued severance costs	-	1,273
Accrued product recall-related costs	-	1,250
Dividends payable on preferred stock	-	304
Other accruals	3,506	6,677
	17,876	22,724

11. Notes Payable

The Company finances certain purchases of trade goods and services through third-party extended payables facilities. Under these facilities, third-party intermediaries advance the amount of the scheduled payment to the supplier based on the invoice due date and issue a short-term note payable to the Company for the face amount of the supplier invoice. Interest accrues on the note payable from the contractual payment date of the supplier invoice to the extended due date of the note payable, as specified by the negotiated terms of each facility. The Company does not maintain any form of security with the third-party intermediaries. As at December 28, 2024 and December 30, 2023, the Company had outstanding principal payment obligations to the third-party intermediaries of $11.1 million and $17.6 million in the aggregate, respectively, which is recorded as notes payable on the Company's consolidated balance sheets. Proceeds from, and repayments of the notes payable associated with, these facilities are reported as financing cash flows on the Company's consolidated statements of cash flows.

SUNOPTA INC.	-F22-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

12. Long-Term Debt

	December 28, 2024	December 30, 2023
	$	$
Term loan facility	173,250	180,000
Revolving credit facility	33,937	31,751
Less: Unamortized debt issuance costs	(917)	(1,152)
Total credit facilities	206,270	210,599
Finance lease liabilities (see note 8)	58,921	52,931
Total debt	265,191	263,530
Less: current portion	29,393	24,647
Total long-term debt	235,798	238,883

Scheduled maturities of long-term debt, including finance lease liabilities, are as follows:

$
2025	35,797
2026	36,780
2027	24,724
2028	177,032
2029	1,674
Total gross maturities	276,007
Less: imputed interest on finance lease liabilities	(9,899)
Less: debt issuance costs	(917)
Total debt	265,191

Credit Facilities

On December 8, 2023, the Company entered into a five-year Credit Agreement (the "Credit Agreement") providing for (i) a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and (ii) an $85.0 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Credit Facility, the "Credit Facilities"). The Revolving Credit Facility includes $30.0 million of borrowing capacity available for letters of credit and provides for borrowings of up to $10.0 million on same-day notice including in the form of swingline loans. As at December 28, 2024, $5.9 million in letters of credit were issued but undrawn under the Revolving Credit Facility.

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

Borrowings under the Credit Facilities bear interest at a margin over various reference rates, including a base rate (as defined in the Credit Agreement) and SOFR, selected at the option of the Company. The margin for the Credit Facilities is set quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter and will range from 1.00% to 2.25% with respect to base rate loans and from 2.00% to 3.25% for SOFR loans. For the year ended December 28, 2024, the weighted-average interest rate on outstanding borrowings under the Credit Facilities was 7.98%. In addition, the Company is required to pay an undrawn fee under the Revolving Credit Facility quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter ranging from 0.20% to 0.40% on the undrawn revolving commitments thereunder. The Company is also required to pay customary letter of credit fees, to the extent letters of credit are issued and outstanding under the Revolving Credit Facility.

SUNOPTA INC.	-F23-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

All obligations under the Credit Facilities are unconditionally guaranteed by the Company and substantially all of the Company's existing and future direct and indirect wholly-owned material restricted subsidiaries organized in the U.S. and Canada (the "Subsidiary Guarantors") and, subject to certain exceptions and qualifications, such obligations are secured by first priority security interest in substantially all of the tangible and intangible assets of the Company and Subsidiary Guarantors.

The Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability to: create liens on assets; sell assets and enter into sale and leaseback transactions; pay dividends, prepay contractually subordinated indebtedness and make other restricted payments; incur additional indebtedness and make guarantees; make investments, loans or advances, including acquisitions; engage in certain transactions with affiliates; fundamentally change the character of the Company's business; enter into contractual obligations that restrict the ability of the Company or any Subsidiary Guarantor to grant a lien on its assets in favor of the lenders and other secured creditors under the Credit Facilities; and engage in mergers or consolidations. In addition, the Company is required to (i) maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 as of the end of each quarterly test period and (ii) maintain a maximum consolidated total net leverage ratio of 4.00 to 1.00 for each quarterly test period prior to the fiscal quarter ending December 31, 2024, 3.75 to 1.00 for each quarterly test period from the fiscal quarter ending December 31, 2024 through the fiscal quarter ending September 30, 2025, and 3.50 to 1.00 for each quarterly test period for the fiscal quarter ending December 31, 2025 and thereafter; provided that, if the Company consummates an acquisition for consideration in excess of $50 million in any quarterly test period, then the maximum consolidated total net leverage ratio may, at the election of the Company (on no more than two occasions), be increased to the lesser of (x) 4.25 to 1.00 and (y) the then applicable maximum consolidated leverage ratio plus 0.50 to 1.00, for the end of the four succeeding quarterly test periods.

The Credit Facilities also contain certain customary affirmative covenants and events of default. As at December 28, 2024, the Company was in compliance with all covenants of the Credit Agreement.

13. Series B-1 Preferred Stock

As at December 28, 2024, the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), had 15,000 shares of Series B-1 Preferred Stock ("Series B-1 Preferred Stock") issued and outstanding with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree"). As at December 28, 2024, the aggregate liquidation preference of the Series B-1 preferred stock was $15.2 million, or approximately $1,015 per share. The carrying value of the Series B-1 Preferred Stock, net of unamortized issuance costs, is being accreted to the liquidation preference through charges to accumulated deficit, which amounted to $0.5 million for the year ended December 28, 2024 (December 30, 2023 - $0.6 million).

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

As at December 28, 2024, the Company had 2,932,453 Special Shares, Series 2 issued and outstanding, all of which are held by Oaktree. The Special Shares, Series 2 serve as a mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock and entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holder of the Common Shares, voting together as a single class, subject to certain exemptions. As a result of a permanent voting cap, the number of Special Shares, Series 2 issued to Oaktree at any time, when taken together with any other voting securities Oaktree then controls, cannot exceed 19.99% of the votes eligible to be cast by all security holders of the Company.

SUNOPTA INC.	-F24-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

14. Common Shares

The Company is authorized to issue an unlimited number of Common Shares without par value and an unlimited number of special shares without par value.

15. Stock-Based Compensation

On May 28, 2013, the Company's shareholders approved the 2013 Stock Incentive Plan, as amended (the "2013 Plan"), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs") to selected employees and directors of the Company. As at December 28, 2024, 2,575,812 securities remained available for issuance under the 2013 Plan.

Additionally, on January 2, 2024, the Company granted special one-time awards of 144,404 RSUs, 288,808 PSUs and 230,804 stock options to Brian Kocher in connection with his appointment as the Company's Chief Executive Officer effective January 2, 2024. On March 13, 2024, the Company granted Mr. Kocher an additional 74,000 RSUs, equal to the number of Common Shares purchased by Mr. Kocher on the open market within the 75-day period after his employment began.

Stock options, RSUs and PSUs granted under the 2013 Plan, together with the corresponding special one-time awards granted to Mr. Kocher, are reflected in the tables below.

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, stock-based compensation of $11.2 million, $12.4 million and $13.8 million was recorded in selling, general and administrative expenses on the consolidated statements of operations.

Stock Options

Stock options granted to employees during the three-year period ended December 28, 2024, vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the shares on the day prior to the grant date. Any consideration paid on the exercise of stock options is credited to capital stock.

The following table summarizes stock option activity for the year ended December 28, 2024:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Stock options	exercise price	term (years)	intrinsic value
Outstanding, beginning of year	3,348,103	$5.63
Granted	485,914	6.10
Exercised	(238,759)	4.80
Forfeited	(137,862)	6.53
Expired	(135,618)	9.25
Outstanding, end of year	3,321,778	$5.56	2.8	$8,252
Exercisable, end of year	2,678,564	$5.43	1.3	$7,146

The total intrinsic value of stock options exercised during the year ended December 28, 2024 was $0.5 million.

SUNOPTA INC.	-F25-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes non-vested stock option activity during the year ended December 28, 2024:
		Weighted-
		average grant-
	Stock options	date fair value
Non-vested, beginning of year	1,222,991	$3.67
Granted	485,914	3.85
Vested	(966,211)	3.66
Forfeited	(99,480)	3.90
Non-vested, end of year	643,214	$3.77

The weighted-average grant-date fair values of all stock options granted in the years ended December 28, 2024, December 30, 2023 and December 31, 2022, were $3.85, $3.87 and $3.49, respectively, using a Black-Scholes option pricing model with the following assumptions:

	December 28, 2024	December 30, 2023	December 31, 2022
Grant-date stock price	$6.10	$6.29	$5.91
Dividend yield(a)	0%	0%	0%
Expected volatility(b)	65.7%	63.5%	61.6%
Risk-free interest rate(c)	4.3%	4.1%	3.0%
Expected life of options (years)(d)	6.0	6.0	6.0

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

Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $1.6 million as at December 28, 2024, which will be amortized over a weighted-average remaining vesting period of 1.9 years.

The following table summarizes stock options outstanding and exercisable as at December 28, 2024:

			Weighted-
			average
			remaining	Weighted-		Weighted-
Exercise price range		Outstanding	contractual life	average exercise	Exercisable	average exercise
Low	High	options	(years)	price	options	price
$3.25	$4.05	973,221	0.3	$3.36	973,221	$3.36
4.06	5.73	340,984	7.5	5.32	110,180	4.85
5.74	6.13	1,267,054	1.7	5.91	1,182,804	5.91
6.14	6.60	461,170	7.2	6.44	144,460	6.35
6.61	14.77	279,349	3.0	10.50	267,899	10.62
		3,321,778	2.8	$5.56	2,678,564	$5.43

SUNOPTA INC.	-F26-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Restricted Stock Units

RSUs granted to employees vest ratably on each of the first through third anniversaries of the grant date and RSUs granted to directors vest 100% on the first anniversary of the grant date. Each vested RSU entitles the employee or director to receive one Common Share without payment of additional consideration. Non-employee directors may elect to defer receipt of Common Shares until their departure from the Board of Directors. The weighted-average grant-date fair values of all RSUs granted in the years ended December 28, 2024, December 30, 2023 and December 31, 2022, were $6.17, $5.88 and $6.40, respectively, based on the closing price of the Common Shares on the grant dates.

The following table summarizes non-vested RSU activity during the year ended December 28, 2024:

		Weighted-
		average grant-
	RSUs	date fair value
Non-vested, beginning of year	580,177	$6.64
Granted	690,495	6.17
Vested	(367,178)	7.14
Forfeited	(115,430)	6.02
Non-vested, end of year	788,064	6.08
Vested and deferred	34,830	5.74
Outstanding, end of year	822,894	$6.07

The total intrinsic value of RSUs that vested during the year ended December 28, 2024 was $2.1 million. Total compensation costs related to non-vested RSU awards not yet recognized as an expense was $3.1 million as at December 28, 2024, which will be amortized over a weighted-average remaining vesting period of 1.9 years.

Performance Share Units

Performance Conditions

The vesting of PSUs granted to selected employees under the Company's annual Short-Term Incentive Plan ("STIP") is dependent on the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization. For PSUs granted to selected employees under the Company 2024 Long-Term Incentive Plan ("LTIP"), the vesting of one-half of the PSUs is contingent on the achievement of compound annual growth rate ("CAGR") benchmarks for revenue during the three-year performance period commencing January 1, 2024 and continuing through December 31, 2026, and the vesting of the other one-half of the PSUs is contingent on the achievement of return on invested capital ("ROIC") benchmarks within the same performance period. The percentage of vested LTIP PSUs may range from 0% to 200% based on the Company's achievement of the predetermined CAGR and ROIC benchmarks. Each vested performance condition PSU entitles the employee to receive one Common Share without payment of additional consideration, subject to the employee's continued employment through the vesting date.

SUNOPTA INC.	-F27-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The weighted-average grant-date fair values of performance condition PSUs granted during the years ended December 28, 2024, December 30, 2023 and December 31, 2022, were $6.49, $6.96 and $5.45, respectively, based on the closing price of the Common Shares on the grant dates. The following table summarizes non-vested performance condition PSU activity during the year ended December 28, 2024:
	Performance	Weighted-
	Condition	average grant-
	PSUs	date fair value
Non-vested, beginning of year	1,000,896	$6.95
Granted	918,207	6.49
Vested	(818,504)	6.94
Cancelled or forfeited	(309,558)	6.73
Non-vested, end of year	791,041	$6.51

The total intrinsic value of performance condition PSUs that vested during the year ended December 28, 2024 was $5.6 million.

Each reporting period, the number of unvested performance condition PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized. As at December 28, 2024, the compensation cost not yet recognized as an expense for these PSUs that are expected to vest was $2.1 million, which will be amortized over a weighted-average remaining vesting period of 1.4 years.

Market Conditions

The vesting of PSUs granted to employees under the Company's 2023 and 2022 LTIP, and the special one-time PSUs granted to Mr. Kocher, are dependent on the Company's total shareholder return ("TSR") performance relative to food and beverage companies in a designated index during a three-year performance period commencing on January 1 of the year of grant, and the employee's continued employment with the Company through the vesting dates. The TSR for the Company and each of the companies in the designated index are calculated at the end of the applicable three-year performance period using a 20-trading day average closing price as of December 31. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested market condition PSU entitles the employee to receive one Common Share without payment of additional consideration.

The grant-date fair values of market condition PSUs granted in the years ended December 28, 2024, December 30, 2023 and December 31, 2022, were $7.73, $7.00 and $8.48, respectively, using a Monte Carlo valuation model with the following assumptions:

	December 28, 2024	December 30, 2023	December 31, 2022
Grant-date stock price	$5.54	$6.35	$5.91
Dividend yield	0%	0%	0%
Expected volatility(a)	58.4%	55.5%	67.8%
Risk-free interest rate(b)	4.1%	4.7%	2.8%
Expected life (in years)(c)	3.0	2.5	2.7

(a) Determined based on the historical volatility of the Common Shares over the performance period of the PSUs.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the performance period of the PSUs.

(c) Determined based on the performance period of the PSUs.
SUNOPTA INC.	-F28-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarized non-vested market condition PSU activity during the year ended December 28, 2024:
	Market	Weighted-
	Condition	average grant-
	PSUs	date fair value
Non-vested, beginning of year	556,680	$9.00
Granted	288,808	7.73
Vested	-	-
Forfeited	(91,649)	14.67
Non-vested, end of year	753,839	$7.82

Total compensation costs related to non-vested market condition PSUs not yet recognized as an expense was $2.1 million as at December 28, 2024, which will be amortized over a weighted-average remaining vesting period of 2.0 years.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby employees can purchase common shares through payroll deductions. For the year ended December 28, 2024, the Company's employees purchased 84,194 Common Shares (December 30, 2023 - 120,666; December 31, 2022 - 87,850) for total proceeds of $0.4 million (December 30, 2023 - $0.6 million; December 31, 2022 - $0.6 million). As at December 28, 2024, 341,372 Common Shares remained available to be granted under this plan.

16. Income Taxes

The income tax expense differs from the amount that would have resulted from applying the combined Canadian federal and provincial statutory income tax rate to earnings (loss) from continuing operations before income taxes due to the following:

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$
Earnings (loss) from continuing operations before income taxes	(10,004)	(21,912)	3,185
Canadian statutory rate	26.5%	26.5%	26.5%
Income tax expense (benefit) at statutory rate	(2,651)	(5,807)	844
Stock-based compensation	1,392	(607)	1,054
Change in valuation allowance	2,534	6,607	(49)
Disallowed executive compensation	140	2,372	367
Foreign tax rate differential	(29)	107	(156)
Change in enacted tax rates	6	90	(9)
Other	78	507	(1,155)
Income tax expense	1,470	3,269	896

The components of earnings (loss) from continuing operations before income taxes are shown below:

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$
Canada	(10,470)	(12,709)	(13,102)
U.S.	1,011	(9,203)	16,287
Mexico	(545)	-	-
Earnings (loss) from continuing operations before income taxes	(10,004)	(21,912)	3,185

SUNOPTA INC.	-F29-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of income tax expense are shown below:

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$
Current income tax expense (benefit):
Canada	113	(32)	84
U.S.	213	(677)	1,108
Mexico	1,324	-	-
	1,650	(709)	1,192

Deferred income tax expense (benefit):
Canada	-	-	-
U.S.	-	3,978	(296)
Mexico	(180)	-	-
	(180)	3,978	(296)
Income tax expense	1,470	3,269	896

Deferred income taxes of the Company are comprised of the following:

	December 28, 2024	December 30, 2023
	$	$
Loss and credit carryovers	52,021	44,671
Lease liabilities	29,771	30,801
Interest expense limitation (163j)	19,970	15,906
Stock-based compensation	1,431	1,625
Inventory basis differences	1,351	3,723
Right-of-use lease assets	(28,374)	(29,691)
Property, plant and equipment and intangible assets	(24,892)	(18,537)
Other	5,945	3,068
	57,223	51,566
Less: valuation allowance	57,548	52,071
Deferred income tax liability	(325)	(505)

The components of the deferred income tax liability are shown below:

	December 28, 2024	December 30, 2023
	$	$
Canada	(325)	(325)
U.S.	-	-
Mexico	-	(180)
Deferred income tax liability	(325)	(505)

SUNOPTA INC.	-F30-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The components of the deferred income tax valuation allowance are as follows:

	December 28, 2024	December 30, 2023
	$	$
Balance, beginning of year	52,071	5,262
Increase in valuation allowance	5,477	46,809
Balance, end of year	57,548	52,071

The following table details the Company's tax attributes as at December 28, 2024, primarily related to net operating losses, tax credits and capital losses for which it has recorded deferred tax assets:

	Gross attribute amount	Net attribute amount	Expiration years
Tax Attributes
Net operating losses - Canada	$5,952	$1,577	2040-2041
Net operating losses - U.S. Federal	171,565	36,029	2037 and indefinite
Net operating losses - U.S. State	145,853	6,680	2027-2044 and indefinite
Net operating losses - Other	2,194	658	2028
Federal credits - Canada	-	255	N/A
Federal credits - U.S.	-	3,042	2031-2044
State credits - U.S.	-	92	2025-2026
Federal capital loss - Canada	27,838	3,689	N/A
Total		$52,021

The Company records net deferred tax assets to the extent it believes these assets will more likely than not be realized. In making such determinations, the Company considers all available positive and negative evidence, including future reversals of existing temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, as at December 28, 2024, a valuation allowance of $57.5 million (December 30, 2023 - $52.1 million) had been recorded against certain assets to reduce the net benefit recorded in the consolidated financial statements.

As the undistributed earnings of the Company's non-Canadian affiliates and associated companies are considered to be indefinitely reinvested, no provision for deferred taxes has been provided thereon.

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, the Company did not identify any material uncertain tax positions or recognize any related tax benefits. The Company believes it has adequately examined its tax positions taken or expected to be taken in a tax return; however, amounts asserted by taxing authorities could differ from the Company's positions. Accordingly, additional provisions on federal, provincial, state and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Consistent with its historical financial reporting, the Company has classified interest and penalties related to income tax liabilities, when applicable, as part of interest expense in its consolidated statements of operations, and with the related liability on the consolidated balance sheets.

The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdictions are the U.S. (including multiple states) and Canada (Ontario). The Company's 2020 through 2023 tax years (and any tax year for which available non-capital loss carryforwards were generated up to the amount of non-capital loss carryforward) remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes, and tax years 2017 through 2023 remain subject to examination by the appropriate governmental agencies for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company's consolidated financial statements.

The Organization for Economic Co-operation and Development has introduced the Pillar Two framework, which establishes a global minimum corporate tax rate of 15% for multinational enterprises with consolidated annual revenues of €750 million or more. During 2024, Canada enacted legislation to adopt Pillar Two effective for fiscal years beginning on or after December 31, 2023. The Company does not expect Pillar Two will have a material impact on its corporate income tax rate. The Company will continue to monitor legislative and regulatory developments with respect to this initiative.
SUNOPTA INC.	-F31-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

17. Loss Per Share

Basic and diluted loss per share were calculated as follows (shares in thousands):

	December 28, 2024	December 30, 2023	December 31, 2022
Numerator
Earnings (loss) from continuing operations	$(11,474)	$(25,181)	$2,289
Less: dividends and accretion on preferred stock	(539)	(1,981)	(3,109)
Loss from continuing operations attributable to common shareholders	(12,013)	(27,162)	(820)
Net loss from discontinued operations	(5,919)	(153,608)	(8,722)
Loss attributable to common shareholders	$(17,932)	$(180,770)	$(9,542)

Denominator
Basic weighted-average number of shares outstanding	116,617	114,226	107,659
Dilutive effect of the following:
Stock options and restricted stock units(1)	-	-	-
Series B-1 Preferred Stock(2)	-	-	-
Diluted weighted-average number of shares outstanding	116,617	114,226	107,659

Basic and Diluted Loss Per Share
Loss from continuing operations attributable to common shareholders	$(0.10)	$(0.24)	$(0.01)
Net loss from discontinued operations	(0.05)	(1.34)	(0.08)
Loss attributable to common shareholders	$(0.15)	$(1.58)	$(0.09)

(1) For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, 1,026,759, 1,273,093 and 2,587,501 potential common shares were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations attributable to common shareholders. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. In addition, for the years ended December 28, 2024, December 30, 2023 and December 31, 2022, stock options and RSUs to purchase or receive 1,238,722, 2,192,677 and 2,427,146 potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

(2) For the years ended December 28, 2024, December 30, 2023 and December 31, 2022, it was more dilutive to the loss per share from continuing operations to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted loss per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the approximately 6,089,333, 6,089,333 and 12,178,667 Common Shares issuable on an if-converted basis as at December 28, 2024, December 30, 2023 and December 31, 2022, respectively.
SUNOPTA INC.	-F32-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

18. Supplemental Cash Flow Information

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$
Changes in Operating Assets and Liabilities, Net of Divestitures
Accounts receivable	19,482	(2,195)	(4,948)
Inventories	(8,421)	(10,631)	(10,300)
Accounts payable	10,901	1,054	(6,046)
Other operating assets and liabilities	(4,251)	(10,610)	7,744
	17,711	(22,382)	(13,550)

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable	2,885	(436)	(4,234)
Change in accrued dividends on preferred stock	(304)	(305)	-
Change in net working capital adjustment related to the divestiture of Frozen Fruit (see note 2)	5,101	(457)	-
Change in short-term note receivable from divestiture of Frozen Fruit (see note 2)	6,300	(6,300)	-
Seller Promissory Notes issued on the divestiture of Frozen Fruit (see note 2)	-	(20,000)	-

Cash Paid
Interest	23,927	24,032	11,093
Income taxes	437	569	847

19. Commitments and Contingencies

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

U.S. Customs and Border Protection Matter

On February 3, 2025, the Company delivered a voluntary disclosure letter to CBP regarding the tariff classification of certain fruit snack products produced at the Company's Niagara, Ontario, facility. The Company disclosed to CBP that a revised tariff classification should have been utilized for previously reported shipments, resulting in the underpayment of duties to CBP for the period from January 2022 to December 2024. As at December 28, 2024, the Company accrued $7.4 million for the duties and interest thereon believed to be owed. The Company intends to submit a final report to CBP by April 3, 2025. As the matter is subject to review by CBP, it is possible that the actual amount of duties and interest owed may differ from the amount presently accrued by the Company, and CBP may assess additional fines, penalties or enact other measures.

SUNOPTA INC.	-F33-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Product Withdrawal

In the second quarter of 2024, the Company conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have had the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. The Company recognized direct costs related to the withdrawal of $2.1 million, net of expected insurance recoveries, in cost of goods sold in the consolidated statement of operations. The Company is seeking to recover a portion of the withdrawal-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. As at December 28, 2024, the Company has recognized expected insurance recoveries related to the withdrawal of $7.6 million, which is included in prepaid expenses and other current assets on the consolidated balance sheet. The Company does not expect to incur any additional significant costs related to this withdrawal.

Product Recall

On June 21, 2023, the Company announced its subsidiary, Sunrise Growers, had issued a voluntary recall of specific frozen fruit products linked to pineapple provided by a third-party supplier due to possible contamination by Listeria monocytogenes. In connection with the divestiture of Frozen Fruit, the recall-related costs and estimated insurance recoveries are included in net loss from discontinued operations in the consolidated statements of operations. As at December 30, 2023, recall-related costs of $1.3 million were recorded in accounts payable on the consolidated balance sheet, which were settled during 2024. There were no significant additional direct costs associated with the recall recognized in 2024. Additionally, as at December 30, 2023, estimated insurance recoveries of $4.8 million were included in prepaid expenses and other current assets on the consolidated balance sheet. During 2024, the Company received insurance proceeds of $5.1 million, resulting in a recovery of previously recognized recall-related costs of $0.3 million, which is recognized as a gain in other income of discontinued operations. As of December 28, 2024, the Company considers all activities related to this recall to be complete.

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

20. Segment Information

Description of Operating and Reportable Segment, Identification of Chief Operating Decision Maker, and Measures of Segment Profit or Loss and Segment Assets

The Company manages its continuing operations on a company-wide basis, rather than at a product category or business unit level, thereby making determinations as to the allocation of resources as one operating and reportable segment. The Company's Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), is supported by a centralized management team based on functional area, including sales, marketing, supply chain, research and development, and quality assurance, as well as finance, legal, information technology, and administration. Only the CODM has overall responsibility and accountability for the profitability and cash flows of the Company. Using financial information at the consolidated level, including corporate and non-operating costs and expenses, the CODM makes key operating decisions, including approving annual operating plans, expanding into new markets or product categories, pursuing business acquisitions or divestitures, and initiating major capital expenditure programs. In addition, the CODM determines the allocation of resources (including personnel, productive assets, and financial resources) and capital investments to optimize operations and maximize opportunities for the Company as a whole without regard to specific product categories or business units. The CODM also uses consolidated information to establish company-wide incentive compensation targets.

SUNOPTA INC.	-F34-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The measure of segment profit or loss utilized by the CODM is earnings (loss) from continuing operations as reported on the Company's consolidated statements of operations. The CODM uses this measure of segment profit or loss to assess actual performance relative to budget and considers budget-to-actual variances when making decisions about reallocations of personnel or capital resources from those considered by the annual operating plan. The significant segment-level expense information provided to the CODM is consistent with the Company's consolidated statements of operations, as supplemented by the specified expense items disclosed in the table below. The measure of segment assets is the same as total assets reported on the Company's consolidated balance sheets. The accounting policies of the Company's operating and reportable segment are the same as those described in the Company's summary of significant accounting policies (see note 1).

Disaggregation of Revenue

The majority of the Company's products are shelf-stable packaged food and beverage products and share similar customers and distribution. The principal products that comprise the Company's product categories are as follows:

Category	Principal Products
Beverages and broths	Plant-based beverages utilizing oat, almond, soy, coconut, rice, hemp, and other bases, including Dream® and West Life™ brands; oat-based creamers, including SOWN® brand; ready-to-drink protein shakes; packaged teas and concentrates; meat and vegetable broths and stocks.
Fruit snacks	Ready-to-eat fruit snacks made from apple purée and juice concentrate in bar, bit, twist, strip and sandwich formats; cold pressed fruit bars.
Ingredients	Liquid and powder ingredients utilizing oat, soy and hemp bases.
Smoothie bowls	Ready-to-eat fruit smoothie and chia bowls topped with frozen fruit.

Revenue disaggregated by product category is as follows:

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$
Product Category
Beverages and broths	577,069	499,226	454,446
Fruit Snacks	127,328	98,186	82,869
Ingredients	17,025	17,032	45,366
Smoothie bowls(1)	2,306	12,286	8,714
Total revenues	723,728	626,730	591,395

(1) Revenues reported for the year ended December 28, 2024, reflect sales of smoothie bowls prior to March 4, 2024 (see note 3).
SUNOPTA INC.	-F35-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Specified Expense Items

The following table presents details of specified expenses provided to the CODM and included in earnings (loss) from continuing operations:

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$
Depreciation and Amortization
Depreciation expense included in cost of goods sold	29,719	24,225	15,731
Depreciation expense included in selling, general and administrative expenses	4,994	5,030	5,532
Intangible asset amortization expense	1,784	1,784	1,784
Total depreciation and amortization	36,497	31,039	23,047

Stock-Based Compensation
Stock-based compensation expense included in selling, general and administrative expenses	11,190	12,432	13,830

Interest Expense, Net
Interest expense, net of capitalized interest	26,307	24,422	11,889
Amortization of debt issuance costs	914	1,398	1,601
Loss on extinguishment of debt	-	1,584	-
Interest income	(2,313)	(495)	(334)
Interest expense, net	24,908	26,909	13,156

Geographic Information

Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended December 28, 2024, December 30, 2023 and December 31, 2022 were as follows:

	December 28, 2024	December 30, 2023	December 31, 2022
	$	$	$
Revenues from External Customers
U.S.	710,191	611,566	577,515
Canada	11,359	11,740	8,973
Other	2,178	3,424	4,907
Total revenues from external customers	723,728	626,730	591,395

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, and operating lease right-of-use assets, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at December 28, 2024 and December 30, 2023 were as follows:

	December 28, 2024	December 30, 2023
	$	$
Long-Lived Assets
U.S.	446,525	421,883
Canada	2,785	3,104
Total long-lived assets	449,310	424,987

SUNOPTA INC.	-F36-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Major Customers

Customers accounting for more than 10% of the Company's consolidated revenues from continuing operations in any of the past three fiscal years were as follows:

	December 28, 2024	December 30, 2023	December 31, 2022
Customer A	32%	35%	31%
Customer B	7%	8%	14%

21. Quarterly Consolidated Financial Information (Unaudited)

As described in Note 1 – Significant Accounting Policies – Revision of Prior Period Financial Statements, the Company has corrected errors that effected the previously reported unaudited consolidated financial statements for the first three interim periods of fiscal 2024 and each of the interim periods of fiscal 2023. The tables on the pages below present the effects of the revisions on the previously reported unaudited consolidated statements of operations for each interim period preceding the fourth quarter of 2024. The Company intends to reflect the revisions to the consolidated results of operations for each of the first three interim periods of fiscal 2024 in its Quarterly Reports to filed on Form 10-Q in fiscal 2025.

SUNOPTA INC.	-F37-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Quarter-to-Date

Fiscal 2024	Third Quarter Ended September 28, 2024
	As Previously Reported	Adjust- ments	As Revised
	$	$	$
Revenues	176,216	(360)	175,856
Cost of goods sold	152,632	356	152,988
Gross profit	23,584	(716)	22,868
Selling, general and administrative expenses	21,052	-	21,052
Intangible asset amortization	446	-	446
Other expense, net	450	-	450
Foreign exchange loss	113	-	113
Operating income	1,523	(716)	807
Interest expense, net	6,762	-	6,762
Other non-operating expense	236	-	236
Loss from continuing operations before income taxes	(5,475)	(716)	(6,191)
Income tax expense	23	-	23
Loss from continuing operations	(5,498)	(716)	(6,214)
Net loss from discontinued operations	-	-	-
Net loss	(5,498)	(716)	(6,214)
Accretion on preferred stock	(137)	-	(137)
Loss attributable to common shareholders	(5,635)	(716)	(6,351)

Basic and diluted loss per share:(1)
Loss from continuing operations attributable to common shareholders	(0.05)	(0.01)	(0.05)
Net loss from discontinued operations	-	-	-
Loss attributable to common shareholders	(0.05)	(0.01)	(0.05)

Fiscal 2024	First Quarter Ended March 30, 2024			Second Quarter Ended June 29, 2024
	As Previously Reported	Adjust- ments	As Revised	As Previously Reported	Adjust- ments	As Revised
	$	$	$	$	$	$
Revenues	182,848	1,574	184,422	170,995	(1,454)	169,541
Cost of goods sold	151,101	2,269	153,370	149,147	(798)	148,349
Gross profit	31,747	(695)	31,052	21,848	(656)	21,192
Selling, general and administrative expenses	22,988	(654)	22,334	17,784	-	17,784
Intangible asset amortization	446	-	446	446	-	446
Other income, net	(1,800)	-	(1,800)	(304)	-	(304)
Foreign exchange loss (gain)	(51)	-	(51)	1,310	-	1,310
Operating income	10,164	(41)	10,123	2,612	(656)	1,956
Interest expense, net	6,050	-	6,050	6,410	-	6,410
Earnings (loss) from continuing operations before income taxes	4,114	(41)	4,073	(3,798)	(656)	(4,454)
Income tax expense (benefit)	277	-	277	(17)	-	(17)
Earnings (loss) from continuing operations	3,837	(41)	3,796	(3,781)	(656)	(4,437)
Net loss from discontinued operations	(1,417)	500	(917)	(897)	-	(897)
Net earnings (loss)	2,420	459	2,879	(4,678)	(656)	(5,334)
Dividends and accretion on preferred stock	(433)	-	(433)	169	-	169
Earnings (loss) attributable to common shareholders	1,987	459	2,446	(4,509)	(656)	(5,165)

Basic and diluted earnings (loss) per share:(1)
Earnings (loss) from continuing operations attributable to common shareholders	0.03	(0.00)	0.03	(0.03)	(0.01)	(0.04)
Net loss from discontinued operations	(0.01)	0.00	(0.01)	(0.01)	-	(0.01)
Earnings (loss) attributable to common shareholders	0.02	0.00	0.02	(0.04)	(0.01)	(0.04)

SUNOPTA INC.	-F38-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Fiscal 2023	Third Quarter Ended September 30, 2023			Fourth Quarter Ended December 30, 2023
	As Previously Reported	Adjust- ments	As Revised	As Previously Reported	Adjust- ments	As Revised
	$	$	$	$	$	$
Revenues	152,541	-	152,541	181,624	(3,567)	178,057
Cost of goods sold	132,273	815	133,088	155,983	(2,970)	153,013
Gross profit	20,268	(815)	19,453	25,641	(597)	25,044
Selling, general and administrative expenses	18,377	-	18,377	19,597	654	20,251
Intangible asset amortization	446	-	446	446	-	446
Other expense, net	-	-	-	475	-	475
Foreign exchange loss (gain)	(37)	-	(37)	66	-	66
Operating income	1,482	(815)	667	5,057	(1,251)	3,806
Interest expense, net	7,162	-	7,162	7,518	-	7,518
Loss from continuing operations before income taxes	(5,680)	(815)	(6,495)	(2,461)	(1,251)	(3,712)
Income tax benefit	-	-	-	(709)	-	(709)
Loss from continuing operations	(5,680)	(815)	(6,495)	(1,752)	(1,251)	(3,003)
Net loss from discontinued operations	(140,143)	-	(140,143)	(9,982)	(500)	(10,482)
Net loss	(145,823)	(815)	(146,638)	(11,734)	(1,751)	(13,485)
Dividends and accretion on preferred stock	(426)	-	(426)	(429)	-	(429)
Loss attributable to common shareholders	(146,249)	(815)	(147,064)	(12,163)	(1,751)	(13,914)

Basic and diluted loss per share:(1)
Loss from continuing operations attributable to common shareholders	(0.05)	(0.01)	(0.06)	(0.02)	(0.01)	(0.03)
Net loss from discontinued operations	(1.21)	-	(1.21)	(0.09)	(0.00)	(0.09)
Loss attributable to common shareholders	(1.26)	(0.01)	(1.27)	(0.11)	(0.02)	(0.12)

Fiscal 2023	First Quarter Ended April 1, 2023			Second Quarter Ended July 1, 2023
	As Previously Reported	Adjust- ments	As Revised	As Previously Reported	Adjust- ments	As Revised
	$	$	$	$	$	$
Revenues	154,969	-	154,969	141,163	-	141,163
Cost of goods sold	130,890	538	131,428	122,534	667	123,201
Gross profit	24,079	(538)	23,541	18,629	(667)	17,962
Selling, general and administrative expenses	23,069	-	23,069	16,957	-	16,957
Intangible asset amortization	446	-	446	446	-	446
Other expense (income), net	42	-	42	(62)	-	(62)
Foreign exchange loss (gain)	(11)	-	(11)	92	-	92
Operating income (loss)	533	(538)	(5)	1,196	(667)	529
Interest expense, net	5,664	-	5,664	6,565	-	6,565
Loss from continuing operations before income taxes	(5,131)	(538)	(5,669)	(5,369)	(667)	(6,036)
Income tax expense (benefit)	(2,304)	-	(2,304)	6,282	-	6,282
Loss from continuing operations	(2,827)	(538)	(3,365)	(11,651)	(667)	(12,318)
Net earnings (loss) from discontinued operations	4,204	-	4,204	(7,187)	-	(7,187)
Net earnings (loss)	1,377	(538)	839	(18,838)	(667)	(19,505)
Dividends and accretion on preferred stock	(704)	-	(704)	(422)	-	(422)
Earnings (loss) attributable to common shareholders	673	(538)	135	(19,260)	(667)	(19,927)

Basic and diluted earnings (loss) per share:(1)
Loss from continuing operations attributable to common shareholders	(0.03)	(0.00)	(0.04)	(0.10)	(0.01)	(0.11)
Net earnings (loss) from discontinued operations	0.04	-	0.04	(0.06)	-	(0.06)
Earnings (loss) attributable to common shareholders	0.01	(0.00)	0.00	(0.17)	(0.01)	(0.17)

SUNOPTA INC.	-F39-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Year-to-Date

Fiscal 2024	First Two Quarters Ended June 29, 2024			First Three Quarters Ended September 28, 2024
	As Previously Reported	Adjust- ments	As Revised	As Previously Reported	Adjust- ments	As Revised
	$	$	$	$	$	$
Revenues	353,843	120	353,963	530,059	(240)	529,819
Cost of goods sold	300,248	1,471	301,719	452,880	1,827	454,707
Gross profit	53,595	(1,351)	52,244	77,179	(2,067)	75,112
Selling, general and administrative expenses	40,772	(654)	40,118	61,824	(654)	61,170
Intangible asset amortization	892	-	892	1,338	-	1,338
Other income, net	(2,104)	-	(2,104)	(1,654)	-	(1,654)
Foreign exchange loss	1,259	-	1,259	1,372	-	1,372
Operating income	12,776	(697)	12,079	14,299	(1,413)	12,886
Interest expense, net	12,460	-	12,460	19,222	-	19,222
Other non-operating expense	-	-	-	236	-	236
Earnings (loss) from continuing operations before income taxes	316	(697)	(381)	(5,159)	(1,413)	(6,572)
Income tax expense	260	-	260	283	-	283
Earnings (loss) from continuing operations	56	(697)	(641)	(5,442)	(1,413)	(6,855)
Net loss from discontinued operations	(2,314)	500	(1,814)	(2,314)	500	(1,814)
Net loss	(2,258)	(197)	(2,455)	(7,756)	(913)	(8,669)
Accretion on preferred stock	(264)	-	(264)	(401)	-	(401)
Loss attributable to common shareholders	(2,522)	(197)	(2,719)	(8,157)	(913)	(9,070)

Basic and diluted loss per share:(1)
Loss from continuing operations attributable to common shareholders	(0.00)	(0.01)	(0.01)	(0.05)	(0.01)	(0.06)
Net loss from discontinued operations	(0.02)	0.00	(0.02)	(0.02)	0.00	(0.02)
Loss attributable to common shareholders	(0.02)	(0.00)	(0.02)	(0.07)	(0.01)	(0.08)

SUNOPTA INC.	-F40-	December 28, 2024 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended December 28, 2024, December 30, 2023 and December 31, 2022

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Fiscal 2023	First Two Quarters Ended July 1, 2023			First Three Quarters Ended September 30, 2023
	As Previously Reported	Adjust- ments	As Revised	As Previously Reported	Adjust- ments	As Revised
	$	$	$	$	$	$
Revenues	296,132	-	296,132	448,673	-	448,673
Cost of goods sold	253,424	1,205	254,629	385,697	2,020	387,717
Gross profit	42,708	(1,205)	41,503	62,976	(2,020)	60,956
Selling, general and administrative expenses	40,026	-	40,026	58,403	-	58,403
Intangible asset amortization	892	-	892	1,338	-	1,338
Other income, net	(20)	-	(20)	(20)	-	(20)
Foreign exchange loss	81	-	81	44	-	44
Operating income	1,729	(1,205)	524	3,211	(2,020)	1,191
Interest expense, net	12,229	-	12,229	19,391	-	19,391
Loss from continuing operations before income taxes	(10,500)	(1,205)	(11,705)	(16,180)	(2,020)	(18,200)
Income tax expense	3,978	-	3,978	3,978	-	3,978
Loss from continuing operations	(14,478)	(1,205)	(15,683)	(20,158)	(2,020)	(22,178)
Net loss from discontinued operations	(2,983)	-	(2,983)	(143,126)	-	(143,126)
Net loss	(17,461)	(1,205)	(18,666)	(163,284)	(2,020)	(165,304)
Dividends and accretion on preferred stock	(1,126)	-	(1,126)	(1,552)	-	(1,552)
Loss attributable to common shareholders	(18,587)	(1,205)	(19,792)	(164,836)	(2,020)	(166,856)

Basic and diluted loss per share:(1)
Loss from continuing operations attributable to common shareholders	(0.14)	(0.01)	(0.15)	(0.19)	(0.02)	(0.21)
Net loss from discontinued operations	(0.03)	-	(0.03)	(1.26)	-	(1.26)
Loss attributable to common shareholders	(0.16)	(0.01)	(0.18)	(1.45)	(0.02)	(1.47)

(1) The sum across or down of individual per share amounts may not add due to rounding.

SUNOPTA INC.	-F41-	December 28, 2024 Form 10-K