Form 10-Q
period 2025-03-29
SunOpta Inc.
filed 2025-05-07
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

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

The number of the registrant's common shares outstanding as of May 2, 2025 was 117,542,316.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended March 29, 2025

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; our expectations regarding the future profitability of our business, including anticipated results of operations, revenue trends, and gross margin profile; our expectations regarding customer demand, consumer preferences, competition, sales pricing, availability and pricing of raw material inputs, and timing and cost of capital expenditures; the impact of new or increased U.S. tariffs on macroeconomic conditions and our business; the expected gross margin impact from our supply chain investments and output from our existing capital infrastructure; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of debt, working capital needs, and planned capital expenditures; our ability to obtain additional financing or issue additional debt or equity securities; our estimate of duties and interest owed in connection with the revised tariff classification of certain fruit snack products; our estimate of insurance recoveries associated with the withdrawal of certain batches of aseptically-packaged products; the outcome of litigation to which we may, from time to time, be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances. Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties, including those set forth under Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, under Item 1A. "Risk Factors" of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	3	March 29, 2025 Form 10-Q

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

SUNOPTA INC.	4	March 29, 2025 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters ended March 29, 2025 and March 30, 2024
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)
	Quarter ended
	March 29, 2025	March 30, 2024
	$	$

Revenues (note 14)	201,628	184,422
Cost of goods sold	171,309	153,370

Gross profit	30,319	31,052
Selling, general and administrative expenses	19,196	22,334
Intangible asset amortization	446	446
Other expense (income), net	75	(1,800)
Foreign exchange loss (gain)	115	(51)

Operating income	10,487	10,123
Interest expense, net	5,107	6,050
Other non-operating expense	422	-

Earnings from continuing operations before income taxes	4,958	4,073
Income tax expense (note 10)	147	277

Earnings from continuing operations	4,811	3,796
Net loss from discontinued operations (note 2)	-	(917)

Net earnings	4,811	2,879
Dividends and accretion on preferred stock	(140)	(433)

Earnings attributable to common shareholders	4,671	2,446

Basic and diluted earnings (loss) per share (note 11)
Earnings from continuing operations attributable to common shareholders	0.04	0.03
Loss from discontinued operations	-	(0.01)
Earnings attributable to common shareholders	0.04	0.02

Weighted-average common shares outstanding (000s) (note 11)
Basic	117,201	116,033
Diluted	125,007	117,558

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	March 29, 2025 Form 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at March 29, 2025 and December 28, 2024
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	March 29, 2025	December 28, 2024
	$	$

ASSETS
Current assets
Cash and cash equivalents	2,299	1,552
Accounts receivable, net of allowance for credit losses of $164 and $134, respectively (note 3)	64,099	46,314
Inventories (note 4)	99,407	92,798
Prepaid expenses and other current assets	15,189	14,680
Income taxes recoverable	696	4,114
Total current assets	181,690	159,458

Restricted cash (note 5)	7,442	7,460
Property, plant and equipment, net	343,465	343,618
Operating lease right-of-use assets	103,323	105,692
Intangible assets, net	22,566	20,077
Goodwill	3,998	3,998
Other long-term assets	28,201	28,224
Total assets	690,685	668,527

LIABILITIES
Current liabilities
Accounts payable	113,649	93,362
Accrued liabilities	21,501	17,876
Notes payable (note 6)	9,772	11,110
Income taxes payable	670	638
Current portion of long-term debt (note 7)	28,429	29,393
Current portion of operating lease liabilities	16,835	17,055
Total current liabilities	190,856	169,434

Long-term debt (note 7)	232,153	235,798
Operating lease liabilities	97,348	99,328
Deferred income taxes	325	325
Total liabilities	520,682	504,885

Series B-1 Preferred Stock (note 8)	15,188	15,048

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 117,242,316 shares issued (December 28, 2024 - 117,102,745)	472,763	471,792
Additional paid-in capital	31,354	30,775
Accumulated deficit	(351,311)	(355,982)
Accumulated other comprehensive income	2,009	2,009
Total shareholders' equity	154,815	148,594
Total liabilities and shareholders' equity	690,685	668,527

Commitments and contingencies (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	March 29, 2025 Form 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended March 29, 2025 and March 30, 2024
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at December 28, 2024	117,103	471,792	30,775	(355,982)	2,009	148,594
Employee stock purchase plan	16	109	-	-	-	109
Stock incentive plan	123	862	(603)	-	-	259
Withholding taxes on stock-based awards	-	-	(361)	-	-	(361)
Stock-based compensation	-	-	1,543	-	-	1,543
Net earnings	-	-	-	4,811	-	4,811
Accretion on preferred stock	-	-	-	(140)	-	(140)
Balance at March 29, 2025	117,242	472,763	31,354	(351,311)	2,009	154,815

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at December 30, 2023	115,953	464,169	28,188	(338,050)	2,009	156,316
Employee stock purchase plan	21	111	-	-	-	111
Stock incentive plan	111	537	(334)	-	-	203
Withholding taxes on stock-based awards	-	-	(86)	-	-	(86)
Stock-based compensation	-	-	4,645	-	-	4,645
Net earnings	-	-	-	2,879	-	2,879
Dividends on preferred stock	-	-	-	(305)	-	(305)
Accretion on preferred stock	-	-	-	(128)	-	(128)
Balance at March 30, 2024	116,085	464,817	32,413	(335,604)	2,009	163,635

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	7	March 29, 2025 Form 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the quarter ended March 29, 2025 and March 30, 2024
(Unaudited)
(Expressed in thousands of U.S. dollars)

	Quarters ended
	March 29, 2025	March 30, 2024
	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings	4,811	2,879
Net loss from discontinued operations	-	(917)
Earnings from continuing operations	4,811	3,796
Items not affecting cash:
Depreciation and amortization	9,726	8,576
Amortization of debt issuance costs	249	229
Stock-based compensation	1,543	4,645
Gain on sale of smoothie bowls product line	-	(1,800)
Other	(97)	(97)
Changes in operating assets and liabilities, net of divestitures (note 12)	6,049	(7,947)
Net cash provided by operating activities of continuing operations	22,281	7,402
Net cash used in operating activities of discontinued operations	-	(2,133)
Net cash provided by operating activities	22,281	5,269

Investing activities
Additions to property, plant and equipment	(12,735)	(7,548)
Addition to intangible assets	(2,419)	-
Proceeds from sale of smoothie bowls product line	-	3,336
Net cash used in investing activities of continuing operations	(15,154)	(4,212)
Net cash provided by investing activities of discontinued operations	-	6,300

Net cash provided by (used in) investing activities	(15,154)	2,088

Financing activities
Increase (decrease) in borrowings under revolving credit facilities	(1,437)	250
Repayment of long-term debt	(12,115)	(4,782)
Borrowings of long-term debt	8,485	-
Proceeds from notes payable (note 6)	41,750	33,424
Repayment of notes payable (note 6)	(43,088)	(34,373)
Proceeds from the exercise of stock options and employee share purchases	368	314
Payment of withholding taxes on stock-based awards	(361)	(86)
Payment of cash dividends on preferred stock	-	(305)
Net cash used in financing activities of continuing operations	(6,398)	(5,558)
Increase in cash, cash equivalents and restricted cash in the period	729	1,799
Cash, cash equivalents and restricted cash, beginning of the period	9,012	8,754
Cash, cash equivalents and restricted cash, end of the period	9,741	10,553

Non-cash investing and financing activities (note 12)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	March 29, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 29, 2025 and March 30, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the interim periods presented have been included, and all such adjustments are of a normal, recurring nature. Operating results for the quarter ended March 29, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 3, 2026 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 28, 2024. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the "2024 Form 10-K").

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2025 is a 53-week period ending on January 3, 2026, with quarterly periods ending on March 29, 2025, June 28, 2025 and September 27, 2025. Fiscal 2024 was a 52-week period ending on December 28, 2024, with quarterly periods ending on March 30, 2024, June 29, 2024 and September 28, 2024.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 will be effective for the Company for its 2025 fiscal year ending January 3, 2026. The Company is currently evaluating the potential effect that ASU 2023-09 will have on its financial statement disclosures.

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

2. Discontinued Operations

Divestiture of Frozen Fruit

On October 12, 2023 (the "Closing Date"), the Company completed the sale of certain assets and liabilities of its frozen fruit business ("Frozen Fruit") to Natures Touch Mexico, S. de R.L. de C.V. and Nature's Touch Frozen Fruits, LLC (the "Purchasers") for an estimated aggregate purchase price that comprised (i) cash consideration of $95.3 million; (ii) a short-term note receivable of $10.5 million, which was paid in five consecutive monthly installments of $2.1 million beginning 30 days following the Closing Date; (iii) secured seller promissory notes with a stated principal amount of $20.0 million in the aggregate and due three years from the Closing Date (the "Seller Promissory Notes"); and (iv) the assumption by the Purchasers of $15.7 million of accounts payable and accrued liabilities of Frozen Fruit. The estimated aggregate purchase price was subject to post-closing adjustments based on a determination of the final net working capital as of the Closing Date. In the fourth quarter of 2024, the parties resolved certain disputed items in connection with the determination of the final net working capital, resulting in a net reduction in the aggregate purchase price in favor of the Purchasers of $5.1 million.

SUNOPTA INC.	9	March 29, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 29, 2025 and March 30, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Seller Promissory Notes bear interest at a rate per annum equal to the Secured Overnight Financing Rate ("SOFR"), determined quarterly in advance, plus a margin of 4.00% for the first year and 7.00% for the second and third years. Interest is payable quarterly in-kind. The Seller Promissory Notes mature on October 12, 2026, and outstanding principal and accrued and unpaid interest is payable on the maturity date. Upon initial recognition, the Company determined that the fair value of the Seller Promissory Notes approximated their stated principal amount and no premium or discount was recognized. As at March 29, 2025 and December 28, 2024, the principal amount of the Seller Promissory Notes, together with accumulated accrued and unpaid in-kind interest of $3.2 million and $2.5 million, respectively, is recorded in other long-term assets on the consolidated balance sheets. The Seller Promissory Notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers. As at March 29, 2025 and December 28, 2024, the Company had not recorded any allowance for credit losses related to the Seller Promissory Notes.

The table below presents the major components of the results of discontinued operations reported in the consolidated statement of operations for the quarter ended March 30, 2024.

Quarter ended
March 30, 2024
$
Cost of goods sold	553
Selling, general and administrative expenses	621
Other income, net	(73)
Foreign exchange gain	(101)
Interest expense	23
Loss from discontinued operations before income taxes	(1,023)
Income tax benefit	(106)
Net loss from discontinued operations	(917)

3. Receivables Sales Program

On August 28, 2024, the Company entered into a Master Receivables Purchase Agreement, as amended on February 11, 2025 (the "Agreement"), with a third-party financial institution (the "Purchaser"), for the sale of designated trade receivables of certain eligible customers in exchange for cash proceeds (the "Receivables Sales Program"). Under the Receivables Sales Program, the maximum aggregate amount of outstanding receivables that can be sold to the Purchaser at any time is $42.0 million (December 28, 2024 - $30.0 million). The Agreement may be terminated by the Purchaser at any time with 30 days' notice.

The receivables sold under the Receivables Sales Program are without recourse to the Company for any customer credit risk. The Company does not retain any ongoing financial interest in the receivables sold under the Receivables Sales Program other than cash collection and administrative services. The Company has not recognized any servicing asset or liability as at March 29, 2025, as the fair values of the servicing arrangement and the fees earned are not considered material to the consolidated financial statements.

Receivables sold under the Receivables Sales Program are accounted for as sales of financial assets. The sold receivables are derecognized from accounts receivable on the Company's consolidated balance sheet at the time of sale to the Purchaser. The loss on sale of the sold receivables, representing the discount taken by the Purchaser, together with upfront transaction costs incurred by the Company in connection with the Agreement, amounted to $0.4 million for the quarter ended March 29, 2025, which is included in other non-operating expense on the consolidated statements of operations for the quarter ended March 29, 2025. Cash proceeds received from the Purchaser are classified as an operating activity in the consolidated statements of cash flows.

SUNOPTA INC.	10	March 29, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 29, 2025 and March 30, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes activity related to the Receivables Sales Program:

Quarter ended
March 29, 2025
$
Receivables balance sold to the Purchaser, beginning of the period	24,986
Sale of receivables	46,425
Cash collected and remitted to the Purchaser	(35,494)
Receivables balance sold to the Purchaser, end of the period(1)	35,917
Cash collected and not remitted to the Purchaser(2)	(25,229)
Outstanding receivables sold, end of the period	10,688

(1) For the quarter ended March 29, 2025, the Company recorded an increase of $10.9 million to cash flows from operating activities of continuing operations from receivables sold under the Receivables Sales Program, which is reflected in the consolidated statement of cash flows for the quarter ended March 29, 2025.

(2) Cash collected from customers on behalf of but not yet remitted to the Purchaser is included in accounts payable on the consolidated balance sheet as at March 29, 2025, with changes in such obligations reflected as operating activities in the consolidated statements of cash flows. There are no restrictions under the Agreement on the Company's use of the cash collected prior to the time it is due to be remitted to the Purchaser.

4. Inventories

	March 29, 2025	December 28, 2024
	$	$
Raw materials and work-in-process	57,437	51,422
Finished goods	45,729	46,843
Inventory reserves	(3,759)	(5,467)
	99,407	92,798

5. Restricted Cash

Restricted cash relates to certain bank accounts in Mexico that were retained following the divestiture of Frozen Fruit, which are subject to a judicial hold in connection with a litigation matter. Restricted cash has been classified as non-current on the consolidated balance sheets as at March 29, 2025 and December 28, 2024, as the Company cannot predict the timing of when this matter may be resolved.

6. Notes Payable

The Company finances certain purchases of trade goods and services through third-party extended payables facilities. Under these facilities, third-party intermediaries advance the amount of the scheduled payment to the supplier based on the invoice due date and issue a short-term note payable to the Company for the face amount of the supplier invoice. Interest accrues on the note payable from the contractual payment date of the supplier invoice to the extended due date of the note payable, as specified by the negotiated terms of each facility. The Company does not maintain any form of security with the third-party intermediaries. As at March 29, 2025 and December 28, 2024, the Company had outstanding principal payment obligations to the third-party intermediaries of $9.8 million and $11.1 million in the aggregate, respectively, which is recorded as notes payable on the Company's consolidated balance sheets. Proceeds from, and repayments of the notes payable associated with, these facilities are reported as financing cash flows on the Company's consolidated statements of cash flows.

SUNOPTA INC.	11	March 29, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 29, 2025 and March 30, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

7. Long-Term Debt

	March 29, 2025	December 28, 2024
	$	$
Term loan facility	171,000	173,250
Revolving credit facility	32,500	33,937
Less: unamortized debt issuance costs	(860)	(917)
Total credit facilities	202,640	206,270
Finance lease liabilities	57,942	58,921
Total debt	260,582	265,191
Less: current portion	28,429	29,393
Total long-term debt	232,153	235,798

Credit Facilities

On December 8, 2023, the Company entered into a five-year Credit Agreement (the "Credit Agreement") providing for (i) a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and (ii) an $85.0 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Credit Facility, the "Credit Facilities"). The Revolving Credit Facility includes $30.0 million of borrowing capacity available for letters of credit and provides for borrowings of up to $10.0 million on same-day notice including in the form of swingline loans. As at March 29, 2025, $6.3 million in letters of credit were issued but undrawn under the Revolving Credit Facility.

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

Borrowings under the Credit Facilities bear interest at a margin over various reference rates, including a base rate (as defined in the Credit Agreement) and SOFR, selected at the option of the Company. The margin for the Credit Facilities is set quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter and will range from 1.00% to 2.25% with respect to base rate loans and from 2.00% to 3.25% for SOFR loans. For the quarter ended March 29, 2025, the weighted-average interest rate on outstanding borrowings under the Credit Facilities was 7.59% (March 30, 2024 - 8.20%). In addition, the Company is required to pay an undrawn fee under the Revolving Credit Facility quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter ranging from 0.20% to 0.40% on the undrawn revolving commitments thereunder. The Company is also required to pay customary letter of credit fees, to the extent letters of credit are issued and outstanding under the Revolving Credit Facility.

As at March 29, 2025, the Company was in compliance with all financial and non-financial covenants under the Credit Agreement.

8. Series B-1 Preferred Stock

As at March 29, 2025, the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods"), had 15,000 shares of Series B-1 Preferred Stock ("Series B-1 Preferred Stock") issued and outstanding with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree"). As at March 29, 2025, the aggregate liquidation preference of the Series B-1 preferred stock was $15.2 million, or approximately $1,015 per share. On April 17, 2024, the Company, SunOpta Foods and Oaktree entered into an Amending Agreement related to the elimination of the dividend rights attached to the Series B-1 Preferred Stock effective from and after December 31, 2023. The Series B-1 Preferred Stock previously paid a cumulative dividend of 8.0% per year that could be paid in-kind or in cash at the Company's option.

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

SUNOPTA INC.	12	March 29, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 29, 2025 and March 30, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at March 29, 2025, the Company had 2,932,453 Special Shares, Series 2 issued and outstanding, all of which are held by Oaktree. The Special Shares, Series 2 serve as a mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock and entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holder of the Common Shares, voting together as a single class, subject to certain exemptions. As a result of a permanent voting cap, the number of Special Shares, Series 2 issued to Oaktree at any time, when taken together with any other voting securities Oaktree then controls, cannot exceed 19.99% of the votes eligible to be cast by all security holders of the Company.

9. Stock-Based Compensation

Short-Term Incentive Plan

On March 24, 2025, the Company granted 643,880 performance share units ("PSUs") to selected employees under the Company's 2025 Short-Term Incentive Plan ("STIP"), which vest subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2025 and subject to the employee's continued employment with the Company through March 24, 2026 (the requisite service period). The grant-date fair value of each PSU was estimated to be $5.14 based on the closing price of the Common Shares on the date of grant. Each reporting period, the number of unvested PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line based over the remaining requisite service period less amounts previously recognized. As at March 29, 2025, the remaining compensation cost not yet recognized as an expense related to these PSUs was determined to be $3.3 million.

10. Income Taxes

Income taxes were recognized at an effective rate of 3.0% for the quarter ended March 29, 2025, compared with 6.8% recognized for the quarter ended March 30, 2024. The Company's effective tax rate reflects the jurisdictional mix of earnings and recognition of a full valuation allowance against certain deferred tax assets.

SUNOPTA INC.	13	March 29, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 29, 2025 and March 30, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

11. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended
	March 29, 2025	March 30, 2024
Numerator
Earnings from continuing operations	$4,811	$3,796
Less: dividends and accretion on preferred stock	(140)	(433)
Earnings from continuing operations attributable to common shareholders	4,671	3,363
Net loss from discontinued operations	-	(917)
Earnings attributable to common shareholders	$4,671	$2,446

Denominator
Basic weighted-average number of shares outstanding	117,201	116,033
Dilutive effect of the following:
Stock options and restricted stock units(1)	1,717	1,525
Series B-1 Preferred Stock(2)	6,089	-
Diluted weighted-average number of shares outstanding	125,007	117,558

Basic and Diluted Earnings (Loss) Per Share

Earnings from continuing operations attributable to common shareholders	$0.04	$0.03
Net loss from discontinued operations	-	(0.01)
Earnings attributable to common shareholders	$0.04	$0.02

(1) For the quarter ended March 29, 2025, stock options and RSUs to purchase or receive 709,443 (March 30, 2024 - 2,399,822) potential common shares were anti-dilutive because the assumed proceeds exceeded the average market price of the Common Shares for the respective periods.

(2) For the quarter ended March 30, 2024, it was more dilutive to earnings per share from continuing operations to assume the Series B-1 Preferred Stock was not converted into Common Shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the 6,089,333 Common Shares issuable on an if-converted basis as at March 30, 2024.

SUNOPTA INC.	14	March 29, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 29, 2025 and March 30, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

12. Supplemental Cash Flow Information

	Quarters ended
	March 29, 2025	March 30, 2024
	$	$
Changes in Operating Assets and Liabilities, Net of Divestitures
Accounts receivable	(17,785)	(2,027)
Inventories	(6,609)	(10,165)
Accounts payable	24,294	5,917
Other operating assets and liabilities	6,149	(1,672)
	6,049	(7,947)

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable	(4,007)	(1,283)
Right of use assets obtained in exchange for lease liabilities:
Finance leases	(399)	-
Operating leases	-	(2,832)
Promissory note receivable from sale of smoothie bowls product line(1)	-	(3,000)

(1) Reflects the receipt of a secured promissory note in connection with the Company's sale of its smoothie bowls product line on March 4, 2024. The promissory note matured on August 1, 2024.

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

U.S. Customs and Border Protection Matter

On February 3, 2025, the Company delivered a voluntary disclosure letter to U.S. Customs and Border Protection ("CBP") regarding the tariff classification of certain fruit snack products produced at the Company's Niagara, Ontario, facility. The Company disclosed to CBP that a revised tariff classification should have been utilized for previously reported shipments, resulting in the underpayment of duties to CBP for the period from January 2022 to December 2024. As at March 29, 2025 and December 28, 2024, the Company had recognized $7.8 million and $7.4 million, respectively, for the duties and interest thereon believed to be owed, which is included in accounts payable on the consolidated balance sheets. The Company submitted its final report to CBP on April 3, 2025. As the matter is subject to review by CBP, it is possible that the actual amount of duties and interest owed may differ from the amount presently accrued by the Company, and CBP may assess additional fines, penalties or enact other measures.

Product Withdrawal

In the second quarter of 2024, the Company conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have had the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. The Company recognized direct costs related to the withdrawal of $2.1 million, net of expected insurance recoveries, in cost of goods sold in the consolidated statement of operations. The Company is seeking to recover a portion of the withdrawal-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. As at March 29, 2025 and December 28, 2024, the Company has recognized expected insurance recoveries related to the withdrawal of $7.7 million and $7.6 million, respectively, which is included in prepaid expenses and other current assets on the consolidated balance sheet. The Company does not expect to incur any additional significant costs related to this withdrawal.

SUNOPTA INC.	15	March 29, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 29, 2025 and March 30, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

14. Segment Information

Segment Profit or Loss

The Company manages its continuing operations on a company-wide basis, rather than at a product category or business unit level, thereby making determinations as to the allocation of resources as one operating and reportable segment. Earnings from continuing operations as reported on the Company's consolidated statements of operations is the measure of segment profit or loss utilized by Company's Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), when assessing performance and allocating resources. The significant segment-level expense information provided to the CODM is consistent with the Company's consolidated statements of operations, as supplemented by the specified expense items disclosed in the table below. The measure of segment assets is the same as total assets reported on the Company's consolidated balance sheet. There are no differences from the 2024 Form 10-K in the Company's basis for segmentation or basis for measurement of segment profit or loss.

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

Fruit snacks	Ready-to-eat fruit snacks made from apple purée and juice concentrate in bar, bit, twist, strip and sandwich formats; cold pressed fruit bars.
Ingredients	Liquid bases utilizing oat and soy.

Revenue disaggregated by product category is as follows:

	Quarter ended
	March 29, 2025	March 30, 2024
	$	$
Product Category
Beverages and broths	164,165	148,039
Fruit snacks	33,073	29,409
Ingredients	4,390	4,668
Smoothie bowls(1)	-	2,306
Total revenues	201,628	184,422

(1) On March 4, 2024, the Company completed the sale of its smoothie bowl product line and exited the category.
SUNOPTA INC.	16	March 29, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters ended March 29, 2025 and March 30, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Specified Expense Items

The following table presents details of specified expenses provided to the CODM and included in earnings from continuing operations:

	Quarter ended
	March 29, 2025	March 30, 2024
	$	$
Depreciation and Amortization
Depreciation expense included in cost of goods sold	7,957	6,929
Depreciation expense included in selling, general and administrative expenses	1,323	1,201
Intangible asset amortization expense	446	446
Total depreciation and amortization	9,726	8,576

Stock-Based Compensation
Stock-based compensation expense included in selling, general and administrative expenses	1,543	4,645

Interest Expense, Net
Interest expense	6,008	6,182
Amortization of debt issuance costs	249	229
Interest income	(1,150)	(361)
Interest expense, net	5,107	6,050

SUNOPTA INC.	17	March 29, 2025 Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended March 29, 2025 contained under Item 1 of this Quarterly Report on Form 10-Q (the "Interim Consolidated Financial Statements") and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the "2024 Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to May 7, 2025.

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

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable based on information currently available, they may prove to be incorrect. These factors are more fully described in the "Risk Factors" section at Item 1A of the 2024 Form 10-K and Item 1A of Part II of this report.

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

Overview

SunOpta delivers customized supply chain solutions and innovation for top brands, retailers, and foodservice providers across a broad portfolio of beverages, broths and better-for-you snacks. Our products are distributed through retail, club, foodservice, and e-commerce channels across North America.

Business Environment and Fiscal 2025 Outlook

As we operate in a highly dynamic tariff environment, we are focused on developing action plans to mitigate the impact on our business.

In March 2025, the U.S. imposed 25% additional duties on goods from Canada and Mexico that are not exempt under the U.S.-Mexico-Canada Agreement ("USMCA"). On April 2, 2025, the U.S. announced a minimum 10% tariff on all imports and significant new "reciprocal tariffs" on imports from a wide range of countries. On April 9, 2025, the U.S. announced that the effective date of the reciprocal tariffs would be delayed for 90 days, except for China, but the minimum 10% tariff and additional duties on goods from Canada and Mexico remain in effect.

SUNOPTA INC.	18	March 29, 2025 Form 10-Q

While our employees, production facilities, and customers are predominately located in the U.S., we source a portion of our raw material ingredients and packaging globally, including from Canada and Mexico. Additionally, a portion of our total revenues, less than 8%, are generated from the sale of fruit snack products imported into the U.S. from our Niagara, Ontario, facility. As a result, the imposition of tariffs by the U.S. will result in additional costs for us, as well as our suppliers, and increase the landed cost in the U.S. of our products produced in Canada that are not exempt under the USMCA. In response to these tariffs, we intend to implement targeted pricing actions to pass-through substantially all of the incremental costs of tariffs to our customers, which may reduce the competitiveness and level of consumption for certain of our products and negatively impact our profitability. Additionally, the timing of our pass-through pricing adjustments may lag the impacts from these tariffs, which may result in gross margin and earnings variability. The potential inflationary impact of tariffs may also slow economic growth and reduce household savings, which may impact the level of consumption of certain of our products in the event consumers reduce overall spending and/or shift to lower-cost product alternatives.

To date, none of the preceding actions have had a material impact on our results of operations, financial condition or cash flows. However, any future impact cannot currently be determined as tariffs continue to represent a significant source of uncertainty. We will continue to monitor the evolving political and macroeconomic environment and evaluate any potential impacts to our business.

Although the full impact of the tariff matters noted above on our business and the overall economy remains uncertain, we are currently projecting higher year-over-year revenues for fiscal 2025, driven by organic volume growth from our beverages and snacks categories. We anticipate an improved gross margin profile on a reported basis, reflecting investments in our supply chain process to improve efficiency and output from our existing capital infrastructure in order to reduce per unit costs. However, the impact of the pass-through of incremental tariff costs may result in an increase in revenues and a decrease in gross margin. An increase in gross profit, together with lower SG&A spending as a percentage of revenue, is expected to drive operating income growth and increased cash flows.

Consolidated Results of Operations for the Quarters Ended March 29, 2025 and March 30, 2024

	March 29, 2025	March 30, 2024	Change	Change
For the quarter ended	$	$	$	%

Revenues	201,628	184,422	17,206	9.3%
Cost of goods sold	171,309	153,370	17,939	11.7%

Gross profit	30,319	31,052	(733)	-2.4%

Gross margin	15.0%	16.8%		-1.8%

Operating expenses
Selling, general and administrative expenses	19,196	22,334	(3,138)	-14.1%
Intangible asset amortization	446	446	-	0.0%
Other expense (income), net	75	(1,800)	1,875	*
Foreign exchange loss (gain)	115	(51)	166	*
Total operating expenses	19,832	20,929	(1,097)	-5.2%

Operating income	10,487	10,123	364	3.6%

Interest expense, net	5,107	6,050	(943)	-15.6%
Other non-operating expense	422	-	422	*

Earnings from continuing operations before income taxes	4,958	4,073	885	21.7%
Income tax expense	147	277	(130)	-46.9%

Earnings from continuing operations	4,811	3,796	1,015	26.7%
Net loss from discontinued operations	-	(917)	917	100.0%

Net earnings	4,811	2,879	1,932	67.1%
Dividends and accretion on preferred stock	(140)	(433)	293	67.7%

Earnings attributable to common shareholders	4,671	2,446	2,225	91.0%

* Percentage not meaningful

SUNOPTA INC.	19	March 29, 2025 Form 10-Q

Revenues for the quarter ended March 29, 2025 increased by 9.3% to $201.6 million from $184.4 million for the quarter ended March 30, 2024. The change in revenues from the first quarter of 2024 to the first quarter of 2025 was due to the following:

	$	%
2024 revenues	184,422
Volume/Mix	22,570	12.2%
Price	(3,058)	-1.7%
Exit from smoothie bowls	(2,306)	-1.3%
2025 revenues	201,628	9.3%

Note: percentages may not add due to rounding

For the quarter ended March 29, 2025, the 9.3% increase in revenues reflected a favorable volume/mix impact of 12.2%, partially offset by a 1.7% overall price reduction mainly reflecting lower pass-through pricing for certain raw material cost savings, together with a 1.3% revenue loss related to our exit from the smoothie bowls category in March 2024. The favorable volume/mix growth reflected increases across our beverage, broth and fruit snack product categories.

Gross profit decreased $0.8 million, or 2.4%, to $30.3 million for the quarter ended March 29, 2025, compared with $31.1 million for the quarter ended March 30, 2024. Gross margin was 15.0% for the quarter ended March 29, 2025, compared with 16.8% for the quarter ended March 30, 2024, a decrease of 180 basis points.

For the first quarter of 2025, we incurred temporary third-party haul-off charges of $0.5 million for excess wastewater produced at our plant-based beverage facility in Midlothian, Texas, due to volume constraints within our current treatment system. For the first quarter of 2024, we incurred start-up costs of $0.3 million, mainly related to the scale-up of production at our plant-based beverage facility in Midlothian, Texas. Excluding the impact of wastewater charges and start-up costs, adjusted gross margin was 15.3% for the quarter ended March 29, 2025, compared with 17.0% for the quarter ended March 30, 2024, a decrease of 170 basis points. See below under "Non-GAAP Measures" for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

The 170-basis point decrease in adjusted gross margin reflected investments in labor and infrastructure to improve long-term margins, together with inefficiencies related to temporary volume limitations resulting from the excess wastewater issue at our Midlothian, Texas, facility, and incremental depreciation related to assets recently placed in service but not fully utilized as production ramps up. These factors were partially offset by higher sales and production volumes for beverages, broths and fruit snacks driving improved plant utilization.

Operating income increased $0.4 million to $10.5 million for the quarter ended March 29, 2025, compared with $10.1 million for the quarter ended March 30, 2024. The increase in operating income mainly reflected a $3.1 million decrease in stock-based compensation expense in the first quarter of 2025, partially offset by the inclusion of a non-recurring gain of $1.8 million on the sale of smoothie bowl product line in the first quarter of 2024, together with the impact of the $0.8 million decrease in gross profit, as described above.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense decreased by $1.0 million to $5.1 million for the quarter ended March 29, 2025, compared with $6.1 million for the quarter ended March 30, 2024, which mainly reflected interest received on a tax refund in the first quarter of 2025.

Other non-operating expense of $0.4 million for the quarter ended March 29, 2025, reflected the loss on sale of certain trade receivables to a third-party financial institution under the Receivables Sales Program that we entered into in the third quarter of 2024 (as described below under "Liquidity and Capital Resources").

Income taxes were recognized at effective tax rates of 3.0% and 6.8% for the quarters ended March 29, 2025 and March 30, 2024, respectively. Our effective tax rate reflects the jurisdictional mix of earnings and recognition of a full valuation allowance against certain deferred tax assets.

Earnings from continuing operations were $4.8 million for the quarter ended March 29, 2025, compared with earnings of $3.8 million for the quarter ended March 30, 2024. Diluted earnings per share from continuing operations attributable to common shareholders (after accretion on preferred stock) were $0.04 for the quarter ended March 29, 2025, compared with diluted earnings per share (after dividends and accretion on preferred stock) of $0.03 for the quarter ended March 30, 2024.

SUNOPTA INC.	20	March 29, 2025 Form 10-Q

We recognized a loss from discontinued operations related to our divested frozen fruit business ("Frozen Fruit") of $0.9 million (diluted loss per share of $0.01) for the quarter ended March 30, 2024.

We realized earnings attributable to common shareholders of $4.7 million (diluted earnings per share of $0.04) for the quarter ended March 29, 2025, compared with earnings attributable to common shareholders of $2.4 million (diluted earnings per share of $0.02) for the quarter ended March 30, 2024.

Adjusted earnings from continuing operations were $5.3 million, or $0.04 earnings per diluted share, for the quarter ended March 29, 2025, compared with adjusted earnings from continuing operations of $1.9 million, or $0.02 earnings per diluted share, for the quarter ended March 30, 2024.

Adjusted EBITDA from continuing operations increased $0.5 million to $22.4 million for the quarter ended March 29, 2025, compared with $21.9 million for the quarter ended March 30, 2024.

Adjusted earnings from continuing operations and adjusted EBITDA from continuing operations are non-GAAP financial measures. See below under "Non-GAAP Measures" for a reconciliation of adjusted earnings from continuing operations and adjusted EBITDA from continuing operations from earnings from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

Rollforward of Revenue, Gross Profit and Operating Income

For the quarter ended	March 29, 2025	March 30, 2024	Change	% Change

Revenues	$201,628	$184,422	$17,206	9.3%
Gross profit	30,319	31,052	(733)	-2.4%
Gross margin	15.0%	16.8%		-1.8%

Operating income	$10,487	$10,123	$364	3.6%
Operating margin	5.2%	5.5%		-0.3%

Revenues

The table below explains the $17.2 million increase in revenues from $184.4 million for the first quarter of 2024 to $201.6 million for the first quarter of 2025:

Revenues for the quarter ended March 30, 2024	$184,422
Sales volume increases for plant-based beverages, broths, protein shakes, and teas, partially offset by lower pass-through pricing for certain raw material cost savings	15,848
Higher sales of fruit snacks driven by volume growth	3,664
Impact of the exit from the smoothie bowls category in March 2024	(2,306)
Revenues for the quarter ended March 29, 2025	$201,628

SUNOPTA INC.	21	March 29, 2025 Form 10-Q

Gross Profit

The table below explains the $0.8 million decrease in gross profit from $31.1 million for the first quarter of 2024 to $30.3 million for the first quarter of 2025:

Gross profit for the quarter ended March 30, 2024	$31,052
Incremental investments in labor and infrastructure to improve long-term margins	(1,780)
Incremental depreciation related to capital expansion projects	(1,028)
Temporary excess wastewater haul-off charges, due to volume constraints within the current treatment system at our Midlothian, Texas, facility, partially offset by a decrease in start-up costs related to capital expansion projects	(216)
Higher sales and production volumes for beverages, broths, and fruit snacks	2,291
Gross profit for the quarter ended March 29, 2025	$30,319

Operating Income

The table below explains the increase in operating income from the first quarter of 2024 to the first quarter of 2025:

Operating income for the quarter ended March 30, 2024	$10,123
Lower stock-based compensation expense due to a reduced equity component within our short-term incentive plan, together with increased forfeitures related to employee turnover in the first quarter of 2025, and the non-recurring impact of the accelerated vesting of certain awards in connection with the retirement of our former Chief Executive Officer in the first quarter of 2024	3,102
Non-recurring gain on sale of smoothie bowl product line in the first quarter of 2024	(1,800)
Decrease in gross profit, as explained above	(733)
Higher employee incentive compensation accruals based on performance and higher foreign exchange transaction losses, partially offset by lower employee recruitment and relocation costs	(205)
Operating income for the quarter ended March 29, 2025	$10,487

Liquidity and Capital Resources

On December 8, 2023, we entered into a five-year Credit Agreement providing for a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and an $85.0 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Credit Facilities"). As at March 29, 2025, $171.0 million remained outstanding under the Term Loan Credit Facility and we had utilized $38.8 million of the Revolving Credit Facility, including $6.3 million in letters of credit. For more information on our Credit Facilities, see note 7 to the unaudited consolidated financial statements included in this report.

We are able to strategically manage customer payment terms by selling, from time to time, on a revolving basis, up to $42.0 million aggregate amount of trade receivables of eligible customers to a third-party financial institution in exchange for cash proceeds (the "Receivables Sales Program" - see note 3 to the unaudited consolidated financial statements included in this report). Additionally, we utilize, from time to time, supply chain finance ("SCF") programs offered by some of our major customers that allow us to sell our receivables from those customers to such customers' financial institutions. We utilize our Receivables Sales Program and our customers' SCF programs in order to be paid earlier than our payment terms with the customers provide, and at a discount rate that leverages those customers' favorable credit ratings. Utilizing these programs accelerates our cash flows and improves working capital efficiency, while providing a lower cost access to liquidity when compared to the Revolving Credit Facility. All cash flows associated with these programs are reported as operating activities on our consolidated statements of cash flows.

SUNOPTA INC.	22	March 29, 2025 Form 10-Q

In connection with our efforts to extend payment terms with our major suppliers to enhance cash flows, we are financing certain purchases of goods and services through extended payables facilities, by which third-party intermediaries settle the supplier invoice on the contractual due date and issue us a short-term note payable for the face amount of the invoice, which we repay, together with interest, at a later date. As at March 29, 2025, we had $9.8 million principal amount outstanding under these facilities. Proceeds from, and repayments of, the notes payable associated with these facilities are reported as financing cash flows on our consolidated statements of cash flows.

For the quarter ended March 29, 2025, we incurred capital expenditures of $12.7 million, including the payment of $4.0 million of capital expenditures related to fiscal 2024 that were included in accounts payable as at December 28, 2024. For fiscal 2025, we estimate total capital expenditures of approximately $30 million to $35 million, mainly consisting of productivity and maintenance projects. We intend to fund the majority of our capital expenditures through operating cash flows and the Revolving Credit Facility, with the balance through long-term finance leases.

On May 5, 2025, our Board of Directors approved a share repurchase program, authorizing the purchase of up to an aggregate $25 million of our common shares. The size and timing of repurchases, if any, will be determined by management and will depend upon a multitude of factors, including our progress towards our leverage target, financial position, capital allocation priorities, market conditions, regulatory requirements, and other considerations.

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

Cash Flows

Summarized cash flow information for the quarter ended March 29, 2025 and March 30, 2024, is as follows:

	For the quarter ended
	March 29, 2025	March 30, 2024	Change
	$	$	$
Net cash flows provided by (used in):
Continuing operations:
Operating activities	22,281	7,402	14,879
Investing activities	(15,154)	(4,212)	(10,942)
Financing activities	(6,398)	(5,558)	(840)
Discontinued operations	-	4,167	(4,167)

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations increased $14.9 million from the first quarter of 2024 to the first quarter of 2025. The increase in cash provided mainly reflected improved working capital efficiency attributable to our Receivables Sales Program, together with the receipt of a $3.7 million tax refund in the first quarter of 2025.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations increased $10.9 million from the first quarter of 2024 to the first quarter of 2025. The increase in cash used mainly reflected the payment in the first quarter of 2025 of $4.0 million of accrued capital expenditures from fiscal 2024, and an addition to intangible assets for the purchase of an increased wastewater allowance at our Modesto, California, facility, together with the non-recurring receipt of $3.3 million from the sale of the smoothie bowls product line in the first quarter of 2024.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $6.4 million for the first quarter of 2025, which mainly reflected repayments of long-term debt, partially offset by borrowings of long-term debt related to proceeds from the sale and leaseback of certain recently acquired assets. Cash used in financing activities of continuing operations was $5.6 million for the first quarter of 2024, which mainly reflected repayments of long-term debt.

SUNOPTA INC.	23	March 29, 2025 Form 10-Q

Discontinued Operations

Net cash provided by discontinued operations of $4.2 million for the first quarter of 2024 reflected proceeds of $6.3 million from the remaining short-term note receivable related to the Frozen Fruit divestiture, partially offset by the settlement of pre-divestiture obligations.

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

There have been no material changes to the critical accounting estimates disclosed under the heading "Critical Accounting Estimates" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the 2024 Form 10-K.

Non-GAAP Measures

Adjusted Gross Margin

Gross margin is a measure of gross profit (equal to revenues less cost of goods sold) as a percentage of revenues. We use a measure of adjusted gross margin that excludes unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We use the measure of adjusted gross margin to evaluate the underlying profitability of our revenue-generating activities within each reporting period. We believe that disclosing this non-GAAP measure provides users with a meaningful, consistent comparison of our profitability measure for the periods presented. However, the non-GAAP measure of adjusted gross margin should not be considered in isolation or as a substitute for gross margin calculated based on gross profit determined in accordance with U.S. GAAP. The following table presents a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP.

First Quarter Ended	Revenues	Cost of Goods Sold	Gross Profit
March 29, 2025	$	$	$
As reported	201,628	171,309	30,319
Adjusted for:
Wastewater haul-off charges(a)	-	(543)	543
As adjusted	201,628	170,766	30,862

Reported gross margin			15.0%
Adjusted gross margin			15.3%

First Quarter Ended	Revenues	Cost of Goods Sold	Gross Profit
March 30, 2024	$	$	$
As reported	184,422	153,370	31,052
Adjusted for:
Start-up costs(b)	-	(327)	327
As adjusted	184,422	153,043	31,379

Reported gross margin			16.8%
Adjusted gross margin			17.0%

SUNOPTA INC.	24	March 29, 2025 Form 10-Q

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

	First Quarter Ended
	March 29, 2025		March 30, 2024
		Per Share		Per Share
	$	$	$	$
Earnings from continuing operations	4,811		3,796
Dividends and accretion on preferred stock	(140)		(433)
Earnings from continuing operations attributable to common shareholders	4,671	0.04	3,363	0.03
Adjusted for:
Wastewater haul-off charges(a)	543		-
Start-up costs(b)	-		327
Other(c)	94		-
Gain on sale of smoothie bowls product line(d)	-		(1,800)
Adjusted earnings from continuing operations	5,308	0.04	1,890	0.02

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
SUNOPTA INC.	25	March 29, 2025 Form 10-Q

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

The following table presents a reconciliation of adjusted EBITDA from continuing operations from earnings from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	First Quarter Ended
	March 29, 2025	March 30, 2024
	$	$
Earnings from continuing operations	4,811	3,796
Interest expense, net	5,107	6,050
Loss on sale of receivables*	422	-
Income tax expense	147	277
Depreciation and amortization	9,726	8,576
Stock-based compensation	1,543	4,645
Adjusted for:
Wastewater haul-off charges(a)	543	-
Start-up costs(b)	-	327
Other(c)	94	-
Gain on sale of smoothie bowls product line(d)	-	(1,800)
Adjusted EBITDA from continuing operations	22,393	21,871

* Included in other non-operating expense.

Footnotes

(a)  For the first quarter of 2025, reflects temporary third-party haul-off charges for excess wastewater produced at our Midlothian, Texas, facility due to volume constraints within our current treatment system.

(b)  For the first quarter of 2024, start-up costs mainly related to the scale-up of production at our plant-based beverage facility in Midlothian, Texas.

(c)  For the first quarter of 2025, other reflects an unrealized foreign exchange loss associated with peso-denominated restricted cash held in Mexico and an unrelated legal settlement, which are recorded in foreign exchange loss and other expense, respectively.

(d)  For the first quarter of 2024, reflects the pre-tax gain on sale of the smoothie bowls product line, which is recorded in other income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of the 2024 Form 10-K. There have been no material changes to our exposures to market risks since December 28, 2024.

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

SUNOPTA INC.	26	March 29, 2025 Form 10-Q

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of March 29, 2025.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended March 29, 2025. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended March 29, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	27	March 29, 2025 Form 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see note 13 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 28, 2024.  Except as set forth below, there have been no material changes to the previously reported risk factors as of the date of this quarterly report. Our previously reported risk factors should be carefully reviewed in connection with an evaluation of our Company.

Risks Related to Our Company, Business and Operations

The imposition of new or increased tariffs could have a material adverse effect on our business, financial condition and results of operations

In March 2025, the U.S. imposed 25% additional duties on goods from Canada and Mexico that are not exempt under the U.S.-Mexico-Canada Agreement ("USMCA"). On April 2, 2025, the U.S. announced a minimum 10% tariff on all imports and significant new "reciprocal tariffs" on imports from a wide range of countries. On April 9, 2025, the U.S. announced that the effective date of the reciprocal tariffs would be delayed for 90 days, except for China, but the minimum 10% tariff and additional duties on goods from Canada and Mexico remain in effect. We source a portion of our raw material ingredients and packaging globally, including from Canada and Mexico. Additionally, a portion of our total revenues are generated from the sale of fruit snack products imported into the U.S. from our Niagara, Ontario, facility. As a result, the imposition of tariffs by the U.S. will result in additional costs for us, as well as our suppliers, and increase the landed cost in the U.S. of our products produced in Canada that are not exempt under the USMCA, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the imposition of tariffs, the uncertainty about tariff implementation and tariff rates, and the actual or potential imposition of retaliatory tariffs could weaken the U.S. economy, resulting in lower demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

Item 5. Other Information

During the quarter ended March 29, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are included as part of this report.

Exhibit	Description

31.1*	Certification by Brian Kocher, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Greg Gaba, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Brian Kocher, Chief Executive Officer, and Greg Gaba, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

SUNOPTA INC.	28	March 29, 2025 Form 10-Q

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SUNOPTA INC.	29	March 29, 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: May 7, 2025	/s/ Greg Gaba
Greg Gaba
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	30	March 29, 2025 Form 10-Q