Form 10-Q
period 2025-06-28
SunOpta Inc.
filed 2025-08-06
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

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

The number of the registrant's common shares outstanding as of August 1, 2025 was 118,186,075.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended June 28, 2025

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; our expectations regarding the future profitability of our business, including anticipated results of operations, revenue trends, and gross margin profile; our expectations regarding customer demand, consumer preferences, competition, sales pricing, availability and pricing of raw material inputs, and timing and cost of capital expenditures; the uncertainty of the tariff environment and the potential effects on macroeconomic conditions and our business; the expected gross margin impact from our supply chain investments and output from our existing capital infrastructure; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of debt, working capital needs, and planned capital expenditures; our ability to obtain additional financing or issue additional debt or equity securities; our estimate of duties and interest owed in connection with the revised tariff classification of certain fruit snack products; our estimate of insurance recoveries associated with the withdrawal of certain batches of aseptically-packaged products; the outcome of litigation to which we may, from time to time, be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances. Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties, including those set forth under Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, under Item 1A. "Risk Factors" of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	3	June 25, 2025 Form 10-Q

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

SUNOPTA INC.	4	June 25, 2025 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.
Consolidated Statements of Operations
For the quarters and two quarters ended June 28, 2025 and June 29, 2024
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Two quarters ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	$	$	$	$

Revenues (note 15)	191,489	169,541	393,117	353,963
Cost of goods sold	163,082	148,349	334,391	301,719
Gross profit	28,407	21,192	58,726	52,244
Selling, general and administrative expenses	17,727	17,784	36,923	40,118
Intangible asset amortization	526	446	972	892
Other income, net	(131)	(304)	(56)	(2,104)
Foreign exchange loss (gain)	(248)	1,310	(133)	1,259
Operating income	10,533	1,956	21,020	12,079
Interest expense, net	5,301	6,410	10,408	12,460
Other non-operating expense	537	-	959	-
Earnings (loss) from continuing operations before income taxes	4,695	(4,454)	9,653	(381)
Income tax expense (benefit) (note 11)	344	(17)	491	260
Earnings (loss) from continuing operations	4,351	(4,437)	9,162	(641)
Net loss from discontinued operations (note 2)	-	(897)	-	(1,814)
Net earnings (loss)	4,351	(5,334)	9,162	(2,455)
Dividends and accretion on preferred stock	(35)	169	(175)	(264)
Earnings (loss) attributable to common shareholders	4,316	(5,165)	8,987	(2,719)

Basic earnings (loss) per share (note 12)
Earnings (loss) from continuing operations attributable to common shareholders	0.04	(0.04)	0.08	(0.01)
Loss from discontinued operations	-	(0.01)	-	(0.02)
Earnings (loss) attributable to common shareholders(1)	0.04	(0.04)	0.08	(0.02)

Diluted earnings (loss) per share (note 12)
Earnings (loss) from continuing operations attributable to common shareholders	0.03	(0.04)	0.07	(0.01)
Loss from discontinued operations	-	(0.01)	-	(0.02)
Earnings (loss) attributable to common shareholders(1)	0.03	(0.04)	0.07	(0.02)

Weighted-average common shares outstanding (000s) (note 12)
Basic	118,168	116,640	117,685	116,336
Diluted	124,676	116,640	124,700	116,336

(1) The sum of individual per share amounts may not add due to rounding.

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	June 25, 2025 Form 10-Q

SunOpta Inc.
Consolidated Balance Sheets
As at June 28, 2025 and December 28, 2024
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	June 28, 2025	December 28, 2024
	$	$

ASSETS
Current assets
Cash and cash equivalents	2,161	1,552
Accounts receivable, net of allowance for credit losses of $71 and $134, respectively (note 3)	58,851	46,314
Inventories (note 4)	109,945	92,798
Prepaid expenses and other current assets	12,346	14,680
Income taxes recoverable	780	4,114
Total current assets	184,083	159,458

Restricted cash (note 5)	8,003	7,460
Property, plant and equipment, net	345,968	343,618
Operating lease right-of-use assets	112,138	105,692
Intangible assets, net	22,041	20,077
Goodwill	3,998	3,998
Other long-term assets	28,709	28,224
Total assets	704,940	668,527

LIABILITIES
Current liabilities
Accounts payable	109,560	93,362
Accrued liabilities	15,189	17,876
Income taxes payable	70	638
Notes payable (note 6)	8,211	11,110
Short-term debt (note 7)	10,115	-
Current portion of long-term debt (note 7)	30,176	29,393
Current portion of operating lease liabilities	17,491	17,055
Total current liabilities	190,812	169,434

Long-term debt (note 7)	233,080	235,798
Operating lease liabilities	105,684	99,328
Deferred income taxes	325	325
Total liabilities	529,901	504,885

Series B-1 Preferred Stock (note 8)	15,223	15,048

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 118,439,324 shares issued (December 28, 2024 - 117,102,745)	478,064	471,792
Additional paid-in capital	27,070	30,775
Accumulated deficit	(347,327)	(355,982)
Accumulated other comprehensive income	2,009	2,009
Total shareholders' equity	159,816	148,594
Total liabilities and shareholders' equity	704,940	668,527

Commitments and contingencies (note 14)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	June 25, 2025 Form 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the quarters ended June 28, 2025 and June 29, 2024
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at March 29, 2025	117,242	472,763	31,354	(351,311)	2,009	154,815
Repurchase of common shares(1) (note 9)	-	(659)	-	(332)	-	(991)
Employee stock purchase plan	24	147	-	-	-	147
Stock incentive plan	1,173	5,813	(4,448)	-	-	1,365
Withholding taxes on stock-based awards	-	-	(2,028)	-	-	(2,028)
Stock-based compensation	-	-	2,192	-	-	2,192
Net earnings	-	-	-	4,351	-	4,351
Accretion on preferred stock	-	-	-	(35)	-	(35)
Balance at June 28, 2025	118,439	478,064	27,070	(347,327)	2,009	159,816

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at March 30, 2024	116,085	464,817	32,413	(335,604)	2,009	163,635
Employee stock purchase plan	28	132	-	-	-	132
Stock incentive plan	683	4,770	(4,467)	-	-	303
Withholding taxes on stock-based awards	-	-	(2,573)	-	-	(2,573)
Stock-based compensation	-	-	2,443	-	-	2,443
Net loss	-	-	-	(5,334)	-	(5,334)
Derecognition of dividends on preferred stock	-	-	-	305	-	305
Accretion on preferred stock	-	-	-	(136)	-	(136)
Balance at June 29, 2024	116,796	469,719	27,816	(340,769)	2,009	158,775

SUNOPTA INC.	7	June 25, 2025 Form 10-Q

SunOpta Inc.
Consolidated Statements of Shareholders' Equity (continued)
As at and for the two quarters ended June 28, 2025 and June 29, 2024
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at December 28, 2024	117,103	471,792	30,775	(355,982)	2,009	148,594
Repurchase of common shares(1) (note 9)	-	(659)	-	(332)	-	(991)
Employee stock purchase plan	40	256	-	-	-	256
Stock incentive plan	1,296	6,675	(5,051)	-	-	1,624
Withholding taxes on stock-based awards	-	-	(2,389)	-	-	(2,389)
Stock-based compensation	-	-	3,735	-	-	3,735
Net earnings	-	-	-	9,162	-	9,162
Accretion on preferred stock	-	-	-	(175)	-	(175)
Balance at June 28, 2025	118,439	478,064	27,070	(347,327)	2,009	159,816

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income	Total
	000s	$	$	$	$	$

Balance at December 30, 2023	115,953	464,169	28,188	(338,050)	2,009	156,316
Employee stock purchase plan	49	243	-	-	-	243
Stock incentive plan	794	5,307	(4,801)	-	-	506
Withholding taxes on stock-based awards	-	-	(2,659)	-	-	(2,659)
Stock-based compensation	-	-	7,088	-	-	7,088
Net loss	-	-	-	(2,455)	-	(2,455)
Accretion on preferred stock	-	-	-	(264)	-	(264)
Balance at June 29, 2024	116,796	469,719	27,816	(340,769)	2,009	158,775

(1) 163,227 common shares repurchased on June 12, 2025, were cancelled on July 14, 2025.

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	June 25, 2025 Form 10-Q

SunOpta Inc.
Consolidated Statements of Cash Flows
For the two quarters ended June 28, 2025 and June 29, 2024
(Unaudited)
(All dollar amounts expressed in thousands of U.S. dollars)

	Two quarters ended
	June 28, 2025	June 29, 2024
	$	$

CASH PROVIDED BY (USED IN)
Operating activities
Net earnings (loss)	9,162	(2,455)
Net loss from discontinued operations	-	(1,814)
Earnings (loss) from continuing operations	9,162	(641)
Items not affecting cash:
Depreciation and amortization	19,686	17,686
Amortization of debt issuance costs	477	457
Deferred income taxes	-	(368)
Stock-based compensation	3,735	7,088
Gain on sale of property, plant and equipment	(244)	-
Gain on sale of smoothie bowls product line	-	(1,800)
Other	(194)	(193)
Changes in operating assets and liabilities, net of divestitures (note 13)	(14,844)	(20,216)
Net cash provided by operating activities of continuing operations	17,778	2,013
Net cash used in operating activities of discontinued operations	-	(2,310)
Net cash provided by (used in) operating activities	17,778	(297)

Investing activities
Additions to property, plant and equipment	(17,438)	(17,259)
Proceeds from sale of property, plant and equipment	1,284	-
Addition to intangible assets	(2,419)	-
Proceeds from sale of smoothie bowls product line	-	3,336
Net cash used in investing activities of continuing operations	(18,573)	(13,923)
Net cash provided by investing activities of discontinued operations	-	6,300
Net cash used in investing activities	(18,573)	(7,623)

Financing activities
Proceeds from notes payable	80,070	70,477
Repayment of notes payable	(82,969)	(71,709)
Net increase in borrowings under revolving credit facilities	6,762	26,350
Borrowings of short-term and long-term debt	18,600	-
Repayment of long-term debt	(19,016)	(12,320)
Proceeds from the exercise of stock options and employee share purchases	1,880	749
Payment of withholding taxes on stock-based awards	(2,389)	(2,659)
Repurchase of common shares (note 9)	(991)	-
Payment of cash dividends on preferred stock	-	(305)
Net cash provided by financing activities of continuing operations	1,947	10,583
Increase in cash, cash equivalents and restricted cash in the period	1,152	2,663
Cash, cash equivalents and restricted cash, beginning of the period	9,012	8,754
Cash, cash equivalents and restricted cash, end of the period	10,164	11,417

Non-cash investing and financing activities (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	June 25, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 28, 2025 and June 29, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These interim consolidated financial statements of SunOpta Inc. (the "Company" or "SunOpta") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these condensed interim consolidated financial statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the interim periods presented have been included, and all such adjustments are of a normal, recurring nature. Operating results for the quarter and two quarters ended June 28, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 3, 2026 or for any other period. The interim consolidated financial statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 28, 2024. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the "2024 Form 10-K").

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

SUNOPTA INC.	10	June 25, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 28, 2025 and June 29, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The Seller Promissory Notes bear interest at a rate per annum equal to the Secured Overnight Financing Rate ("SOFR"), determined quarterly in advance, plus a margin of 4.00% for the first year and 7.00% for the second and third years. Interest is payable quarterly in-kind. The Seller Promissory Notes mature on October 12, 2026, and outstanding principal and accrued and unpaid interest is payable on the maturity date. Upon initial recognition, the Company determined that the fair value of the Seller Promissory Notes approximated their stated principal amount and no premium or discount was recognized. As at June 28, 2025 and December 28, 2024, the principal amount of the Seller Promissory Notes, together with accumulated accrued and unpaid in-kind interest of $3.8 million and $2.5 million, respectively, is recorded in other long-term assets on the consolidated balance sheets. The Seller Promissory Notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers. As at June 28, 2025 and December 28, 2024, the Company had not recorded any allowance for credit losses related to the Seller Promissory Notes.

The table below presents the major components of the results of discontinued operations reported in the consolidated statement of operations for the quarter and two quarters ended June 29, 2024.

	Quarter ended	Two quarters ended
	June 29, 2024	June 29, 2024
	$	$
Cost of goods sold	-	553
Selling, general and administrative expenses	-	621
Other income, net	-	(73)
Foreign exchange gain	-	(101)
Interest expense	-	23
Loss from discontinued operations before income taxes	-	(1,023)
Income tax expense	897	791
Net loss from discontinued operations	(897)	(1,814)

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

The receivables sold under the Receivables Sales Program are without recourse to the Company for any customer credit risk. The Company does not retain any ongoing financial interest in the receivables sold under the Receivables Sales Program other than cash collection and administrative services. The Company has not recognized any servicing asset or liability as at June 28, 2025, as the fair values of the servicing arrangement and the fees earned are not considered material to the consolidated financial statements.

Receivables sold under the Receivables Sales Program are accounted for as sales of financial assets. The sold receivables are derecognized from accounts receivable on the Company's consolidated balance sheet at the time of sale to the Purchaser. The loss on sale of the sold receivables, representing the discount taken by the Purchaser, together with upfront transaction costs incurred by the Company in connection with the Agreement, amounted to $1.0 million for the two quarters ended June 28, 2025, which is included in other non-operating expense on the consolidated statements of operations for the quarter and two quarters ended June 28, 2025. Cash proceeds received from the Purchaser are classified as an operating activity in the consolidated statements of cash flows.

SUNOPTA INC.	11	June 25, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 28, 2025 and June 29, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes activity related to the Receivables Sales Program:

Two quarters ended
June 28, 2025
$
Receivables balance sold to the Purchaser, beginning of the period	24,986
Sale of receivables	107,895
Cash collected and remitted to the Purchaser	(95,329)
Receivables balance sold to the Purchaser, end of the period(1)	37,552
Cash collected and not remitted to the Purchaser(2)	(25,179)
Outstanding receivables sold, end of the period	12,373

(1) For the first two quarters of 2025, the Company recorded an increase of $12.6 million to cash flows from operating activities of continuing operations from receivables sold under the Receivables Sales Program, which is reflected in the consolidated statement of cash flows for the two quarters ended June 28, 2025.

(2) Cash collected from customers on behalf of but not yet remitted to the Purchaser is included in accounts payable on the consolidated balance sheet as at June 28, 2025, with changes in such obligations reflected as operating activities in the consolidated statements of cash flows. There are no restrictions under the Agreement on the Company's use of the cash collected prior to the time it is due to be remitted to the Purchaser.

4. Inventories

	June 28, 2025	December 28, 2024
	$	$
Raw materials and work-in-process	55,036	51,422
Finished goods	58,222	46,843
Inventory reserves	(3,313)	(5,467)
	109,945	92,798

5. Restricted Cash

Restricted cash relates to certain bank accounts in Mexico that were retained following the divestiture of Frozen Fruit, which are subject to a judicial hold in connection with a litigation matter. Restricted cash has been classified as non-current on the consolidated balance sheets as at June 28, 2025 and December 28, 2024, as the Company cannot predict the timing of when this matter may be resolved.

6. Notes Payable

The Company finances certain purchases of trade goods and services through third-party extended payables facilities. Under these facilities, third-party intermediaries advance the amount of the scheduled payment to the supplier based on the invoice due date and issue a short-term note payable to the Company for the face amount of the supplier invoice. Interest accrues on the note payable from the contractual payment date of the supplier invoice to the extended due date of the note payable, as specified by the negotiated terms of each facility. The Company does not maintain any form of security with the third-party intermediaries. Outstanding principal payment obligations to the third-party intermediaries are recorded as notes payable on the Company's consolidated balance sheets. Proceeds from, and repayments of the notes payable are reported as financing cash flows on the Company's consolidated statements of cash flows.

SUNOPTA INC.	12	June 25, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 28, 2025 and June 29, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

7. Short-Term and Long-Term Debt

	June 28, 2025	December 28, 2024
	$	$
Short-Term Debt
Line of credit facility	10,115	-

Long-Term Debt
Term loan facility	168,750	173,250
Revolving credit facility	40,700	33,937
Less: unamortized debt issuance costs	(802)	(917)
Total credit facilities	208,648	206,270
Finance lease liabilities	54,608	58,921
Total long-term debt, before current portion	263,256	265,191
Less: current portion	30,176	29,393
Total long-term debt	233,080	235,798

Short-Term Debt

Line of Credit Facility

On June 13, 2025, the Company entered into an Uncommitted Trade Loan Facility Agreement (the "Trade Loan Agreement") with a third-party banking institution (the "Lender") providing for an uncommitted revolving line of credit facility (the "Line of Credit Facility") under which the Company may request, and the Lender may make, at its sole discretion, loans and advances of up to an aggregate amount of $15.0 million to be used solely to finance the purchase, production or sale of broth inventory. The initial maximum term of each individual loan or advance is 180 days and the Company may request up to a 90-day extension of such initial term, which the Lender may agree to in its sole discretion. Borrowings under the Line of Credit Facility bear interest at SOFR plus a margin of 1.95%. As at June 28, 2025, the weighted-average interest rate on outstanding borrowings was 6.25%. Obligations under the Trade Loan Agreement are secured by a first security lien in favor of the Lender on all broth inventory of the Company and a guarantee from the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods"). The Trade Loan Agreement is a continuing agreement and will remain in full effect until 30 days after either the Company or the Lender provides written notice of termination to the other party.

Long-Term Debt

Credit Facilities

On December 8, 2023, the Company entered into a five-year Credit Agreement (the "Credit Agreement") providing for (i) a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and (ii) an $85.0 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Credit Facility, the "Credit Facilities"). The Revolving Credit Facility includes $30.0 million of borrowing capacity available for letters of credit and provides for borrowings of up to $10.0 million on same-day notice including in the form of swingline loans. As at June 28, 2025, $5.1 million in letters of credit were issued but undrawn under the Revolving Credit Facility.

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

Borrowings under the Credit Facilities bear interest at a margin over various reference rates, including a base rate (as defined in the Credit Agreement) and SOFR, selected at the option of the Company. The margin for the Credit Facilities is set quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter and will range from 1.00% to 2.25% with respect to base rate loans and from 2.00% to 3.25% for SOFR loans. For the two quarters ended June 28, 2025, the weighted-average interest rate on outstanding borrowings under the Credit Facilities was 7.46% (June 29, 2024 - 8.24%). In addition, the Company is required to pay an undrawn fee under the Revolving Credit Facility quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter ranging from 0.20% to 0.40% on the undrawn revolving commitments thereunder. The Company is also required to pay customary letter of credit fees, to the extent letters of credit are issued and outstanding under the Revolving Credit Facility.

SUNOPTA INC.	13	June 25, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 28, 2025 and June 29, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

As at June 28, 2025, the Company was in compliance with all financial and non-financial covenants under the Credit Agreement.

8. Series B-1 Preferred Stock

As at June 28, 2025, SunOpta Foods had 15,000 shares of Series B-1 Preferred Stock ("Series B-1 Preferred Stock") issued and outstanding with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree"). As at June 28, 2025, the aggregate liquidation preference of the Series B-1 preferred stock was $15.2 million, or approximately $1,015 per share. On April 17, 2024, the Company, SunOpta Foods and Oaktree entered into an Amending Agreement related to the elimination of the dividend rights attached to the Series B-1 Preferred Stock effective from and after December 31, 2023. The Series B-1 Preferred Stock previously paid a cumulative dividend of 8.0% per year that could be paid in-kind or in cash at the Company's option.

At any time, Oaktree may exchange the Series B-1 Preferred Stock, in whole or in part, into the number of common shares of the Company equal to, per share of Series B-1 Preferred Stock, the quotient of the liquidation preference divided by the exchange price of $2.50, while, at any time, SunOpta Foods may cause Oaktree to exchange all of their shares of Series B-1 Preferred Stock if the volume-weighted average price of the common shares during the then preceding 20 trading day period is greater than 200% of the exchange price then in effect. In addition, as of April 24, 2025, SunOpta Foods may redeem all of the Series B-1 Preferred Stock at any time for an amount per share equal to the value of the liquidation preference at such time.

As at June 28, 2025, the Company had 2,932,453 Special Shares, Series 2 issued and outstanding, all of which are held by Oaktree. The Special Shares, Series 2 serve as a mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock and entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holder of the common shares, voting together as a single class, subject to certain exemptions. As a result of a permanent voting cap, the number of Special Shares, Series 2 issued to Oaktree at any time, when taken together with any other voting securities Oaktree then controls, cannot exceed 19.99% of the votes eligible to be cast by all security holders of the Company.

9. Common Shares

Share Repurchase Program

On May 7, 2025, the Company announced that its Board of Directors authorized a share repurchase program for the repurchase of up to $25 million of the Company's outstanding common shares (the "Share Repurchase Program"). The Share Repurchase Program does not obligate the Company to acquire common shares on a particular timeline. Any repurchases under the Share Repurchase Program may be made by means of open market transactions effected through the facilities of The Nasdaq Stock Market LLC in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The actual number of shares purchased, the timing of purchases, and the price at which shares will be purchased under the Share Repurchase Program will be determined by the Company's management, and will depend on factors including, but not limited to, the Company's progress towards its leverage target, financial position, capital allocation priorities, market conditions and regulatory requirements. Any shares acquired by the Company under the Share Repurchase Program will be cancelled. The Company may elect to suspend or discontinue the program without notice at any time.

During the quarter ended June 28, 2025, the Company repurchased 163,227 common shares for cancellation under the Share Repurchase Program at an average price per share of $6.04, for total consideration paid of $1.0 million. The excess of the cost of the shares acquired over the stated capital thereof, totaling $0.3 million, was charged to accumulated deficit. As at June 28, 2025, $24.0 million of the authorized amount remained available under the Share Repurchase Program.

SUNOPTA INC.	14	June 25, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 28, 2025 and June 29, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

10. Stock-Based Compensation

Short-Term Incentive Plan

On March 24, 2025, the Company granted 643,880 performance share units ("PSUs") to selected employees under the Company's 2025 Short-Term Incentive Plan (the "2025 STIP"), which vest subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2025 and subject to the employee's continued employment with the Company through March 24, 2026 (the requisite service period). The grant-date fair value of each PSU was estimated to be $5.14 based on the closing price of the common shares on the date of grant. Each reporting period, the number of unvested PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line based over the remaining requisite service period less amounts previously recognized. As at June 28, 2025, the remaining compensation cost not yet recognized as an expense related to the 2025 STIP PSUs that are expected to vest was $2.4 million, which will be amortized over the remaining vesting period of 0.7 years.

Long-Term Incentive Plan

On April 11, 2025, the Company granted 280,622 restricted stock units ("RSUs"), 501,227 PSUs and 594,277 stock options to selected employees under the Company's 2025 Long-Term Incentive Plan (the "2025 LTIP"). The RSUs vest in three equal annual installments beginning on April 11, 2026, and each vested RSU entitles the employee to receive one Common Share without payment of additional consideration. The vesting of one-half of the PSUs is contingent on the achievement of compound annual growth rate ("CAGR") benchmarks for revenue during the three-year performance period commencing January 1, 2025 and continuing through December 31, 2027, and the vesting of the other one-half of the PSUs is contingent on the achievement of return on invested capital ("ROIC") benchmarks within the same performance period, and subject to the employee's continued employment with the Company through April 11, 2028. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of the predetermined CAGR and ROIC benchmarks. Each vested PSU entitles the employee to receive one Common Share without payment of additional consideration. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Each vested stock option entitles the employee to purchase one Common Share at an exercise price of $3.92, which was the closing price of the common shares on April 11, 2025.

The grant-date fair values of each RSU and PSU were estimated to be $3.92 based on the closing price of the common shares on the date of grant. A grant-date fair value of $2.39 was estimated for each stock option using the Black-Scholes option pricing model with the following assumptions:

Grant-date stock price	$3.92
Exercise price	$3.92
Dividend yield	0%
Expected volatility(a)	62.2%
Risk-free interest rate(b)	4.2%
Expected life (in years)(c)	6.0

(a) Determined based on the historical volatility of the common shares over expected life of the stock options.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the stock options.

(c) Determined based on the mid-point of vesting (three years) and expiration (ten years) for the stock options.

The aggregate grant-date fair value of the RSUs, PSUs and stock options granted under the 2025 LTIP was determined to be $4.5 million, which will be recognized on a straight-line basis over the requisite service period ending April 11, 2028.

11. Income Taxes

Income taxes were recognized at an effective rate of 7.3% and 5.1% for the quarter and two quarters ended June 28, 2025, respectively, compared with 0.4% and (68.2)% recognized for the quarter and two quarters ended June 29, 2024, The Company's effective tax rate reflects the jurisdictional mix of earnings and recognition of a full valuation allowance against certain deferred tax assets.

SUNOPTA INC.	15	June 25, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 28, 2025 and June 29, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

12. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended		Two quarters ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations	$4,351	$(4,437)	$9,162	$(641)
Less: dividends and accretion on preferred stock	(35)	169	(175)	(264)
Earnings (loss) from continuing operations attributable to common shareholders	4,316	(4,268)	8,987	(905)
Loss from discontinued operations	-	(897)	-	(1,814)
Earnings (loss) attributable to common shareholders	$4,316	$(5,165)	$8,987	$(2,719)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	118,168	116,640	117,685	116,336

Basic earnings (loss) per share:
Earnings (loss) from continuing operations attributable to common shareholders	$0.04	$(0.04)	$0.08	$(0.01)
Loss from discontinued operations	-	(0.01)	-	(0.02)
Earnings (loss) attributable to common shareholders(1)	$0.04	$(0.04)	$0.08	$(0.02)

	Quarter ended		Two quarters ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$4,351	$(4,437)	$9,162	$(641)
Less: dividends and accretion on preferred stock	-	169	-	(264)
Earnings (loss) from continuing operations attributable to common shareholders	4,351	(4,268)	9,162	(905)
Loss from discontinued operations	-	(897)	-	(1,814)
Earnings (loss) attributable to common shareholders	$4,351	$(5,165)	$9,162	$(2,719)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	118,168	116,640	117,685	116,336
Dilutive effect of the following:
Stock options and restricted stock units(2)	419	-	926	-
Series B-1 Preferred Stock(3)	6,089	-	6,089	-
Diluted weighted-average number of shares outstanding	124,676	116,640	124,700	116,336

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations attributable to common shareholders	$0.03	$(0.04)	$0.07	$(0.01)
Loss from discontinued operations	-	(0.01)	-	(0.02)
Earnings (loss) attributable to common shareholders(1)	$0.03	$(0.04)	$0.07	$(0.02)

(1) The sum of individual per share amounts may not add due to rounding.

SUNOPTA INC.	16	June 25, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 28, 2025 and June 29, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

(2) For the quarter and two quarters ended June 29, 2024, 711,000 and 1,058,529 potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options and RSUs. For the quarter and two quarters ended June 28, 2025, stock options and RSUs to purchase or receive 1,733,469 (June 29, 2024 - 2,801,823) and 1,419,934 (June 29, 2024 - 2,751,020) potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the common shares for the respective periods.

(3) For the quarter and two quarters ended June 29, 2024, it was more dilutive to assume the Series B-1 Preferred Stock was not converted into common shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the dividends and accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the 6,089,333 common shares issuable on an if-converted basis as at June 29, 2024.

13. Supplemental Cash Flow Information

	Two quarters ended
	June 28, 2025	June 29, 2024
	$	$
Changes in Operating Assets and Liabilities, Net of Divestitures
Accounts receivable	(12,537)	470
Inventories	(17,147)	(14,107)
Accounts payable	13,249	(451)
Other operating assets and liabilities	1,591	(6,128)
	(14,844)	(20,216)

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable	2,949	1,759
Right of use assets obtained in exchange for lease liabilities:
Finance leases	(1,717)	(25,736)
Operating leases	(11,203)	(7,143)
Promissory note receivable from sale of smoothie bowls product line(1)	-	(3,000)

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

U.S. Customs and Border Protection Matter

On February 3, 2025, the Company delivered a voluntary disclosure letter to U.S. Customs and Border Protection ("CBP") regarding the tariff classification of certain fruit snack products produced at the Company's Niagara, Ontario, facility. The Company disclosed to CBP that a revised tariff classification should have been utilized for previously reported shipments, resulting in the underpayment of duties to CBP for the period from January 2022 to December 2024. The Company submitted its final report to CBP on April 3, 2025. As at June 28, 2025 and December 28, 2024, the Company recognized $6.7 million and $7.4 million, respectively, in accounts payable on the consolidated balance sheets, for the duties owed and interest thereon, net of payments made to CBP. As the matter remains subject to review by CBP, it is possible that the actual amount of duties and interest owed may differ from the amount presently accrued by the Company, and CBP may assess additional fines, penalties or enact other measures.

SUNOPTA INC.	17	June 25, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 28, 2025 and June 29, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Product Withdrawal

In the second quarter of 2024, the Company conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have had the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. The Company recognized direct costs related to the withdrawal of $2.1 million, net of expected insurance recoveries, in cost of goods sold in the consolidated statement of operations. The Company is seeking to recover a portion of the withdrawal-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. As at June 28, 2025 and December 28, 2024, the Company has recognized expected insurance recoveries related to the withdrawal of $7.7 million and $7.6 million, respectively, which is included in prepaid expenses and other current assets on the consolidated balance sheet. The Company does not expect to incur any additional significant costs related to this withdrawal.

15. Segment Information

Segment Profit or Loss

The Company manages its continuing operations on a company-wide basis, rather than at a product category or business unit level, thereby making determinations as to the allocation of resources as one operating and reportable segment. Earnings (loss) from continuing operations as reported on the Company's consolidated statements of operations is the measure of segment profit or loss utilized by Company's Chief Executive Officer, who has been identified as the Chief Operating Decision Maker ("CODM"), when assessing performance and allocating resources. The significant segment-level expense information provided to the CODM is consistent with the Company's consolidated statements of operations, as supplemented by the specified expense items disclosed in the table below. The measure of segment assets is the same as total assets reported on the Company's consolidated balance sheet. There are no differences from the 2024 Form 10-K in the Company's basis for segmentation or basis for measurement of segment profit or loss.

Disaggregation of Revenue

The majority of the Company's products are shelf-stable packaged food and beverage products and share similar customers and distribution. The principal products that comprise the Company's product categories are as follows:

Category	Principal Products
Beverages and broths	Plant-based beverages utilizing oat, almond, soy, coconut, rice, hemp, and other bases, including Dream® and West Life™ brands; oat-based creamers, including SOWN® brand; ready-to-drink protein shakes; packaged teas and concentrates; meat and vegetable broths and stocks.
Fruit snacks	Ready-to-eat fruit snacks made from apple purée and juice concentrate in bar, bit, twist, strip and sandwich formats; cold pressed fruit bars.
Ingredients	Liquid bases utilizing oat and soy.
SUNOPTA INC.	18	June 25, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and two quarters ended June 28, 2025 and June 29, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Revenue disaggregated by product category is as follows:

	Quarter ended		Two quarters ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	$	$	$	$
Product Category
Beverages and broths	149,149	134,836	313,314	282,875
Fruit snacks	38,182	29,935	71,255	59,344
Ingredients	4,158	4,770	8,548	9,438
Smoothie bowls(1)	-	-	-	2,306
Total revenues	191,489	169,541	393,117	353,963

(1) On March 4, 2024, the Company completed the sale of its smoothie bowl product line and exited the category.

Specified Expense Items

The following table presents details of specified expenses provided to the CODM and included in earnings (loss) from continuing operations:

	Quarter ended		Two quarters ended
	June 28, 2025	June 29, 2024	June 28, 2025	June 29, 2024
	$	$	$	$
Depreciation and Amortization
Depreciation expense included in cost of goods sold	8,097	7,424	16,054	14,353
Depreciation expense included in selling, general and administrative expenses	1,337	1,240	2,660	2,441
Intangible asset amortization expense	526	446	972	892
Total depreciation and amortization	9,960	9,110	19,686	17,686

Stock-Based Compensation
Stock-based compensation expense included in selling, general and administrative expenses	2,192	2,443	3,735	7,088

Interest Expense, Net
Interest expense	5,743	6,636	11,751	12,818
Amortization of debt issuance costs	228	228	477	457
Interest income	(670)	(454)	(1,820)	(815)
Interest expense, net	5,301	6,410	10,408	12,460

16.  Subsequent Event

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the "Act"). The Act provides changes to U.S. federal tax law, including the expensing of U.S. research expenditures and eligible capital expenditures, increasing the U.S. CHIPS Act investment tax credit, reinstating the EBITDA limitation for the interest deduction calculation, and changing other tax provisions. As U.S. GAAP requires that the effect of changes in tax rates and laws be recognized in the period in which the legislation is enacted, the effects of the Act are not reflected in the Company's consolidated financial statements as of and for the period ended June 28, 2025. The Company is currently evaluating the effect of the Act on its consolidated financial statements.
SUNOPTA INC.	19	June 25, 2025 Form 10-Q

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended June 28, 2025 contained under Item 1 of this Quarterly Report on Form 10-Q (the "Interim Consolidated Financial Statements") and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the "2024 Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to August 6, 2025.

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

In March 2025, the U.S. imposed 25% additional tariffs on goods from Canada and Mexico that are not exempt under the U.S.-Mexico-Canada Agreement ("USMCA"). Effective August 1, 2025, the tariff rate on those goods from Canada was raised to 35%. Additionally, the U.S. has imposed new and expanded tariffs on goods imported from various countries.

While our employees, production facilities, and customers are predominately located in the U.S., we source a portion of our raw material ingredients and packaging globally, including from Canada and Mexico. Additionally, a portion of our total revenues, less than 8%, are generated from the sale of fruit snack products imported into the U.S. from our Niagara, Ontario, facility. As a result, the imposition of tariffs by the U.S. results in additional costs for us, as well as our suppliers, and increase the landed cost in the U.S. of our products produced in Canada that are not exempt under the USMCA. In response to these tariffs, we have implemented targeted pricing actions to pass-through substantially all of the incremental costs of tariffs to our customers, which may have the effect of reducing the competitiveness and level of consumption for certain of our products and negatively impact our profitability. Additionally, the timing of our pass-through pricing adjustments may lag the impacts from these tariffs, which may result in gross margin and earnings variability. The potential inflationary impact of tariffs may also slow economic growth and reduce household savings, which may impact the level of consumption of certain of our products in the event consumers reduce overall spending and/or shift to lower-cost product alternatives.

SUNOPTA INC.	20	June 25, 2025 Form 10-Q

As of mid-July 2025, we had successfully implemented new pricing arrangements with our customers in order to mitigate the full amount of our known tariff exposure at that time. In the second quarter of 2025, however, we experienced a 90-basis point reduction to our gross margin, or $1.6 million impact to gross profit, due to the timing lag in passing through the tariff pricing adjustments, and we expect to have a similar timing impact as we recover the recently announced tariff changes on August 1, 2025. Although we expect to pass-through substantially all of any future incremental costs of tariffs, the tariff environment continues to represent a significant source of uncertainty. We will continue to monitor the evolving political and macroeconomic environment and evaluate any potential impacts to our business.

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

SUNOPTA INC.	21	June 25, 2025 Form 10-Q

Consolidated Results of Operations for the Quarters Ended June 28, 2025 and June 29, 2024

	June 28, 2025	June 29, 2024	Change	Change
For the quarter ended	$	$	$	%

Revenues	191,489	169,541	21,948	12.9%
Cost of goods sold	163,082	148,349	14,733	9.9%

Gross profit	28,407	21,192	7,215	34.0%

Gross margin	14.8%	12.5%		2.3%

Operating expenses
Selling, general and administrative expenses	17,727	17,784	(57)	-0.3%
Intangible asset amortization	526	446	80	17.9%
Other income, net	(131)	(304)	173	56.9%
Foreign exchange loss (gain)	(248)	1,310	(1,558)	*
Total operating expenses	17,874	19,236	(1,362)	-7.1%

Operating income	10,533	1,956	8,577	438.5%

Interest expense, net	5,301	6,410	(1,109)	-17.3%
Other non-operating expense	537	-	537	*

Earnings (loss) from continuing operations before
income taxes	4,695	(4,454)	9,149	*
Income tax expense (benefit)	344	(17)	361	*

Earnings (loss) from continuing operations	4,351	(4,437)	8,788	*
Net loss from discontinued operations	-	(897)	897	100.0%

Net earnings (loss)	4,351	(5,334)	9,685	*
Dividends and accretion on preferred stock	(35)	169	(204)	*

Earnings (loss) attributable to common shareholders	4,316	(5,165)	9,481	*

* Percentage not meaningful

Revenues for the quarter ended June 28, 2025 increased by 12.9% to $191.5 million from $169.5 million for the quarter ended June 29, 2024. The change in revenues from the second quarter of 2024 to the second quarter of 2025 was due to the following:

	$	%
2024 revenues	169,541
Volume/Mix	24,350	14.4%
Price	(2,402)	-1.4%
2025 revenues	191,489	12.9%

Note: percentages may not add due to rounding

For the quarter ended June 28, 2025, the 12.9% increase in revenues reflected a favorable volume/mix impact of 14.4%, partially offset by a 1.4% overall price reduction. The favorable volume/mix growth reflected increases across our beverage, broth and fruit snack product categories and new product launches. The unfavorable pricing impact mainly reflected lower pass-through pricing for certain raw material cost savings, partially offset by incremental pass-through pricing adjustments for tariff costs.

Gross profit increased $7.2 million, or 34.0%, to $28.4 million for the quarter ended June 28, 2025, compared with $21.2 million for the quarter ended June 29, 2024. Gross margin was 14.8% for the quarter ended June 28, 2025, compared with 12.5% for the quarter ended June 29, 2024, an increase of 230 basis points.

For the second quarters of 2025 and 2024, we incurred temporary third-party haul-off charges of $0.8 million and $1.4 million, respectively, for excess wastewater produced at our plant-based beverage facility in Midlothian, Texas, due to temporary volume constraints within our current treatment system. Additionally, for the second quarter of 2024, we incurred start-up costs of $2.3 million, mainly related to the scale-up of production at our plant-based beverage facility in Midlothian, Texas, and we incurred product withdrawal costs of $2.1 million. Excluding the impact of these charges and costs, adjusted gross margin was 15.2% for the quarter ended June 28, 2025, compared with 16.0% for the quarter ended June 29, 2024, a decrease of 80 basis points. See below under "Non-GAAP Measures" for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

SUNOPTA INC.	22	June 25, 2025 Form 10-Q

The 80-basis point decrease in adjusted gross margin reflected the timing lag on the pass-through of incremental tariff costs, investments in labor and infrastructure to improve long-term margins, and incremental depreciation related to assets recently placed in service but not fully utilized as production ramps up. These factors were partially offset by higher sales and production volumes for beverages, broths and fruit snacks driving improved plant utilization.

Operating income increased $8.5 million to $10.5 million for the quarter ended June 28, 2025, compared with $2.0 million for the quarter ended June 29, 2024. The increase in operating income mainly reflected the $7.2 million increase in gross profit, as described above, together with a $1.4 million favorable foreign exchange impact on peso-denominated restricted cash held in Mexico.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense decreased by $1.1 million to $5.3 million for the quarter ended June 28, 2025, compared with $6.4 million for the quarter ended June 29, 2024, which mainly reflected reduced borrowings, favorable interest rate movements, and increased interest income.

Other non-operating expense of $0.5 million for the quarter ended June 28, 2025, reflected the loss on sale of certain trade receivables to a third-party financial institution under the Receivables Sales Program that we entered into in the third quarter of 2024 (as described below under "Liquidity and Capital Resources").

Income taxes were recognized at effective tax rates of 7.3% and 0.4% for the quarters ended June 28, 2025 and June 29, 2024, respectively. Our effective tax rate reflects the jurisdictional mix of earnings and recognition of a full valuation allowance against certain deferred tax assets.

Earnings from continuing operations were $4.4 million for the quarter ended June 28, 2025, compared with a loss from continuing operations of $4.4 million for the quarter ended June 29, 2024. Diluted earnings per share from continuing operations attributable to common shareholders (after accretion on preferred stock) were $0.03 for the quarter ended June 28, 2025, compared with a diluted loss per share (after dividends and accretion on preferred stock) of $0.04 for the quarter ended June 29, 2024.

We recognized a loss from discontinued operations related to our divested frozen fruit business ("Frozen Fruit") of $0.9 million (diluted loss per share of $0.01) for the quarter ended June 29, 2024.

We realized earnings attributable to common shareholders of $4.3 million (diluted earnings per share of $0.03) for the quarter ended June 28, 2025, compared with a loss attributable to common shareholders of $5.2 million (diluted loss per share of $0.04) for the quarter ended June 29, 2024.

Adjusted earnings from continuing operations were $4.4 million, or $0.04 earnings per diluted share, for the quarter ended June 28, 2025, compared with adjusted earnings from continuing operations of $2.2 million, or $0.02 earnings per diluted share, for the quarter ended June 29, 2024.

Adjusted EBITDA from continuing operations increased $2.7 million, or 13.9%, to $22.7 million for the quarter ended June 28, 2025, compared with $20.0 million for the quarter ended June 29, 2024.

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

SUNOPTA INC.	23	June 25, 2025 Form 10-Q

Rollforward of Revenue, Gross Profit and Operating Income

For the quarter ended	June 28, 2025	June 29, 2024	Change	% Change

Revenues	$191,489	$169,541	$21,948	12.9%
Gross profit	28,407	21,192	7,215	34.0%
Gross margin	14.8%	12.5%		2.3%

Operating income	$10,533	$1,956	$8,577	438.5%
Operating margin	5.5%	1.2%		4.3%

Revenues

The table below explains the $22.0 million increase in revenues from $169.5 million for the second quarter of 2024 to $191.5 million for the second quarter of 2025:

Revenues for the quarter ended June 29, 2024	$169,541
Sales volume increases for plant-based beverages and broths, partially offset by lower pass-through pricing for certain raw material cost savings	13,701
Higher sales of fruit snacks driven by volume growth, together with incremental pass-through pricing adjustments for tariff costs	8,247
Revenues for the quarter ended June 28, 2025	$191,489

Gross Profit

The table below explains the $7.2 million increase in gross profit from $21.2 million for the second quarter of 2024 to $28.4 million for the second quarter of 2025:

Gross profit for the quarter ended June 29, 2024	$21,192
Higher sales and production volumes for beverages, broths, and fruit snacks, partially offset by unrecovered incremental tariff costs due to timing	5,271
Decrease in start-up costs related to capital expansion projects	2,348
Non-recurring direct costs, net of expected insurance recoveries, related to a voluntary product withdrawal in the second quarter of 2024	2,145
Decrease in excess wastewater haul-off charges, related to temporary volume constraints within the current treatment system at our Midlothian, Texas, facility	674
Incremental investments in labor and infrastructure to improve long-term margins	(2,550)
Incremental depreciation related to capital expansion projects	(673)
Gross profit for the quarter ended June 28, 2025	$28,407
SUNOPTA INC.	24	June 25, 2025 Form 10-Q

Operating Income

The table below explains the increase in operating income from the second quarter of 2024 to the second quarter of 2025:

Operating income for the quarter ended June 29, 2024	$1,956
Increase in gross profit, as explained above	7,215
Favorable foreign exchange impact on peso-denominated restricted cash held in Mexico, together with lower employee compensation costs, partially offset by higher employee bonus accruals based on performance	1,362
Operating income for the quarter ended June 28, 2025	$10,533

Consolidated Results of Operations for the Two Quarters Ended June 28, 2025 and June 29, 2024

	June 28, 2025	June 29, 2024	Change	Change
For the two quarters ended	$	$	$	%

Revenues	393,117	353,963	39,154	11.1%
Cost of goods sold	334,391	301,719	32,672	10.8%

Gross profit	58,726	52,244	6,482	12.4%

Gross margin	14.9%	14.8%		0.1%

Operating expenses
Selling, general and administrative expenses	36,923	40,118	(3,195)	-8.0%
Intangible asset amortization	972	892	80	9.0%
Other income, net	(56)	(2,104)	2,048	97.3%
Foreign exchange loss (gain)	(133)	1,259	(1,392)	*
Total operating expenses	37,706	40,165	(2,459)	-6.1%

Operating income	21,020	12,079	8,941	74.0%

Interest expense, net	10,408	12,460	(2,052)	-16.5%
Other non-operating expense	959	-	959	*

Earnings (loss) from continuing operations before income taxes	9,653	(381)	10,034	*
Income tax expense	491	260	231	88.8%

Earnings (loss) from continuing operations	9,162	(641)	9,803	*
Net loss from discontinued operations	-	(1,814)	1,814	100.0%

Net earnings (loss)	9,162	(2,455)	11,617	*
Accretion on preferred stock	(175)	(264)	89	33.7%

Earnings (loss) attributable to common shareholders	8,987	(2,719)	11,706	*

* Percentage not meaningful
SUNOPTA INC.	25	June 25, 2025 Form 10-Q

Revenues for the two quarters ended June 28, 2025 increased by 11.1% to $393.1 million from $354.0 million for the two quarters ended June 29, 2024. The change in revenues from the first two quarters of 2024 to the first two quarters of 2025 was due to the following:

	$	%
2024 revenues	353,963
Volume/Mix	46,920	13.3%
Price	(5,460)	-1.5%
Exit from smoothie bowls	(2,306)	-0.7%
2025 revenues	393,117	11.1%

For the two quarters ended June 28, 2025, the 11.1% increase in revenues reflected a favorable volume/mix impact of 13.3%, partially offset by a 1.5% overall price reduction, together with a 0.7% revenue loss related to our exit from the smoothie bowls category in March 2024. The favorable volume/mix growth reflected increases across our beverage, broth and fruit snack product categories and new product launches. The unfavorable pricing impact mainly reflected lower pass-through pricing for certain raw material cost savings, partially offset by incremental pass-through pricing adjustments for tariff costs.

Gross profit increased $6.5 million, or 12.4%, to $58.7 million for the two quarters ended June 28, 2025, compared with $52.2 million for the two quarters ended June 29, 2024. Gross margin was 14.9% for the two quarters ended June 28, 2025, compared with 14.8% for the two quarters ended June 29, 2024, an increase of 10 basis points.

For the first two quarters of 2025 and 2024, we incurred temporary third-party haul-off charges of $1.3 million and $1.4 million, respectively, for excess wastewater produced at our plant-based beverage facility in Midlothian, Texas, due to temporary volume constraints within our current treatment system. Additionally, for the first two quarters of 2024, we incurred start-up costs of $2.7 million, mainly related to the scale-up of production at our plant-based beverage facility in Midlothian, Texas, and we incurred product withdrawal costs of $2.1 million. Excluding the impact of these charges and costs, adjusted gross margin was 15.3% for the two quarters ended June 28, 2025, compared with 16.5% for the two quarters ended June 29, 2024, a decrease of 120 basis points. See below under "Non-GAAP Measures" for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

The 120-basis point decrease in adjusted gross margin reflected the timing lag on the pass-through of incremental tariff costs, investments in labor and infrastructure to improve long-term margins, temporary volume limitations resulting from the excess wastewater issue at our Midlothian, Texas, facility, and incremental depreciation related to assets recently placed in service but not fully utilized as production ramps up. These factors were partially offset by higher sales and production volumes for beverages, broths and fruit snacks driving improved plant utilization.

Operating income increased $8.9 million to $21.0 million for the two quarters ended June 28, 2025, compared with $12.1 million for the two quarters ended June 29, 2024. The increase in operating income mainly reflected the $6.5 million increase in gross profit, as described above, together with a $3.4 million decrease in stock-based compensation expense and a $1.4 million favorable foreign exchange impact on peso-denominated restricted cash held in Mexico, partially offset by the inclusion of a non-recurring gain of $1.8 million on the sale of smoothie bowl product line in the first quarter of 2024.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense decreased by $2.1 million to $10.4 million for the two quarters ended June 28, 2025, compared with $12.5 million for the two quarters ended June 29, 2024, which mainly reflected reduced borrowings, favorable interest rate movements, and increased interest income.

Other non-operating expense of $1.0 million for the two quarters ended June 28, 2025, reflected the loss on sale of certain trade receivables to a third-party financial institution under the Receivables Sales Program that we entered into in the third quarter of 2024 (as described below under "Liquidity and Capital Resources").

Income taxes were recognized at effective tax rates of 5.1% and (68.2)% for the two quarters ended June 28, 2025 and June 29, 2024, respectively. Our effective tax rate reflects the jurisdictional mix of earnings and recognition of a full valuation allowance against certain deferred tax assets.

SUNOPTA INC.	26	June 25, 2025 Form 10-Q

Earnings from continuing operations were $9.2 million for the two quarters ended June 28, 2025, compared with a loss from continuing operations of $0.6 million for the two quarters ended June 29, 2024. Diluted earnings per share from continuing operations attributable to common shareholders (after accretion on preferred stock) were $0.07 for the two quarters ended June 28, 2025, compared with a diluted loss per share (after accretion on preferred stock) of $0.01 for the two quarters ended June 29, 2024.

We recognized a loss from discontinued operations related to Frozen Fruit of $1.8 million (diluted loss per share of $0.02) for the two quarters ended June 29, 2024.

We realized earnings attributable to common shareholders of $9.0 million (diluted earnings per share of $0.07) for the two quarters ended June 28, 2025, compared with a loss attributable to common shareholders of $2.7 million (diluted loss per share of $0.02) for the two quarters ended June 29, 2024.

Adjusted earnings from continuing operations were $9.7 million, or $0.08 earnings per diluted share, for the two quarters ended June 28, 2025, compared with adjusted earnings from continuing operations of $4.1 million, or $0.03 earnings per diluted share, for the two quarters ended June 29, 2024.

Adjusted EBITDA from continuing operations increased $3.3 million, or 7.9%, to $45.1 million for the two quarters ended June 28, 2025, compared with $41.8 million for the two quarters ended June 29, 2024.

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

Rollforward of Revenue, Gross Profit and Operating Income

For the two quarters ended	June 28, 2025	June 29, 2024	Change	% Change

Revenues	$393,117	$353,963	$39,154	11.1%
Gross profit	58,726	52,244	6,482	12.4%
Gross margin	14.9%	14.8%		0.1%

Operating income	$21,020	$12,079	$8,941	74.0%
Operating margin	5.3%	3.4%		1.9%

Revenues

The table below explains the $39.1 million increase in revenues from $354.0 million for the first two quarters of 2024 to $393.1 million for the first two quarters of 2025:

Revenues for the two quarters ended June 29, 2024	$353,963
Sales volume increases for plant-based beverages, broths, protein shakes, and teas, partially offset by lower pass-through pricing for certain raw material cost savings	29,549
Higher sales of fruit snacks driven by volume growth, together with incremental pass-through pricing adjustments for tariff costs,	11,911
Impact of the exit from the smoothie bowls category in March 2024	(2,306)
Revenues for the two quarters ended June 28, 2025	$393,117
SUNOPTA INC.	27	June 25, 2025 Form 10-Q

Gross Profit

The table below explains the $6.5 million increase in gross profit from $52.2 million for the first two quarters of 2024 to $58.7 million for the first two quarters of 2025:

Gross profit for the two quarters ended June 29, 2024	$52,244
Higher sales and production volumes for beverages, broths, and fruit snacks, partially offset by unrecovered incremental tariff costs due to timing	7,562
Decrease in start-up costs related to capital expansion projects	2,675
Non-recurring direct costs, net of expected insurance recoveries, related to a voluntary product withdrawal in the second quarter of 2024	2,145
Decrease in excess wastewater haul-off charges, related to temporary volume constraints within the current treatment system at our Midlothian, Texas, facility	131
Incremental investments in labor and infrastructure to improve long-term margins	(4,330)
Incremental depreciation related to capital expansion projects	(1,701)
Gross profit for the two quarters ended June 28, 2025	$58,726

Operating Income

The table below explains the increase in operating income from the first two quarters of 2024 to the first two quarters of 2025:

Operating income for the two quarters ended June 29, 2024	$12,079
Increase in gross profit, as explained above	6,482
Lower stock-based compensation expense due to a reduced equity component within our short-term incentive plan, together with increased forfeitures related to employee turnover in the first quarter of 2025, and the non-recurring impact of the accelerated vesting of certain awards in connection with the retirement of our former Chief Executive Officer in the first quarter of 2024	3,353
Favorable foreign exchange impact on peso-denominated restricted cash held in Mexico, together with lower employee compensation costs, partially offset by higher employee bonus accruals based on performance	906
Non-recurring gain on sale of smoothie bowl product line in the first quarter of 2024	(1,800)
Operating income for the two quarters ended June 28, 2025	$21,020

Liquidity and Capital Resources

On December 8, 2023, we entered into a five-year Credit Agreement providing for a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and an $85.0 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Credit Facilities"). As at June 28, 2025, $168.8 million remained outstanding under the Term Loan Credit Facility and we had utilized $45.8 million of the Revolving Credit Facility, including $5.1 million in letters of credit. For more information on the Credit Facilities, see note 7 to the unaudited consolidated financial statements included in this report.

On June 13, 2025, we entered into an uncommitted revolving line of credit facility (the "Line of Credit Facility") under which we may request loans and advances of up to an aggregate amount of $15.0 million to be used solely to finance the purchase, production or sale of broth inventory. The Line of Credit Facility bears interest at a rate that is favorable to the Revolving Credit Facility. As at June 28, 2025, we had utilized $10.1 million of the Line of Credit Facility. For more information on the Line of Credit Facility, see note 7 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	28	June 25, 2025 Form 10-Q

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

In connection with our efforts to extend payment terms with our major suppliers to enhance cash flows, we are financing certain purchases of goods and services through extended payables facilities, by which third-party intermediaries settle the supplier invoice on the contractual due date and issue us a short-term note payable for the face amount of the invoice, which we repay, together with interest, at a later date. As at June 28, 2025, we had $8.2 million principal amount outstanding under these facilities. Proceeds from, and repayments of, the notes payable associated with these facilities are reported as financing cash flows on our consolidated statements of cash flows.

For the two quarters ended June 28, 2025, we incurred capital expenditures of $17.4 million, including the payment of $4.0 million of capital expenditures related to fiscal 2024 that were included in accounts payable as at December 28, 2024. For fiscal 2025, we estimate total capital expenditures of approximately $30 million to $35 million, mainly consisting of productivity and maintenance projects. We intend to fund the majority of our capital expenditures through operating cash flows and the Revolving Credit Facility, with the balance through long-term finance leases.

On May 5, 2025, our Board of Directors approved a share repurchase program, authorizing the purchase of up to an aggregate $25 million of our common shares for cancellation through open market transactions. The size and timing of repurchases, if any, will be determined by management and will depend upon a multitude of factors, including our progress towards our leverage target, financial position, capital allocation priorities, market conditions, regulatory requirements, and other considerations. For the quarter ended June 28, 2025, we utilized $1.0 million of the authorized amount to repurchase 0.2 million common shares.

We believe that our operating cash flows, including the selective use of our Receivables Sales Program and customer SCF programs to improve collection terms, together with available borrowings under the Revolving Credit Facility, the Line of Credit Facility, and extended payable facilities, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us.

Cash Flows

Summarized cash flow information for the two quarters ended June 28, 2025 and June 29, 2024, is as follows:

	For the two quarters ended
	June 28, 2025	June 29, 2024	Change
	$	$	$
Net cash flows provided by (used in):
Continuing operations:
Operating activities	17,778	2,013	15,765
Investing activities	(18,573)	(13,923)	(4,650)
Financing activities	1,947	10,583	(8,636)
Discontinued operations	-	3,990	(3,990)
SUNOPTA INC.	29	June 25, 2025 Form 10-Q

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations increased $15.8 million from the first two quarters of 2024 to the first two quarters of 2025. The increase in cash provided mainly reflected higher operating profitability, together with improved working capital efficiency attributable to our Receivables Sales Program.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations increased $4.7 million from the first two quarters of 2024 to the first two quarters of 2025. The increase in cash used mainly reflected an addition to intangible assets for the purchase of an increased wastewater allowance at our Modesto, California, facility, together with the non-recurring receipt of $3.3 million from the sale of the smoothie bowls product line in the first two quarters of 2024.

Financing Activities of Continuing Operations

Cash provided by financing activities of continuing operations decreased $8.6 million from the first two quarters of 2024 to the first two quarters of 2025, which mainly reflected reduced borrowings under the Revolving Credit Facility, reflecting higher operating cash flows.

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

Non-GAAP Measures

Adjusted Gross Margin

Gross margin is a measure of gross profit (equal to revenues less cost of goods sold) as a percentage of revenues. We use a measure of adjusted gross margin that excludes unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We use the measure of adjusted gross margin to evaluate the underlying profitability of our revenue-generating activities within each reporting period. We believe that disclosing this non-GAAP measure provides users with a meaningful, consistent comparison of our profitability measure for the periods presented. However, the non-GAAP measure of adjusted gross margin should not be considered in isolation or as a substitute for gross margin calculated based on gross profit determined in accordance with U.S. GAAP. The following tables present a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP.

SUNOPTA INC.	30	June 25, 2025 Form 10-Q

Second Quarter Ended	Revenues	Cost of Goods Sold	Gross Profit
June 28, 2025	$	$	$
As reported	191,489	163,082	28,407
Adjusted for:
Wastewater haul-off charges(a)	-	(752)	752
As adjusted	191,489	162,330	29,159

Reported gross margin			14.8%
Adjusted gross margin			15.2%

Second Quarter Ended	Revenues	Cost of Goods Sold	Gross Profit
June 29, 2024	$	$	$
As reported	169,541	148,349	21,192
Adjusted for:
Wastewater haul-off charges(a)	-	(1,426)	1,426
Start-up costs(b)	61	(2,287)	2,348
Product withdrawal costs(c)	-	(2,145)	2,145
As adjusted	169,602	142,491	27,111

Reported gross margin			12.5%
Adjusted gross margin			16.0%

First Two Quarters Ended	Revenues	Cost of Goods Sold	Gross Profit
June 28, 2025	$	$	$
As reported	393,117	334,391	58,726
Adjusted for:
Wastewater haul-off charges(a)	-	(1,295)	1,295
As adjusted	393,117	333,096	60,021

Reported gross margin			14.9%
Adjusted gross margin			15.3%

First Two Quarters Ended	Revenues	Cost of Goods Sold	Gross Profit
June 29, 2024	$	$	$
As reported	353,963	301,719	52,244
Adjusted for:
Wastewater haul-off charges(a)	-	(1,426)	1,426
Start-up costs(b)	61	(2,614)	2,675
Product withdrawal costs(c)	-	(2,145)	2,145
As adjusted	354,024	295,534	58,490

Reported gross margin			14.8%
Adjusted gross margin			16.5%

Adjusted Earnings

When assessing our financial performance, we use an internal measure of adjusted earnings that excludes specific items recognized in other income or expense, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following tables present a reconciliation of adjusted earnings from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	31	June 25, 2025 Form 10-Q

	Second Quarter Ended
	June 28, 2025		June 29, 2024
		Per Share		Per Share
	$	$	$	$
Earnings (loss) from continuing operations	4,351		(4,437)
Dividends and accretion on preferred stock	(35)		169
Earnings (loss) from continuing operations attributable to common shareholders	4,316	0.03	(4,268)	(0.04)
Adjusted for:
Wastewater haul-off charges(a)	752		1,426
Start-up costs(b)	-		2,348
Product withdrawal costs(c)	-		2,145
Unrealized foreign exchange loss (gain) on restricted cash(d)	(562)		838
Other(e)	(131)		(304)
Adjusted earnings from continuing operations	4,375	0.04	2,185	0.02

	First Two Quarters Ended
	June 28, 2025		June 29, 2024
		Per Share		Per Share
	$	$	$	$
Earnings (loss) from continuing operations	9,162		(641)
Accretion on preferred stock	(175)		(264)
Earnings (loss) from continuing operations attributable to common shareholders	8,987	0.07	(905)	(0.01)
Adjusted for:
Wastewater haul-off charges(a)	1,295		1,426
Start-up costs(b)	-		2,675
Product withdrawal costs(c)	-		2,145
Unrealized foreign exchange loss (gain) on restricted cash(d)	(543)		838
Other(e)	(56)		(304)
Gain on sale of smoothie bowls product line(f)	-		(1,800)
Adjusted earnings from continuing operations	9,683	0.08	4,075	0.03

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
SUNOPTA INC.	32	June 25, 2025 Form 10-Q

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

The following tables present a reconciliation of adjusted EBITDA from continuing operations from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Second Quarter Ended
	June 28, 2025	June 29, 2024
	$	$
Earnings (loss) from continuing operations	4,351	(4,437)
Interest expense, net	5,301	6,410
Loss on sale of receivables*	537	-
Income tax expense (benefit)	344	(17)
Depreciation and amortization	9,960	9,110
Stock-based compensation	2,192	2,443
Adjusted for:
Wastewater haul-off charges(a)	752	1,426
Start-up costs(b)	-	2,348
Product withdrawal costs(c)	-	2,145
Unrealized foreign exchange loss (gain) on restricted cash(d)	(562)	838
Other(e)	(131)	(304)
Adjusted EBITDA from continuing operations	22,744	19,962

	First Two Quarters Ended
	June 28, 2025	June 29, 2024
	$	$
Earnings (loss) from continuing operations	9,162	(641)
Interest expense, net	10,408	12,460
Loss on sale of receivables*	959	-
Income tax expense	491	260
Depreciation and amortization	19,686	17,686
Stock-based compensation	3,735	7,088
Adjusted for:
Wastewater haul-off charges(a)	1,295	1,426
Start-up costs(b)	-	2,675
Product withdrawal costs(c)	-	2,145
Unrealized foreign exchange loss (gain) on restricted cash(d)	(543)	838
Other(e)	(56)	(304)
Gain on sale of smoothie bowls product line(f)	-	(1,800)
Adjusted EBITDA from continuing operations	45,137	41,833

* Included in other non-operating expense.

SUNOPTA INC.	33	June 25, 2025 Form 10-Q

Footnotes

(a) Reflects temporary third-party haul-off charges for excess wastewater produced at our Midlothian, Texas, facility due to volume constraints within our current treatment system.

(b) Start-up costs mainly reflect the scale-up of production over the course of fiscal 2024 at our plant-based beverage facility in Midlothian, Texas.

(c) Reflects certain direct costs, net of expected insurance recoveries, related to the voluntary withdrawal from customers in the second quarter of 2024 of certain batches of aseptically-packaged products.

(d) Reflects unrealized foreign exchange (gains) or losses associated with peso-denominated restricted cash held in Mexico.

(e) For the second quarter and first two quarters of 2025, other mainly reflects a gain on sale of property, plant and equipment, partially offset by a legal settlement loss. For the second quarter and first two quarters of 2024, other mainly reflects legal settlement gains. These other amounts are recorded in other income or expense.

(f) Reflects the pre-tax gain on sale of the smoothie bowls product line in the first quarter of 2024, which is recorded in other income.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 28, 2025.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended June 28, 2025. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended June 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	34	June 25, 2025 Form 10-Q

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

Risks Related to Our Company, Business and Operations

The imposition of new or increased tariffs could have a material adverse effect on our business, financial condition and results of operations

In March 2025, the U.S. imposed 25% additional tariffs on goods from Canada and Mexico that are not exempt under the U.S.-Mexico-Canada Agreement ("USMCA"). Effective August 1, 2025, the tariff rate on those goods from Canada was raised to 35%. We source a portion of our raw material ingredients and packaging globally, including from Canada and Mexico. Additionally, a portion of our total revenues are generated from the sale of fruit snack products imported into the U.S. from our Niagara, Ontario, facility. As a result, the imposition of tariffs by the U.S. will result in additional costs for us, as well as our suppliers, and increase the landed cost in the U.S. of our products produced in Canada that are not exempt under the USMCA, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the imposition of tariffs, the uncertainty about tariff implementation and tariff rates, and the actual or potential imposition of retaliatory tariffs could weaken the U.S. economy, resulting in lower demand for our products, which could have a material adverse effect on our business, financial condition and results of operations

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities

The following table provides information with respect to the repurchases of the Company's common shares during the quarter ended June 28, 2025 (dollar amounts in millions, expect per share amounts).

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1
3/30/2025 - 5/3/2025	-	$-	-	$-
Month #2
5/4/2025 - 5/31/2025	-	$-	-	$25.0
Month #3
6/1/2025 - 6/28/2025	163,227	$6.04	163,227	$24.0
Total	163,227		163,227

(1) On May 7, 2025, the Company announced that its Board of Directors authorized a share repurchase program for the repurchase of up to $25 million of the Company's outstanding common shares (the "Share Repurchase Program"). The Share Repurchase Program does not obligate the Company to acquire common shares on a particular timeline. Any repurchases under the Share Repurchase Program may be made by means of open market transactions effected through the facilities of The Nasdaq Stock Market LLC in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The actual number of shares purchased, the timing of purchases, and the price at which shares will be purchased under the Share Repurchase Program will be determined by the Company's management, and will depend on factors including, but not limited to, the Company's progress towards its leverage target, financial position, capital allocation priorities, market conditions and regulatory requirements. Any shares acquired by the Company under the Share Repurchase Program will be cancelled. The Company may elect to suspend or discontinue the program without notice at any time.

SUNOPTA INC.	35	June 25, 2025 Form 10-Q

Item 5. Other Information

(c) Insider Trading Arrangements

During the quarter ended June 28, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

The following exhibits are included as part of this report.

Exhibit	Description

10.1†*	Employment Agreement, effective March 31, 2025, between SunOpta Inc. and Chris McCullough.

10.2†*	Employment Agreement, effective May 5, 2025, between SunOpta Inc. and Jennifer Caro.

10.3†*	Employment Agreement, effective June 16, 2025, between SunOpta Inc. and Danielle Duzan.

31.1*	Certification by Brian Kocher, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Greg Gaba, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Brian Kocher, Chief Executive Officer, and Greg Gaba, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

† Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	36	June 25, 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: August 6, 2025	/s/ Greg Gaba
Greg Gaba
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	37	June 25, 2025 Form 10-Q