Form 10-Q
period 2025-09-27
SunOpta Inc.
filed 2025-11-05
CIK 351834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2025

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

The number of the registrant's common shares outstanding as of October 31, 2025 was 118,216,917.

SUNOPTA INC.

FORM 10-Q

For the Quarterly Period Ended September 27, 2025

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

Forward-Looking Statements

This Form 10-Q contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, references to future financial and operating results, plans, objectives, expectations, and intentions; our expectations regarding the future profitability of our business, including anticipated results of operations, revenue trends, and gross margin profile; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; the expected cost and timing to complete planned capital expenditures; the uncertainty of the tariff environment and the potential effects on macroeconomic conditions and our business; ability and timing to achieve the expected benefits from our margin improvement investments; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of debt, working capital needs, and planned capital expenditures; our ability to obtain additional financing or issue additional debt or equity securities; our estimate of duties and interest owed in connection with the revised tariff classification of certain fruit snack products; our estimate of insurance recoveries associated with the withdrawal of certain batches of aseptically-packaged products; the outcome of litigation to which we may, from time to time, be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances. Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties, including those set forth under Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 28, 2024, under Part II, Item 1A of our Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2025 and August 6, 2025, under Item 1A. "Risk Factors" of this report, and in our other filings with the U.S. Securities and Exchange Commission and the Canadian Securities Administrators.

SUNOPTA INC.	3	September 27, 2025 Form 10-Q

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

SUNOPTA INC.	4	September 27, 2025 Form 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

SunOpta Inc.

Consolidated Statements of Operations

For the quarters and three quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	$	$	$	$

Revenues (note 15)	205,410	175,856	598,527	529,819
Cost of goods sold	179,943	152,988	514,334	454,707
Gross profit	25,467	22,868	84,193	75,112
Selling, general and administrative expenses	15,399	21,052	52,322	61,170
Intangible asset amortization	526	446	1,498	1,338
Other expense (income), net	2,800	450	2,744	(1,654)
Foreign exchange loss (gain)	(124)	113	(257)	1,372
Operating income	6,866	807	27,886	12,886
Interest expense, net	5,424	6,762	15,832	19,222
Other non-operating expense	603	236	1,562	236
Earnings (loss) from continuing operations before income taxes	839	(6,191)	10,492	(6,572)
Income tax expense (note 11)	23	23	514	283
Earnings (loss) from continuing operations	816	(6,214)	9,978	(6,855)
Net loss from discontinued operations (note 2)	-	-	-	(1,814)
Net earnings (loss)	816	(6,214)	9,978	(8,669)
Accretion on preferred stock	-	(137)	(175)	(401)
Earnings (loss) attributable to common shareholders	816	(6,351)	9,803	(9,070)

Basic and diluted earnings (loss) per share (note 12)
Earnings (loss) from continuing operations attributable to common shareholders	0.01	(0.05)	0.08	(0.06)
Loss from discontinued operations	-	-	-	(0.02)
Earnings (loss) attributable to common shareholders	0.01	(0.05)	0.08	(0.08)

Weighted-average common shares outstanding (000s) (note 12)
Basic	118,245	116,841	117,871	116,504
Diluted	124,743	116,841	124,708	116,504

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	5	September 27, 2025 Form 10-Q

SunOpta Inc.

Consolidated Balance Sheets

As at September 27, 2025 and December 28, 2024

(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

	September 27, 2025	December 28, 2024
	$	$

ASSETS
Current assets
Cash and cash equivalents	2,225	1,552
Accounts receivable, net of allowance for credit losses of $81 and $134, respectively (note 3)	58,350	46,314
Inventories (note 4)	116,731	92,798
Prepaid expenses and other current assets	10,766	14,680
Income taxes recoverable	945	4,114
Total current assets	189,017	159,458

Restricted cash (note 5)	8,225	7,460
Property, plant and equipment, net	331,995	343,618
Operating lease right-of-use assets	110,133	105,692
Intangible assets, net	21,515	20,077
Goodwill	3,998	3,998
Other long-term assets	29,219	28,224
Total assets	694,102	668,527

LIABILITIES
Current liabilities
Accounts payable	106,849	93,362
Accrued liabilities	17,580	17,876
Income taxes payable	72	638
Notes payable (note 6)	4,126	11,110
Short-term debt (note 7)	15,000	-
Current portion of long-term debt (note 7)	31,933	29,393
Current portion of operating lease liabilities	17,866	17,055
Total current liabilities	193,426	169,434

Long-term debt (note 7)	218,852	235,798
Operating lease liabilities	103,466	99,328
Deferred income taxes	325	325
Total liabilities	516,069	504,885

Series B-1 Preferred Stock (note 8)	15,223	15,048

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized, 118,201,594 shares issued (December 28, 2024 - 117,102,745)	478,336	471,792
Additional paid-in capital	28,976	30,775
Accumulated deficit	(346,511)	(355,982)
Accumulated other comprehensive income	2,009	2,009
Total shareholders' equity	162,810	148,594
Total liabilities and shareholders' equity	694,102	668,527

Commitments and contingencies (note 14)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	6	September 27, 2025 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity

As at and for the quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares				Additional paid-in capital		Accumulated deficit		Accumulated other comprehensive income		Total
	000s		$		$		$		$		$

Balance at June 28, 2025	118,439		478,064		27,070		(347,327)		2,009		159,816
Repurchase of common shares(1) (note 9)	(163)		-		-		-		-		-
Employee stock purchase plan	16		144		-		-		-		144
Stock incentive plan	(90)		128		(26)		-		-		102
Withholding taxes on stock-based awards	-		-		351		-		-		351
Stock-based compensation	-		-		1,581		-		-		1,581
Net earnings	-		-		-		816		-		816
Balance at September 27, 2025	118,202		478,336		28,976		(346,511)		2,009		162,810

	Common shares				Additional paid-in capital		Accumulated deficit		Accumulated other comprehensive income		Total
	000s	$		$		$		$		$

Balance at June 29, 2024	116,796		469,719		27,816		(340,769)		2,009		158,775
Employee stock purchase plan	19		99		-		-		-		99
Stock incentive plan	67		430		(359)		-		-		71
Withholding taxes on stock-based awards	-		-		(145)		-		-		(145)
Stock-based compensation	-		-		2,527		-		-		2,527
Net loss	-		-		-		(6,214)		-		(6,214)
Accretion on preferred stock	-		-		-		(137)		-		(137)
Balance at September 28, 2024	116,882		470,248		29,839		(347,120)		2,009		154,976

SUNOPTA INC.	7	September 27, 2025 Form 10-Q

SunOpta Inc.

Consolidated Statements of Shareholders' Equity (continued)

As at and for the three quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares				Additional paid-in capital		Accumulated deficit		Accumulated other comprehensive income		Total
	000s		$		$		$		$		$

Balance at December 28, 2024	117,103		471,792		30,775		(355,982)		2,009		148,594
Repurchase of common shares(1) (note 9)	(163)		(659)		-		(332)		-		(991)
Employee stock purchase plan	56		400		-		-		-		400
Stock incentive plan	1,206		6,803		(5,077)		-		-		1,726
Withholding taxes on stock-based awards	-		-		(2,038)		-		-		(2,038)
Stock-based compensation	-		-		5,316		-		-		5,316
Net earnings	-		-		-		9,978		-		9,978
Accretion on preferred stock	-		-		-		(175)		-		(175)
Balance at September 27, 2025	118,202		478,336		28,976		(346,511)		2,009		162,810

	Common shares				Additional paid-in capital		Accumulated deficit		Accumulated other comprehensive income		Total
	000s	$		$		$		$		$

Balance at December 30, 2023	115,953		464,169		28,188		(338,050)		2,009		156,316
Employee stock purchase plan	68		342		-		-		-		342
Stock incentive plan	861		5,737		(5,160)		-		-		577
Withholding taxes on stock-based awards	-		-		(2,804)		-		-		(2,804)
Stock-based compensation	-		-		9,615		-		-		9,615
Net loss	-		-		-		(8,669)		-		(8,669)
Accretion on preferred stock	-		-		-		(401)		-		(401)
Balance at September 28, 2024	116,882		470,248		29,839		(347,120)		2,009		154,976

(1) 163,227 common shares repurchased on June 12, 2025, were cancelled on July 14, 2025.

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	8	September 27, 2025 Form 10-Q

SunOpta Inc.

Consolidated Statements of Cash Flows

For the three quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All dollar amounts expressed in thousands of U.S. dollars)

	Three quarters ended
	September 27, 2025	September 28, 2024
	$	$

CASH PROVIDED BY (USED IN)
Operating activities
Net earnings (loss)	9,978	(8,669)
Net loss from discontinued operations	-	(1,814)
Earnings (loss) from continuing operations	9,978	(6,855)
Items not affecting cash:
Depreciation and amortization	29,673	27,005
Amortization of debt issuance costs	734	686
Deferred income taxes	-	(105)
Stock-based compensation	5,316	9,615
Impairment of property, plant and equipment	2,565	-
Gain on sale of property, plant and equipment	(244)	-
Gain on sale of smoothie bowls product line	-	(1,800)
Other	(290)	(249)
Changes in operating assets and liabilities, net of divestitures (note 13)	(13,608)	(9,076)
Net cash provided by operating activities of continuing operations	34,124	19,221
Net cash used in operating activities of discontinued operations	-	(2,310)
Net cash provided by operating activities	34,124	16,911
Investing activities
Additions to property, plant and equipment	(21,729)	(22,800)
Proceeds from sale of property, plant and equipment	1,284	-
Addition to intangible assets	(2,419)	-
Proceeds from sale of smoothie bowls product line	-	6,336
Net cash used in investing activities of continuing operations	(22,864)	(16,464)
Net cash provided by investing activities of discontinued operations	-	6,300
Net cash used in investing activities	(22,864)	(10,164)
Financing activities
Proceeds from notes payable	107,066	99,270
Repayment of notes payable	(114,050)	(103,875)
Net increase in borrowings under revolving credit facilities	463	18,350
Borrowings of short-term and long-term debt	23,485	1,145
Repayment of long-term debt	(25,883)	(17,565)
Proceeds from the exercise of stock options and employee share purchases	2,126	919
Payment of withholding taxes on stock-based awards	(2,038)	(2,804)
Repurchase of common shares (note 9)	(991)	-
Payment of cash dividends on preferred stock	-	(305)
Net cash used in financing activities of continuing operations	(9,822)	(4,865)
Increase in cash, cash equivalents and restricted cash in the period	1,438	1,882
Cash, cash equivalents and restricted cash, beginning of the period	9,012	8,754
Cash, cash equivalents and restricted cash, end of the period	10,450	10,636

Non-cash investing and financing activities (note 13)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	9	September 27, 2025 Form 10-Q

SunOpta Inc.
Notes to Consolidated Financial Statements
For the quarters and three quarters ended September 27, 2025 and September 28, 2024
(Unaudited)
(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

The unaudited Consolidated Financial Statements of SunOpta Inc. (the "Company" or "SunOpta") included herein have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, and in accordance with United States ("U.S.") generally accepted accounting principles ("U.S. GAAP") for interim financial information. Accordingly, these statements do not include all of the disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments considered necessary for the fair presentation of the interim periods presented have been included, and all such adjustments are of a normal, recurring nature. Operating results for the quarter and three quarters ended September 27, 2025 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 3, 2026 or for any other period. These statements include the accounts of the Company and its subsidiaries and have been prepared on a basis consistent with the annual consolidated financial statements for the year ended December 28, 2024. For further information, refer to the consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the "2024 Form 10-K").

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The guidance is effective for fiscal years beginning after December 15, 2024. ASU 2023-09 will impact the Company's income tax disclosures beginning with the consolidated financial statements included in the annual report on Form 10-K for the current fiscal year ending January 3, 2026, but will have no impact on the Company's results of operations, cash flows, or financial condition.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The guidance will be effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential effect that ASU 2024-03 will have on its financial statement disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which is intended to modernize the accounting for the costs of internal-use software given the evolution of software development. ASU 2025-06 removes all references to project stages throughout Subtopic 350-40 and clarifies the threshold entities apply to begin capitalizing costs. The guidance will be effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the potential effect that ASU 2025-06 will have on its consolidated financial statements.

SUNOPTA INC.	10	September 27, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 27, 2025 and September 28, 2024

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

The Seller Promissory Notes bear interest at a rate per annum equal to the Secured Overnight Financing Rate ("SOFR"), determined quarterly in advance, plus a margin of 4.00% for the first year and 7.00% for the second and third years. Interest is payable quarterly in-kind. The Seller Promissory Notes mature on October 12, 2026, and outstanding principal and accrued and unpaid interest is payable on the maturity date. Upon initial recognition, the Company determined that the fair value of the Seller Promissory Notes approximated their stated principal amount and no premium or discount was recognized. As at September 27, 2025 and December 28, 2024, the principal amount of the Seller Promissory Notes, together with accumulated accrued and unpaid in-kind interest of $4.5 million and $2.5 million, respectively, is recorded in other long-term assets on the consolidated balance sheets. The Seller Promissory Notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers. As at September 27, 2025 and December 28, 2024, the Company had not recorded any allowance for credit losses related to the Seller Promissory Notes.

The table below presents the major components of the results of discontinued operations reported in the consolidated statement of operations for the three quarters ended September 28, 2024.

$
Cost of goods sold	553
Selling, general and administrative expenses	621
Other income, net	(73)
Foreign exchange gain	(101)
Interest expense	23
Loss from discontinued operations before income taxes	(1,023)
Income tax expense	791
Net loss from discontinued operations	(1,814)

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

The receivables sold under the Receivables Sales Program are without recourse to the Company for any customer credit risk. The Company does not retain any ongoing financial interest in the receivables sold under the Receivables Sales Program other than cash collection and administrative services. The Company has not recognized any servicing asset or liability as at September 27, 2025, as the fair values of the servicing arrangement and the fees earned are not considered material to the consolidated financial statements.

SUNOPTA INC.	11	September 27, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Receivables sold under the Receivables Sales Program are accounted for as sales of financial assets. The sold receivables are derecognized from accounts receivable on the Company's consolidated balance sheet at the time of sale to the Purchaser. For the quarter and three quarters ended September 27, 2025, the loss on sale of the sold receivables, representing the discount taken by the Purchaser, amounted to $0.6 million (September 28, 2024 - $0.2 million) and $1.6 million (September 28, 2024 - $0.2 million), respectively, which is included in other non-operating expense on the consolidated statements of operations for the quarter and three quarters ended September 27, 2025. Cash proceeds received from the Purchaser are classified as an operating activity in the consolidated statements of cash flows.

The following table summarizes activity related to the Receivables Sales Program:

	Three quarters ended
	September 27, 2025	September 28, 2024
	$	$
Receivables balance sold to the Purchaser, beginning of the period	24,986	-
Sale of receivables	175,594	19,999
Cash collected and remitted to the Purchaser	(159,746)	-
Receivables balance sold to the Purchaser, end of the period(1)	40,834	19,999
Cash collected and not remitted to the Purchaser(2)	(23,493)	(11,102)
Outstanding receivables sold, end of the period	17,341	8,897

(1) For the first three quarters of 2025 and 2024, the Company recorded increases of $15.8 million and $20.0 million, respectively, to cash flows from operating activities of continuing operations from receivables sold under the Receivables Sales Program, which are reflected in the consolidated statements of cash flows for the three quarters ended September 27, 2025 and September 28, 2024.

(2) Cash collected from customers on behalf of but not yet remitted to the Purchaser is included in accounts payable on the consolidated balance sheet as at September 27, 2025, with changes in such obligations reflected as operating activities in the consolidated statements of cash flows. There are no restrictions under the Agreement on the Company's use of the cash collected prior to the time it is due to be remitted to the Purchaser.

4. Inventories

	September 27, 2025	December 28, 2024
	$	$
Raw materials and work-in-process	64,890	51,422
Finished goods	55,730	46,843
Inventory reserves	(3,889)	(5,467)
	116,731	92,798

5. Restricted Cash

Restricted cash relates to certain bank accounts in Mexico that were retained following the divestiture of Frozen Fruit, which are subject to a judicial hold in connection with a litigation matter. Restricted cash has been classified as non-current on the consolidated balance sheets as at September 27, 2025 and December 28, 2024, as the Company cannot predict the timing of when this matter may be resolved.

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

SUNOPTA INC.	12	September 27, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

7. Short-Term and Long-Term Debt

	September 27, 2025	December 28, 2024
	$	$
Short-Term Debt
Line of credit facility	15,000	-

Long-Term Debt
Term loan facility	166,500	173,250
Revolving credit facility	34,400	33,937
Less: unamortized debt issuance costs	(743)	(917)
Total credit facilities	200,157	206,270
Finance lease liabilities	50,628	58,921
Total long-term debt, before current portion	250,785	265,191
Less: current portion	31,933	29,393
Total long-term debt	218,852	235,798

Short-Term Debt

Line of Credit Facility

On June 13, 2025, the Company entered into an Uncommitted Trade Loan Facility Agreement (the "Trade Loan Agreement") with a third-party banking institution (the "Lender") providing for an uncommitted revolving line of credit facility (the "Line of Credit Facility") under which the Company may request, and the Lender may make, at its sole discretion, loans and advances of up to an aggregate amount of $15.0 million to be used solely to finance the purchase, production or sale of broth inventory. The initial maximum term of each individual loan or advance is 180 days, and the Company may request up to a 90-day extension of such initial term, which the Lender may agree to in its sole discretion. Borrowings under the Line of Credit Facility bear interest at SOFR plus a margin of 1.95%. As at September 27, 2025, the weighted-average interest rate on outstanding borrowings was 6.20%. Obligations under the Trade Loan Agreement are secured by a first security lien in favor of the Lender on all broth inventory of the Company and a guarantee from the Company's subsidiary, SunOpta Foods Inc. ("SunOpta Foods"). The Trade Loan Agreement is a continuing agreement and will remain in full effect until 30 days after either the Company or the Lender provides written notice of termination to the other party.

Long-Term Debt

Credit Facilities

On December 8, 2023, the Company entered into a five-year Credit Agreement (the "Credit Agreement") providing for (i) a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and (ii) an $85.0 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Credit Facility, the "Credit Facilities"). The Revolving Credit Facility includes $30.0 million of borrowing capacity available for letters of credit and provides for borrowings of up to $10.0 million on same-day notice including in the form of swingline loans. As at September 27, 2025, $4.9 million in letters of credit were issued but undrawn under the Revolving Credit Facility.

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

SUNOPTA INC.	13	September 27, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Borrowings under the Credit Facilities bear interest at a margin over various reference rates, including a base rate (as defined in the Credit Agreement) and SOFR, selected at the option of the Company. The margin for the Credit Facilities is set quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter and will range from 1.00% to 2.25% with respect to base rate loans and from 2.00% to 3.25% for SOFR loans. For the three quarters ended September 27, 2025, the weighted-average interest rate on outstanding borrowings under the Credit Facilities was 7.44% (September 28, 2024 - 8.29%). In addition, the Company is required to pay an undrawn fee under the Revolving Credit Facility quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter ranging from 0.20% to 0.40% on the undrawn revolving commitments thereunder. The Company is also required to pay customary letter of credit fees, to the extent letters of credit are issued and outstanding under the Revolving Credit Facility.

As at September 27, 2025, the Company was in compliance with all financial and non-financial covenants under the Credit Agreement.

8. Series B-1 Preferred Stock

As at September 27, 2025, SunOpta Foods had 15,000 shares of Series B-1 Preferred Stock ("Series B-1 Preferred Stock") issued and outstanding with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree"). As at September 27, 2025, the aggregate liquidation preference of the Series B-1 preferred stock was $15.2 million, or approximately $1,015 per share. On April 17, 2024, the Company, SunOpta Foods and Oaktree entered into an Amending Agreement related to the elimination of the dividend rights attached to the Series B-1 Preferred Stock effective from and after December 31, 2023. The Series B-1 Preferred Stock previously paid a cumulative dividend of 8.0% per year that could be paid in-kind or in cash at the Company's option.

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

As at September 27, 2025, the Company had 2,932,453 Special Shares, Series 2 issued and outstanding, all of which are held by Oaktree. The Special Shares, Series 2 serve as a mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock and entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holder of the common shares, voting together as a single class, subject to certain exemptions. As a result of a permanent voting cap, the number of Special Shares, Series 2 issued to Oaktree at any time, when taken together with any other voting securities Oaktree then controls, cannot exceed 19.99% of the votes eligible to be cast by all security holders of the Company.

9. Common Shares

Share Repurchase Program

On May 7, 2025, the Company announced that its Board of Directors authorized a share repurchase program for the repurchase of up to $25 million of the Company's outstanding common shares (the "Share Repurchase Program"). The Share Repurchase Program does not obligate the Company to acquire any shares on a particular timeline. Any repurchases under the Share Repurchase Program may be made by means of open market transactions effected through the facilities of The Nasdaq Stock Market LLC in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The actual number of shares purchased, the timing of purchases, and the price at which shares will be purchased under the Share Repurchase Program will be determined by the Company's management, and will depend on factors including, but not limited to, the Company's progress towards its leverage target, financial position, capital allocation priorities, market conditions, and regulatory requirements. Any shares acquired by the Company under the Share Repurchase Program will be cancelled. The Company may elect to suspend or discontinue the program without notice at any time.

SUNOPTA INC.	14	September 27, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

For the three quarters ended September 27, 2025, the Company repurchased 163,227 shares at an average price per share of $6.04, for total consideration paid of $1.0 million. The excess of the cost of the shares acquired over the stated capital thereof, totaling $0.3 million, was charged to accumulated deficit. As at September 27, 2025, $24.0 million of the authorized amount remained available under the Share Repurchase Program.

10. Stock-Based Compensation

Short-Term Incentive Plan

On March 24, 2025, the Company granted 643,880 performance share units ("PSUs") to selected employees under the Company's 2025 Short-Term Incentive Plan (the "2025 STIP"), which vest subject to the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization ("EBITDA") for fiscal 2025 and subject to the employee's continued employment with the Company through March 24, 2026 (the requisite service period). The grant-date fair value of each PSU was estimated to be $5.14 based on the closing price of the Company's common shares on the date of grant. Each reporting period, the number of unvested PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line based over the remaining requisite service period less amounts previously recognized. Each vested PSU entitles the employee to receive one common share of the Company without payment of additional consideration. As at September 27, 2025, the remaining compensation cost not yet recognized as an expense related to the 2025 STIP PSUs that are expected to vest was $0.9 million, which will be amortized over the remaining vesting period of 0.5 years.

Long-Term Incentive Plan

On April 11, 2025, the Company granted 280,622 restricted stock units ("RSUs"), 501,227 PSUs and 594,277 stock options to selected employees under the Company's 2025 Long-Term Incentive Plan (the "2025 LTIP"). The RSUs vest in three equal annual installments beginning on April 11, 2026, and each vested RSU entitles the employee to receive one common share without payment of additional consideration. The vesting of one-half of the PSUs is contingent on the achievement of compound annual growth rate ("CAGR") benchmarks for revenue during the three-year performance period commencing January 1, 2025 and continuing through December 31, 2027, and the vesting of the other one-half of the PSUs is contingent on the achievement of return on invested capital ("ROIC") benchmarks within the same performance period, and subject to the employee's continued employment with the Company through April 11, 2028. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of the predetermined CAGR and ROIC benchmarks. Each vested PSU entitles the employee to receive one common share of the Company without payment of additional consideration. The stock options vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Each vested stock option entitles the employee to purchase one common share of the Company at an exercise price of $3.92, which was the closing price of the common shares on April 11, 2025.

The grant-date fair values of each RSU and PSU were estimated to be $3.92 based on the closing price of the Company's common shares on the date of grant. A grant-date fair value of $2.39 was estimated for each stock option using the Black-Scholes option pricing model with the following assumptions:

Grant-date stock price	$3.92
Exercise price	$3.92
Dividend yield	0%
Expected volatility(a)	62.2%
Risk-free interest rate(b)	4.2%
Expected life (in years)(c)	6.0

(a) Determined based on the historical volatility of the common shares over expected life of the stock options.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the expected life of the stock options.

(c) Determined based on the mid-point of vesting (three years) and expiration (ten years) for the stock options.
SUNOPTA INC.	15	September 27, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

The aggregate grant-date fair value of the RSUs, PSUs and stock options granted under the 2025 LTIP was determined to be $4.5 million, which is being recognized on a straight-line basis over the requisite service period ending April 11, 2028.

11. Income Taxes

Income taxes were recognized at an effective rate of 2.7% and 4.9% for the quarter and three quarters ended September 27, 2025, respectively, compared with (0.4)% and (4.3)% recognized for the quarter and three quarters ended September 28, 2024. Due to a full valuation allowance against deferred tax assets, the Company's effective tax rate reflects only federal and state cash taxes. The enactment of the One Big Beautiful Bill Act on July 4, 2025, did not materially impact the Company's fiscal 2025 annual effective tax rate.

12. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	Quarter ended		Three quarters ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations	$816	$(6,214)	$9,978	$(6,855)
Less: accretion on preferred stock	-	(137)	(175)	(401)
Earnings (loss) from continuing operations attributable to common shareholders	816	(6,351)	9,803	(7,256)
Loss from discontinued operations	-	-	-	(1,814)
Earnings (loss) attributable to common shareholders	$816	$(6,351)	$9,803	$(9,070)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	118,245	116,841	117,871	116,504

Basic earnings (loss) per share:
Earnings (loss) from continuing operations attributable to common shareholders	$0.01	$(0.05)	$0.08	$(0.06)
Loss from discontinued operations	-	-	-	(0.02)
Earnings (loss) attributable to common shareholders	$0.01	$(0.05)	$0.08	$(0.08)

SUNOPTA INC.	16	September 27, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

	Quarter ended		Three quarters ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$816	$(6,214)	$9,978	$(6,855)
Less: accretion on preferred stock	-	(137)	-	(401)
Earnings (loss) from continuing operations attributable to common shareholders	816	(6,351)	9,978	(7,256)
Loss from discontinued operations	-	-	-	(1,814)
Earnings (loss) attributable to common shareholders	$816	$(6,351)	$9,978	$(9,070)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	118,245	116,841	117,871	116,504
Dilutive effect of the following:
Stock options and restricted stock units(1)	409	-	748	-
Series B-1 Preferred Stock(2)	6,089	-	6,089	-
Diluted weighted-average number of shares outstanding	124,743	116,841	124,708	116,504

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations attributable to common shareholders	$0.01	$(0.05)	$0.08	$(0.06)
Loss from discontinued operations	-	-	-	(0.02)
Earnings (loss) attributable to common shareholders	$0.01	$(0.05)	$0.08	$(0.08)

(1) For the quarter and three quarters ended September 28, 2024, 656,831 and 869,143 potential common shares, respectively, were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations. Dilutive potential common shares consist of stock options and RSUs. For the quarter and three quarters ended September 27, 2025, stock options and RSUs to purchase or receive 701,575 (September 28, 2024 - 2,550,555) and 1,310,239 (September 28, 2024 - 2,694,555) potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the common shares for the respective periods.

(2) For the quarter and three quarters ended September 28, 2024, it was more dilutive to assume the Series B-1 Preferred Stock was not converted into common shares and, therefore, the numerator of the diluted earnings per share calculation was not adjusted to add back the accretion on the Series B-1 Preferred Stock and the denominator was not adjusted to include the 6,089,333 common shares issuable on an if-converted basis as at September 28, 2024.

SUNOPTA INC.	17	September 27, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

13. Supplemental Cash Flow Information

	Three quarters ended
	September 27, 2025	September 28, 2024
	$	$
Changes in Operating Assets and Liabilities, Net of Divestitures
Accounts receivable	(12,036)	2,633
Inventories	(23,933)	(22,624)
Accounts payable	17,412	14,161
Other operating assets and liabilities	4,949	(3,246)
	(13,608)	(9,076)

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable	(3,925)	(981)
Right of use assets obtained in exchange for lease liabilities:
Operating leases	(11,654)	(8,009)
Finance leases	(2,353)	(24,591)

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

U.S. Customs and Border Protection Matter

On February 3, 2025, the Company delivered a voluntary disclosure letter to U.S. Customs and Border Protection ("CBP") regarding the tariff classification of certain fruit snack products produced at the Company's Niagara, Ontario, facility. The Company disclosed to CBP that a revised tariff classification should have been utilized for previously reported shipments, resulting in the underpayment of duties to CBP for the period from January 2022 to December 2024. The Company submitted its final report to CBP on April 3, 2025. As at September 27, 2025 and December 28, 2024, the Company recognized $5.9 million and $7.4 million, respectively, in accounts payable on the consolidated balance sheets, for the duties owed and interest thereon, net of payments made to CBP. As the matter remains subject to review by CBP, it is possible that the actual amount of duties and interest owed may differ from the amount presently accrued by the Company, and CBP may assess additional fines, penalties or enact other measures.

Product Withdrawal

In the second quarter of 2024, the Company conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have had the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. The Company recognized direct costs related to the withdrawal of $2.1 million, net of expected insurance recoveries, in cost of goods sold in the consolidated statement of operations. The Company is seeking to recover a portion of the withdrawal-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. During the third quarter of 2025, the Company received partial insurance proceeds of $3.0 million related to the withdrawal. As at September 27, 2025, remaining expected insurance recoveries of $4.7 million (December 28, 2024 - $7.6 million) were included in prepaid expenses and other current assets on the consolidated balance sheets.

SUNOPTA INC.	18	September 27, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 27, 2025 and September 28, 2024

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

Fruit snacks	Ready-to-eat fruit snacks made from apple purée and juice concentrate in bar, bit, twist, strip and sandwich formats; cold pressed fruit bars.
Ingredients	Liquid bases utilizing oat and soy.

Revenue disaggregated by product category is as follows:

	Quarter ended		Three quarters ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	$	$	$	$
Product Category
Beverages and broths	161,374	137,456	474,688	420,331
Fruit snacks	40,908	34,452	112,163	93,796
Ingredients	3,128	3,948	11,676	13,386
Smoothie bowls(1)	-	-	-	2,306
Total revenues	205,410	175,856	598,527	529,819

(1) On March 4, 2024, the Company completed the sale of its smoothie bowl product line and exited the category.
SUNOPTA INC.	19	September 27, 2025 Form 10-Q

SunOpta Inc.

Notes to Consolidated Financial Statements

For the quarters and three quarters ended September 27, 2025 and September 28, 2024

(Unaudited)

(All tabular amounts expressed in thousands of U.S. dollars, except per share amounts)

Specified Expense Items

The following table presents details of specified expenses provided to the CODM and included in earnings (loss) from continuing operations:

	Quarter ended		Three quarters ended
	September 27, 2025	September 28, 2024	September 27, 2025	September 28, 2024
	$	$	$	$
Depreciation and Amortization
Depreciation expense included in cost of goods sold	8,105	7,587	24,159	21,940
Depreciation expense included in selling, general and administrative expenses	1,356	1,286	4,016	3,727
Intangible asset amortization expense	526	446	1,498	1,338
Total depreciation and amortization	9,987	9,319	29,673	27,005

Stock-Based Compensation
Stock-based compensation expense included in selling, general and administrative expenses	1,581	2,527	5,316	9,615

Interest Expense, Net
Interest expense	5,842	6,874	17,593	19,692
Amortization of debt issuance costs	257	228	734	685
Interest income	(675)	(340)	(2,495)	(1,155)
Interest expense, net	5,424	6,762	15,832	19,222

16. Subsequent Event

On November 5, 2025, the Company secured the full release of all of the funds held in bank accounts in Mexico that were reported as restricted cash on the consolidated balance sheets as at September 27, 2025 and December 28, 2024 (see note 5).

SUNOPTA INC.	20	September 27, 2025 Form 10-Q

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the interim consolidated financial statements, and notes thereto, for the quarter ended September 27, 2025 contained under Item 1 of this Quarterly Report on Form 10-Q (the "Interim Consolidated Financial Statements") and in conjunction with the annual consolidated financial statements, and notes thereto, contained in the Annual Report on Form 10-K for the fiscal year ended December 28, 2024 (the "2024 Form 10-K"). Unless otherwise indicated herein, the discussion and analysis contained in this MD&A includes information available to November 5, 2025.

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

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable based on information currently available, they may prove to be incorrect. These factors are more fully described in the "Risk Factors" section at Part I, Item 1A of the 2024 Form 10-K, at Part II, Item 1A of our Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2025 and August 6, 2025, and Part II, Item 1A of this report.

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

Overview

SunOpta delivers customized supply chain solutions and innovation for top brands, retailers, and foodservice providers across a broad portfolio of beverages, broths, and better-for-you snacks. Our products are distributed through retail, club, foodservice and e-commerce channels across North America.

Business Environment and Fiscal 2025 Outlook

For the fourth quarter and fiscal year 2025, we are projecting higher year-over-year revenues, driven by organic growth across our beverage, broth and fruit snack product categories. We anticipate an improved gross margin profile on a reported basis, reflecting higher output from our existing capital infrastructure. However, certain manufacturing inefficiencies and temporary volume constraints at our plant-based beverage facility in Midlothian, Texas, that we experienced in the third quarter (as discussed below under "Consolidated Results of Operations") may continue to negatively impact our reported gross margin, as we have not yet achieved all of the anticipated benefits from our margin improvement initiatives. An increase in gross profit, together with lower selling, general and administrative ("SG&A") expenses as a percentage of revenue, is expected to drive operating income growth and increased cash flows.

SUNOPTA INC.	21	September 27, 2025 Form 10-Q

As it relates to the current tariff environment, our employees, production facilities, and customers are predominately located in the U.S.; however, we source a portion of our raw material ingredients and packaging globally, including from Canada and Mexico. Additionally, a portion of our total revenues, less than 8%, are generated from the sale of fruit snack products imported into the U.S. from our Niagara, Ontario, facility. As a result, the imposition of new tariffs by the U.S. on goods from Canada and Mexico, respectively, that are not exempt under the U.S.-Mexico-Canada Agreement ("USMCA") has resulted in additional costs for us, as well as our suppliers, and increased the landed cost in the U.S. of our products produced in Canada that are not exempt under the USMCA. In response to these new tariffs, we have been implementing alternative sourcing strategies and pricing arrangements that have allowed us to mitigate our known tariff exposure at this time, although the long-term tariff environment remains uncertain.

Consolidated Results of Operations for the Quarters Ended September 27, 2025 and September 28, 2024

	September 27, 2025	September 28, 2024	Change	Change
For the quarter ended	$	$	$	%

Revenues	205,410	175,856	29,554	16.8%
Cost of goods sold	179,943	152,988	26,955	17.6%

Gross profit	25,467	22,868	2,599	11.4%

Gross margin	12.4%	13.0%		-0.6%

Operating expenses
Selling, general and administrative expenses	15,399	21,052	(5,653)	-26.9%
Intangible asset amortization	526	446	80	17.9%
Other expense, net	2,800	450	2,350	522.2%
Foreign exchange loss (gain)	(124)	113	(237)	*
Total operating expenses	18,601	22,061	(3,460)	-15.7%

Operating income	6,866	807	6,059	750.8%

Interest expense, net	5,424	6,762	(1,338)	-19.8%
Other non-operating expense	603	236	367	155.5%

Earnings (loss) from continuing operations before
income taxes	839	(6,191)	7,030	*
Income tax expense	23	23	-	0.0%

Earnings (loss) from continuing operations	816	(6,214)	7,030	*
Net loss from discontinued operations	-	-	-	*

Net earnings (loss)	816	(6,214)	7,030	*
Accretion on preferred stock	-	(137)	137	*

Earnings (loss) attributable to common shareholders	816	(6,351)	7,167	*

* Percentage not meaningful

Revenues for the quarter ended September 27, 2025 increased by 16.8% to $205.4 million from $175.9 million for the quarter ended September 28, 2024. The change in revenues from the third quarter of 2024 to the third quarter of 2025 was due to the following:

	$	%
2024 revenues	175,856
Volume/Mix	29,557	16.8%
Price	(3)	0.0%
2025 revenues	205,410	16.8%

For the quarter ended September 27, 2025, the 16.8% increase in revenues reflected organic volume growth across our beverage, broth, and fruit snack product categories and new product launches. Additionally, for the third quarter of 2025, the unfavorable pricing impact of lower pass-through pricing for certain raw material cost savings was largely offset by incremental pass-through pricing adjustments for tariff costs.

SUNOPTA INC.	22	September 27, 2025 Form 10-Q

Gross profit increased $2.6 million, or 11.4%, to $25.5 million for the quarter ended September 27, 2025, compared with $22.9 million for the quarter ended September 28, 2024. Gross margin was 12.4% for the quarter ended September 27, 2025, compared with 13.0% for the quarter ended September 28, 2024, a decrease of 60 basis points.

For the third quarters of 2025 and 2024, we incurred temporary third-party haul-off charges of $1.1 million and $2.2 million, respectively, for excess wastewater produced at our Midlothian, Texas, facility, due to temporary volume constraints within our current treatment system. Additionally, for the third quarter of 2025, we incurred inventory write-offs and employee severance costs of $1.4 million in cost of goods sold related to our decision to exit from the packaging of aseptic totes within our Ingredients product portfolio. The exit from this packaging format frees up processing capacity to help service increased volume demand for our more profitable beverage and broth product lines. For the third quarter of 2024, we incurred start-up costs of $4.1 million, mainly related to the scale-up of production at our Midlothian, Texas, facility. Excluding the impact of these charges and costs, adjusted gross margin was 13.6% for the quarter ended September 27, 2025, compared with 16.6% for the quarter ended September 28, 2024, a decrease of 300 basis points. See below under "Non-GAAP Measures" for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

The decrease in adjusted gross margin reflected investments in labor and infrastructure to improve long-term margins, incremental depreciation related to assets recently placed in service but not fully utilized as production ramps up, and the dilutive effect of pass-through tariff pricing. Additionally, we faced certain manufacturing inefficiencies while servicing our increased volume growth, which resulted in higher waste, labor and maintenance costs, together with temporary volume limitations and increased downtime resulting from the excess wastewater issue at our Midlothian, Texas, facility. All of these factors were partially offset by higher sales and production volumes for beverages, broths and fruit snacks driving improved plant utilization.

Operating income increased $6.1 million to $6.9 million for the quarter ended September 27, 2025, compared with $0.8 million for the quarter ended September 28, 2024. The increase in operating income mainly reflected lower employee variable compensation costs based on performance, the $2.6 million increase in gross profit, as described above, and lower professional fees related to operational productivity initiatives. These factors were partially offset by non-cash asset impairment charges of $2.6 million in the third quarter of 2025, related to the decommissioning of the tote filling equipment and the early retirement of certain non-production assets.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense decreased by $1.4 million to $5.4 million for the quarter ended September 27, 2025, compared with $6.8 million for the quarter ended September 28, 2024, which reflected reduced borrowings, favorable interest rate movements, and increased interest income.

Other non-operating expense of $0.6 million and $0.2 million for the quarters ended September 27, 2025 and September 28, 2024, respectively, reflected the loss on sale of certain trade receivables to a third-party financial institution under the Receivables Sales Program (as described below under "Liquidity and Capital Resources").

Income taxes were recognized at effective tax rates of 2.7% and (0.4)% for the quarters ended September 27, 2025 and September 28, 2024, respectively. Income tax expense mainly related to federal and state cash taxes. Due to a full valuation allowance against deferred tax assets, we have not recognized any income tax expense or benefit on pre-tax earnings or loss for the quarters ended September 27, 2025 and September 28, 2024. The enactment of the One Big Beautiful Bill Act (the "OBBBA") on July 4, 2025, did not have a material impact on our effective tax rate for the third quarter of 2025.

Earnings from continuing operations were $0.8 million (diluted earnings per share of $0.01) for the quarter ended September 27, 2025, compared with a loss from continuing operations of $6.2 million (diluted loss per share of $0.05) for the quarter ended September 28, 2024.

We realized earnings attributable to common shareholders of $0.8 million (diluted earnings per share of $0.01) for the quarter ended September 27, 2025, compared with a loss attributable to common shareholders of $6.4 million (diluted loss per share of $0.05) for the quarter ended September 28, 2024.

SUNOPTA INC.	23	September 27, 2025 Form 10-Q

Adjusted earnings from continuing operations were $6.0 million, or $0.05 earnings per diluted share, for the quarter ended September 27, 2025, compared with adjusted earnings from continuing operations of $1.8 million, or $0.02 earnings per diluted share, for the quarter ended September 28, 2024.

Adjusted EBITDA from continuing operations increased $2.8 million, or 13.4%, to $23.6 million for the quarter ended September 27, 2025, compared with $20.8 million for the quarter ended September 28, 2024.

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

Rollforward of Revenue, Gross Profit and Operating Income

For the quarter ended	September 27, 2025	September 28, 2024	Change	% Change

Revenues	$205,410	$175,856	$29,554	16.8%
Gross profit	25,467	22,868	2,599	11.4%
Gross margin	12.4%	13.0%		-0.6%

Operating income	$6,866	$807	$6,059	750.8%
Operating margin	3.3%	0.5%		2.8%

Revenues

The table below explains the $29.5 million increase in revenues from $175.9 million for the third quarter of 2024 to $205.4 million for the third quarter of 2025:

Revenues for the quarter ended September 28, 2024	$175,856
Sales volume increases for beverages and broths, partially offset by lower pass-through pricing for certain raw material cost savings	23,098
Higher sales of fruit snacks driven by volume growth, together with incremental pass-through pricing adjustments for tariff costs	6,456
Revenues for the quarter ended September 27, 2025	$205,410

SUNOPTA INC.	24	September 27, 2025 Form 10-Q

Gross Profit

The table below explains the $2.6 million increase in gross profit from $22.9 million for the third quarter of 2024 to $25.5 million for the third quarter of 2025:

Gross profit for the quarter ended September 28, 2024	$22,868
Decrease in start-up costs related to capital expansion projects	4,980
Decrease in excess wastewater haul-off charges, related to temporary volume constraints within the current treatment system at our Midlothian, Texas, facility	1,035
Higher sales and production volumes for beverages, broths, and fruit snacks	771
Incremental investments in labor and infrastructure to improve long-term margins	(2,301)
Inventory write-offs and employee severance costs related to the exit from aseptic totes	(1,368)
Incremental depreciation related to capital expansion projects	(518)
Gross profit for the quarter ended September 27, 2025	$25,467

Operating Income

The table below explains the $6.1 million increase in operating income from $0.8 million for the third quarter of 2024 to $6.9 million for the third quarter of 2025:

Operating income for the quarter ended September 28, 2024	$807
Lower employee bonus accruals based on performance, together with non-recurring consultancy costs related to operational productivity initiatives in the third quarter of 2024	5,080
Increase in gross profit, as explained above	2,599
Lower variable stock-based compensation expense based on performance	945
Non-cash asset impairment charges in the third quarter of 2025, related to the decommissioned tote filling equipment and the early retirement of certain non-production assets	(2,565)
Operating income for the quarter ended September 27, 2025	$6,866

SUNOPTA INC.	25	September 27, 2025 Form 10-Q

Consolidated Results of Operations for the Three Quarters Ended September 27, 2025 and September 28, 2024

	September 27, 2025	September 28, 2024	Change	Change
For the three quarters ended	$	$	$	%

Revenues	598,527	529,819	68,708	13.0%
Cost of goods sold	514,334	454,707	59,627	13.1%

Gross profit	84,193	75,112	9,081	12.1%

Gross margin	14.1%	14.2%		-0.1%

Operating expenses
Selling, general and administrative expenses	52,322	61,170	(8,848)	-14.5%
Intangible asset amortization	1,498	1,338	160	12.0%
Other expense (income), net	2,744	(1,654)	4,398	*
Foreign exchange loss (gain)	(257)	1,372	(1,629)	*
Total operating expenses	56,307	62,226	(5,919)	-9.5%

Operating income	27,886	12,886	15,000	116.4%

Interest expense, net	15,832	19,222	(3,390)	-17.6%
Other non-operating expense	1,562	236	1,326	561.9%

Earnings (loss) from continuing operations before income taxes	10,492	(6,572)	17,064	*
Income tax expense	514	283	231	81.6%

Earnings (loss) from continuing operations	9,978	(6,855)	16,833	*
Net loss from discontinued operations	-	(1,814)	1,814	100.0%

Net earnings (loss)	9,978	(8,669)	18,647	*
Accretion on preferred stock	(175)	(401)	226	56.4%

Earnings (loss) attributable to common shareholders	9,803	(9,070)	18,873	*

* Percentage not meaningful

Revenues for the three quarters ended September 27, 2025 increased by 13.0% to $598.5 million from $529.8 million for the three quarters ended September 28, 2024. The change in revenues from the first three quarters of 2024 to the first three quarters of 2025 was due to the following:

	$	%
2024 revenues	529,819
Volume/Mix	76,477	14.4%
Price	(5,463)	-1.0%
Exit from smoothie bowls	(2,306)	-0.4%
2025 revenues	598,527	13.0%

For the three quarters ended September 27, 2025, the 13.0% increase in revenues reflected a favorable volume/mix impact of 14.4%, partially offset by a 1.0% overall price reduction, together with a 0.4% revenue loss related to our exit from the smoothie bowls category in March 2024. The favorable volume/mix impact reflected organic growth across our beverage, broth and fruit snack product categories and new product launches. The unfavorable pricing impact reflected lower pass-through pricing for certain raw material cost savings, partially offset by incremental pass-through pricing adjustments for tariff costs.

Gross profit increased $9.1 million, or 12.1%, to $84.2 million for the three quarters ended September 27, 2025, compared with $75.1 million for the three quarters ended September 28, 2024. Gross margin was 14.1% for the three quarters ended September 27, 2025, compared with 14.2% for the three quarters ended September 28, 2024, a decrease of 10 basis points.

For the first three quarters of 2025 and 2024, we incurred temporary third-party haul-off charges of $2.4 million and $3.6 million, respectively, for excess wastewater produced at our Midlothian, Texas, facility, due to temporary volume constraints within our current treatment system. Additionally, for the first three quarters of 2025, we incurred inventory write-offs and employee severance costs of $1.4 million in cost of goods sold related to our decision to exit from the packaging of aseptic totes within our Ingredients product portfolio. For the first three quarters of 2024, we incurred start-up costs of $6.8 million, mainly related to the scale-up of production at our Midlothian, Texas, facility, and we incurred product withdrawal costs of $2.1 million. Excluding the impact of these charges and costs, adjusted gross margin was 14.7% for the three quarters ended September 27, 2025, compared with 16.5% for the three quarters ended September 28, 2024, a decrease of 180 basis points. See below under "Non-GAAP Measures" for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

SUNOPTA INC.	26	September 27, 2025 Form 10-Q

The decrease in adjusted gross margin reflected investments in labor and infrastructure to improve long-term margins, incremental depreciation related to assets recently placed in service but not fully utilized as production ramps up, and the dilutive effect of pass-through tariff pricing. Additionally, we faced certain manufacturing inefficiencies while servicing our increased volume growth, which resulted in higher waste, labor and maintenance costs, together with temporary volume limitations and increased downtime resulting from the excess wastewater issue at our Midlothian, Texas, facility. All of these factors were partially offset by higher sales and production volumes for beverages, broths and fruit snacks driving improved plant utilization.

Operating income increased $15.0 million to $27.9 million for the three quarters ended September 27, 2025, compared with $12.9 million for the three quarters ended September 28, 2024, which mainly reflected the $9.1 million increase in gross profit, as described above, together with lower employee variable compensation costs based on performance and lower employee salary and benefit compensation costs. Additionally, the increase in operating income reflected a favorable foreign exchange impact on peso-denominated restricted cash held in Mexico, and lower professional fees related to operational productivity initiatives. All of these factors were partially offset by non-cash asset impairment charges of $2.6 million in the first three quarters of 2025, related to the decommissioning of the tote filling equipment and the early retirement of certain non-production assets, and the inclusion of a non-recurring gain of $1.8 million on the sale of smoothie bowl product line in the first three quarters of 2024.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense decreased by $3.4 million to $15.8 million for the three quarters ended September 27, 2025, compared with $19.2 million for the three quarters ended September 28, 2024, which reflected reduced borrowings, favorable interest rate movements, and increased interest income.

Other non-operating expense of $1.6 million and $0.2 million for the three quarters ended September 27, 2025 and September 28, 2024, respectively, reflected the loss on sale of certain trade receivables to a third-party financial institution under the Receivables Sales Program (as described below under "Liquidity and Capital Resources").

Income taxes were recognized at effective tax rates of 4.9% and (4.3)% for the three quarters ended September 27, 2025 and September 28, 2024, respectively. Income tax expense mainly related to federal and state cash taxes. Due to a full valuation allowance against deferred tax assets, we have not recognized any income tax expense or benefit on pre-tax earnings or loss for the three quarters ended September 27, 2025 and September 28, 2024. The enactment of the OBBBA on July 4, 2025, did not have a material impact on our effective tax rate for the first three quarters of 2025.

Earnings from continuing operations were $10.0 million (diluted earnings per share of $0.08) for the three quarters ended September 27, 2025, compared with a loss from continuing operations of $6.9 million (diluted loss per share of $0.06) for the three quarters ended September 28, 2024.

We recognized a loss from discontinued operations related to our divested frozen fruit business ("Frozen Fruit") of $1.8 million (diluted loss per share of $0.02) for the three quarters ended September 28, 2024.

We realized earnings attributable to common shareholders of $9.8 million (diluted earnings per share of $0.08) for the three quarters ended September 27, 2025, compared with a loss attributable to common shareholders of $9.1 million (diluted loss per share of $0.08) for the three quarters ended September 28, 2024.

Adjusted earnings from continuing operations were $15.7 million, or $0.13 earnings per diluted share, for the three quarters ended September 27, 2025, compared with adjusted earnings from continuing operations of $5.9 million, or $0.05 earnings per diluted share, for the three quarters ended September 28, 2024.

SUNOPTA INC.	27	September 27, 2025 Form 10-Q

Adjusted EBITDA from continuing operations increased $6.1 million, or 9.7%, to $68.7 million for the three quarters ended September 27, 2025, compared with $62.6 million for the three quarters ended September 28, 2024.

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

Rollforward of Revenue, Gross Profit and Operating Income

For the three quarters ended	September 27, 2025	September 28, 2024	Change	% Change

Revenues	$598,527	$529,819	$68,708	13.0%
Gross profit	84,193	75,112	9,081	12.1%
Gross margin	14.1%	14.2%		-0.1%

Operating income	$27,886	$12,886	$15,000	116.4%
Operating margin	4.7%	2.4%		2.3%

Revenues

The table below explains the $68.7 million increase in revenues from $529.8 million for the first three quarters of 2024 to $598.5 million for the first three quarters of 2025:

Revenues for the three quarters ended September 28, 2024	$529,819
Sales volume increases for beverages and broths, partially offset by lower pass-through pricing for certain raw material cost savings	52,647
Higher sales of fruit snacks driven by volume growth, together with incremental pass-through pricing adjustments for tariff costs	18,367
Impact of the exit from the smoothie bowls category in March 2024	(2,306)
Revenues for the three quarters ended September 27, 2025	$598,527

SUNOPTA INC.	28	September 27, 2025 Form 10-Q

Gross Profit

The table below explains the $9.1 million increase in gross profit from $75.1 million for the first three quarters of 2024 to $84.2 million for the first three quarters of 2025:

Gross profit for the three quarters ended September 28, 2024	$75,112
Higher sales and production volumes for beverages, broths, and fruit snacks	8,333
Decrease in start-up costs related to capital expansion projects	7,655
Non-recurring direct costs, net of expected insurance recoveries, related to a voluntary product withdrawal in the second quarter of 2024	2,145
Decrease in excess wastewater haul-off charges, related to temporary volume constraints within the current treatment system at our Midlothian, Texas, facility	1,166
Incremental investments in labor and infrastructure to improve long-term margins	(6,631)
Incremental depreciation related to capital expansion projects	(2,219)
Inventory write-offs and employee severance costs related to the exit from aseptic totes	(1,368)
Gross profit for the three quarters ended September 27, 2025	$84,193

Operating Income

The table below explains the $15.0 million increase in operating income from $12.9 million for the first three quarters of 2024 to $27.9 million for the first three quarters of 2025:

Operating income for the three quarters ended September 28, 2024	$12,886
Increase in gross profit, as explained above	9,081
Favorable foreign exchange impact on peso-denominated restricted cash held in Mexico, together with lower employee bonus accruals based on performance, lower employee salary and benefit compensation costs, and non-recurring consultancy costs related to operational productivity initiatives in the third quarter of 2024	5,986
Lower variable stock-based compensation expense based on performance and a reduced equity component within our short-term incentive plan, together with increased forfeitures related to employee turnover in the first quarter of 2025, and the non-recurring impact of the accelerated vesting of certain awards in connection with the retirement of our former Chief Executive Officer in the first quarter of 2024	4,298
Non-cash asset impairment charges in the third quarter of 2025, related to the decommissioned tote filling equipment and the early retirement of certain non-production assets	(2,565)
Non-recurring gain on sale of smoothie bowl product line in the first quarter of 2024	(1,800)
Operating income for the three quarters ended September 27, 2025	$27,886

Liquidity and Capital Resources

On December 8, 2023, we entered into a five-year Credit Agreement providing for a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and an $85.0 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Credit Facilities"). As at September 27, 2025, $166.5 million remained outstanding under the Term Loan Credit Facility and we had utilized $39.3 million of the Revolving Credit Facility, including $4.9 million in letters of credit. For more information on the Credit Facilities, see note 7 to the unaudited consolidated financial statements included in this report.

SUNOPTA INC.	29	September 27, 2025 Form 10-Q

On June 13, 2025, we entered into an uncommitted revolving line of credit facility (the "Line of Credit Facility") under which we may request loans and advances of up to an aggregate amount of $15.0 million to be used solely to finance the purchase, production or sale of broth inventory. The Line of Credit Facility bears interest at a rate that is favorable to the Revolving Credit Facility. As at September 27, 2025, we had drawn the full amount of the Line of Credit Facility. For more information on the Line of Credit Facility, see note 7 to the unaudited consolidated financial statements included in this report.

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

In connection with our efforts to extend payment terms with our major suppliers to enhance cash flows, we are financing certain purchases of goods and services through extended payables facilities, by which third-party intermediaries settle the supplier invoice on the contractual due date and issue us a short-term note payable for the face amount of the invoice, which we repay, together with interest, at a later date. As at September 27, 2025, we had $4.1 million (December 28, 2024 - $11.1 million) principal amount outstanding under these facilities. Proceeds from, and repayments of, the notes payable associated with these facilities are reported as financing cash flows on our consolidated statements of cash flows.

For the three quarters ended September 27, 2025, we incurred capital expenditures of $21.7 million, including the payment of $4.0 million of capital expenditures related to fiscal 2024 that were included in accounts payable as at December 28, 2024. For fiscal 2025, we estimate total capital expenditures of approximately $30 million to $35 million, mainly consisting of productivity and maintenance projects. We intend to fund the majority of our capital expenditures through operating cash flows and the Revolving Credit Facility, with the balance through long-term finance leases. Additionally, we announced plans to add a new processing and packaging line at our fruit snacks facility in Omak, Washington, to meet existing demand, and we have entered into a finance lease agreement to provide for up to $22 million of financing related to this project. This new line is anticipated to come online in late 2026.

On May 5, 2025, our Board of Directors approved a share repurchase program, authorizing the purchase of up to an aggregate $25 million of our common shares for cancellation through open market transactions. The size and timing of repurchases, if any, will be determined by management and will depend upon a multitude of factors, including our progress towards our leverage target, financial position, capital allocation priorities, market conditions, regulatory requirements, and other considerations. For the three quarters ended September 27, 2025, we utilized $1.0 million of the authorized amount to repurchase 0.2 million common shares.

We believe that our operating cash flows, including the selective use of our Receivables Sales Program and customer SCF programs to improve collection terms, together with available borrowings under the Revolving Credit Facility, the Line of Credit Facility, and extended payable facilities, as well as access to lease financing, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing businesses, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us.

SUNOPTA INC.	30	September 27, 2025 Form 10-Q

Cash Flows

Summarized cash flow information for the three quarters ended September 27, 2025 and September 28, 2024, is as follows:

	For the three quarters ended
	September 27, 2025	September 28, 2024	Change
	$	$	$
Net cash flows provided by (used in):
Continuing operations:
Operating activities	34,124	19,221	14,903
Investing activities	(22,864)	(16,464)	(6,400)
Financing activities	(9,822)	(4,865)	(4,957)
Discontinued operations	-	3,990	(3,990)

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations increased $14.9 million from the first three quarters of 2024 to the first three quarters of 2025. The increase in cash provided mainly reflected higher operating profitability, driven by revenue growth and reduced SG&A spending, together with the receipt of tax refund and insurance proceeds in the first three quarters of 2025, partially offset by a decrease in cash flows from the Receivables Sales Program.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations increased $6.4 million from the first three quarters of 2024 to the first three quarters of 2025. The increase in cash used mainly reflected the non-recurring receipt of $6.3 million from the sale of the smoothie bowls product line in the first three quarters of 2024.

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations increased $5.0 million from the first three quarters of 2024 to the first three quarters of 2025, which mainly reflected reduced borrowings due to higher operating cash flows.

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

SUNOPTA INC.	31	September 27, 2025 Form 10-Q

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

Third Quarter Ended	Revenues	Cost of Goods Sold	Gross Profit
September 27, 2025	$	$	$
As reported	205,410	179,943	25,467
Adjusted for:
Wastewater haul-off charges(a)	-	(1,145)	1,145
Exit from aseptic totes(b)	-	(1,368)	1,368
As adjusted	205,410	177,430	27,980

Reported gross margin			12.4%
Adjusted gross margin			13.6%

Third Quarter Ended	Revenues	Cost of Goods Sold	Gross Profit
September 28, 2024	$	$	$
As reported	175,856	152,988	22,868
Adjusted for:
Wastewater haul-off charges(a)	-	(2,180)	2,180
Start-up costs(c)	360	(3,787)	4,147
As adjusted	176,216	147,021	29,195

Reported gross margin			13.0%
Adjusted gross margin			16.6%

SUNOPTA INC.	32	September 27, 2025 Form 10-Q

First Three Quarters Ended	Revenues	Cost of Goods Sold	Gross Profit
September 27, 2025	$	$	$
As reported	598,527	514,334	84,193
Adjusted for:
Wastewater haul-off charges(a)	-	(2,440)	2,440
Exit from aseptic totes(b)	-	(1,368)	1,368
As adjusted	598,527	510,526	88,001

Reported gross margin			14.1%
Adjusted gross margin			14.7%

First Three Quarters Ended	Revenues	Cost of Goods Sold	Gross Profit
September 28, 2024	$	$	$
As reported	529,819	454,707	75,112
Adjusted for:
Wastewater haul-off charges(a)	-	(3,606)	3,606
Start-up costs(c)	421	(6,401)	6,822
Product withdrawal costs(d)	-	(2,145)	2,145
As adjusted	530,240	442,555	87,685

Reported gross margin			14.2%
Adjusted gross margin			16.5%

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

	Third Quarter Ended
	September 27, 2025		September 28, 2024
		Per Share		Per Share
	$	$	$	$
Earnings (loss) from continuing operations	816		(6,214)
Accretion on preferred stock	-		(137)
Earnings (loss) from continuing operations attributable to common shareholders	816	0.01	(6,351)	(0.05)
Adjusted for:
Wastewater haul-off charges(a)	1,145		2,180
Exit from aseptic totes(b)	1,423		-
Start-up costs(c)	-		4,980
Unrealized foreign exchange loss (gain) on restricted cash(e)	(222)		525
Asset impairment charges(f)	2,565		-
Other(h)	235		450
Adjusted earnings from continuing operations	5,962	0.05	1,784	0.02

SUNOPTA INC.	33	September 27, 2025 Form 10-Q

	First Three Quarters Ended
	September 27, 2025		September 28, 2024
		Per Share		Per Share
	$	$	$	$
Earnings (loss) from continuing operations	9,978		(6,855)
Accretion on preferred stock	(175)		(401)
Earnings (loss) from continuing operations attributable to common shareholders	9,803	0.08	(7,256)	(0.06)
Adjusted for:
Wastewater haul-off charges(a)	2,440		3,606
Exit from aseptic totes(b)	1,423		-
Start-up costs(c)	-		7,655
Product withdrawal costs(d)	-		2,145
Unrealized foreign exchange loss (gain) on restricted cash(e)	(765)		1,363
Asset impairment charges(f)	2,565		-
Gain on sale of smoothie bowls product line(g)	-		(1,800)
Other(h)	179		146
Adjusted earnings from continuing operations	15,645	0.13	5,859	0.05

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

SUNOPTA INC.	34	September 27, 2025 Form 10-Q

	Third Quarter Ended
	September 27, 2025	September 28, 2024
	$	$
Earnings (loss) from continuing operations	816	(6,214)
Interest expense, net	5,424	6,762
Loss on sale of receivables*	603	236
Income tax expense	23	23
Depreciation and amortization	9,987	9,319
Stock-based compensation	1,581	2,527
Adjusted for:
Wastewater haul-off charges(a)	1,145	2,180
Exit from aseptic totes(b)	1,423	-
Start-up costs(c)	-	4,980
Unrealized foreign exchange loss (gain) on restricted cash(e)	(222)	525
Asset impairment charges(f)	2,565	-
Other(h)	235	450
Adjusted EBITDA from continuing operations	23,580	20,788

	First Three Quarters Ended
	September 27, 2025	September 28, 2024
	$	$
Earnings (loss) from continuing operations	9,978	(6,855)
Interest expense, net	15,832	19,222
Loss on sale of receivables*	1,562	236
Income tax expense	514	283
Depreciation and amortization	29,673	27,005
Stock-based compensation	5,316	9,615
Adjusted for:
Wastewater haul-off charges(a)	2,440	3,606
Exit from aseptic totes(b)	1,423	-
Start-up costs(c)	-	7,655
Product withdrawal costs(d)	-	2,145
Unrealized foreign exchange loss (gain) on restricted cash(e)	(765)	1,363
Asset impairment charges(f)	2,565	-
Gain on sale of smoothie bowls product line(g)	-	(1,800)
Other(h)	179	146
Adjusted EBITDA from continuing operations	68,717	62,621

* Included in other non-operating expense.

Footnotes

(a) Reflects third-party haul-off charges for excess wastewater produced at our Midlothian, Texas, facility, due to temporary volume constraints within our current treatment system.

(b) Reflects costs related to the exit from the packaging of aseptic totes within our Ingredients product portfolio. Costs incurred reflect inventory write-offs of $1.3 million recorded in cost of goods sold, and employee severance costs of $0.1 million recorded in cost of goods sold and SG&A expenses.

(c) For the third quarter and first three quarters of 2024, start-up costs recorded as a reduction to revenues and an increase to cost of goods sold were related to the scale-up of production over the course of fiscal 2024 at our Midlothian, Texas, facility. Additionally, for the third quarter and first three quarters of 2024, start-up costs included $0.8 million of professional fees related to operational productivity initiatives, which are recorded in SG&A expenses.

SUNOPTA INC.	35	September 27, 2025 Form 10-Q

(d) Reflects certain direct costs, net of expected insurance recoveries, related to the voluntary withdrawal from customers in the second quarter of 2024 of certain batches of aseptically-packaged products.

(e) Reflects unrealized foreign exchange (gains) or losses associated with peso-denominated restricted cash held in Mexico.

(f) Reflects non-cash impairment charges related to the decommissioned tote filling equipment and the early retirement of certain non-production assets, which are recorded in other expense.

(g) Reflects the pre-tax gain on sale of the smoothie bowls product line in the first quarter of 2024, which is recorded in other income.

(h) For the third quarter and first three quarters of 2025, other mainly reflects net losses on legal settlements, partially offset by a gain on sale of property, plant and equipment. For the third quarter and first three quarters of 2024, other mainly reflects demolition costs related to our former roasted snack facility, which was abandoned in 2018, partially offset by legal settlement gains. These other amounts are recorded in other expense or income.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of September 27, 2025.

Changes in Internal Control Over Financial Reporting

Our management, with the participation of our CEO and CFO, has evaluated whether any change in our internal control over financial reporting (as such term is defined under Rule 13a-15(f) promulgated under the Exchange Act) occurred during the quarter ended September 27, 2025. Based on that evaluation, management concluded that there were no changes in our internal control over financial reporting during the quarter ended September 27, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	36	September 27, 2025 Form 10-Q

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

For a discussion of legal proceedings, see note 14 to the unaudited consolidated financial statements included under Part I, Item 1 of this report.

Item 1A. Risk Factors

Certain risks associated with our operations are discussed in Part I, Item 1A "Risk Factors" of our Annual Report on Form 10-K for the year ended December 28, 2024, and in Part II, Item 1A "Risk Factors" of our Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2025 and August 6, 2025. Except as set forth below, there have been no material changes to the previously reported risk factors as of the date of this quarterly report. Our previously reported risk factors should be carefully reviewed in connection with an evaluation of our Company.

Risks Related to Our Company, Business and Operations

The imposition of new or increased tariffs could have a material adverse effect on our business, financial condition and results of operations

In March 2025, the U.S. imposed 25% additional tariffs on goods from Canada and Mexico that are not exempt under the U.S.-Mexico-Canada Agreement ("USMCA"). Effective August 1, 2025, the tariff rate on those goods from Canada was increased to 35%. We source a portion of our raw material ingredients and packaging globally, including from Canada and Mexico. Additionally, a portion of our total revenues are generated from the sale of fruit snack products imported into the U.S. from our Niagara, Ontario, facility. As a result, the imposition of tariffs by the U.S. will result in additional costs for us, as well as our suppliers, and increase the landed cost in the U.S. of our products produced in Canada that are not exempt under the USMCA, which could have a material adverse effect on our business, financial condition and results of operations.

In addition, the imposition of tariffs, the uncertainty about tariff implementation and tariff rates, and the actual or potential imposition of retaliatory tariffs could weaken the U.S. economy, which may result in lower demand for our products. Further, the potential inflationary impact of tariffs may also slow economic growth and reduce household savings, which may impact the level of consumption of certain of our products in the event consumers reduce overall spending and/or shift to lower-cost product alternatives. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations

Item 5. Other Information

(c) Insider Trading Arrangements

During the quarter ended September 27, 2025, none of our directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

SUNOPTA INC.	37	September 27, 2025 Form 10-Q

Item 6. Exhibits

The following exhibits are included as part of this report.

Exhibit	Description

31.1*	Certification by Brian Kocher, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Greg Gaba, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Brian Kocher, Chief Executive Officer, and Greg Gaba, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SUNOPTA INC.	38	September 27, 2025 Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SUNOPTA INC.

Date: November 5, 2025	/s/ Greg Gaba
Greg Gaba
Chief Financial Officer (Authorized Signatory and Principal Financial Officer)

SUNOPTA INC.	39	September 27, 2025 Form 10-Q