Form 10-K
period 2026-01-03
SunOpta Inc.
filed 2026-03-04
CIK 351834

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2026

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
Yes ☐  No ☒

Aggregate market value of the common equity held by non-affiliates of the registrant, computed using the closing price of $5.87 as reported on the Nasdaq Global Select Market for the registrant's common shares on June 27, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $563.8 million. Common shares beneficially owned by Oaktree Fund GP, LLC and held by reporting directors and officers of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock outstanding as of February 27, 2026 was 118,358,568.

Documents Incorporated by Reference: The registrant intends that the information required by Part III of this Annual Report on Form 10-K will either be (i) incorporated by reference from certain portions of the registrant's Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders or (ii) included in an amendment to this Annual Report on Form 10-K.

SUNOPTA INC.

FORM 10-K

For the year ended January 3, 2026

SUNOPTA INC.	1	January 3, 2026 Form 10-K

Basis of Presentation

Except where the context otherwise requires, all references in this Annual Report on Form 10-K for the fiscal year ended January 3, 2026 ("Form 10-K") to "SunOpta," the "Company," "we," "us," "our" or similar words and phrases are to SunOpta Inc. and its subsidiaries, taken together.

In this report, all currency amounts presented are expressed in United States ("U.S.") dollars ("$"), unless otherwise stated.

Forward-Looking Statements

This Form 10-K contains forward-looking statements that are based on management's current expectations and assumptions and involve a number of risks and uncertainties. Generally, forward-looking statements do not relate strictly to historical or current facts and are typically accompanied by words such as "anticipate," "estimate," "target," "intend," "project," "potential," "predict," "continue," "believe," "expect," "can," "could," "would," "should," "may," "might," "plan," "will," "budget," "forecast," the negatives of such terms, and words and phrases of similar impact and include, but are not limited to, statements regarding the proposed Arrangement (as defined below under Part I, Item 1, Business - Arrangement Agreement), including the anticipated timing and the various steps to be completed in connection with the Arrangement, including receipt of shareholder, court and regulatory approvals, the anticipated timing for closing of the Arrangement, and the anticipated delisting of the shares from The Nasdaq Stock Market and the Toronto Stock Exchange; references to future financial and operating results, plans, objectives, expectations, and intentions; our expectations regarding the future profitability of our business, including anticipated results of operations, revenue trends, and gross margin profile; our expectations regarding customer demand, consumer preferences, competition, sales pricing, and availability and pricing of raw material inputs; the expected cost and timing to complete planned capital expenditures; the uncertainty of the tariff environment and the potential effects on our business; ability and timing to achieve the expected benefits from our margin improvement investments; the adequacy of internally generated funds and existing sources of liquidity, such as the availability of bank financing; the anticipated sufficiency of future cash flows to enable the payments of interest and repayment of debt, working capital needs, and planned capital expenditures; our ability to obtain additional financing or issue additional debt or equity securities; our estimate of insurance recoveries associated with the withdrawal of certain batches of aseptically-packaged products in 2024; the outcome of litigation to which we may, from time to time, be a party; and other statements that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on certain assumptions, expectations and analyses we make in light of our experience and our interpretation of current conditions, historical trends and expected future developments, as well as other factors that we believe are appropriate in the circumstances.

Whether actual results and developments will be consistent with and meet our expectations and predictions is subject to many risks and uncertainties. Accordingly, there are important factors that could cause our actual results to differ materially from our expectations and predictions. We believe these factors include, but are not limited to, the risk that the closing of the Arrangement might be delayed or not occur at all, due to the failure of one or more conditions to closing, or due to other factors; potential litigation against us in respect of the Arrangement; disruption and uncertainty from the Arrangement making it more difficult to maintain customer, supplier, key personnel and other strategic relationships; the effects that any termination of the Arrangement Agreement may have on us and our business, including the risk that our share price may decline significantly if the proposed transaction is not completed or the risk that we may be required to pay a termination fee; the fact that our management's or employees' attention may be diverted from other important matters while the Arrangement is pending; the effect of limitations that the Arrangement Agreement places on our ability to operate our business, return capital to shareholders or engage in alternative transactions; the impact of global economic conditions, including inflation, interest rates, and energy availability on our business; the potential for economic disruption due to geopolitical events and health crises; our ability to increase pricing to offset, or partially offset, inflationary pressures on the cost of our products; issues affecting our supply chain and procurement of raw materials, including fluctuations in the cost and availability of raw and packaging materials; our ability to increase pricing or absorb additional expenses in response to the potential impact of new or increased tariffs; labor shortages, employee turnover, and labor cost increases; business interruptions due to weather events, natural disasters, other unexpected events or public health crises; the potential loss of one or more of our key customers; our ability to identify, interpret and react to changes in consumer preferences and demand; our ability to effectively respond to competitive factors, including product innovations of our competitors; a failure to realize some or all of the anticipated benefits from our capital investment plans; a failure to successfully integrate or divest businesses, operations, or assets; impairments of long-lived assets or goodwill; a failure of our internal control over financial reporting; occurrence of product recall and withdrawal events; results of litigation and other legal proceedings; changes in government regulations and policies; infringements of our intellectual property; risks associated with our information technology systems, including the threat of data breaches and cyber-attacks; the impacts of severe weather events, natural disasters, and climate change on the supply and cost of raw and packaging materials, as well as energy, fuel and water; the availability and pricing of non-GMO and organic ingredients; global economic and financial conditions on availability of financing and interest rates; the effects of increased debt levels and service obligations on our ability to borrow or the cost of any such additional borrowing on our ability to react to certain economic and industry conditions; and other risks described herein under Part I, Item 1A, Risk Factors.

SUNOPTA INC.	2	January 3, 2026 Form 10-K

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

SUNOPTA INC.	3	January 3, 2026 Form 10-K

PART I

Item 1. Business

The Company

SunOpta Inc. was organized under the laws of Canada in 1973. We deliver customized supply chain solutions and innovation for top brands, retailers, and foodservice providers across a broad portfolio of beverages, broths, and better-for-you snacks. Our plant-based beverage offerings include oat, almond, soy, coconut and rice milks, which have a favorable climate profile relative to traditional dairy milks in terms of lower carbon emissions and water usage. Our portfolio includes non-genetically modified ("non-GMO"), organic, and gluten-free products. We distribute our products through retail, club, foodservice and e-commerce channels. We also produce liquid ingredients for internal use and for sale to other food and beverage manufacturers.

Our employees and production facilities are principally located in the U.S., as well as Canada. Our corporate headquarters is located in Eden Prairie, Minnesota, together with our innovation center and pilot plant.

Arrangement Agreement

On February 6, 2026, we entered into an Arrangement Agreement (the "Arrangement Agreement") with Pegasus BidCo B.V. ("Parent"), a private company with limited liability incorporated under the laws of the Netherlands, and 2786694 Alberta Ltd., a corporation formed under the laws of the Province of Alberta and a wholly-owned subsidiary of Parent ("Purchaser" and together with Parent, "Refresco"), pursuant to which, on the terms and subject to the conditions set forth therein, Purchaser has agreed to acquire all of our issued and outstanding common shares, including the common shares issuable on the exchange of our issued and outstanding shares of Series B-1 Preferred Stock, by way of a court-approved statutory plan of arrangement under the Canada Business Corporations Act (the "Arrangement"). Pursuant to the Arrangement, at the closing, each of our issued and outstanding common shares (other than shares held by dissenting shareholders, if any) will be transferred to Purchaser for consideration of $6.50 per share in cash, less applicable withholdings. The Arrangement is expected to close in the second quarter of 2026, subject to satisfaction or waiver of the closing conditions, including receipt of court and regulatory approvals, and subject to the approval of our shareholders. Upon completion of the transaction, we will become a wholly-owned subsidiary of Refresco, and our common shares will be delisted from The Nasdaq Stock Market and the Toronto Stock Exchange.

Customers and Competition

We sell our products through various distribution channels, including grocery retailers and club stores, foodservice operators, branded food companies, and food manufacturers, located principally in the U.S., as well as e-commerce channels. We generally conduct our business with customers based on purchase orders or pursuant to contracts that are terminable by either party following a designated notice period. However, some of our contracts may extend for several years and/or include volume purchase commitments. A relatively limited number of customers account for a large percentage of our revenues. In 2025, our ten largest customers accounted for approximately 84% of our revenues.

We compete with major branded and private-label food manufacturers that may have significantly greater resources and brand recognition than we do. However, we believe that the strategic locations of our manufacturing and distribution facilities, our in-house processing and packaging capabilities, and our innovation center and pilot plant, allows us to compete effectively. For sales of private label and co-manufactured products, the principal competitive factors are product quality, reliability of service, innovation, and price. For sales of our own branded products, the principal competitive factors are consumer brand recognition and loyalty, product quality, promotion, and price.

Raw Materials

Our raw materials primarily consist of ingredients and packaging materials. Principal ingredients used in our products include oats, almonds, soybeans, coconut, apple, and sugar. For critical raw materials, we identify and qualify alternate sources of supply, where possible. Ingredients are subject to fluctuations in market price caused by weather, growing and harvesting conditions, inflation, tariffs, commodity speculation, and other factors beyond our control. Where possible, we mitigate market price volatility by entering into annual purchase arrangements with our suppliers and by incorporating pass-through pricing adjustment clauses into our contracts with customers. The costs of raw materials used in our products also fluctuate due to energy costs, fuel prices, labor availability, and freight and storage demand. Additionally, certain jurisdictions have either enacted or are considering enacting extended producer responsibility ("EPR") laws and regulations that require manufacturers to be responsible for the collection, recycling, and disposal of the packaging materials they introduce into the market. Volatility in the cost of our raw materials can adversely affect our performance, as price changes may lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material costs.

SUNOPTA INC.	4	January 3, 2026 Form 10-K

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

Seasonality

Overall, the demand for most of our products does not typically fluctuate significantly in any particular season; however, broth sales are generally higher in the fourth quarter of each year.

Product Development

Our 24,000 square foot innovation center and pilot plant located in Eden Prairie, Minnesota, supports our product development team of 19 highly trained and experienced food scientists and technologists that are dedicated to the development of innovative food and beverage offerings and addressing product development opportunities for our customers. These opportunities include new and custom product formulations, innovations in packaging formats, and new production processes and applications. Applications and technical support provided to our customers include all aspects of product development from concept to commercial launch, as well as ongoing manufacturing and processing support.

Trademarks

We market our own consumer brands under trademarks that we own, including SOWN®, Dream® and West Life™. While we consider these trademarks to be valuable to the marketing and sale of our proprietary brands, we do not consider any trademark to be of such material importance that its absence would cause a material disruption of our business.

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
SUNOPTA INC.	5	January 3, 2026 Form 10-K

  Talent management and growth is instrumental in developing a sustainable workforce. We provide various opportunities for our employees to learn and grow within SunOpta through individual development plans, on-the-job training, special project assignments, monthly safety training, and interpersonal skills learning events. Our Foundational Manager Program has been offered to all of our plant locations. This offering was created for managers and supervisors with a focus on cross-functional leadership, effective communication, leading through change, influencing with integrity, negotiating, and creative problem solving. We are committed to identifying and developing the talents of our next generation leaders. On an annual basis, we conduct talent assessments across the organization and succession planning for our most critical roles within the organization to identify high potential employees, gaps in capabilities or skills, and bench strength.
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

As of January 3, 2026, we employed 1,331 full-time employees, all in North America. Our average employee has over five years of service. In 2025, our voluntary turnover was 13.5% (down from 16.3% in 2024) across the Company. We continue to focus on increasing employee retention by implementing retention programs and initiatives to increase employee engagement. Employee health and safety is paramount to our success. In addition to our safety training and initiatives at our manufacturing facilities, we track our Total Recordable Incident Rate (TRIR) which ended the year at 2.08 (down from 2.25 in 2024).

Sustainability

We are committed to incorporating sustainability principles into our business strategies and organizational culture and working to meet our sustainability-related commitments and goals. The Corporate Governance Committee of our Board of Directors provides oversight on sustainability matters. Details on our sustainability commitments and progress are set out in our most recent Sustainability Report (available at www.sunopta.com/sustainability), which shall not be deemed to be a part of this Form 10-K or incorporated into any of our other filings made with the U.S. Securities and Exchange Commission (the "SEC") or Canadian Securities Administrators (the "CSA").

Human Rights

We are committed to preventing slavery and human trafficking from taking place in our supply chain or business. In Canada, we are required to comply with the Fighting Against Forced Labour and Child Labour in Supply Chains Act (the "Modern Slavery Act"), which came into force on January 1, 2024. Under the provisions of this legislation, corporate entities that meet certain criteria are required to examine their supply chains and submit public reports to Public Safety Canada on measures they have taken to identify, address and reduce the risk that forced labor or child labor are used in their supply chains, and such report must be submitted before May 31st of each year. Our most recent Modern Slavery Act Report is available on our website at www.sunopta.com, which shall not be deemed to be a part of this Form 10-K or incorporated into any of our other filings made with the SEC or the CSA.

Regulations

We are subject to a wide range of governmental regulations and policies in the U.S. and Canada. These laws, regulations and policies are implemented, as applicable in each jurisdiction, on the national, federal, state, provincial, and local levels. For example, we are affected by laws and regulations related to seed, fertilizer, and pesticides; the purchasing, harvesting, transportation, and warehousing of agricultural products; the processing, packaging, and sale of food and beverages, including wholesale operations; and product labeling and marketing, food safety, and food defense. We are also affected by government-sponsored price supports, acreage set aside programs, and a number of environmental regulations.

SUNOPTA INC.	6	January 3, 2026 Form 10-K

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
SUNOPTA INC.	7	January 3, 2026 Form 10-K

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
  Food and Drug Regulations (under the FADA) - food and drugs are subject to specific regulatory requirements, including composition (such as food additives, fortification, and food standards), packaging, labeling, advertising, marketing, and licensing requirements. Effective January 1, 2026, amendments announced in 2022 to modernize Canada's requirements for labeling prepackaged food products came into force. These amendments require front-of-package nutrition symbols on prepackaged foods high in saturated fat, sodium or sugars. All newly manufactured or imported products must comply with these rules, which prescribe standardized bilingual symbols placed prominently on the principal display panel. The Canadian Food Inspection Agency is responsible for monitoring and enforcing compliance, with transitional allowances limited to products manufactured, imported, or packaged before December 31, 2025.
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

SUNOPTA INC.	8	January 3, 2026 Form 10-K

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

Additionally, the SEC and CSA maintain internet sites that contain reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and CSA, which can be found at www.sec.gov and www.sedarplus.ca, respectively.

Item 1A. Risk Factors

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this report. We believe the most significant of these risks and uncertainties are described below, any of which could adversely affect our business, financial condition, and results of operations, as well as our cash flows, liquidity, share price, and/or reputation, and could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. There may be additional risks and uncertainties not presently known to us or that we currently consider immaterial. Consequently, you should not consider the following to be a complete discussion of all possible risks or uncertainties applicable to our business. These risk factors should be read in conjunction with the other information in this report and in the other documents that we file from time to time with the SEC and the CSA.

Risks Related to the Arrangement Agreement

The proposed Arrangement is subject to the receipt of court and regulatory approvals, and subject to the approval of our shareholders, as well as the satisfaction of other closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, if at all

We have entered into the Arrangement Agreement with Refresco pursuant to which the Arrangement would be completed. Completion of the Arrangement is subject to a number of closing conditions, some of which are outside of the control of the parties, including, without limitation, the receipt of court and regulatory approvals, including under applicable antitrust laws, and the approval of the Arrangement by the requisite vote of our shareholders. In addition, the completion of the Arrangement is conditional on, among other things, dissenters rights not having been exercised by the holders of more than 5% of our common shares and no material adverse effect having occurred and continuing since the date of the Arrangement Agreement. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Arrangement. Risks related to the consummation of the Arrangement, include:

SUNOPTA INC.	9	January 3, 2026 Form 10-K

  the risks that shareholder approval may not be obtained on the expected timeline, or at all, the risks that the parties fail to secure the termination or expiration of any waiting period,  or fail to receive any required approvals or clearances, under  applicable antitrust laws, the risk that any other condition to closing may not be satisfied, the risk that the closing of the Arrangement might be delayed or not occur at all, the possibility we fail to obtain the interim and final orders in respect of the Arrangement from the Ontario Superior Court of Justice (Commercial List) on the expected timeline, or at all, the possibility that the Arrangement may be more expensive to complete than anticipated, including as a result of unexpected factors or events, the risk that the anticipated timing of mailing the management information circular and proxy statement or the timing of the holding of the special meeting of shareholders to be called to consider the Arrangement may not be possible or achieved, and the risk of any event, change or other circumstance that could give rise to the termination of the Arrangement Agreement.

Uncertainties and limitations associated with the Arrangement could adversely affect our business, results of operations, financial condition and share price

The announcement and pendency of the proposed Arrangement, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations, financial condition and share price, regardless of whether the Arrangement is completed. These risks include, but are not limited to:

  our business, operating results or share price may suffer, our current plans and operations may be disrupted,
  our ability to retain or recruit key employees may be adversely affected, our business relationships (including customers and suppliers) may be adversely affected, our management's or employees' attention may be diverted from other important matters, the effect of limitations that the Arrangement Agreement places on our ability to operate our business, return capital to shareholders or engage in alternative transactions, the risk of any litigation relating to the proposed Arrangement,

  the risk of changes in governmental regulations or enforcement practices, or the fact that operating costs and business disruption may be greater than expected following the public announcement or consummation of the Arrangement.

SUNOPTA INC.	10	January 3, 2026 Form 10-K

Lawsuits may be filed against us and the members of our Board of Directors arising out of the proposed Arrangement, which may delay or prevent the proposed Arrangement or otherwise negatively affect our business and operations

Putative shareholder complaints, including shareholder class action complaints, and other complaints may be filed against us, our Board of Directors and others in connection with the transactions contemplated by the Arrangement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors or others could delay or prevent the Arrangement, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition.

The Arrangement may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Arrangement could adversely affect our business

We cannot assure that our business, our relationships or our financial condition will not be adversely affected if the Arrangement is not consummated within the expected timeframe, or at all. While it is currently anticipated that the Arrangement will be consummated in the second quarter of 2026, we cannot assure that the closing conditions will be satisfied in a timely manner or at all, that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied, or that we or Refresco will not terminate the Arrangement Agreement if entitled to do so.

Failure to complete the Arrangement within the expected timeframe, or at all, could adversely affect our business and the market price of our common shares in several ways, including the following:

  to the extent that the current market price of our common shares reflects an assumption that the Arrangement will be completed, it may be negatively impacted because of a failure to complete the Arrangement within the expected timeframe or at all, investor and customer confidence in our business could decline, litigation could be brought against us, relationships with vendors, service providers, investors, and other business partners may be adversely impacted, and we may be unable to retain key personnel, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Arrangement for which we may receive little or no benefit if the Arrangement is not completed; many of these fees and costs will be payable by us even if the Arrangement is not completed and may relate to activities that we would not have undertaken other than to complete the Arrangement, failure to complete the Arrangement may result in negative publicity and a negative impression of us in the investment and vendor community, and if the Arrangement Agreement is terminated in certain circumstances, we must pay a termination fee to Refresco.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition and the price of our common shares.

Risks Related to Our Company, Business and Operations

Deterioration of global economic conditions, an economic recession, periods of inflation, or economic uncertainty in our key markets may adversely affect customer and consumer spending, as well as demand for our products

Global economic conditions can be uncertain and volatile. Our business and results of operations have in the past been, and may continue to be, adversely affected by changes in global economic conditions including inflation, tariff and trade policies, interest rates, energy availability and costs, the negative impacts caused by public health crises, as well as the potential impacts of geopolitical events, and the effect of governmental initiatives to manage economic conditions. As global economic conditions continue to be volatile or economic uncertainty remains, trends in consumer spending also remain unpredictable and subject to reductions due to credit constraints and uncertainties about the future. Most of our products are purchased by our customers based on end-user demand from consumers. Some of the factors that may influence consumer spending include general economic conditions, employment levels, consumer debt levels, reductions in net worth based on market declines and uncertainty, home foreclosures and reductions in home values, fluctuating interest rates and credit availability, fluctuating fuel and other energy costs, fluctuating commodity prices, inflationary pressure, tariff impacts, tax rates, health crises, and general uncertainty regarding the overall future economic environment. Unfavorable economic conditions may lead customers and consumers to delay or reduce purchases of our products and could present challenges in collecting our account receivables on a timely basis. Customer demand for our products may not reach our targets or may decline as distributors and retailers seek to reduce inventory positions if there is an economic downturn or economic uncertainty in our key markets. Economic cycles and related fluctuations in customer demand may have a material adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	11	January 3, 2026 Form 10-K

We may not be able to increase prices to fully offset inflationary pressures on costs, such as raw and packaging materials, labor, energy, fuel and distribution costs, which may impact our business, financial condition and results of operations

In recent years, we have experienced elevated commodity and supply chain costs, including the costs of raw materials, packaging, labor, energy, fuel, freight and other inputs necessary for the production and distribution of our products. Many of these materials and costs are subject to price fluctuations from a number of factors, including, but not limited to, market conditions, geopolitical events, demand for raw materials, weather, growing and harvesting conditions, energy and fuel costs, tariffs, environmental and other sustainability regulations (including potential impacts of EPR laws and regulations), changes to immigration policies, currency fluctuations, and other factors beyond our control.

Our attempts to offset these cost pressures, such as through increases in the selling prices of some of our products, may not be successful. Higher product prices may result in lower sales volumes. Consumers may shift to lower priced product offerings, or may forego some purchases altogether, particularly during an economic downturn or times of increased inflationary pressure. To the extent that our efforts to offset cost inflation through price increases, and/or through cost containment measures and productivity initiatives, are not sufficient to offset these increased costs adequately or in a timely manner, and/or if they result in significant decreases in sales volume, our business, financial condition, and results of operations may be materially and adversely affected.

The imposition of new or increased tariffs, and the uncertainty associated with changes in tariff policies, could have a material adverse effect on our business, financial condition and results of operations

The imposition of new or additional tariffs may result in additional costs for us, as well as certain of our suppliers, and may increase the landed cost in the U.S. of our products produced in Canada, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the imposition of tariffs, the uncertainty about tariff policies and tariff rates, and the actual or potential imposition of retaliatory tariffs could weaken the global economy, which may result in lower demand for our products. Further, the potential inflationary impact of tariffs may also slow economic growth and reduce household savings, which may impact the level of consumption of certain of our products in the event consumers reduce overall spending and/or shift to lower-cost product alternatives. Any of these outcomes could have a material adverse effect on our business, financial condition and results of operations.

In March 2025, the Trump Administration in the U.S. imposed 25% additional tariffs under the International Emergency Economic Powers Act ("IEEPA") on goods from Canada and Mexico that are not exempt under the U.S.-Mexico-Canada Agreement ("USMCA"). Effective August 1, 2025, the IEEPA tariff rate on goods from Canada was increased to 35%. We source a portion of our raw material ingredients and packaging globally, including from Canada and Mexico. Additionally, a portion of our total revenues are generated from the sale of fruit snack products imported into the U.S. from our Niagara, Ontario, facility. As a result, the imposition of the IEEPA tariffs resulted in additional costs for us, as well as certain of our suppliers, and increased the landed cost in the U.S. of our products produced in Canada that are not exempt under the USMCA.

On February 20, 2026, the U.S. Supreme Court ruled against the Trump Administration's use of tariffs under the IEEPA, and U.S. Customs and Border Protection halted collections of IEEPA tariffs on February 24, 2026. However, the decision creates uncertainty related to various aspects of the tariffs previously collected under the IEEPA, including whether, and if so, how, companies may be able to recover any portion of IEEPA tariffs previously paid. Additionally, in response to the U.S. Supreme Court ruling, the Trump Administration imposed a new, 10% worldwide tariff effective for 150 days from February 24, 2026. The imposition of these new, worldwide tariffs, as well as the potential for further tariff actions by the Trump Administration, represents a significant source of uncertainty and could have a material adverse effect on our business, financial condition and results of operations.

If we do not manage our supply chain effectively, our operating results may be adversely affected

Our supply chain is complex and critical to our ability to manufacture, move and sell products. We rely on third-party suppliers for our raw materials and packaging, as well as the distribution of our products. The inability of any of these suppliers to deliver or perform for us in a timely or cost-effective manner could cause our operating costs to rise and our margins to fall. Many of our products are perishable and require timely processing and transportation to our customers. Additionally, many of our products can only be stored for a limited amount of time before they spoil and cannot be sold. We must continually monitor our inventory and product sales mix against forecasted demand to reduce the risk of not having adequate supplies to meet consumer demand or the risk of having too much inventory that may reach its expiration date. In recent years, general macroeconomic conditions, geopolitical events and health crises have increased the challenges of managing our supply chain, and these factors could continue to cause unpredictable supply chain interruptions or other adverse effects on our supply chain. If we are unable to manage our supply chain effectively and ensure that our products are available to meet consumer demand, our operating costs could increase and our margins could decline, which could have a material adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	12	January 3, 2026 Form 10-K

If we face labor shortages or increased labor costs, our business, financial condition and results of operations could be adversely affected

Labor is a primary component of operating our business. Our ability to achieve our operating goals depends on our ability to identify, hire, train, and retain qualified employees. We compete with other companies both within and outside of our industry for talented employees. If we are unable to hire and retain employees capable of performing at a high-level, our ability to efficiently operate our manufacturing facilities and overall business could be adversely affected. Our ability to meet our labor needs while controlling labor costs is subject to external factors, such as employment levels, prevailing wage rates, minimum wage legislation, changing demographics, health and other insurance costs, and governmental labor and employment requirements. In addition, a sustained labor shortage or increased turnover rates within our employee base could lead to increased costs, such as increased overtime to meet demand, costs to hire and train new employees, and increased wage rates and employee benefits to attract and retain employees. An overall labor shortage, lack of skilled labor, increased turnover, labor inflation, or changes in applicable employment laws and regulations, could lead to increased labor costs and/or reduced operating efficiencies, which could have a material adverse impact on our business, financial condition and results of operations.

An interruption at one or more of our manufacturing facilities could negatively affect our business, and our business continuity plan may prove inadequate

We own or lease, manage and operate a number of processing, packaging, warehouse and office facilities. We may be unable to accept and fulfill customer orders as a result of adverse weather conditions, natural disasters, health crises, business interruptions, or other similar events. Some of our inventory and manufacturing facilities are located in areas that are susceptible to harsh weather, and the production of certain of our products is concentrated in a few geographic areas. Although we have a business continuity plan, our plan might not address all of the issues we may encounter in the event of a disaster or other unanticipated issues. Our business interruption insurance may not adequately compensate us for losses that may occur from any of the foregoing. In the event that a disaster, or other catastrophic event, were to destroy any part of any of our facilities or interrupt our operations for any extended period of time, or if harsh weather or health crises prevent us from producing and/or delivering products in a timely manner, our business, financial condition and results of operations could be materially and adversely affected.

Our customers generally are not obligated to continue purchasing products from us

Many of our customers buy from us under short-term, binding purchase orders. As a result, these customers are not committed to maintain or increase their purchase volumes or orders for the products supplied by us. Decreases in our customers' purchase volumes or orders for products supplied by us may have a material adverse effect on our business, financial condition and results of operations. In addition, some customer buying decisions are based on a periodic bidding process. Our sales volume may decrease if our offer is too high and rejected, or, alternatively, we risk reducing our margins if our offer is successful but less than our desired price point. Either of these outcomes could have a material adverse impact on our business, financial condition and results of operations.

Loss of a key customer could materially reduce revenues and earnings

Our relationships with our key customers are critical to the success of our business. For the year ended January 3, 2026, our ten largest customers accounted for approximately 84% of our revenues. The loss, decrease or cancellation of business with any of our large customers could materially and adversely affect our business, financial condition and results of operations.

We operate in a highly competitive industry

We operate in the highly competitive food industry in North America. We compete with large U.S. and international food ingredient and consumer-packaged food companies. These competitors may have financial resources larger than ours and may be able to benefit from economies of scale, pricing advantages, long-standing customer relationships, and greater resources for product innovation, marketing and promotional activities, and technological advancements (including advancements in artificial intelligence technologies). In addition, we may have to compete for limited supplies of certain raw materials with competitors having greater resources and stronger supplier relationships than we have. If we are unable to effectively respond to these competitive factors or if the competition in any of our product markets results in price reductions or decreased demand for our products, our business, financial condition, and results of operations may be materially and adversely affected.

SUNOPTA INC.	13	January 3, 2026 Form 10-K

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

We may not realize some or all of the anticipated benefits of our capital investment plans in the anticipated time frame or at all

Our capital investment plans often require a substantial amount of management, operational, and financial resources, which may divert our attention and resources from our existing business, potentially disrupting our operations and adversely affecting our relationships with customers and suppliers. In addition, we may incur delays and unexpected costs in connection with the construction of capital expansion projects and/or the start-up of commercial production, or be affected by changes in demand and pricing for our products, which could result in us not realizing all of the anticipated benefits of our capital investment plans on our expected timetable or at all, and there can be no assurance that any benefits we realize from our capital investments will be sufficient to offset the costs that we may incur.

Our operations are subject to the general risks associated with acquisitions and divestitures

We regularly review strategic opportunities to grow our business through acquisitions of complementary businesses or assets. Additionally, we have made several significant divestitures in recent years, including the divestiture of our frozen fruit business ("Frozen Fruit") in 2023, that aligned with our strategic priority of optimizing our non-core, commodity-based businesses and focusing on value-add opportunities. Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management's attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, the possible assumptions of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges, and the inherent risks in entering markets or lines of business in which we have limited or no prior experience. Any or all of these risks could have a material and adverse impact on our business, financial condition and results of operations. In addition, acquisitions outside the U.S. or Canada may present unique challenges and increase our exposure to the risks associated with foreign operations.

In connection with the sale of Frozen Fruit to Natures Touch Mexico, S. de R.L. de C.V. and Nature's Touch Frozen Fruits, LLC (the "Purchasers"), a portion of the aggregate purchase price is in the form of secured promissory notes that we entered into with the Purchasers and Nature's Touch Frozen Foods, LLC (collectively the "Loan Parties"). The promissory notes have a stated principal amount of $20.0 million in the aggregate, with the principal and interest thereon due from the Purchasers on October 12, 2026. The promissory notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers. While we assessed the promissory notes to be collectible as at January 3, 2026, a deterioration in the liquidity of the Loan Parties could impact the collectability of the promissory notes.

SUNOPTA INC.	14	January 3, 2026 Form 10-K

Impairment charges related to long-lived assets or goodwill could adversely impact our financial condition and results of operations

As at January 3, 2026, we had $333.8 million of property, plant and equipment, $111.2 million of operating lease right-of-use assets, and $21.0 million of intangible assets, as well as $4.0 million of goodwill. In addition, prior to fiscal 2019, we recognized accumulated impairment losses of $213.8 million related to goodwill that arose from business acquisitions.

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

For the year ended January 3, 2026, we did not recognize any material impairment charges related to our long-lived assets or goodwill. However, future impairments of long-lived assets and/or goodwill could materially and adversely impact our business, financial condition and results of operations.

If we lose the services of our key executives, our business could suffer

Our prospects depend to a significant extent on the continued service of our key executives, and our continued growth depends on our ability to identify, recruit, and retain key management personnel. We do not typically carry key person life insurance on our executive officers. If we lose the services of our key executives or fail to identify, recruit, and retain key management personnel, our business, financial condition, and results of operations may be materially and adversely impacted.

Failure of our internal control over financial reporting could harm our business and financial results

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with U.S. generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and in a timely manner, or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and/or a decline in the market price of our common shares.

Risks Related to Product Liability Litigation and Government Regulations

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

SUNOPTA INC.	15	January 3, 2026 Form 10-K

In 2024, we conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have had the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. We incurred direct costs related to this withdrawal of $2.1 million in 2024, net of expected insurance recoveries. To date, we have recovered $3.0 million of withdrawal-related costs through our insurance coverage and are seeking to recover an additional $4.7 million. Our recovery estimate may need to be revised as we work with our insurance providers to substantiate our losses.

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

New laws or regulations or changes in existing laws or regulations could adversely affect our business

The food industry is subject to a variety of federal, state, local, and foreign laws and regulations, including, but not limited to, those related to food safety, food labeling, and environmental, social and governance matters (for example, in Canada, we are required to comply with the Modern Slavery Act). Governmental regulations also affect taxes and tariffs, healthcare costs, energy usage, and labor and immigration issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations, or the introduction of new laws or regulations (for example, the new requirements for labeling prepackaged food products in Canada, which became effective January 1, 2026) could increase the costs of doing business for us, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected.

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

Our business operations could be disrupted if our information technology systems fail to perform adequately or are breached

The efficient operation of our business depends on our information technology systems to process, transmit, and store electronic information. We rely on our information technology systems, including the internet, to effectively manage our business data, supply chain, order entry and fulfillment, payroll and personnel records, and other business processes. Information technology systems are also integral to our internal and external financial reporting. Furthermore, a significant portion of the communications between, and storage of personal data of our personnel, customers and suppliers depends on information technology. Our information technology systems, some of which are dependent on services provided by third parties, may be susceptible to physical or electronic break-in, damage, disruption, or shutdown due to computer viruses, hacker attacks, and other cybersecurity risks, hardware failures, telecommunications failures, user errors or malfeasance, catastrophic events, natural disasters, fires, or other factors which may be beyond our control. Furthermore, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. If we are unable to anticipate, prevent, or adequately respond to and resolve these failures, disruptions or breaches, our business may be materially disrupted, and we may suffer other adverse consequences such as significant data loss, financial or reputational damage or penalties, legal claims or proceedings, remediation costs, or loss of revenues or customers. Consequently, any failure or breach of our information technology systems could have a material adverse effect on our business, financial condition and results of operations.

SUNOPTA INC.	16	January 3, 2026 Form 10-K

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

Additionally, we might fail to effectively address increased attention from customers, consumers, investors, activists and other stakeholders on climate change and related environmental sustainability matters. Such failure, or the perception that we have failed to act responsibly regarding climate change, whether or not valid, could result in adverse publicity and negatively affect our business and reputation. At the same time, certain stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives and policies.

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

SUNOPTA INC.	17	January 3, 2026 Form 10-K

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

Risks Related to Our Indebtedness and Liquidity

Our level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our debt obligations

As at January 3, 2026, we have a significant amount of indebtedness outstanding as a result of the capital investments we have made in recent years. The level of our indebtedness and the degree to which we are leveraged could adversely affect our business, financial condition and results of operations, including, without limitation, increasing our exposure to rising or sustained elevated interest rates, and impairing our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, or other general corporate purposes. In addition, we may have to use a substantial portion of our cash flow to pay principal and interest on our indebtedness, which may reduce the funds available to us for other purposes. If we do not generate sufficient cash flows to satisfy our debt service obligations, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital expenditures, or seeking to raise additional capital. A high level of indebtedness and leverage could also make us more vulnerable to economic downturns and adverse industry conditions and may compromise our ability to capitalize on business opportunities, and to react to competitive pressures as compared to our competitors.

Our debt and equity agreements restrict how we may operate our business, and our business may be materially and adversely affected if these restrictions prevent us from implementing our business plan

The agreements governing our debt and preferred equity instruments contain restrictive covenants that limit the discretion of our management with respect to certain business matters. These covenants place restrictions on, among other things, our ability to obtain additional debt financing or preferred equity, to create other liens, to complete a merger, amalgamation, or consolidation, to make certain distributions or make certain payments, investments and guarantees, and to sell or otherwise dispose of certain assets. These restrictions may hinder our ability to execute on our growth strategy or prevent us from implementing parts of our business plan.

Our business could be materially and adversely affected if we are unable to meet the financial covenants of our credit agreement

Our credit agreement requires us to maintain a minimum fixed charge coverage ratio and a maximum consolidated total net leverage ratio. Our ability to comply with the financial covenants under the credit agreement depends on the success of our business, our operating results, and our ability to achieve our financial forecasts. Various risks, uncertainties and events beyond our control could affect our ability to comply with the financial covenants and terms of the credit agreement. Failure to comply with the financial covenants and other terms could result in an event of default and the acceleration of amounts owing under the credit agreement unless we are able to negotiate a waiver. The lenders could condition any such waiver on an amendment to the credit agreement on terms including, but not limited to, the payment of consent fees, which may be unfavorable to us. If we fail to comply with the financial covenants and we are unable to negotiate a covenant waiver or replace or refinance the credit agreement on favorable terms, our business, financial condition and results of operations could be materially and adversely impacted.

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

SUNOPTA INC.	18	January 3, 2026 Form 10-K

Our ability to maintain current levels of working capital may be adversely affected if we are unable to utilize receivables financing programs to accelerate payment terms for certain customers

In order to accelerate cash flows and to improve working capital efficiency, we entered into a receivables sales program with a third-party financial institution, whereby we may sell certain eligible trade receivables to the financial institution in exchange for cash proceeds. The program may be terminated by the financial institution at any time with 30 days' notice. Additionally, from time to time, we may utilize supply chain financing programs offered by some of our major customers that allow us to monetize our trade receivables from those customers earlier than our payment terms would provide. To the extent any of these programs were terminated, our financial condition, cash flows, and liquidity could be adversely affected by higher working capital levels due to longer payment terms or delays in collecting trade receivables. If working capital is negatively impacted by the termination of these programs, and we are unable to secure alternative financing sources, we may have to increase our debt borrowings, along with the associated interest expense.

Risks Related to Significant Investors and Shareholder Activism

Our significant investor may have interests that conflict with those of our debtholders and other stakeholders

As at January 3, 2026, Oaktree Fund GP, LLC, a private equity investor (together with its affiliates, "Oaktree") held an approximately 20% voting interest in the Company and has nominated two members of our Board of Directors. The interests of Oaktree may differ from the interests of our other stakeholders in material respects. For example, Oaktree may have an interest in directly or indirectly pursuing acquisitions, divestitures, financings, or other transactions that, in their judgment, could enhance their other equity investments, even though such transactions might involve risks to us, including risks to our liquidity and financial condition. Oaktree is in the business of making or advising on investments in companies, including businesses that may directly or indirectly compete with certain portions of our business. Oaktree may also pursue acquisition opportunities that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Our other large investors do not have specific rights beyond those of smaller holders of our common shares. However, a concentration of ownership within our large investors could potentially be disadvantageous to, or conflict with, interests of our debtholders or smaller shareholders. In addition, if any significant shareholder were to sell or otherwise transfer all or a large percentage of its holdings, it could have an adverse effect on the market price of our common shares.

Our business could be negatively impacted as a result of shareholder activism or an unsolicited takeover proposal or a proxy contest

In recent years, proxy contests and other forms of shareholder activism have been directed against numerous public companies. If a proxy contest or an unsolicited takeover proposal is made with respect to us, we could incur significant costs in defending the Company, which would have an adverse effect on our financial results. Shareholder activists may also seek to involve themselves in the governance, strategic direction, and operations of the Company. Such proposals may disrupt our business and divert the attention of our management and employees, and any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers, and make it more difficult to attract and retain qualified personnel and business partners, all of which could adversely affect our business. In addition, actions of activist shareholders may cause significant fluctuations in our share price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

SUNOPTA INC.	19	January 3, 2026 Form 10-K

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
SUNOPTA INC.	20	January 3, 2026 Form 10-K

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity program is strategically crafted to achieve the paramount goals of identifying, protecting, detecting, and responding to all potential risks and threats. Employing a defense-in-depth strategy, we proactively identify, investigate, and resolve vulnerabilities and security incidents in a timely manner.

Continuous improvement is integral to our cybersecurity approach. Regular assessments conducted against national security standards, together with annual internal and external penetration testing performed by a third-party security firm, allow us to quantify our program's effectiveness. The insights gained from these assessments serve as a foundation for continuous improvement efforts. Outcomes are reported to our Audit Committee for transparency and accountability. We rely on services from a variety of third-party providers to supply things such as cloud storage and networks. On an annual basis, we review these providers to assess their risk profiles. We rely on these third parties to have their own cybersecurity programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.

Impact of Cybersecurity Risks and Threats

Despite facing directed attacks, our systems have withstood such challenges without material interruptions to our business operations. As of the date of this filing, we have not identified any cybersecurity threats or incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, there can be no assurance that we, or our third-party business partners or service providers, will not experience a cybersecurity threat or incident in the future that could materially adversely affect our business strategy, results of operations, or financial condition. Recognizing the potential impact of significant disruptions, we remain steadfast in our commitment to fortify our systems against evolving threats. Any significant disruption to our ability to transact business could adversely affect our business performance as well as our reputation. Refer to Item 1A "Risk Factors - Our business operations could be disrupted if our information technology systems fail to perform adequately or are breached."

Governance

Heading our cybersecurity program is our Chief Information Officer ("CIO"). Our CIO has over 30 years of experience in Software Engineering and Information Technology/Cybersecurity and is supported by skilled professionals from our Information Technology team. This seasoned team provides regular updates to our Enterprise Risk Management Steering Committee (the "ERM"), composed of our Chief Executive Officer, Chief Financial Officer, General Counsel, and other members of our senior leadership. Our Audit Committee and Board of Directors receive regular reports from the ERM, as well as directly from our CIO on a quarterly basis. These reports cover various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

Furthermore, our Board of Directors takes a proactive stance in overseeing our annual enterprise risk assessment. This comprehensive evaluation encompasses key risks, including those associated with security, technology, and cybersecurity threats, demonstrating our commitment to robust governance and risk management.
SUNOPTA INC.	21	January 3, 2026 Form 10-K

Item 2. Properties

Our leased executive offices, innovation center and pilot plant are located in Eden Prairie, Minnesota. The table below lists the location, description and ownership of our production facilities. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future.

Location	Facility Description	Owned/Leased	Noncancellable Lease Term End Date
Alexandria, Minnesota	Aseptic beverage processing	Owned	N/A
Alexandria, Minnesota	Ingredient processing	Owned	N/A
Allentown, Pennsylvania	Aseptic beverage processing	Leased	April 2027(1)
Midlothian, Texas	Aseptic beverage processing	Leased	September 2037(2)
Modesto, California	Aseptic beverage and ingredient processing	Leased	May 2029(3)
Omak, Washington	Fruit snack processing	Leased	May 2027
St. Davids, Ontario	Fruit snack processing	Leased	December 2031(4)

(1) Lease includes two five-year renewal options.

(2) Lease includes three five-year renewal options.

(3) Lease includes a five-year renewal option.

(4) Lease includes a three-year renewal option.

Item 3. Legal Proceedings

For a discussion of legal proceedings, see note 18 of the consolidated financial statements included in Item 15 of this Form 10-K.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares are listed in U.S. dollars on The Nasdaq Stock Market LLC under the symbol "STKL," and in Canadian dollars on the Toronto Stock Exchange ("TSX") under the symbol "SOY."

As at February 27, 2026, we had 307 shareholders of record. We have never paid cash dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our future dividend policy will depend on our results of operations, financial condition and capital requirements, restrictions of debt and equity agreements to which we are a party, and other factors considered relevant by our Board of Directors. The receipt of cash dividends by U.S. shareholders from a Canadian corporation, such as we are, may be subject to Canadian withholding tax.

Issuer Purchases of Equity Securities

On May 7, 2025, we announced that our Board of Directors authorized a share repurchase program for the repurchase of up to $25 million of our outstanding common shares (the "Share Repurchase Program"). The Share Repurchase Program does not obligate us to acquire any shares on a particular timeline. Any repurchases under the Share Repurchase Program may be made by means of open market transactions effected through the facilities of The Nasdaq Stock Market LLC in compliance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and other applicable legal requirements. The actual number of shares purchased, the timing of purchases, and the price at which shares will be purchased under the Share Repurchase Program will be determined by our management, and will depend on factors including, but not limited to, our progress towards our leverage target, financial position, capital allocation priorities, market conditions, and regulatory requirements. Any shares that we acquire under the Share Repurchase Program will be cancelled. We may elect to suspend or discontinue the program without notice at any time. We did not repurchase any shares during the quarter ended January 3, 2026. As at January 3, 2026, $24.0 million of the authorized amount remained available under the Share Repurchase Program.

SUNOPTA INC.	22	January 3, 2026 Form 10-K

Shareholder Return Performance Graph

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing of SunOpta under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the five-year cumulative shareholder return on our common shares to the cumulative total return of the S&P/TSX Composite and the Nasdaq Industrial Indices for the period from December 31, 2020 through January 3, 2026.

	2020	2021	2022	2023	2024	2025
SunOpta Inc.	100.00	59.55	72.32	46.87	66.92	31.79
Nasdaq Industrial Index	100.00	108.81	70.67	91.12	117.17	119.53
S&P/TSX Composite Index	100.00	121.74	111.19	120.22	142.24	182.89

Assumes that $100.00 was invested in our common shares and in each index on December 31, 2020.

Item 6. [Reserved]

SUNOPTA INC.	23	January 3, 2026 Form 10-K

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Financial Information

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") section provides analysis of our operations and financial position for the fiscal year ended January 3, 2026 and includes certain information available to March 4, 2026, unless otherwise indicated herein. It is supplementary information and should be read in conjunction with the consolidated financial statements, and notes thereto, included in Item 15 of this Form 10-K (the "Consolidated Financial Statements").

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

Forward-looking statements contained in this MD&A are based on certain factors and assumptions regarding expected growth, results of operations, performance, and business prospects and opportunities. While we consider these assumptions to be reasonable based on information currently available, they may prove to be incorrect. These factors are more fully described in Part I, Item 1A, Risk Factors of this Form 10-K.

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

Overview

We deliver customized supply chain solutions and innovation for top brands, retailers, and foodservice providers across a broad portfolio of beverages, broths, and better-for-you snacks. Our products are distributed through retail, club, foodservice and e-commerce channels across North America.

Fiscal Year

We operate on a fiscal calendar that results in a given fiscal year consisting of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2025 was a 53-week period ending on January 3, 2026, and fiscal years 2024 and 2023 were each 52-week periods ending on December 28, 2024 and December 30, 2023, respectively. The impact of the additional week in fiscal year 2025 on our results of operations and cash flows was insignificant relative to the two preceding fiscal years.

Arrangement Agreement with Refresco

On February 6, 2026, we entered into an Arrangement Agreement with Refresco, pursuant to which Refresco has agreed, subject to the satisfaction of various conditions, to acquire all of our issued and outstanding common shares for $6.50 per share in cash. Upon completion of the transaction, which is expected to close in the second quarter of 2026, we will become a wholly-owned subsidiary of Refresco, and our common shares will no longer be publicly traded. Refer to note 20 to the Consolidated Financial Statements for additional information regarding the Arrangement Agreement.

SUNOPTA INC.	24	January 3, 2026 Form 10-K

Tariffs

In March 2025, the Trump Administration in the U.S. imposed 25% additional tariffs under the International Emergency Economic Powers Act ("IEEPA") on goods from Canada and Mexico that are not exempt under the U.S.-Mexico-Canada Agreement ("USMCA"). Effective August 1, 2025, the IEEPA tariff rate on goods from Canada was increased to 35%.

Although our employees, production facilities, and customers are predominately located in the U.S., we source a portion of our raw material ingredients and packaging globally, including from Canada and Mexico. Additionally, a portion of our total revenues, less than 8%, are generated from the sale of fruit snack products imported into the U.S. from our Niagara, Ontario, facility. During 2025, the imposition of IEEPA tariffs by the U.S. on goods from Canada and Mexico resulted in additional costs for us, as well as certain of our suppliers, and increased the landed cost in the U.S. of our products produced in Canada that are not exempt under the USMCA. In response to these additional tariffs, we implemented alternative sourcing strategies and pricing arrangements that allowed us to mitigate our known tariff exposure.

On February 20, 2026, the U.S. Supreme Court ruled against the Trump Administration's use of tariffs under the IEEPA and U.S. Customs and Border Protection halted collections IEEPA tariffs on February 24, 2026. In response, the Trump Administration imposed a new, 10% worldwide tariff effective for 150 days from February 24, 2026. We are currently assessing the impact that the imposition of these new worldwide tariffs may have on our business, as well as our ability to recover any portion of the IEEPA tariffs previously paid.

Consolidated Results of Operations for Fiscal Years 2025 and 2024

	January 3, 2026	December 28, 2024	Change	Change
For the year ended	$	$	$	%

Revenues	817,715	723,728	93,987	13.0%
Cost of goods sold	701,768	627,424	74,344	11.8%

Gross profit	115,947	96,304	19,643	20.4%

Gross margin	14.2%	13.3%		0.9%

Operating expenses
Selling, general and administrative expenses	70,988	79,406	(8,418)	-10.6%
Intangible asset amortization	2,024	1,784	240	13.5%
Other expense (income), net	3,303	(1,833)	5,136	*
Foreign exchange loss (gain)	(54)	1,357	(1,411)	*
Total operating expenses	76,261	80,714	(4,453)	-5.5%

Operating income	39,686	15,590	24,096	154.6%

Interest expense, net	21,078	24,908	(3,830)	-15.4%
Other non-operating expense	2,149	686	1,463	213.3%

Earnings (loss) from continuing operations before income taxes	16,459	(10,004)	26,463	*
Income tax expense	691	1,470	(779)	-53.0%

Earnings (loss) from continuing operations	15,768	(11,474)	27,242	*
Net loss from discontinued operations	-	(5,919)	5,919	100.0%

Net earnings (loss)	15,768	(17,393)	33,161	*
Dividends and accretion on preferred stock	(175)	(539)	364	67.5%

Earnings (loss) attributable to common shareholders	15,593	(17,932)	33,525	*

* Percentage not meaningful

SUNOPTA INC.	25	January 3, 2026 Form 10-K

Revenues for the year ended January 3, 2026 increased by 13.0% to $817.7 million from $723.7 million for the year ended December 28, 2024. The change in revenues from 2024 to 2025 was due to the following:

	$	%
2024 revenues	723,728
Volume/Mix	97,383	13.5%
Price	(1,090)	-0.2%
Exit from smoothie bowls	(2,306)	-0.3%
2025 revenues	817,715	13.0%

For the year ended January 3, 2026, the 13.0% increase in revenues reflected a favorable volume/mix impact of 13.5%, partially offset by a 0.2% overall price reduction, together with a 0.3% revenue loss related to our exit from the smoothie bowls category in 2024. The favorable volume/mix impact reflected organic growth across our beverage, broth and fruit snack product categories and new product launches. The unfavorable pricing impact reflected pass-through pricing adjustments for certain raw material cost savings, partially offset by incremental pass-through pricing increases for tariff costs.

Gross profit increased $19.6 million, or 20.4%, to $115.9 million for the year ended January 3, 2026, compared with $96.3 million for the year ended December 28, 2024. Gross margin was 14.2% for the year ended January 3, 2026, compared with 13.3% for the year ended December 28, 2024, an increase of 90 basis points.

For the years ended January 3, 2026 and December 28, 2024, we incurred temporary third-party haul-off charges of $3.2 million and $4.4 million, respectively, for excess wastewater produced at our Midlothian, Texas, facility, due to temporary volume constraints within our current treatment system. Additionally, for the year ended January 3, 2026, we incurred inventory write-offs and employee severance costs of $2.0 million in cost of goods sold related to our decision to exit from the packaging of aseptic totes within our Ingredients product portfolio. For the year ended December 28, 2024, we also incurred start-up costs of $16.3 million, mainly related to the scale-up of production at our Midlothian, Texas, facility, and we incurred product withdrawal costs of $2.1 million. Excluding the impact of these charges and costs, adjusted gross margin was 14.8% for the year ended January 3, 2026, compared with 16.4% for the year ended December 28, 2024, a decrease of 160 basis points. See below under "Non-GAAP Measures" for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

The decrease in adjusted gross margin reflected investments in labor and infrastructure designed to improve long-term margins, incremental depreciation related to assets recently placed in service but not fully utilized as production ramps up, and the dilutive effect of pass-through tariff pricing. Additionally, we experienced certain manufacturing inefficiencies while servicing our increased volume growth in 2025, which resulted in periods of higher waste, labor and maintenance costs, together with temporary volume limitations and increased downtime resulting from the excess wastewater issue at our Midlothian, Texas, facility. All of these factors were partially offset by higher sales and production volumes for beverages, broths and fruit snacks driving improved plant utilization.

Operating income increased $24.1 million to $39.7 million for the year ended January 3, 2026, compared with $15.6 million for the year ended December 28, 2024, which mainly reflected the $19.6 million increase in gross profit, as described above, as well as non-recurring consultancy fees related to operational productivity initiatives undertaken in 2024, lower employee salary and benefit compensation costs, and lower employee bonus accruals based on performance. Additionally, the increase in operating income reflected a favorable foreign exchange impact on peso-denominated restricted cash held in Mexico prior to November 2025 (refer to note 5 to the Consolidated Financial Statements for additional details). All of these factors were partially offset by non-cash asset impairment charges of $3.2 million in 2025 related to the decommissioning of the tote filling equipment and the early retirement of certain non-production assets, and the inclusion of a non-recurring gain of $1.8 million on the sale of smoothie bowl product line in 2024.

(Further details on the changes in revenue, gross profit and operating income are provided in the rollforward tables below.)

Net interest expense decreased by $3.8 million to $21.1 million for the year ended January 3, 2026, compared with $24.9 million for the year ended December 28, 2024, which reflected reduced borrowings, favorable interest rate movements, and increased interest income.

Other non-operating expense of $2.1 million and $0.7 million for the years ended January 3, 2026 and December 28, 2024, respectively, reflected the loss on sale of certain trade receivables to a third-party financial institution under the Receivables Sales Program (as described below under "Liquidity and Capital Resources").

SUNOPTA INC.	26	January 3, 2026 Form 10-K

Income taxes were recognized at effective tax rates of 4.2% and (14.7)% for the years ended January 3, 2026 and December 28, 2024, respectively. The effective tax rate in 2025 reflected changes in the valuation allowance against certain deferred tax assets in Canada and the U.S., while the effective tax rate in 2024 reflected the recognition of a full valuation allowance against deferred tax assets in Canada and the U.S. The enactment of the One Big Beautiful Bill Act on July 4, 2025, did not have a material impact on our fiscal 2025 effective tax rate.

Earnings from continuing operations were $15.8 million (diluted earnings per share of $0.13) for the year ended January 3, 2026, compared with a loss from continuing operations of $11.5 million (diluted loss per share of $0.10) for the year ended December 28, 2024.

For the year ended December 28, 2024, we recognized a loss from discontinued operations related to our divested frozen fruit business ("Frozen Fruit") of $5.9 million (diluted loss per share of $0.05). Refer to note 2 to the Consolidated Financial Statements for additional details.

We realized earnings attributable to common shareholders of $15.6 million (diluted earnings per share of $0.13) for the year ended January 3, 2026, compared with a loss attributable to common shareholders of $17.9 million (diluted loss per share of $0.15) for the year ended December 28, 2024.

Adjusted earnings from continuing operations were $23.9 million, or $0.19 earnings per diluted share, for the year ended January 3, 2026, compared with adjusted earnings from continuing operations of $13.4 million, or $0.11 earnings per diluted share, for the year ended December 28, 2024.

Adjusted EBITDA from continuing operations increased $6.2 million, or 7.0%, to $94.9 million for the year ended January 3, 2026, compared with $88.7 million for the year ended December 28, 2024.

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

Rollforward of Revenue, Gross Profit and Operating Income

For the year ended	January 3, 2026	December 28, 2024	Change	% Change

Revenues	$817,715	$723,728	$93,987	13.0%
Gross profit	115,947	96,304	19,643	20.4%
Gross margin	14.2%	13.3%		0.9%pt

Operating income	$39,686	$15,590	$24,096	154.6%
Operating margin	4.9%	2.2%		2.7%pt

Revenues

The table below explains the $94.0 million increase in revenues from $723.7 million for the year ended December 28, 2024 to $817.7 million for the year ended January 3, 2026:

Revenues for the year ended December 28, 2024	$723,728
Sales volume increases for beverages and broths, together with incremental pass-through pricing increases for tariff costs, partially offset by pass-through pricing adjustments for certain raw material cost savings	69,793
Higher sales of fruit snacks driven by volume growth, together with incremental pass-through pricing increases for tariff costs	26,500
Impact of the exit from the smoothie bowls category in March 2024	(2,306)
Revenues for the year ended January 3, 2026	$817,715
SUNOPTA INC.	27	January 3, 2026 Form 10-K

Gross Profit

The table below explains the $19.6 million increase in gross profit from $96.3 million for the year ended December 28, 2024 to $115.9 million for the year ended January 3, 2026:

Gross profit for the year ended December 28, 2024	$96,304
Decrease in start-up costs related to capital expansion projects	16,335
Higher sales and production volumes for beverages, broths, and fruit snacks	14,194
Non-recurring direct costs, net of expected insurance recoveries, related to a voluntary product withdrawal in the second quarter of 2024	2,145
Decrease in excess wastewater haul-off charges, related to temporary volume constraints within the current treatment system at our Midlothian, Texas, facility	1,135
Incremental investments in labor and infrastructure designed to improve long-term margins	(9,755)
Incremental depreciation related to capital expansion projects	(2,387)
Inventory write-offs and employee severance costs related to the exit from aseptic totes	(2,024)
Gross profit for the year ended January 3, 2026	$115,947

Operating Income

The table below explains the $24.1 million increase in operating income from $15.6 million for the year ended December 28, 2024 to $39.7 million for the year ended January 3, 2026:

Operating income for the year ended December 28, 2024	$15,590
Increase in gross profit, as explained above	19,643
Non-recurring consultancy costs related to operational productivity initiatives in 2024, together with favorable foreign exchange impact on peso-denominated restricted cash held in Mexico, lower employee salary and benefit compensation costs, and lower employee bonus accruals based on performance, partially offset by higher business development costs	5,595
Lower variable stock-based compensation expense based on performance and a reduced equity component within our short-term incentive plan, together with increased forfeitures related to employee turnover in 2025, and the non-recurring impact of the accelerated vesting of certain awards in connection with the retirement of our former Chief Executive Officer in 2024	3,809
Non-cash asset impairment charges in 2025, related to the decommissioned tote filling equipment and the early retirement of certain non-production assets	(3,151)
Non-recurring gain on sale of smoothie bowl product line in 2024	(1,800)
Operating income for the year ended January 3, 2026	$39,686
SUNOPTA INC.	28	January 3, 2026 Form 10-K

Consolidated Results of Operations for Fiscal Years 2024 and 2023

	December 28, 2024	December 30, 2023	Change	Change
For the year ended	$	$	$	%

Revenues	723,728	626,730	96,998	15.5%
Cost of goods sold	627,424	540,730	86,694	16.0%

Gross profit	96,304	86,000	10,304	12.0%

Gross margin	13.3%	13.7%		-0.4%

Operating expenses
Selling, general and administrative expenses	79,406	78,654	752	1.0%
Intangible asset amortization	1,784	1,784	-	0.0%
Other expense (income), net	(1,833)	455	(2,288)	*
Foreign exchange loss	1,357	110	1,247	*
Total operating expenses	80,714	81,003	(289)	-0.4%

Operating income	15,590	4,997	10,593	212.0%

Interest expense, net	24,908	26,909	(2,001)	-7.4%
Other non-operating expense	686	-	686	*

Loss from continuing operations before income taxes	(10,004)	(21,912)	11,908	54.3%
Income tax expense	1,470	3,269	(1,799)	-55.0%

Loss from continuing operations	(11,474)	(25,181)	13,707	54.4%
Net loss from discontinued operations	(5,919)	(153,608)	147,689	96.1%

Net loss	(17,393)	(178,789)	161,396	90.3%
Dividends and accretion on preferred stock	(539)	(1,981)	1,442	72.8%

Loss attributable to common shareholders	(17,932)	(180,770)	162,838	90.1%

* Percentage not meaningful

Revenues for the year ended December 28, 2024 increased by 15.5% to $723.7 million from $626.7 million for the year ended December 30, 2023. The change in revenues from 2023 to 2024 was due to the following:

	$	%
2023 revenues	626,730
Volume/Mix	128,962	20.6%
Price	(21,984)	-3.5%
Exit from smoothie bowls	(9,980)	-1.6%
2024 revenues	723,728	15.5%

For the year ended December 28, 2024, the 15.5% increase in revenues reflected a favorable volume/mix impact of 20.6%, partially offset by a 3.5% overall price reduction due to pass-through pricing adjustments for certain raw material cost savings, together with a 1.6% revenue loss related to our exit from the smoothie bowls category in March 2024. The favorable volume/mix across our beverage, broth and fruit snacks categories reflected increased production output and new product launches.

Gross profit increased $10.3 million, or 12.0%, to $96.3 million for the year ended December 28, 2024, compared with $86.0 million for the year ended December 30, 2023. Gross margin was 13.3% for the year ended December 28, 2024, compared with 13.7% for the year ended December 30, 2023, a decrease of 40 basis points.

For the year ended December 28, 2024, we incurred start-up costs of $16.3 million, compared with $18.7 million for the year ended December 30, 2023, mainly related to the scale-up of production at our Midlothian, Texas, facility. Additionally, for the year ended December 28, 2024, we incurred temporary third-party haul-off charges of $4.4 million for excess wastewater produced at our Midlothian, Texas, facility, and we incurred product withdrawal costs of $2.1 million. Excluding the impact of these charges and costs, adjusted gross margin was 16.4% for the year ended December 28, 2024, compared with 17.2% for the year ended December 30, 2023, a decrease of 80 basis points. See below under "Non-GAAP Measures" for a reconciliation of adjusted gross margin from gross margin calculated in accordance with U.S. GAAP.

SUNOPTA INC.	29	January 3, 2026 Form 10-K

The decrease in adjusted gross margin reflected the impact of incremental depreciation of new production equipment related to capital expansion projects, together with manufacturing inefficiencies resulting from the excess wastewater and product withdrawal issues, and higher inventory reserves, partially offset by higher sales and production volumes for beverages, broths and fruit snacks driving improved plant utilization.

Operating income increased $10.6 million to $15.6 million for the year ended December 28, 2024, compared with $5.0 million for the year ended December 30, 2023. The increase in operating income reflected higher gross profit, as described above, together with a gain on sale of the smoothie bowls product line of $1.8 million, and lower business development costs and employee severance costs following the divestiture of Frozen Fruit and related consolidation of our continuing operations in 2023. These factors were partially offset by increased operational productivity consultancy costs and higher employee bonus accruals based on performance. Additionally, we recognized an unrealized foreign exchange loss of $1.6 million on peso-denominated restricted cash held in Mexico during 2024.

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

Income taxes were recognized at an effective rate of (14.7)% for the year ended December 28, 2024, compared with (14.9)% recognized for the year ended December 30, 2023. The effective tax rates reflected the recognition of a full valuation allowance against deferred tax assets in Canada and the U.S.

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

SUNOPTA INC.	30	January 3, 2026 Form 10-K

Rollforward of Revenue, Gross Profit and Operating Income

For the year ended	December 28, 2024	December 30, 2023	Change	% Change

Revenues	$723,728	$626,730	$96,998	15.5%
Gross profit	96,304	86,000	10,304	12.0%
Gross margin	13.3%	13.7%		-0.4%pt

Operating income	$15,590	$4,997	$10,593	212.0%
Operating margin	2.2%	0.8%		1.4%pt

Revenues

The table below explains the $97.0 million increase in revenues from $626.7 million for the year ended December 30, 2023 to $723.7 million for the year ended December 28, 2024:

Revenues for the year ended December 30, 2023	$626,730
Sales volume growth for beverages and broths, partially offset by the impact of pass-through pricing adjustments for certain raw material cost savings	77,836
Higher sales of fruit snacks driven by volume growth	29,142
Impact of the exit from the smoothie bowls category in March 2024	(9,980)
Revenues for the year ended December 28, 2024	$723,728

Gross Profit

The table below explains the $10.3 million increase in gross profit from $86.0 million for the year ended December 30, 2023 to $96.3 million for the year ended December 28, 2024:

Gross profit for the year ended December 30, 2023	$86,000
Higher sales and production volumes for beverages, broths, and fruit snacks, together with lower commodity costs for certain raw materials, partially offset by higher inventory reserves	19,914
Decrease in start-up costs related to capital expansion projects	2,390
Incremental depreciation related to capital expansion projects	(5,494)
Excess wastewater haul-off charges, due to temporary volume constraints within the current treatment system at our Midlothian, Texas, facility	(4,361)
Direct costs, net of expected insurance recoveries, related to a voluntary product withdrawal in the second quarter of 2024	(2,145)
Gross profit for the year ended December 28, 2024	$96,304
SUNOPTA INC.	31	January 3, 2026 Form 10-K

Operating Income

The table below explains the $10.6 million increase in operating income from $5.0 million for the year ended December 30, 2023 to $15.6 million for the year ended December 28, 2024:

Operating income for the year ended December 30, 2023	$4,997
Increase in gross profit, as explained above	10,304
Gain on sale of smoothie bowls product line	1,800
Increased consultancy costs related to operational productivity initiatives and higher employee bonus accruals based on performance, together with an unrealized foreign exchange loss on peso-denominated restricted cash held in Mexico, partially offset by lower business development costs and employee severance costs following the divestiture of Frozen Fruit and related consolidation of our continuing operations in 2023	(1,511)
Operating income for the year ended December 28, 2024	$15,590

Liquidity and Capital Resources

On December 8, 2023, we entered into a five-year Credit Agreement providing for a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and an $85.0 million revolving credit facility (the "Revolving Credit Facility") (collectively, the "Credit Facilities"). As at January 3, 2026, $162.0 million remained outstanding under the Term Loan Credit Facility and we had utilized $49.5 million of the Revolving Credit Facility, including $4.6 million in letters of credit. For more information on our Credit Facilities, including maturity dates, see note 11 to the Consolidated Financial Statements.

On June 13, 2025, we entered into an uncommitted revolving line of credit facility (the "Line of Credit Facility") under which we may request loans and advances of up to an aggregate amount of $15.0 million to be used solely to finance the purchase, production or sale of broth inventory. The Line of Credit Facility bears interest at a rate that is favorable to the Revolving Credit Facility. During the second half of 2025, we fully utilized and repaid the Line of Credit Facility in connection with the broth season. For more information on the Line of Credit Facility, see note 11 to the Consolidated Financial Statements.

We are able to strategically manage customer payment terms by selling, from time to time, on a revolving basis, up to $52.0 million aggregate amount of trade receivables of eligible customers to a third-party financial institution in exchange for cash proceeds (the "Receivables Sales Program" - see note 3 to the Consolidated Financial Statements). Additionally, we utilize, from time to time, supply chain finance ("SCF") programs offered by some of our major customers that allow us to sell our receivables from those customers to such customers' financial institutions. We utilize our Receivables Sales Program and our customers' SCF programs in order to be paid earlier than our payment terms with the customers provide, and at a discount rate that leverages those customers' favorable credit ratings. Utilizing these programs accelerates our cash flows and improves working capital efficiency, while providing a lower cost access to liquidity when compared to the Revolving Credit Facility. All cash flows associated with these programs are reported as operating activities on our consolidated statements of cash flows.

In connection with our efforts to extend payment terms with certain of our major suppliers to enhance cash flows, we may, from time to time, finance certain purchases of goods and services through extended payables facilities. Under these facilities, third-party intermediaries settle the supplier invoice on the contractual due date and issue us a short-term note payable for the face amount of the invoice, which we repay, together with interest, at a later date. Proceeds from, and repayments of, the notes payable associated with these facilities are reported as financing cash flows on our consolidated statements of cash flows.

On May 5, 2025, our Board of Directors approved a share repurchase program, authorizing the purchase of up to an aggregate $25 million of our common shares for cancellation through open market transactions. The size and timing of repurchases, if any, will be determined by management and will depend upon a multitude of factors, including our progress towards our leverage target, financial position, capital allocation priorities, market conditions, regulatory requirements, and other considerations. For the year ended January 3, 2026, we utilized $1.0 million of the authorized amount to repurchase 0.2 million common shares.

As at January 3, 2026, we had approximately $168 million of purchase commitments related to inventories to be used in our production processes over the next 12 months, which we intend to fund through operating cash flows, supplemented from time to time with short-term borrowings under our Revolving Credit Facility and the Line of Credit Facility. For information on our lease obligations, see note 7 to the Consolidated Financial Statements.

SUNOPTA INC.	32	January 3, 2026 Form 10-K

We estimate capital expenditures in 2026 of approximately $35 million to $40 million, mainly consisting of productivity and maintenance projects. We intend to fund the majority of these capital expenditures through operating cash flows and the Revolving Credit Facility. Additionally, we anticipate the addition of approximately $60 million to $70 million of finance lease right-of-use assets coming online in 2026, mainly related to capacity expansion projects at our beverage facility in Midlothian, Texas, and fruit snacks facility in Omak, Washington. For 2026, our estimated capital expenditures directly related to environmental projects are not expected to be material.

We believe that our operating cash flows, including the availability of our Receivables Sales Program to improve collection terms, together with available borrowings under the Revolving Credit Facility and the Line of Credit Facility, as well as anticipated access to lease financing, will be adequate to meet our operating, investing, and financing needs for the foreseeable future, including the 12-month period following the issuance of our financial statements. However, in order to finance significant investments in our existing business, or significant business acquisitions, if any, that may arise in the future, we may need additional sources of cash that we could attempt to obtain through a combination of additional bank or subordinated financing, a private or public offering of debt or equity securities, or the issuance of common stock. There can be no assurance that these types of financing would be available at all or, if so, on terms that are acceptable to us.

Cash Flows

Summarized cash flow information for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 is as follows:

				Change
	January 3, 2026	December 28, 2024	December 30, 2023	2024 to 2025	2023 to 2024
	$	$	$	$	$
Net cash flows provided by (used in):
Continuing operations:
Operating activities	49,661	52,339	3,575	(2,678)	48,764
Investing activities	(29,564)	(24,980)	(46,519)	(4,584)	21,539
Financing activities	(28,940)	(31,091)	(48,337)	2,151	17,246
Discontinued operations	-	3,990	99,356	(3,990)	(95,366)

Operating Activities of Continuing Operations

Cash provided by operating activities of continuing operations decreased $2.7 million from 2024 to 2025. The decrease in cash provided mainly reflected higher accounts receivable, due to lower utilization of customer SCF programs, partially offset by the impact of higher operating profitability, driven by revenue growth, together with the receipt of tax refund and insurance proceeds in 2025.

Cash provided by operating activities of continuing operations increased $48.8 million from 2023 to 2024. The increase in cash provided mainly an increase in cash flows from the Receivables Sales Program, together with increased operating profitability, driven by revenue growth.

Investing Activities of Continuing Operations

Cash used in investing activities of continuing operations increased $4.6 million from 2024 to 2025. The increase in cash used mainly reflected the non-recurring receipt of $6.3 million from the sale of the smoothie bowls product line in 2024.

Cash used in investing activities of continuing operations decreased $21.5 million from 2023 to 2024, which mainly reflected lower capital expenditures, together with the receipt of cash proceeds of $6.3 million from the sale of the smoothie bowls product line.

SUNOPTA INC.	33	January 3, 2026 Form 10-K

Financing Activities of Continuing Operations

Cash used in financing activities of continuing operations was $28.9 million and $31.1 million for 2025 and 2024, respectively, which mainly reflected the repayment of long-term debt.

Cash used in financing activities of continuing operations was $48.3 million for 2023, which reflected the repayment of approximately $78 million of debt following the divestiture of Frozen Fruit, together with reduced levels of new borrowings as capital projects, including the Midlothian, Texas, facility, were completed, partially offset by net proceeds from the issuance of notes payable.

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

Income Taxes

Deferred tax assets and liabilities are recognized for future tax effects of temporary differences between financial statement and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. We record valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Our valuation allowances mainly relate to deferred tax assets for U.S. federal and state operating losses and Canadian federal capital losses. Changes in valuation allowances from period to period are included in our income tax provision in the period of change. In determining whether a valuation allowance is required, we consider many factors, including the specific tax jurisdiction, both historical and projected future earnings of our business, loss carryback and carryforward periods, and tax planning strategies. Many of the judgments made in recording valuation allowances involve assumptions and estimates that are highly subjective and, due to changes in facts and circumstances, differences between actual future events and prior assumptions and estimates could result in adjustments to these valuation allowances.

Contingencies

We are subject to loss contingencies, including various legal and regulatory proceedings, and asserted and potential claims that arise in the ordinary course of business. Provisions for loss contingencies are recorded when we determine that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Potential insurance recoveries in connection with recognized loss contingencies are recognized in the period in which such recoveries are determined to be probable of realization. In establishing our estimates for loss contingencies and related recoveries, we consider past experience and input from external advisors and legal counsel. We re-evaluate our estimates for loss contingencies and related recoveries as additional information becomes available. Given the inherent uncertainties, the ultimate settlement of a contingent liability and/or related insurance receivable could differ from our estimates, which would impact our reported financial results. See note 18 of the Consolidated Financial Statements for disclosures related to recognized loss contingencies and related insurance recoveries.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in note 1 of the Consolidated Financial Statements.

SUNOPTA INC.	34	January 3, 2026 Form 10-K

Non-GAAP Measures

Adjusted Gross Margin

Gross margin is a measure of gross profit (equal to revenues less cost of goods sold) as a percentage of revenues. We use a measure of adjusted gross margin that excludes unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We use the measure of adjusted gross margin to evaluate the underlying profitability of our revenue-generating activities within each reporting period. We believe that disclosing this non-GAAP measure provides users with a meaningful, consistent comparison of our profitability measure for the periods presented. However, the non-GAAP measure of adjusted gross margin should not be considered in isolation or as a substitute for gross margin calculated based on revenues and gross profit determined in accordance with U.S. GAAP. The following tables present a reconciliation of adjusted gross margin from reported gross margin calculated in accordance with U.S. GAAP.

	Year Ended January 3, 2026
	Revenues	Cost of Goods Sold	Gross Profit	Gross Margin
	$	$	$	%
As reported	817,715	701,768	115,947	14.2%
Adjustments:
Wastewater haul-off charges(a)	-	(3,226)	3,226	0.4%
Exit from aseptic totes(b)	-	(2,024)	2,024	0.2%
As adjusted	817,715	696,518	121,197	14.8%

	Year Ended December 28, 2024
	Revenues	Cost of Goods Sold	Gross Profit	Gross Margin
	$	$	$	%
As reported	723,728	627,424	96,304	13.3%
Adjustments:
Wastewater haul-off charges(a)	-	(4,361)	4,361	0.6%
Start-up costs(c)	1,727	(14,608)	16,335	2.3%
Product withdrawal costs(d)	-	(2,145)	2,145	0.3%
As adjusted	725,455	606,310	119,145	16.4%

	Year Ended December 30, 2023
	Revenues	Cost of Goods Sold	Gross Profit	Gross Margin
	$	$	$	%
As reported	626,730	540,730	86,000	13.7%
Adjustment:
Start-up costs(c)	1,728	(16,997)	18,725	3.0%
Product withdrawal costs(d)	-	(3,440)	3,440	0.5%
As adjusted	628,458	520,293	108,165	17.2%

Note: percentages may not add due to rounding

Adjusted Earnings

When assessing our financial performance, we use an internal measure of adjusted earnings that excludes specific items recognized in other income or expense, and other unusual items that are identified and evaluated on an individual basis, which due to their nature or size, we would not expect to occur as part of our normal business on a regular basis. We believe that the identification of these excluded items enhances the analysis of the financial performance of our business when comparing those operating results between periods, as we do not consider these items to be reflective of normal business operations. The following table presents a reconciliation of adjusted earnings from continuing operations from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

SUNOPTA INC.	35	January 3, 2026 Form 10-K

	Year Ended
	January 3, 2026		December 28, 2024		December 30, 2023
		Per Share		Per Share		Per Share
	$	$	$	$	$	$
Earnings (loss) from continuing operations	15,768		(11,474)		(25,181)
Dividends and accretion on preferred stock	(175)		(539)		(1,981)
Earnings (loss) from continuing operations attributable to common shareholders	15,593	0.13	(12,013)	(0.10)	(27,162)	(0.24)
Adjusted for:
Wastewater haul-off charges(a)	3,226		4,361		-
Exit from aseptic totes(b)	2,079		-		-
Start-up costs(c)	-		19,149		20,249
Product withdrawal costs(d)	-		2,145		3,440
Asset impairment charges(e)	3,151		-		-
Business development costs(f)	379		-		2,390
Unrealized foreign exchange loss (gain) on restricted cash(g)	(681)		1,607		-
Gain on sale of smoothie bowls product line(h)	-		(1,800)		-
Loss on extinguishment of debt(i)	-		-		1,584
Severance costs(j)	-		-		897
Other(k)	152		(33)		471
Change in valuation allowance for deferred tax assets(l)	-		-		3,978
Adjusted earnings from continuing operations	23,899	0.19	13,416	0.11	5,847	0.05

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
SUNOPTA INC.	36	January 3, 2026 Form 10-K

Because of these limitations, adjusted EBITDA should not be considered as a measure of discretionary cash available to us to invest in the growth of our business.

The following table presents a reconciliation of adjusted EBITDA from continuing operations from earnings (loss) from continuing operations, which we consider to be the most directly comparable U.S. GAAP financial measure.

	Year Ended
	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$
Earnings (loss) from continuing operations	15,768	(11,474)	(25,181)
Interest expense, net	21,078	24,908	26,909
Loss on sale of receivables*	2,149	686	-
Income tax expense	691	1,470	3,269
Depreciation and amortization	39,534	36,497	31,039
Stock-based compensation	7,381	11,190	12,432
Adjusted for:
Wastewater haul-off charges(a)	3,226	4,361	-
Exit from aseptic totes(b)	2,079	-	-
Start-up costs(c)	-	19,149	20,249
Product withdrawal costs(d)	-	2,145	3,440
Asset impairment charges(e)	3,151	-	-
Business development costs(f)	379	-	2,390
Unrealized foreign exchange loss (gain) on restricted cash(g)	(681)	1,607	-
Gain on sale of smoothie bowls product line(h)	-	(1,800)	-
Severance costs(j)	-	-	897
Other(k)	152	(33)	471
Adjusted EBITDA from continuing operations	94,907	88,706	75,915

* Included in other non-operating expense.

Footnotes

(a) Reflects third-party haul-off charges for excess wastewater produced at our Midlothian, Texas, facility, due to temporary volume constraints within our current treatment system. These charges are recorded in cost of goods sold.

(b) Reflects costs related to the exit from the packaging of aseptic totes within our Ingredients product portfolio. Costs incurred reflect inventory write-offs of $2.0 million recorded in cost of goods sold, and employee severance costs of $0.1 million recorded in cost of goods sold and selling, general and administrative ("SG&A") expenses.

(c) For 2024 and 2023, reflects start-up costs recorded as either a reduction to revenues or an increase to cost of goods sold that were related to the scale-up of production at our Midlothian, Texas, facility. Additionally, for 2024 and 2023, start-up costs included $2.8 million and $1.5 million, respectively, of consultancy fees related to operational productivity initiatives, which are recorded in SG&A expenses.

(d) For 2024, reflects certain direct costs, net of expected insurance recoveries, related to the voluntary withdrawals from customers in the second quarter of 2024 of certain batches of aseptically packaged products. For 2023, reflects direct costs, net of insurance recoveries, related to the withdrawal from customers of specific batches of aseptically-packaged product due to a faulty seal caused by an equipment misconfiguration by a third-party service provider. These costs are recorded in cost of goods sold.

(e) Reflects non-cash impairment charges related to the decommissioned tote filling equipment and the early retirement of certain non-production assets, which are recorded in other expense.

SUNOPTA INC.	37	January 3, 2026 Form 10-K

(f) For 2025, reflects third-party costs incurred in connection with our consideration of potential strategic opportunities, including the Arrangement. For 2023, business development costs were related to the divestiture of Frozen Fruit. These costs are recorded in SG&A expenses.

(g) Reflects an unrealized foreign exchange (gain) or loss associated with peso-denominated restricted cash formerly held in Mexico.

(h) Reflects the pre-tax gain on sale of the smoothie bowls product line in 2024, which is recorded in other income.

(i)  Reflects the loss on the extinguishment of debt in connection with the refinancing of our credit agreement in 2023, which is recorded in interest expense, net.

(j)  Reflects employee severance costs recognized in connection with the consolidation of our continuing operations following the divestiture of Frozen Fruit, which are recorded in SG&A expenses.

(k) For 2025, Other mainly reflects net losses on legal settlements, partially offset by a gain on sale of property, plant and equipment. For 2024, Other reflects a gain on sale of a former warehouse facility and legal settlement gains, partially offset by accrued demolition costs related to a former facility, which was abandoned in 2018. For 2023, Other includes a foreign exchange hedge loss in connection with the divestiture of Frozen Fruit and reserves for legal settlements. These other amounts are recorded in other expense or income.

(l)  Reflects an increase to the valuation allowance for U.S. deferred tax assets based on an assessment of the future realizability of the related tax benefits.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate risk

Variable and fixed rate borrowings carry different types of interest rate risk. Variable rate debt gives less predictability to earnings and cash flows as interest rates change, while the fair value of fixed rate debt is affected by changes in interest rates. As at January 3, 2026, we had approximately $207 million of variable rate debt, mainly comprised of our Credit Facilities, and approximately $44 million principal amount of fixed rate debt, comprised of finance lease obligations. A one percent, or 100 basis-point, change in interest rates would have a pre-tax effect of approximately $2.1 million on our results of operations and cash flows, based on current outstanding borrowings of variable rate debt, and the fair value of the fixed-rate finance lease liabilities would increase or decrease by approximately $0.7 million.

Foreign currency risk

Our operations, assets and customers are principally located in the U.S. All of our U.S. subsidiaries use the U.S. dollar as their functional currency, and the U.S. dollar is also our reporting currency. In addition, the functional and reporting currencies of our Canadian operations are the U.S. dollar. Our U.S. and Canadian operations also have limited exposure to foreign currency transactions since sales and purchases are predominately made in U.S. dollars. As a result, a 10% change in foreign exchange rates would not have a material impact on our consolidated financial position, results of operations, or cash flows.

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

SUNOPTA INC.	38	January 3, 2026 Form 10-K

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act) as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 3, 2026.

SUNOPTA INC.	39	January 3, 2026 Form 10-K

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of January 3, 2026, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013). Based on the evaluation performed, management concluded that our internal control over financial reporting was effective as of January 3, 2026 based on those criteria.

Our internal control over financial reporting as of January 3, 2026 has been audited by Ernst & Young LLP, Independent Registered Public Accounting Firm, as stated in its report which contains an unqualified opinion on the effectiveness of our internal control over financial reporting. This report appears herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 3, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SUNOPTA INC.	40	January 3, 2026 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on Internal Control Over Financial Reporting

We have audited SunOpta Inc.'s internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway (2013 framework) (the COSO criteria). In our opinion, SunOpta Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive earnings (loss), shareholders' equity and cash flows for each of the three years in the period ended January 3, 2026 and the related notes and our report dated March 4, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Minneapolis, Minnesota

March 4, 2026

SUNOPTA INC.	41	January 3, 2026 Form 10-K

Item 9B. Other Information

Insider Trading Arrangements

During the quarter ended January 3, 2026, none of our directors or officers adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item will either be (i) incorporated herein by reference to our Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission not later than 120 days after January 3, 2026 (the "2026 Proxy Statement") or (ii) included in an amendment to this Form 10-K.

Item 11. Executive Compensation

The information required under this item will either be (i) incorporated herein by reference to the 2026 Proxy Statement or (ii) included in an amendment to this Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information as at January 3, 2026, with respect to our common shares that may be issued under the Company's equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by securities holders:
Stock Incentive Plan	3,275,859 (1)	$5.36(3)	1,895,341
Employee Stock Purchase Plan	-	-	255,941
Equity compensation plans not approved by securities holders	592,414 (2)	$5.54(3)	-
Total	3,868,273	$5.39(3)	2,151,282

(1) Represents common shares of the Company issuable in respect of 1,079,612 stock options, 854,188 restricted stock units ("RSUs") and 1,342,059 performance share units ("PSUs") granted under the Company's Stock Incentive Plan.

(2) Represents common shares of the Company issuable in respect of a special grant of 230,804 stock options, 72,802 RSUs and 288,808 PSUs in connection with the appointment of Brian Kocher as Chief Executive Officer of the Company on January 2, 2024.

(3) Vested RSUs and PSUs entitle the holder to receive one common share per unit without payment of additional consideration. Accordingly, these units are disregarded for purposes of computing the weighted-average exercise price.

SUNOPTA INC.	42	January 3, 2026 Form 10-K

The information related to the security ownership of certain beneficial owners and management required under this item will either be (i) incorporated herein by reference to the 2026 Proxy Statement or (ii) included in an amendment to this Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under this item will either be (i) incorporated herein by reference to the 2026 Proxy Statement or (ii) included in an amendment to this Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required under this item will either be (i) incorporated herein by reference to the 2026 Proxy Statement or (ii) included in an amendment to this Form 10-K.

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

3. Exhibits. The list of exhibits in the Exhibit Index included in this annual report is incorporated herein by reference.

EXHIBIT INDEX

Exhibits	Description

2.1	Arrangement Agreement, dated as of February 6, 2026, by and among Pegasus Bidco B.V., 2786694 Alberta Ltd. and SunOpta Inc. (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K filed on February 6, 2026).

2.2	Asset Purchase Agreement, dated as of October 12, 2023, among SunOpta Inc., Sunrise Growers Mexico, S. de R.L. de C.V., SunOpta Mx, S.A. de C.V., Sunrise Growers, Inc., Nature's Touch Frozen Fruits, LLC and Natures Touch Mexico, S. de R.L. de C.V. (incorporated by reference to Exhibit 2.1 the Company's Current Report on Form 8-K filed on October 17, 2023).

3.1	Amalgamation of Stake Technology Ltd. and 3754481 Canada Ltd. (formerly George F. Pettinos (Canada) Limited) (incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000).

3.2	Certificate of Amendment, dated October 31, 2003, to change the Company's name from Stake Technology Ltd. to SunOpta Inc. (incorporated by reference to Exhibit 3i(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.3	Articles of Amalgamation of SunOpta Inc. and Sunrich Valley Inc., Integrated Drying Systems Inc., Kettle Valley Dried Fruits Ltd., Pro Organics Marketing Inc., Pro Organics Marketing (East) Inc., 4157648 Canada Inc. and 4198000 Canada Ltd., dated January 1, 2004 (incorporated by reference to Exhibit 3i(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).

3.4	Articles of Amalgamation of SunOpta Inc. and 6319734 Canada Inc., 4157656 Canada Inc. and Kofman-Barenholtz Foods Limited, dated January 1, 2005 (incorporated by reference to Exhibit 3i(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

SUNOPTA INC.	43	January 3, 2026 Form 10-K

Exhibits	Description

3.5	Articles of Amalgamation of SunOpta Inc. and 4307623 Canada Inc., dated January 1, 2006 (incorporated by reference to Exhibit 3i(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 2005).

3.6	Articles of Amalgamation of SunOpta Inc., 4208862 SunOpta Food Ingredients Canada Ltd., 4406150 Canada Inc. and 4406168 Canada Inc., dated January 1, 2007 (incorporated by reference to Exhibit 3i(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.7	Articles of Amalgamation of SunOpta Inc. and 4460596 Canada Inc., dated January 1, 2008 (incorporated by reference to Exhibit 3i(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

3.8	Certificate of Amendment, dated July 10, 2013, to authorize the directors to fix the number of directors to be elected by the shareholders and to appoint one or more directors (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-3 filed on July 3, 2014).

3.9	By-Law Number 15 of SunOpta Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).

4.1	Form of Certificate representing Common Shares, no par value (incorporated by reference to Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed on September 2, 2011).

4.2	Shareholder Rights Plan Agreement, dated November 10, 2015, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on November 13, 2015).

4.3	Amended and Restated Shareholder Rights Plan Agreement, dated November 10, 2015, amended and restated as of April 18, 2016, between SunOpta Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 20, 2016).

4.4	Second Amended and Restated Certificate of Incorporation of SunOpta Foods Inc., setting forth the terms of its Series B Preferred Stock, which is exchangeable for Common Shares of SunOpta Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 28, 2020).

4.5	Articles of Amendment of SunOpta Inc., setting forth the terms of its Special Shares, Series 2 (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

4.6	Amended and Restated By-Law No. 14 of SunOpta Inc. dated May 24, 2023 (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2023).

4.7	Description of Registrant's Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.7 to the Company's Annual Report on Form 10-K for the year ended December 30, 2023).

4.8	Third Amended and Restated Certificate of Incorporation of SunOpta Foods, Inc. (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 18, 2024).

10.1	Stock Deferral Plan for Non-Employee Directors dated August 12, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 13, 2014).
SUNOPTA INC.	44	January 3, 2026 Form 10-K

Exhibits	Description

10.2†	Employment Agreement, dated March 13, 2017, by and between SunOpta Inc. and Robert Duchscher (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2017).

10.3	Subscription Agreement, dated April 15, 2020, between SunOpta Inc., SunOpta Foods Inc., Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., Engaged Capital, LLC, Engaged Capital Flagship Master Fund, LP and Engaged Capital Co-Invest IV-A, LP. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 20, 2020).

10.4	Exchange and Support Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., Engaged Capital Flagship Master Fund, LP, Engaged Capital, LLC and Engaged Capital Co-Invest IV-A, LP, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any person that becomes a Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.5	Voting Trust Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc., the trustee named therein, Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. and any other Holder of Preferred Stock, from time to time (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.6	Amended and Restated Investor Rights Agreement, dated April 24, 2020, between SunOpta Inc., SunOpta Foods Inc. and Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on April 28, 2020).

10.7†*	Employment Agreement, effective June 1, 2022, between SunOpta Inc. and Bryan Clark.

10.8†	Amended 2013 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 14, 2023).

10.9†	Executive Employment Agreement made as of October 11, 2023 between Greg Gaba and SunOpta Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 17, 2023).

10.10†	Executive Employment Agreement made as of December 1, 2023 between Brian W. Kocher and SunOpta Inc. (incorporated by reference to Exhibit 10.2 the Company's Current Report on Form 8-K filed on December 7, 2023).

10.11	Credit Agreement, dated as of December 8, 2023, among SunOpta Inc., the other guarantors party thereto, the lenders party thereto, Bank of America, N.A., as Administrative Agent, as an Issuing Bank, as the Swingline Lender and as Collateral Agent (incorporated by reference to the Company's Current Report on Form 8-K filed on December 14, 2023).

10.12	Amending Agreement between Oaktree Organics, L.P., Oaktree Huntington Investment Fund II, L.P., OCM SunOpta Trustee LLC, SunOpta Inc. and SunOpta Foods Inc., dated as of April 17, 2024 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 18, 2024).

10.13†	Performance Unit Award Agreement, entered into as of January 2, 2024, between SunOpta Inc. and Brian W. Kocher (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.14†	Stock Option Award Agreement, entered into as of January 2, 2024, between SunOpta Inc. and Brian W. Kocher (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).
SUNOPTA INC.	45	January 3, 2026 Form 10-K

Exhibits	Description

10.15†	Restricted Stock Unit Award Agreement, entered into as of January 2, 2024, between SunOpta Inc. and Brian W. Kocher (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.16†	Employment Agreement, effective February 26, 2024, between SunOpta Inc. and Justin Kobler (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.17†	Restricted Stock Unit Award Agreement, entered into as of March 13, 2024, between SunOpta Inc. and Brian W. Kocher (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.18†	Employment Agreement, effective March 25, 2024, between SunOpta Inc. and Lauren McNamara (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q filed on May 8, 2024).

10.19†	Employment Agreement, effective March 31, 2025, between SunOpta Inc. and Chris McCullough (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2025).

10.20†	Employee Stock Purchase Plan amended March 28, 2025 (incorporated by reference to Exhibit A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 11, 2025).

10.21†	Employment Agreement, effective May 5, 2025, between SunOpta Inc. and Jennifer Caro (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2025).

10.22†	Employment Agreement, effective June 16, 2025, between SunOpta Inc. and Danielle Duzan (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on August 6, 2025).

10.23†*	SunOpta Inc. 2025 Short Term Incentive Plan.

10.24†*	SunOpta Inc. 2025 Long Term Incentive Plan.

10.25†*	2025 Performance Share Unit Award Agreement.

10.26†*	2025 Restricted Stock Unit Award Agreement.

10.27†*	2025 Incentive Stock Option Award Agreement.

10.28	Form of Oaktree Voting and Support Agreement (incorporated by reference to Exhibit 10.1 the Company's Current Report on Form 8-K filed on February 6, 2026).

10.29	Form of Voting and Support Agreement with directors and officers (non-Oaktree designees) (incorporated by reference to Exhibit 10.2 the Company's Current Report on Form 8-K filed on February 6, 2026).

10.30	Form of Voting and Support Agreement with directors (Oaktree designees) (incorporated by reference to Exhibit 10.3 the Company's Current Report on Form 8-K filed on February 6, 2026).

10.31†	SunOpta Foods Inc. Amended and Restated Severance Pay Plan (incorporated by reference to Exhibit 10.4 the Company's Current Report on Form 8-K filed on February 6, 2026).

19*	Insider Trading Policy
SUNOPTA INC.	46	January 3, 2026 Form 10-K

Exhibits	Description

21*	List of subsidiaries.

23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1*	Certification by Brian Kocher, Chief Executive Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2*	Certification by Greg Gaba, Chief Financial Officer, pursuant to Rule 13a - 14(a) under the Securities Exchange Act of 1934, as amended.

32*	Certifications by Brian Kocher, Chief Executive Officer, and Greg Gaba, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.

97	SunOpta Inc. Clawback Policy (incorporated by reference to Exhibit 97 to the Company's Annual Report on Form 10-K for the year ended December 30, 2023).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†  Indicates management contract or compensatory plan or arrangement.

* Filed herewith.

SUNOPTA INC.	47	January 3, 2026 Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNOPTA INC.

/s/ Greg Gaba
Greg Gaba
Chief Financial Officer

Date: March 4, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Brian Kocher Brian Kocher	Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2026
/s/ Greg Gaba Greg Gaba	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2026
/s/ Leslie Starr Leslie Starr	Chair of the Board and Director	March 4, 2026
/s/ Albert Bolles Albert Bolles	Director	March 4, 2026
/s/ Rebecca Fisher Rebecca Fisher	Director	March 4, 2026
/s/ Dean Hollis Dean Hollis	Director	March 4, 2026
/s/ David Lemmon David Lemmon	Director	March 4, 2026
/s/ Diego Reynoso Diego Reynoso	Director	March 4, 2026
/s/ Mahes Wickramasinghe Mahes Wickramasinghe	Director	March 4, 2026

Item 16. Form 10-K Summary

The Company has chosen not to include an optional summary of the information required by this Form 10-K. For a reference to information in the Form 10-K, investors should refer to the Table of Contents to this Form 10-K.

SUNOPTA INC.	48	January 3, 2026 Form 10-K

SunOpta Inc.

SUNOPTA INC.	-F1-	January 3, 2026 Form 10-K

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of SunOpta Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SunOpta Inc. (the Company) as of January 3, 2026 and December 28, 2024, the related consolidated statements of operations, comprehensive earnings (loss,) shareholders' equity and cash flows for each of the three years in the period ended January 3, 2026, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2026 and December 28, 2024, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2026 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 4, 2026 expressed an unqualified opinion thereon.

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

SUNOPTA INC.	-F2-	January 3, 2026 Form 10-K

Revenue recognition under bill-and-hold arrangements

Description of the Matter	As discussed in Note 1 to the consolidated financial statements, the Company enters into bill-and-hold arrangements. Under bill-and-hold arrangements, the Company bills a customer for products to be delivered at a later date, control typically transfers when the product is ready for physical transfer to the customer, and the Company has a present right to payment. Total revenues was $817.7 million for the year ended January 3, 2026, a portion of which was for bill-and-hold arrangements.

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

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2021.

Minneapolis, Minnesota

March 4, 2026

SUNOPTA INC.	-F3-	January 3, 2026 Form 10-K

SunOpta Inc.
Consolidated Statements of Operations
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023
(All dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$

Revenues (note 19)	817,715	723,728	626,730
Cost of goods sold	701,768	627,424	540,730

Gross profit	115,947	96,304	86,000
Selling, general and administrative expenses	70,988	79,406	78,654
Intangible asset amortization (note 8)	2,024	1,784	1,784
Other expense (income), net	3,303	(1,833)	455
Foreign exchange loss (gain)	(54)	1,357	110

Operating income	39,686	15,590	4,997
Interest expense, net (note 19)	21,078	24,908	26,909
Other non-operating expense (note 3)	2,149	686	-

Earnings (loss) from continuing operations before income taxes	16,459	(10,004)	(21,912)
Income tax expense (note 15)	691	1,470	3,269

Earnings (loss) from continuing operations	15,768	(11,474)	(25,181)
Net loss from discontinued operations (note 2)	-	(5,919)	(153,608)

Net earnings (loss)	15,768	(17,393)	(178,789)
Dividends and accretion on preferred stock (note 12)	(175)	(539)	(1,981)

Earnings (loss) attributable to common shareholders	15,593	(17,932)	(180,770)

Basic and diluted earnings (loss) per share (note 16)
Earnings (loss) from continuing operations	0.13	(0.10)	(0.24)
Loss from discontinued operations	-	(0.05)	(1.34)
Earnings (loss) attributable to common shareholders	0.13	(0.15)	(1.58)

Weighted-average common shares outstanding (000s) (note 16)
Basic	117,965	116,617	114,226
Diluted	124,779	116,617	114,226

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F4-	January 3, 2026 Form 10-K

SunOpta Inc.
Consolidated Statements of Comprehensive Earnings (Loss)
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023
(All dollar amounts expressed in thousands of U.S. dollars)

	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$

Earnings (loss) from continuing operations	15,768	(11,474)	(25,181)
Net loss from discontinued operations	-	(5,919)	(153,608)

Net earnings (loss)	15,768	(17,393)	(178,789)

Other comprehensive loss
Reclassification of accumulated currency translation adjustment of discontinued operations	-	-	(646)
Other comprehensive loss	-	-	(646)
Comprehensive earnings (loss)	15,768	(17,393)	(179,435)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F5-	January 3, 2026 Form 10-K

SunOpta Inc.
Consolidated Balance Sheets
As at January 3, 2026 and December 28, 2024
(All dollar amounts expressed in thousands of U.S. dollars)

	January 3, 2026	December 28, 2024
	$	$

ASSETS
Current assets
Cash and cash equivalents	169	1,552
Accounts receivable, net of allowances for credit losses of $93 and $134, respectively (note 3)	75,596	46,314
Inventories (note 4)	106,971	92,798
Notes receivable, net of allowance for credit losses of $0 (note 2)	25,123	-
Prepaid expenses and other current assets	10,988	14,680
Income taxes recoverable	906	4,114
Total current assets	219,753	159,458

Restricted cash (note 5)	-	7,460
Property, plant and equipment, net (note 6)	333,752	343,618
Operating lease right-of-use assets (note 7)	111,196	105,692
Intangible assets, net (note 8)	20,989	20,077
Goodwill	3,998	3,998
Other long-term assets	4,971	28,224

Total assets	694,659	668,527

LIABILITIES
Current liabilities
Accounts payable	118,422	93,362
Accrued liabilities (note 9)	16,343	17,876
Income taxes payable	-	638
Notes payable (note 10)	-	11,110
Current portion of long-term debt (note 11)	33,198	29,393
Current portion of operating lease liabilities (note 7)	18,282	17,055
Total current liabilities	186,245	169,434

Long-term accounts payable	1,475	-
Long-term debt (note 11)	217,521	235,798
Operating lease liabilities (note 7)	103,150	99,328
Deferred income taxes (note 15)	248	325
Total liabilities	508,639	504,885

Series B-1 preferred stock (note 12)	15,223	15,048

SHAREHOLDERS' EQUITY
Common shares, no par value, unlimited shares authorized,
118,251,809 shares issued (December 28, 2024 - 117,102,745)	478,954	471,792
Additional paid-in capital	30,555	30,775
Accumulated deficit	(340,721)	(355,982)
Accumulated other comprehensive income	2,009	2,009
Total shareholders' equity	170,797	148,594

Total liabilities and shareholders' equity	694,659	668,527

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F6-	January 3, 2026 Form 10-K

SunOpta Inc.
Consolidated Statements of Shareholders' Equity
As at and for the years ended January 3, 2026, December 28, 2024 and December 30, 2023
(All dollar amounts expressed in thousands of U.S. dollars)

	Common shares		Additional paid-in capital	Accumulated deficit	Accumulated other com- prehensive income	Total
	000s	$	$	$	$	$

Balance at December 31, 2022	107,910	440,348	33,184	(157,280)	1,363	317,615
Exchange of Series B preferred stock, net of share issuance costs of $191	6,089	13,915	-	-	-	13,915
Employee stock purchase plan	121	583	-	-	-	583
Stock incentive plan	1,833	9,323	(8,024)	-	-	1,299
Withholding taxes on stock-based awards	-	-	(9,404)	-	-	(9,404)
Stock-based compensation	-	-	12,432	-	-	12,432
Net loss	-	-	-	(178,789)	-	(178,789)
Dividends on preferred stock	-	-	-	(1,428)	-	(1,428)
Accretion on preferred stock	-	-	-	(553)	-	(553)
Disposition of discontinued operations	-	-	-	-	646	646

Balance at December 30, 2023	115,953	464,169	28,188	(338,050)	2,009	156,316
Employee stock purchase plan	84	449	-	-	-	449
Stock incentive plan	1,066	7,174	(5,688)	-	-	1,486
Withholding taxes on stock-based awards	-	-	(2,915)	-	-	(2,915)
Stock-based compensation	-	-	11,190	-	-	11,190
Net loss	-	-	-	(17,393)	-	(17,393)
Accretion on preferred stock	-	-	-	(539)	-	(539)

Balance at December 28, 2024	117,103	471,792	30,775	(355,982)	2,009	148,594
Repurchase of common shares (note 13)	(163)	(659)	-	(332)	-	(991)
Employee stock purchase plan	85	498	-	-	-	498
Stock incentive plan	1,227	7,323	(5,470)	-	-	1,853
Withholding taxes on stock-based awards	-	-	(2,131)	-	-	(2,131)
Stock-based compensation (note 14)	-	-	7,381	-	-	7,381
Net earnings	-	-	-	15,768	-	15,768
Accretion on preferred stock	-	-	-	(175)	-	(175)

Balance at January 3, 2026	118,252	478,954	30,555	(340,721)	2,009	170,797

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F7-	January 3, 2026 Form 10-K

SunOpta Inc.
Consolidated Statements of Cash Flows
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023
(All dollar amounts expressed in thousands of U.S. dollars)

	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$

CASH PROVIDED BY (USED IN)

Operating activities
Net earnings (loss)	15,768	(17,393)	(178,789)
Net loss from discontinued operations	-	(5,919)	(153,608)
Net earnings (loss) from continuing operations	15,768	(11,474)	(25,181)
Items not affecting cash:
Depreciation and amortization (note 19)	39,534	36,497	31,039
Amortization of debt issuance costs (note 19)	1,128	914	1,398
Deferred income taxes (note 15)	(77)	(180)	3,978
Stock-based compensation (note 14)	7,381	11,190	12,432
Impairment of property, plant and equipment	3,151	-	-
Gain on sale of property, plant and equipment	(244)	(244)	-
Gain on sale of smoothie bowls product line	-	(1,800)	-
Loss on extinguishment of debt	-	-	1,584
Other	(395)	(275)	707
Changes in operating assets and liabilities, net of divestitures (note 17)	(16,585)	17,711	(22,382)
Net cash provided by operating activities of continuing operations	49,661	52,339	3,575
Net cash provided by (used in) operating activities of discontinued operations	-	(2,310)	11,269

Net cash provided by operating activities	49,661	50,029	14,844

Investing activities
Additions to property, plant and equipment	(28,429)	(31,928)	(46,125)
Proceeds from sale of property, plant and equipment	1,284	612	-
Additions to intangible assets	(2,419)	-	-
Proceeds from sale of smoothie bowls product line	-	6,336	-
Cash settlement of foreign currency forward contract	-	-	(394)
Net cash used in investing activities of continuing operations	(29,564)	(24,980)	(46,519)
Net cash provided by investing activities of discontinued operations	-	6,300	90,551

Net cash provided by (used in) investing activities	(29,564)	(18,680)	44,032

Financing activities
Proceeds from notes payable	125,058	129,662	102,043
Repayment of notes payable	(136,168)	(136,148)	(84,447)
Net increase (decrease) in borrowings under revolving credit facilities	10,991	2,187	(15,863)
Borrowings of short-term and long-term debt	23,485	1,446	199,855
Repayment of short-term and long-term debt	(51,535)	(26,953)	(95,303)
Proceeds from the exercise of stock options and employee share purchases	2,351	1,935	1,882
Payment of withholding taxes on stock-based awards	(2,131)	(2,915)	(9,404)
Repurchase of common shares (note 13)	(991)	-	-
Payment of cash dividends on preferred stock	-	(305)	(1,732)
Repayment of asset-based credit facilities	-	-	(141,880)
Payment of debt issuance costs	-	-	(3,297)
Payment of common share issuance costs	-	-	(191)
Net cash used in financing activities of continuing operations	(28,940)	(31,091)	(48,337)
Net cash used in financing activities of discontinued operations	-	-	(2,464)

Net cash used in financing activities	(28,940)	(31,091)	(50,801)

Increase (decrease) in cash, cash equivalents and restricted cash in the period	(8,843)	258	8,075

Cash, cash equivalents and restricted cash, beginning of the year	9,012	8,754	679

Cash, cash equivalents and restricted cash, end of the year	169	9,012	8,754

Non-cash investing and financing activities (notes 7 and 17)

(See accompanying notes to consolidated financial statements)

SUNOPTA INC.	-F8-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements
For the years ended January 3, 2026, December 28, 2024 and December 30, 2023
(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

1. Significant Accounting Policies

Basis of Presentation

These consolidated financial statements include the accounts of SunOpta Inc. and those of its wholly-owned subsidiaries (collectively, the "Company") and have been prepared by the Company in United States ("U.S.") dollars and in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). All intercompany accounts and transactions have been eliminated on consolidation.

Fiscal Year

The fiscal year of the Company consists of a 52- or 53-week period ending on the Saturday closest to December 31. Fiscal year 2025 was a 53-week period ending on January 3, 2026, and fiscal years 2024 and 2023 were each 52-week periods ending on December 28, 2024 and December 30, 2023, respectively. Fiscal year 2026 will be a 52-week period ending on January 2, 2027, with quarterly periods ending on April 4, 2026, July 4, 2026, and October 3, 2026.

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
SUNOPTA INC.	-F9-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Restricted Cash

Restricted cash consists of cash that is legally restricted as to withdrawal or usage.

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for credit losses is an estimate of the amount of probable losses in existing accounts receivable. The Company routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. The Company closely monitors receivable balances and estimates an allowance for credit losses based on historical collection experience, and account aging analysis and trends, and evaluates the adequacy of the allowance each reporting period, considering individual customer account reviews, write-offs recorded in the period, sales forecasts and trends, and current and expected economic and customer-specific conditions. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. As at January 3, 2026, two long-term customers represented approximately 34% and 18%, respectively, of the Company's consolidated accounts receivable balance. The Company does not believe it is exposed to any significant credit risks with respect to these customers.

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

Leases

At the lease commencement date, the Company recognizes a right-of-use lease asset for an amount equal to the lease liability, less any lease incentives. The lease liability is determined based on the present value of future lease payments over the lease term. The lease term includes the noncancellable term of the lease, together with periods covered by options to extend the lease that the Company is reasonably certain to exercise. The discount rate used to determine the present value of the future lease payments is the implicit rate in the lease if readily determinable. When that rate is not readily determinable, the Company applies its incremental borrowing rate, which its estimated using relevant interest rate yield curves and credit spreads derived from available market data. The Company excludes non-lease components in determining the future lease payments.

Intangible Assets

The Company's finite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives, which are 15 years for brand names, 20 years for customer relationships, and nine years for other intangible assets.
SUNOPTA INC.	-F10-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

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

Goodwill

Goodwill represents the excess in a business combination of the purchase price over the estimated fair value of the identifiable net assets acquired. Goodwill is not amortized but is instead tested for impairment at the reporting unit level at least annually, or whenever events or circumstances change between the annual impairment tests that would indicate the carrying amount of goodwill may be impaired. The Company performs its annual test for goodwill impairment in the fourth quarter of each fiscal year. The Company can elect to qualitatively assess goodwill for impairment if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company elects to quantitatively assess goodwill, or it is not more likely than not that the fair value of a reporting unit exceeds its carrying value, the Company estimates the fair value of each of its reporting units using an income approach (discounted cash flow method). Goodwill impairment charges are recognized based on the excess of a reporting unit's carrying amount over its fair value. Based on its qualitative assessment, the Company determined that goodwill was not impaired as at January 3, 2026. Prior to fiscal 2019, the Company recognized accumulated goodwill impairment losses of $213.8 million.

Debt Issuance Costs

Costs incurred in connection with obtaining debt financing are deferred and amortized over the term of the financing arrangement. Costs incurred to secure revolving credit facilities are recorded in other long-term assets. All other debt issuance costs are recorded as a direct deduction from the related debt liability.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes whereby deferred tax assets are recognized for deductible temporary differences and carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. A temporary difference is the difference between the financial statement and tax basis of an asset or liability. Deferred tax assets and liabilities are computed based on enacted tax rates. The effect of changes in tax rates and laws is recognized in the period of enactment. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized. Income tax expense or benefit is the income taxes payable or recoverable for the year plus or minus the change in deferred tax assets and liabilities during the year. A tax benefit from an uncertain tax position is recognized if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position, or the statute of limitations concerning the uncertain tax position lapses. The Company classifies interest and penalties due to taxing authorities as income taxes.

Stock-Based Compensation

The Company measures stock-based awards granted to selected employees and directors at fair value as of the date of grant. Compensation expense is recognized on a straight-line basis over the vesting period of the entire stock-based award. Forfeitures of stock-based awards are recognized as they occur. Upon exercise, stock-based awards are settled through the issuance of common shares and are therefore treated as equity awards.

Revenue Recognition

The Company manufactures and sells food and beverage products to grocery retailers and club stores, foodservice operators, branded food companies, and food manufacturers. The Company recognizes revenue when performance obligations under the terms of a contract with a customer are satisfied, which is upon the transfer of control of the contracted goods. Except for goods sold under bill-and-hold arrangements, control is transferred when title and physical possession of the product transfers to the customer, which is at the point in time that product is shipped from the Company's facilities or delivered to a specified destination, depending on the terms of the contract, and the Company has a present right to payment. Under bill-and-hold arrangements, whereby the Company bills a customer for product to be delivered at a later date, control typically transfers when the product is ready for physical transfer to the customer, and the Company has a present right to payment.  The Company does not typically grant customers a general right of return for goods transferred but will generally accept returns of product for quality-related issues.

SUNOPTA INC.	-F11-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

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

Earnings Per Share

Basic earnings per share is computed by dividing earnings attributable to common shareholders by the weighted-average number of common shares outstanding during the year. Earnings attributable to common shareholders is computed by deducting dividends and accretion on convertible preferred stock from net earnings. The potential diluted effect of stock options and other stock-based awards is computed using the treasury stock method whereby the weighted-average number of common shares used in the basic earnings per share calculation is increased to include the number of additional common shares that would have been outstanding if the potential dilutive common shares had been issued at the beginning of the year. The potential dilutive effect of convertible preferred stock is computed using the if-converted method whereby dividends and accretion on the convertible preferred stock are added back to the numerator, and the common shares resulting from the assumed conversion of the convertible preferred stock are included in the denominator of the diluted earnings per share calculation.
SUNOPTA INC.	-F12-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

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

Recent Accounting Pronouncements

Adopted

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted the guidance in ASU 2023-09 on a prospective basis beginning in fiscal 2025 (see note 15). The adoption of ASU 2023-09 did not have any impact of the Company's results of operations, cash flows, or financial condition.

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

2. Discontinued Operations

Divestiture of Frozen Fruit

On October 12, 2023 (the "Closing Date"), the Company completed the sale of certain assets and liabilities of its frozen fruit business ("Frozen Fruit") to Natures Touch Mexico, S. de R.L. de C.V. and Nature's Touch Frozen Fruits, LLC (the "Purchasers") for an estimated aggregate purchase price that comprised (i) cash consideration of $95.3 million; (ii) a short-term note receivable of $10.5 million, which was paid in five consecutive monthly installments of $2.1 million beginning 30 days following the Closing Date; (iii) secured seller promissory notes with a stated principal amount of $20.0 million in the aggregate and due three years from the Closing Date (the "Seller Promissory Notes"); and (iv) the assumption by the Purchasers of $15.7 million of accounts payable and accrued liabilities of Frozen Fruit. The estimated aggregate purchase price was subject to post-closing adjustments based on a determination of the final net working capital as of the Closing Date. In 2024, the parties resolved certain disputed items in connection with the determination of the final net working capital, resulting in a net reduction in the aggregate purchase price in favor of the Purchasers of $5.1 million.

SUNOPTA INC.	-F13-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The Seller Promissory Notes bear interest at a rate per annum equal to the Secured Overnight Financing Rate ("SOFR"), determined quarterly in advance, plus a margin of 4.00% for the first year and 7.00% for the second and third years. Interest is payable quarterly in-kind. The Seller Promissory Notes mature on October 12, 2026, and outstanding principal and accrued and unpaid interest is payable on the maturity date. Upon initial recognition, the Company determined that the fair value of the Seller Promissory Notes approximated their stated principal amount and no premium or discount was recognized. On the consolidated balance sheet, the principal amount of the Seller Promissory Notes of $20.0 million, together with accumulated accrued and unpaid in-kind interest of $5.1 million and $2.5 million as at January 3, 2026 and December 28, 2024, respectively, is recorded as notes receivable in current assets as at January 3, 2026, and included in other long-term assets as at December 28, 2024. The Seller Promissory Notes are secured by a second-priority lien on certain assets of Frozen Fruit acquired by the Purchasers. As at January 3, 2026 and December 28, 2024, the Company had not recorded any allowance for credit losses related to the Seller Promissory Notes.

The table below presents the major components of the results of discontinued operations reported in the consolidated statement of operations for the years ended December 28, 2024 and December 30, 2023. There were no reported results of discontinued operations for the year ended January 3, 2026.

	December 28, 2024	December 30, 2023
	$	$
Revenues	-	200,029
Cost of goods sold	553	211,467
Selling, general and administrative expenses	621	8,683
Intangible asset amortization	-	6,000
Other expense (income), net	(378)	10,612
Foreign exchange loss	(101)	(3,333)
Interest expense, net	23	554
Earnings (loss) before loss on divestiture	(718)	(33,954)
Pre-tax loss on divestiture	(5,435)	(119,821)
Loss from discontinued operations before income taxes	(6,153)	(153,775)
Income tax benefit	(234)	(167)
Net loss from discontinued operations	(5,919)	(153,608)

3. Receivables Sales Program

On August 28, 2024, the Company entered into a Master Receivables Purchase Agreement, as amended on February 11, 2025 and November 12, 2025 (the "Agreement"), with a third-party financial institution (the "Purchaser"), for the sale of designated trade receivables of certain eligible customers in exchange for cash proceeds (the "Receivables Sales Program"). Under the Receivables Sales Program, the maximum aggregate amount of outstanding receivables that can be sold to the Purchaser at any time is $52.0 million. The Agreement may be terminated by the Purchaser at any time with 30 days' notice.

The receivables sold under the Receivables Sales Program are without recourse to the Company for any customer credit risk. The Company does not retain any ongoing financial interest in the receivables sold under the Receivables Sales Program other than cash collection and administrative services. The Company has not recognized any servicing asset or liability as at January 3, 2026, as the fair values of the servicing arrangement and the fees earned are not considered material to the consolidated financial statements.

SUNOPTA INC.	-F14-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Receivables sold under the Receivables Sales Program are accounted for as sales of financial assets. The sold receivables are derecognized from accounts receivable on the Company's consolidated balance sheet at the time of sale to the Purchaser. For the year ended January 3, 2026, the loss on sale of the sold receivables, representing the discount taken by the Purchaser, amounted to $2.1 million (December 28, 2024 - $0.7 million), which is recorded as other non-operating expense on the consolidated statements of operations. Cash proceeds received from the Purchaser are classified as an operating activity in the consolidated statements of cash flows.

The following table summarizes activity related to the Receivables Sales Program:

	Year Ended
	January 3, 2026	December 28, 2024
	$	$
Receivables balance sold to the Purchaser, beginning of the year	24,986	-
Sale of receivables	249,671	62,021
Cash collected and remitted to the Purchaser	(226,105)	(37,035)
Receivables balance sold to the Purchaser, end of the year(1)	48,552	24,986
Cash collected and not remitted to the Purchaser(2)	(39,817)	(13,575)
Outstanding receivables sold, end of the year	8,735	11,411

(1) For the years ended January 3, 2026 and December 28, 2024, the Company recorded increases of $23.6 million and $25.0 million, respectively, to cash flows from operating activities of continuing operations from receivables sold under the Receivables Sales Program, which are reflected in the consolidated statements of cash flows.

(2) Cash collected from customers on behalf of but not yet remitted to the Purchaser is included in accounts payable on the consolidated balance sheets, with changes in such obligations reflected as operating activities in the consolidated statements of cash flows. There are no restrictions under the Agreement on the Company's use of the cash collected prior to the time it is due to be remitted to the Purchaser.

4. Inventories

	January 3, 2026	December 28, 2024
	$	$
Raw materials and work-in-process	58,536	51,422
Finished goods	52,101	46,843
Inventory reserve	(3,666)	(5,467)
	106,971	92,798

The change in the inventory reserve for the years ended January 3, 2026 and December 28, 2024 is comprised as follows:

	January 3, 2026	December 28, 2024
	$	$
Balance, beginning of year	5,467	6,810
Additions to reserve during the year	2,692	11,966
Reserves applied and inventories written off during the year	(4,493)	(13,309)
Balance, end of year	3,666	5,467

SUNOPTA INC.	-F15-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

5. Restricted Cash

As at December 28, 2024, restricted cash related to certain bank accounts in Mexico that were retained following the divestiture of Frozen Fruit that had been subject to a judicial hold. In November 2025, the Company secured the full release of all of the restricted cash.

6. Property, Plant and Equipment

The major components of property, plant and equipment as at January 3, 2026 and December 28, 2024 were as follows:

	January 3, 2026			December 28, 2024
	Cost	Accumulated depreciation	Net book value	Cost	Accumulated depreciation	Net book value

	$	$	$	$	$	$
Land	203	-	203	203	-	203
Buildings	115,383	30,806	84,577	105,080	25,744	79,336
Machinery and equipment	386,567	149,532	237,035	374,808	121,508	253,300
Enterprise software	17,692	7,185	10,507	14,983	5,916	9,067
Office furniture and equipment	3,956	2,579	1,377	3,913	2,299	1,614
Vehicles	405	352	53	405	307	98
	524,206	190,454	333,752	499,392	155,774	343,618

As at January 3, 2026, property, plant and equipment included construction in process assets of $17.9 million (December 28, 2024 - $18.6 million) and $14.7 million (December 28, 2024 - $12.6 million) of spare parts inventory. The Company did not capitalize any interest expense as part of the construction cost of property, plant and equipment for the years ended January 3, 2026 and December 28, 2024.

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

The following tables present supplemental information related to leases:

	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$
Lease Costs
Operating lease cost	17,224	18,243	14,856
Finance lease cost:
Depreciation of right-of-use assets	8,047	8,541	13,441
Interest on lease liabilities	5,172	5,455	9,310
Total finance lease cost	13,219	13,996	22,751

SUNOPTA INC.	-F16-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 3, 2026	December 28, 2024
	$	$
Balance Sheet Classification
Operating leases:
Operating lease right-of-use assets	111,196	105,692

Current portion of operating lease liabilities	18,282	17,055
Operating lease liabilities	103,150	99,328
Total operating lease liabilities	121,432	116,383

Finance leases:
Property, plant and equipment, gross	96,001	100,481
Accumulated depreciation	(25,554)	(23,514)
Property, plant and equipment, net	70,447	76,967

Current portion of long-term debt	19,698	20,393
Long-term debt	24,778	38,528
Total finance lease liabilities	44,476	58,921

	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$
Cash Flow Information
Cash paid (received) for amounts included in measurement of lease liabilities:
Operating cash flows from operating leases	17,679	17,268	13,852
Operating cash flows from finance leases	5,172	5,455	9,310
Financing cash flows from finance leases
Cash paid under finance leases(1)	25,283	20,203	89,087
Cash received under finance leases(2)	(8,485)	(1,446)	(6,568)

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	13,744	10,227	35,601
Finance leases	2,353	24,746	9,952

Right-of-use assets and liabilities reduced through lease terminations or modifications:
Operating leases	-	-	(914)

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

SUNOPTA INC.	-F17-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

	January 3, 2026	December 28, 2024	December 30, 2023
Other Information
Weighted-average remaining lease term (years):
Operating leases	10.1	11.2	12.0
Finance leases	2.9	3.1	3.2

Weighted-average discount rate:
Operating leases	8.6%	8.5%	8.6%
Finance leases	8.9%	9.6%	7.9%

	Operating leases	Finance leases
	$	$
Maturities of Lease Liabilities
2026	18,876	21,501
2027	18,617	13,736
2028	18,249	10,607
2029	16,811	4,187
2030	15,879	1,009
Thereafter	144,696	-
Total lease payments	233,128	51,040
Less: imputed interest	(111,696)	(6,564)
Total lease liabilities	121,432	44,476

As at January 3, 2026, the Company had entered into finance lease agreements to provide for up to $69 million of financing, in the aggregate, related to capacity expansion projects at its beverage facility in Midlothian, Texas, and fruit snacks facility in Omak, Washington, which are expected to become operational in 2026. As these finance leases had not commenced as at January 3, 2026, no amount of underlying right-of-use assets, or lease liabilities, were recognized on the consolidated balance sheet as of that date.

8. Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as at January 3, 2026 and December 28, 2024 were as follows:

	January 3, 2026			December 28, 2024
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
	$	$	$	$	$	$
Brand names	25,073	7,860	17,213	25,073	6,189	18,884
Customer relationships	2,251	1,171	1,080	2,251	1,058	1,193
Other	2,936	240	2,696	-	-	-
	30,260	9,271	20,989	27,324	7,247	20,077

Amortization expense associated with intangible assets in each of the next five fiscal years and thereafter is as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	$	$	$	$	$	$	$
Amortization expense	2,104	2,104	2,104	2,104	2,104	10,469	20,989

SUNOPTA INC.	-F18-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

9. Accrued Liabilities

	January 3, 2026	December 28, 2024
	$	$
Payroll and benefits	13,616	12,935
Accrued interest	183	1,435
Other accruals	2,544	3,506
	16,343	17,876

10. Notes Payable

From time to time, the Company finances certain purchases of trade goods and services through third-party extended payables facilities. Under these facilities, third-party intermediaries advance the amount of the scheduled payment to the supplier based on the invoice due date and issue a short-term note payable to the Company for the face amount of the supplier invoice. Interest accrues on the note payable from the contractual payment date of the supplier invoice to the extended due date of the note payable, as specified by the negotiated terms of each facility. The Company does not maintain any form of security with the third-party intermediaries. Proceeds from, and repayments of the notes payable associated with, these facilities are reported as financing cash flows on the Company's consolidated statements of cash flows. Outstanding principal payment obligations to the third-party intermediaries are recorded as notes payable on the Company's consolidated balance sheet. As at January 3, 2026, the Company had no outstanding notes payable.

11. Short-Term and Long-Term Debt

	January 3, 2026	December 28, 2024
	$	$
Short-Term Debt
Line of credit facility	-	-

Long-Term Debt
Term loan facility	162,000	173,250
Revolving credit facility	44,928	33,937
Less: unamortized debt issuance costs	(685)	(917)
Total credit facilities	206,243	206,270
Finance lease liabilities	44,476	58,921
Total long-term debt, before current portion	250,719	265,191
Less: current portion	33,198	29,393
Total long-term debt	217,521	235,798

SUNOPTA INC.	-F19-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Scheduled maturities of long-term debt, including finance lease liabilities, are as follows:

$
2026	35,001
2027	27,236
2028	190,535
2029	4,187
2030	1,009
Total gross maturities	257,968
Less: imputed interest on finance lease liabilities	(6,564)
Less: debt issuance costs	(685)
Total debt	250,719

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

As at January 3, 2026, the Company had no outstanding borrowings under the Line of Credit Facility.

Long-Term Debt

Credit Facilities

On December 8, 2023, the Company entered into a five-year Credit Agreement (the "Credit Agreement") providing for (i) a $180.0 million term loan credit facility (the "Term Loan Credit Facility") and (ii) an $85.0 million revolving credit facility (the "Revolving Credit Facility" and together with the Term Loan Credit Facility, the "Credit Facilities"). The Revolving Credit Facility includes $30.0 million of borrowing capacity available for letters of credit and provides for borrowings of up to $10.0 million on same-day notice including in the form of swingline loans. As at January 3, 2026, $4.6 million in letters of credit were issued but undrawn under the Revolving Credit Facility.

The Credit Facilities mature on December 8, 2028. Outstanding borrowings under the Term Loan Credit Facility as at January 3, 2026, are repayable in quarterly principal installments of $3.4 million from the fiscal quarter ending March 31, 2026 to the fiscal quarter ending December 31, 2027, and $4.5 million from the fiscal quarter ending March 31, 2028 to the fiscal quarter ending September 30, 2028, with the remaining principal balance of $121.5 million due on the maturity date.

Borrowings under the Credit Facilities bear interest at a margin over various reference rates, including a base rate (as defined in the Credit Agreement) and SOFR, selected at the option of the Company. The margin for the Credit Facilities is set quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter and will range from 1.00% to 2.25% with respect to base rate loans and from 2.00% to 3.25% for SOFR loans. For the year ended January 3, 2026, the weighted-average interest rate on outstanding borrowings under the Credit Facilities was 7.25%. In addition, the Company is required to pay an undrawn fee under the Revolving Credit Facility quarterly based on the consolidated total net leverage ratio for the preceding fiscal quarter ranging from 0.20% to 0.40% on the undrawn revolving commitments thereunder. The Company is also required to pay customary letter of credit fees, to the extent letters of credit are issued and outstanding under the Revolving Credit Facility.

SUNOPTA INC.	-F20-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

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

The Credit Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, the Company's ability to: create liens on assets; sell assets and enter into sale and leaseback transactions; pay dividends, prepay contractually subordinated indebtedness and make other restricted payments; incur additional indebtedness and make guarantees; make investments, loans or advances, including acquisitions; engage in certain transactions with affiliates; fundamentally change the character of the Company's business; enter into contractual obligations that restrict the ability of the Company or any Subsidiary Guarantor to grant a lien on its assets in favor of the lenders and other secured creditors under the Credit Facilities; and engage in mergers or consolidations. In addition, the Company is required to (i) maintain a minimum fixed charge coverage ratio of 1.20 to 1.00 as of the end of each quarterly test period and (ii) maintain a maximum consolidated total net leverage ratio of 3.50 to 1.00 for each quarterly test period for the fiscal quarter ending December 31, 2025 and thereafter; provided that, if the Company consummates an acquisition for consideration in excess of $50 million in any quarterly test period, then the maximum consolidated total net leverage ratio may, at the election of the Company (on no more than two occasions), be increased to 4.00 to 1.00 for the end of the four succeeding quarterly test periods.

The Credit Facilities also contain certain customary affirmative covenants and events of default. As at January 3, 2026, the Company was in compliance with all covenants of the Credit Agreement.

12. Series B-1 Preferred Stock

As at January 3, 2026, SunOpta Foods had 15,000 shares of Series B-1 Preferred Stock ("Series B-1 Preferred Stock") issued and outstanding with Oaktree Organics, L.P. and Oaktree Huntington Investment Fund II, L.P. (collectively, "Oaktree"). The aggregate liquidation preference of the Series B-1 Preferred Stock is $15.2 million, or approximately $1,015 per share. On April 17, 2024, the Company, SunOpta Foods and Oaktree entered into an Amending Agreement related to the elimination of the dividend rights attached to the Series B-1 Preferred Stock effective from and after December 31, 2023. The Series B-1 Preferred Stock previously paid a cumulative dividend of 8.0% per year that could be paid in-kind or in cash at the Company's option.

At any time, Oaktree may exchange the Series B-1 Preferred Stock, in whole or in part, into the number of common shares of the Company equal to, per share of Series B-1 Preferred Stock, the quotient of the liquidation preference divided by the exchange price of $2.50, which equated to 6,089,333 equivalent common shares as at January 3, 2026. At any time, SunOpta Foods may cause Oaktree to exchange all of their shares of Series B-1 Preferred Stock if the volume-weighted average price of the common shares during the then preceding 20 trading day period is greater than 200% of the exchange price then in effect. In addition, SunOpta Foods may redeem all of the Series B-1 Preferred Stock at any time for an amount per share equal to the value of the liquidation preference at such time.

As at January 3, 2026, the Company had 2,932,453 Special Shares, Series 2 issued and outstanding, all of which are held by Oaktree. The Special Shares, Series 2, with a par value of $0.00001 per share, serve as a mechanism for attaching exchanged voting rights to the Series B-1 Preferred Stock and entitle the holder thereof to one vote per Special Share, Series 2 on all matters submitted to a vote of the holder of the common shares, voting together as a single class, subject to certain exemptions. As a result of a permanent voting cap, the number of Special Shares, Series 2 issued to Oaktree at any time, when taken together with any other voting securities Oaktree then controls, cannot exceed 19.99% of the votes eligible to be cast by all security holders of the Company.

SUNOPTA INC.	-F21-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

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

For the year ended January 3, 2026, the Company repurchased 163,227 shares at an average price per share of $6.04, for total consideration paid of $1.0 million. The excess of the cost of the shares acquired over the stated capital thereof, totaling $0.3 million, was charged to accumulated deficit. As at January 3, 2026, $24.0 million of the authorized amount remained available under the Share Repurchase Program.

14. Stock-Based Compensation

On May 28, 2013, the Company's shareholders approved the 2013 Stock Incentive Plan, as amended (the "Stock Incentive Plan"), which permits the grant of a variety of stock-based awards, including stock options, restricted stock units ("RSUs") and performance share units ("PSUs") to selected employees and directors of the Company. As at January 3, 2026, 1,895,341 securities remained available for issuance under the Stock Incentive Plan.

Additionally, on January 2, 2024, the Company granted special one-time awards of 144,404 RSUs, 288,808 PSUs and 230,804 stock options to Brian Kocher in connection with his appointment as the Company's Chief Executive Officer effective January 2, 2024. On March 13, 2024, the Company granted Mr. Kocher an additional 74,000 RSUs, equal to the number of common shares of the Company purchased by Mr. Kocher on the open market within the 75-day period after his employment began.

Stock options, RSUs and PSUs granted under the Stock Incentive Plan, together with the corresponding special one-time awards granted to Mr. Kocher, are reflected in the tables below.

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, stock-based compensation of $7.4 million, $11.2 million and $12.4 million, respectively, was recorded in selling, general and administrative expenses on the consolidated statements of operations.

Stock Options

Stock options granted to employees during the three-year period ended January 3, 2026, vest ratably on each of the first through third anniversaries of the grant date and expire on the tenth anniversary of the grant date. Stock options granted by the Company contain an exercise price that is equal to the closing market price of the Company's common shares on the day prior to the grant date. Any consideration paid on the exercise of stock options is credited to capital stock.

SUNOPTA INC.	-F22-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes stock option activity for the year ended January 3, 2026:

			Weighted-
			average
		Weighted-	remaining
		average	contractual	Aggregate
	Stock options	exercise price	term (years)	intrinsic value
Outstanding, beginning of year	3,321,778	$5.56
Granted	594,277	3.92
Exercised	(434,403)	3.62
Forfeited	(180,231)	5.70
Expired	(1,991,005)	5.60
Outstanding, end of year	1,310,416	$5.39	7.7	$6
Exercisable, end of year	552,225	$6.54	6.0	$6

The total intrinsic value of stock options exercised during the year ended January 3, 2026 was $0.6 million.

The following table summarizes non-vested stock option activity during the year ended January 3, 2026:

		Weighted-
		average grant-
	Stock options	date fair value
Non-vested, beginning of year	643,214	$3.77
Granted	594,277	2.39
Vested	(299,069)	3.67
Forfeited	(180,231)	3.48
Non-vested, end of year	758,191	$2.80

The weighted-average grant-date fair values of all stock options granted in the years ended January 3, 2026, December 28, 2024 and December 30, 2023, were $2.39, $3.85 and $3.87, respectively, using a Black-Scholes option pricing model with the following assumptions:

	January 3, 2026	December 28, 2024	December 30, 2023
Grant-date stock price	$3.92	$6.10	$6.29
Dividend yield(a)	0%	0%	0%
Expected volatility(b)	62.2%	65.7%	63.5%
Risk-free interest rate(c)	4.2%	4.3%	4.1%
Expected life of options (years)(d)	6.0	6.0	6.0

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

Total compensation costs related to non-vested stock option awards not yet recognized as an expense was $1.6 million as at January 3, 2026, which will be amortized over a weighted-average remaining vesting period of 1.8 years.

SUNOPTA INC.	-F23-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarizes stock options outstanding and exercisable as at January 3, 2026:

			Weighted-
			average
			remaining	Weighted-		Weighted-
Exercise price range		Outstanding	contractual life	average exercise	Exercisable	average exercise
Low	High	options	(years)	price	options	price
$3.25	$3.60	13,160	3.9	$3.25	13,160	$3.25
3.61	4.33	546,047	9.3	3.92	-	3.92
4.34	5.73	274,995	7.4	5.41	198,060	5.36
5.74	6.45	214,734	6.8	6.12	179,440	6.07
6.46	14.77	261,480	5.6	7.94	161,565	8.77
		1,310,416	7.7	$5.39	552,225	$6.54

Restricted Stock Units

RSUs granted to employees vest ratably on each of the first through third anniversaries of the grant date and RSUs granted to directors vest 100% on the first anniversary of the grant date. Each vested RSU entitles the employee or director to receive one common share of the Company without payment of additional consideration. Non-employee directors may elect to defer receipt of common shares until their departure from the Board of Directors.

The weighted-average grant-date fair values of all RSUs granted in the years ended January 3, 2026, December 28, 2024 and December 30, 2023, were $4.93, $6.17 and $5.88, respectively, based on the closing price of the Company's common shares on the grant dates. The following table summarizes non-vested RSU activity during the year ended January 3, 2026:

		Weighted-
		average grant-
	RSUs	date fair value
Non-vested, beginning of year	788,064	$6.08
Granted	701,714	4.93
Vested	(470,378)	5.99
Forfeited	(127,240)	5.85
Non-vested, end of year	892,160	5.26
Vested and deferred	34,830	5.74
Outstanding, end of year	926,990	$5.27

The total intrinsic value of RSUs that vested during the year ended January 3, 2026 was $2.7 million. Total compensation costs related to non-vested RSU awards not yet recognized as an expense was $3.2 million as at January 3, 2026, which will be amortized over a weighted-average remaining vesting period of 1.7 years.

Performance Share Units

Performance Conditions

The vesting of PSUs granted to employees under the Company's annual Short-Term Incentive Plan ("STIP") is dependent on the Company achieving a predetermined measure of adjusted earnings before interest, taxes, depreciation and amortization. For PSUs granted to employees under the Company's 2025 and 2024 Long-Term Incentive Plans ("LTIP"), the vesting of one-half of the PSUs is contingent on the achievement of compound annual growth rate ("CAGR") benchmarks for revenue during the applicable three-year performance period commencing on January 1 of the year of grant, and the vesting of the other one-half of the PSUs is contingent on the achievement of return on invested capital ("ROIC") benchmarks within the same performance period. The percentage of vested LTIP PSUs may range from 0% to 200% based on the Company's achievement of the predetermined CAGR and ROIC benchmarks. Each vested performance condition PSU entitles the employee to receive one common share of the Company without payment of additional consideration, subject to the employee's continued employment through the vesting date.

SUNOPTA INC.	-F24-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The weighted-average grant-date fair values of performance condition PSUs granted during the years ended January 3, 2026, December 28, 2024 and December 30, 2023, were $4.61, $6.49 and $6.96, respectively, based on the closing price of the Company's common shares on the grant dates. The following table summarizes non-vested performance condition PSU activity during the year ended January 3, 2026:

	Performance	Weighted-
	Condition	average grant-
	PSUs	date fair value
Non-vested, beginning of year	791,041	$6.51
Granted	1,145,107	4.61
Vested	(536,633)	6.46
Cancelled or forfeited	(191,286)	5.70
Non-vested, end of year	1,208,229	$4.85

The total intrinsic value of performance condition PSUs that vested during the year ended January 3, 2026 was $2.2 million.

Each reporting period, the number of unvested performance condition PSUs that are expected to vest is redetermined and the aggregate grant-date fair value of the redetermined number of PSUs is amortized on a straight-line basis over the remaining requisite service period less amounts previously recognized. As at January 3, 2026, the compensation cost not yet recognized as an expense for these PSUs that are expected to vest was $2.4 million, which will be amortized over a weighted-average remaining vesting period of 1.7 years.

Market Conditions

The vesting of PSUs granted to employees under the Company's 2023 LTIP, and the special one-time PSUs granted to Mr. Kocher in 2024, are dependent on the Company's total shareholder return ("TSR") performance relative to food and beverage companies in a designated index during a three-year performance period commencing on January 1 of the year of grant, and the employee's continued employment with the Company through the vesting dates. The TSR for the Company and each of the companies in the designated index are calculated at the end of the applicable three-year performance period using a 20-trading day average closing price as of December 31. The percentage of vested PSUs may range from 0% to 200% based on the Company's achievement of predetermined TSR thresholds. Each vested market condition PSU entitles the employee to receive one common share of the Company without payment of additional consideration.

The grant-date fair values of market condition PSUs granted in the years ended December 28, 2024 and December 30, 2023, were $7.73 and $7.00, respectively, using a Monte Carlo valuation model with the following assumptions:

	December 28, 2024	December 30, 2023
Grant-date stock price	$5.54	$6.35
Dividend yield	0%	0%
Expected volatility(a)	58.4%	55.5%
Risk-free interest rate(b)	4.1%	4.7%
Expected life (in years)(c)	3.0	2.5

(a) Determined based on the historical volatility of the Company's common shares over the performance period of the PSUs.

(b) Determined based on U.S. Treasury yields with a remaining term equal to the performance period of the PSUs.

(c) Determined based on the performance period of the PSUs.
SUNOPTA INC.	-F25-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table summarized non-vested market condition PSU activity during the year ended January 3, 2026:

	Market	Weighted-
	Condition	average grant-
	PSUs	date fair value
Non-vested, beginning of year	753,839	$7.82
Vested	(153,428)	8.48
Forfeited	(177,773)	8.03
Non-vested, end of year	422,638	$7.50

The total intrinsic value of market condition PSUs that vested during the year ended January 3, 2026 was $1.4 million.

Total compensation costs related to non-vested market condition PSUs not yet recognized as an expense was $0.9 million as at January 3, 2026, which will be amortized over a weighted-average remaining vesting period of 1.2 years.

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan whereby employees can purchase common shares of the Company through payroll deductions. For the year ended January 3, 2026, the Company's employees purchased 85,431 common shares (December 28, 2024 - 84,194; December 30, 2023 - 120,666) for total proceeds of $0.5 million (December 28, 2024 - $0.4 million; December 30, 2023 - $0.6 million). As at January 3, 2026, 255,941 common shares remained available to be granted under this plan.

15. Income Taxes

Earnings (Loss) from Continuing Operations Before Income Taxes

	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$
Canada	(3,878)	(10,470)	(12,709)
U.S.	20,616	1,011	(9,203)
Mexico	(279)	(545)	-
Earnings (loss) from continuing operations before income taxes	16,459	(10,004)	(21,912)

SUNOPTA INC.	-F26-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Income Tax Expense (Benefit)

	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$
Current income tax expense (benefit):
Canada:
Federal	28	64	(32)
Provincial	22	49	-
U.S.	165	213	(677)
Mexico	553	1,324	-
	768	1,650	(709)

Deferred income tax expense (benefit):
Canada:
Federal	(154)	-	-
Provincial	77	-	-
U.S.	-	-	3,978
Mexico	-	(180)	-
	(77)	(180)	3,978
Income tax expense	691	1,470	3,269

SUNOPTA INC.	-F27-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Reconciliation of Effective Tax Rate

The following table is a reconciliation of the Canadian federal statutory tax rate to the effective tax rate for the year ended January 3, 2026:

	January 3, 2026
	Amount	Rate
Canadian federal statutory tax rate	$2,469	15.0%
Canadian provincial income taxes
Statutory provincial income taxes(1)	(446)	-2.7%
Effect of cross-border tax laws:
Foreign accrual property income	65	0.4%
Change in valuation allowance	(658)	-4.0%
Nondeductible items:
Stock-based compensation	849	5.2%
Intercompany loan restructuring	174	1.1%
Foreign tax effects
United States:
Federal statutory rate difference between U.S. and Canada	1,237	7.5%
State income taxes(2)	989	6.0%
Change in enacted tax rates	30	0.2%
Change in valuation allowance	(4,283)	-26.0%
Nondeductible items:
Stock-based compensation	(1,502)	-9.1%
Disallowed executive compensation	501	3.0%
Other adjustments	101	0.6%
Mexico:
Federal statutory rate difference between Mexico and Canada	(42)	-0.3%
Effect of cross-border tax laws:
Withholding tax	173	1.1%
Change in valuation allowance	(232)	-1.4%
Nondeductible item:
Intercompany loan restructuring	508	3.1%
Other adjustments	187	1.1%
Effect of cross-border tax laws
Foreign accrual property income	84	0.5%
Change in valuation allowance	(858)	-5.2%
Nondeductible items
Stock-based compensation	1,107	6.7%
Intercompany loan restructuring	226	1.4%
Other adjustments	12	0.1%
Effective tax rate	$691	4.2%

(1) Represents Ontario provincial taxes.

(2) California and Pennsylvania represent the majority of state income taxes.
SUNOPTA INC.	-F28-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

The following table is a reconciliation of the Canadian combined federal and provincial statutory tax rate to the effective tax rate for the years ended December 28, 2024 and December 30, 2023:

	December 28, 2024		December 30, 2023
	Amount	Rate	Amount	Rate
Canadian combined statutory rate	$(2,651)	26.5%	$(5,807)	26.5%
Stock-based compensation	1,392	-13.9%	(607)	2.8%
Change in valuation allowance	2,534	-25.3%	6,607	-30.2%
Disallowed executive compensation	140	-1.4%	2,372	-10.8%
Foreign tax rate differential	(29)	0.3%	107	-0.5%
Change in enacted tax rates	6	-0.1%	90	-0.4%
Other	78	-0.8%	507	-2.3%
Effective tax rate	$1,470	-14.7%	$3,269	-14.9%

Cash Income Taxes

For the year ended January 3, 2026, income tax refunds received, net of income tax payments made, which all pertained to the U.S., totaled $3.1 million. Total income taxes paid were $0.4 million and $0.6 million for the years ended December 28, 2024 and December 30, 2023, respectively.

Deferred Income Taxes

The tax effects of temporary differences giving rise to deferred income tax assets and liabilities are as follows:

	January 3, 2026	December 28, 2024
	$	$
Loss and credit carryovers	57,191	52,021
Lease liabilities	30,516	29,771
Interest expense limitation (163j)	17,398	19,970
Stock-based compensation	985	1,431
Inventory basis differences	895	1,351
Property, plant and equipment and intangible assets	(32,251)	(24,892)
Right-of-use lease assets	(29,158)	(28,374)
Other	5,125	5,945
	50,701	57,223
Less: valuation allowance	50,949	57,548
Deferred income tax liability	(248)	(325)

SUNOPTA INC.	-F29-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Tax Attributes

The following table details the Company's tax attributes as at January 3, 2026, for which it has recorded deferred tax assets:

	Gross attribute amount	Net attribute amount	Expiration years
Tax Attributes
Net operating losses - Canada	$136	$36	2043
Net operating losses - U.S. Federal	192,889	40,507	2037 and indefinite
Net operating losses - U.S. State	201,556	8,324	2027-2044 and indefinite
Net operating losses - Other	3,833	1,150	2028
Federal credits - Canada	-	186	2026-2027
Federal credits - U.S.	-	3,267	2031-2045
State credits - U.S.	-	32	2026
Federal capital loss - Canada	27,838	3,689	N/A
Total		$57,191

Undistributed Earnings

As the undistributed earnings of the Company's non-Canadian subsidiaries are considered to be indefinitely reinvested, no provision for deferred taxes has been provided thereon.

Uncertain Tax Positions

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, the Company did not identify any material uncertain tax positions or recognize any related tax benefits. The Company believes it has adequately examined its tax positions taken or expected to be taken in a tax return; however, amounts asserted by taxing authorities could differ from the Company's positions. Accordingly, additional provisions on federal, provincial, state, and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Tax Assessments

The number of years with open tax audits varies depending on the tax jurisdiction. The Company's major taxing jurisdictions are the U.S. (including multiple states) and Canada (Ontario). The Company's 2021 through 2024 tax years (and any tax year for which available non-capital loss carryforwards were generated up to the amount of non-capital loss carryforwards) remain subject to examination for U.S. federal tax purposes, and tax years 2018 through 2024 remain subject to examination for Canadian federal tax purposes. There are other ongoing audits in various other jurisdictions that are not considered material to the Company's consolidated financial statements.

Pillar Two Taxation

The Organization for Economic Co-operation and Development has introduced the Pillar Two framework, which establishes a global minimum corporate tax rate of 15% for multinational enterprises with consolidated annual revenues of €750 million or more ("Pillar Two"). During 2024, Canada enacted legislation to adopt Pillar Two effective for fiscal years beginning on or after December 31, 2023. For the years ended January 3, 2026 and December 28, 2024, the incorporation of Pillar Two did not have a material impact on the Company's effective tax rate.

SUNOPTA INC.	-F30-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

16. Earnings (Loss) Per Share

Basic and diluted earnings (loss) per share were calculated as follows (shares in thousands):

	January 3, 2026	December 28, 2024	December 30, 2023
Basic Earnings (Loss) Per Share
Numerator for basic earnings (loss) per share:
Earnings (loss) from continuing operations	$15,768	$(11,474)	$(25,181)
Less: dividends and accretion on preferred stock	(175)	(539)	(1,981)
Earnings (loss) from continuing operations attributable to common shareholders	15,593	(12,013)	(27,162)
Loss from discontinued operations	-	(5,919)	(153,608)
Earnings (loss) attributable to common shareholders	$15,593	$(17,932)	$(180,770)

Denominator for basic earnings (loss) per share:
Basic weighted-average number of shares outstanding	117,965	116,617	114,226

Basic earnings (loss) per share:
Earnings (loss) from continuing operations attributable to common shareholders	$0.13	$(0.10)	$(0.24)
Loss from discontinued operations	-	(0.05)	(1.34)
Earnings (loss) attributable to common shareholders	$0.13	$(0.15)	$(1.58)

	January 3, 2026	December 28, 2024	December 30, 2023
Diluted Earnings (Loss) Per Share
Numerator for diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$15,768	$(11,474)	$(25,181)
Less: dividends and accretion on preferred stock(1)	-	(539)	(1,981)
Earnings (loss) from continuing operations attributable to common shareholders	15,768	(12,013)	(27,162)
Loss from discontinued operations	-	(5,919)	(153,608)
Earnings (loss) attributable to common shareholders	$15,768	$(17,932)	$(180,770)

Denominator for diluted earnings (loss) per share:
Basic weighted-average number of shares outstanding	117,965	116,617	114,226
Dilutive effect of the following:
Stock options, RSUs and PSUs(2)	725	-	-
Series B-1 Preferred Stock(1)	6,089	-	-
Diluted weighted-average number of shares outstanding	124,779	116,617	114,226

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations attributable to common shareholders	$0.13	$(0.10)	$(0.24)
Loss from discontinued operations	-	(0.05)	(1.34)
Earnings (loss) attributable to common shareholders	$0.13	$(0.15)	$(1.58)

(1) For the year ended January 3, 2026, it was more dilutive to assume the Series B-1 Preferred Stock was exchanged into common shares and, therefore, the numerator of the diluted loss per share calculation was adjusted to exclude the accretion on the Series B-1 Preferred Stock and the denominator was adjusted to include the 6,089,333 common shares issuable on an if-converted basis. For the years ended December 28, 2024 and December 30, 2023, it was more dilutive to the loss per share from continuing operations to assume the Series B-1 Preferred Stock was not exchanged into common shares.

SUNOPTA INC.	-F31-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

(2) For the years ended December 28, 2024 and December 30, 2023, 1,026,759 and 1,273,093 potential common shares were excluded from the calculation of diluted loss per share due to their effect of reducing the loss per share from continuing operations attributable to common shareholders. Dilutive potential common shares consist of stock options, RSUs, and certain contingently issuable PSUs. For the years ended January 3, 2026, December 28, 2024 and December 30, 2023, stock options and RSUs to purchase or receive 1,275,099, 1,238,722 and 2,192,677 potential common shares, respectively, were anti-dilutive because the assumed proceeds exceeded the average market price of the common shares for the respective periods.

17. Supplemental Cash Flow Information

	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$
Changes in Operating Assets and Liabilities, Net of Divestitures
Accounts receivable	(29,282)	19,482	(2,195)
Inventories	(14,173)	(8,421)	(10,631)
Accounts payable	24,580	10,901	1,054
Other operating assets and liabilities	2,290	(4,251)	(10,610)
	(16,585)	17,711	(22,382)

Cash paid for interest	24,332	23,927	24,032

Non-Cash Investing and Financing Activities
Change in additions to property, plant and equipment included in accounts payable	1,053	2,885	(436)
Change in accrued dividends on preferred stock	-	(304)	(305)
Short-term note receivable on divestiture of Frozen Fruit	-	-	(6,300)
Seller Promissory Notes on divestiture of Frozen Fruit	-	-	(20,000)

18. Commitments and Contingencies

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

U.S. Customs and Border Protection Matter

On February 3, 2025, the Company delivered a voluntary disclosure letter to U.S. Customs and Border Protection ("CBP") regarding the tariff classification of certain fruit snack products produced at the Company's Niagara, Ontario, facility. The Company disclosed to CBP that a revised tariff classification should have been utilized for previously reported shipments, resulting in the underpayment of duties to CBP for the period from January 2022 to December 2024. The Company submitted its final report to CBP on April 3, 2025. As at January 3, 2026 and December 28, 2024, the Company recognized $5.2 million and $7.4 million, respectively, in accounts payable on the consolidated balance sheets, for the duties owed and interest thereon, net of payments made to CBP. As the matter remains subject to review by CBP, it is possible that the actual amount of duties and interest owed may differ from the amount presently accrued by the Company, and CBP may assess additional fines, penalties or enact other measures.

SUNOPTA INC.	-F32-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Product Withdrawal

In the second quarter of 2024, the Company conducted a voluntary withdrawal from customers of certain batches of aseptically-packaged products that may have had the potential for non-pathogenic microbial contamination. None of the withdrawn product made it into the consumer marketplace. For the year ended December 28, 2024, the Company recognized direct costs related to the withdrawal of $2.1 million, net of expected insurance recoveries, in cost of goods sold in the consolidated statement of operations. The Company is seeking to recover a portion of the withdrawal-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. During 2025, the Company received partial insurance proceeds of $3.0 million related to the withdrawal. As at January 3, 2026, remaining expected insurance recoveries of $4.7 million (December 28, 2024 - $7.6 million) were included in prepaid expenses and other current assets on the consolidated balance sheets.

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

19. Segment Information

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

SUNOPTA INC.	-F33-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Disaggregation of Revenue

The majority of the Company's products are shelf-stable packaged food and beverage products and share similar customers and distribution. The principal products that comprise the Company's product categories are as follows:

Category	Principal Products
Beverages and broths	Plant-based beverages utilizing oat, almond, soy, coconut, rice, hemp, and other bases, including Dream® and West Life™ brands; oat-based creamers, including SOWN® brand; ready-to-drink protein shakes; packaged teas and concentrates; and meat and vegetable broths and stocks.
Fruit snacks	Ready-to-eat fruit snacks made from apple purée and juice concentrate in bar, bit, twist, strip and sandwich formats; and cold pressed fruit bars.
Ingredients	Liquid bases utilizing oat and soy.

Revenue disaggregated by product category is as follows:

	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$
Product Category
Beverages and broths	650,029	577,069	499,226
Fruit snacks	153,828	127,328	98,186
Ingredients	13,858	17,025	17,032
Smoothie bowls(1)	-	2,306	12,286
Total revenues	817,715	723,728	626,730

(1) On March 4, 2024, the Company completed the sale of its smoothie bowl product line and exited the category.

Specified Expense Items

The following table presents details of specified expenses provided to the CODM and included in earnings (loss) from continuing operations:

	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$
Depreciation and Amortization
Depreciation expense included in cost of goods sold	32,106	29,719	24,225
Depreciation expense included in selling, general and administrative expenses	5,404	4,994	5,030
Intangible asset amortization expense	2,024	1,784	1,784
Total depreciation and amortization	39,534	36,497	31,039

Stock-Based Compensation
Stock-based compensation expense included in selling, general and administrative expenses	7,381	11,190	12,432

Interest Expense, Net
Interest expense, net of capitalized interest	23,080	26,307	24,422
Amortization of debt issuance costs	1,128	914	1,398
Loss on extinguishment of debt	-	-	1,584
Interest income	(3,130)	(2,313)	(495)
Interest expense, net	21,078	24,908	26,909

SUNOPTA INC.	-F34-	January 3, 2026 Form 10-K

SunOpta Inc.
Notes to Consolidated Financial Statements

For the years ended January 3, 2026, December 28, 2024 and December 30, 2023

(All tabular dollar amounts expressed in thousands of U.S. dollars, except per share amounts)

Geographic Information

Revenues from external customers are attributed to countries based on the location of the customer. Revenues from external customers by geographic area for the years ended January 3, 2026, December 28, 2024 and December 30, 2023 were as follows:

	January 3, 2026	December 28, 2024	December 30, 2023
	$	$	$
Revenues from External Customers
U.S.	797,628	710,191	611,566
Canada	19,678	11,359	11,740
Other	409	2,178	3,424
Total revenues from external customers	817,715	723,728	626,730

Long-lived assets consist of property, plant and equipment, net of accumulated depreciation, and operating lease right-of-use assets, which are attributed to countries based on the physical location of the assets. Long-lived assets by geographic area as at January 3, 2026 and December 28, 2024 were as follows:

	January 3, 2026	December 28, 2024
	$	$
Long-Lived Assets
U.S.	439,365	446,525
Canada	5,583	2,785
Total long-lived assets	444,948	449,310

Major Customers

One customer accounted for 32%, 32% and 35% of the Company's consolidated revenues for the years ended January 3, 2026, December 28, 2024 and December 30, 2023, respectively. No other customer accounted for 10% or more of the Company's consolidated revenues in any of those years.

20. Subsequent Event

Arrangement Agreement with Refresco

On February 6, 2026, the Company entered into an Arrangement Agreement with Pegasus BidCo B.V., a private company with limited liability incorporated under the laws of the Netherlands ("Parent"), and 2786694 Alberta Ltd., a corporation formed under the laws of the Province of Alberta and a wholly-owned subsidiary of Parent ("Purchaser" and together with Parent, "Refresco"), pursuant to which, on the terms and subject to the conditions set forth therein, Purchaser has agreed to acquire all of the issued and outstanding common shares of the Company, including the common shares issuable on the exchange of the Series B-1 Preferred Stock (see note 12), by way of a court-approved statutory plan of arrangement under the Canada Business Corporations Act (the "Arrangement"). Pursuant to the Arrangement, at the closing, each issued and outstanding common share of the Company (other than shares held by dissenting shareholders, if any) will be transferred to Purchaser for consideration of $6.50 per share in cash, less applicable withholdings. The Arrangement is expected to close in the second quarter of 2026, subject to satisfaction or waiver of the closing conditions, including receipt of court and regulatory approvals and subject to the Company's shareholder approval. Upon completion of the transaction, the Company will become a wholly-owned subsidiary of Refresco, and the common shares of the Company will be delisted from The Nasdaq Stock Market and the Toronto Stock Exchange.

SUNOPTA INC.	-F35-	January 3, 2026 Form 10-K